Form 10-K
period 1993-12-31
SOTHEBYS HOLDINGS INC
filed 1994-03-31
CIK 823094

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     FOR THE TRANSITION PERIOD
     FROM                          TO                          .
     COMMISSION FILE NUMBER 1-9750.

                            SOTHEBY'S HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                MICHIGAN                                  38-2478409
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

  500 NORTH WOODWARD AVENUE, SUITE 100
       BLOOMFIELD HILLS, MICHIGAN                           48304
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (313) 646-2400 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                             ON WHICH REGISTERED
        -------------------                            ---------------------
Class A Limited Voting Common Stock,                  New York Stock Exchange
          $0.10 Par Value                              London Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.           YES .....X.... NO ..........


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 11, 1994, the aggregate market value of the 35,295,196 shares of Class A Limited Voting Common Stock held by non-affiliates of the registrant was $648,549,000, based upon the closing price ($18 3/8) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Limited Voting Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 11, 1994, there were outstanding 35,580,469 shares of Class A Limited Voting Common Stock and 20,064,305 shares of Class B Common Stock, freely convertible into 20,064,305 shares of Class A Limited Voting Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual shareholders report for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS
General

     Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is the world's leading fine art auctioneer, specializing in paintings, jewelry, decorative art and a wide range of other property. The worldwide auction business is conducted through a division known as "Sotheby's" and consists of three principal operating units:
Sotheby's North and South America ("Sotheby's, Inc."), Sotheby's Europe and Sotheby's Asia. In addition to auctioneering, the Company is engaged in two other lines of business: art-related financing and marketing and brokering luxury real estate.

     The Company believes it is one of the world's leaders in art-related financing. The Company lends money secured by consigned art to clients in order to facilitate their bringing property to auction. In addition, a portion of the Company's loan portfolio consists of loans to collectors, dealers and museums secured by collections not presently intended for sale.

     The Company, through its subsidiary, Sotheby's International Realty, Inc., is engaged in marketing and brokering luxury residential real estate.

     The Company was incorporated in Michigan in August 1983. In October 1983, the Company purchased Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited (the "London Stock Exchange") and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company sold shares of Class A Limited Voting Common Stock to the public. The Class A Limited Voting Common Stock is listed on the New York Stock Exchange and the London Stock Exchange.

     Additional information relating to the Company's business segments and the geographic areas in which the Company operates appears in Note C to the Company's Consolidated Financial Statements in the Annual Shareholders Report for the year ended December 31, 1993 (the "Annual Report"), which is incorporated herein by reference.

THE AUCTION BUSINESS

     Transactions in the world art market are effected through numerous dealers, the two major auction houses and smaller auction houses and also directly between collectors. Although dealers and smaller auction firms do not report sales, the Company believes that dealers account for the majority of the volume of transactions in the world art market.

     The Company and Christies International Plc, a publicly held company in the United Kingdom ("Christie's"), are the two largest art auction houses in the world. The Company conducted aggregate auction sales in 1993 of $1.33 billion (approximately B.P.888 million). Christie's aggregate auction sales in 1993 were approximately $1.09 billion (B.P.728 million). The auction sales of the next largest art auction house, Phillips Son & Neale, were approximately $123 million (B.P.82 million) for the year ended December 31, 1993.

     The Company auctions a wide variety of property, including fine art, jewelry, decorative art and rare books. In an approximate breakdown of 1993 auction sales by type of property, fine art accounted for approximately $589 million, or 44%, of auction sales, decorative art accounted for approximately $423 million, or 32%, of auction sales and jewelry, rare books and other property accounted for approximately $313 million, or 24%, of auction sales.

     Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company's principal role as an auctioneer is to identify, evaluate and authenticate works of art through its international staff of experts, to stimulate purchaser interest through professional marketing techniques and to match sellers and buyers through the auction process.

     In its role as auctioneer, the Company normally functions as an agent accepting property on consignment from its selling clients. The Company conducts its auctions as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payments. The Company frequently releases property sold at auction to buyers, primarily dealers, before the Company receives payment. In such event, the Company is liable to the seller for the net sale proceeds even if the Company never receives payment from the buyer.

     In addition, on certain occasions, the Company will assure the consignor a minimum price in connection with the sale of property. The Company must perform under its assurances only in the event that (a) the property fails to sell at auction and (b) the consignor prefers to be paid the minimum price rather than retain ownership of the unsold property. In such event, the Company purchases the property at the minimum price.

     Occasionally, the Company acts as a principal in connection with the sale of property. For example, the Company acts as a principal through its participation in Acquavella Modern Art (the "Partnership" or "AMA"), a partnership consisting of a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. ("ACA"). The Company's investment in the Partnership is the contribution of the inventory acquired through the purchase of the common stock of the Pierre Matisse Gallery ("Matisse") for $153.1 million in 1990. The primary purpose of the Partnership is to dispose of the inventory. According to the terms of the Partnership agreement, each partner has a 50% interest in the earnings of the Partnership and all cash available for distribution is initially distributed to the Company until the Company receives $270,339,390, together with a return equal to the prime rate (as defined). Thereafter, cash distributions are made on a 50-50 basis. To the extent that the Partnership requires working capital, the Company has agreed to lend the same to the Partnership. Any amounts loaned to the Partnership by the Company would bear interest, compounded monthly, at prime plus 1%. As of December 31, 1993, the Company had received the $270,339,390 noted above and no amounts had been loaned to the Partnership or advanced to ACA. Inventory in the amount of $89.1 million had been sold through December 31, 1993, primarily through private sales. See Note E to the Consolidated Financial Statements in the Annual Report.

     All buyers pay a premium (known as the buyer's premium) to the Company on auction purchases. Effective January 1, 1993, the buyer's premium in North America was increased to 15% of the hammer price on all items sold for $50,000 or less, and 15% of the first $50,000 for items sold in excess of that amount (10% on the remainder). Generally, similar structures were simultaneously implemented throughout most of the rest of Sotheby's auction operations. Previously the buyer's premium had been 10% in most locations. A selling commission, which can vary depending on the sale location, type of seller (for example, dealers) and the selling price of the property, is charged to the seller. In situations involving major individual works of art, collections or collectors, the selling commission tends to be negotiated to a level below that which otherwise would apply.

     The Company's operating revenues are significantly influenced by a number of factors not within the Company's control, including the overall strength of the international economy, in particular, the economies of the United States, the United Kingdom, the major countries of continental Europe and Asia, principally Japan and Hong Kong; political conditions in various nations; the presence of export and exchange controls; taxation of sales of auctioned property; competition and the amount of property being consigned to art auction houses.

     The Company's business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. See "Management's Discussion and Analysis of Results of Operations and Financial
Condition--Seasonality" in the Annual Report, which is incorporated herein by reference.

The Auction Market

     Competition in the world art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale. The Company's primary auction competitor is Christie's.

     The owner of a work of art wishing to sell it has three options: sale or consignment to, or private brokerage by, an art dealer; consignment to an auction house; or private sale to a collector or museum without use of an intermediary. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust.

     A complex array of factors influences the seller's decision. These factors include: the level of expertise of the dealer or auction house with respect to the property; a prior relationship between the seller and the firm; the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category; the amount of cash offered by a dealer or other purchaser to purchase the property outright compared with the estimates given by auction houses; the time that will elapse before the seller will receive sale proceeds; the desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers); the amount of commission proposed by dealers or auction houses to sell a work on consignment; the cost, style and extent of presale promotion to be undertaken by a firm; recommendations by third parties consulted by the seller; personal interaction between the seller and the firm's staff; and the availability and extent of related services, such as a tax or insurance appraisal and short-term financing. The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art experts, have established with potential sellers.

     It is not possible to measure the entire world art market or to reach any conclusions regarding overall competition because dealers and smaller auction firms do not report sales. Based on the reported sales of the Company and Christie's during each of the last 10 years, the Company has been and remains the world leader in auction sales.

Regulation

     Regulation of the auction business varies from jurisdiction to jurisdiction. Such regulations do not impose a material impediment to the worldwide business of the Company.

     In February 1990, certain members of the Assembly of the State of New York, the jurisdiction where the Company's principal U.S. auctions are held, initiated an inquiry with respect to the business practices of auction houses, museums and art dealers, including the Company. In January 1991, and again in 1992 and 1993, the Assemblymen reintroduced proposed legislation which, if enacted, would substantially alter the manner in which the Company's auction business in New York is conducted. To date, no legislation has been enacted by the State of New York.

THE FINANCE BUSINESS

     The Company arranges financing secured by works of art and other personal property owned by its customers. The Company's finance operations are conducted through its wholly-owned subsidiary, Sotheby's Financial Services, Inc.

     The Company generally makes two types of art-related loans: (1) advances to consignors who are contractually committed, in the near term, to sell property at auction; and (2) term loans to collectors, museums or dealers secured by property not intended for sale. The loans are generally made with full recourse to the borrower. In certain instances, consignor advances are made with recourse limited to the works of art consigned for sale and pledged as security for the loan, or with recourse limited to the consigned works and to other works of art owned by the consignor but not pledged as security. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The term loan allows the Company to establish or enhance a mutually beneficial relationship with major dealers and collectors. Term loans generally have a maturity of one year. The Company's loans generally are variable rate loans.

     The Company reviews its loan portfolio on a quarterly basis. Each loan is categorized based on the financial status of the borrower and the current estimated realizable value of collateral securing the loan. When management believes that the estimated realizable collateral value has fallen below the principal amount of a loan or when the borrower is in default, the loan becomes subject to more frequent monitoring. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the shortfall may not be collectible from the borrower. With respect to any such loan, the amount of the applicable reserve is adjusted quarterly to reflect the portion of the loan that the Company believes may become uncollectible. See Note D to the Consolidated Financial Statements in the Annual Report.


     The Company funds its finance operations through internally generated funds, through the issuance of U.S. commercial paper and through its bank credit lines, including its revolving credit facilities. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" and Note G to the Consolidated Financial Statements in the Annual Report.


  Competition

     A considerable number of conventional lending sources offer loans at a lower cost to borrowers than those offered by the Company. However, the Company believes that, with the exception of Christie's, few other lenders are as willing to accept works of art as collateral. The Company believes that its financing alternatives are attractive to clients who wish to obtain liquidity from their art assets for various reasons, despite the comparatively higher interest rates charged by the Company.

THE LUXURY REAL ESTATE BUSINESS

     Sotheby's International Realty, Inc. ("SIR") was founded in 1976 as an outgrowth of Sotheby's auction activities and in response to the requests of major clients to market estates and other real property that required exposure beyond a local market. SIR responds to the needs of its clients by (a) acting as an exclusive marketing agent providing services to licensed real estate brokerage offices and (b) operating its own real estate brokerage offices in certain locations.

Competition

     SIR's primary competitors are small, local real estate brokerage firms that deal exclusively with luxury real estate and the "distinctive property" divisions of large regional and national real estate firms. Competition in the luxury real estate business takes many forms, including competition in price, marketing expertise and the provision of personalized service to sellers and buyers.

Regulation

     The real estate brokerage business is subject to regulation in most jurisdictions in which SIR operates. Typically, individual real estate brokers and brokerage firms are subject to licensing requirements. SIR is registered to conduct business in 34 states and maintains real estate brokerage licenses in 12 states. In other jurisdictions, SIR acts as an exclusive marketing agent providing services to licensed real estate brokers.

PERSONNEL

     At December 31, 1993, the Company had 1,531 employees: 620 located in North America; 644 in the United Kingdom and 267 in the rest of the world. The following table provides a breakdown of employees by operational areas as of December 31, 1993:



OPERATIONAL AREA                                            NUMBER OF EMPLOYEES
- ----------------                                           --------------------
     Auction.....................................................    1,388
     Realty......................................................       56
     Other.......................................................       87
                                                                   -------
          Total..................................................    1,531
                                                                   -------
                                                                   -------

     The Company regards its relations with its employees as good.

ITEM 2. PROPERTIES

U.S. PROPERTIES

     Sotheby's, Inc. and Sotheby's Financial Services, Inc. are headquartered at 1334 York Avenue, New York, New York (the "York Property"). The Company also leases office and warehouse space in four other locations in the New York City area, and leases office and exhibition space in several other major cities throughout the United States, including Los Angeles, San Francisco, Chicago and Palm Beach.

     The Company currently leases the York Property, comprising approximately 160,500 square feet, from an unaffiliated party under a 30-year lease expiring in 2009, which contains an option to extend the term for an additional 30 years until July 31, 2039. The lease also grants the Company a right of first refusal with respect to the sale of the York Property.

     York Avenue Development, Inc. ("York"), a wholly-owned subsidiary of Sotheby's, Inc., has the right to purchase the fee interest in the York Property by exercising certain options available through January 31, 1999 and during the months of August 1999, August 2004 and July 2009.

     Since 1983, management of the Company has evaluated various alternatives for the realization of the value of the right to purchase the fee interest in the York Property. Additionally, the Company has studied how best to satisfy its demand for additional office and auction space.

     Under an agreement with Taubman York Avenue Associates, Inc. ("Associates"), Associates has agreed that it will assist York in developing and financing a new, mixed-use tower (the "New Tower") over the existing four-story building on the York Property, should a decision be made to proceed with such development. Sotheby's, Inc. has structured the transaction to isolate the financial exposure of the Company with respect to development of the New Tower in one subsidiary, namely, York. A. Alfred Taubman, the Company's Chairman and largest shareholder, is presently the sole shareholder of Associates. See Note I to the Consolidated Financial Statements in the Annual Report.

     Sotheby's, Inc. also assigned to York its rights and obligations under a project services agreement dated November 8, 1985 (the "Project Services Agreement") between Sotheby's, Inc. and The Taubman Company ("TTC"), which is an affiliate of A. Alfred Taubman. Under the Project Services Agreement, TTC agreed to develop the New Tower on behalf of Sotheby's, Inc. and to provide consultation and advice to Sotheby's, Inc. in connection with the development of the New Tower, should a decision be made to proceed with the development.

     SIR leases approximately 10,900 square feet of office space at 980 Madison Avenue, New York, New York, from unaffiliated parties under leases expiring in 1994 and 2001. SIR also leases satellite office space at a number of locations, totalling another 11,200 square feet.

OVERSEAS PROPERTIES

     The Company's U.K. operations are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's (U.K.) are located. Additional salesrooms are located in proximity to New Bond Street. The total net usable floor area amounts to approximately 124,000 square feet. The Company owns or holds long-term leasehold interests in approximately 75% of these properties by area, the balance being held on leases with remaining terms of less than 20 years. In addition, 50,000 square feet of warehouse space is leased at King's House in West London. The Company also owns a country estate in Sussex where it conducts satellite auctions.

     The Company also leases office space in various locations throughout continental Europe, including Paris, Geneva, Zurich, Amsterdam, Frankfurt, Munich, Milan and Madrid; in Asia, including Japan and Hong Kong; and in South America.

     In management's opinion, the Company's premises are generally adequate for the current conduct of its business. However, the Company evaluates, on an ongoing basis, the adequacy of its premises for the requirements of the present and future conduct of its business, with particular focus on its major auction locations.

ITEM 3. LEGAL PROCEEDINGS

     The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                AND RELATED SHAREHOLDER MATTERS

  Market Information

     The principal U.S. market for the Company's Class A Limited Voting Common Stock, par value $0.10 per share (the "Class A Common Stock"), is the New York Stock Exchange (symbol: BID). The Class A Common Stock is also traded on the London Stock Exchange.

     The Company also has a Class B Common Stock, par value $0.10 per share, convertible on a share for share basis into Class A Common Stock. There is no public market for the Class B Common Stock. Per share cash dividends are equal for the Class A and Class B Common Stock.

     The quarterly price ranges on the New York Stock Exchange of the Class A Common Stock and dividends per share for 1993 and 1992 are shown in the following schedules:

                                                        1993
                                               ----------------------   CASH DIVIDEND
                QUARTER ENDED                     HIGH         LOW        DECLARED
- ---------------------------------------------  -----------  ---------  ---------------
March 31.....................................   $   14 1/4 $   12 1/4    $     .15
June 30......................................       14 7/8     11 3/8          .15
September 30.................................       13 1/8     10 3/4          .06
December 31..................................       17 1/4     11 3/4          .06

                                                        1992
                                               ----------------------   CASH DIVIDEND
                QUARTER ENDED                     HIGH         LOW        DECLARED
- ---------------------------------------------  -----------  ---------  ---------------
March 31.....................................   $   15 3/8 $   10 3/4    $     .15
June 30......................................       15 5/8     11 3/8          .15
September 30.................................       13 7/8     10 1/4          .15
December 31..................................       12 3/8      9 5/8          .15

     The number of holders of record of the Class A Common Stock as of March 11, 1994 was 1,483. The number of holders of record of the Class B Common Stock as of March 11, 1994 was 44.

ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data on page 17 of the Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

     Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 18 through 23 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements on pages 24 through 37 of the Annual Report are incorporated herein by reference.

     The Independent Auditors' Report on page 38 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     All directors of the Company are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. As of March 25, 1994, the directors and executive officers of the Company (including certain officers of certain principal subsidiaries and divisions) are as follows:

                   NAME                         AGE                          PRESENT TITLE
                   ----                         ---                          -------------
A. Alfred Taubman.........................          69   Chairman and Director
Max M. Fisher.............................          85   Vice Chairman and Director
Viscount Blakenham........................          56   Director
Lord Camoys...............................          53   Director
Walter J. P. Curley.......................          71   Director
The Rt. Hon. The Earl of Gowrie...........          54   Director
Leslie H. Wexner..........................          56   Director
Michael L. Ainslie........................          50   President, Chief Executive Officer and Director
George Bailey.............................          40   Managing Director, Sotheby's Europe
Kevin A. Bousquette.......................          36   Senior Vice President and Chief Financial Officer
Diana D. Brooks...........................          43   Director; President and Chief Executive Officer,
                                                           Sotheby's
Thomas F. Gannalo.........................          42   Vice President, Controller and Chief Accounting
                                                           Officer
Simon de Pury.............................          42   Chairman, Sotheby's Europe
William F. Ruprecht.......................          38   Managing Director, Sotheby's North and South America
R. Julian de la M. Thompson...............          52   Director; Chairman, Sotheby's Asia
Henry Wyndham.............................          40   Chairman, Sotheby's (U.K.)
Mitchell Zuckerman........................          47   President, Sotheby's Financial Services, Inc.

     Mr. Taubman is a private investor. Since 1983, Mr. Taubman has been the largest shareholder, Chairman and a director of the Company. He is Chairman of Taubman Centers, Inc., a company engaged in the regional retail shopping center business. He is also a director of R. H. Macy & Co., Inc., which owns and operates department stores throughout the United States. In January 1992, R.H. Macy & Co. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. He is also Chairman of the Board of Woodward & Lothrop Holdings, Inc. and a director of Woodward & Lothrop Incorporated, both of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in January 1994.

     Mr. Fisher is a private investor and has been Vice Chairman of the Company since 1986 and a director of the Company since 1983. He is a director of Comerica Bank.

     Lord Blakenham became a director of the Company in 1987. Since 1961, he has served in various executive positions with Pearson plc, a British media company that serves worldwide information, education and entertainment markets and which has a substantial interest in the three Lazard investment banking firms. He has been Executive Chairman of Pearson plc since 1983. He is a Managing Director of Lazard Brothers & Co., Limited, an investment banking firm, and the non-executive Chairman of MEPC, plc, a commercial real estate investment and development company.

     Lord Camoys became a director of the Company in October 1993. In addition, he will assume the role of Deputy Chairman of the Company effective April 1, 1994. Since 1989 he has been Deputy Chairman of Barclays de Zoete Wedd Holdings Limited, the international investment banking arm of

Barclays Group. He is a director of Barclays Bank PLC and 3i Group plc, an investment group, and is Deputy Chairman of National Provident Institution.

     Mr. Curley became a director of the Company in April 1993. From 1989 to March 1993, Mr. Curley served as U.S. Ambassador to France. Prior to 1989, Mr. Curley was U.S. Ambassador to Ireland, was a partner of J.H. Whitney & Co., and was a principal in his own private venture capital investment firm, W.J.P. Curley. Mr. Curley is a director of American Exploration Company, an oil and gas exploration and development company, Coflexip S.A., a manufacturer of flexible pipe for the petroleum industry, Fiduciary Trust International, a funds management firm, and The France Growth Fund, a closed end investment company. He is also a member of the International Advisory Committee of Compagnie Financiere de Paribas, an international bank.

     Lord Gowrie has been a director of the Company since 1985. He served as Chairman of Sotheby's Europe from 1992 through 1993. From 1988 to 1991, Lord Gowrie served as Chairman of Sotheby's (U.K.), which then encompassed the United Kingdom, Europe, Asia and Australia. Lord Gowrie is a director of the Ladbroke Group PLC, an entertainment and leisure company.

     Mr. Wexner has been a director of the Company since 1983. Since 1963, he has been President and Chairman of The Limited, Inc., which is one of the leading women's apparel specialty stores and mail order retailers in the United States. Mr. Wexner is a director and a member of the Executive Committee of Banc One Corporation.

     Mr. Ainslie has been the President, Chief Executive Officer and a director of the Company since 1984. Mr. Ainslie has resigned as President and Chief Executive Officer of the Company effective April 1, 1994. Mr. Ainslie is also Chairman of SIR.

     Mr. Bailey was appointed Managing Director of Sotheby's Europe in January 1994. From 1992 through 1993, he served as director of Business Development, Sotheby's Europe. From 1987 to 1992, Mr. Bailey was the director of operations, Sotheby's (U.K.). Mr. Bailey joined Sotheby's in 1979.

     Mr. Bousquette has been Senior Vice President and Chief Financial Officer since April 1993. From 1985 to 1992, Mr. Bousquette was an executive at Kohlberg Kravis Roberts & Co., L.P., a merchant banking firm, and a limited partner of KKR Associates, L.P.

     Ms. Brooks became President and Chief Executive Officer of Sotheby's, the Company's worldwide auction business, in March 1993. She became a director of the Company in 1992. She was named Chief Executive Officer of Sotheby's, Inc. in 1990. In addition, she has been President of Sotheby's, Inc., responsible for North and South American operations, since 1987. Effective April 1, 1994, Ms. Brooks has been appointed President and Chief Executive Officer of the Company, succeeding Mr. Ainslie.

     Mr. Gannalo was appointed Vice President and Controller in April 1991, and was also named Chief Accounting Officer in August 1992. He joined the Company in 1987 as Controller of Sotheby's, Inc.

     Mr. de Pury was appointed Chairman of Sotheby's Europe in January 1994. He served as Deputy Chairman of Sotheby's Europe from 1992 through 1993. From 1988 to 1991, he served as Deputy Chairman of Sotheby's (U.K.), directly responsible for European development. He joined the Company in 1986 as Managing Director, Sotheby's International, Inc., responsible for all continental European offices.

     Mr. Ruprecht was appointed Executive Vice President and Managing Director of Sotheby's, Inc. in February 1994. In 1992, he became Director of Marketing for the Company worldwide, a position he continues to hold. From 1986 to 1992, he served as director of marketing for Sotheby's, Inc. Mr. Ruprecht joined the Company in 1980.

     Mr. Thompson has been a director of the Company since 1983 and became Chairman of Sotheby's Asia in January 1992, directly responsible for development in Asia, India and Australia. From 1988 to 1991 he was Deputy Chairman of Sotheby's (U.K.), directly responsible for development in Asia.

     Mr. Wyndham became Chairman of Sotheby's (U.K.) in February 1994. Since prior to 1989, he was partner of the St. James Art Group, an art dealing business.

     Mr. Zuckerman has been President of Sotheby's Financial Services, Inc., since 1988. From June 1986 until 1989, he served as Senior Vice President, Corporate Development of the Company. From 1984 to 1988, he was Senior Vice President, Business Development of Sotheby's, Inc.

     Based on the Company's review of the filings made by the Company's directors and executive officers under Section 16 of the Securities and Exchange Act of 1934, all transactions in and beneficial ownership of the Company's equity securities were reported in a timely manner, except that Mr. Fisher was inadvertently three days late in reporting a sale of shares of Class A Common Stock by a charitable foundation of which he is a director.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company during 1993 for each of the last three years.

                           SUMMARY COMPENSATION TABLE

                                                                                                    ALL OTHER
                                                                                    LONG-TERM     COMPENSATION
                                             ANNUAL COMPENSATION                  COMPENSATION        (15)
                              --------------------------------------------------  -------------  ---------------
                                                                   OTHER ANNUAL   STOCK OPTIONS
NAME AND PRINCIPAL POSITION   YEAR         SALARY      BONUS (4)   COMPENSATION        (#)
- ----------------------------  ---------  -----------  -----------  -------------  -------------
Michael L. Ainslie                 1993  $   430,000  $             $    16,800(8)       75,000        19,708
  President and Chief              1992      430,000                    224,325(9)                     26,500
  Executive Officer                1991      430,000      101,000        20,250(10)                    26,550
Diana D. Brooks                    1993  $   400,000  $   233,000(5)  $   8,640(11)      250,000       34,250
  President and Chief              1992      280,000      255,000(5)                                   23,000
  Executive Officer,               1991      280,000      151,000                                      44,050
  Sotheby's
Roger C. Faxon(1)                  1993  $   300,000  $   225,000(6)  $ 248,739(12)       25,000       25,000
  Managing Director,               1992      300,000      200,000(6)    767,187(13)                    22,978
  Sotheby's Europe                 1991      300,000      101,000        18,854(14)       75,000        6,300
Simon de Pury(2)                   1993  $   243,180  $   190,000(7)  $                  100,000       30,469
  Chairman, Sotheby's Europe       1992      230,106       80,000                         14,000       34,515
                                   1991      222,600       39,000                                      26,467
Kevin A. Bousquette(3)             1993  $   239,808  $    70,000     $                  150,000        7,500
  Senior Vice President and        1992
  Chief Financial Officer          1991

- ---------------

 (1) Mr. Faxon resigned from the Company effective December 31, 1993.

 (2) Mr. de Pury served as Deputy Chairman of Sotheby's Europe in 1993. He assumed the position of Chairman of Sotheby's Europe on January 1, 1994.

 (3) Mr. Bousquette joined the Company in March 1993.

 (4) The 1993 bonus amounts include cash paid in 1994 in respect of 1993 performance.

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
 (5) The 1993 bonus amount includes a payment of $60,000, representing part of a special payment awarded to senior officers to reflect the fact that salaries had been frozen since January 1990, and the 1992 bonus amount includes a payment of $30,000, representing part of the special payment. The balance of the special payment will be paid to Ms. Brooks in 1994, contingent on her continued employment. The 1993 bonus amount also includes payment of a deferred bonus of $23,000 paid for services rendered in connection with the acquisition of Matisse and the management of AMA. The 1992 bonus amount also includes payment of a deferred bonus of $75,000 paid in connection with the acquisition of Matisse and the management of AMA.

 (6) The 1993 bonus amount includes a special bonus of $25,000 paid to Mr. Faxon in 1993 in respect of 1993 performance. The 1992 bonus amount reflects not only performance-related payments but also inducements to relocate to London to manage European operations.

 (7) The 1993 bonus amount includes a payment of $60,000, representing part of a special payment awarded to senior officers to reflect the fact that salaries had been frozen since January 1990. The balance of the special payment will be paid to Mr. de Pury in 1994, contingent on his continued employment.

 (8) Company car payment.

 (9) Includes a company car payment and, in accordance with the terms of Mr. Ainslie's employment agreement, a payment of $207,525 in respect of stock options exercised in 1992 ($0.15 per share).

(10) Company car payment.

(11) Company car payment.

(12) This amount includes a housing allowance ($78,156), a utilities allowance, a company car payment and moving expenses. This amount also includes a $150,000 severance payment paid to Mr. Faxon in connection with his resignation from the Company effective December 31, 1993. This amount does not include amounts which will be paid to Mr. Faxon in respect of 1993 to compensate him for the increased income tax for which he was liable as a result of his relocation to London in 1992, which amounts have not yet been finally calculated.

(13) Mr. Faxon relocated to London at the Company's request. This amount reflects reimbursement for losses associated with a sale, controlled by the Company, of his U.S. residence ($455,898) and the related tax reimbursement ($204,824), moving expenses, a housing allowance and an annual company car payment. This amount does not include amounts which will be paid to Mr. Faxon in respect of 1992 to compensate him for the increased income tax for which he was liable as a result of his relocation to London, which amounts have not yet been finally calculated.

(14) Moving expense associated with Mr. Faxon's relocation from Los Angeles to New York.

(15) The amounts disclosed in this column for 1993 include:

     (a) Company contributions of the following amounts under the Retirement Savings Plan: $11,792 on behalf of Mr. Ainslie, $11,792 on behalf of Ms. Brooks, $11,467 on behalf of Mr. Faxon and $5,171 on behalf of Mr. Bousquette;

     (b) Company contributions of the following amounts under benefit equalization agreements: $7,916 on behalf of Mr. Ainslie, $22,458 on behalf of Ms. Brooks, $13,533 on behalf of Mr. Faxon and $2,329 on behalf of Mr. Bousquette; and

     (c) a Company contribution under the Switzerland plan of $30,469 on behalf of Mr. de Pury.

  Stock Option Plan

     In 1987, the Company instituted the 1987 Stock Option Plan, including its U.K. Sub-Plan (the "Stock Option Plan" or "Plan"), for employees of the Company. The purposes of the Plan are to provide employees with added incentives to continue in the employ of the Company, to encourage proprietary interest in the Company through the acquisition of its stock and to attract new employees with outstanding qualifications. Options may be granted under the Plan until July 27, 1997, and the Plan expires for all purposes on July 27, 2007. The Board of Directors may suspend, discontinue, revise or amend the Plan at any time with respect to shares not subject to options at the time of the amendment, except that, without the approval of the Company's shareholders, no such revision or amendment may increase the number of shares subject to the Plan, change the eligibility requirements or remove the restrictions regarding amendment of the Plan.

     The Audit and Compensation Committee of the Company's Board of Directors (the "Committee"), in its discretion (based on each employee's performance and expected future contribution to the Company), selects the employees eligible to participate in the Plan. Under the U.K. Sub-Plan, options may only be granted to a director or employee of the Company, or any of its subsidiaries, who is a U.K. resident, and only if the resident devotes not less than 25 hours per week, in the case of a director, or 20 hours per week, in the case of an employee who is not a director, to his or her duties, subject to certain other limitations.

     The Committee, in its discretion, determines the number of options to be granted to an employee. Under the U.K. Sub-Plan, a U.K. resident may not receive options for shares under the U.K. Sub-Plan with aggregate exercise prices (converted to their pound sterling equivalent at the date of grant) exceeding the greater of B.P.100,000 or four times relevant compensation during the current or preceding year.

     Only options on shares of Class B Common Stock can be granted under the Plan, although, under certain circumstances, optionees may receive shares of Class A Common Stock upon exercise. In July 1988, Rule 19c-4 (the "Rule") adopted under the Securities Exchange Act of 1934 became effective. Although the Rule has been vacated by a federal appellate court, the Rule has been adopted by the New York Stock Exchange ("NYSE") as a NYSE rule. The NYSE's version of the Rule, as currently interpreted and applied, prevents the continued listing of the Class A Common Stock on the NYSE if the Company issues any additional shares of Class B Common Stock other than in satisfaction of options granted under the Plan prior to the Rule's effective date. The Company has received permission from the NYSE to continue to grant options under the Plan subject to the condition that each prospective optionee must agree that if the Company cannot issue shares of Class B Common Stock to such optionee upon exercise and maintain the listing of the Class A Common Stock on the NYSE, the optionee will receive shares of Class A Common Stock instead of shares of Class B Common Stock. The NYSE has proposed a change to its rules which would allow the Company to issue additional shares of Class B Common Stock.

     An optionee may exercise an option to the extent of one-third of the number of shares subject to the option in each of the fourth, fifth and sixth years of employment after the date of the grant of the option on a cumulative basis, although the Committee has the discretion to accelerate the exercise dates of options to a date, in the case of an option granted under the U.K. Sub-Plan subsequent to July 3, 1991, not earlier than the third anniversary of the date of grant and, in the case of any other option, not earlier than six months and one day after the relevant date of grant.

     Effective October 1992, the Committee approved a change in vesting for all subsequent grants, such that an optionee, except those subject to the U.K. Sub-Plan, may exercise an option to the extent of one-fifth of the number of shares subject to the option in each of the second, third, fourth, fifth and sixth years of employment after the date of the grant on a cumulative basis. Under the U.K. Sub-Plan, optionees may exercise an option to the extent of three-fifths of the number of shares subject to the option in the fourth year and one-fifth in each of the fifth and sixth years of employment after the grant date.

     If an optionee terminates employment more than three years after the date of grant for reasons other than death, disability, retirement or cause, the option may be exercised to the extent it is vested and has not previously been exercised at the time of termination of employment. If the termination is for cause, which is defined as gross misconduct or unacceptable behavior as determined by the Committee, the right to exercise the option is forfeited. If the termination of employment is because of death, disability or retirement, the option may be exercised in full. There are certain limitations on the timing of exercise of the option after termination of employment. No option may be exercised after ten years from the date of the initial grant.

     Under the current provisions of the Internal Revenue Code of 1986, an optionee who is a U.S. citizen or resident will not realize any income for federal income tax purposes upon the grant of an option. The optionee will, however, receive compensation income at the time of the exercise of the option in the amount of the excess of the fair market value of the shares at the time of exercise over the exercise price. In the United States, the Company will receive a deduction at that time in the amount that the U.S. optionee includes in income.

     The aggregate number of shares of stock that may be issued upon exercise of options is limited to 16,507,076 shares of authorized but unissued or reacquired Class B Common Stock. As of December 31, 1993, options for 5,229,997 shares of Class B Common Stock held by 410 employees of the Company were outstanding. Of this total, options for 1,099,166 shares were held by executive officers of the Company. At December 31, 1993, options for 4,809,433 shares of Class B Common Stock were available for grant under the Plan.

     The limitation on the number of shares, the number of shares covered by each option and the exercise price for such shares will be adjusted proportionately in the event of any increase or decrease in the number of issued shares of Class A Common Stock or Class B Common Stock or both resulting from a subdivision or consolidation of such shares, any payment of a stock dividend, any reorganization, consolidation, dissolution, liquidation, merger, exchange of shares, recapitalization, stock split, reverse stock split or any other increase or decrease, without consideration, in the number of issued shares of either Class A Common Stock or Class B Common Stock.

     Participants in the Plan receive an annual statement regarding their option activity. This statement includes date of grant, number of options granted, exercise price and vesting dates. Participants also receive all information sent to shareholders generally, including annual and quarterly reports and proxy statements.

     The exercise price of an option is determined by the Committee at the date of grant, and may not be less than the fair market value of the underlying shares as of the date of grant.

     The following table sets forth information regarding option grants to the named executive officers in 1993:

                             OPTION GRANTS IN 1993

                                                                                            POTENTIAL REALIZABLE VALUE
                                                                                            AT ASSUMED ANNUAL RATES OF
                                                                                             STOCK PRICE APPRECIATION
                                                       INDIVIDUAL GRANTS                        FOR OPTION TERM(2)
                                     -----------------------------------------------------  --------------------------
                                      NUMBER OF     PERCENT OF
                                       SHARES      TOTAL OPTIONS
                                     UNDERLYING     GRANTED TO      EXERCISE
                                       OPTIONS     EMPLOYEES IN     PRICE PER   EXPIRATION
    NAME                             GRANTED(1)        1993           SHARE        DATE          5%           10%
- -----------------------------------  -----------  ---------------  -----------  ----------  ------------  ------------
Michael L. Ainslie.................      75,000           3.19%     $   12.50      6/15/03  $    589,589  $  1,494,134
Kevin A. Bousquette................     150,000           6.38%     $   12.50      6/15/03  $  1,179,177  $  2,988,267
Diana D. Brooks....................     125,000           5.32%     $   13.38      1/26/03  $  1,051,433  $  2,664,538
Diana D. Brooks....................     125,000           5.32%     $   12.50      6/15/03  $    982,648  $  2,490,223
Roger C. Faxon.....................      25,000           1.06%     $   13.38      3/31/94  $     16,719  $     33,438
Simon de Pury......................     100,000           4.26%     $   13.38      1/26/03  $    841,147  $  2,131,631

- ---------------

(1) Each named executive officer's options will vest and become exercisable to the extent of one-fifth of the number of shares subject to the option on each of the first, second, third, fourth and fifth anniversary of the date of grant. None of the options granted to Mr. Faxon will vest before March 31, 1994, when such options expire.

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
(2) The actual value, if any, that may be realized by each individual will depend on the closing price of the Class A Common Stock on the NYSE on the day preceding the exercise date. The option term for these option grants is ten years. The appreciation rates used in the table are provided to comply with Item 402(c) of Regulation S-K and do not necessarily reflect the views of management as to the potential realizable value of options.

     The following table provides information on option exercises in 1993 by the named executive officers and year-end option values for unexercised options held by the named executive officers:

         AGGREGATED OPTION EXERCISES IN 1993 AND YEAR-END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED
                               SHARES                       NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS AT
                              ACQUIRED                       OPTIONS AT YEAR-END               YEAR-END
                             ON EXERCISE      VALUE      ---------------------------  ---------------------------
    NAME                         (#)        REALIZED     EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
- ---------------------------  -----------  -------------  -----------  --------------  -----------  --------------
Michael L. Ainslie.........           0   $           0           0         75,000     $       0     $  215,625
Kevin A. Bousquette........           0   $           0           0        150,000     $       0     $  431,250
Diana D. Brooks............           0   $           0      42,000        286,000     $ 102,000     $  660,375
Roger C. Faxon.............           0   $           0      25,000        150,000     $       0     $  415,625
Simon de Pury..............           0   $           0      13,334        120,666     $  42,502     $  250,997

     See Note J to the Consolidated Financial Statements in the Annual Report for additional information about the Plan.

  Retirement Savings Plan

     The Company has a Retirement Savings Plan (the "Retirement Savings Plan") for employees of the Company and its subsidiaries in the United States. Effective May 1, 1993, there was a change in the eligibility requirements for participation, such that employees are eligible to participate in the Retirement Savings Plan as of the first day of the month following completion of a 90-day waiting period commencing on the date of employment. Prior to May 1, 1993, employees who had completed 1,000 hours of service during the 12-month period commencing on the date of employment or during any calendar year thereafter were eligible to participate in the Retirement Savings Plan as of the first day of the month following completion of the service requirement.

     The Company contributes 2% of each participant's compensation to the Retirement Savings Plan on behalf of the participant. In addition, participants may elect to save between 2% and 12% of their compensation, up to the maximum amount allowable under the Internal Revenue Code of 1986, as amended (the "Code") and the regulations thereunder, on a pre-tax basis. Participants also may elect to make after-tax contributions, subject to certain limits. Employee pre-tax savings are matched by a Company contribution of up to an additional 3% of the participant's compensation. The total amount of contributions for each participant is subject to certain limitations under the Code, and the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     For the purpose of determining contributions, compensation is defined as aggregate earnings, including basic compensation, commissions, overtime, premiums, sickness (other than long-term disability) and vacation pay and cash bonuses, but specifically excludes other incentive compensation, severance pay, contributions to other welfare and pension plans (except other plans qualifying under Section 401(k) of the Code) and reimbursement of expenses.

     Employees may direct the apportionment of their account balances between four funds: a fixed income fund, an equity fund, a balanced fund and, subject to certain limitations, a Company stock fund. Income taxes on savings, contributions (other than after-tax contributions) and investment earnings are deferred until benefits are paid out to the employee upon retirement, death or earlier termination of employment or withdrawal. The receipt of benefits attributable to the Company's contributions

(including the 2% Company contribution and matching contributions) is subject to vesting and forfeiture provisions of the plan; other amounts are fully vested at all times.

     Participants may borrow from their Retirement Savings Plan accounts for any purpose. The maximum amount which may be borrowed by any participant is the lesser of $50,000 or one-half of the participant's vested account balance in the plan.

     Company contributions to the Retirement Savings Plan made on behalf of the named executive officers have been included in the Summary Compensation Table.

  Switzerland Plan

     In accordance with the requirements of Swiss law, Sotheby's AG, the Company's Swiss operating subsidiary, established in 1985 a fully insured pension plan for its full-time employees whose salaries exceed 22,560 Swiss francs ("SF"). There are two elements of the plan: a savings element (the "Savings Plan") and a risk element (the "Risk Plan"). Employees are eligible to join the Savings Plan as of the January 1 following attainment of age 24 and the Risk Plan as of the January 1 following attainment of age 17.

     Under the Savings Plan, an individual retirement account is established for each participating employee. Each year, the account is credited with a percentage of the employee's adjusted salary, which is the employee's annual salary including bonuses and other allowances reduced by SF 22,560, with a minimum adjusted salary of SF 2,820. Longer serving employees were made eligible for additional Company contributions in respect of service with the Company prior to 1985 and in respect of salary in excess of SF 112,800 for which no contributions had been made prior to 1993. The percentage of adjusted salary credited to the account ranges from 7% to 30%, depending on the employees' age, sex and past service. The Company pays between 66% and 80% of this total contribution, with the remainder paid by employees. The account is also credited with interest at a rate fixed by the Federal Council.

     At retirement age, which is age 65 for men and age 62 for women, the employee's account is converted to a life annuity, with provisions for contingent widow's pension of 60% of the retiree's benefit and immediate pensions of 20% of the retiree's benefit for certain children of the retiree. Participants may elect to receive their retirement benefits in a lump sum in lieu of the annuity.

     The Risk Plan provides disability and death benefits to employees, their widows and certain of their children. Benefits are generally a percentage of the amount credited to the employee's account, excluding interest. Benefits under the Risk Plan are funded by insurance premiums, all of which are paid by the Company.

     Mr. de Pury is the only named executive officer who participates in the plan. A total of SF 47,227 ($30,469) contributed in 1993 by the Company on behalf of Mr. de Pury is included in the Summary Compensation Table.

  Bonuses

     The Company's officers are eligible to receive incentive bonuses. Bonuses are recommended by management and approved by the Committee. Actual awards are a function of the Company's after-tax worldwide profit and the individual's performance.

     In view of a 36-month salary freeze for senior officers of the Company, supplemental compensation was approved in 1992 for selected officers as an alternative to market-based salary adjustments. Once granted, these awards are paid in four semiannual payments and are contingent upon continued employment. Bonuses awarded to the named executives have been included in the Summary Compensation Table.

  Benefit Equalization Agreements

     The total annual contributions to the Company's Retirement Savings Plan are subject to certain limitations under the Code and ERISA for each participant. Officers (generally senior vice presidents and above) of the Company and its U.S. subsidiaries who are affected by such limitations may enter into agreements pursuant to which their salaries will be reduced, and the Company will maintain accounts on their behalf, in the amount of the difference between (i) the aggregate amount of contributions that would have been made to the Retirement Savings Plan in the absence of the limitations, and (ii) the aggregate amount of contributions actually made to the plan. Amounts deferred in 1993 and subsequent years will be credited with the same earnings yield credited to contributions made to the fixed income fund maintained under the Retirement Savings Plan. Benefits under these unfunded agreements will be paid at the same time and in the same manner as benefits under the Company's Retirement Savings Plan. Amounts deferred by named executives of the Company pursuant to benefit equalization agreements in 1993 have been included in the Summary Compensation Table.

COMPENSATION OF DIRECTORS

     Each director of the Company who is not an executive officer of the Company receives an annual fee of $15,000, plus a fee of $1,000 for each Board meeting attended by such director, and a fee of $500 ($1,000 for the chairman of the committee) for each committee meeting attended by such director, in addition to reimbursement of expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A and Class B Common Stock as of March 11, 1994 by its directors, named executive officers and 5% shareholders. The Company has relied upon information supplied by its officers, directors and certain shareholders and upon information contained in filings with the Securities and Exchange Commission. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock. Accordingly, under the applicable rules of the Securities and Exchange Act of 1934, holders of Class B Common Stock are deemed to own an equal number of shares of Class A Common Stock. For purposes of the calculation of the percentage of each class that each named officer, director and 5% shareholder beneficially owns, the number of shares of such class deemed to be outstanding is the sum of all outstanding shares of such class plus the number of shares that such beneficial owner has, or is deemed to have, the right to acquire by the exercise of options and/or conversion.

                 CLASS A AND CLASS B COMMON STOCK OWNERSHIP OF
               DIRECTORS, EXECUTIVE OFFICERS AND 5% SHAREHOLDERS


                                                       CLASS A COMMON STOCK        CLASS B COMMON STOCK
                                                    --------------------------  --------------------------
               DIRECTORS, EXECUTIVE                    NUMBER         PERCENT       NUMBER           PERCENT
           OFFICERS AND 5% SHAREHOLDERS               OF SHARES       OF CLASS      OF SHARES        OF CLASS
- --------------------------------------------------  -------------   -----------  -------------     -----------
A. Alfred Taubman.................................     13,199,616(1)(2)    27.1%    13,199,516(2)         65.8%
200 E. Long Lake Road
Bloomfield Hills, MI 48304
Max M. Fisher.....................................      1,932,821(3)        5.2%     1,840,921(4)          9.2%
2700 Fisher Building
Detroit, MI 48202
Leslie H. Wexner..................................      1,140,216(5)        3.1%       993,316             5.0%
41 South High Street
Suite 3710
Columbus, OH 43215-6190
Lord Camoys.......................................          7,500            *
Barclays de Zoete Wedd
Ebbgate House, 2 Swan Lake
London EC4R 3TS, England
Michael L. Ainslie................................        700,200(6)        1.9%       700,000             3.5%
Sotheby's, Inc.
1334 York Avenue
New York, New York 10021
Diana D. Brooks...................................        193,000(7)         *         193,000(8)           *
Sotheby's, Inc.
1334 York Avenue
New York, New York 10021
The Rt. Hon.
The Earl of Gowrie................................         28,000(9)         *          28,000(10)          *
Sotheby's
34-35 New Bond Street
London W1 2AA England
R. Julian de la M. Thompson.......................        124,500(11)        *         124,500(12)          *
Sotheby's
34-35 New Bond Street
London W1 2AA England
Kevin A. Bousquette...............................          7,700            *
Sotheby's, Inc.
1334 York Avenue
New York, NY 10021

                                                       CLASS A COMMON STOCK        CLASS B COMMON STOCK
                                                    --------------------------  --------------------------
               DIRECTORS, EXECUTIVE                    NUMBER         PERCENT       NUMBER           PERCENT
           OFFICERS AND 5% SHAREHOLDERS               OF SHARES       OF CLASS      OF SHARES        OF CLASS
- --------------------------------------------------  -------------   -----------  -------------     -----------
Simon de Pury.....................................         55,000(13)     *            40,000(14)       *
Sotheby's
13 Quai du Mont Blanc
CH-1201 Geneva, Switz.
Fidelity Management & Research Co.................      5,157,000       14.5%
82 Devonshire Street
Boston, MA 02109
GeoCapital Corporation............................      2,298,850(15)    6.5%
767 Fifth Avenue
New York, NY 10153
State of Wisconsin Investment Board...............      2,407,300        6.8%
P.O. Box 7842
Madison, WI 53707
Directors and Executive Officers..................     17,545,855(16)   33.2%      17,260,582(16)     84.5%(16)
  as a Group

- ---------------

     * Represents less than 1%.

     (1) Mr. Taubman owns 100 shares of Class A Common Stock. This figure includes 9,730,886 shares of Class A Common Stock that he has, or is deemed to have, the right to acquire by converting shares of Class B Common Stock that Mr. Taubman owns as trustee of his grantor trust and also includes 3,468,630 shares of Class A Common Stock that he has the right to acquire by converting shares of Class B Common Stock owned by Taubman Investments Limited Partnership, as to which he has sole voting and dispositive control.

     (2) This figure includes 3,468,630 shares of Class B Common Stock owned by Taubman Investments Limited Partnership, as to which Mr. Taubman has sole voting and dispositive control, and excludes shares owned by Judith Taubman. Mr. Taubman disclaims beneficial ownership of the 792,830 shares of Class B Common Stock owned by Judith Taubman, his wife. Mr. Taubman and Taubman Investments Limited Partnership have pledged all of their shares of Class B Common Stock to certain banks. If the banks were to foreclose on the pledges, a change in control of the Company could take place under certain circumstances. In the opinion of Mr. Taubman, the chances of a foreclosure on the pledges are remote.

     (3) This figure includes 1,840,921 shares of Class A Common Stock that Mr. Fisher has, or is deemed to have, the right to acquire by converting shares of Class B Common Stock. See footnote 4 below. This figure also includes 91,900 shares of Class A Common Stock owned by a charitable foundation of which Mr. Fisher is a director. Mr. Fisher disclaims beneficial ownership of all shares of Class A Common Stock other than 1,830,161 shares relating to the shares of Class B Common Stock held by him as trustee of his grantor trust. See footnote 4.

     (4) This figure includes 10,760 shares of Class B Common Stock owned by various family trusts of which Mr. Fisher is a co-trustee and 1,830,161 shares of Class B Common Stock that Mr. Fisher holds as trustee of his grantor trust. This figure excludes 668,624 shares owned by Martinique Hotel, Inc., a corporation owned by Mr. Fisher's family. This figure also excludes 56,519 shares of Class B Common Stock owned by various family trusts of which Mr. Fisher's wife is a co-trustee. Mr. Fisher disclaims beneficial ownership of all shares other than those held by him as trustee of his grantor trust.

     (5) Mr. Wexner owns 146,900 shares of Class A Common Stock. This figure includes 993,316 shares of Class A Common Stock that he has the right to acquire by converting shares of Class B Common Stock.

     (6) This figure includes 200 shares of Class A Common Stock owned by a trust for Mr. Ainslie's son, of which Mr. Ainslie is a trustee, Mr. Ainslie disclaims beneficial ownership of such shares. This figure also includes 700,000 shares of Class A Common Stock that he has the right to acquire by converting shares of Class B Common Stock.

     (7) This figure includes 100,000 shares of Class A Common Stock that Ms. Brooks has the right to acquire by converting shares of Class B Common Stock and 93,000 shares of Class A Common Stock
                                         (Footnotes continued on following page)

(Footnotes continued from preceding page) that she has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

     (8) This figure includes 93,000 shares of Class B Common Stock that Ms. Brooks has the right to acquire by exercising options.

     (9) This figure represents shares of Class A Common Stock that Lord Gowrie has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

     (10) This figure represents shares of Class B Common Stock that Lord Gowrie has the right to acquire by exercising options.

     (11) This figure includes 75,000 shares of Class A Common Stock that Mr. Thompson has the right to acquire by converting shares of Class B Common Stock and 49,500 shares of Class A Common Stock that he has the right to acquire by exercising options for Class B Common Stock and converting those shares.

     (12) This figure includes 49,500 shares of Class B Common Stock that Mr. Thompson has the right to acquire by exercising options.

     (13) Mr. de Pury owns 15,000 shares of Class A Common Stock. This figure includes 40,000 shares of Class A Common Stock that Mr. de Pury has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

     (14) This figure represents shares of Class B Common Stock that Mr. de Pury has the right to acquire by exercising options.

     (15) This figure includes shares held in third parties' accounts over which GeoCapital Corporation has investment discretion.

     (16) See above notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Loan Programs

     The Company has two loan programs that are available to certain U.S. employees at the President's discretion. The first is a mortgage guarantee program, whereby the employee borrows from a bank on a demand basis and pays an annual interest rate equal to the prime rate. All of the repayment obligations of the employee are guaranteed by the Company. Under the second program, the Company lends money to certain employees to purchase a residence under term notes bearing interest at an annual interest rate equal to the prime rate minus 1 - 2%. This program is available to employees at the Company's discretion. At March 9, 1994, Mitchell Zuckerman, an executive officer, had borrowings outstanding under the first program of $14,167 and borrowings outstanding under the second program of $186,666. At March 9, 1994, William Ruprecht, another executive officer, had borrowings outstanding under the first program of $68,333 and borrowings outstanding under the second program of $168,333.

     In October 1993, Sotheby's (U.K.), a subsidiary of the Company, entered into an agreement with Henry Wyndham Fine Art Ltd. ("Fine Art"), an art dealing business in which Henry Wyndham, who has since become Chairman of Sotheby's (U.K.), has a substantial equity interest. Under the agreement, Sotheby's (U.K.) agreed to purchase from Fine Art various paintings outright, as well as Fine Art's interest in another painting. Under the terms of the agreement, Sotheby's (U.K.) paid Fine Art B.P.218,000 ($327,654) for a group of paintings in December 1993 and B.P.150,000 ($225,450) for a portion of its interest in another painting in February 1994. Fine Art has the right to sell its remaining interest in such painting to Sotheby's (U.K.) in February 1995 for B.P.180,000 ($270,540). The original cost to Fine Art of its interest in such painting was approximately B.P.300,000 ($450,900). However, the fair market value of such interest is deemed by the Company to be in excess of the purchase price. The various purchase prices were determined by the Company with reference to recent sale prices of comparable property.

     In addition to the above-described transactions, the Company has entered into agreements with its largest shareholder and certain of his affiliates regarding the proposed development of the York Property. See "Properties" and
Note I to the Consolidated Financial Statements in the Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

    (3) Listing of Exhibits--The information required by this item is included in the response to Item 14(c).

     (b) Reports on Form 8-K filed in the fourth quarter of 1993--None

     (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

                           ANNUAL REPORT ON FORM 10-K
                         ITEM 14(A) (1) AND (2) AND (D)
                          YEAR ENDED DECEMBER 31, 1993
                            SOTHEBY'S HOLDINGS, INC.
                           BLOOMFIELD HILLS, MICHIGAN

FORM 10-K--ITEM 14(A) (1) AND (2)
SOTHEBY'S HOLDINGS, INC., AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1993, are incorporated by reference in Item 8:

Consolidated Balance Sheets--December 31, 1993 and 1992

Consolidated Statements of Income--Years ended December 31, 1993, 1992 and 1991

Consolidated Statement of Changes in Shareholders' Equity--Years ended December 31, 1993, 1992 and 1991

Consolidated Statements of Cash Flows--Years ended December 31, 1993, 1992 and 1991

Notes to Consolidated Financial Statements--December 31, 1993

The following consolidated financial statement schedules of Sotheby's Holdings, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 14(d):

Independent Auditors' Report on Financial Statement Schedules

Schedule VIII--Valuation and Qualifying Accounts

Schedule IX--Short-Term Borrowings

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Sotheby's Holdings, Inc.:


We have audited the consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993 and have issued our report thereon dated February 28, 1994; such consolidated financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Sotheby's Holdings, Inc. and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE
New York, New York
February 28, 1994

                                                                   SCHEDULE VIII

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                          COLUMN A                             COLUMN B     COLUMN C     COLUMN D     COLUMN E
- ------------------------------------------------------------  -----------  -----------  -----------  ----------
                                                                            ADDITIONS
                                                              BALANCE AT   CHARGED TO                 BALANCE
                                                               BEGINNING    COST AND                   AT END
                        DESCRIPTION                            OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
- ------------------------------------------------------------  -----------  -----------  -----------  ----------
                                                                           (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the balance sheet
  from the asset to which it applies:
  Accounts and notes receivable:
     1993 Allowance for doubtful accounts...................   $  12,930    $   5,499    $   7,833   $   10,596
                                                              -----------  -----------  -----------  ----------
                                                              -----------  -----------  -----------  ----------
     1992 Allowance for doubtful accounts...................   $  13,498    $   3,836    $   4,404   $   12,930
                                                              -----------  -----------  -----------  ----------
                                                              -----------  -----------  -----------  ----------
     1991 Allowance for doubtful accounts...................   $  13,745    $   5,787    $   6,034   $   13,498
                                                              -----------  -----------  -----------  ----------
                                                              -----------  -----------  -----------  ----------
  Inventory:
     1993 Realizable value allowance........................   $  18,637    $   4,055    $   8,358   $   14,334
                                                              -----------  -----------  -----------  ----------
                                                              -----------  -----------  -----------  ----------
     1992 Realizable value allowance........................   $  26,982    $   2,311    $  10,656   $   18,637
                                                              -----------  -----------  -----------  ----------
                                                              -----------  -----------  -----------  ----------
     1991 Realizable value allowance........................   $  26,995    $   4,975    $   4,988   $   26,982
                                                              -----------  -----------  -----------  ----------
                                                              -----------  -----------  -----------  ----------

                                                                     SCHEDULE IX

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS



                    COLUMN A                      COLUMN B    COLUMN C     COLUMN D       COLUMN E        COLUMN F
- ------------------------------------------------  ---------  -----------  -----------  ---------------  -------------
                                                                            MAXIMUM                       WEIGHTED
                                                              WEIGHTED      AMOUNT     AVERAGE AMOUNT      AVERAGE
                                                   BALANCE     AVERAGE    OUTSTANDING    OUTSTANDING    INTEREST RATE
             CATEGORY OF AGGREGATE                 AT END     INTEREST    DURING THE     DURING THE      DURING THE
             SHORT-TERM BORROWINGS                OF PERIOD     RATE        PERIOD         PERIOD          PERIOD
- ------------------------------------------------  ---------  -----------  -----------  ---------------  -------------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
1993:
  Revolving Credit Facilities...................     --          --           10,000             386           3.70
  Other Bank Lines of Credit....................      1,238       10.84        1,238             708          13.70
  Overdrafts....................................     --          --               97              49          10.50
1992:
  Revolving Credit Facilities...................     --          --           10,500             447           4.42
  Other Bank Lines of Credit....................      1,293        9.39       15,075           8,487          10.63
  Overdrafts....................................         97       10.50        1,120             608          11.52
1991:
  Euro Commercial Paper Borrowings..............     --          --           37,000           4,389           6.12
  Revolving Credit Facilities...................     --          --           59,500           5,359           6.32
  Other Bank Lines of Credit....................     11,051       10.19       45,720          31,578          11.54
  Overdrafts....................................      1,120       11.61        2,943           2,031           9.45

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            SOTHEBY'S HOLDINGS, INC.
                                                 BY: /S/ MICHAEL L. AINSLIE
                                                    --------------------------
                                                      MICHAEL L. AINSLIE
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                        TITLE                         DATE
- ------------------------------------------------------  -----------------------------------  --------------------
                                                               Chairman of the Board
                          *                                        and Director                 March 28, 1994
              --------------------------
                  A. ALFRED TAUBMAN
                          *                                 Vice Chairman and Director          March 28, 1994
              --------------------------
                    MAX M. FISHER
                                                            President, Chief Executive
                /s/MICHAEL L. AINSLIE                          Officer and Director             March 28, 1994
              --------------------------
                  MICHAEL L. AINSLIE
                                                             Senior Vice President and
                /s/KEVIN A. BOUSQUETTE                        Chief Financial Officer           March 28, 1994
              --------------------------
                 KEVIN A. BOUSQUETTE
                          *                                          Director                   March 28, 1994
              --------------------------
                  VISCOUNT BLAKENHAM
                          *                                          Director                   March 28, 1994
              --------------------------
                     LORD CAMOYS
                          *                                          Director                   March 28, 1994
              --------------------------
                  WALTER J.P. CURLEY
                          *                                          Director                   March 28, 1994
              --------------------------
           THE RT. HON. THE EARL OF GOWRIE
                          *                                          Director                   March 28, 1994
              --------------------------
                   LESLIE H. WEXNER
                          *                                          Director                   March 28, 1994
              --------------------------
                   DIANA D. BROOKS
                          *                                          Director                   March 28, 1994
              --------------------------
             R. JULIAN DE LA M. THOMPSON
                                                          Vice President, Controller and
                /s/ THOMAS F. GANNALO                        Chief Accounting Officer           March 28, 1994
              --------------------------
                  THOMAS F. GANNALO

            *By: /s/ KEVIN A. BOUSQUETTE                                                        March 28, 1994
                ------------------------
                 KEVIN A. BOUSQUETTE
                 AS ATTORNEY-IN-FACT

ITEM 14(C) EXHIBITS


 EXHIBIT
 NUMBER                                            DESCRIPTION                                           PAGE NO.
- ---------  --------------------------------------------------------------------------------------------  ---------
        3(a) --Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc., as amended, incorporated herein by reference to Exhibit 4(b) to Registration Statement No. 33-26008.
        3(b) --Restated By-Laws of Sotheby's Holdings, Inc., as amended, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December
             31, 1988 (the "1988 Form 10-K").
        4  --See Exhibits 3(a) and 3(b).
       10(a) --Amendment No. 2 and Second Restatement, effective as of February 15, 1988 (with exhibits), to Revolving Credit Agreement, dated as of October 23, 1986, among Sotheby's, Oatshare
             Limited, Sotheby's, Inc., Sotheby's Holdings, Inc., Sotheby's Financial Services, Inc.,
             Sotheby's International Realty, Inc., The Chase Manhattan Bank (National Association),
             Chemical Bank, Manufacturers Hanover Trust Company and National Bank of Detroit (the
             "Restated Revolving Credit Agreement"), incorporated herein by reference to Exhibit 10(cc)
             to Registration Statement No. 33-17667, Amendment No 1, dated as of June 30, 1988, to the
             Restated Revolving Credit Agreement, incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989
             Form 10-K"), Second Amendment, dated as of March 30, 1990, to the Restated Revolving
             Credit Agreement, incorporated herein by reference to Exhibit 10(a) to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K") and
             Third Amendment, dated November 1, 1991, filed herewith.
       10(b) --Issuing and Paying Agency Agreement, dated February 15, 1989, between Sotheby's Inc. and the Chase Manhattan Bank, N.A. relating to the issuance of short-term notes ("U.S. Notes")
             in the U.S. Commercial Paper market, incorporated herein by reference to Exhibit 10(g) to the 1988 Form 10-K.
       10(c) --U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between Sotheby's, Inc.
             and Chase Securities, Inc. relating to the issuance of the U.S. Notes, incorporated herein by reference to Exhibit 10(h) to the 1988 Form 10-K.
       10(d) --U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between Sotheby's, Inc.
             and Merrill Lynch Money Markets, Inc. relating to the issuance of the U.S. Notes, incorporated herein by reference to the Exhibit 10(i) of the 1988 Form 10-K.
       10(e) --Letter Agreement, dated September 6, 1988, between Sotheby's, Inc. and John L. Marion setting forth certain terms and agreements of his employment, incorporated herein by reference to Exhibit 10(m) to the 1988 Form 10-K.
       10(f) --Lease, dated as of July 25, 1979, among The Benenson Capital Company, Lawrence A.
             Benenson, Raymond E. Benenson (collectively, "Benenson") to Sotheby Parke Bernet Inc., and amendments thereto, all relating to 1334 York Avenue, New York, New York (the "York Avenue
             Property"), incorporated herein by reference to Exhibit 10(g) to Registration Statement
             No. 33-17667.
       10(g) --Option Agreement with Form of Exchange Agreement, dated July 25, 1979, among Benenson and
             089 Nosidam Corp. (as nominee of Sotheby Parke Bernet Inc.) assignments thereof and amendments thereto, all relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(h) to Registration Statement No. 33-17667.
       10(h) --Exchange Agreement, dated October 27, 1986, among Benenson and York Avenue Development,
             Inc., and Letter, dated October 27, 1986, from Benenson to Sotheby's, Inc. and York Avenue
             Development, Inc., concerning zoning matters and security relating to the York Avenue
             Property, incorporated herein by reference to Exhibit 10(i) to Registration Statement No.
             33-17667.

 EXHIBIT
 NUMBER                                            DESCRIPTION                                           PAGE NO.
- ---------  --------------------------------------------------------------------------------------------  ---------
      10(i)  --Guarantee, made November 6, 1986, by A. Alfred Taubman in favor of Benenson relating to the York Avenue Property (the "Taubman Guarantee"), incorporated herein by reference to
             Exhibit 10(j) to Registration Statement No. 33-17667.
       10(j) --Letter from Sotheby's, Inc. and York Avenue Development, Inc., dated October 27, 1986, agreeing to indemnify A. Alfred Taubman from all liabilities, damages, losses and judgments arising under the Taubman Guarantee, incorporated herein by reference to Exhibit
             10(k) to Registration Statement No. 33-17667.
       10(k) --Project Services Agreement (the "Project Agreement"), dated November 8, 1985, between
             Sotheby's, Inc. and The Taubman Company, Inc. relating to the proposed development of the
             York Avenue Property, incorporated herein by reference to Exhibit 10(1) to Registration
             Statement No. 33-17667.
       10(l) --Financing and Guaranty Agreement (with exhibits), dated as of October 1, 1987, among
             Sotheby's Inc., York Avenue Development, Inc., and Taubman York Avenue Associates, Inc.,
             relating to the proposed development of the York Avenue Property, incorporated herein by reference to Exhibit 10(m) to Registration Statement No. 33-17667.
       10(m) --Memorandum of Option Agreement, dated January 31, 1981, among Benenson and 089 Nosidam
             Corp., relating to the York Avenue Property, incorporated herein by reference to Exhibit
             10(hh) to Registration Statement No. 33-17667.
       10(n) --Letter Agreement, dated October 27, 1986, among Benenson and York Avenue Development, Inc.
             relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(ii)
             to Registration Statement No. 33-17667.
       10(o) --Assignment, Assumption Agreement and Release, dated as of October 1, 1987, among Sotheby's
             Inc., York Avenue Development, Inc. and the Taubman Company, Inc. relating to the assignment of the Project Agreement, incorporated herein by reference to Exhibit 10(jj) to
             Registration Statement No. 33-17667.
       10(p)* --Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated herein by reference to Exhibit
             10(t) to Registration Statement No. 33-17667.
       10(q)* --Sotheby's Holdings, Inc. 1987 Stock Option Plan and U.K. Sub-Plan, incorporated herein by reference to Exhibit 10(aa) to the 1989 Form 10-K, and Amendment to Sotheby's Holdings,
             Inc. 1987 Stock Option Plan and Amendment to U.K. Sub-Plan, both dated August 8, 1991 and both incorporated herein by reference to Exhibit 10(w) to the 1991 Form 10-K, and
             Amendment to Sotheby's Holdings, Inc. 1987 Stock Option Plan and Amendment to U.K. Sub-
             Plan, both dated August 13, 1992 and both incorporated herein by reference to Exhibit
             10(z) to the Company's Annual Report of Form 10-K for the year ended December 31, 1992
             (the "1992 Form 10-K").
       10(r) --Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's
             Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated herein by reference to
             Exhibit 10(b) to the Form 8-K.
       10(s) --Letter Agreement, dated as of June 1, 1990, between Sotheby's, Inc. and Credit Lyonnais
             Cayman Island Branch, and Amendment No. 1 thereto, dated as of May 31, 1991, incorporated herein by reference to Exhibit 10(gg) to the 1991 Form 10K and Amendment No. 2 thereto, dated as of May 31, 1993, filed herewith.
       10(t) --Revolving Credit Agreement, dated as of July 1, 1991, between Sotheby's Holdings, Inc. and
             Sotheby's, Inc. and NBD Bank, N.A., incorporated herein by reference to Exhibit 10(hh) to the 1991 Form 10K.
       10(u) --Revolving Credit Agreement, dated as of December 31, 1993, among Sotheby's Holdings, Inc.,
             Sotheby's, Inc. and Comerica Bank.

- ---------------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.

 EXHIBIT
 NUMBER                                            DESCRIPTION                                           PAGE NO.
- ---------  --------------------------------------------------------------------------------------------  ---------
       10(v) --Revolving Credit Agreement, dated as of December 1, 1993, among Sotheby's Holdings, Inc.,
             Sotheby's, Inc. and Credit Suisse.
       10(w) --Amendment, dated as of April 19, 1991, between The Benenson Capital Company, Lawrence A.
             Benenson and Raymond E. Benenson and York Avenue Development, Inc. to Amendment to Option
             Agreement and to Related Agreements, incorporated herein by reference to Exhibit 10(kk) to the 1991 Form 10K.
       10(x) --Restated Mortgage Note, dated November 5, 1991, from Mitchell Zuckerman and Joanne
             Zuckerman in favor of Sotheby's, Inc., incorporated herein by reference to Exhibit 10(ll)
             to the 1991 Form 10K.
       10(y) --Commitment Letter, dated April 5, 1989, from Sotheby's Inc. to William Ruprecht and
             Elizabeth Ruprecht.
       10(z) --Revolving Credit Agreement, dated as of November 1, 1992, between Sotheby's, Inc. and IBJ
             Schroder Bank & Trust Company, incorporated herein by reference to Exhibit 10(mm) to the
             1992 Form 10-K.
       13  --Annual Report to Shareholders for the year ended December 31, 1993
       21  --Subsidiaries of the Registrant
       23  --Consent of Deloitte & Touche
       24  --Powers of Attorney