Form 10-Q
period 1994-03-31
SOTHEBYS HOLDINGS INC
filed 1994-05-16
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1994
Commission File Number 1-9750


                            Sotheby's Holdings, Inc.
            (Exact name of registrant as specified in its charter)


          Michigan                                     38-2478409
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                      Identification No.)


500 North Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                  48304
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, include area code:        (313) 646-2400



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X  .    No       .


As of April 30, 1994, there were outstanding 36,584,716 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 19,163,971 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)

                                                               March 31,        December
                                                                  1994             1993
                                                              ------------      ---------
                                                               (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                                        $37,644          $91,840
Accounts and notes receivable, net of allowance
  for doubtful accounts of $10,729 and $10,596
    Auction operations                                            90,828          166,962
    Finance operations                                           103,558           98,419
    Other                                                         11,042           12,670
                                                              ------------      ---------
        Total Accounts and Notes Receivable, Net                 205,428          278,051
Inventory, net                                                    82,202           81,369
Deferred income taxes                                              8,858            8,675
Prepaid expenses                                                  11,467           11,880
                                                              ------------      ---------
        Total Current Assets                                     345,599          471,815
Properties, less allowance for depreciation
  and amortization of $49,285 and $51,100                         64,219           65,078
Intangible assets, less allowance for
  amortization of $26,175 and $44,464                             29,581           29,633
Other assets                                                      11,455           11,345
                                                              ------------      ---------
         Total Assets                                           $450,854         $577,871
                                                              ============      =========

CONSOLIDATED BALANCE SHEETS
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)

                                                               March 31,        December
                                                                  1994             1993
                                                              ------------      ---------
                                                               (Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities:
Due to consignors                                                $77,687         $205,873
Short-term borrowings                                              4,505            4,583
Accounts payable and accrued liabilities                          81,331           95,043
Deferred revenues                                                  6,162            6,165
Accrued income taxes                                              36,836           36,187
                                                              ------------      ---------
         Total Current Liabilities                               206,521          347,851
Long-term Liabilities:
Commercial paper                                                  53,000           34,000
Other long-term obligations                                        1,377            1,388
                                                              ------------      ---------
         Total Liabilities                                       260,898          383,239
Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000
     of Class B
  Issued and outstanding shares - 36,569,650 and 35,399,497
    of Class A, and 19,164,305 and 20,096,469 of Class B, at
    March 31, 1994 and December 31, 1993, respectively             5,574            5,550
Additional paid-in capital                                        82,889           80,509
Retained earnings                                                121,214          129,637
Foreign currency translation adjustments                         (19,721)         (21,064
                                                              ------------      ---------
         Total Shareholders' Equity                              189,956          194,632
                                                              ------------      ---------
         Total Liabilities and Shareholders' Equity             $450,854         $577,871
                                                              ============      =========

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)


For The Quarter Ended March 31,                                1994              1993
- - -------------------------------                              ---------         ---------
Auction:
Revenues                                                      $34,659           $31,882

Direct costs of services                                       (7,310)           (7,158)
Salaries and related costs                                    (19,560)          (17,843)
General and administrative expenses                           (15,622)          (14,980)
Depreciation and amortization                                  (1,836)           (1,828)
                                                             ---------         ---------
Operating loss before inventory and other
  auction-related activities                                   (9,669)           (9,927)
Income from inventory and other auction-related activities        315               327
                                                             ---------         ---------
    Operating loss - Auction                                   (9,354)           (9,600)

Interest income                                                 1,327             1,722
Interest expense                                                 (630)           (1,329)
Net interest charged to Financial Services                        335               587
                                                             ---------         ---------
    Loss before taxes - Auction                                (8,322)           (8,620)

Financial Services:
Revenues                                                        1,676             2,305
General and administrative expenses                              (599)             (798)
Net interest expense from Auction                                (335)             (587)
                                                             ---------         ---------
    Income before taxes - Financial Services                      742               920

Real Estate:
Revenues                                                        2,617             2,359
Operating expenses                                             (2,108)           (1,873)
                                                             ---------         ---------
    Income before taxes - Real Estate                             509               486
Corporate operating expenses                                   (1,505)           (1,639)
Other non-operating income                                         98               345

Consolidated:
Revenues                                                       38,952            36,546

Operating loss                                                 (9,608)           (9,833)
Net interest income                                             1,032               980
Other non-operating income                                         98               345
                                                             ---------         ---------
Loss before taxes                                              (8,478)           (8,508)
Income taxes                                                    3,391             3,318
                                                             ---------         ---------
    Net loss                                                  ($5,087)          ($5,190)
                                                             =========         =========
Net Loss Per Share                                             ($0.09)           ($0.09)
                                                             =========         =========
Weighted Average Shares Outstanding                        55,596,016        55,116,097
                                                           ===========       ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of Dollars)

For The Quarter Ended March 31,                             1994           1993
- - -------------------------------                           ---------      ---------
Operating Activities:
Net loss                                                   ($5,087)       ($5,190)
Adjustments to reconcile net loss to net cash
     used by operating activities before
     working capital items:
   Depreciation and amortization                             1,948          1,941
   Deferred income taxes                                      (183)             0
   Tax benefit of stock option exercises                       768             78
   Asset provisions                                          1,430          1,367
   Other                                                       158             34
                                                          ---------      ---------
     Net cash used by operating activities
      before working capital items                            (966)        (1,770)

Working capital items:
   Decrease in prepaid expenses                                413            391
   Decrease in accounts receivable                          76,972         50,552
   Decrease (increase) in inventory                         (1,397)           641
   Decrease in due to consignors                          (128,186)      (106,867)
   Increase (decrease) in income taxes payable                 649         (2,578)
   Decrease in other current liabilities                   (13,715)        (6,277)
                                                          ---------      ---------
     Net cash used by operating activities                 (66,230)       (65,908)

Investing Activities:
Finance operation loans                                    (35,908)        (6,941)
Collections on finance operation loans                      31,199         26,783
Capital expenditures                                          (891)          (482)
                                                          ---------      ---------
     Net cash provided (used) by investing activities       (5,600)        19,360

Financing Activities:
Increase in commercial paper                                19,000         30,900
Increase (decrease) in short-term borrowings                   (78)         3,828
Proceeds from exercise of stock options                      1,636            526
Dividends paid                                              (3,336)        (8,253)
                                                          ---------      ---------
     Net cash provided by financing activities              17,222         27,001

Effect of exchange rate changes on cash                        412           (103)
                                                          ---------      ---------
     Decrease in Cash and Cash Equivalents                 (54,196)       (19,650)
Cash and Cash Equivalents at Beginning of Period            91,840         85,703
                                                          ---------      ---------
     Cash and Cash Equivalents at End of Period            $37,644        $66,053
                                                          =========      =========

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. The consolidated financial statements included herein have been prepared by Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "Annual Report"). Reference should be made to the Annual Report for industry segment information required to be included under Financial Accounting Standards Board Statement No. 14.

       In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the quarter ended March 31, 1994 and 1993 have been included. Certain amounts for the quarter ended March 31, 1993 have been reclassified to conform to the 1994 presentation.


2.     Credit Arrangements
       -------------------
       At March 31, 1994, there were $53.0 million of outstanding commercial paper notes sold to dealers at weighted average discount rates of 3.7%. These notes have been classified on the consolidated balance sheets as long-term liabilities based on the Company's intent and ability to maintain or refinance these obligations on a long-term basis. Short-term borrowings totaled $4.5 million at March 31, 1994 and consisted primarily of a demand note payable which bears interest at prime + 1%.


3.     Commitments and Contingencies
       -----------------------------
       In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $24.2 million at March 31, 1994 and $5.8 million at May 3, 1994.

       In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan, or with recourse limited to the consigned works and to other works of art owned by the consignor but not pledged as security. As of March 31, 1994 and May 3, 1994, $18.5 million and

       $34.6 million, respectively, of these consignor advances were outstanding.

       The Company has a mortgage guarantee program whereby the employee borrows from a bank on a demand basis and pays an annual interest rate equal to the prime rate. All of the repayment obligations of the employee are guaranteed by the Company. These obligations totaled $2.0 million at March 31, 1994.

       In addition, the Company, in the normal course of business, is a defendant in various legal actions.

       In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's financial statements.


4.     Seasonality of Business
       -----------------------
       The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that at least 80% of the Company's auction sales have been derived from the second and fourth quarters of the year for each of the last three years.

                                            Percentage of Annual
                                               Auction Sales
                                           ----------------------
                                            1993    1992    1991
                                           ------  ------  ------
                   January - March            10%     12%     11%
                   April - June               38%     38%     37%
                   July - September            6%      8%      7%
                   October - December         46%     42%     45%
                                           ------  ------  ------
                                             100%    100%    100%
                                           ======  ======  ======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
- - ---------------------

Auction
- - -------
       The worldwide auction business is highly seasonal in nature, with two
       principal selling seasons, spring and fall.   Accordingly, first
       quarter results reflect a period of low auction sales resulting in lower operating margins due to the fixed nature of many of the
       operating expenses.   (See Note 4 in the Notes to the Consolidated
       Financial Statements for additional information.)

       Following is a geographical breakdown of the Company's auction sales for the three months ended March 31, 1994 and 1993:

                                           1994          1993
                                         --------      --------
                     North America       $101,940      $ 70,843
                     Europe                59,341        58,468
                     Asia                       -           274
                                         --------      --------
                     Total               $161,281      $129,585
                                         ========      ========

       For the quarter ended March 31, 1994, auction sales increased to $161.3 million from $129.6 million in the first quarter of 1993, an increase of $31.7 million, or 24%. This increase was primarily attributable to North American sales, with growth of $31.1 million, or 44%, over 1993 levels. Two single owner sales held in New York, the Peter Jay Sharp Collection and the Bertram K. and Nina Fletcher Little Collection, were principally responsible for this growth with total sales of $20.6 million and $7.4 million, respectively. In addition, several fine art categories, including Old Master Paintings and 19th Century Paintings, exceeded the sale totals achieved during the same period last year. European sales increased $0.9 million, or 1.5%, during the first quarter of 1994. There were no sales in Asia during the first three months of 1994 as the single-owner sale that occurred in Australia in the first quarter of 1993 did not recur this year.
       The impact of translating sales outside North America into U.S. dollars was not material to first quarter sales.

       Revenues from auction operations ("Auction") increased $2.8 million, or 9%, to $34.7 million in the first quarter of 1994. The increase in revenues was primarily attributable to increased commissions (which are principally buyer's premium, vendor's commission and expense recoveries). The growth in commissions of $3.9 million, or 17%, resulted from the greater volume of auction sales discussed above.
       The increase in commissions was offset, in part, by reductions in the realized rate of vendor's commission, as well as a decline in other revenue areas. Auction revenues as a percent of auction sales decreased approximately 3% in the first quarter of 1994 largely due to the fact that a majority of the increase in auction sales came from the two single owner sales held in New York, which typically generate lower than average commissions.

       Auction's operating expenses (which include Auction's direct costs of services, salaries, general and administrative expenses as well as depreciation and amortization) totaled $44.3 million in the first quarter of 1994, an increase of $2.5 million, or 6%, when compared to the same period last year. The increase in operating expenses is largely due to an increase in salaries and related costs of $1.7 million as well as an increase in general and administrative expenses of $0.6 million. The increase in salaries and related costs is principally due to salary increases at the beginning of 1994, as well as salary adjustments put into effect during the course of 1993 (following several years of very restrained compensation growth).
       Direct costs of services, which consist largely of catalogue production, distribution and mailing costs, were up slightly when compared to 1993. Direct costs of services as a percentage of sales was 4.5% in the first quarter of 1994 compared to 5.5% in the first quarter of 1993.

       For the quarter ended March 31, 1994, income from inventory and other auction-related activities contributed $0.3 million to pre-tax income, which was flat when compared to the same period of the prior year. Income from inventory and other auction-related activities includes net gains on sales of inventory (including gains on sales of inventory obtained as a result of the auction process and the Company's share of earnings from the sale of inventory through the Acquavella Modern Art Partnership) and provisions for writedowns of inventory to estimated realizable value.

       Traditionally, the first quarter generates a loss due to the seasonal nature of the art auction business. Auction's operating loss totalled $9.4 million for the quarter ended March 31, 1994, which represents a 3% improvement over the first quarter of 1993.

       Auction's interest income, which is earned on short-term investments of excess cash, decreased in the first quarter of 1994 compared to the first quarter of 1993 due to a lower level of invested funds in Europe when compared to the prior year. Interest expense decreased due to a lower average level of commercial paper borrowings.

       Auction funds a portion of the loan portfolio of the finance operation ("Financial Services"). Net interest charged to Financial Services during the first quarter of 1994 represents interest income of $0.5 million on borrowings by Financial Services from Auction net of interest expense on special financing programs of $0.2 million charged by Financial Services to Auction.

Financial Services
- - ------------------
       Revenues from Financial Services decreased to $1.7 million for the first quarter of 1994 from $2.3 million in last year's first quarter due primarily to a decrease in the average outstanding loan portfolio and, to a lesser extent, to lower rates of interest earned on outstanding loans. Average month-end portfolio balances for the three months ended March 31, 1994 and 1993 were approximately $96.2 million and $114.9 million, respectively. The average interest rate charged to borrowers decreased in the first quarter of 1994 compared to the same period last year consistent with the general decline in interest rates in the countries where the Company does business. The smaller Financial Services' portfolio reflects the Company's policy, since 1990, of reducing the portfolio in response to general economic as well as market conditions. The Company is experiencing increased demand for loans, particularly from consignors, which has resulted in portfolio growth during the latter part of the first quarter and which has continued into the second quarter.

       For the first three months of 1994, income before taxes decreased $0.2 million compared to the prior year. The decrease is principally the result of the smaller client loan portfolio.

Real Estate
- - -----------
       Revenues from Sotheby's International Realty, Inc. ("Real Estate") increased $0.3 million in the first quarter of 1994. This increase reflects a higher level of property sales partially offset by lower commission rates. Operating expenses increased $0.2 million compared to 1993, largely reflecting an increase in marketing and other costs associated with the higher level of property sales. Income before taxes of $0.5 million was unchanged compared to the prior year.

Provision for Income Taxes
- - --------------------------
       The consolidated effective tax rate was 40% for the first three months of 1994 and 39% for the first three months of 1993. The increased tax rate reflects the net impact on the Company of the Omnibus Budget Reconciliation Act of 1993 which was enacted during the third quarter of 1993.

Net Loss and Loss per Share
- - ---------------------------
       For the first quarter of 1994 and 1993, the Company recorded a net loss of $5.1 million and $5.2 million, respectively. Net loss per share for the first quarter of 1994 and 1993 was $0.09 per share.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
       The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $19.9 million at March 31, 1994 compared to a net cash position (cash and cash equivalents less total debt) of $53.3 million at December 31, 1993. Working capital at March 31, 1994 was $139.1 million compared to $124.0 million at December 31, 1993.

       The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $200 million of notes pursuant to its U.S. commercial paper program, of which $53 million was issued and outstanding at March 31, 1994. The Company supports any notes issued under this program with lines of credit. The Company has $175 million available under committed Revolving Credit Facilities and has $30 million available under short-term lines of credit.

       For the three months ended March 31, 1994 and 1993, the Company's primary sources of liquidity were derived from short-term borrowings. The most significant cash requirements were from operating activities and payment of shareholder dividends. For the quarter ended March 31, 1994, cash used by operating activities totalled $66.2 million compared to $65.9 million for the corresponding period of 1993.

       The Company paid dividends to shareholders of $3.3 million during the first three months of 1994 in respect of 1993 and $8.3 million during the first three months of 1993 in respect of 1992. During the third quarter of 1993, the Company announced a reduction in the quarterly dividend on common shares to $0.06 per share.

       Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totalled $0.9 million for the first quarter of 1994 and $0.5 million for the first quarter of 1993.

       The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper programs and credit facilities will continue to be adequate to fund the client loan program, peak working capital requirements and other short-term commitments to consignors.

       The Company evaluates, on an ongoing basis, the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. Any significant alteration to these premises may require utilization of additional capital resources.

                           PART II,  OTHER INFORMATION


                             SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES






ITEM 6.       Exhibits and Reports on Form 8-K

                     (a)Exhibits
                                         None


                     (b)Reports on Form 8-K
                    No report on Form 8-K has been filed for the quarter ended March 31, 1994.

                              SOTHEBY'S HOLDINGS, INC.
                                 AND SUBSIDIARIES




                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 16 day of May, 1994, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                        SOTHEBY'S HOLDINGS, INC.



                                    By:  THOMAS F. GANNALO
                                         -----------------
                                         Thomas F. Gannalo
                                         Vice President &
                                         Chief Accounting Officer