Form 10-Q
period 1994-06-30
SOTHEBYS HOLDINGS INC
filed 1994-08-15
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1994
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

As of July 31, 1994, there were outstanding 36,685,499 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 19,093,971 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class
A Limited Voting Common Stock.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)

                                                                 June 30,     December 31,
                                                                   1994           1993
                                                                -----------    -----------
                                                                (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                                           $50,391        $91,840
Accounts and notes receivable, net of allowance
  for doubtful accounts of $10,456 and $10,596
    Auction operations                                              194,019        166,962
    Finance operations                                              131,810         98,419
    Other                                                            15,867         12,670
                                                                -----------    -----------
        Total Accounts and Notes Receivable, Net                    341,696        278,051
Inventory, net                                                       80,919         81,369
Deferred income taxes                                                 8,604          8,675
Prepaid expenses                                                     10,619         11,880
                                                                -----------    -----------
        Total Current Assets                                        492,229        471,815
Properties, less allowance for depreciation
  and amortization of $51,453 and $51,100                            65,717         65,078
Intangible assets, less allowance for
  amortization of $27,193 and $25,866                                29,586         29,633
Other assets                                                         13,705         11,345
                                                                -----------    -----------
         Total Assets                                              $601,237       $577,871
                                                                ===========    ===========

CONSOLIDATED BALANCE SHEETS
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)

                                                                 June 30,     December 31,
                                                                   1994           1993
                                                                -----------    -----------
                                                                (Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities:
Due to consignors                                                  $215,352       $205,873
Short-term borrowings                                                10,170          4,583
Accounts payable and accrued liabilities                             82,824         95,043
Deferred revenues                                                     5,409          6,165
Accrued income taxes                                                 49,186         36,187
                                                                -----------    -----------
         Total Current Liabilities                                  362,941        347,851
Long-term Liabilities:
Commercial paper                                                     26,500         34,000
Other long-term obligations                                           1,427          1,388
                                                                -----------    -----------
         Total Liabilities                                          390,868        383,239
Shareholders' Equity                                            ===========    ===========
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000
    of Class B
  Issued and outstanding shares - 36,663,999 and 35,399,497
    of Class A, and 19,093,971 and 20,096,469 of Class B, at
    June 30, 1994 and December 31, 1993, respectively                 5,576          5,550
Additional paid-in capital                                           83,156         80,509
Retained earnings                                                   136,934        129,637
Foreign currency translation adjustments                            (15,297)       (21,064)
                                                                -----------    -----------
         Total Shareholders' Equity                                 210,369        194,632
                                                                -----------    -----------
         Total Liabilities and Shareholders' Equity                $601,237       $577,871
                                                                ===========    ===========

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
                                                         For The Second Quarter        For The Six Months
                                                             Ended June 30,              Ended June 30,
                                                         ----------------------        -------------------
                                                          1994          1993            1994          1993
                                                        --------      --------        --------      --------
Auction:
Revenues                                                 $87,591       $82,637        $122,250      $114,519
Direct costs of services                                 (16,358)      (14,621)        (23,668)      (21,779)
Salaries and related costs                               (22,275)      (18,688)        (41,835)      (36,531)
General and administrative expenses                      (16,314)      (19,545)        (31,936)      (34,525)
Depreciation and amortization                             (2,034)       (1,855)         (3,870)       (3,683)
    Operating income before inventory and other         --------      --------        --------      --------
     auction-related activities                           30,610        27,928          20,941        18,001
Income (loss) from inventory and other
     auction-related activities                              389          (893)            704          (566)
                                                        --------      --------        --------      --------
    Operating income - Auction                            30,999        27,035          21,645        17,435

Interest income                                              775         1,354           2,102         3,076
Interest expense                                          (1,075)       (1,202)         (1,705)       (2,531)
Net interest charged to Financial Services                  526           449             861         1,036
                                                        --------      --------        --------      --------
    Income before taxes - Auction                         31,225        27,636          22,903        19,016

Financial Services:
Revenues                                                   2,358         1,732           4,034         4,037
General and administrative expenses                         (624)         (758)         (1,223)       (1,556)
Net interest expense from Auction                           (526)         (449)           (861)       (1,036)
                                                        --------      --------        --------      --------
    Income before taxes - Financial Services               1,208           525           1,950         1,445

Real Estate:
Revenues                                                   3,459         3,035           6,076         5,394
Operating expenses                                        (2,228)       (2,155)         (4,336)       (4,028)
                                                        --------      --------        --------      --------
    Income before taxes - Real Estate                      1,231           880           1,740         1,366
                                                        --------      --------        --------      --------
Corporate operating expenses                              (1,727)       (1,418)         (3,232)       (3,057)
Other non-operating income (expense)                       (163)          (36)            (65)          309
                                                        --------      --------        --------      --------
Consolidated:
Revenues                                                  93,408        87,404         132,360       123,950

Operating income                                          31,711        27,022          22,103        17,189
Net interest income                                          226           601           1,258         1,581
Other non-operating income (expense)                        (163)          (36)            (65)          309
                                                        --------      --------        --------      --------
Income before taxes                                       31,774        27,587          23,296        19,079
Income taxes                                             (12,709)      (10,950)         (9,318)       (7,632)
                                                        --------      --------        --------      --------
    Net income                                           $19,065       $16,637         $13,978       $11,447
                                                        ========      ========        ========      ========
Net Income Per Share                                       $0.34         $0.30           $0.25         $0.21
                                                        ========      ========        ========      ========
Weighted Average Shares Outstanding                   56,695,269    56,389,781      56,145,643    55,752,939
                                                      ==========    ==========      ==========    ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of Dollars)

For The Six Months Ended June 30,                              1994             1993
                                                            -------          -------
Operating Activities:
Net Income                                                  $13,978          $11,447
Adjustments to reconcile net income to net cash
     (used) provided by operating activities before
     working capital items:
   Depreciation and amortization                              4,097            3,901
   Tax benefit of stock option exercises                        780              605
   Asset provisions                                           2,990            5,379
   Other                                                     (2,304)             416
                                                            -------          -------
     Net cash provided by operating activities
      before working capital items                           19,541           21,748
                                                            -------          -------

Working capital items:
   Decrease (Increase) in prepaid expenses                    1,261           (1,610)
   Increase in accounts receivable                          (32,064)         (21,697)
   (Increase) Decrease in inventory                            (580)             543
   Increase in due to consignors                              9,479           53,593
   Increase in income taxes payable                          13,070            7,105
   Decrease in other current liabilities                    (12,975)          (2,131)
                                                            -------          -------
     Net cash (used) provided by operating activities        (2,268)          57,551
                                                            -------          -------

Investing Activities:
Finance operation loans                                     (32,289)          20,547
Capital expenditures                                         (2,201)          (1,949)
                                                            -------          -------
     Net cash (used) provided by investing activities       (34,490)          18,598
                                                            -------          -------

Financing Activities:
Decrease in commercial paper                                 (7,500)         (22,400)
Increase (Decrease) in short-term borrowings                  5,587           (4,132)
Proceeds from exercise of stock options                       1,893            1,122
Dividends paid                                               (6,682)         (16,547)
                                                            -------          -------
     Net cash used by financing activities                   (6,702)         (41,957)
                                                            -------          -------

Effect of exchange rate changes on cash                       2,011           (1,209)
                                                            -------          -------
     (Decrease) Increase in Cash and Cash Equivalents       (41,449)          32,983
Cash and Cash Equivalents at Beginning of Period             91,840           85,703
                                                            -------          -------
     Cash and Cash Equivalents at End of Period             $50,391         $118,686
                                                            =======          =======

                           SOTHEBY'S HOLDINGS, INC.
                               AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



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

        In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the second quarter and six month periods ended June 30, 1994 and 1993 have been included. Certain amounts for the six months ended June 30, 1993 have been reclassified to conform to the 1994 presentation.


2.      Credit Arrangements

        At June 30, 1994, there were $26.5 million of outstanding commercial paper notes sold to dealers at weighted average discount rates of 4.6%. These notes have been classified on the consolidated balance sheets as long-term liabilities based on the Company's intent and ability to maintain or refinance these obligations on a long-term basis. Short term borrowings totaled $10.2 million at June 30, 1994 and consisted primarily of outstanding amounts under a bank line of credit which bears interest at LIBOR plus 5/8% as well as a demand note payable which bears interest at prime plus 1%.

        On August 3, 1994, the Company entered into a $300 million Bank Credit Agreement (the "Agreement"). Borrowings under the Agreement are permitted to January 31, 1998 in either U.S. dollars or U.K.
        pounds sterling. The interest rate is based on LIBOR. The facility fee for the $300 million committed amount is 0.15% per annum. The
        Agreement contains certain financial covenants. The Company is permitted to pay dividends, however, consolidated tangible net worth, as defined, may not be less than $150 million. On August 3, 1994, all pre-existing revolving credit facilities were discontinued.


3.      Commitments and Contingencies

        In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $4.3 million at June 30, 1994 and $15.1 million at August 8, 1994.

        In addition, the Company, in the normal course of business, is a defendant in various legal actions.

        In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's financial statements.


4.      Seasonality of Business

        The worldwide art auction market has two principal selling seasons,
        spring and fall.   During the summer and winter, sales are
        considerably lower.   The table below demonstrates that at least 80%
        of the Company's auction sales are derived from the second and fourth quarters of the year.

                                                    Percentage of
                                                       Annual
                                                    Auction  Sales
                                            --------------------------
                                            1993       1992       1991
                                            ----       ----       ----
               January - March               10%        12%        11%
               April - June                  38%        38%        37%
               July - September               6%         8%         7%
               October - December            46%        42%        45%
                                            ----       ----       ----
                                            100%       100%       100%
                                            ====       ====       ====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


Auction

     The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, second quarter results reflect higher auction sales than the first quarter and higher operating margins due to the fixed nature of many of the operating
     expenses.   (See Note 4 in the Notes to the Consolidated Financial
     Statements for additional information.)

     Following is a geographical breakdown of the Company's auction sales for the second quarter and six month periods ended June 30, 1994 and 1993 (in thousands):

                             For the Second Quarter                    For the Six Months
                                 Ended June 30                           Ended June 30
                           --------------------------               -----------------------
                             1994              1993                   1994           1993
                           --------          --------               --------       --------
     North America         $281,610          $265,683               $383,550       $336,526
     Europe                 223,496           223,499                282,837        281,967
     Asia                    25,693            16,471                 25,693         16,745
                           --------          --------               --------       --------
     Total                 $530,799          $505,653               $692,080       $635,238
                           ========          ========               ========       ========

     For the quarter ended June 30, 1994, worldwide auction sales increased $25.1 million, or 5%, to $530.8 million. This increase was attributable to North America, with growth of $15.9 million, or 6%, over 1993 levels, and Asia, where sales increased by $9.2 million, or 56%. European sales were flat when compared to the second quarter of 1993. For the six months ended June 30, 1994, worldwide auction sales increased $56.8 million, or 9%, compared to the first six months of 1993. North American sales increased $47.0 million, or 14%, while Asian sales increased $8.9 million. European sales were flat when compared to the first six months of 1993. The increase in North American sales for both the second quarter and first half of 1994 was largely due to single owner sales. North American second quarter sales also benefitted from increases in Jewelry sales as well as other selling categories, most notably Contemporary Art and Latin American Paintings. The increases in these categories more than offset a decline in sales of Impressionist and Modern Paintings in the second quarter. The increase in Asian sales for the second quarter was driven by the Taiwan Paintings sale as well as increased sales in Hong Kong. Movements in year-to-year exchange rates did not materially affect sales for the second quarter and first half of 1994.

     Revenues from auction operations ("Auction") for the second quarter of 1994 increased $5.0 million, or 6%, and, for the first six months of l994, increased $7.8 million, or 7%, over the comparable periods of the prior year. The increase in Auction revenues for both the second quarter and first six months of 1994 was attributable to increased commissions (which are principally buyer's premium, vendor's commission and expense recoveries). The growth in commissions for the second quarter and first half of 1994 resulted principally from the greater volume of auction sales discussed above. Higher rates of commission realized during the second quarter of 1994, and to a much lesser extent in the first half of 1994, also contributed to the increase in commission revenues over prior year periods. The increase in commissions in the first half of 1994 was offset, in part, by reductions in other revenue areas. The impact of translating results outside North America to U.S. dollars did not have a material impact on revenues in either the second quarter or first half of 1994.

     Auction's operating expenses (which include Auction's direct costs of services, salaries and related costs, general and administrative expenses as well as depreciation and amortization) totalled $57.0 million for the second quarter of 1994, an increase of $2.3 million, or 4%, over 1993's second quarter. For the first six months of 1994, operating expenses increased to $101.3 million, an increase of $4.8 million, or 5%, over the previous year's first six months. The increase in both second quarter and first half Auction operating expenses was primarily attributable to increased salaries and related costs as well as direct costs of services, offset, in part, by decreases in general and administrative expenses. The increase in salaries and related costs for the second quarter and first half of 1994 is principally due to: incentive compensation, which, in 1993, was recorded in the second half of the year, primarily in the fourth quarter; salary increases at the beginning of 1994 and; salary adjustments put into effect during the course of 1993 (following several years of very restrained compensation growth). Direct costs of services, which consist largely of catalogue production, distribution and mailing costs, were up approximately $1.7 million in the second quarter of 1994 and $1.9 million for the first half of 1994, resulting from the increased sales activity. Direct costs of services as a percentage of sales is up slightly in the second quarter and is flat for the first six months of 1994 when compared to the same periods in 1993. General and administrative expenses decreased $3.2 million, or 17%, for the second quarter and $2.6 million, or 8%, for the first six months of 1994. The decrease in general and administrative expenses reflects lower levels of various provisions for reserves recorded in 1994 when compared to 1993.

     Income from inventory and other auction-related activities includes net gains on sales of inventory (including gains on sales of inventory obtained as a result of the auction process and the Company's share of earnings from the sale of inventory through the Acquavella Modern Art Partnership), net of provisions for writedowns of inventory to estimated realizable value. For the quarter ended June 30, 1994, inventory and other auction-related activities generated pre-tax income of $0.4 million compared to a pre-tax loss of $0.9 million for the second quarter of 1993. For the six months ended June 30, 1994, income from inventory and other auction-related activities contributed $0.7 million to pre-tax income compared to a pre-tax loss of $0.6 million for the comparable period of the prior year. The increase in second quarter and half-year results is largely due to a reduction in provisions for writedowns of inventory to estimated realizable value, as well as increased earnings from inventory sold during the period.

     Auction's operating income increased $4.0 million, or 15%, to $31.0 million for the quarter ended June 30, 1994. Year-to-year exchange rate movements did not have a material effect on Auction's second quarter operating income. North American Auction operating income increased
     $0.9 million, or 5%, in the second quarter of 1994. European Auction operating income increased $2.0 million, or 21%, over the second quarter of 1993, while Asian operating income increased $1.1 million, from $0.4 million in 1993's second quarter to $1.5 million in 1994. For the six months ended June 30, 1994, Auction's operating income increased $4.2 million, or 24%, compared to the first six months of the previous year. Excluding the impact of translating foreign currencies to U.S dollars, total Auction operating income increased by $3.7 million. In North America, Auction operating income increased $2.6 million, or 16%, from $16.2 million in the first six months of 1993 to $18.8 million in the first six months of 1994. Excluding the impact of foreign currency translation, European operating income increased $0.3 million, while in Asia the operating loss decreased by $0.8 million.

     Auction's interest income, which is earned on short-term investments of excess cash, decreased in the first six months of 1994 compared to the first six months of 1993 due primarily to a lower level of invested funds in Europe when compared to the prior year. Interest expense decreased due to a lower average level of commercial paper borrowings compared to the first six months of 1993.


Financial Services

     Revenues from Financial Services increased to $2.4 million for the second quarter of 1994 from $1.7 million last year. The growth in revenues was due to higher rates of interest earned on outstanding loans and, to a lesser extent, to an increase in the average outstanding loan portfolio. Average month-end portfolio balances for the three months ended June 30, 1994 and 1993 were approximately $124 million and $113 million, respectively. For the first six months of 1994, revenues from Financial Services were flat when compared to the same period last year.

     For the second quarter of 1994, income before taxes increased $0.7 million from the comparable period in 1993. Lower levels of bad debt reserves in the 1994 second quarter, when compared to 1993, added to the impact of higher revenues. For the first half of 1994, income before taxes increased $0.5 million, principally due to a reduction in the current year provision for bad debts when compared to the prior period.

     In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan, or with recourse limited to the consigned works and to other works of art owned by the consignor but not pledged as security. As of June 30, 1994, $9.5 million of these consignor advances were outstanding.


Real Estate

     Both revenues and pre-tax income from Sotheby's International Realty, Inc. ("Real Estate") increased $0.4 million over the second quarter of 1993. This increase reflects a higher level of property sales offset, in part, by lower commission rates. For the first six months of 1994, Real Estate's revenues increased $0.7 million while pre-tax income increased $0.4 million. An increase in property sales for the first six months of 1994 was offset, in part, by a decrease in the commission rate as well as increased operating expenses, principally salaries and related costs.


Provision for Income Taxes

     The consolidated effective tax rate was 40% in the first six months of 1994 and 1993.


Net Income and Earnings per Share

     For the second quarter of 1994, net income increased 15% to $19.1 million, compared to net income of $16.6 million in the second quarter of 1993. For the first six months of 1994, net income increased to $14.0 million, from $11.4 million in the first six months of 1993. Earnings per share for the second quarter of 1994 increased to $0.34 from $0.30 in the second quarter of 1993. Earnings per share for the six months ended June 30, 1994 totalled $0.25, compared to $0.21 per share in the first six months of 1993.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash position (cash and cash equivalents, less total debt, which includes short-term borrowings and commercial paper) totalled $13.7 million at June 30, 1994 compared to $53.3 million at December 31, 1993. Working capital (current assets less current liabilities) at June 30, 1994 was $129.3 million compared to $124.0 million at December 31, 1993.

     The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $200 million of short-term notes pursuant to its U.S. commercial paper program, of which $26.5 million was issued and outstanding at June 30, 1994. The Company had cash and cash equivalents of $50.4 million at June 30, 1994. The Company supports any short-term notes issued under its U.S. commercial paper program with committed credit facilities. Prior to August 3, 1994, the Company had $175 million available under committed revolving credit facilities and $30 million available under a line of credit. These arrangements were discontinued effective August 3, 1994, at which date the Company entered into a new Bank Credit Agreement which provides $300 million of committed available financing to January 31, 1998 (See Note 2).

     For the six months ended June 30, 1994, cash used by operating activities totaled $2.3 million compared to $57.6 million of cash provided by operations for the corresponding period of 1993. The Company's primary source of liquidity for the first six months of 1994 was from short term borrowings, while the most significant cash uses were derived from net funding of the client loan portfolio, repayment of commercial paper borrowings and payment of shareholder dividends. The Company's primary sources of liquidity for the first six months of 1993 were derived from operations as well as the net reduction of the client loan portfolio. The most significant cash uses for this period were repayment of commercial paper borrowings and shareholder dividends.

     The Company paid dividends to shareholders of $6.7 million during the first six months of 1994 (of which $3.3 million was in respect of 1993) and $16.5 million during the first six months of 1993 (of which $8.3 million was in respect of 1992).

     Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totalled $2.2 million for the first six months of 1994 and $1.9 million for the first six months of 1993.

     The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program and credit facilities will continue to be adequate to fund the client loan program, peak working capital requirements and other short-term commitments to consignors.

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

                          PART II, OTHER INFORMATION

                          SOTHEBY'S HOLDINGS, INC.
                              AND SUBSIDIARIES



ITEM 4.     Submission of Matters to a Vote of Security-Holders

     On June 22, 1994, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were: the election of three directors by the holders of Class A Limited Voting Common Stock; the election of six directors by the holders of Class B Common Stock; and the ratification of the Board's selection of Deloitte & Touche as the Company's independent auditors for the year ending December 31, 1994. All nominees were elected, and all other proposals passed. The results of the voting are shown below:

                         ELECTION OF CLASS A DIRECTORS

NOMINEES                    VOTES FOR     VOTES AGAINST        VOTES WITHHELD
- - --------                   ----------     -------------        --------------
A. Alfred Taubman          28,650,014                 0               817,282
Max M. Fisher              28,648,673                 0               816,623
Walter J. P. Curley        28,688,848                 0               778,448

                         ELECTION OF CLASS B DIRECTORS

NOMINEES                      VOTES FOR     VOTES AGAINST    VOTES WITHHELD
- - --------                     -----------    -------------    --------------
Michael L. Ainslie           178,377,000                0                 0
Viscount Blakenham           178,377,000                0                 0
Diana D. Brooks              178,377,000                0                 0
Lord Camoys                  178,377,000                0                 0
The Rt. Hon. Earl of Gowrie  178,377,000                0                 0
R. Julian de la M. Thompson  178,377,000                0                 0
Leslie H. Wexner             178,377,000                0                 0


                                    RATIFICATION OF AUDITORS

       207,392,570        Votes were cast for ratification;

            52,316        Votes were cast against ratification; and

           399,410        Votes abstained (including broker non-votes).

     ITEM 6.              Exhibits and Reports on Form 8-K

                          (a)      Exhibits

                                   4. Credit Agreement Dated as of
                                      August 3, 1994, Among Sotheby's Holdings,
                                      Inc., Sotheby's, Inc., Oatshare Limited,
                                      Sotheby's, and Chemical Bank.

                          (b)      Reports on Form 8-K

                                   No report on Form 8-K as been filed for the quarter ended June 30, 1994.

                                 SOTHEBY'S HOLDINGS, INC.
                                     AND SUBSIDIARIES




                                         SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 15th day of August, 1994, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.






                                            SOTHEBY'S HOLDINGS, INC.



                                            By:      Thomas F. Gannalo
                                                  ------------------------
                                                  Vice President &
                                                  Chief Accounting Officer

                                                              EXECUTION COPY

=============================================================================






                               CREDIT AGREEMENT


                         Dated as of August 3, 1994,



                                   Among



                         SOTHEBY'S HOLDINGS, INC.,


                             SOTHEBY'S, INC.,

                             OATSHARE LIMITED,


                               SOTHEBY'S,

                         THE LENDERS NAMED HEREIN

                                   and

                             CHEMICAL BANK,


                        as Administrative Agent





=============================================================================
                                                     [CS&M Ref. No. 6700-229]

                           TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                                 ARTICLE I

                                Definitions
                                -----------

SECTION 1.01.          Defined Terms                                        1
SECTION 1.02.          Terms Generally                                     19


                                ARTICLE II

                                The Credits
                                -----------

SECTION 2.01.          Commitments                                         20
SECTION 2.02.          Loans                                               21
SECTION 2.03.          Competitive Bid Procedure                           23
SECTION 2.04.          Standby Borrowing Procedure                         26
SECTION 2.05.          Refinancings                                        27
SECTION 2.06.          Fees                                                28
SECTION 2.07.          Repayment of Loans                                  29
SECTION 2.08.          Interest on Loans                                   30
SECTION 2.09.          Default Interest                                    31
SECTION 2.10.          Alternate Rate of Interest                          31
SECTION 2.11.          Termination and Reduction of
                           Commitments                                     31
SECTION 2.12.          Prepayment                                          32
SECTION 2.13.          Reserve Requirements; Change in
                           Circumstances                                   33
SECTION 2.14.          Change in Legality                                  35
SECTION 2.15.          Indemnity                                           36
SECTION 2.16.          Pro Rata Treatment                                  37
SECTION 2.17.          Sharing of Setoffs                                  38
SECTION 2.18.          Payments                                            39
SECTION 2.19.          Taxes                                               39
SECTION 2.20.          Assignment of Commitments Under
                           Certain Circumstances                           42


                                ARTICLE III

                       Representations and Warranties
                       ------------------------------

SECTION 3.01.          Corporate Existence and Good Standing               43
SECTION 3.02.          Corporate Power, Authorization and Compliance
                           with the Law                                    43
SECTION 3.03.          Financial Information; Absence of Material
                           Adverse Change                                  44
SECTION 3.04.          Employee Benefit Plans                              44
SECTION 3.05.          Environmental Matters                               45
SECTION 3.06.          Litigation                                          45

SECTION 3.07.          Taxes                                               45
SECTION 3.08.          Subsidiaries                                        45
SECTION 3.09.          Investment Company Act                              45
SECTION 3.10.          No Material Misstatements                           45
SECTION 3.11.          Federal Reserve Regulations                         46
SECTION 3.12.          Title to Properties                                 46
SECTION 3.13.          Use of Proceeds                                     46


                                 ARTICLE IV

                            Conditions of Lending
                            ---------------------

SECTION 4.01.          All Borrowings                                      47
SECTION 4.02.          Closing Date                                        47


                                 ARTICLE V

                           Affirmative Covenants
                           ---------------------

SECTION 5.01.          Financial Statements                                49
SECTION 5.02.          Payments and Obligations                            50
SECTION 5.03.          Maintain Property and Insurance                     50
SECTION 5.04.          Maintain Existence                                  51
SECTION 5.05.          Compliance with Laws                                51
SECTION 5.06.          Inspection                                          51
SECTION 5.07.          ERISA                                               51


                                ARTICLE VI

                            Negative Covenants
                            ------------------

SECTION 6.01.          Liens                                               52
SECTION 6.02.          Subsidiary Indebtedness                             54
SECTION 6.03.          Consolidations, Mergers and Sales of Assets         54
SECTION 6.04.          Lines of Business                                   55
SECTION 6.05.          Transactions with Affiliates                        55
SECTION 6.06.          Restrictions on Dividends                           55
SECTION 6.07.          Consolidated Leverage Ratio                         55
SECTION 6.08.          Consolidated Tangible Net Worth                     55
SECTION 6.09.          Consolidated Coverage Ratio                         55


                               ARTICLE VII

Events of Default                                                          56


                               ARTICLE VIII

The Administrative Agent                                                   60

                                ARTICLE IX

                                Guarantee
                                ---------
SECTION 9.01.          Guarantee                                           63
SECTION 9.02.          Obligations Unconditional                           64
SECTION 9.03.          Reinstatement                                       65
SECTION 9.04.          Subrogation                                         65
SECTION 9.05.          Remedies                                            65
SECTION 9.06.          Continuing Guarantee                                65

                                ARTICLE X

                              Miscellaneous
                              -------------
SECTION 10.01.         Notices                                             66
SECTION 10.02.         Survival of Agreement                               66
SECTION 10.03.         Binding Effect                                      67
SECTION 10.04.         Successors and Assigns                              67
SECTION 10.05.         Expenses; Indemnity                                 71
SECTION 10.06.         Right of Setoff                                     72
SECTION 10.07.         Applicable Law                                      72
SECTION 10.08.         Waivers; Amendment                                  72
SECTION 10.09.         Interest Rate Limitation                            73
SECTION 10.10.         Entire Agreement                                    74
SECTION 10.11.         Waiver of Jury Trial                                74
SECTION 10.12.         Severability                                        74
SECTION 10.13.         Judgment Currency                                   74
SECTION 10.14.         Counterparts                                        75
SECTION 10.15.         Headings                                            76
SECTION 10.16.         Jurisdiction; Consent to Service of Process         76
SECTION 10.17.         Confidentiality                                     77

Exhibit A-1            Form of Competitive Bid Request
Exhibit A-2            Form of Notice of Competitive Bid Request
Exhibit A-3            Form of Competitive Bid
Exhibit A-4            Form of Competitive Bid Accept/Reject Letter
Exhibit A-5            Form of Standby Borrowing Request
Exhibit B              Administrative Questionnaire
Exhibit C              Form of Assignment and Acceptance
Exhibit D-1            Form of Opinion of Counsel for Sotheby's
                           Holdings, Inc. and Sotheby's, Inc.
Exhibit D-2            Form of Opinion of Counsel for Oatshare Limited
                           and Sotheby's

Schedule 2.01          Commitments
Schedule 3.06          Litigation
Schedule 3.08          Subsidiaries
Schedule 6.01          Liens

                     CREDIT AGREEMENT dated as of August 3, 1994, among
                SOTHEBY'S HOLDINGS, INC., a Michigan corporation ("Holdings"), SOTHEBY'S, INC., a New York corporation, OATSHARE LIMITED, a company registered in England, and SOTHEBY'S, a company registered in England (each referred to individually as a "Borrower" and collectively as the "Borrowers"); the lenders listed in Schedule 2.01 hereto or subsequently becoming parties hereto as provided herein (the "Lenders"); and CHEMICAL BANK, a New York banking corporation, as administrative agent for the Lenders (in such capacity, the "Administrative Agent").


         The Borrowers have requested the Lenders to extend credit to enable the Borrowers to borrow on a standby revolving credit basis on and after the date hereof and at any time and from time to time prior to the Maturity Date (as herein defined) a principal amount not in excess of $300,000,000 or an equivalent amount in U.K. Pounds Sterling at any time outstanding. The Borrowers have also requested the Lenders to provide a procedure pursuant to which any Borrower may invite the Lenders to bid on an uncommitted basis on short-term borrowings by such Borrower. The proceeds of such borrowings are to be used for general corporate purposes including, without limitation, refinancing commercial paper or other borrowings, and providing funds for capital expenditures and working capital. The Lenders are willing to extend such credit to the Borrowers on the terms and subject to the conditions herein set forth.

         Accordingly, the parties hereto agree as follows:


ARTICLE I.  DEFINITIONS

         SECTION 1.01. Defined Terms. As used in this Agreement, the following terms shall have the meanings specified below:

         "ABR Borrowing" shall mean a Borrowing comprised of ABR
Loans.

         "ABR Loan" shall mean any Standby Loan bearing interest at a rate determined by reference to the Alternate Base Rate in accordance with the provisions of Article II.

         "Administrative Fees" shall have the meaning assigned to such term in Section 2.06(b).

         "Administrative Questionnaire" shall mean an Administrative Questionnaire in the form of Exhibit B hereto.

         "Affiliate" shall mean any person (other than a Subsidiary) that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with Holdings.

         "Alternate Base Rate" shall mean, for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the greater of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. For purposes hereof, "Prime
Rate" shall mean the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate in effect at its principal office in New York
City; each change in the Prime Rate shall be effective on the date such change is publicly announced as effective.
"Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of
New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Administrative
Agent from three Federal funds brokers of recognized stand-ing selected by it. If for any reason the Administrative
Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Federal Funds Effective Rate for any reason, including the inability of the Administrative Agent to obtain sufficient quotations in accordance with the terms thereof, the Alternate Base Rate shall be determined without regard to clause (b) of the first sentence of this definition until the circumstances giving rise to such inability no longer exist.

         "Alternative Currency" shall mean U.K. Pounds
Sterling.

         "Alternative Currency Borrowing" shall mean a Borrowing comprised of Alternative Currency Loans.

         "Alternative Currency Equivalent" shall mean, with respect to an amount of Dollars on any date in relation to the Alternative Currency, the amount of the Alternative
Currency that may be purchased with such amount of Dollars at the Spot Exchange Rate with respect to Dollars on such date.

         "Alternative Currency Loan" shall mean any Loan denominated in the Alternative Currency.

         "Applicable Margin" shall mean on any date, (A) with respect to ABR Loans, 0% and (B) with respect to Eurocurrency Loans, the applicable spreads set forth below based upon the ratings applicable on such date to the non-credit enhanced commercial paper of Holdings (the "Index Debt"):



                                                       Eurocurrency
                                                       Loan Spread
                                                       ------------
Category 1
- - ----------
A-1+/F1/D1                                                 .200%



Category 2
- - ----------
A-1/F1/D1                                                  .250%



Category 3
- - ----------
A-2/F2/D2                                                  .300%



Category 4
- - ----------
Lower than A-2/F2/D2                                       .350%





For purposes of determining the Applicable Margin for Eurocurrency Loans, (a) if S&P, Fitch or Duff & Phelps shall not have in effect a rating for Index Debt because of an action (or failure to take action) on the part of Holdings or any Subsidiary, then such rating agency will be deemed to have established a rating for Index Debt in Category 4,
(b) if the ratings established or deemed to have been established by S&P, Fitch, and Duff and Phelps shall fall within different Categories, the inferior (or numerically highest) rating shall be excluded and the Applicable Margin shall be determined by reference to the inferior (or numerically higher) of the two remaining ratings; and (c) if any rating established or deemed to have been established by S&P, Fitch or Duff and Phelps shall be changed (other than as a result of a change in the rating system of either S&P, Fitch or Duff and Phelps), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Applicable Margin shall apply to all Eurocurrency Loans that are outstanding at any time during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If (a) the rating system of S&P, Fitch or Duff and Phelps shall change, (b) any such rating agency shall cease to be in the business of rating corporate debt obligations or (c) any such rating agency shall otherwise cease to have in effect a rating for Index Debt (other than because of an action (or failure to take action) on the part of Holdings or any Subsidiary, then the Borrowers and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system or the non-availability of ratings from such rating agency, and pending any such amendment the Applicable Margin shall be determined by reference to the ratings in effect immediately prior to such change or cessation.

         "Applicable Percentage" shall mean, with respect to any Lender at any time, the percentage of the Total Commitment represented by such Lender's Commitment at such time.

         "Assigned Dollar Value" shall mean, in respect of any Borrowing denominated in the Alternative Currency, the Dollar Equivalent thereof determined based upon the applicable Spot Exchange Rate as of the Denomination Date for such Borrowing.

         "Assignment and Acceptance Agreement" shall mean an assignment and acceptance agreement entered into by a Lender and an assignee, and accepted by the Administrative Agent and, where required, the Borrowers, in the form of Exhibit C or such other form as shall be approved by the Administrative Agent.

          "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

         "Borrowers" shall mean Sotheby's Holdings, Inc. Sotheby's, Inc., Oatshare Limited and Sotheby's.

         "Borrowing" shall mean a group of Loans of a single Type made by the Lenders (or in the case of a Competitive
Borrowing, by the Lender or Lenders whose Competitive Bids have been accepted pursuant to Section 2.03).

         "Borrowing Request" shall mean a request by a Borrower for a Loan.

         "Business Day" shall mean any day (other than a day which is a Saturday, Sunday or legal holiday in the State of New
York) on which banks are open for business in  New York
City; provided, however, that, when used in connection with a Eurocurrency Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in deposits in Dollars or Sterling, as the case may be, in the London interbank market.

         "Capital Lease Obligations" of any person shall mean the obligations of such person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such person under GAAP and, for the purposes of this Agreement, the amount of such obligations at any time shall be the capitalized amount thereof at such time determined in accordance with GAAP.

         "Closing Date" shall mean the date of this Agreement.

         "Code" shall mean the Internal Revenue Code of 1986, as the same may be amended from time to time.

         "Commitment" shall mean, with respect to each Lender, the commitment of such Lender hereunder as set forth in
Schedule 2.01 hereto, as such Lender's Commitment may be permanently terminated or reduced from time to time pursuant to Section 2.11.

         "Competitive Bid" shall mean an offer by a Lender to make a Competitive Loan pursuant to Section 2.03.

         "Competitive Bid Accept/Reject Letter" shall mean a notification made by a Borrower pursuant to Section 2.03(d) in the form of Exhibit A-4.

         "Competitive Bid Rate" shall mean, as to any Competitive Bid made by a Lender pursuant to Section 2.03(b), (i) in the case of a Eurocurrency Loan, the the sum of the LIBO Rate plus the Competitive Margin and (ii) in the case of a Fixed
Rate Loan, the fixed rate of interest offered by the Lender making such Competitive Bid.

         "Competitive Bid Request" shall mean a request made pursuant to Section 2.03 in the form of Exhibit A-1.

         "Competitive Borrowing" shall mean a borrowing consisting of a Competitive Loan or concurrent Competitive Loans from the Lender or Lenders whose Competitive Bids for such Borrowing have been accepted by a Borrower under the bidding procedure described in Section 2.03.

         "Competitive Loan" shall mean a loan from a Lender to a Borrower pursuant to the bidding procedure described in
Section 2.03.  Each Competitive Loan shall be a Eurocurrency
Competitive Loan or a Fixed Rate Loan.

         "Competitive Margin" shall mean, as to any Eurocurrency Competitive Loan, the margin (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) to be added to or subtracted from the LIBO
Rate in order to determine the interest rate applicable to such Loan, as specified in the Competitive Bid relating to such Loan.

         "Consolidated Coverage Ratio" shall mean with respect to Holdings and its consolidated subsidiaries for any period, the ratio of (a) Consolidated EBITDA for such period to (b)
Consolidated Interest Expense for such period.

         "Consolidated EBITDA" with respect to Holdings and its consolidated subsidiaries for any period shall mean the sum of (a) Consolidated Net Income for such period, (b) Consolidated Interest Expense for such period, (c) all Federal, state, local and foreign income taxes deducted in determining such Consolidated Net Income and (d) depreci-ation, amortization and other non-cash charges deducted in determining such Consolidated Net Income.

         "Consolidated Interest Expense" shall mean with respect to Holdings and its consolidated subsidiaries for any period, the consolidated gross interest expense of Holdings and its consolidated subsidiaries for such period, determined on a consolidated basis in accordance with GAAP consistently applied.

         "Consolidated Leverage Ratio" shall mean, as to Holdings and its consolidated subsidiaries, the ratio of (a) the consolidated Indebtedness of Holdings and its consolidated subsidiaries to (b) the sum of the consolidated Indebtedness of Holdings and its consolidated subsidiaries and Consolidated Net Worth.

         "Consolidated Net Income" shall mean, for Holdings and its consolidated subsidiaries for any period, the aggregate net income (or net deficit) of such persons determined on a consolidated basis for such period, in accordance with GAAP on a basis consistent with that used in preparing the Financial Statements referred to in Section 3.03; provided, however, that the term "Consolidated Net Income" shall exclude any extraordinary gains and losses.

         "Consolidated Net Worth" shall mean at any date shareholders' equity, as shown on a consolidated balance sheet of Holdings and its Subsidiaries prepared in accordance with GAAP at such date.

         "Consolidated Tangible Net Worth" shall mean at any date (a) Consolidated Net Worth at such date minus (b) to the extent reflected as assets in a consolidated balance sheet of Holdings and its Subsidiaries at such date, net intangibles
(to the extent not capitalized in the cost of property, plant and equipment). The foregoing calculation shall be made without reference to, and shall exclude, adjustments for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52 (SFAS-
52).

         "Control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a person, whether through the ownership of voting securities, by contract or otherwise, and the terms "Controlling" and "Controlled" shall have meanings correlative thereto.

         "Default" shall mean any event or condition which upon notice, lapse of time or both would constitute an Event of Default.

         "Denomination Date" shall mean, in relation to any Alternative Currency Borrowing, the date that is three
Business Days before the date such Borrowing is made.

         "Dollar Equivalent" shall mean, with respect to an amount of the Alternative Currency on any date, the amount of Dollars that may be purchased with such amount of such Alternative
Currency at the Spot Exchange Rate with respect to the Alternative Currency on such date.

         "Dollars" or "$" shall mean lawful money of the United
States of America.

         "Duff and Phelps" shall mean Duff and Phelps Credit Rating
Co.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended from time to time.

         "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) that together with the Borrowers is treated as a single employer under Section 414 of the Code.

         "Eurocurrency Borrowing" shall mean a Borrowing comprised of Eurocurrency Loans.

         "Eurocurrency Competitive Borrowing" shall mean a Competitive Borrowing comprised of Eurocurrency Competitive
Loans.

         "Eurocurrency Competitive Loan" shall mean any Competitive Loan bearing interest at a rate determined by reference to the LIBO Rate in accordance with the provisions of
Article II.

         "Eurocurrency Loan" shall mean any Eurocurrency Competitive Loan or Eurocurrency Standby Loan.

         "Eurocurrency Standby Borrowing" shall mean a Standby
Borrowing comprised of Eurocurrency Standby Loans.

         "Eurocurrency Standby Loan" shall mean any Standby Loan bearing interest at a rate determined by reference to the LIBO Rate in accordance with the provisions of Article II.

         "Existing Credit Agreements" shall mean (a) the $75,000,000 Revolving Credit Agreement dated as of October 23, 1986, as amended and as restated as of February 15, 1988, among the Borrowers and certain other subsidiaries of Holdings, certain lenders and The Chase Manhattan Bank (National
Association), as agent, and (b) the five Revolving Credit
Agreements dated as of various dates, between Holdings and the various lenders party thereto aggregating $100,000,000 in commitments.

         "Event of Default" shall have the meaning assigned to such term in Article VII.

         "Facility Fee" shall have the meaning assigned to such term in Section 2.06(a).

         "Facility Fee Percentage" shall mean on any date, the applicable percentage set forth below based upon the ratings applicable on such date to Holdings' Index Debt:


                                                       Facility
                                                         Fee
                                                      Percentage
                                                      ----------
Category 1
- - ----------
A-1+/F1/D1                                              .125%




Category 2
- - ----------
A-1/F1/D1                                               .150%




Category 3
- - ----------
A-2/F2/D2                                               .200%



Category 4
- - ----------
Lower than A-2/F2/D2                                    .300%

For purposes of the foregoing, (a) if S&P, Fitch or Duff and Phelps shall not have in effect a rating for Index Debt because of an action (or failure to take action) on the part of Holdings or any Subsidiary, then such rating agency will be deemed to have established a rating for Index Debt in Category 4; (b) if the ratings established or deemed to have been established by S&P, Moody's, and Duff and Phelps shall fall within different Categories, the inferior (or numerically highest) rating shall be excluded and the Facility Fee Percentage shall be determined by reference to the inferior (or numerically higher) of the two remaining ratings; and (c) if any rating established or deemed to have been established by S&P, Fitch or Duff and Phelps shall be changed (other than as a result of a change in the rating system of S&P, Fitch or Duff and Phelps), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Facility Fee Percentage shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If (a) the rating system of S&P, Fitch or Duff and Phelps shall change, (b) any such rating agency shall cease to be in the business of rating corporate debt obligations or (c) any such rating agency shall otherwise cease to have in effect a rating for Index Debt (other than because of an action (or failure to take action) on the part of Holdings or any Subsidiary, then the Borrowers and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system or the non-availability of ratings from such rating agency, and pending any such amendment the Facility Fee Percentage shall be determined by reference to the ratings in effect immediately prior to such change or cessation.

         "Fees" shall mean the Administrative Fees, the Facility Fee and the Utilization Fee.

         "Financial Officer" of any corporation shall mean the Chief Financial Officer, principal accounting officer, Treasurer or Controller of such corporation.

         "Fitch" shall mean Fitch Investors Service, Inc.

         "Fixed Rate Borrowing" shall mean a Borrowing comprised of Fixed Rate Loans.

         "Fixed Rate Loan" shall mean any Competitive Loan bearing interest at a fixed percentage rate per annum (expressed in the form of a decimal to no more than four decimal places) specified by the Lender making such Loan in its Competitive
Bid.

         "GAAP" shall mean United States generally accepted accounting principles, applied on a basis consistent with the financial statements referred to in Section 3.03.

         "Governmental Authority" shall mean any Federal, state, local or foreign court or governmental agency, authority, instrumentality or regulatory body.

         "Guarantee" of or by any person shall mean any obligation, contingent or otherwise, of such person guaranteeing or having the economic effect of guaranteeing any Indebtedness of any other person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of such person, direct or indirect, (a) to purchase or pay
(or advance or supply funds for the purchase or payment of) such Indebtedness or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness, (b) to purchase property, securities or services for the purpose of assuring the owner of such Indebtedness of the payment of such Indebtedness or (c) to maintain working capital, equity capital or other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness;
provided, however, that the term Guarantee shall not include endorsements for collection or deposit, or guarantees in the ordinary course of business including, without limitation, guarantees by the Borrowers to consignors of minimum prices in connection with sales of property.

         "Guarantor" shall mean the Borrowers in their capacity as guarantors under Section 9.01 except that Oatshare Limited and Sotheby's will not be Guarantors in respect of any obligations of Holdings and Sotheby's, Inc.

         "Indebtedness" of any person shall mean, without duplication, (a) all obligations of such person for borrowed money or with respect to deposits or advances of any kind,
(b) all obligations of such person evidenced by bonds, debentures, notes or similar instruments, (c) all obliga-tions of such person upon which interest charges are cus-tomarily paid, (d) all obligations of such person under conditional sale or other title retention agreements relat-ing to property or assets purchased by such person, (e) all obligations of such person issued or assumed as the deferred purchase price of property or services, (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such person, whether or not the obligations secured thereby have been assumed, (g) all Guarantees by such person of Indebtedness of others, (h) all Capital Lease Obligations of such person, (i) all obligations of such person in respect of interest rate protection agreements, foreign currency exchange agreements or other interest or exchange rate hedging arrangements and (j) all obligations of such person as an account party in respect of letters of credit and bankers' acceptances; provided, however, that Indebtedness shall not include trade accounts payable in the ordinary course of business (whether or not any such trade accounts have terms providing a discount if paid within a certain time or an interest factor if not paid within a certain time), and for purposes of determining compliance with the financial covenants contained in Sections 6.02, 6.07 and 6.09, Indebtedness will not include the items referred to in
(i) and (j) above. The Indebtedness of any person shall include the Indebtedness of any partnership in which such person is a general partner to the extent that the Indebtedness of such partnership is attributed to such person in accordance with GAAP.

         "Index Debt" shall have the meaning given such term under Applicable Margin.

         "Interest Payment Date" shall mean, with respect to any Loan, the last day of each Interest Period applicable thereto and, in the case of a Eurocurrency Loan with an Interest Period of more than three months' duration or a Fixed Rate Loan with an Interest Period of more than 90 days' duration, each day that would have been an Interest Payment Date for such Loan had successive Interest Periods of three months' duration or 90 days duration, as the case may be, been applicable to such Loan and, in addition, the date of any refinancing of such Loan with a Loan of a different Type.

         "Interest Period" shall mean (a) as to any Eurocurrency
Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day

(or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3, 6 or 9 months thereafter, as the applicable Borrower may elect,
(b) as to any ABR Borrowing, a period commencing on the date of such Loan and ending on the earlier of the next succeeding March 31, June 30, September 30 and December 31 or the date on which such Loan is repaid or prepaid and
(c) as to any Fixed Rate Borrowing, the period commencing on the date of such Borrowing and ending on the date specified in the Competitive Bids in which the offer to make the Fixed Rate Loans comprising such Borrowing were extended, which shall not be earlier than 7 days after the date of such Borrowing or later than 360 days after the date of such Borrowing; provided, however, that if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of Eurocurrency Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day. Interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

         "LIBO Rate" shall mean, with respect to any Eurocurrency Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the rate at which deposits in the currency in which such Borrowing is denominated approximately equal in principal amount to the Loan of the Administrative Agent, in its capacity as a Lender (or, if the Administrative Agent is not a Lender in respect of such Borrowing, then the Loan of the Lender in respect of such Borrowing with the greatest
Loan amount), included in such Eurocurrency Borrowing, and for a maturity comparable to such Interest Period are offered to the principal London office of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, on the date that is two Business Days prior to the commencement of such Interest Period.

         "Lien" shall mean with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, encumbrance, charge or security interest in or on such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

         "Loan" shall mean any Competitive Loan or Standby Loan.

         "Loan Documents" shall mean this Agreement and the Engagement Letter dated June 23, 1994 among the
Administrative Agent, Chemical Securities Inc. and the
Borrowers.

         "Margin Stock" shall have the meaning given such term under Regulation U.

         "Material Adverse Change" or "Material Adverse Effect" shall mean a materially adverse change in, or a materially adverse effect on, the business, assets, operations or financial condition of Holdings and its Subsidiaries taken as a whole.

         "Material Subsidiary" shall mean at any time (a) each Subsidiary that is a Borrower and (b) any other Subsidiary that either (i) has a Subsidiary Net Worth at such time in excess of 2.5% of Consolidated Net Worth at such time or
(ii) has consolidated assets in excess of 5% of the consolidated assets of Holdings and its consolidated subsidiaries at such time.

         "Maturity Date" shall mean January 31, 1998.

         "Multiemployer Plan" shall mean a multiemployer plan as defined in Section 4001(a)(3) of ERISA to which the Borrowers or any ERISA Affiliate (other than one considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code Section 414) is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

         "Obligation Currency" shall have the meaning assigned to such term in Section 10.13.

         "Other Taxes" shall have the meaning assigned to such term in Section 2.19(b).

         "PBGC" shall mean the Pension Benefit Guaranty Corporation referred to and defined in ERISA.

         "person" shall mean any natural person, corporation, business trust, joint venture, association, company, partnership or government, or any agency or political subdivision thereof.

         "Plan" shall mean any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code which is maintained for current or former employees, or any beneficiary thereof, of the Borrowers or any ERISA
Affiliate.

         "Register" shall have the meaning given such term in
Section 10.04(d).

         "Regulation D" shall mean Regulation D of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

         "Regulation G" shall mean Regulation G of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

         "Regulation U" shall mean Regulation U of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

         "Regulation X" shall mean Regulation X of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

         "Reportable Event" shall mean any reportable event as defined in Section 4043(b) of ERISA or the regulations issued thereunder with respect to a Plan (other than a Plan maintained by an ERISA Affiliate that is considered an ERISA Affiliate only pursuant to subsection (m) or (o) of Code
Section 414).

         "Required Lenders" shall mean, at any time, Lenders having Commitments representing at least 51% of the Total
Commitment or, after the Commitments shall have been terminated or for purposes of acceleration pursuant to paragraph (a) of Article VII, Lenders holding Loans representing at least 51% of the aggregate principal amount of the Loans outstanding. For purposes of determining the Required Lenders, any Loans denominated in the Alternative
Currency shall be translated into Dollars at the Spot
Exchange Rate in effect on the applicable Denomination Date.

         "Responsible Officer" of any corporation shall mean any executive officer or Financial Officer of such corporation and any other officer or similar official thereof responsible for the administration of the obligations of such corporation in respect of this Agreement.

         "S&P" shall mean Standard and Poor's Ratings Group, a division of McGraw-Hill, Inc.

         "Spot Exchange Rate" shall mean, on any day, (a) with respect to the Alternative Currency in relation to Dollars, the spot rate at which Dollars are offered on such day by Chemical Bank in London for the Alternative Currency at approximately 11:00 a.m. (London time), and (b) with respect to Dollars in relation to the Alternative Currency, the spot rate at which the Alternative Currency is offered on such day by Chemical Bank in London for Dollars at approximately 11:00 a.m. (London time). For purposes of determining the Spot Exchange Rate in connection with an Alternative
Currency Borrowing, such Spot Exchange Rate shall be determined as of the Denomination Date for such Borrowing with respect to transactions in the Alternative Currency that will settle on the date of such Borrowing. Each determination of a Spot Exchange Rate will be made by the Administrative Agent and will be conclusive absent manifest error.

         "Standby Borrowing" shall mean a borrowing consisting of simultaneous Standby Loans from each of the Lenders.

         "Standby Borrowing Request" shall mean a request made pursuant to Section 2.04 in the form of Exhibit A-5.

         "Standby Loan" shall mean a revolving loan made by a Lender pursuant to Section 2.04. Each Standby Loan shall be a Eurocurrency Standby Loan or an ABR Loan.

         "Standby Loan Exposure" shall mean, with respect to any Lender at any time, the sum of (a) the aggregate principal amount at such time of all outstanding Standby Loans of such Lender denominated in Dollars, plus (b) the Assigned Dollar Value at such time of the aggregate principal amount at such time of all outstanding Standby Loans of such Lender that are Alternative Currency Loans.

         "Sterling" shall mean lawful money of the United Kingdom.

         "subsidiary" shall mean, with respect to any person (herein referred to as the "parent"), any corporation, partnership, association or other business entity (a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or more than 50% of the general partnership interests are, at the time any determination is being made, owned, Controlled or held, or (b) which is, at the time any determination is made, otherwise Controlled by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

         "Subsidiary" shall mean any subsidiary of Holdings.

         "Subsidiary Net Worth" shall mean, as to any Subsidiary at any date, shareholder's equity of such Subsidiary and its consolidated subsidiaries at such date determined in accordance with GAAP.

         "Taxes" shall have the meaning assigned to such term in
Section 2.19(a).

         "Total Commitment" shall mean, at any time, the aggregate amount of the Commitments, as in effect at such time.

         "Transferee" shall have the meaning assigned to such term in
Section 2.19(a).

         "Type", when used in respect of any Loan or Borrowing, shall refer to the rate by reference to which interest on such Loan or on the Loans comprising such Borrowing is determined and the currency in which such Loan or the Loans comprising such Borrowings are denominated. For purposes hereof, the term "rate" shall include the LIBO Rate, the Alternate Base
Rate and the Fixed Rate, and the term "currency" shall include Dollars and the Alternative Currency.

         "Utilization Fee" shall have the meaning assigned to such term in Section 2.06(c).

         "Utilization Fee Percentage" shall mean on any date, the applicable percentage set forth below based upon the ratings applicable on such date to Holdings' Index Debt:


                                                        Utilization
                                                            Fee
                                                        Percentage
                                                        ----------
Category 1
- - ----------
A-1+/F1/D1                                                .0625%



Category 2
- - ----------
A-1/F1/D1                                                 .100%



Category 3
- - ----------
A-2/F2/D2                                                 .100%



Category 4
- - ----------
Lower than A-2/F2/D2                                      .125%




For purposes of the foregoing, (a) if S&P, Fitch or Duff and Phelps shall not have in effect a rating for Index Debt because of an action (or failure to take action) on the part of Holdings or any Subsidiary, then such rating agency will be deemed to have established a rating for Index Debt in Category 4; (b) if the ratings established or deemed to have been established by S&P, Fitch, and Duff and Phelps shall fall within different Categories, the inferior (or numerically highest) rating shall be excluded and the Utilization Fee Percentage shall be determined by reference to the inferior (or numerically higher) of the two remaining ratings; and (c) if any rating established or deemed to have been established by S&P, Fitch or Duff and Phelps shall be changed (other than as a result of a change in the rating system of S&P, Fitch or Duff and Phelps), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Utilization Fee Percentage shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If (a) the rating system of S&P, Fitch or Duff and Phelps shall change, (b) any such rating agency shall cease to be in the business of rating corporate debt obligations or (c) any such rating agency shall otherwise cease to have in effect a rating for Index Debt (other than because of an action (or failure to take action) on the part of Holdings or any Subsidiary, then the Borrowers and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system or the non-availability of ratings from such rating agency, and pending any such amendment the Utilization Fee Percentage shall be determined by reference to the ratings in effect immediately prior to such change or cessation.

         "Withdrawal Liability" shall mean liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

         SECTION 1.02.  Terms Generally.  The definitions in
Section 1.01 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". All references herein to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided, however, that if the Borrowers notify the Administrative Agent that the Borrowers wish to amend any covenant in Article VI or any related definition to eliminate the effect of any change in GAAP occurring after the date of this Agreement on the operation of such covenant (or if the Administrative Agent notifies the Borrowers that the Required Lenders wish to amend Article VI or any related definition for such purpose), then the Borrowers' compliance with such covenant shall be determined on the basis of GAAP in effect immediately before the relevant change in GAAP became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to the Borrowers and the Required Lenders. The phrase "the date of this Agreement" or "the date hereof", or words of similar effect, when used herein, shall mean August 3, 1994.

ARTICLE II.  THE CREDITS

         SECTION 2.01. Commitments. (a) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender agrees, severally and not jointly, to make Standby Loans to the Borrowers, at any time and from time to time on and after the date hereof and until the earlier of the Maturity Date and the termination of the Commitment of such Lender, in Dollars or the Alternative Currency (as specified in the Standby
Borrowing Requests with respect thereto), in an aggregate principal amount at any time outstanding that will not result in such Lender's Standby Loan Exposure exceeding such Lender's Commitment, subject, however, to the conditions that (i) at no time shall (A) the sum of (I) the aggregate
Standby Loan Exposures of all the Lenders, plus (II) the outstanding aggregate principal amount or Assigned Dollar
Value of all Competitive Loans made by all Lenders, exceed
(B) the Total Commitment and (ii) at all times the outstanding aggregate principal amount of all Standby Loans made by each Lender shall equal such Lender's Applicable
Percentage of the outstanding aggregate principal amount of all Standby Loans. Each Lender's Commitment is set forth opposite its name in Schedule 2.01. Such Commitments may be terminated or reduced from time to time pursuant to Sec-tion 2.11. Within the foregoing limits, the Borrowers may borrow, pay or prepay and reborrow hereunder, on and after the date hereof and prior to the Maturity Date, subject to the terms, conditions and limitations set forth herein.

         (b) For purposes of paragraph (a) above, if the Dollar Equivalent of an outstanding Borrowing denominated in the Alternative Currency, determined by the Administrative Agent based upon the applicable Spot Exchange Rate as of the date that is three Business Days before the end of the Interest Period with respect to such Borrowing, does not exceed by more than 5% the Assigned Dollar Value of such Borrowing, and if the entire amount of such Borrowing is to be refinanced with a new Borrowing of equivalent amount in the same currency and by the same Borrower, then such Borrowing shall continue to have the same Assigned Dollar Value as in effect prior to such refinancing. The Administrative Agent shall determine the applicable Spot Exchange Rate as of the date three Business Days before the end of an Interest
Period with respect to a Borrowing denominated in the Alternative Currency and shall promptly notify the Borrower and the Lenders whether the Dollar Equivalent of such

Borrowing exceeds by more than 5% the Assigned Dollar Value thereof.

SECTION 2.02. Loans. (a) Each Standby Loan shall be made as part of a Borrowing consisting of Loans made by the Lenders ratably in accordance with their applicable Commitments; provided, however, that the failure of any Lender to make any Standby Loan shall not in itself relieve any other Lender of its obligation to lend hereunder (it being understood, however, that no Lender shall be responsible for the failure of any other Lender to make any Loan required to be made by such other Lender). Each Competitive Loan shall be made in accordance with the procedures set forth in Section 2.03. The Competitive Loans and Standby Loans comprising any Borrowing shall be in (i) an aggregate principal amount or Assigned Dollar Value which is not less than $10,000,000 (or the Alternative Currency Equivalent of such amount in the case of an Alternative Currency Borrowing) and, except in the case of Alternative Currency Borrowing, an integral multiple of $1,000,000 or
(ii) an aggregate principal amount equal to the remaining balance of the available Commitments (or the Alternative Currency Equivalent thereof in the case of an Alternative Currency Borrowing).

         (b) Each Competitive Borrowing shall be comprised entirely of Eurocurrency Competitive Loans or Fixed Rate Loans, and each Standby Borrowing shall be comprised entirely of Eurocurrency Standby Loans or ABR Loans, as the Borrowers may request pursuant to Section 2.03 or 2.04, as applicable.
Each Lender may at its option make any Eurocurrency Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the applicable
Borrower to repay such Loan in accordance with the terms of this Agreement. Borrowings of more than one Type may be outstanding at the same time; provided, however, that none of the Borrowers shall be entitled to request any Borrowing which, if made, would result in an aggregate of more than twenty separate Standby Borrowings being outstanding hereunder at any one time. For purposes of the foregoing, Borrowings having different Interest Periods or denominated in different currencies, regardless of whether they commence on the same date, shall be considered separate Borrowings.

         (c) Subject to Section 2.05, each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer to such account as the Administrative Agent may designate in federal funds (in the case of any Loan denominated in Dollars) or such other immediately available funds as may then be customary for the settlement of international transactions in U.K. Pounds Sterling not later than 11:00 a.m., New York City time, in the case of fundings to an account in New York City, or 11:00 a.m., local time, in the case of fundings to an account(s) in another jurisdiction, and the Administrative Agent shall by 12:00
(noon), New York City time, in the case of fundings to an account in New York City, or 12:00 (noon), local time, in the case of fundings to an account in another jurisdiction, credit the amounts so received to an account designated by the applicable Borrower in the applicable Borrowing Request, which account must be in the country of the currency of the Loan (it being understood that the funding may be for the credit of an account outside such country) or, if a Borrowing shall not occur on such date because any condition precedent herein specified shall not have been met, return the amounts so received to the respective Lenders.
Competitive Loans shall be made by the Lender or Lenders whose Competitive Bids therefor are accepted pursuant to
Section 2.03 in the amounts so accepted and Standby Loans shall be made by the Lenders pro rata in accordance with
Section 2.16. Unless the Administrative Agent shall have received notice from a Lender prior to the date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's portion of such Borrowing, the Administrative Agent may assume that such Lender has made such portion available to the Administrative
Agent on the date of such Borrowing in accordance with this paragraph (c) and the Administrative Agent may, in reliance upon such assumption, make available to the applicable
Borrower on such date a corresponding amount in the required currency. If the Administrative Agent shall have so made funds available then to the extent that such Lender shall not have made such portion available to the Administrative
Agent, such Lender and the applicable Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon in such currency, for each day from the date such amount is made available to the applicable Borrower until the date such amount is repaid to the Administrative Agent at (i) in the case of the Borrower, the interest rate applicable at the time to the Loans comprising such Borrowing and (ii) in the case of such Lender, a rate determined by the Administrative Agent to represent its cost of overnight or short-term funds in the relevant currency

(which determination shall be conclusive absent manifest error). If such Lender shall repay to the Administrative
Agent such corresponding amount, such amount shall constitute such Lender's Loan as part of such Borrowing for purposes of this Agreement.

         (d) Notwithstanding any other provision of this Agreement, no Borrower shall be entitled to request any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

         SECTION 2.03. Competitive Bid Procedure. (a) In order to request Competitive Bids, the applicable Borrower shall hand deliver or telecopy to the Administrative Agent a duly completed Competitive Bid Request in the form of Exhibit A-
1, to be received by the Administrative Agent (i) in the case of a Eurocurrency Competitive Borrowing, not later than 10:00 a.m., New York City time, four Business Days before a proposed Competitive Borrowing and (ii) in the case of a Fixed Rate Borrowing, not later than 10:00 a.m., New York
City time, one Business Day before a proposed Competitive
Borrowing. No ABR Loan shall be requested in, or made pursuant to, a Competitive Bid Request. A Competitive Bid
Request that does not conform substantially to the format of Exhibit A-1 may be rejected in the Administrative Agent's sole discretion reasonably exercised, and the Administrative
Agent shall promptly notify the applicable Borrower of such rejection by telecopier. Such request shall in each case refer to this Agreement and specify (A) whether the Borrowing then being requested is to be a Eurocurrency
Borrowing or a Fixed Rate Borrowing, (B) the date of such Borrowing (which shall be a Business Day), (C) the aggregate principal amount of the Borrowing, (D) the currency of such Borrowing and (E) the Interest Period with respect thereto
(which may not end after the Maturity Date). If no election as to the currency of Borrowing is specified in any Competitive Bid Request, then the applicable Borrower shall be deemed to have requested Borrowings in Dollars. Promptly after its receipt of a Competitive Bid Request that is not rejected as aforesaid, the Administrative Agent shall invite by telecopier (in the form set forth in Exhibit A-2) the Lenders to bid, on the terms and conditions of this Agreement, to make Competitive Loans pursuant to the Competitive Bid Request.

         (b) Each Lender may, in its sole discretion, make one or more Competitive Bids to a Borrower responsive to a Competitive Bid Request. Each Competitive Bid by a Lender must be received by the Administrative Agent via telecopier, in the form of Exhibit A-3, (i) in the case of Eurocurrency Competitive Borrowing not later than 9:30 a.m., New York
City time, three Business Days before a proposed Competitive Borrowing and (ii) in the case of a Fixed Rate Borrowing, not later than 9:30 a.m., New York City time, on the day of a proposed Competitive Borrowing. Multiple bids will be accepted by the Administrative Agent. Competitive Bids that do not conform substantially to the format of Exhibit A-3 may be rejected by the Administrative Agent after conferring with, and upon the instruction of, the applicable Borrower, and the Administrative Agent shall notify the Lender making such nonconforming bid of such rejection as soon as practicable. Each Competitive Bid shall refer to this Agreement and specify (A) the principal amount (which
(x) shall be in a minimum principal amount or Assigned
Dollar Value of $10,000,000 and (except in the case of Alternative Currency Borrowings) in an integral multiple of $1,000,000, (y) shall be expressed in Dollars or, in the case of an Alternative Currency Borrowing, in that Alternative Currency and (z) may equal the entire principal amount of the Competitive Borrowing requested by the Borrower) of the Competitive Loan or Loans that the Lender is willing to make to the applicable Borrower, (B) the Competitive Bid Rate or Rates at which the Lender is prepared to make the Competitive Loan or Loans and (C) the Interest Period and the last day thereof. If any Lender shall elect not to make a Competitive Bid, such Lender shall so notify the Administrative Agent by telecopier (I) in the case of Eurocurrency Competitive Loans, not later than 9:30 a.m., New York City time, three Business Days before a proposed Competitive Borrowing and (II) in the case of Fixed
Rate Loans, not later than 9:30 a.m., New York City time, on the day of a proposed Competitive Borrowing (in the event of an Alternative Currency Borrowing no later than 11:00 a.m.
London time, two Business Days prior); provided, however, that failure by any Lender to give such notice shall not cause such Lender to be obligated to make any Competitive
Loan as part of such Competitive Borrowing .  A Competitive
Bid submitted by a Lender pursuant to this paragraph (b) shall be irrevocable.

         (c) The Administrative Agent shall promptly notify the applicable Borrower by telecopier of all the Competitive
Bids made, the Competitive Bid Rate and the principal amount of each Competitive Loan in respect of which a Competitive
Bid was made and the identity of the Lender that made each bid. The Administrative Agent shall send a copy of all

Competitive Bids to the applicable Borrower for its records as soon as practicable after completion of the bidding process set forth in this Section 2.03.

         (d) The applicable Borrower may in its sole and absolute discretion, subject only to the provisions of this para-graph (d), accept or reject any Competitive Bid referred to in paragraph (c) above. The Borrower shall notify the Administrative Agent by telephone, confirmed by telecopier in the form of a Competitive Bid Accept/Reject Letter, whether and to what extent it has decided to accept or reject any of or all the bids referred to in paragraph (c) above, (x) in the case of a Eurocurrency Competitive Borrow-ing, not later than 10:30 a.m., New York City time, three
Business Days before a proposed Competitive Borrowing, and
(y) in the case of a Fixed Rate Borrowing, not later than 10:30 a.m., New York City time, on the day of a proposed Competitive Borrowing; provided, however, that (i) the failure by the applicable Borrower to give such notice shall be deemed to be a rejection of all the bids referred to in paragraph (c) above, (ii) such Borrower shall not accept a bid made at a particular Competitive Bid Rate if the Borrower has decided to reject a bid made at a lower
Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by such Borrower shall not exceed the principal amount specified in the Competitive Bid
Request, (iv) if such Borrower shall accept a bid or bids made at a particular Competitive Bid Rate but the amount of such bid or bids shall cause the total amount of bids to be accepted by the Borrower to exceed the amount specified in the Competitive Bid Request, then such Borrower shall accept a portion of such bid or bids in an amount equal to the amount specified in the Competitive Bid Request less the amount of all other Competitive Bids accepted with respect to such Competitive Bid Request, which acceptance, in the case of multiple bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such bid at such Competitive Bid Rate, and (v) except pursuant to clause (iv) above, no bid shall be accepted for a Competitive Loan unless such Competitive Loan is in (x) a minimum principal amount or Assigned Dollar Value of $10,000,000 and (except in the case of Alternative Currency Borrowings) an integral multiple of $1,000,000 or (y) an aggregate principal amount equal to the remaining balance of the available applicable Commitments; provided further, however, that if a Competitive Loan must be in an amount less than $10,000,000 because of the provisions of clause (iv) above, such Competitive Loan may be for a minimum of $1,000,000 or any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple bids at a particular Competitive Bid
Rate pursuant to clause (iv) the amounts shall be rounded to integral multiples of $1,000,000 in a manner which shall be in the discretion of the applicable Borrower. A notice given by the applicable Borrower pursuant to this paragraph (d) shall be irrevocable.

         (e) The Administrative Agent shall promptly notify each bidding Lender whether or not its Competitive Bid has been accepted (and if so, in what amount and at what Competitive
Bid Rate) by telecopy sent by the Administrative Agent, and each successful bidder will thereupon become bound, subject to the other applicable conditions hereof, to make the Competitive Loan in respect of which its bid has been accepted.

         (f) A Competitive Bid Request shall not be made within five Business Days after the date of any previous Competitive Bid
Request.

         (g) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such bid directly to the applicable Borrower one quarter of an hour earlier than the latest time at which the other
Lenders are required to submit their bids to the Administrative Agent pursuant to paragraph (b) above.

         (h) All notices required by this Section 2.03 shall be given in accordance with Section 10.01.

         SECTION 2.04. Standby Borrowing Procedure. In order to request a Standby Borrowing, the applicable Borrower shall give telephonic notice to the Administrative Agent
(confirmed by hand delivery or telecopy of a duly completed Standby Borrowing Request in the form of Exhibit A-5),
(a) in the case of a Eurocurrency Standby Borrowing, not later than 12:00 noon, New York City time, three Business
Days before a proposed borrowing and (b) in the case of an ABR Borrowing, not later than 11:00 a.m., New York City time, on the Business Day of a proposed borrowing; provided, however, that Borrowing Requests with respect to Borrowings to be made on the Closing Date may, at the discretion of the Administrative Agent, be delivered later than the times specified above (but in no event later than the time necessary to effect the funding of the Loan). No Fixed Rate

Loan shall be requested or made pursuant to a Standby Borrowing Request. Such notice shall be irrevocable and shall in each case specify (i) whether the Borrowing then being requested is to be a Eurocurrency Borrowing or an ABR Borrowing; (ii) the date of such Borrowing (which shall be a Business Day), (iii) the aggregate principal amount of such Borrowing, (iv) the currency of such Borrowing (which, in the case of an ABR Borrowing, shall be Dollars) and (v) if such Borrowing is to be a Eurocurrency Borrowing, the Interest Period with respect thereto. If no election as to the currency of Borrowing is specified in any Standby Borrowing Request, then the applicable Borrower shall be deemed to have requested a Borrowing in Dollars. If no election as to the Type of Borrowing is specified, then the requested Borrowing shall be an ABR Borrowing if denominated in Dollars or a Eurocurrency Borrowing if denominated in the Alternative Currency. If no Interest Period with respect to any Eurocurrency Borrowing is specified, then the applicable Borrower shall be deemed to have selected an Interest Period of one month's duration. If the applicable Borrower shall not have given notice in accordance with this Section 2.04 of its election to refinance a Standby Borrowing prior to the end of the Interest Period in effect for such Borrowing, then such Borrower shall (unless such Borrowing is repaid at the end of such Interest Period) be deemed to have given notice of an election to refinance such Borrowing with an ABR Borrowing if denominated in Dollars or a Eurocurrency Borrowing in the same currency and with an Interest Period of one month if denominated in the Alternative Currency.
The Administrative Agent shall promptly advise the Lenders of any notice given pursuant to this Section 2.04 (and the contents thereof), of each Lender's portion of the requested Borrowing and, in the case of an Alternative Currency Borrowing, of the Dollar Equivalent of the Alternative Currency amount specified in the applicable Borrowing Request and the Spot Exchange Rate utilized to determine such Dollar Equivalent. Subject to Section 2.01(b), if the Dollar Equivalent of a Lender's portion of any such Borrowing would exceed such Lender's remaining available Commitment, such availability to be determined by the Administrative Agent, then such Lender's portion of such Borrowing shall be reduced to the Alternative Currency Equivalent of such Lender's remaining available Commitment.

         SECTION 2.05. Refinancings. Each Borrower may refinance all or any part of any Competitive Borrowing or Standby
Borrowing with a Competitive Borrowing or a Standby
Borrowing of the same or a different Type made pursuant to

Section 2.03 or Section 2.04, subject to the conditions and limitations set forth herein and elsewhere in this Agree-ment, including refinancings of Competitive Borrowings with Standby Borrowings and Standby Borrowings with Competitive Borrowings. Any Borrowing or part thereof in a particular currency so refinanced shall be deemed to be repaid in accordance with Section 2.07 with the proceeds of a new Borrowing hereunder and the proceeds of the new Borrowing under the same currency, to the extent they do not exceed the principal amount of the Borrowing being refinanced, shall not be paid by the Lenders to the Administrative Agent or by the Administrative Agent to the applicable Borrower pursuant to Section 2.02(c); provided, however, that in the case of any refinancing of a Borrowing with another Borrowing in the same currency, (i) if the principal amount extended by a Lender in a refinancing is greater than the principal amount extended by such Lender in the Borrowing being refinanced, then such Lender shall pay such difference to the Administrative Agent for distribution to the Lenders described in (ii) below, (ii) if the principal amount extended by a Lender in the Borrowing being refinanced is greater than the principal amount being extended by such Lender in the refinancing, the Administrative Agent shall return the difference to such Lender out of amounts received pursuant to (i) above, and (iii) to the extent any Lender fails to pay the Administrative Agent amounts due from it pursuant to (i) above, any Loan or portion thereof being refinanced with such amounts shall not be deemed repaid in accordance with Section 2.07 and shall be payable by the applicable Borrower.

         SECTION 2.06. Fees. (a) Holdings agrees to pay to each Lender, through the Administrative Agent, on each March 31,
June 30, September 30 and December 31 and on the Maturity
Date, a facility fee (a "Facility Fee") equal to the Facility Fee Percentage of the daily average amount of the Commitment of such Lender, whether used or unused (and whether or not the conditions set forth in Section 4.01 shall have been satisfied), during the preceding quarter (or shorter period commencing with the date hereof or ending with the Maturity Date or any date on which the Commitment of such Lender shall be terminated. All Facility Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days. The Facility Fee due to each Lender shall commence to accrue on the date of this Agreement and shall cease to accrue on the earlier of the Maturity Date and the date on which the Commitment of such Lender shall have been terminated and the Loans of such Lender shall have been repaid.

         (b) Holdings agrees to pay the Administrative Agent, for its own account, the fees set forth in the Engagement Letter dated June 23, 1994, among the Administrative Agent,
Chemical Securities Inc. and the Borrowers (the
"Administrative Fees") at the times and in the amounts set forth therein.

         (c) Holdings agrees to pay to each Lender, through the Administrative Agent, on each March 31, June 30,
September 30 and December 31 and on each date on which the Commitment of such Lender shall be terminated or reduced as provided herein, a utilization fee (a "Utilization Fee") equal to the Utilization Fee Percentage of the sum of the outstanding principal amount (or Assigned Dollar Value, in the case of Loans denominated in the Alternative Currency) of the Loans of such Lender for each day on which the sum of the outstanding aggregate principal amount (or Assigned
Dollar Value) of Loans exceeds 50% of the Total Commitment.
All Utilization Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days.

         (d) All Fees shall be paid on the dates due, in immediately available funds, to the Administrative Agent for distribution, if and as applicable, among the Lenders.
Once paid, none of the Fees shall be refundable except in the case of errors.

         SECTION 2.07. Repayment of Loans. (a) The outstanding principal balance of each Loan made by each Lender to each Borrower shall be payable on the last day of the Interest
Period applicable to such Loan and on the Maturity Date.
Each Loan shall bear interest from the date of the Borrowing of which such Loan is a part on the outstanding principal balance thereof as set forth in Section 2.08.

         (b) Each Lender shall, and is hereby authorized by the Borrowers to, maintain, in accordance with its usual practice, records evidencing the indebtedness of each Borrower to such Lender hereunder from time to time, including the date, amount, currency and Type of and the Interest Period applicable to each Loan made by such Lender from time to time and the amounts of principal and interest paid to such Lender from time to time in respect of each such Loan.

         (c) The entries made in the records maintained pursuant to paragraph (b) of this Section 2.07 and in the Register maintained by the Administrative Agent pursuant to
Section 10.04(d) shall be prima facie evidence of the existence and amounts of the obligations of each Borrower to which such entries relate; provided, however, that the failure of any Lender or the Administrative Agent to maintain or to make any entry in such records or the Register, as applicable, or any error therein shall not in any manner affect the obligation of any Borrower to repay any Loans in accordance with the terms of this Agreement.

         SECTION 2.08. Interest on Loans. (a) Subject to the provisions of Section 2.09, the Loans comprising each Eurocurrency Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days, at a rate per annum equal to (i) in the case of each Eurocurrency Standby Loan, the LIBO Rate for the
Interest Period in effect for the Borrowing of which such Loan is part plus the Applicable Margin from time to time in effect and (ii) in the case of each Eurocurrency Competitive Loan, the LIBO Rate for the Interest Period in effect for the Borrowing of which such Loan is a part plus the Competitive Margin offered by the Lender making such Loan and accepted by the Borrower pursuant to Section 2.03.

         (b) Subject to the provisions of Section 2.09, the Loans comprising each ABR Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as applicable, when determined by reference to the Prime Rate and over a year of 360 days at all other times) at a rate per annum equal to the Alternate
Base Rate.

         (c) Subject to the provisions of Section 2.09, each Fixed Rate Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the fixed rate of interest offered by the Lender making such Loan and accepted by the Borrower pursuant to Section 2.03.

         (d) Interest on each Loan shall be payable in arrears on each Interest Payment Date applicable to such Loan except as otherwise provided in this Agreement. The applicable LIBO
Rate or Alternate Base Rate for each Interest Period or day within an Interest Period, as the case may be, shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

         SECTION 2.09. Default Interest. If any Borrower shall default in the payment of the principal of or interest on any Loan or any other amount becoming due hereunder, whether by scheduled maturity, notice of prepayment, acceleration or otherwise, such Borrower shall on demand from time to time from the Administrative Agent pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Alternate Base Rate plus 2% per annum
(or, in the case of the principal of any Loan, if higher, the rate of interest otherwise applicable, or most recently applicable, to such Loan hereunder plus 2% per annum).

         SECTION 2.10. Alternate Rate of Interest. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Eurocurrency Borrowing of any Type the Administrative Agent shall have determined that Dollar deposits or deposits in the Alternative Currency in which such Borrowing is to be denominated in the principal amounts of the Loans comprising such Borrowing are not generally available in the London interbank market, or that the rates at which such deposits are being offered will not adequately and fairly reflect the cost to any Lender of making or maintaining its Eurocurrency
Loan during such Interest Period, or that reasonable means do not exist for ascertaining the LIBO Rate, the Administrative Agent shall, as soon as practicable thereafter, give written or telecopy notice of such determination to the applicable Borrower and the Lenders.
In the event of any such determination, until the Administrative Agent shall have advised the applicable
Borrower and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any request by a Borrower for a Eurocurrency Competitive Borrowing pursuant to Section 2.03 shall be of no force or effect and shall be denied by the Administrative Agent and (ii) any request by a Borrower for a Eurocurrency Standby Borrowing of the affected Type or in the affected currency shall be deemed to be a request for an ABR Borrowing denominated in Dollars.
Each determination by the Administrative Agent hereunder shall be conclusive absent manifest error.

         SECTION 2.11.  Termination and Reduction of Commitments.
(a) The Commitments shall be automatically terminated at the Administrative Agent's close of business in New York
City on the Maturity Date.

         (b) Upon at least three Business Days' prior irrevocable written or telecopy notice to the Administrative Agent, Holdings (on behalf of all the Borrowers) may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Total Commitment; provided, however, that (i) each partial reduction of the Total Commitment shall be in an integral multiple of $1,000,000 and in a minimum principal amount of $5,000,000 or if less, the remaining total Commitment and (ii) no such termination or reduction shall be made which would reduce the Total
Commitment to an amount less than the aggregate outstanding principal amount of the Competitive Loans and Standby Loans.

         (c) Each reduction in the Total Commitment hereunder shall be made ratably among the Lenders in accordance with their respective Commitments. Holdings shall pay to the Administrative Agent for the account of the Lenders, on the date of each termination or reduction, the Facility Fees on the amount of the Commitments so terminated or reduced accrued to but not including the date of such termination or reduction.

         SECTION 2.12. Prepayment. (a) Each Borrower shall have the right at any time and from time to time to prepay any Standby Borrowing, in whole or in part, upon giving written or telecopy notice (or telephone notice promptly confirmed by written or telecopy notice) to the Administrative Agent:
(i) in the case of Eurocurrency Loans no later than 12:00 noon, New York City time, three Business Days prior to prepayment and (ii) in the case of ABR Loans, no later than 11:00 a.m., New York City time, on the Business Day of the prepayment; provided, however, that each partial prepayment shall be in an amount which is an integral multiple of $1,000,000 and not less than $5,000,000. No Borrower shall not have the right to prepay any Competitive Borrowing.

         (b) On the date of any termination or reduction of the Commitments pursuant to Section 2.11, the Borrowers shall pay or prepay so much of the Standby Borrowings as shall be necessary in order that the aggregate outstanding principal amount of all Loans will not exceed the Total Commitment after giving effect to such termination or reduction.

         (c) Each notice of prepayment under this Section 2.12 shall specify the prepayment date and the principal amount of each Borrowing (or portion thereof) to be prepaid, shall be irrevocable and shall commit the applicable Borrower to prepay such Borrowing (or portion thereof) by the amount stated therein on the date stated therein. All prepayments under this Section 2.12 shall be subject to Section 2.15 but otherwise without premium or penalty.

         SECTION 2.13. Reserve Requirements; Change in Circumstances. (a) Notwithstanding any other provision herein, if after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof (whether or not having the force of law) shall change the basis of taxation of payments to any Lender (or any lending office of any Lender) of the principal of or interest on any Eurocurrency Loan or Fixed Rate Loan made by such Lender or any Fees or other amounts payable hereunder (other than changes in respect of taxes imposed on the overall net income or capital stock of such Lender by the jurisdiction in which such Lender has its principal office or by any political subdivision or taxing authority therein), or shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of or credit extended by such Lender (or any lending office of such Lender), or shall impose on such Lender or the London interbank market any other condition affecting this Agreement or any Eurocurrency Loan or Fixed Rate Loan made by such Lender, and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurocurrency Loan or Fixed Rate Loan or to reduce the amount of any sum received or receivable by such Lender hereunder (whether of principal, interest or otherwise) by an amount deemed by such Lender to be material, then Holdings shall (or shall cause the Borrowers to) pay to such Lender upon demand such additional amount or amounts as will compensate such Lender for such additional costs incurred or reduction suffered. Notwithstanding the foregoing, no Lender shall be entitled to request compensation under this paragraph with respect to any Competitive Loan if (i) it shall have been aware of the change giving rise to such request at the time of submission of the Competitive Bid pursuant to which such Competitive

Loan shall have been made; or (ii) if it is not the general practice of such Lender to demand compensation in similar circumstances under comparable provisions of other comparable credit agreements.

         (b) If any Lender shall have determined that any change after the date hereof in the applicability of any law, rule, regulation or guideline adopted pursuant to or arising out of the July 1988 report of the Basel Committee on Banking Regulations and Supervisory Practices entitled
"International Convergence of Capital Measurement and
Capital Standards", or the adoption after the date hereof of any other law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or any lending office of such Lender) or any Lender's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement or the Loans made by such Lender pursuant hereto to a level below that which such Lender or such Lender's holding company could have achieved but for such applicability, adoption, change or compliance (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy) by an amount deemed by such Lender to be material, then from time to time Holdings shall (or shall cause the responsible Borrower to) pay to such Lender such additional amount or amounts as will compensate such Lender or such Lender's holding company for any such reduction suffered. Notwithstanding the foregoing, no Lender shall be entitled to request compensation under this paragraph with respect to any Competitive Loan if it is not the general practice of such Lender to demand compensation in similar circumstances under comparable provisions of other comparable credit agreements.

         (c) A certificate of a Lender setting forth such amount or amounts as shall be necessary to compensate such Lender as specified in paragraph (a) or (b) above, as the case may be, shall be delivered to Holdings and shall be conclusive absent manifest error. Holdings shall (or shall cause the responsible Borrower to) pay each Lender the amount shown as due on any such certificate delivered by it within 10 days after the receipt of the same.

         (d) Except as provided below in this paragraph (d), failure on the part of any Lender to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in return on capital with respect to any period shall not constitute a waiver of such Lender's right to demand compensation with respect to such period or any other period. The protection of this Section shall be available to each Lender regardless of any possible contention of the invalidity or inapplicability of the law, rule, regulation, guideline or other change or condition which shall have occurred or been imposed. No Lender shall be entitled to compensation under this Section 2.13 for any costs incurred or reductions suffered with respect to any date unless it shall have notified Holdings that it will demand compensation for such costs or reductions not more than 90 days after the later of (i) such date and (ii) the date on which it shall have become aware of such costs or reductions.

         SECTION 2.14. Change in Legality. (a) Notwith-standing any other provision herein, if, after the date hereof,
(i) any change in any law or regulation or in the interpretation thereof by any Governmental Authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurocurrency Loan or Alternative Currency Loan or to give effect to its obligations as contemplated hereby with respect to any Eurocurrency Loan or Alternative Currency
Loan, or (ii) there shall have occurred any change in national or international financial, political or economic conditions (including the imposition of or any change in exchange controls) or currency exchange rates which would make it impracticable for any Lender to make Loans denominated in the Alternative Currency or to any Borrower, then, by written notice to the Borrowers and to the Administrative Agent, such Lender may:

         (i) declare that Eurocurrency Loans or Alternative Currency Loans (in the affected currency or to the affected
     Borrower), as the case may be, will not thereafter (for the duration of such unlawfulness or impracticability) be made by such Lender hereunder, whereupon such Lender shall not submit a Competitive Bid in response to a request for such Alternative Currency Loans or Eurocurrency Competitive Loans and any request by a Borrower for a Eurocurrency Standby Borrowing or Alternative Currency Borrowing (in the affected currency or to the affected Borrower), as the case may be, shall, as to such Lender only, be deemed a request for an ABR Loan or a Loan denominated in Dollars, as the case may be, unless such declaration shall be subsequently withdrawn (or, if a Loan to the requesting Borrower cannot be made for the reasons specified above, such request shall be deemed to have been withdrawn); and

         (ii) require that all outstanding Eurocurrency Loans or Alternative Currency Loans (in the affected currency or to the affected Borrower), as the case may be, made by it be converted to ABR Loans or Loans denominated in Dollars, as the case may be, in which event all such Eurocurrency Loans or Alternative Currency Loans (in the affected currency or to the affected Borrower) shall be automatically converted to ABR Loans or Loans denominated in Dollars, as the case may be, as of the effective date of such notice as provided in paragraph (b) below.

In the event any Lender shall exercise its rights under (i) or (ii) above, all payments and prepayments of principal which would otherwise have been applied to repay the Eurocurrency Loans or Alternative Currency Loans, as the case may be, that would have been made by such Lender or the converted Eurocurrency Loans or Alternative Currency Loans, as the case may be, of such Lender shall instead be applied to repay the ABR Loans or Loans denominated in Dollars, as the case may be, made by such Lender in lieu of, or resulting from the conversion of, such Eurocurrency Loans or Loans denominated in Dollars, as the case may be.

         (b) For purposes of this Section 2.14, a notice to the Borrowers by any Lender shall be effective as to each Loan, if lawful, on the last day of the Interest Period currently applicable to such Loan; in all other cases such notice shall be effective on the date of receipt by the Borrowers.

         SECTION 2.15. Indemnity. The Borrowers agree to indemnify each Lender against any actual loss or expense which such Lender may sustain or incur as a consequence of (a) any failure by such Borrower to fulfill on the date of any bor-rowing hereunder the applicable conditions set forth in
Article IV, (b) any failure by such Borrower to borrow or to refinance or continue any Loan hereunder after irrevocable notice of such borrowing, refinancing or continuation has been given or deemed given pursuant to Section 2.03 or 2.04,
(c) any payment, prepayment, conversion or transfer of a Eurocurrency Loan or Fixed Rate Loan required by any other provision of this Agreement or otherwise made or deemed made on a date other than the last day of the Interest Period applicable thereto, (d) any default in payment or prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, whether by scheduled maturity, acceleration, irrevocable notice of prepayment or otherwise) or (e) the occurrence of any other Event of Default, including, in each such case, any actual loss or reasonable expense sustained or incurred or to be sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain such Loan or any part thereof as a Eurocurrency Loan or Fixed Rate Loan. Such loss or reasonable expense shall include an amount equal to the excess, if any, as reasonably determined by such Lender, of
(i) its cost of obtaining the funds for the Loan being paid, prepaid, converted, transferred or not borrowed (assumed to be the LIBO Rate or, in the case of a Fixed Rate Loan, the fixed rate of interest applicable thereto) for the period from the date of such payment, prepayment, conversion, transfer or failure to borrow to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan which would have commenced on the date of such failure) over (ii) the amount of interest (as reasonably determined by such Lender) that would be realized by such Lender in reemploying the funds so paid, prepaid, converted, transferred or not bor-rowed for such period or Interest Period, as the case may be. A certificate of any Lender setting forth any amount or amounts which such Lender is entitled to receive pursuant to this Section shall be delivered to the Borrowers and shall be conclusive absent manifest error.

         SECTION 2.16.  Pro Rata Treatment.  Except as required under
Section 2.14, each Standby Borrowing, each payment or prepayment of principal of any Standby Borrowing, each payment of interest on the Standby Loans, each payment of the Facility Fees and Utilization Fees, each reduction of the Commitments and each refinancing of any Borrowing with a Standby Borrowing of any Type, shall be allocated pro rata among the Lenders in accordance with their respective
Commitments (or, if such Commitments shall have expired or been terminated, in accordance with the respective principal amounts of their outstanding Standby Loans). Each payment of principal of any Competitive Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective principal amounts of their outstanding Competitive Loans comprising such Borrowing.
Each payment of interest on any Competitive Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective amounts of accrued and unpaid interest on their outstanding Competitive
Loans comprising such Borrowing. For purposes of determining (i) the aggregate available Commitments of the Lenders at any time and (ii) the available Commitment of each Lender, each outstanding Competitive Borrowing shall be deemed to have utilized the Commitments of the Lenders
(including those Lenders which shall not have made Loans as part of such Competitive Borrowing) pro rata in accordance with such respective Commitments. Each Lender agrees that in computing such Lender's portion of any Borrowing to be made hereunder, the Administrative Agent may, in its discretion, round each Lender's percentage of such Borrowing to the next higher or lower whole Dollar (or comparable unit of the Alternative Currency) amount.

         SECTION 2.17. Sharing of Setoffs. Each Lender agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim against any Borrower, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, obtain payment (voluntary or involuntary) in respect of any Standby
Loan or Standby Loans as a result of which the unpaid principal portion of its Standby Loans shall be proportionately less than the unpaid principal portion of the Standby Loans of any other Lender, it shall be deemed simultaneously to have purchased from such other Lender at face value, and shall promptly pay to such other Lender the purchase price for, a participation in the Standby Loans of such other Lender, so that the aggregate unpaid principal amount of the Standby Loans and participations in the Standby Loans held by each Lender shall be in the same proportion to the aggregate unpaid principal amount of all Standby Loans then outstanding as the principal amount of its Standby Loans prior to such exercise of banker's lien, setoff or counterclaim or other event was to the principal amount of all Standby Loans outstanding prior to such exercise of banker's lien, setoff or counterclaim or other event; provided, however, that, if any such purchase or purchases or adjustments shall be made pursuant to this
Section 2.17 and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. The Borrowers expressly consent to the foregoing arrangements and agree that any Lender holding a participation in a Standby Loan deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing by such Borrower to such Lender by reason thereof as fully as if such Lender had made a Standby
Loan directly to such Borrower in the amount of such participation.

         SECTION 2.18. Payments. (a) Each Borrower shall make each payment (including principal of or interest on any Borrowing or any Fees or other amounts) hereunder and under each other
Loan Document not later than 12:00 noon, local time at the place of payment, on the date when due in immediately available funds. Each such payment shall be made to the Administrative Agent at its offices at 270 Park Avenue, New
York, New York. Each such payment (other than principal of and interest on Alternative Currency Loans, which shall be made in the Alternative Currency) shall be made in Dollars and each Alternative Currency payment should be made at the offices of the Administrative Agent at 125 London Wall,
London, England ECZY5AJ, or any other account that the Administrative Agent may designate.

         (b) Whenever any payment (including principal of or interest on any Borrowing or any Fees or other amounts) hereunder or under any other Loan Document shall become due, or otherwise would occur, on a day that is not a Business Day, such payment may be made on the next succeeding
Business Day, and such extension of time shall in such case be included in the computation of interest or Fees, if applicable.

         SECTION 2.19. Taxes. (a) Each Borrower covenants and agrees that, whether or not any Loans are made by the Lenders hereunder:

         (i) all payments on account of the principal of and interest on the Loans, and all other amounts payable by each Borrower hereunder, to or for the account of the Lenders including, without limitation, amounts payable under clause (ii) of this Section 2.19(a), shall be made without any setoff or counterclaim and free and clear of, and without reduction by reason of, all present and future income, stamp, documentary, registration, excise, property and other taxes and levies, deductions, charges, compulsory loans and withholdings whatsoever (other than income or franchise taxes imposed on the overall net income or capital stock of the Agent or any Lender, including any transferee or assignee thereof ("Transferee"), by the taxing authority of the jurisdiction in which the Agent or such Lender, as applicable, has its principal lending office or under the laws of which the Agent or such Lender, as applicable, is organized) and all interest, penalties or similar amounts with respect thereto, now or hereafter imposed, assessed, levied or collected by any country or any political subdivision or taxing authority thereof or therein or by any federation or association of or with which any country may be a member or associated or by any jurisdiction from which any payment hereunder is made or any taxing authority thereof or therein, on or in respect of this Agreement, the recording, registration, notarization or other formalization of any thereof, the enforcement thereof or the introduction thereof in any judicial proceedings, or on or in respect of any payments of principal, interest, premiums, charges, fees or other amounts made on, under or in respect of any thereof (hereinafter called "Taxes"), all of which will be paid by the appropriate Borrower, for its own account, prior to the date on which penalties attach thereto;

         (ii) the Borrowers shall indemnify the Agent against, and reimburse the Agent and Lenders (or Transferees) on demand for, any Taxes and any loss, liability, claim or expense arising therefrom or with respect thereto including interest, penalties and reasonable legal fees and disbursements, which the Agent may incur, whether or not such Taxes were correctly or legally asserted by the relevant taxing authority. A certificate as to the amount of such Tax, loss, liability, claim or expense prepared by the Agent, absent manifest error, shall be final, conclusive and binding for all purposes. Such indemnification shall be made within 30 days after the date the Agent makes a written demand therefor;

         (iii) in the event that a Borrower is required by applicable law, decree or regulation to deduct or withhold Taxes from any amounts payable on, under or in respect to this Agreement, such Borrower shall pay to the Agent, such additional amount(s) as may be required, after the deduction or withholding of Taxes (including any deduction or withholding of Taxes with respect to such additional amounts), to enable the Agent to receive from such Borrower an amount equal to the amount stated to be payable by such Borrower to the Agent under this Agreement;

         (iv) each Borrower shall furnish to the Agent the official tax receipts in respect of each payment of Taxes required under this Section 2.19(a) within thirty (30) days after the date such payment is due pursuant to applicable law, and each Borrower shall promptly furnish to the Bank, at the Agent's request, any other information, documents and receipts that the Agent may, from time to time, reasonably require to establish to its reasonable satisfaction that full and timely payment has been made of all Taxes required to be paid under this Section 2.19(a);

         (v) in the event that the payments by a Borrower become exempt from or not subject to Taxes, such Borrower will, upon the reasonable request of the Agent, furnish to the Agent either a certificate from each appropriate taxing authority or an opinion of counsel reasonably acceptable to the Agent, in either case stating that payments hereunder are exempt from or not subject to taxes; and

         (vi) if a Lender (or Transferee) or the Agent shall become aware that it is entitled to receive a refund in respect of Taxes as to which it has been indemnified by the Borrower, or with respect to which the Borrower has paid additional amounts, pursuant to this Section 2.19, it shall promptly notify the Borrower of the availability of such refund and shall, within 30 days after receipt of a request by the Borrower make a claim to the relevant taxing authority or other Governmental Authority for such refund at the Borrower's expense. If any Lender (or Transferee) or the Agent receives a refund (including pursuant to a claim for refund made pursuant to the preceding sentence) in respect of any Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section 2.19, it shall promptly repay such refund (but only to the extent of indemnity payments made, or additional amounts paid, by the Borrower under this Section 2.19 with respect to the Taxes giving rise to such refund), net of all out-of-pocket expenses of such Lender (or Transferee) or the Agent to the Borrower, provided that the Borrower, upon the request of such Lender (or Transferee) or the Agent, agrees to return such refund (plus penalties, interest or other charges) to such Lender (or Transferee) or the Agent in the event such Lender (or Transferee) or the Agent is required to repay such refund to the relevant taxing authority or other Governmental Authority.

         (b) Without prejudice to the survival of any other agreement contained herein, the agreements and obligations of each Borrower pursuant to this Section 2.19 shall survive the payment in full of the principal of and interest on the Loans.

         SECTION 2.20. Assignment of Commitments Under Certain Circumstances. (a) Any Lender (or Transferee) claiming any additional amounts payable pursuant to Section 2.13 or
Section 2.19 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document requested by a Borrower or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such additional amounts which may thereafter accrue and would not, in the judgment of such Lender (or Transferee), be otherwise disadvantageous to such Lender (or Transferee).

         (b) In the event that any Lender shall have delivered a notice or certificate pursuant to Section 2.13 or 2.14, or a Borrower shall be required to make additional payments to any Lender under Section 2.19, Holdings shall have the right, at its own expense, upon notice to such Lender and the Administrative Agent, to require such Lender to transfer and assign without recourse (in accordance with and subject to the restrictions contained in Section 10.04) all its interests, rights and obligations under this Agreement to another financial institution approved by the Administrative Agent (which approval shall not be unreasonably withheld) which shall assume such obligations; provided that (i) no such assignment shall conflict with any law, rule or regulation or order of any Governmental Authority and (ii) a Borrower or the assignee, as the case may be, shall pay to the affected Lender in immediately available funds on the date of such assignment the principal of and interest accrued to the date of payment on the Loans made by it hereunder and all other amounts accrued for its account or owed to it hereunder.

ARTICLE III.  REPRESENTATIONS AND WARRANTIES

         Holdings and each Borrower represents and warrants that:

         SECTION 3.01. Corporate Existence and Good Standing. Holdings and each of its Material Subsidiaries: (a) is a corporation, partnership or other entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization; (b) has all requisite corporate or other power, and has all material governmental licenses, authorizations, consents and approvals, necessary to own its assets and carry on its business as now being or as proposed to be conducted; and (c) is qualified to do business and is in good standing in all jurisdictions in which the nature of the business conducted by it makes such qualification necessary and where failure so to qualify or to be in good standing could reasonably be expected to (either individually or in the aggregate) result in a Material Adverse Effect.

         SECTION 3.02. Corporate Power, Authorization and Compliance with the Law. (a) The execution, delivery and performance by the Borrowers of this Agreement, are within their respective corporate powers, have been duly authorized by all necessary corporate action and will not violate any provision of law of or the articles of incorporation, by-laws or memorandum or articles of association of any Borrower, or result in the breach of or constitute a default under or require any consent under any indenture or other material agreement or instrument to which any Borrower or any of its Subsidiaries is a party or by which any Borrower or any of its Subsidiaries or its respective properties may be bound or affected, or cause any of its properties to become subject to any Lien; this Agreement constitutes the legal, valid and binding obligation of each Borrower enforceable against such Borrower in accordance with its terms.

         (b) The conduct by Holdings and its Subsidiaries of their respective businesses as they are presently operated does not violate any material provision of law or material rule or regulation of any Governmental Authority in a manner which, when taken together with all other such violations, could reasonably be expected to result in a Materially
Adverse Effect; and Holdings and its Subsidiaries have obtained all material consents and approvals of Governmental
Authorities required to conduct their respective businesses as they are presently operated, except to the extent that failure to obtain any such consents or approvals could not reasonably be expected to result in a Material Adverse
Effect.

         SECTION 3.03. Financial Information; Absence of Material Adverse Change. (a) The audited consolidated financial statements of Holdings and its Subsidiaries for the fiscal year ended December 31, 1993, certified by independent public accountants selected by Holdings, and the unaudited consolidated financial statements for the fiscal quarter ended March 31, 1994, fairly present the financial condition of Holdings and its Subsidiaries at the dates of such statements and the results of their respective operations for the periods ended on said dates, all in conformity with generally accepted accounting principles consistently applied.

         (b) The consolidating balance sheets by geographic region of Holdings and its Subsidiaries as of December 31, 1993, and March 31, 1994, were prepared by management of Holdings in good faith.

         (c) Since December 31, 1993, there has occurred no Material Adverse Change.

         SECTION 3.04. Employee Benefit Plans. Each of the Borrowers and its ERISA Affiliates are in compliance in all material respects with the applicable provisions of ERISA and the Code and the regulations and published interpretations thereunder. No Reportable Event has occurred in respect of any Plan of any Borrower or any ERISA Affiliate. The present value of all benefit liabilities of all underfunded Plans (based on those assumptions used to fund each such Plan) did not, as of the last annual valuation dates applicable thereto, exceed by more than $5,000,000 the value of the assets of all such underfunded Plans. Neither the Borrowers nor any ERISA Affiliate have incurred any Withdrawal Liability that materially adversely affects the financial condition of any Borrower and its ERISA Affiliates taken as a whole. Neither the Borrowers nor any ERISA Affiliate have received any notification that any Multiemployer Plan is in reorganization or has been terminated, within the meaning of Title IV of ERISA, and no Multiemployer Plan is reasonably expected to be in reorganization or to be terminated, where such reorganization or termination has resulted or can reasonably be expected to result in an increase in the contributions required to be made to such Plan that would materially and adversely affect the financial condition of any Borrower and its ERISA Affiliates taken as a whole.

         SECTION 3.05. Environmental Matters. The Borrowers are aware of no events, conditions or circumstances involving environmental pollution or contamination or employee health or safety that could reasonably be expected to result in a Material Adverse Change.

         SECTION 3.06. Litigation. There are no suits, investigations or proceedings pending or, to the best of its knowledge, threatened, against or affecting Holdings or its Subsidiaries which call into question the validity of this Agreement or could reasonably be expected to result in a Material Adverse Effect.

         SECTION 3.07. Taxes. Holdings and its Subsidiaries have filed all Federal and other material tax returns required to be filed and paid all Federal and other material taxes due or assessed indicated thereon, including interest and penalties, except for taxes which are being contested in good faith and by applicable proceedings, and for which Holdings and its Subsidiaries have made adequate reserves on the books of Holdings and its Subsidiaries.

         SECTION 3.08. Subsidiaries. Schedule 3.08, as the same shall be updated by Holdings from time to time by means of one or more notices delivered to the Administrative Agent, correctly sets forth the name of each Subsidiary of Holdings, its jurisdiction of incorporation and the percentage of each class of issued and outstanding capital stock owned by Holdings and any Subsidiary, respectively, if any; the corporations listed on Schedule 3.08 are the only
Subsidiaries of Holdings as of the date of this Agreement.

         SECTION 3.09. Investment Company Act. Neither Holdings nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

         SECTION 3.10. No Material Misstatements. No information, report, financial statement, exhibit or schedule furnished by or on behalf of any Borrower to the Administrative Agent or any Lender in connection with this Agreement or included herein or delivered pursuant hereto contained or contains any material misstatement of fact or omitted or omits any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, or are made, not misleading.

         SECTION 3.11. Federal Reserve Regulations. (a) Neither Holdings, nor any of its Subsidiaries is engaged principally, or as one if its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

         (b) No part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of the Regulations of the Board, including Regulation G, U or X.

         SECTION 3.12.Title to Properties. Holdings and its Subsidiaries have good title in fee simple to, or valid and subsisting leasehold interests in, all their respective material real properties, and good title to all their respective material other properties, reflected on the financial statements of Holdings and its Subsidiaries referred to in Section 3.03 above, except for property disposed of in the ordinary course of business, and none of such properties or documents of title relating to such properties are subject to any Lien, except Liens for taxes not yet due and Liens which will not materially interfere with the occupation, use and enjoyment of Holdings and its Subsidiaries of such properties and assets in the normal course of business of Holdings and its Subsidiaries taken as a whole.

         SECTION 3.13. Use of Proceeds. The Borrowers will use the proceeds of the Loans only for the purposes specified in the preamble to this Agreement.

ARTICLE IV.  CONDITIONS OF LENDING

         The obligations of the Lenders to make Loans hereunder are subject to the satisfaction of the following conditions:

         SECTION 4.01.  All Borrowings.  On the date of each
Borrowing, including each Borrowing in which Loans are refinanced with new Loans as contemplated by Section 2.05:

         (a) The Administrative Agent shall have received a notice of such Borrowing as required by Section 2.03 or 2.04, as applicable.

         (b)  The representations and warranties set forth in
     Article III hereof shall be true and correct in all material respects on and as of the date of such Borrowing with the same effect as though made on and as of such date, except for Section 3.03(c) and 3.06 in the case of refinancing which does not increase the aggregate principal amount of the Loans outstanding, and to the extent such representa-tions and warranties expressly relate to an earlier date.

         (c) Each Borrower shall be in compliance with all the terms and provisions set forth herein and at the time of and immediately after such Borrowing no Event of Default or Default shall have occurred and be continuing.

Each Borrowing shall be deemed to constitute a representa-tion and warranty by each Borrower on the date of such Bor-rowing as to the matters specified in paragraphs (b) and (c) of this Section 4.01.

          SECTION 4.02.  Closing Date.  On the Closing Date:

         (a) The Administrative Agent shall have received the favorable written opinions of Miro Miro & Weiner and Freshfields, counsel for the Borrowers, dated the Closing Date and addressed to the Lenders, to the effect set forth in Exhibit D-1 and D-2; the Borrowers hereby instruct such counsel to deliver such opinions to the Adminstrative Agent.

         (b) All legal matters incident to this Agreement and the borrowings hereunder shall be satisfactory to the Lenders and to Cravath, Swaine & Moore, counsel for the Administrative Agent.

         (c) The Administrative Agent shall have received (i) a copy of the certificate or articles of incorporation including all amendments thereto, of Sotheby's Holdings, Inc. and Sotheby's, Inc., certified as of a recent date by the Secretary of State or a comparable official of such Borrower's jurisdiction of incorporation, a certificate as to the good standing of such Borrowers as of a recent date, from such Secretary of State or comparable official and a copy of the Secretary's certificate for Oatshare Limited and Sotheby's to the foregoing effect; (ii) a certificate of the Secretary or Assistant Secretary of each Borrower dated the Closing Date and certifying (A) that attached thereto is a true and complete copy of the by-laws of such Borrower as in effect on the Closing Date and at all times since a date prior to the date of the resolutions described in clause (B) below, (B) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of such Borrower authorizing the execution, delivery and performance of the Loan Documents and the borrowings hereunder, and that such resolutions have not been modified, rescinded or amended and are in full force and effect,
     (C) that the certificate of incorporation of such Borrower has not been amended since the date of the last amendment thereto shown on the certificate of good standing or the certified copy of the certificate of incorporation furnished pursuant to clause (i) above, and (D) as to the incumbency and specimen signature of each officer executing any Loan Document or any other document delivered in connection herewith on behalf of such Borrower; (iii) a certificate of another officer as to the incumbency and specimen signature of the Secretary or Assistant Secretary executing the certificate pursuant to (ii) above; and (iv) such other documents as Cravath, Swaine & Moore, counsel for the Administrative Agent, may reasonably request.

         (d) The Administrative Agent shall have received a certificate of Holdings, dated the Closing Date and signed by a Financial Officer of Holdings, confirming compliance with the conditions precedent set forth in paragraphs (b) and (c) of Section 4.01.

         (e) The Administrative Agent shall have received all Fees and other amounts due and payable on or prior to the Closing
     Date.

         (f)The commitments under the Existing Credit Agreements shall have been terminated and all principal and interest outstanding thereunder shall have been paid in full.


ARTICLE V.  AFFIRMATIVE COVENANTS

The Borrowers covenant and agree with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Loan, any Fees or any other expenses or amounts payable under any Loan Document shall be unpaid, unless the Required Lenders shall otherwise consent in writing, Holdings will, and will cause each of its Subsidiaries to:

         SECTION 5.01.  Financial Statements.  In the case of
Holdings, furnish to the Agent and each Lender:

         (a) within 90 days after the end of each fiscal year, (i) a consolidated balance sheet at the end of such fiscal year and the related statements of income and operations and changes in financial position and of shareholder's equity for such year, all prepared in accordance with GAAP and audited by and accompanied by the opinion of Deloitte &
     Touche or other independent public accountants reasonably satisfactory to the Required Lenders and (ii) a consolidating balance sheet by geographic region;

         (b) within 60 days after the end of the first, second and third quarter of each fiscal year, a consolidated balance sheet (and a consolidating balance sheet by geographic region) at the end of such quarter and the related statement of income for such period, all prepared in accordance with GAAP and certified by the Financial Officer of Holdings;

         (c) at the time of each delivery of financial statements pursuant to (a) or (b) above, a certificate signed by a Responsible Officer of Holdings stating whether or not Holdings and its Subsidiaries are in compliance with
     Article VI;

         (d) promptly after the filing thereof, copies of all forms and reports filed by it with the Securities and Exchange Commission and, promptly after knowledge thereof shall have come to the attention of any Responsible Officer, written notice of (i) any threatened or pending litigation or arbitral or governmental or administrative proceeding against Holdings or any of its Subsidiaries which could reasonably be expected to result in a Material Adverse
     Effect and (ii) any Event of Default (or event which with notice or the passage of time or both would constitute an Event of Default) together with a statement by a Responsible Officer describing the action, if any, which Holdings proposes to take with respect thereto; and

         (e) promptly following request therefor, such further information regarding the business affairs and financial condition of Holdings and its Subsidiaries as the Administrative Agent or any Lender may reasonably require.

         SECTION 5.02. Payment of Obligations. (a) Pay and discharge or cause to be paid and discharged promptly when due all material and lawful taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property, before the same shall become in default, as well as all material and lawful claims which, if unpaid, might become a lien or charge upon such properties or any part thereof; provided, however, that neither Holdings nor any of the Subsidiaries shall be required to pay and discharge or to cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity, applicability or amount thereof shall be contested in good faith by applicable proceedings and Holdings or such Subsidiary, as the case may be, shall have set aside on its books reserves reasonably deemed adequate by it with respect thereto.

         SECTION 5.03. Maintain Property and Insurance. (a) Maintain and preserve all properties which are used in the conduct of the business of Holdings and the Material Subsidiaries in good working order and condition, ordinary wear and tear excepted, and (b) maintain in respect of the assets of Holdings and the Material Subsidiaries, insurance in such amounts and against such risks as is generally maintained by companies operating similar businesses in the same general area. All insurance policies hereunder shall be maintained with sound and reputable insurance carriers of recognized standing.

         SECTION 5.04. Maintain Existence. Preserve (a) the corporate existence and good standing of Holdings and the Material Subsidiaries and (b) all the material rights, privileges and franchises necessary and desirable in the normal conduct of the business of Holdings and the Material Subsidiaries.

         SECTION 5.05. Compliance with Laws. Comply with the requirements of all applicable laws (including ERISA), regulations and orders of any Governmental Authority, a violation of which would materially affect the business or financial condition of Holdings and its Subsidiaries taken as a whole, except any such law, regulation or order which is being contested by Holdings or any Subsidiary in good faith by applicable proceedings.

         SECTION 5.06. Inspection. Give, upon the request of any Lender upon reasonable advance notice, any representative of such Lender access during normal business hours to inspect, and permit such representative to inspect, all properties belonging to it and permit such representative to examine, copy and make extracts from, financial records relating to its affairs, as such representative may reasonably require.


         SECTION 5.07. ERISA. (a) Comply in all material respects with the applicable provisions of ERISA and the Code and
(b) furnish to the Administrative Agent and each Lender
(i) as soon as possible, and in any event within 30 days after any Responsible Officer of Holdings or any ERISA
Affiliate either knows or has reason to know that any Reportable Event has occurred that alone or together with any other Reportable Event could reasonably be expected to result in liability of Holdings to the PBGC in an aggregate amount exceeding $5,000,000, a statement of a Financial
Officer setting forth details as to such Reportable Event and the action proposed to be taken with respect thereto, together with a copy of the notice, if any, of such Report-able Event given to the PBGC, (ii) promptly after receipt thereof, a copy of any notice Holdings or any ERISA
Affiliate may receive from the PBGC relating to the intention of the PBGC to terminate any Plan or Plans (other than a Plan maintained by an ERISA Affiliate which is considered an ERISA Affiliate only pursuant to subsec-tion (m) or (o) of Section 414 of the Code) or to appoint a trustee to administer any Plan or Plans, (iii) within 10 days after the due date for filing with the PBGC pursuant to
Section 412(n) of the Code of a notice of failure to make a required installment or other payment with respect to a Plan, a statement of a Financial Officer setting forth details as to such failure and the action proposed to be taken with respect thereto, together with a copy of such notice given to the PBGC and (iv) promptly and in any event within 30 days after receipt thereof by any Borrower or any ERISA Affiliate from the sponsor of a Multiemployer Plan, a copy of each notice received by such Borrower or any ERISA
Affiliate concerning (A) the imposition of Withdrawal
Liability or (B) a determination that a Multiemployer Plan is, or is expected to be, terminated or in reorganization, both within the meaning of Title IV of ERISA.


ARTICLE VI.  NEGATIVE COVENANTS

         The Borrowers covenant and agree with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Loan, any Fees or any other expenses or amounts payable under any Loan Document shall be unpaid, unless the Required Lenders shall otherwise consent in writing, Holdings will not, either directly or indirectly, and will not cause or permit any of its Subsidiaries to:

         SECTION 6.01. Liens. Incur, create, assume or permit to exist any mortgage, pledge, security interest, lien, charge or other encumbrance of any nature whatsoever (including conditional sales or other title retention agreement) on any of its property or assets, whether owned at the date hereof or hereafter acquired, other than:

         (a) liens incurred or pledges and deposits made in connection with workmen's compensation, unemployment insurance, old-age pensions, social security and public liability and similar legislation;

         (b) liens securing the performance of bids, tenders, leases, contracts (other than for the repayment of borrowed money), statutory obligations, surety and appeal bonds and other obligations of like nature, incurred incident to and in the ordinary course of business;

         (c) statutory liens of landlords and other liens imposed by law, such as carriers', warehousemen's, mechanics', materialmen's and vendors' liens, incurred in good faith in the ordinary course of business;

         (d) liens securing the payment of taxes, assessments and governmental charges or levies, either (i) not delinquent or
     (ii) being contested in good faith by appropriate proceedings with adequate reserves;

         (e) zoning restrictions, easements, licenses, reservations, restrictions on the use of real property or minor irregularities incident thereto which do not in the aggregate materially detract from the value of the property or assets of Holdings and the Subsidiaries taken as a whole or materially impair the operation of the business of Holdings and the Subsidiaries taken as a whole;

         (f) liens incurred in the ordinary course of business provided that these liens are not given as security for Indebtedness;

         (g) liens on property or assets of any Subsidiary securing Indebtedness of such Subsidiary to Holdings or to a wholly owned Subsidiary of Holdings;

         (h) liens for judgments or awards, so long as the finality of such judgment or award is being contested in good faith and execution thereof is stayed; provided that the aggregate amount of liens permitted by this clause may not exceed
     $10,000,000;

         (i) any lien existing on any property or assets of any corporation at the time it becomes a Subsidiary of Holdings, or existing prior to the time of acquisition upon any property or assets acquired by Holdings or any of it
     Subsidiaries through purchase, merger or consolidation or otherwise, whether or not assumed by Holdings or such Subsidiary;

         (j) any lien placed upon property or assets within 90 days of the time of acquisition of such property or assets by Holdings or any of its Subsidiaries to secure all or a portion of (or to secure Indebtedness incurred to pay all or a portion of) the purchase price thereof, provided that any such lien shall not encumber any other property or assets of Holdings or any Subsidiary;

         (k) liens, other than the liens permitted by clauses (a) through (j) above (including any such liens in existence as of the date hereof), existing as of the date hereof and set forth on Schedule 6.01; provided, however, that no such lien shall be permitted under this clause (k) if it extends to property other than the property subject to such lien on the date hereof;

         (l) any lien renewing, extending or refunding any lien permitted by clause (i), (j) or (k) above, provided that the principal amount secured is not increased, and the lien is not extended to other property; and

         (m) liens, in addition to the liens permitted by clauses (a) through (l) above, securing obligations in an aggregate amount not greater than 10% of Consolidated Net Worth.

         SECTION 6.02.  Subsidiary Indebtedness.  Permit any
Subsidiary to create, incur, assume or permit to exist any Indebtedness except:

         (a) in the case of any Subsidiary that is a Borrower, Indebtedness under this Agreement;

         (b) Indebtedness of any Subsidiary the proceeds of which are used by such Subsidiary to make secured loans to consignors, dealers or clients in the ordinary course of business of the Borrowers and their subsidiaries and in a manner that is consistent with established practices pursuant to the auction finance business of the Borrowers and their subsidiaries;

         (c) Indebtedness of any Subsidiary to another Subsidiary or any Borrower;

         (d) Indebtedness of any Subsidiary outstanding on the date hereof or available to any Subsidiary under credit facilities existing on the date hereof, not in excess of $20,000,000 in the aggregate with respect to all Subsidiaries; and

         (e) other Indebtedness, provided that the aggregate principal amount of all such other Indebtedness of all

     Subsidiaries outstanding at any time (excluding amounts permitted under clauses (a) through (d) above) does not exceed 10% of Consolidated Net Worth at such time.

         SECTION 6.03.  Consolidations, Mergers, and Sales of Assets.
(a) Merge or consolidate with any other corporation, except that (i) any Borrower may merge or consolidate with a Subsidiary so long as the Borrower is the surviving entity in such merger or consolidation or (ii) any Borrower may merge or consolidate with any other Person so long as the Borrower is the surviving entity in such merger or consolidation and, after giving effect to such merger or consolidation, no Event of Default exists.

         (b) Sell, lease, transfer or otherwise dispose of all or a substantial part of its assets, other than assets no longer used or useful in the conduct of its business or leases for space used in the ordinary course of business which are near the end of their term, except dispositions in the ordinary course of business for a full and adequate consideration.

         SECTION 6.04. Lines of Business. Engage to any substantial extent in any line or lines of business activity fundamentally different from the business presently engaged in.

         SECTION 6.05. Transactions with Affiliates. Sell or transfer any property or assets to, or purchase or acquire any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except that as long as no Default or Event of Default shall have occurred and be continuing, Holdings or any of its Subsidiaries may engage in any of the foregoing transactions in the ordinary course of business at prices and on terms and conditions not less favorable to Holdings or any Subsidiary than could be obtained on an arm's-length basis from unrelated third parties.

         SECTION 6.06. Restrictions on Dividends. Enter into any agreement, contract or arrangement which expressly limits the right of any Subsidiary to pay dividends to its parent corporation.

         SECTION 6.07.  Consolidated Leverage Ratio.  Permit the
Consolidated Leverage Ratio at any time to exceed .65 to 1.0.

         SECTION 6.08.  Consolidated Tangible Net Worth.  Permit
Consolidated Tangible Net Worth to be less than $150,000,000.

         SECTION 6.09.Consolidated Coverage Ratio. At any time when the Consolidated Leverage Ratio exceeds .50 to 1.0, permit the Consolidated Coverage Ratio for the period of four consecutive financial quarters most recently ended to be less than 3.0 to 1.0.


ARTICLE VII.  EVENTS OF DEFAULT

         In case of the happening of any of the following events
("Events of Default"):

         (a) default shall be made in the payment of any principal of any Loan when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

         (b) default shall be made in the payment of any interest on any Loan or any Fee or any other amount due under any Loan Document, when and as the same shall become due and payable, and such default shall continue unremedied for a period of five days;

         (c) default shall be made in the due observance or performance by a Borrower or any Subsidiary of any other covenant, condition or agreement contained in Section
     5.04(a) or in Article VI;

         (d) default shall be made in the due observance or performance by a Borrower or any Subsidiary of any other covenant, condition or agreement contained in any Loan Document and such default shall continue unremedied for a period of 30 days after notice thereof from the Administrative Agent or any Lender to such Borrower;

         (e) Holdings or any Subsidiary shall fail to pay any Indebtedness greater than $1,000,000, or fail during any 30-day period to pay Indebtedness aggregating more than $1,000,000, owing by Holdings or such Subsidiary, or any interest or premium thereon aggregating $1,000,000 or more, when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Indebtedness;

         (f) Any event or condition shall occur or exist under any agreement or instrument of Holdings or any Subsidiary evidencing or securing or relating to any Indebtedness exceeding $10,000,000, if the effect of such event or condition is to accelerate, or to permit the holder or holders of such Indebtedness or the trustee or trustees under any such agreement or instrument to accelerate, the maturity of such Indebtedness;

         (g) any representation or warranty made or deemed made in or in connection with any Loan Document or the borrowings hereunder, or any representation, warranty, statement or information contained in any report, certificate, financial statement or other instrument furnished in connection with or pursuant to any Loan Document, shall prove to have been false or misleading in any material respect when so made, deemed made or furnished;

         (h)(i) a Reportable Event or Reportable Events, or a failure to make a required installment or other payment (within the meaning of Section 412(n)(1) of the Code), shall have occurred with respect to any Plan or Plans that reasonably could be expected to result in liability of Holdings to the PBGC or to a Plan in an aggregate amount exceeding
     $5,000,000 and, within 30 days after the reporting of any such Reportable Event to the Agent or after the receipt by the Agent of a statement required pursuant to
     Section 5.07(b(iii) hereof, the Agent shall have notified the Borrower in writing that (A) the Required Lenders have made a determination that, on the basis of such Reportable
     Event or Reportable Events or the failure to make a required payment, there are reasonable grounds for the termination of such Plan or Plans by the PBGC, the appointment by the appropriate United States district court of a trustee to administer such Plan or Plans or the imposition of a lien in favor of a Plan and (B) as a result thereof an Event of Default exists hereunder; or (ii) a trustee shall be appointed by a United States district court to administer any such Plan or Plans; or (iii) the PBGC shall institute proceedings (including giving notice of intent thereof) to terminate any such Plan or Plans;

         (i)(i) the Borrowers or any ERISA Affiliate shall have been notified by the sponsor of a Multiemployer Plan that it has incurred Withdrawal Liability to such Multiemployer Plan,
     (ii) such Borrower or such ERISA Affiliate does not have reasonable grounds for contesting such Withdrawal Liability or is not contesting such Withdrawal Liability in a timely and appropriate manner and (iii) the amount of such Withdrawal Liability specified in such notice, when aggregated with all other amounts required to be paid to Multiemployer Plans in connection with Withdrawal
     Liabilities (determined as of the date or dates of such notification), either (A) exceeds $5,000,000 or requires payments exceeding $1,000,000 in any year or (B) is less than $5,000,000 but any Withdrawal Liability payment remains unpaid 30 days after such payment is due; or

         (j) the Borrower or any ERISA Affiliate shall have been notified by the sponsor of a Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated, within the meaning of Title IV of ERISA, if solely as a result of such reorganization or termination the aggregate annual contributions of the Borrower and its ERISA Affiliates to all Multiemployer Plans that are then in reorganization or have been or are being terminated have been or will be increased over the amounts required to be contributed to such Multiemployer Plans for their most recently completed plan years by an amount exceeding $1,000,000;

         (k) a judgment or judgments for the payment of money in excess of $5,000,000 in the aggregate shall have been rendered against Holdings or any Subsidiary and the same shall have remained unsatisfied and in effect, without stay of execution, for any period of sixty (60) days; or

         (l) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of Holdings or any Material Subsidiary, or of a substantial part of the property or assets of Holdings or any Material Subsidiary, under Title 11 of the United States Code, as now constituted or hereafter amended, or any other Federal or state bankruptcy, insolvency, receivership or similar law (or similar statute or law in any other jurisdiction), (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for Holdings or any Material Subsidiary or for a substantial part of the property or assets of Holdings or a Material Subsidiary or (iii) the winding-up or liquidation of Holdings or any Material Subsidiary; and such proceeding or petition shall continue undismissed for 30 days or an order or decree approving or ordering any of the foregoing shall be entered;

         (m) Holdings or any Material Subsidiary shall (i) volun-tarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other Federal or state bankruptcy, insolvency, receivership or similar law
     (or similar statute or law in any other jurisdiction),
     (ii) consent to the institution of, or fail to contest in a timely and applicable manner, any proceeding or the filing of any petition described in (g) above, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for Holdings or any Material Subsidiary or for a substantial part of the property or assets of Holdings or any Material Subsidiary, (iv) file an answer admitting the Material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due or (vii) take any action for the purpose of effecting any of the foregoing;

then, and in every such event (other than an event with respect to any Borrower described in paragraph (l) or (m) above), and at any time thereafter during the continuance of such event, the Administrative Agent shall at the request of the Required Lenders, by notice to the Borrowers, take either or both of the following actions, at the same or different times: (i) terminate forthwith the Commitments and (ii) declare the Loans then outstanding to be forthwith due and payable in whole or in part, whereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of the Borrowers accrued hereunder, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Borrowers, anything contained herein to the contrary notwithstanding; and, in any event with respect to a Borrower described in paragraph (l) or (m) above, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of the Borrowers accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Borrowers, anything contained herein to the contrary notwithstanding.


ARTICLE VIII.  THE ADMINISTRATIVE AGENT

         In order to expedite the transactions contemplated by this Agreement, Chemical Bank is hereby appointed to act as Administrative Agent on behalf of the Lenders. Each of the Lenders hereby irrevocably authorizes the Administrative
Agent to take such actions on behalf of such Lender and to exercise such powers as are specifically delegated to the Administrative Agent by the terms and provisions hereof, together with such actions and powers as are reasonably incidental thereto. The Administrative Agent is hereby expressly authorized by the Lenders, without hereby limiting any implied authority, (a) to receive on behalf of the Lenders all payments of principal of and interest on the Loans and all other amounts due to the Lenders hereunder, and promptly to distribute to each Lender its proper share of each payment so received; (b) as provided in Article VII, to give notice on behalf of each of the Lenders to the Borrowers of any Event of Default specified in this Agreement of which the Administrative Agent has actual knowledge acquired in connection with its agency hereunder;
and (c) to distribute to each Lender copies of all notices, financial statements and other materials delivered by any Borrower pursuant to this Agreement as received by the Administrative Agent.

         Neither the Administrative Agent nor any of its directors, officers, employees or agents shall be liable as such for any action taken or omitted by any of them except for its or his own gross negligence or wilful misconduct, or be respon-sible for any statement, warranty or representation herein or the contents of any document delivered in connection herewith, or be required to ascertain or to make any inquiry concerning the performance or observance by the Borrowers of any of the terms, conditions, covenants or agreements contained in any Loan Document. The Administrative Agent shall not be responsible to the Lenders for the due execution, genuineness, validity, enforceability or effectiveness of this Agreement, or any other Loan Documents or other instruments or agreements. The Administrative
Agent shall in all cases be fully protected in acting, or refraining from acting, in accordance with written instructions signed by the Required Lenders and, except as otherwise specifically provided herein, such instructions and any action or inaction pursuant thereto shall be binding on all the Lenders. The Administrative Agent shall, in the absence of knowledge to the contrary, be entitled to rely on any instrument or document believed by it in good faith to be genuine and correct and to have been signed or sent by the proper person or persons. Neither the Administrative
Agent nor any of its directors, officers, employees or agents shall have any responsibility to the Borrowers on account of the failure of or delay in performance or breach by any Lender of any of its obligations hereunder or to any Lender on account of the failure of or delay in performance or breach by any other Lender or a Borrower of any of their respective obligations hereunder or under any other Loan
Document or in connection herewith or therewith.  The
Administrative Agent may execute any and all duties here-under by or through agents or employees and shall be enti-tled to rely upon the advice of legal counsel selected by it with respect to all matters arising hereunder and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel.

         The Lenders hereby acknowledge that the Administrative Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement unless it shall be requested in writing to do so by the Required Lenders.

         Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative
Agent may resign at any time by notifying the Lenders and the Borrowers. Upon any such resignation, the Required
Lenders shall have the right to appoint a successor. If no successor shall have been so appointed by the Required
Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent which shall be a bank with an office in New York, New
York, having a combined capital and surplus of at least $500,000,000 or an Affiliate of any such bank. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor bank, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 10.05 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Administrative Agent.

         With respect to the Loans made by it hereunder, the Administrative Agent in its individual capacity and not as Administrative Agent shall have the same rights and powers as any other Lender and may exercise the same as though it were not the Administrative Agent, and the Administrative Agent and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with Holdings or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent.

         Each Lender agrees (a) to reimburse the Administrative Agent, on demand, in the amount of its pro rata share (based on its Commitment hereunder or, if the Commitments shall have been terminated, its outstanding Loans) of any expenses incurred for the benefit of the Lenders by the Administrative Agent, including counsel fees and compensa-tion of agents and employees paid for services rendered on behalf of the Lenders, which shall not have been reimbursed by one of the Borrowers and (b) to indemnify and hold harmless the Administrative Agent and any of its directors, officers, employees or agents, on demand, in the amount of such pro rata share, from and against any and all liabilities, taxes, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against it in its capacity as the Administrative Agent or any of them in any way relating to or arising out of this Agreement or any other Loan Document or any action taken or omitted by it or any of them under this Agreement or any other Loan Document, to the extent the same shall not have been reimbursed by the Borrowers;

provided that no Lender shall be liable to the Administrative Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or wilful misconduct of the Administrative Agent or any of its directors, officers, employees or agents.

         Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed applicable, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem applicable, continue to make its own decisions in taking or not taking action under or based upon this Agreement or any other Loan Document, any related agreement or any document furnished hereunder or thereunder.


ARTICLE IX.  GUARANTEE

         SECTION 9.01. Guarantee. (a) Subject to the last sentence of this Section 9.01(a), each Guarantor hereby guarantees to each Lender and the Administrative Agent and their respective successors and assigns the prompt payment in full when due (whether at stated maturity, by acceleration, by optional prepayment or otherwise) of the principal of and interest (accruing at the rate specified herein after the filing or commencement of any bankruptcy or similar proceeding) on the Loans made by the Lenders to any Borrower and all other amounts from time to time owing to the Lenders or the Administrative Agent by any Borrower under this Agreement, strictly in accordance with the terms thereof
(such obligations being herein collectively called the "Guaranteed Obligations"). Each Guarantor hereby further agrees that if any Borrower shall fail to pay in full when due (whether at stated maturity, by acceleration, by optional prepayment or otherwise) any of the Guaranteed
Obligations, the Guarantor will promptly pay the same, without any demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Guaranteed Obligations, the same will be promptly paid in full when due (whether at extended maturity, by acceleration or otherwise) in accordance with the terms of such extension or renewal. Notwithstanding anything in this
Article IX to the contrary, Oatshare Limited and Sotheby's will not be liable as Guarantors for the obligations of Sotheby's Holdings, Inc. and Sotheby's, Inc.

         (b) Anything herein to the contrary notwithstanding, the maximum liability of each Guarantor hereunder shall in no event exceed the amount which can be guaranteed by such Guarantor under applicable federal and state laws relating to the insolvency of debtors.

         SECTION 9.02. Obligations Unconditional. The obligations of each Guarantor under Section 9.01 hereof are absolute and unconditional irrespective of the value, genuineness, validity, regularity or enforceability of the obligations of any Borrower under this Agreement or any other agreement or instrument referred to herein or therein, or any substitution, release or exchange of any other guarantee of or security for any of the Guaranteed Obligations, and, to the fullest extent permitted by applicable law, irrespective of any other circumstance whatsoever which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this
Section 9.02 that the obligations of each Guarantor hereunder shall be absolute and unconditional under any and all circumstances. Without limiting the generality of the foregoing, it is agreed that the occurrence of any one or more of the following shall not affect the liability of any Guarantor hereunder:

         (a) at any time or from time to time, without notice to the Guarantors, the time for any performance of or compliance with any of the Guaranteed Obligations shall be extended, or such performance or compliance shall be waived;

         (b) any of the acts mentioned in any of the provisions of this Agreement or any other agreement or instrument referred to herein or therein shall be done or omitted; or

         (c) the maturity of any of the Guaranteed Obligations shall be accelerated, or any of the Guaranteed Obligations shall be modified, supplemented or amended in any respect, or any right under this Agreement or any other agreement or instrument referred to herein or therein shall be waived or any other guarantee of any of the Guaranteed Obligations or any security therefor shall be released or exchanged in whole or in part or otherwise dealt with.

Each Guarantor hereby expressly waives diligence, presentment, demand of payment, protest and all notices whatsoever, and any requirement that the Administrative Agent or any Lender exhaust any right, power or remedy or proceed against any Borrower under this Agreement or any other agreement or instrument referred to herein or therein, or against any other person under any other guarantee of, or security for, any of the Guaranteed Obligations.

         SECTION 9.03. Reinstatement. The obligations of each Guarantor under this Article IX shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of any Borrower in respect of the Guaranteed Obligations is rescinded or must be otherwise restored by any holder of any of the Guaranteed Obligations, whether as a result of any proceedings in bankruptcy or reorganization or otherwise, and each Guarantor agrees that it will indemnify the Administrative Agent and each Lender on demand for all reasonable costs and expenses (including, without limitation, fees of counsel) incurred by the Administrative Agent or such Lender in connection with such rescission or restoration.

         SECTION 9.04. Subrogation. Each Guarantor hereby irrevocably waives all rights of subrogation or contribution, whether arising by operation of law (including, without limitation, any such right arising under Title 11 of the United States Code) or otherwise, by reason of any payment by it pursuant to the provisions of this
Article IX and further agrees for the benefit of each of its creditors (including, without limitation, each Lender and the Administrative Agent) that any such payment by it of the Guaranteed Obligations of any Borrower shall constitute a contribution of capital or a dividend, as the case may be, by such Guarantor to such Borrower.

          SECTION 9.05. Remedies. Each Guarantor agrees that, as between the Guarantors and the Lenders, the obligations of any Borrower under this Agreement may be declared to be forthwith due and payable as provided in
Article VII hereof (and shall be deemed to have become automatically due and payable in the circumstances provided in said Article VII) for purposes of Section 9.01 hereof notwithstanding any stay, injunction or other prohibition preventing such declaration (or preventing such obligations from becoming automatically due and payable) as against any Borrower and that, in the event of such declaration (or such obligations being deemed to have become automatically due and payable), such obligations (whether or not due and payable by such Approved Borrower) shall forthwith become due and payable by each Guarantor for purposes of such
Section 9.01.

         SECTION 9.06.  Continuing Guarantee.  The guarantee in this
Article IX is a continuing guarantee, and shall apply to all Guaranteed Obligations whenever arising.

ARTICLE X.  MISCELLANEOUS

         SECTION 10.01. Notices. Notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

         (a) if to any Borrower, to it in care of Holdings at 1334 York Avenue, New York, New York 10021, Attention of John S.
     Brittain, Jr., Treasurer (Telecopy No. (212) 606-7287);

         (b) if to the Administrative Agent, to Chemical Bank Agency Services Corporation, Grand Central Tower, 140 East
     45th Street, New York, New York 10017, Attention of Meline Kasparian (Telecopy No. 212-622-0002), with copies to
     Chemical Bank, 270 Park Avenue, New York, New York 10017, Attention of Laura Thorne (Telecopy No. 212-270-7138); and

         (c) if to a Lender, to it at its address (or telecopy number) set forth in Schedule 2.01 or in the Assignment and Acceptance pursuant to which such Lender shall have become a party hereto.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy, or on the date five Business Days after dispatch by certified or registered mail, in each case delivered, sent or mailed (properly addressed) to such party as provided in this Section 10.01 or in accordance with the latest unrevoked direction from such party given in accordance with this Section 10.01.

         SECTION 10.02. Survival of Agreement. All covenants, agreements, representations and warranties made by the Borrowers herein and in the certificates or other instru-ments prepared or delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by the Lenders and shall survive the making by the Lenders of the Loans, regardless of any investigation made by the Lenders or on their behalf, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any Fee or any other amount payable under this Agreement or any other Loan Document is outstanding and unpaid and so long as the Commitments have not been terminated.

         SECTION 10.03. Binding Effect. This Agreement shall become effective when it shall have been executed by the Borrowers and the Administrative Agent and when the Administrative
Agent shall have received copies hereof which, when taken together, bear the signatures of each Lender, and thereafter shall be binding upon and inure to the benefit of the Borrowers, the Administrative Agent and each Lender and their respective successors and assigns, except that the Borrowers shall not have the right to assign rights hereunder or any interest herein without the prior consent of all the Lenders.

         SECTION 10.04. Successors and Assigns. (a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the Borrowers, the Administrative Agent or the Lenders that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns.

         (b) Each Lender may assign to one or more assignees all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of its Commitment or outstanding Loans at the time owing to it); provided, however, that (i) except in the case of an assignment to a Lender or an affiliate of such Lender, Holdings and the Administrative Agent must give their prior written consent to such assignment (which consent shall not be unreasonably withheld), (ii) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Lender's rights and obligations under this Agreement, (iii) the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance Agreement with respect to such assignment is delivered to the Administrative Agent) shall not be less than $10,000,000 (or, if smaller, such Lender's remaining Commitment) and the amount of the Commitment of such Lender remaining after such assignment shall not be less than $10,000,000 or shall be zero, (iv) the parties to each such assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance Agreement and a processing and recordation fee of $4,000 and (v) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire. Upon acceptance and recording pursuant to paragraph (e) of this
Section 10.04, from and after the effective date specified in each Assignment and Acceptance Agreement, which effective date shall be at least five Business Days after the execution thereof, (A) the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance Agreement, have the rights and obligations of a Lender under this Agreement and (B) the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance
Agreement, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance
Agreement covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto (but shall continue to be entitled to the benefits of Sec-tions 2.13, 2.15, 2.19 and 10.05, as well as to any Fees accrued for its account hereunder and not yet paid)).
Notwithstanding the foregoing, any Lender assigning its rights and obligations under this Agreement may retain any Competitive Loans made by it outstanding at such time, and in such case shall retain its rights hereunder in respect of any Loans so retained until such Loans have been repaid in full in accordance with this Agreement.

         (c) By executing and delivering an Assignment and Acceptance Agreement, the assigning Lender thereunder and the assignee thereunder shall be deemed to confirm to and agree with each other and the other parties hereto as follows: (i) such assigning Lender warrants that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim and that its Commitment, if any, and the outstanding balances of its Standby Loans and Competitive Loans, if any, in each case without giving effect to assignments thereof which have not become effective, are as set forth in such Assignment and Acceptance Agreement, (ii) except as set forth in (i) above, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement, or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto or the financial condition of the Borrowers or any Subsidiary or the performance or observance by any Borrower of any of its obligations under this Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto;
(iii) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Acceptance Agreement; (iv) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements delivered pursuant to Section 5.01 and such other documents and information as it has deemed applicable to make its own credit analysis and decision to enter into such Assignment and Acceptance;
(v) such assignee will independently and without reliance upon the Administrative Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (vi) such assignee appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Administrative Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all the obliga-tions which by the terms of this Agreement are required to be performed by it as a Lender.

         (d) The Administrative Agent shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance Agreement delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive in the absence of manifest error and the Borrower, the Administrative Agent and the Lenders may treat each person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

         (e) Upon its receipt of a duly completed Assignment and Acceptance Agreement executed by an assigning Lender and an assignee, an Administrative Questionnaire completed in respect of the assignee (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) above and, as required, the written consent of Holdings and the Administrative Agent to such assignment, the Administrative Agent shall (i) accept such Assignment and Acceptance Agreement, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Lenders.

         (f) Each Lender may without the consent of Holdings or the Administrative Agent sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it);
provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participating banks or other entities shall be entitled to the benefit of the cost protection provisions contained in Sections 2.13, 2.15 and 2.19 to the same extent as if they were Lenders and (iv) the Borrowers, the Administrative
Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement, and such Lender shall retain the sole right to enforce the obligations of the Borrowers relating to the Loans and to approve any amendment, modification or waiver of any provision of this Agreement (other than amendments, modifications or waivers decreasing any fees payable hereunder or the amount of principal of or the rate at which interest is payable on the Loans, extending any scheduled principal payment date or date fixed for the payment of interest on the Loans or changing or extending the Commitments).

         (g) Any Lender or participant may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 10.04, disclose to the assignee or participant or proposed assignee or partici-pant any information relating to the Borrowers furnished to such Lender by or on behalf of the Borrowers; provided that, prior to any such disclosure of information designated by the Borrowers as confidential, each such assignee or participant or proposed assignee or participant shall execute an agreement whereby such assignee or participant shall agree (subject to customary exceptions) to preserve the confidentiality of such confidential information. It is understood that confidential information relating to the Borrowers would not be provided in connection with assignments or participations of Competitive Loans.

         (h) Any Lender may at any time assign all or any portion of its rights under this Agreement to a Federal Reserve Bank;
provided that no such assignment shall release a Lender from any of its obligations hereunder. In order to facilitate such an assignment to a Federal Reserve Bank, the applicable
Borrower shall, at the request of the assigning Lender, duly execute and deliver to the assigning Lender a promissory note or notes evidencing the Loans made to such Borrower by the assigning Lender hereunder.

         (i) The Borrowers shall not assign or delegate any of their rights or duties hereunder, except pursuant to a merger permitted by Section 6.03.

         SECTION 10.05. Expenses; Indemnity. (a) Each Borrower agrees to pay all reasonable out-of-pocket expenses incurred by the Administrative Agent in connection with the preparation of this Agreement and the other Loan Documents or in connection with any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions hereby contemplated shall be consummated) or incurred by the Administrative Agent or any Lender in connection with the enforcement or protection of their rights in connection with this Agreement and the other Loan Documents or in connection with the Loans made hereunder, including the reasonable fees, charges and disbursements of Cravath, Swaine & Moore, counsel for the Administrative
Agent, and, in connection with any such enforcement or protection, the reasonable fees, charges and disbursements of any other counsel for the Administrative Agent or any Lender. Each Borrower further agrees that it shall indem-nify the Lenders from and hold them harmless against any documentary taxes, assessments or charges made by any Governmental Authority by reason of the execution and delivery of this Agreement or any of the other Loan Docu-ments.

         (b) Each Borrower agrees to indemnify the Administrative Agent, each Lender and each of their respective directors, officers, employees and agents (each such person being called an "Indemnitee") against, and to hold each Indemnitee harmless from, any and all actual losses, claims, damages, liabilities and related expenses, including reasonable counsel fees, charges and disbursements, incurred by or as-serted against any Indemnitee arising out of, in any way connected with, or as a result of (i) the execution or delivery of this Agreement or any other Loan Document or any agreement or instrument contemplated thereby, the perfor-mance by the parties thereto of their respective obligations thereunder or the consummation of the transactions contemplated thereby, (ii) the actual or proposed use of the proceeds of the Loans or (iii) any claim, litigation, investigation or proceeding relating to any of the forego-ing, whether or not any Indemnitee is a party thereto;
provided that such indemnity shall not, as to any Indem-nitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or wilful misconduct of such Indemnitee.

         (c) The provisions of this Section 10.05 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any other Loan
Document, or any investigation made by or on behalf of the Administrative Agent or any Lender. All amounts due under this Section 10.05 shall be payable on written demand therefor.

         SECTION 10.06. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of any Borrower against any of and all the obligations of such Borrower now or hereafter existing under this Agreement, irrespective of whether or not such Lender shall have made any demand under this Agreement or such other Loan Document and although such obligations may be unmatured. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

         SECTION 10.07.  Applicable Law.  THIS AGREEMENT AND THE
OTHER LOAN DOCUMENTS SHALL BE CONSTRUED IN ACCORDANCE WITH
AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

         SECTION 10.08. Waivers; Amendment. (a) No failure or delay of the Administrative Agent or any Lender in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent and the Lenders hereunder are cumulative and are not exclusive of any rights or remedies which they would otherwise have. No waiver of any provision of this Agreement or consent to any departure by any Borrower therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given.
No notice or demand on any Borrower in any case shall entitle such Borrower to any other or further notice or demand in similar or other circumstances.

         (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrowers and the Required Lenders; provided, however, that no such agreement shall (i) decrease the principal amount of, or extend the maturity of or any scheduled principal payment date or date for the payment of any interest on any Loan, or waive or excuse any such payment or any part thereof, or decrease the rate of interest on any Loan, without the prior written consent of each Lender affected thereby, (ii) change or extend the Commitment or decrease the Utilization Fees or Facility Fees of any Lender or extend any payment date therefor without the prior written consent of such Lender, or (iii) amend or modify the provisions of Section 2.16, the provisions of Article IX, the provisions of this Section or the definition of the term "Required Lenders", without the prior written consent of each Lender; provided further that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent hereunder without the prior written consent of the Administrative
Agent.

         SECTION 10.09. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the applicable interest rate, together with all fees and charges which are treated as interest under applicable law
(collectively the "Charges"), as provided for herein or in any other document executed in connection herewith, or otherwise contracted for, charged, received, taken or reserved by any Lender, shall exceed the maximum lawful rate
(the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by such Lender in accordance with applicable law, the rate of interest payable on the Loans of such Lender, together with all Charges payable to such Lender, shall be limited to the Maximum Rate.

         SECTION 10.10. Entire Agreement. This Agreement and the other Loan Documents constitute the entire contract between the parties relative to the subject matter hereof. Any previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement and the other Loan Documents. Nothing in this Agreement or in the other Loan Documents, expressed or implied, is intended to confer upon any party other than the parties hereto and thereto any rights, remedies, obligations or liabilities under or by reason of this Agreement or the other Loan
Documents.

         SECTION 10.11. Waiver of Jury Trial. Each party hereto hereby waives, to the fullest extent permitted by applicable law, any right it may have to a trial by jury in respect of any litigation directly or indirectly arising out of, under or in connection with this Agreement or any of the other
Loan Documents. Each party hereto (a) certifies that no representative, agent or attorney of any other party has represented, expressly or otherwise, that such other party would not, in the event of litigation, seek to enforce the foregoing waiver and (b) acknowledges that it and the other parties hereto have been induced to enter into this Agree-ment and the other Loan Documents, as applicable, by, among other things, the mutual waivers and certifications in this
Section 10.11.

         SECTION 10.12. Severability. In the event any one or more of the provisions contained in this Agreement or in any other Loan Document should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby. The parties shall endeavor in good-faith negotia-tions to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

         SECTION 10.13. Judgment Currency. (a) The Borrowers' obligations hereunder and under the other Loan Documents to make payments in Dollars or in the Alternative Currency
(the "Obligation Currency") shall not be discharged or satisfied by any tender or recovery pursuant to any judgment expressed in or converted into any currency other than the Obligation Currency, except to the extent that such tender or recovery results in the effective receipt by the Administrative Agent or a Lender of the full amount of the Obligation Currency expressed to be payable to the Administrative Agent or such Lender under this Agreement or the other Loan Documents. If, for the purpose of obtaining or enforcing judgment against any Borrower or in any court or in any jurisdiction, it becomes necessary to convert into or from any currency other than the Obligation Currency
(such other currency being hereinafter referred to as the "Judgment Currency") an amount due in the Obligation
Currency, the conversion shall be made at the Alternative Currency Equivalent or Dollar Equivalent, in the case of any Alternative Currency or Dollars, and, in the case of other currencies, the rate of exchange (as quoted by the Administrative Agent or if the Administrative Agent does not quote a rate of exchange on such currency, by a known dealer in such currency designated by the Administrative Agent) determined, in each case, as of the date immediately preceding the day on which the judgment is given (such
Business Day being hereinafter referred to as the "Judgment Currency Conversion Date").

         (b) If there is a change in the rate of exchange prevailing between the Judgment Currency Conversion Date and the date of actual payment of the amount due, the Borrower covenants and agrees to pay, or cause to be paid, as a separate obligation and notwithstanding any judgment, such additional amounts, if any (but in any event not a lesser amount), as may be necessary to ensure that the amount paid in the Judgment Currency, when converted at the rate of exchange prevailing on the date of payment, will produce the amount of the Obligation Currency which could have been purchased with the amount of Judgment Currency stipulated in the judgment or judicial award at the rate of exchange prevailing on the Judgment Currency Conversion Date.

         (c) For purposes of determining the Alternative Currency Equivalent or Dollar Equivalent or rate of exchange for this Section, such amounts shall include any premium and costs payable in connection with the purchase of the Obligation
Currency.

         SECTION 10.14. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effec-tive as provided in Section 10.03.
SECTION 10.15. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

         SECTION 10.16.  Jurisdiction; Consent to Service of Process.
(a) Each Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or Federal court of the United States of America sitting in New York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or the other Loan Documents, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that any Lender may otherwise have to bring any action or proceeding relating to this Agreement or the other Loan Documents against any Borrower or its proper-ties in the courts of any jurisdiction.

         (b) Each Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this agreement or the other
Loan Documents in any New York State or Federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

         (c) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in
Section 10.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

         SECTION 10.17. Confidentiality. Except as otherwise provided in Section 10.04(g), the Administrative Agent and each of the Lenders agrees to keep confidential (and (i) to cause its respective officers, directors and employees to keep confidential and (ii) to use its best efforts to cause its respective agents and representatives to keep confidential) the Information (as defined below) and all copies thereof, extracts therefrom and analyses or other materials based thereon, except that the Agent or any Lender shall be permitted to disclose Information (a) to such of its respective Affiliates, officers, directors employees, agents and representatives as need to know such Information,
(b) to the extent requested by any bank regulatory authority, (c)(i) to the extent otherwise required by applicable laws and regulations or by any subpoena or similar legal process or (ii) in connection with the enforcement of this Agreement, (d) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Agreement or (ii) becomes available to the Administrative Agent or any Lender on a nonconfidential basis from a source other than the Borrowers or (e) to the extent Holdings shall have consented to such disclosure in writing. For the purposes of this Section, "Information" shall mean all information that is received from and relates to Holdings or any of its Subsidiaries other than any such information available to the Administrative Agent or any Lender on a nonconfidential basis prior to its disclosure thereto by Holdings or any such Subsidiary. The provisions of this Section 10.17 shall remain operative and in full force and effect regardless of the expiration of this Agreement.

         IN WITNESS WHEREOF, the Borrowers (in their capacity as
Borrowers and Guarantors), the Administrative Agent and the Lenders have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                                           SOTHEBY'S HOLDINGS, INC.,

                                           by
                                               John S. Brittain, Jr.
                                               --------------------------
                                               John S. Brittain, Jr.
                                               Treasurer


                                           SOTHEBY'S HOLDINGS, INC.,

                                             by
                                               Arlene Kick
                                               --------------------------
                                               Arlene Kick
                                               Treasurer


                                           OATSHARE LIMITED,

                                             by
                                               Michael Curle
                                               --------------------------
                                               Michael Curle
                                               Director


                                           SOTHEBY'S,

                                             by
                                               D. D. Brooks
                                               --------------------------
                                               D. D. Brooks
                                               Director


                                           CHEMICAL BANK, individually and
                                           as Administrative Agent,

                                             by
                                               Laura E. Thorne
                                               --------------------------
                                               Laura E. Thorne
                                               Vice President

                                           CHASE MANHATTAN BANK, N.A.,

                                             by
                                               David B. Townsend
                                               --------------------------
                                               David B. Townsend
                                               Managing Director


                                           THE BANK OF NEW YORK,

                                             by
                                               David K. Nichols
                                               --------------------------
                                               David K. Nichols
                                               Senior Vice President

                                           THE BANK OF NOVA SCOTIA,

                                             by
                                               J. Alan Edwards
                                               --------------------------
                                               J. Alan Edwards
                                               Vice President


                                           BARCLAYS BANK PLC,

                                             by
                                               Pierre Duleyrie
                                               --------------------------
                                               Pierre Duleyrie
                                               Associate Director


                                           COMERICA BANK,

                                             by
                                               Phyllis D. McCann
                                               --------------------------
                                               Phyllis D. McCann
                                               Assistant Vice President


                                           CREDIT LYONNAIS CAYMAN ISLAND
                                           BRANCH,

                                             by
                                               Mary E. Collier
                                               --------------------------
                                               Mary E. Collier
                                               Authorized Signature

                                           CREDIT SUISSE,

                                             by
                                               Scott E. Zoellner
                                               --------------------------
                                               Scott E. Zoellner
                                               Associate


                                             by
                                               Michael C. Mast
                                               --------------------------
                                               Michael C. Mast
                                               Member of Senior Management


                                           THE MITSUBISHI BANK, LIMITED,

                                             by
                                               Paula Mueller
                                               --------------------------
                                               Paula Mueller
                                               Vice President


                                           NATIONAL WESTMINSTER BANK PLC,

                                             by
                                               Jordan R. Fragiacomo
                                               --------------------------
                                               Jordan R. Fragiacomo
                                               Vice President


                                           NBD BANK, N.A.,

                                             by
                                               Carolyn J. Parks
                                               --------------------------
                                               Carolyn J. Parks
                                               Vice President


                                           THE SUMITOMO BANK, LIMITED
                                           (NEW YORK BRANCH),

                                             by
                                               S. Higashi
                                               --------------------------
                                               S. Higashi
                                               Joint General Manager

                                           UNION BANK OF SWITZERLAND,

                                             by
                                               Paul R. Morrison
                                               --------------------------
                                               Paul R. Morrison

                                             by
                                               Dieter Hoeppli
                                               --------------------------
                                               Dieter Hoeppli
                                               Assistant Vice President