Form 10-Q
period 1994-09-30
SOTHEBYS HOLDINGS INC
filed 1994-11-14
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1994
Commission File Number 1-9750



                               Sotheby's Holdings, Inc.
- - --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          Michigan                                       38-2478409
- - ----------------------------------            ----------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


500 North Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                48304
- - ----------------------------------------      ----------------------------------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, include area code:   (313) 646-2400


Indicate by check mark whether the Registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2)  has been subject to such filing
requirements for the past 90 days.  Yes    X  .  No      .

As of October 31, 1994, there were outstanding 36,723,158 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 19,093,971 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                                  September 30,        December 31,
                                                                  1994                 1993
                                                                  --------------       -------------
Assets
Current Assets:
Cash and cash equivalents                                         $27,282              $91,840
Accounts and notes receivable, net of allowance
  for doubtful accounts of $12,486 and $10,596
    Auction operations                                             79,495              166,962
    Finance operations                                            130,887               98,419
    Other                                                          13,242               12,670
- - ----------------------------------------------------------------------------------------------------
        Total Accounts And Notes Receivable, Net                  223,624              278,051
Inventory, net                                                     79,959               81,369
Deferred income taxes                                               9,248                8,675
Prepaid expenses                                                   12,716               11,880
- - ----------------------------------------------------------------------------------------------------
        Total Current Assets                                      352,829              471,815
Properties, less allowance for depreciation
  and amortization of $54,026 and $51,100                          66,417               65,078
Intangible assets, less allowance for
  amortization of $27,892 and $25,866                              29,474               29,633
Other assets                                                       12,927               11,345
- - ----------------------------------------------------------------------------------------------------
         Total Assets                                            $461,647             $577,871
====================================================================================================
Liabilities And Shareholders' Equity
Current Liabilites:
Due to consignors                                                 $73,018             $205,873
Short-term borrowings                                               9,505                4,583
Accounts payable and accrued liabilities                           82,772               95,043
Deferred revenues                                                   6,276                6,165
Accrued income taxes                                               19,960               36,187
- - ----------------------------------------------------------------------------------------------------
         Total Current Liabilities                                191,531              347,851
Long-Term Liabilities:
Commercial paper                                                   71,000               34,000
Other long-term obligations                                         1,535                1,388
- - ----------------------------------------------------------------------------------------------------
         Total Liabilities                                        264,066              383,239
Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 36,722,258 and 35,399,497 of Class A, and
    19,093,971 and 20,096,469 of Class B, at September 30, 1994 and
    December 31, 1993, respectively                                 5,582                5,550
Additional paid-in capital                                         83,525               80,509
Retained earnings                                                 122,085              129,637
Foreign currency translation adjustments                          (13,611)             (21,064)
- - ----------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                               197,581              194,632
- - ----------------------------------------------------------------------------------------------------
         Total Liabilities And Shareholders' Equity              $461,647             $577,871
====================================================================================================

CONSOLIDATED STATEMENTS OF INCOME
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
                                                   For The Third Quarter               For The Nine Months
                                                   Ended September 30,                 Ended September 30,
                                                   ---------------------               ---------------------
                                                   1994             1993               1994            1993
                                                   ---------        ---------          ---------       ---------
Auction:
Revenues                                            $24,976          $20,768           $147,226        $135,287

Direct costs of services                             (6,682)          (5,578)           (30,350)        (27,357)
Salaries and related costs                          (20,235)         (18,619)           (62,070)        (55,150)
General and administrative expenses                 (16,347)         (15,959)           (48,283)        (50,484)
Depreciation and amortization                        (2,154)          (1,772)            (6,024)         (5,455)
- - -----------------------------------------------------------------------------------------------------------------
    Operating income (loss) from primary
       auction activities                           (20,442)         (21,160)               499          (3,159)
Income (loss) from inventory and other
   auction-related activities                           383              (24)             1,087            (590)
- - -----------------------------------------------------------------------------------------------------------------
    Operating income (loss) - Auction               (20,059)         (21,184)             1,586          (3,749)

Interest income                                       1,217            1,240              3,319           4,316
Interest expense                                     (1,314)            (907)            (3,019)         (3,438)
Net interest charged to Financial Services              963              442              1,824           1,478
- - -----------------------------------------------------------------------------------------------------------------
    Income (loss) before taxes - Auction            (19,193)         (20,409)             3,710          (1,393)
- - -----------------------------------------------------------------------------------------------------------------
Financial Services:
Revenues                                              2,550            1,760              6,584           5,797
General and administrative expenses                    (591)            (592)            (1,814)         (2,148)
Net interest expense from Auction                      (963)            (442)            (1,824)         (1,478)
- - -----------------------------------------------------------------------------------------------------------------
    Income before taxes - Financial Services            996              726              2,946           2,171
- - -----------------------------------------------------------------------------------------------------------------
Real Estate:
Revenues                                              2,903            2,152              8,979           7,546
Operating expenses                                   (2,208)          (1,719)            (6,544)         (5,747)
- - -----------------------------------------------------------------------------------------------------------------
    Income before taxes - Real Estate                   695              433              2,435           1,799
- - -----------------------------------------------------------------------------------------------------------------
Corporate operating expenses                         (1,686)          (2,049)            (4,918)         (5,106)
Other non-operating income (expense)                     24              108                (41)            417
- - -----------------------------------------------------------------------------------------------------------------
Consolidated:
Revenues                                             30,429           24,680            162,789         148,630

Operating income (loss)                             (20,054)         (22,074)             2,049          (4,885)
Net interest income                                     866              775              2,124           2,356
Other non-operating income (expense)                     24              108                (41)            417
- - -----------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                          (19,164)         (21,191)             4,132          (2,112)
Income taxes                                          7,665            8,477             (1,653)            845
    Net income (loss)                              ($11,499)        ($12,714)            $2,479         ($1,267)
- - -----------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Share                          ($0.21)          ($0.23)             $0.04          ($0.02)
- - -----------------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding              55,793,905       55,421,497         56,028,397      55,421,497

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of Dollars)

For The Nine Months Ended September 30,                      1994          1993
- - ----------------------------------------------------------------------------------
Operating Activities:
Net Income (loss)                                          $2,479       ($1,267)
Adjustments to reconcile net income(loss) to net
     cash provided by operating activities before
     working capital items:
   Depreciation and amortization                            6,365         5,785
   Tax benefit of stock option exercises                      803           811
   Asset provisions                                         3,969         7,102
   Other                                                   (1,818)         (222)
- - ----------------------------------------------------------------------------------
     Net cash provided by operating activities
      before working capital items                         11,798        12,209

Working capital items:
   Increase in prepaid expenses                              (836)       (2,699)
   Decrease in accounts receivable                         85,476       110,389
   Decrease in inventory                                      614           442
   Decrease in due to consignors                         (132,855)     (132,256)
   Decrease in income taxes payable                       (16,227)      (10,396)
   Decrease in other current liabilities                  (12,160)       (5,092)
- - ----------------------------------------------------------------------------------
     Net cash used by operating activities                (64,190)      (27,403)
- - ----------------------------------------------------------------------------------

Investing Activities:
Finance operation loans                                   (32,458)        2,194
Capital expenditures                                       (4,030)       (5,323)
- - ----------------------------------------------------------------------------------
     Net cash used by investing activities                (36,488)       (3,129)
- - ----------------------------------------------------------------------------------

Financing Activities:
Increase in commercial paper                               37,000         6,600
Increase (decrease) in short-term borrowings                4,922          (225)
Proceeds from exercise of stock options                     2,245         1,314
Dividends to shareholders                                 (10,030)      (19,873)
- - ----------------------------------------------------------------------------------
     Net cash provided (used) by financing activities      34,137       (12,184)


Effect of exchange rate changes on cash                     1,983           316
- - ----------------------------------------------------------------------------------
     Decrease in Cash and Cash Equivalents                (64,558)      (42,400)
Cash and Cash Equivalents at Beginning of Period           91,840        85,703
- - ----------------------------------------------------------------------------------
     Cash and Cash Equivalents at End of Period           $27,282       $43,303
- - ----------------------------------------------------------------------------------

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

           In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the third quarter and nine month periods ended September 30, 1994 and 1993 have been included. Certain amounts for the nine month period ended September 30, 1993 have been reclassified to conform to the 1994 presentation.

2.         Credit Arrangements

           At September 30, 1994, there were $71.0 million of outstanding commercial paper notes sold to dealers at weighted average discount rates of 5.02% with average maturities of 16.5 days. These notes have been classified on the consolidated balance sheets as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. Short-term borrowings totalled $9.5 million at September 30, 1994 and consisted primarily of outstanding amounts under a bank line of credit which bears interest at LIBOR plus 5/8% as well as a demand note payable which bears interest at prime plus 1%.

           On August 3, 1994, the Company entered into a $300 million Bank Credit Agreement (the "Agreement"). Borrowings under the Agreement are permitted to January 31, 1998 in either U.S. dollars or U.K. pounds sterling. The interest rate is based on LIBOR. The facility fee for the $300 million committed amount is 0.15% per annum. The Agreement contains certain financial covenants. The Company is permitted to pay dividends provided that consolidated tangible net worth, as defined, is at least $150 million. On August 3, 1994, all pre-existing revolving credit facilities were discontinued.

3.         Commitments and Contingencies

           In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $24.3 million at September 30, 1994.

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

                                                            Percentage of Annual
                                                               Auction Sales
                                                     --------------------------------
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
                                                     ====          ====          ====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Auction

           The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, third quarter results reflect lower auction sales than the second quarter and lower operating margins due to the fixed nature of many of the operating expenses. (See Note 4 in the Notes to the Consolidated Financial Statements for additional information.)

           Following is a geographical breakdown of the Company's auction sales for the third quarter and nine month periods ended September 30, 1994 and 1993 (in thousands):

                                For the Third Quarter               For the Nine Months
                                 Ended September 30,                Ended September 30,
                                ---------------------              ---------------------
                                  1994           1993                1994           1993
                                --------      --------             --------       --------
           North America        $ 21,526      $ 21,785             $405,075       $358,311
           Europe                 79,292        59,385              362,130        341,352
           Asia                    4,336         3,497               30,029        20,242
                                --------      --------             --------       --------
           Total                $105,154      $ 84,667             $797,234       $719,905
                                ========      ========             ========       ========

           For the quarter ended September 30, 1994, worldwide auction sales increased $20.5 million, or 24%, to $105.2 million. This increase was attributable to Europe, with growth of $19.9 million, or 34%, compared to 1993's third quarter.
           The increase in European sales is largely due to the success of the Old Master Paintings auction in the United Kingdom as well as several single-owner sales. Sales in Asia were $0.8 million higher when compared to 1993, while North American sales were down slightly. Differences in year-to-year exchange rates increased worldwide sales for the third quarter by $2.7 million. Excluding the impact of exchange rate movements, auction sales would have been $102.5 million for the third quarter, an increase of 21% compared to the prior year.

           For the nine months ended September 30, 1994, worldwide auction sales increased $77.3 million, or 11%, compared to the first nine months of 1993. North American sales increased $46.8 million, or 13%, over prior year levels. Auction sales in Europe increased $20.8 million, or 6%, in the nine month period while Asian sales increased $9.8 million, or 48%. The increase in worldwide auction sales for the first nine months reflects broad-based growth throughout a variety of collecting categories, with particular strength in single owner sales. Exchange rate movements did not materially impact nine month sales totals.

           Revenues from auction operations ("Auction") for the third quarter of 1994 increased $4.2 million, or 20%, and for the first nine months of 1994 increased $11.9 million or, 9%, over the comparable periods of the prior year. The increase in Auction revenues for both the third quarter and first nine months of 1994 was attributable to increased commissions (which are principally buyer's premium, vendor's commission and expense recoveries); the growth in commissions in both periods resulted from the greater volume of auction sales discussed above. Higher rates of commission realized during the first nine months of 1994 also contributed, to a lesser extent, to the growth in commission revenues over the prior year. The increase in commissions in the third quarter and first nine months of 1994 was offset, in part, by reductions in other revenue areas. The impact of translating revenues outside North America to U.S. dollars had a $0.7 million positive impact for the third quarter of 1994. Exchange rate movements did not have a material impact on revenues in the first nine months of 1994.

           Auction's operating expenses (which include direct costs of services, salaries and related costs, general and administrative expenses as well as depreciation and amortization) totalled $45.4 million for the third quarter of 1994; unfavorable movements in quarter-to-quarter exchange rates accounted for $1.2 million of the $3.5 million, or 8%, increase. Excluding exchange rate movements, Auction's operating expenses increased 5% when compared to the third quarter of 1993. The increase in third quarter operating expenses was primarily attributable to increased salaries and related costs as well as direct costs of services. Salaries and related costs increased $1.6 million, or 9%, in the third quarter of 1994; excluding the impact of foreign currency movements, salaries and related costs increased $1.1 million, or 6%. The quarter-to-quarter increase is principally due to salary increases offset, in part, by incentive compensation which, in 1993, was principally recorded in the fourth quarter. In 1994, incentive compensation is recorded in the second and fourth quarters, consistent with the flow of earnings. Direct costs of services, which consist largely of catalogue production, distribution and mailing costs, were up approximately $1.1 million, or 20%, in the third quarter of 1994; excluding the effects of movements in exchange rates, direct costs increased $0.9 million, or 16%. The increase in direct costs is largely due to the increased sales activity. Direct costs of services as a percentage of sales is down slightly in the third quarter of 1994 when compared to the same period of the prior year.

           For the first nine months of 1994, operating expenses totalled $146.7 million, an increase of $8.3 million, or 6%, over the previous year's first nine months. Exchange rate movements did not have a material impact on operating expenses in the first nine months of 1994. The increase in nine month Auction operating expenses was principally due to increases in salaries and related costs as well as direct costs of services offset, in part, by a decline in general and administrative costs. The increase in salaries and related costs of $6.9 million, or 13%, for the first nine months of 1994 is principally due to salary increases as well as the timing of incentive compensation, as discussed above. Excluding the impact of incentive compensation, salaries and related costs increased 10%. Direct costs of services were up approximately $3.0 million in the first nine months of 1994, resulting from the increased sales activity. Direct costs of services as a percentage of sales is flat for the first nine months of 1994 when compared to the same period in 1993. General and administrative expenses decreased $2.2 million, or 4%, for the first nine months of 1994. This decrease reflects lower levels of various provisions for reserves as well as cost control efforts in 1994 when compared to 1993.

           Income from inventory and other auction-related activities includes net gains on sales of inventory (including gains on sales of inventory obtained as a result of the auction process and the Company's share of earnings from the sale of inventory through the Acquavella Modern Art Partnership), net of provisions for writedowns of inventory to estimated realizable value. For the quarter ended September 30, 1994, inventory and other auction-related activities generated pre-tax income of $0.4 million, compared to 1993's third quarter where earnings were essentially flat. The increase in third quarter results was due to increased earnings from inventory sold during the period as well as a reduction in provisions to write down inventory to estimated net realizable value. For the nine months ended September 30, 1994, income from inventory and other auction-related activities totalled $1.1 million compared to a loss of $0.6 million in the comparable period of the prior year. The growth in nine month results is largely due to a reduction in provisions to write down inventory to estimated net realizable value and, to a much lesser extent, increased earnings from inventory sold during the period.

           Auction's operating loss decreased $1.1 million, or 5%, to $20.1 million for the quarter ended September 30, 1994. Excluding the impact of translating results outside North America to U.S. dollars, Auction's operating loss declined by $1.7 million. For the nine months ended September 30, 1994, Auction recorded operating income of $1.6 million, compared to an operating loss of $3.7 million in 1993. Exchange rate movements did not materially affect Auction operating income for the first nine months of 1994. North America generated Auction operating income of $7.1 million for September year-to-date, an increase of $3.1 million over the prior year. Europe's operating loss decreased by $2.0 million while results in Asia were $0.2 million better than the prior year.

           Auction's interest income, which is earned on short-term investments of excess cash, decreased in the first nine months of 1994 compared to 1993 due primarily to a lower level of invested funds in Europe when compared to the prior year. Interest expense decreased primarily due to a lower average level of commercial paper borrowings compared to the first nine months of 1993.

Financial Services

           Revenues from Financial Services increased to $2.6 million for the third quarter of 1994 from $1.8 million last year. For the first nine months of 1994, revenues from Financial Services increased to $6.6 million from $5.8 million in last year's first nine months. The growth in revenues for both the third quarter and nine month periods was primarily due to an increase in the average outstanding loan portfolio and, to a lesser extent, to higher rates of interest earned on outstanding loans. Average month-end portfolio balances were $132.6 million for the third quarter of 1994, compared to $107.2 million in 1993's third quarter. Average month-end portfolio balances were $124.1 million and $113.0 million for the first nine months of 1994 and 1993, respectively.

           For the third quarter of 1994, income before taxes increased $0.3 million from the comparable period in 1993. Higher third quarter revenues were offset, in part, by an increase in the net interest expense from Auction, which represents the cost of Auction funding a portion of the client loan portfolio. For the first nine months of 1994, income before taxes increased $0.8 million due largely to the increase in revenues discussed above as well as lower levels of bad debt reserves. These factors were offset, in part, by an increase in the net interest expense from Auction.

           In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan, or with recourse limited to the consigned works and to other works of art owned by the consignor but not pledged as security. As of September 30, 1994, $9.5 million of these consignor advances were outstanding (net of applicable reserves).

Real Estate

           Revenues from Sotheby's International Realty, Inc. ("Real Estate") for the third quarter of 1994 increased to $2.9 million from $2.2 million in 1993. Real Estate revenues for the first nine months of 1994 increased to $9.0 million, compared to $7.5 million in the same period of the prior year. The increase in both periods reflects a higher level of property sales when compared to the 1993 period. Real Estate's pre-tax income for the third quarter of 1994 was $0.3 million better than the prior year quarter. For the first nine months of 1994, Real Estate's income before taxes increased $0.6 million compared to 1993. The increase in both periods is due to the greater property sales volume offset, in part, by higher operating expenses.

Corporate

           Corporate expenses of $1.7 million for the third quarter of 1994 were down $0.4 million from the third quarter of 1993. Corporate expenses were $4.9 million in the first nine months of 1994 compared to $5.1 million in the first nine months of 1993. The decline in both periods is largely due to a decrease in professional fees.

Provision for Income Taxes

           The consolidated effective tax rate was 40% in the first nine months of 1994 and 1993.

Net Income(Loss) and Earnings(Loss) Per Share

           For the third quarter of 1994, the net loss decreased 9%, to $11.6 million, compared to a net loss of $12.7 million in the third quarter of 1993. For the first nine months of 1994, net income increased to $2.5 million, from a net loss of $1.3 million for the comparable period of the prior year. The loss per share for the third quarter of 1994 decreased to $0.21 from $0.23 for the third quarter of 1993. Earnings per share for the nine months ended September 30, 1994 totalled $0.04, compared to a loss per share of $0.02 in the first nine months of 1993.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's net debt position (total debt, which includes short-term borrowings and commercial paper less cash and cash equivalents) totalled $53.2 million at September 30, 1994, compared to a net cash position of $53.3 million at December 31, 1993. Working capital (current assets less current liabilities) at September 30, 1994 was $161.3 million compared to $124.0 million at December 31, 1993.

           The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $200 million of short-term notes pursuant to its U.S. commercial paper program, of which $71.0 million was issued and outstanding at September 30, 1994. The Company supports any short-term notes issued under its U.S. commercial paper program with committed credit facilities. Prior to August 3, 1994, the Company had $175 million available under committed revolving credit facilities and $30 million available under a line of credit; these arrangements were discontinued effective August 3, 1994, at which date the Company entered into a new Bank Credit Agreement which provides $300 million of committed available financing to January 31, 1998 (See Note 2).

           For the nine month period ended September 30, 1994, cash used by operating activities totalled $64.2 million compared to $27.4 million of cash provided by operations for the corresponding period of 1993. The Company's primary sources of liquidity for the first nine months of 1994 were derived from available cash balances, commercial paper and short-term borrowings, while the most significant cash uses were operations, net funding of the client loan portfolio and shareholder dividends. The Company's primary source of liquidity for the first nine months of 1993 was commercial paper, while the most significant cash requirements were operations and shareholder dividends.

           Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totalled $4.0 million for the first nine months of 1994 and $5.3 million for the first nine months of 1993.

           The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program and credit facilities will continue to be adequate to fund the client loan program, peak working capital requirements and other short-term commitments to consignors.

           The Company evaluates, on an ongoing basis, the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. Any significant alteration to these premises may require utilization of additional capital resources and review and approval by the Company's Board of Directors.

ITEM 6.           Exhibits and Reports on Form 8-K


                  (a)    Exhibits
                         None


                  (b)    Reports on Form 8-K
                         No report on Form 8-K has been filed for the quarter ended September 30, 1994.

                         SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES



                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of November, 1994, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                                              SOTHEBY'S HOLDINGS, INC.




                                          By:  THOMAS F. GANNALO
                                              ----------------------
                                              Vice President, Controller
                                              and Chief Accounting Officer