Form 10-Q/A
period 1994-09-30
SOTHEBYS HOLDINGS INC
filed 1994-11-16
CIK 823094

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

Net Income(Loss) and Earnings(Loss) Per Share

           For the third quarter of 1994, the net loss decreased 9%, to $11.5 million, compared to a net loss of $12.7 million in the third quarter of 1993. For the first nine months of 1994, net income increased to $2.5 million, from a net loss of $1.3 million for the comparable period of the prior year. The loss per share for the third quarter of 1994 decreased to $0.21 from $0.23 for the third quarter of 1993. Earnings per share for the nine months ended September 30, 1994 totalled $0.04, compared to a loss per share of $0.02 in the first nine months of 1993.


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