Form 10-K
SOTHEBYS HOLDINGS INC
filed 1995-03-31
CIK 823094

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
  OF 1934 (FEE REQUIRED)
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (810) 646-2400 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                       ON WHICH REGISTERED
----------------------------------------  -------------------------------------
Class A Limited Voting Common Stock,            New York Stock Exchange
           $0.10 Par Value                       London Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.        YES  ....X....  NO  ........

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 9, 1995, the aggregate market value of the 36,773,641 shares of Class A Limited Voting Common Stock held by non-affiliates of the registrant was $386,123,231, based upon the closing price ($10 1/2) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Limited Voting Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 9, 1995, there were outstanding 37,031,988 shares of Class A Limited Voting Common Stock and 18,804,017 shares of Class B Common Stock, freely convertible into 18,804,017 shares of Class A Limited Voting Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual shareholders report for the year ended December 31, 1994 are incorporated by reference into Parts I and II.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is the world's preeminent auctioneer of art, antiques and collectibles, offering property in over 70 collecting categories, among them paintings, jewelry, decorative arts and books. The worldwide auction business is conducted through a division known as "Sotheby's" and consists of three principal operating units: Sotheby's North and South America ("Sotheby's, Inc."), Sotheby's Europe and Sotheby's Asia. In addition to auctioneering, the Company is engaged in two other lines of business: art-related financing and the marketing and brokering of luxury real estate.

    The Company believes it is one of the world's leaders in art-related financing. The Company lends money secured by consigned art to clients in order to facilitate their bringing property to auction. In addition, a portion of the Company's loan portfolio consists of loans to collectors, dealers and museums secured by collections not presently intended for sale.

    The Company, through its subsidiary, Sotheby's International Realty, Inc., is engaged in the marketing and brokering of luxury residential real estate.

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

    Additional information relating to the Company's business segments and the geographic areas in which the Company operates appears in Note C to the Company's Consolidated Financial Statements in the Annual Shareholders Report for the year ended December 31, 1994 (the "Annual Report"), which is incorporated herein by reference.

THE AUCTION BUSINESS

    Transactions in the world art market are effected through numerous dealers, the two major auction houses and smaller auction houses and also directly between collectors. Although dealers and smaller auction firms do not report sales, the Company believes that dealers account for the majority of the volume of transactions in the world art market.

    The Company and Christie's International Plc, a publicly held company in the United Kingdom ("Christie's"), are the two largest art auction houses in the world. The Company conducted aggregate auction sales in 1994 of $1.33 billion (approximately B.P.868 million). Christie's aggregate auction sales in 1994 were approximately $1.26 billion (B.P.820 million reported). The auction sales of the next largest art auction house, Phillips Son & Neale, were approximately $140 million (B.P.91 million reported) for the year ended December 31, 1994.

    The Company auctions a wide variety of property, including fine art, jewelry, decorative art and rare books. In an approximate breakdown of 1994 auction sales by type of property, fine art accounted for approximately $613 million, or 46%, of auction sales; decorative art accounted for approximately $450 million, or 34%, of auction sales; and jewelry, rare books and other property accounted for approximately $267 million, or 20%, of auction sales.

    Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company's principal role as an auctioneer is to identify, evaluate, appraise and authenticate works of art through its international staff of experts, to stimulate purchaser interest through professional marketing techniques and to match sellers and buyers through the auction process.

    In its role as auctioneer, the Company normally functions as an agent accepting property on consignment from its selling clients. The Company conducts its auctions as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payments. The Company frequently releases property sold at auction to buyers, primarily dealers, before the Company receives payment. In such event, if the purchased property is not within Sotheby's control at the time payment is to be made to the seller, the Company will pay the seller for the net sale proceeds for that property, even if the Company has not received payment from the buyer.

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

    Occasionally, the Company acts as a principal in connection with the sale of property. For example, the Company acts as a principal through its participation in Acquavella Modern Art (the "Partnership" or "AMA"), a partnership consisting of a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. ("ACA"). The total net assets of the Partnership consist principally of inventory. The Company reflects its 50% interest in the net assets of the Partnership as investment in partnership, which totalled $44.3 million and $45.7 million at December 31, 1994 and 1993, respectively. According to the terms of the Partnership agreement, each partner has a 50% interest in the earnings of the Partnership and all cash available for distribution was initially distributed to the Company until the Company received $270.3 million, together with a return equal to the prime rate (as defined). Cash distributions now are being made on a 50-50 basis per the terms of the partnership agreement. To the extent that the Partnership requires working capital, the Company has agreed to lend the same to the Partnership. Any amounts loaned to the Partnership by the Company would bear interest, compounded monthly, at the prime rate, plus 1%. As of December 31, 1994, no amounts had been loaned to the Partnership. See Note F to the Consolidated Financial Statements in the Annual Report.

    All buyers pay a premium (known as the buyer's premium) to the Company on auction purchases. The buyer's premium in North America is 15% of the hammer price on all items sold for $50,000 or less, and 15% of the first $50,000 for items sold for a price in excess of that amount and 10% on the remainder of the purchase price. Generally, similar structures apply throughout most of the remainder of Sotheby's auction operations. Beginning in 1995, as changes in the Value Added Tax (VAT) are implemented throughout Europe, the Company's commissions may be adjusted to reflect such changes. A selling commission, which can vary depending on the sale location, type of seller (for example, dealers) and the selling price of the property, is charged to the seller. In situations involving major individual works of art, collections or collectors, the selling commission tends to be negotiated to a level below that which otherwise would apply. Christie's recently announced a change in the seller's commission to "a non-negotiable sliding scale of charges" to clients, depending on the annual consignment amount. The Company is studyng the implications of these changes.

    The Company's operating revenues are significantly influenced by a number of factors not within the Company's control, including: the overall strength of the international economy, in particular, the economies of the United States, the United Kingdom, the major countries of continental Europe and Asia, principally Japan and Hong Kong; political conditions in various nations; the presence of export and exchange controls; taxation of sales and donation of auctioned property; competition; and the amount of property being consigned to art auction houses.

    The Company's business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. See "Management's Discussion and Analysis of Results of Operations and Financial
Condition--Seasonality" in the Annual Report.

THE AUCTION MARKET

    Competition in the world art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale. The Company's primary auction competitor is Christie's.

    The owner of a work of art wishing to sell it has three options: sale or consignment to, or private brokerage by, an art dealer; consignment to, or private sale by, an auction house; or private sale to a collector or museum without use of an intermediary. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust.

    A complex array of factors influence the seller's decision. These factors include: the level of expertise of the dealer or auction house with respect to the property; a prior relationship between the seller and the firm; the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category; the amount of cash offered by a dealer or other purchaser to purchase the property outright compared with the estimates given by auction houses; the time that will elapse before the seller will receive sale proceeds; the desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers); the amount of commission proposed by dealers or auction houses to sell a work on consignment; the cost, style and extent of presale marketing and promotion to be undertaken by a firm; recommendations by third parties consulted by the seller; personal interaction between the seller and the firm's staff; and the availability and extent of related services, such as a tax or insurance appraisal and short-term financing. The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art experts, or management have established with potential sellers.

    It is not possible to measure the entire world art market or to reach any conclusions regarding overall competition because dealers and smaller auction firms do not report sales. Based on the reported sales of the Company and Christie's during each of the last 10 years, the Company has been and remains the world leader in auction sales of art and related objects.

  Regulation

    Regulation of the auction business varies from jurisdiction to jurisdiction. Such regulations do not impose a material impediment to the worldwide business of the Company.

    In February 1990, certain members of the Assembly of the State of New York, the jurisdiction where the Company's principal U.S. auctions are held, initiated an inquiry with respect to the business practices of auction houses, museums and art dealers, including the Company. Each year since 1990, the Assemblymen have reintroduced proposed legislation which, if enacted, would substantially alter the manner in which the Company's auction business in New York is conducted. To date, no legislation has been enacted by the State of New York.

THE FINANCE BUSINESS

    The Company arranges financing secured by works of art and other personal property owned by its customers. The Company's finance operations are conducted through its wholly-owned subsidiary, Sotheby's Financial Services, Inc.

    The Company generally makes two types of art-related loans: (1) advances to consignors who are contractually committed, in the near term, to sell property at auction; and (2) term loans to collectors, museums or dealers secured by property not intended for sale. The loans are generally made with full recourse to the borrower. In certain instances, consignor advances are made with recourse limited to the works of art consigned for sale and pledged as security for the loan, or with recourse limited to the consigned works and to other works of art owned by the consignor, but not pledged as security. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The term loan allows the Company to establish or enhance a mutually beneficial relationship with major dealers and collectors. Term loans generally have a maturity of one year. The Company's loans generally are variable interest rate loans.

    The Company reviews its loan portfolio on a quarterly basis. Each loan is categorized based on the current estimated realizable value of collateral securing the loan. When management believes that the estimated realizable collateral value has fallen below the principal amount of a loan or when the borrower is in default, the loan becomes subject to more frequent monitoring. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the shortfall may not be collectible from the borrower. With respect to any such loan, the amount of the applicable reserve is adjusted quarterly to reflect the portion of the loan that the Company believes may become uncollectible. See Note D to the Consolidated Financial Statements in the Annual Report.

    The Company funds its finance operations through internally generated funds, through the issuance of U.S. commercial paper and through its bank credit lines. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" and Note H to the Consolidated Financial Statements in the Annual Report.

  Competition

    A considerable number of conventional lending sources offer loans at a lower cost to borrowers than those offered by the Company. However, the Company believes that, with the exception of Christie's, few other lenders are as willing to accept works of art as sole collateral. The Company believes that its financing alternatives are attractive to clients who wish to obtain liquidity from their art assets for various reasons, despite the comparatively higher interest rates charged by the Company.

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

  Regulation

    The real estate brokerage business is subject to regulation in most jurisdictions in which SIR operates. Typically, individual real estate brokers and brokerage firms are subject to licensing requirements. SIR is registered to conduct business in 31 states and maintains real estate brokerage licenses in 12 states. In other jurisdictions, SIR acts as an exclusive marketing agent providing services to licensed real estate brokers.

PERSONNEL

    At December 31, 1994, the Company had 1,558 employees: 646 located in North America; 661 in the United Kingdom and 251 in the rest of the world. The following table provides a breakdown of employees by operational areas as of December 31, 1994:

    OPERATIONAL AREA                                       NUMBER OF EMPLOYEES
--------------------------------------------------------   -------------------
Auction.................................................          1,406
Realty..................................................             54
Other (Corporate, Financial Services, Education,
Restoration)............................................             98
                                                                  -----
      Total.............................................          1,558
                                                                  -----
                                                                  -----

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

    The Company considers various alternatives for the realization of the value of the right to purchase the fee interest in the York Property. Additionally, the Company is studying how best to satisfy its demand for additional office and auction space.

    Under an agreement with Taubman York Avenue Associates, Inc. ("Associates"), Associates has agreed that it will assist York in developing and financing a new, mixed-use tower (the "New Tower") over the existing four-story building on the York Property, should a decision be made to proceed with such development. Sotheby's, Inc. has structured the transaction to isolate the financial exposure of the Company with respect to development of the New Tower in one subsidiary, namely, York. A. Alfred Taubman, the Company's Chairman and largest shareholder, is presently the sole shareholder of Associates. See Note J to the Consolidated Financial Statements in the Annual Report.

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

    In connection with the development of the York Property, York has incurred certain pre-development costs which have been financed in part by a demand note payable to Associates. See Note H to the Consolidated Financial Statements in the Annual Report.

    SIR leases approximately 10,900 square feet of office space at 980 Madison Avenue, New York, New York, from unaffiliated parties under leases expiring in 2001. SIR also leases satellite office space at a number of locations, totalling another 11,200 square feet.

OVERSEAS PROPERTIES

    The Company's U.K. operations are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's (U.K.) are located. Additional salesrooms are located in proximity to New Bond Street. The total net usable floor area amounts to approximately 124,000 square feet. The Company owns or holds long-term leasehold interests in approximately 75% of these properties by area, the balance being held on leases with remaining terms of less than 20 years. In addition, 50,000 square feet of warehouse space is leased at King's House in West London. The Company also owns a salesroom in Sussex where it conducts satellite auctions.

    The Company also leases office space in various locations throughout continental Europe, including Amsterdam, Frankfurt, Geneva, Madrid, Milan, Munich, Paris and Zurich; in Asia, including Hong Kong, Seoul, Singapore and Tokyo; and in South America.

    In management's opinion, the Company's worldwide premises are generally adequate for the current conduct of its business. However, the Company evaluates, on an ongoing basis, the adequacy of its premises for the requirements of the present and future conduct of its business, with particular focus on its major auction locations. The Company has explored different options for new auction facilities in New York City, including the Alexander's building in mid-town Manhattan, but there is no assurance that a change will be made. If there is a change, the Company would use capital resources; and the Company believes that it has adequate capital resources available from operations, commercial paper and existing credit facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1994.

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

    The quarterly price ranges on the New York Stock Exchange of the Class A Common Stock and dividends per share for 1994 and 1993 are shown in the following schedules:

                                                             1994]
                                                        ----------------           CASH DIVIDEND
    QUARTER ENDED                                    HIGH              LOW           DECLARED
----------------------------------------------   -------------    -------------    -------------
March 31......................................   $      19 1/2    $      15 3/8        $ .06
June 30.......................................          18 3/8           11 7/8          .06
September 30..................................          13 1/4           12              .06
December 31...................................          13               10 3/4          .06

                                                              1993
                                                        ----------------           CASH DIVIDEND
    QUARTER ENDED                                    HIGH              LOW           DECLARED
----------------------------------------------   -------------    -------------    -------------
March 31......................................   $      14 1/4    $      12 1/4        $ .15
June 30.......................................          14 7/8           11 3/8          .15
September 30..................................          13 1/8           10 3/4          .06
December 31...................................          17 1/4           11 3/4          .06

    The number of holders of record of the Class A Common Stock as of March 9, 1995 was 1,418. The number of holders of record of the Class B Common Stock as of March 9, 1995 was 40.

ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data on page 19 of the Annual Report are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 20 through 24 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements on pages 25 through 38 of the Annual Report are incorporated herein by reference.

    The Independent Auditors' Report on page 39 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    All directors of the Company are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. As of March 24, 1995, the directors and executive officers of the Company (including certain officers of certain principal subsidiaries and divisions) are as follows:

    NAME                                     AGE                 PRESENT TITLE
------------------------------------------   ---   ------------------------------------------
A. Alfred Taubman.........................   70    Chairman and Director
Max M. Fisher.............................   86    Vice Chairman and Director
Lord Camoys...............................   54    Deputy Chairman and Director
Viscount Blakenham........................   57    Director
Walter J. P. Curley.......................   72    Director
The Rt. Hon. The Earl of Gowrie...........   55    Director
The Marquess of Hartington................   50    Director
Leslie H. Wexner..........................   57    Director
Michael L. Ainslie........................   51    Director; Chairman, Sotheby's
                                                   International Realty
George Bailey.............................   41    Managing Director, Sotheby's Europe
Kevin A. Bousquette.......................   37    Senior Vice President and Chief Financial
                                                     Officer
Diana D. Brooks...........................   44    Director; President and Chief Executive
                                                     Officer
Simon de Pury.............................   43    Chairman, Sotheby's Europe
William F. Ruprecht.......................   39    Managing Director, Sotheby's North and
                                                     South America
R. Julian de la M. Thompson...............   53    Director; Chairman, Sotheby's Asia
Henry Wyndham.............................   41    Chairman, Sotheby's (U.K.)
Mitchell Zuckerman........................   48    President, Sotheby's Financial Services,
                                                   Inc.

    Mr. Taubman is a private investor. Since 1983, Mr. Taubman has been the largest shareholder, Chairman and a director of the Company. He is Chairman of Taubman Centers, Inc., a company engaged in the regional retail shopping center business. Mr. Taubman is also Chairman of the Board of Woodward & Lothrop Holdings, Inc. and a director of Woodward & Lothrop Incorporated, a department store company, both of which filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in January 1994. Mr. Taubman is also a director of Live Entertainment of Canada, Inc.

    Mr. Fisher is a private investor and has been Vice Chairman of the Company since 1986 and a director of the Company since 1983. Mr. Fisher is a director of Comerica Bank.

    Lord Camoys became a director of the Company in October 1993 and assumed the role of Deputy Chairman of the Company effective April 1, 1994. Since 1989, he has been Deputy Chairman of Barclays de Zoete Wedd Holdings Limited, the international investment banking arm of Barclays Group. Lord Camoys is a director of 3i Group plc, an investment group, and Perpetual Group plc and is Deputy Chairman of National Provident Institution.

    Lord Blakenham became a director of the Company in 1987. Since 1961 he has served in various executive positions with Pearson plc, a British media company that serves worldwide information, education and entertainment markets and which has a substantial interest in the three Lazard investment banking firms. He has been Executive Chairman of Pearson plc since 1983. Lord Blakenham is a Managing Director of Lazard Brothers & Co., Limited, an investment banking firm, and the non-executive Chairman of MEPC, plc, a commercial real estate investment and development company.

    Mr. Curley has been a director of the Company since April 1993. From 1989 to March 1993, Mr. Curley served as U.S. Ambassador to France. Prior to 1989, Mr. Curley was U.S. Ambassador to Ireland, was a partner of J.H. Whitney & Co., and was a principal in his own private venture capital investment firm, W.J.P. Curley. Mr. Curley is a director of American Exploration Company, an oil and gas exploration and development company, and The France Growth Fund, a closed end investment company. He is also a member of the International Advisory Committee of Compagnie Financiere de Paribas, an international bank, Chairman of the French American Foundation and President of the Curley Land Company, a family real estate company.

    Lord Gowrie has been a director of the Company since 1985 and served as chairman of Sotheby's Europe from 1992 through 1993. From 1988 through 1991, Lord Gowrie served as chairman of Sotheby's (U.K.), which then encompassed the United Kingdom, Europe, Asia and Australia. Lord Gowrie was appointed chairman of the Arts Council, effective April 1994 and also serves as a director of the Ladbroke Group PLC, an entertainment and leisure company.

    The Marquess of Hartington became a director of the Company in September 1994. He serves as a director of a number of private companies, including the management of Chatsworth and estates in Derbyshire, Yorkshire and Sussex. Since 1989, he has been Senior Steward(Chairman) of the Jockey Club. In June 1993, he was appointed Chairman of the British Horseracing Board.

    Mr. Wexner has been a director of the Company since 1983. Since 1963, he has been President and Chairman of The Limited, Inc., which is one of the leading women's apparel specialty stores and mail order retailers in the United States.

    Mr. Ainslie is the Chairman of Sotheby's International Realty and has been a director of the Company since 1984. He served as the President and Chief Executive Officer of the Company from 1984 to April, 1994.

    Mr. Bailey was appointed Managing Director of Sotheby's Europe in January 1994. From 1992 through 1993, he served as director of business development, Sotheby's Europe. From 1987 to 1992, Mr. Bailey was the director of operations, Sotheby's (U.K.). Mr. Bailey joined Sotheby's in 1979.

    Mr. Bousquette has been Senior Vice President and Chief Financial Officer of the Company since April 1993. From 1985 to 1992, Mr. Bousquette was an executive at Kohlberg Kravis Roberts & Co., L.P., a merchant banking firm, and a limited partner of KKR Associates, L.P.

    Ms. Brooks was appointed President and Chief Executive Officer of the Company in April 1994. From March 1993 until April 1994, Ms. Brooks served as President and Chief Executive Officer of Sotheby's, the Company's worldwide auction business. She has been Chief Executive Officer of Sotheby's, Inc. since 1990 and President of Sotheby's, Inc., responsible for North and South American operations, since 1987. Ms. Brooks joined the Company in 1980 and has been a director since 1992.

    Mr. de Pury was appointed Chairman of Sotheby's Europe in January 1994. He served as Deputy Chairman of Sotheby's Europe from 1992 through 1993. From 1988 to 1991, he served as Deputy Chairman of Sotheby's (U.K.), directly responsible for European development. Mr. de Pury joined the Company in 1975. From 1975-1979 he performed several functions within the Company, among them opening the Geneva office. Mr. de Pury rejoined the Company in 1986 as Managing Director, Sotheby's International, Inc., responsible for all continental European offices.

    Mr. Ruprecht was appointed Executive Vice President and Managing Director of Sotheby's, Inc. in February 1994. From 1992 to February 1995 Mr. Ruprecht served as Director of Marketing for the Company worldwide and also oversaw a number of expert departments. From 1986 to 1992, he served as director of marketing for Sotheby's, Inc. Mr. Ruprecht joined the Company in 1980.

    Mr. Thompson has been a director of the Company since 1983 and Chairman of Sotheby's Asia since 1992. From 1988 to 1991 he was Deputy Chairman of Sotheby's (U.K.), directly responsible for development in Asia.

    Mr. Wyndham became Chairman of Sotheby's (U.K.) in February 1994. Since prior to 1989, he was a partner of the St. James Art Group, an art dealing business.

    Mr. Zuckerman has been President of Sotheby's Financial Services, Inc., since 1988. From June 1986 until 1989, he served as Senior Vice President, Corporate Development of the Company. Mr. Zuckerman joined the Company in 1979.

    Based on the Company's review of the filings made by the Company's directors and executive officers under Section 16 of the Securities and Exchange Act of 1934, all transactions in and beneficial ownership of the Company's equity securities were reported in a timely manner, except that Michael Ainslie, Diana Brooks, Simon de Pury, and Julian Thompson were approximately two weeks late in making their respective Form 5 filings.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company during 1994 for each of the last three years.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM      ALL OTHER
                                        ANNUAL COMPENSATION              COMPENSATION   COMPENSATION(15)
                             -----------------------------------------   ------------   ------------
                                                                            SHARES
                                                                          UNDERLYING
   NAME AND PRINCIPAL                                     OTHER ANNUAL     OPTIONS
   POSITION                  YEAR    SALARY    BONUS(6)   COMPENSATION       (#)
---------------------------  ----   --------   --------   ------------   ------------
Diana D. Brooks............  1994   $500,000   $276,000(7)   $  7,200(12)   250,000       35,150
President and Chief          1993    400,000    233,000(7)      8,640(12)   250,000       34,250
  Executive Officer          1992    280,000    255,000(7)                                23,000
Michael L. Ainslie(1)......  1994   $430,000   $      0      $  4,200(12)                 23,292
Director and Chairman        1993    430,000          0        16,800(12)    75,000       19,708
  Sotheby's International    1992    430,000    101,000       224,325(13)                 26,500
  Realty
Kevin A. Bousquette(2).....  1994   $330,000   $104,000      $  6,000(12)                 20,450
Senior Vice President and    1993    239,808     70,000                     150,000        7,500
  Chief Financial Officer
Simon de Pury(3)...........  1994   $322,142   $160,000(8)   $ 10,597(12)    66,000       47,480
Chairman, Sotheby's Europe   1993    243,180    190,000(8)                  100,000       30,469
                             1992    230,106     80,000                      14,000       34,515
William F. Ruprecht(4).....  1994   $225,000   $157,500(9)   $      0        25,500       17,656
Managing Director,           1993    200,000    165,000(9)          0       100,000       17,455
  Sotheby's North and South  1992    142,000    112,500(9)          0        12,000       11,925
  America
Henry Wyndham(5)...........  1994   $183,960   $137,390(10)  $ 46,400(14)    75,000        4,404
Chairman,                    1993               150,000(11)         0
  Sotheby's (U.K.)

------------

 (1) Mr. Ainslie resigned as President and Chief Executive Officer of the Company effective April 1, 1994 and as an employee, effective December 31, 1994.

 (2) Mr. Bousquette joined the Company in April 1993.

 (3) Mr. de Pury served as Deputy Chairman of Sotheby's Europe in 1993. He assumed the position of Chairman of Sotheby's Europe on January 1, 1994.

 (4) Mr. Ruprecht was appointed Executive Vice President and Managing Director of Sotheby's North and South America in February 1994.

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
 (5) Mr. Wyndham joined the Company as Chairman, Sotheby's (U.K.), effective January 1994.

 (6) 1994 bonus amounts include cash paid in 1995 in respect of 1994 performance.

 (7) The 1994 bonus amount includes a payment of $30,000, representing the balance of a special bonus awarded to senior officers to reflect the fact that salaries had been frozen since January 1990 and a deferred bonus of $46,000 paid for services rendered in connection with the acquisition of Matisse and the management of AMA. The 1993 bonus amount includes a payment of $60,000 representing part of such special bonus and a deferred bonus of $23,000 paid for services rendered in connection with the acquisition of Matisse and the management of AMA. The 1992 bonus amount includes a payment of $30,000 representing part of the special bonus and also includes a deferred bonus of $75,000 paid in connection with the acquisition of Matisse and the management of AMA.

 (8) The 1994 bonus amount includes a payment of $60,000, representing the balance of a special bonus awarded to senior officers to reflect the fact that salaries had been frozen since January 1990. The 1993 bonus amount also includes a payment of $60,000, representing part of such special bonus awarded.

 (9) The 1994 bonus amount includes a payment of $37,500, representing the balance of a special bonus awarded to senior officers to reflect the fact that salaries had been frozen since January 1990. The 1993 bonus amount also includes a payment of $75,000, representing part of such special bonus awarded. The 1992 bonus amount includes a payment of $37,500, representing part of the special bonus.

(10) The 1994 bonus amount includes a supplemental payment of $45,990 to be paid each of the first three years of Mr. Wyndham's employment, in accordance with the terms of his employment agreement.

(11) The 1993 bonus amount is a one-time signing bonus per Mr. Wyndham's employment agreement.

(12) Car allowance.

(13) Includes car allowance and, in accordance with the terms of Mr. Ainslie's employment agreement, a payment of $207,525 in respect of stock options exercised in 1992 ($0.15 per share).

(14) Housing allowance.

(15) The amounts disclosed in this column for 1994 include:

    (a) Company contributions of the following amounts under the Retirement Savings Plan: $7,500 on behalf of Ms. Brooks, $8,958 on behalf of Mr. Ainslie, $5,850 on behalf of Mr. Bousquette and $6,481 on behalf of Mr. Ruprecht.

    (b) Company contributions of the following amounts under benefit equalization agreements: $27,650 on behalf of Ms. Brooks, $14,333 on behalf of Mr. Ainslie, $14,600 on behalf of Mr. Bousquette and $11,175 on behalf of Mr. Ruprecht.

    (c) a Company contribution under the Switzerland plan of $47,480 on behalf of Mr. de Pury.

    (d) a Company contribution under the UK pension plan of $4,404 on behalf of Mr. Wyndham.

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

    The Audit and Compensation Committee of the Company's Board of Directors (the "Committee"), in its discretion (based on each employee's performance and expected future contribution to the Company), selects the employees eligible to participate in the Plan. Under the U.K. Sub-Plan, options may only be granted to a director or employee of the Company, or any of its subsidiaries, who is a U.K. resident, and only if the resident devotes at least 25 hours per week, in the case of a director, or 20 hours per week, in the case of an employee who is not a director, to his or her duties, subject to certain other limitations.

    The Committee, in its discretion, determines the number of options to be granted to an employee. Under the U.K. Sub-Plan, a U.K. resident may not receive options for shares under the U.K. Sub-Plan with aggregate exercise prices (converted to their pound sterling equivalent at the date of grant) exceeding the greater of B.P.100,000 or four times relevant compensation during the current or preceding year. The exercise price of an option is determined by the Committee at the date of grant, and may not be less than the fair market value of the underlying shares as of the date of grant. Only options on shares of Class B Common Stock can be granted under the Plan and Class B Common Stock can be fully converted into shares of Class A Common Stock.

    An optionee may exercise an option granted prior to October 1992 to the extent of one-third of the number of shares subject to the option in each of the fourth, fifth and sixth years of employment after the date of the grant of the option on a cumulative basis, although the Committee has the discretion to accelerate the exercise dates of options to a date, in the case of an option granted under the U.K. Sub-Plan subsequent to July 3, 1991, not earlier than the third anniversary of the date of grant and, in the case of any other option, not earlier than six months and one day after the relevant date of grant.

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

    The following table sets forth information regarding option grants to the named executive officers in 1994:

                             OPTION GRANTS IN 1994

                                                                                       POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED ANNUAL
                                                                                       RATES OF STOCK PRICE
                                                                                      APPRECIATION FOR OPTION
                                                 INDIVIDUAL GRANTS                            TERM(3)
                                ---------------------------------------------------   -----------------------
                                NUMBER OF     PERCENT OF
                                  SHARES     TOTAL OPTIONS
                                UNDERLYING    GRANTED TO     EXERCISE
                                 OPTIONS     EMPLOYEES IN    PRICE PER   EXPIRATION
   NAME                          GRANTED         1994          SHARE        DATE          5%          10%
------------------------------  ----------   -------------   ---------   ----------   ----------   ----------
Diana D. Brooks...............    250,000(1)     27.09%       $ 16.50       1/23/04   $2,594,190   $6,574,188

Simon de Pury.................     66,000(1)      7.15%       $ 16.50       1/23/04   $  684,866   $1,735,586

William F. Ruprecht...........      8,000(1)      0.87%       $ 16.50       1/23/04   $   83,014   $  210,374

Henry Wyndham.................     75,000(2)      8.13%       $ 16.50       1/23/04   $  778,257   $1,972,256

------------

(1) These options will vest and become exercisable to the extent of one-fifth of the number of shares subject to the option on each of the first, second, third, fourth and fifth anniversary of the date of grant.

(2) These options will vest and become exercisable to the extent of three-fifths of the number of shares subject to the option on the fourth anniversary of the date of grant and to the extent of an additional one-fifth of the number of the shares subject to the option on each of the fourth and fifth anniversaries of the date of grant.

(3) The actual value, if any, that may be realized by each individual will depend on the closing price of the Class A Common Stock on the NYSE on the day preceding the exercise date. The option term for these option grants is ten years. The appreciation rates used in the table are provided to comply

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page) with Item 402(c) of Regulation S-K and do not necessarily reflect the views of management as to the potential realizable value of options.

    The following table provides information on option exercises in 1994 by the named executive officers and year-end option values for unexercised options held by the named executive officers:

         AGGREGATED OPTION EXERCISES IN 1994 AND YEAR-END OPTION VALUES

                                                                                             VALUE OF UNEXERCISED
                                     SHARES                    NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                                    ACQUIRED                    OPTIONS AT YEAR-END               AT YEAR-END
                                   ON EXERCISE    VALUE     ---------------------------   ---------------------------
    NAME                               (#)       REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------  -----------   --------   -----------   -------------   -----------   -------------
Michael L. Ainslie...............       0           $0         15,000              0        $     0        $     0
Kevin A. Bousquette..............       0           $0         30,000        120,000        $     0        $     0
Diana D. Brooks..................       0           $0        118,000        460,000        $     0        $     0
Simon de Pury....................       0           $0         40,000        160,000        $     0        $     0
William F. Ruprecht..............       0           $0         44,000         50,000        $17,500        $26,250
Henry Wyndham....................       0           $0              0         75,000        $     0        $     0

    See Note K to the Consolidated Financial Statements in the Annual Report for additional information about the Plan.

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

  U.K. Pension Plan

    Sotheby's (U.K.) maintains a funded defined benefit pension plan for its employees who are U.K. residents.

                                 PENSION TABLE

                                  YEARS OF SERVICE
REMUNERATION     --------------------------------------------------
   (B.P.)          15         20         25         30         35
------------     ------     ------     ------     ------     ------
   40,000        10,000     13,333     16,667     20,000     23,333
   60,000        15,000     20,000     25,000     30,000     35,000
   80,000        19,200     25,600     32,000     38,400     44,800

    Henry Wyndham is the only named executive officer who participates in the plan and has one credited year of service with the Company.

    Pension benefits under the plan for employees contributing 4% of salary are 1/60th of the employee's final pensionable salary for every year of service up to a maximum of 40 years. For participants contributing 2% of salary, the benefits accrue at half of the rate indicated above. Benefits are paid monthly commencing at retirement, which is at age 60, although the Company may elect to continue employment of the individual after that date, and if the Company agrees, the employee may elect to make further contributions until the age of
65. The compensation covered by the plan is the employee's pensionable earnings (subject to the limitation described below), which includes "Salary", but excludes "Bonus" and "Other Annual Compensation" disclosed in the Summary Compensation Table.

    The plan also provides for a death benefit in the amount of four times the employee's base salary at the time of death plus the refund of the employee's contributions to the plan and provides for a pension to be paid to the employee's spouse of 33 1/3%, or proportionately less if the employee has elected to contribute at the reduced rate, of the employee's base salary at the date of death.

    The above table sets forth the estimated annual benefits (in pounds sterling) payable upon retirement under the plan assuming the employee contributes at 4% of base salary. Current Inland Revenue regulations limit the pensionable salary with respect to which pension benefits may be based to a maximum of B.P.76,800.

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

    Mr. de Pury is the only named executive officer who participates in the plan. A total of SF 65,000 ($47,480) contributed in 1994 by the Company on behalf of Mr. de Pury is included in the Summary Compensation Table.

  Bonuses

    The Company's officers are eligible to receive incentive bonuses. Bonuses are recommended by management and approved by the Committee. Actual awards are a function of the Company's after-tax worldwide profit and the individual's performance.

    In view of a 36-month salary freeze for senior officers of the Company beginning in 1990, supplemental compensation was approved in 1992 for selected officers as an alternative to market-based salary adjustments. Once granted, these awards were paid in four semiannual payments, with each payment contingent upon the employee's continued employment. The final payment was made in February 1994. Bonuses awarded to the named executives have been included in the Summary Compensation Table.

    Effective January 1, 1995, the Company has adopted a new bonus program, for certain employees, based upon the achievement of both Company and individual objectives. Positions within the Company have been separated into salary grades, with bonus opportunities (expressed as a percentage of salary) gradually increased through the grades. Within each grade there is a range from a "minimum" to a "maximum" bonus target. The bonus amount will be subject to the overall approval of the Compensation Committee with respect to all participants, and to specific approval with regard to senior management. Targets will be set each year by senior management between the "minimum" and "maximum" (100%). Targets and bonus opportunities will be communicated to employees at the beginning of each year.

    As in the past, every supervisor will conduct an employee review. However, as part of the review, the supervisor and the employee will determine future objectives against which the employee's performance will be measured. Seventy-five percent (75%) of an employee's target will be based upon individual and departmental performance; the other 25% will be based on the worldwide corporate performance. If all objectives are met, the employee will receive 100% of the bonus target amount. If performance exceeds all goals, up to 125% of the target can be paid. In addition, the program allows the Committee the discretion to address exceptional performance and unusual circumstances.

  Benefit Equalization Agreements

    The total annual contributions to the Company's Retirement Savings Plan are subject to certain limitations under the Code and ERISA for each participant. Officers (generally senior vice presidents and above) of the Company and its U.S. subsidiaries who are affected by such limitations may enter into agreements pursuant to which their salaries will be reduced, and the Company will maintain accounts on their behalf, in the amount of the difference between (i) the aggregate amount of contributions that would have been made to the Retirement Savings Plan in the absence of the limitations, and (ii) the aggregate amount of contributions actually made to the plan. Amounts deferred are credited with the same earnings yield credited to contributions made to the fixed income fund maintained under the Retirement Savings Plan. Benefits under these unfunded agreements are paid to a participant one year following the participant's termination of employment with the Company, unless the participant elects to defer receipt of payment. Amounts deferred by the named executives of the Company pursuant to benefit equalization agreements in 1994 have been included in the Summary Compensation Table.

COMPENSATION OF DIRECTORS

    Each director of the Company who is not an executive officer of the Company receives an annual retainer fee of $15,000, plus a fee of $1,000 for each Board meeting attended by such director, and a fee of $500 for each committee meeting ($1,000 for the chairman of the committee) attended by such director, in addition to reimbursement of expenses.

CERTAIN EMPLOYMENT ARRANGEMENTS

    In October 1993, the Company entered into an agreement with Henry Wyndham regarding his employment as Chairman of Sotheby's (U.K.), which began on February 1, 1994. At that time, Mr. Wyndham received a bonus of B.P.100,000. Mr. Wyndham's annual salary will be up to B.P.130,000 for the first three years, and thereafter not less than B.P.130,000. In addition, for each of the first three years, Mr. Wyndham will receive a non-pensionable salary supplement of B.P.30,000 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 9, 1995 regarding the beneficial ownership of the Company's Class A and Class B Common Stock by its directors, named executive officers and 5% shareholders. The Company has relied upon information supplied by its officers, directors and certain shareholders and upon information contained in filings with the Securities and Exchange Commission. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock. Accordingly, under the applicable rules of the Securities and Exchange Act of 1934, holders of Class B Common Stock are deemed to own an equal number of shares of Class A Common Stock. For purposes of the calculation of the percentage of each class that each named officer, director and 5% shareholder beneficially owns, the number of shares of such class deemed to be outstanding is the sum of all outstanding shares of such class, plus the number of shares that such beneficial owner has, or is deemed to have, the right to acquire by the exercise of options and/or conversion.

                 CLASS A AND CLASS B COMMON STOCK OWNERSHIP OF
               DIRECTORS, EXECUTIVE OFFICERS AND 5% SHAREHOLDERS

                                         CLASS A COMMON STOCK      CLASS B COMMON STOCK
                                        ----------------------    ----------------------
        DIRECTORS, EXECUTIVE              NUMBER      PERCENT       NUMBER      PERCENT
    OFFICERS AND 5% SHAREHOLDERS        OF SHARES     OF CLASS    OF SHARES     OF CLASS
-------------------------------------   ----------    --------    ----------    --------
A. Alfred Taubman....................   13,199,616(1)   26.3%     13,199,516(2)   70.2%
200 E. Long Lake Road
Bloomfield Hills, MI 48304
Max M. Fisher........................    2,566,545(3)    6.5%      2,509,545(4)   13.6%
2700 Fisher Building
Detroit, MI 48202
Lord Camoys..........................        3,500      *
c/o Sotheby's
34-35 New Bond Street
London W1 2AA England
Diana D. Brooks......................      303,000(5)   *            303,000(6)    1.6%
c/o Sotheby's, Inc.
1334 York Avenue
New York, New York 10021
Michael L. Ainslie...................      715,200(7)    1.9%        715,000(8)    3.8%
The Seagrams Building
Granite Capital
18th Floor
375 Park Avenue
New York, NY 10152
Viscount Blakenham...................            0      *                  0      *
Pearson P.L.C.
Millbank Tower, Millbank
London SW1P 4QZ
Kevin A. Bousquette..................       39,000(9)   *             30,000(10)   *
c/o Sotheby's, Inc.
1334 York Avenue
New York, NY 10021
Ambassador Walter J.P. Curley........            0      *                  0      *
885 Third Avenue
Suite 3160
New York, NY 10022

                                         CLASS A COMMON STOCK      CLASS B COMMON STOCK
                                        ----------------------    ----------------------
        DIRECTORS, EXECUTIVE              NUMBER      PERCENT       NUMBER      PERCENT
    OFFICERS AND 5% SHAREHOLDERS        OF SHARES     OF CLASS    OF SHARES     OF CLASS
-------------------------------------   ----------    --------    ----------    --------
The Rt. Hon.
The Earl of Gowrie...................       28,000(11)   *            28,000(12)   *
c/o Sotheby's
34-35 New Bond Street
London W1 2AA England
The Marquess of Hartington...........            0       *                 0       *
Beamsley Hall
Bolton Abbey, Skipton
North Yorkshire, BD23 6HD
Simon de Pury........................       92,867(13)   *            77,867(14)   *
c/o Sotheby's
13 Quai du Mont Blanc
CH-1201 Geneva, Switz
William Ruprecht.....................       49,600(15)   *            49,600(16)   *
c/o Sotheby's, Inc.
1334 York Avenue
New York, NY 10021
R. Julian de la M. Thompson..........       99,500(17)   *            99,500(18)   *
c/o Sotheby's
34-35 New Bond Street
London W1 2AA England
Leslie H. Wexner.....................      540,216(19)    1.5%       393,316      2.1%
The Limited Inc.
P.O. Box 16000
Columbus, OH 43216
Henry Wyndham........................            0       *                 0       *
c/o Sotheby's
34-35 New Bond St.
London, W1 2AA England
Fidelity Management & Research Co....    4,700,900       12.7%
82 Devonshire Street
Boston, MA 02109
GeoCapital Corporation...............    2,625,225(20)    7.1%
767 Fifth Avenue
New York, NY 10153
State of Wisconsin Investment            3,521,700        9.5%
Board................................
P.O. Box 7842
Madison, WI 53707
Directors and Executive Officers.....   17,091,798(21)   31.7%    16,833,451(21)   89.5%(21)
  as a Group

------------

  * Represents less than 1%.

 (1) Mr. Taubman owns 100 shares of Class A Common Stock. This figure also includes 9,730,886 shares of Class A Common Stock that he has, or is deemed to have, the right to acquire by converting shares of Class B Common Stock that Mr. Taubman owns as trustee of his grantor trust and also includes 3,468,630 shares of Class A Common Stock that he has the right to acquire by converting shares of Class B Common Stock owned by Taubman Investments Limited Partnership, as to which he has sole voting and dispositive control.

 (2) This figure includes 9,730,886 shares of Class B Common Stock owned by Mr. Taubman and 3,468,630 shares of Class B Common Stock owned by Taubman Investment Limited Partnership, as to which Mr. Taubman has sole voting and dispositive control. This figure excludes 792,830

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page) shares owned by Judith Taubman, his wife. Mr. Taubman disclaims beneficial ownership of all shares of Class B Common Stock owned by Judith Taubman. Mr. Taubman and Taubman Investments Limited Partnership have pledged all of their shares of Class B Common Stock to certain banks. If the banks were to foreclose on the pledges, a change in control of the Company could take place under certain circumstances. In the opinion of Mr. Taubman, the chances of a foreclosure on the pledges are remote.

 (3) This figure includes 1,840,921 shares of Class A Common Stock that Mr. Fisher has, or is deemed to have, the right to acquire by converting shares of Class B Common Stock. See footnote 4 below. This figure also includes 57,000 shares of Class A Common Stock owned by a charitable foundation of which Mr. Fisher is a director. Mr. Fisher disclaims beneficial ownership of all shares of Class A Common Stock other than 1,830,161 shares relating to the shares of Class B Common Stock held by him as trustee of his grantor trust. See footnote 4.

 (4) This figure includes 10,760 shares of Class B Common Stock owned by various family trusts of which Mr. Fisher is a co-trustee and 1,830,161 shares of Class B Common Stock that Mr. Fisher holds as trustee of his grantor trust. This figure also includes 668,624 shares owned by Martinique Hotel, Inc., a corporation owned by Mr. Fisher's family. This figure also excludes 56,519 shares of Class B Common Stock owned by various family trusts of which Mr. Fisher's wife is a co-trustee. Mr. Fisher disclaims beneficial ownership of all shares other than those held by him as trustee of his grantor trust.

 (5) This figure includes 100,000 shares of Class A Common Stock that Ms. Brooks has the right to acquire by converting shares of Class B Common Stock and 203,000 shares of Class A Common Stock that she has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

 (6) Ms. Brooks owns 100,000 shares of Class B Common Stock. This figure also includes 203,000 shares of Class B Common Stock that Ms. Brooks has the right to acquire by exercising options.

 (7) This figure includes 200 shares of Class A Common Stock owned by a trust for Mr. Ainslie's son, of which Mr. Ainslie is a trustee, Mr. Ainslie disclaims beneficial ownership of such shares. This figure also includes 700,000 shares of Class A Common Stock that Mr. Ainslie has the right to acquire by converting shares of Class B Common Stock and 15,000 shares of Class A Common Stock that he has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

 (8) Mr. Ainslie owns 700,000 shares of Class B Common Stock. This figure also includes 15,000 shares of Class B Common Stock that Mr. Ainslie has the right to acquire by exercising options.

 (9) Mr. Bousquette owns 9,000 shares of Class A Common Stock. This figure also includes 30,000 shares of Class A Common Stock that Mr. Bousquette has the right to acquire by exercising options of Class B Common Stock and converting those shares.

(10) This figure includes 30,000 shares of Class B Common Stock that Mr. Bousquette has the right to acquire by exercising options.

(11) This figure represents 28,000 shares of Class A Common Stock that Lord Gowrie has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

(12) This figure represents 28,000 shares of Class B Common Stock that Lord Gowrie has the right to acquire by exercising options.

(13) Mr. de Pury owns 15,000 shares of Class A Common Stock. This figure also includes 77,867 shares of Class A Common Stock that Mr. de Pury has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

(14) This figure represents 77,867 shares of Class B Common Stock that Mr. de Pury has the right to acquire by exercising options.

(15) This figure represents 49,600 shares of Class A Common Stock Mr. Ruprecht has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
(16) This figure includes 49,600 shares of Class B Common Stock that Mr. Ruprecht has the right to acquire by exercising options.

(17) Mr. Thompson owns 75,000 shares of Class B Common Stock. This figure includes 75,000 shares of Class A Common Stock that Mr. Thompson has the right to acquire by converting shares of Class B Common Stock and also includes 24,500 shares of Class A Common Stock that he has the right to acquire by exercising options for Class B Common Stock and converting those shares.

(18) This figure includes 24,500 shares of Class B Common Stock that Mr. Thompson has the right to acquire by exercising options.

(19) Mr. Wexner owns 146,900 shares of Class A Common Stock. This figure includes 393,316 shares of Class A Common Stock that he has the right to acquire by converting shares of Class B Common Stock.

(20) This figure includes shares held in third parties' accounts over which GeoCapital Corporation has investment discretion.

(21) See above notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Loan Programs

    The Company has two loan programs that are available to certain U.S. employees at the President's discretion. The first is a loan guarantee program, whereby the employee borrows from a bank on a demand basis and pays an annual interest rate equal to the prime rate. All of the repayment obligations of the employee are guaranteed by the Company. Under the second program, the Company lends money to certain employees to purchase a residence under term notes bearing interest at an annual interest rate equal to the prime rate minus 1 to 2%. This program is available to employees at the Company's discretion. Both programs are terminable if an employee leaves the Company. At March 9, 1995, Mitchell Zuckerman, an executive officer, had borrowings outstanding guaranteed under the first program of $14,167 and borrowings outstanding under the second program of $179,999. At March 9, 1995, William Ruprecht, another executive officer, had borrowings outstanding under the second program of $833,472. In addition, in the United Kingdom, the Company has guaranteed a portion of a mortgage loan to Henry Wyndham, an executive officer. The amount of the Company's guarantee is $250,400.

    In October 1993, Sotheby's (U.K.), a subsidiary of the Company, entered into an agreement with Henry Wyndham Fine Art Ltd. ("Fine Art"), an art dealing business in which Henry Wyndham, who has since become Chairman of Sotheby's (U.K.), has a substantial equity interest. Under the agreement, Sotheby's (U.K.) agreed to purchase from Fine Art various paintings outright, as well as Fine Art's partial interest in another painting. Under the terms of the agreement, Sotheby's (U.K.) paid Fine Art B.P.150,000($225,450) as an advance for a portion of its interest in such painting in February 1994. Beginning on February 1, 1995, and until such time when Fine Art exercises its right to sell its remaining interest in such painting to Sotheby's (U.K.) for B.P.180,000($281,170), the advance bears interest. The original cost to Fine Art of its ownership-interest in such painting was approximately B.P.300,000 ($450,900). However, the fair market value of such interest is deemed by the Company to be in excess of the purchase price. The various purchase prices were determined by the Company with reference to recent sale prices of comparable property.

    In addition to the above-described transactions, the Company has entered into agreements with its largest shareholder and certain of his affiliates regarding the proposed development of the York Property. See "Properties" and Notes H and J to the Consolidated Financial Statements in the Annual Report. See also Notes D and N for additional related party disclosures.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
       AND REPORTS ON FORM 8-K.

    (a) (1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

        (3) Listing of Exhibits--The information required by this item is included in the response to Item 14(c).

    (b) Reports on Form 8-K filed in the fourth quarter of 1994--None

    (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

    (d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

                           ANNUAL REPORT ON FORM 10-K
                         ITEM 14(A) (1) AND (2) AND (D)
                          YEAR ENDED DECEMBER 31, 1994
                            SOTHEBY'S HOLDINGS, INC.
                           BLOOMFIELD HILLS, MICHIGAN

FORM 10-K--ITEM 14(A) (1) AND (2)
SOTHEBY'S HOLDINGS, INC., AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

Consolidated Balance Sheets--December 31, 1994 and 1993

Consolidated Statements of Income--Years ended December 31, 1994, 1993 and 1992

Consolidated Statement of Changes in Shareholders' Equity--Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows--Years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements--December 31, 1994

The following consolidated financial statement schedules of Sotheby's Holdings, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 14(d):

Independent Auditors' Report on Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
  SOTHEBY'S HOLDINGS, INC.:

    We have audited the consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994 and have issued our report thereon dated February 28, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
February 28, 1995

                                                                     SCHEDULE II

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                     COLUMN A                          COLUMN B      COLUMN C      COLUMN D     COLUMN E
---------------------------------------------------   ----------    ----------    ----------    --------
                                                                    ADDITIONS                   BALANCE
                                                      BALANCE AT    CHARGED TO                   AT END
                                                      BEGINNING      COST AND                      OF
                    DESCRIPTION                       OF PERIOD      EXPENSES     DEDUCTIONS     PERIOD
---------------------------------------------------   ----------    ----------    ----------    --------
                                                                    (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the balance sheet
  from the asset to which it applies:
  Accounts and notes receivable:
    1994 Allowance for doubtful accounts...........    $ 10,596       $4,196       $  4,627     $10,165
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
    1993 Allowance for doubtful accounts...........    $ 12,930       $5,499       $  7,833     $10,596
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
    1992 Allowance for doubtful accounts...........    $ 13,498       $3,836       $  4,404     $12,930
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
  Inventory:
    1994 Realizable value allowance................    $ 14,334       $1,921       $  1,260     $14,995
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
    1993 Realizable value allowance................    $ 18,637       $4,055       $  8,358     $14,334
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
    1992 Realizable value allowance................    $ 26,982       $2,311       $ 10,656     $18,637
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            SOTHEBY'S HOLDINGS, INC.
                                            BY: /S/ DIANA D. BROOKS
                                                --------------------------------
                                                        DIANA D. BROOKS
                                                 PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                                TITLE                     DATE
-------------------------------------------   ------------------------------  ----------------
                                                  Chairman of the Board
                     *                                 and Director            March 28, 1995
----------------------------------------
             A. ALFRED TAUBMAN

                     *                          Vice Chairman and Director     March 28, 1995
----------------------------------------
               MAX M. FISHER

                     *                         Deputy Chairman and Director    March 28, 1995
----------------------------------------
                LORD CAMOYS

                                                President, Chief Executive
            /s/DIANA D. BROOKS                     Officer and Director        March 28, 1995
----------------------------------------
              DIANA D. BROOKS

                                                Senior Vice President and
          /s/KEVIN A. BOUSQUETTE                 Chief Financial Officer       March 28, 1995
----------------------------------------
            KEVIN A. BOUSQUETTE

                     *                                   Director              March 28, 1995
----------------------------------------
            MICHAEL L. AINSLIE

                     *                                   Director              March 28, 1995
----------------------------------------
            VISCOUNT BLAKENHAM

                     *                                   Director              March 28, 1995
----------------------------------------
            WALTER J.P. CURLEY

                     *                                   Director              March 28, 1995
----------------------------------------
      THE RT. HON. THE EARL OF GOWRIE

                     *                                   Director              March 28, 1995
----------------------------------------
        THE MARQUESS OF HARTINGTON

                     *                                   Director              March 28, 1995
----------------------------------------
        R. JULIAN DE LA M. THOMPSON

                     *                                   Director              March 28, 1995
----------------------------------------
             LESLIE H. WEXNER

                                              Vice President, Controller and
              /s/ THOMAS F. GANNALO              Chief Accounting Officer      March 28, 1995
----------------------------------------
             THOMAS F. GANNALO

      *By:   /s/ KEVIN A. BOUSQUETTE                                           March 28, 1995
----------------------------------------
            KEVIN A. BOUSQUETTE
            AS ATTORNEY-IN-FACT

EXHIBIT 14(C) EXHIBITS

EXHIBIT                                                                                   PAGE
NUMBER                                    DESCRIPTION                                     NO.
------   ------------------------------------------------------------------------------   ----
   3(a)  --Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc.,
           as amended, incorporated herein by reference to Exhibit 4(b) to Registration
           Statement No. 33-26008.
   3(b)  --Restated By-Laws of Sotheby's Holdings, Inc., as amended, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1988 (the "1988 Form 10-K").
   4     --See Exhibits 3(a) and 3(b).
  10(a)  --Issuing and Paying Agency Agreement, dated February 15, 1989, between
           Sotheby's Inc. and the Chase Manhattan Bank, N.A. relating to the issuance of short-term notes ("U.S. Notes") in the U.S. Commercial Paper market, incorporated herein by reference to Exhibit 10(g) to the 1988 Form 10-K.
  10(b)  --U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between
           Sotheby's, Inc. and Chase Securities, Inc. relating to the issuance of the
           U.S. Notes, incorporated herein by reference to Exhibit 10(h) to the 1988
           Form 10-K.
  10(c)  --U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between
           Sotheby's, Inc. and Merrill Lynch Money Markets, Inc. relating to the issuance of the U.S. Notes, incorporated herein by reference to the Exhibit
           10(i) of the 1988 Form 10-K.
  10(d)  --Lease, dated as of July 25, 1979, among The Benenson Capital Company,
           Lawrence A. Benenson, Raymond E. Benenson (collectively, "Benenson") to
           Sotheby Parke Bernet Inc., and amendments thereto, all relating to 1334 York
           Avenue, New York, New York (the "York Avenue Property"), incorporated herein by reference to Exhibit 10(g) to Registration Statement No. 33-17667.
  10(e)  --Option Agreement with Form of Exchange Agreement, dated July 25, 1979, among
           Benenson and 089 Nosidam Corp. (as nominee of Sotheby Parke Bernet Inc.)
           assignments thereof and amendments thereto, all relating to the York Avenue
           Property, incorporated herein by reference to Exhibit 10(h) to Registration
           Statement No. 33-17667.
  10(f)  --Exchange Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc., and Letter, dated October 27, 1986, from Benenson to
           Sotheby's, Inc. and York Avenue Development, Inc., concerning zoning matters and security relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(i) to Registration Statement No. 33-17667.
  10(g)  --Guarantee, made November 6, 1986, by A. Alfred Taubman in favor of Benenson relating to the York Avenue Property (the "Taubman Guarantee"), incorporated herein by reference to Exhibit 10(j) to Registration Statement No. 33-17667.
  10(h)  --Letter from Sotheby's, Inc. and York Avenue Development, Inc., dated October
           27, 1986, agreeing to indemnify A. Alfred Taubman from all liabilities, damages, losses and judgments arising under the Taubman Guarantee, incorporated herein by reference to Exhibit 10(k) to Registration Statement
           No. 33-17667.
  10(i)  --Project Services Agreement (the "Project Agreement"), dated November 8,
           1985, between Sotheby's, Inc. and The Taubman Company, Inc. relating to the proposed development of the York Avenue Property, incorporated herein by reference to Exhibit 10(1) to Registration Statement No. 33-17667.
  10(j)  --Financing and Guaranty Agreement (with exhibits), dated as of October 1,
           1987, among Sotheby's Inc., York Avenue Development, Inc., and Taubman York
           Avenue Associates, Inc., relating to the proposed development of the York
           Avenue Property, incorporated herein by reference to Exhibit 10(m) to
           Registration Statement No. 33-17667.
  10(k)  --Memorandum of Option Agreement, dated January 31, 1981, among Benenson and
           089 Nosidam Corp., relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(hh) to Registration Statement No. 33-17667.

EXHIBIT                                                                                   PAGE
NUMBER                                    DESCRIPTION                                     NO.
------   ------------------------------------------------------------------------------   ----
  10(l)  --Letter Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc. relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(ii) to Registration Statement No. 33-17667.
  10(m)  --Assignment, Assumption Agreement and Release, dated as of October 1, 1987, among Sotheby's Inc., York Avenue Development, Inc. and the Taubman Company,
           Inc. relating to the assignment of the Project Agreement, incorporated herein by reference to Exhibit 10(jj) to Registration Statement No.
           33-17667.
  10(n)* --Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated herein by reference to Exhibit 10(t) to Registration Statement No. 33-17667.
  10(o)* --Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated
           effective June 1, 1994.
  10(p)  --Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc.,
           incorporated herein by reference to Exhibit 10(b) to the Form 8-K.
  10(q)  --Amendment, dated as of April 19, 1991, between The Benenson Capital Company,
           Lawrence A. Benenson and Raymond E. Benenson and York Avenue Development,
           Inc. to Amendment to Option Agreement and to Related Agreements,
           incorporated herein by reference to Exhibit 10(kk) to the 1991 Form 10K.
  10(r)  --Restated Mortgage Note, dated November 5, 1991, from Mitchell Zuckerman and
           Joanne Zuckerman in favor of Sotheby's, Inc., incorporated herein by reference to Exhibit 10(ll) to the 1991 Form 10K.
  10(s)  --Adjustable Rate Note, dated May 24, 1994, from Sotheby's Inc. to William
           Ruprecht and Elizabeth Ruprecht.
  10(t)  --Credit Agreement dated as of August 3, 1994, among Sotheby's Holdings, Inc.,
           Sotheby's Inc., Oatshare Limited, Sotheby's, and Chemical Bank, incorporated herein by reference to Exhibit 4 to the Second Quarter Form 10-Q for 1994.
  10(u)* --Letter Agreement, dated October 25, 1993, between Sotheby's (U.K.) and Henry
           Wyndham setting forth certain terms and agreements of his employment.
  10(v)* --Letter Agreement, dated October 13, 1993, between Sotheby's (U.K.) and Henry
           Wyndham Fine Art Ltd., an art dealing business, setting forth certain terms and agreements of the purchase of inventory.
  10(w)  --Guarantee Agreement, dated June 2, 1994, from Sotheby's Holdings, Inc. to
           Henry Wyndham.
 13      --Annual Report to Shareholders for the year ended December 31, 1994
 21      --Subsidiaries of the Registrant
 23      --Consent of Deloitte & Touche
 24      --Powers of Attorney
 27      --Financial Data Schedule

------------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.