Form 10-K/A
period 1994-12-31
SOTHEBYS HOLDINGS INC
filed 1995-05-02
CIK 823094

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (810) 646-2400 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                       ON WHICH REGISTERED
- ----------------------------------------  -------------------------------------
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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

PERSONNEL

    At December 31, 1994, the Company had 1,558 employees: 646 located in North America; 661 in the United Kingdom and 251 in the rest of the world. The following table provides a breakdown of employees by operational areas as of December 31, 1994:

    OPERATIONAL AREA                                       NUMBER OF EMPLOYEES
- --------------------------------------------------------   -------------------
Auction.................................................          1,406
Realty..................................................             54
Other (Corporate, Financial Services, Education,
Restoration)............................................             98
                                                                  -----
      Total.............................................          1,558
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

    The quarterly price ranges on the New York Stock Exchange of the Class A Common Stock and dividends per share for 1994 and 1993 are shown in the following schedules:

                                                             1994]
                                                        ----------------           CASH DIVIDEND
    QUARTER ENDED                                    HIGH              LOW           DECLARED
- ----------------------------------------------   -------------    -------------    -------------
March 31......................................   $      19 1/2    $      15 3/8        $ .06
June 30.......................................          18 3/8           11 7/8          .06
September 30..................................          13 1/4           12              .06
December 31...................................          13               10 3/4          .06

                                                              1993
                                                        ----------------           CASH DIVIDEND
    QUARTER ENDED                                    HIGH              LOW           DECLARED
- ----------------------------------------------   -------------    -------------    -------------
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

    NAME                                     AGE                 PRESENT TITLE
- ------------------------------------------   ---   ------------------------------------------
A. Alfred Taubman.........................   70    Chairman and Director
Max M. Fisher.............................   86    Vice Chairman and Director
Lord Camoys...............................   54    Deputy Chairman and Director
Viscount Blakenham........................   57    Director
Walter J. P. Curley.......................   72    Director
The Rt. Hon. The Earl of Gowrie...........   55    Director
The Marquess of Hartington................   50    Director
Leslie H. Wexner..........................   57    Director
Michael L. Ainslie........................   51    Director; Chairman, Sotheby's
                                                   International Realty
George Bailey.............................   41    Managing Director, Sotheby's Europe
Kevin A. Bousquette.......................   37    Senior Vice President and Chief Financial
                                                     Officer
Diana D. Brooks...........................   44    Director; President and Chief Executive
                                                     Officer
Simon de Pury.............................   43    Chairman, Sotheby's Europe
William F. Ruprecht.......................   39    Managing Director, Sotheby's North and
                                                     South America
R. Julian de la M. Thompson...............   53    Director; Chairman, Sotheby's Asia
Henry Wyndham.............................   41    Chairman, Sotheby's (U.K.)
Mitchell Zuckerman........................   48    President, Sotheby's Financial Services,
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

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM      ALL OTHER
                                        ANNUAL COMPENSATION              COMPENSATION   COMPENSATION(15)
                             -----------------------------------------   ------------   ------------
                                                                            SHARES
                                                                          UNDERLYING
   NAME AND PRINCIPAL                                     OTHER ANNUAL     OPTIONS
   POSITION                  YEAR    SALARY    BONUS(6)   COMPENSATION       (#)
- ---------------------------  ----   --------   --------   ------------   ------------
Diana D. Brooks............  1994   $500,000   $276,000(7)   $  7,200(12)   250,000       35,150
President and Chief          1993    400,000    233,000(7)      8,640(12)   250,000       34,250
  Executive Officer          1992    280,000    255,000(7)                                23,000
Michael L. Ainslie(1)......  1994   $430,000   $      0      $  4,200(12)                 23,292
Director and Chairman        1993    430,000          0        16,800(12)    75,000       19,708
  Sotheby's International    1992    430,000    101,000       224,325(13)                 26,500
  Realty
Kevin A. Bousquette(2).....  1994   $330,000   $104,000      $  6,000(12)                 20,450
Senior Vice President and    1993    239,808     70,000                     150,000        7,500
  Chief Financial Officer
Simon de Pury(3)...........  1994   $322,142   $160,000(8)   $ 10,597(12)    66,000       47,480
Chairman, Sotheby's Europe   1993    243,180    190,000(8)                  100,000       30,469
                             1992    230,106     80,000                      14,000       34,515
William F. Ruprecht(4).....  1994   $225,000   $157,500(9)   $      0         8,000       17,656
Managing Director,           1993    200,000    165,000(9)          0                     17,455
  Sotheby's North and South  1992    142,000    112,500(9)          0        62,000       11,925
  America                                                     100,000
Henry Wyndham(5)...........  1994   $183,960   $137,390(10)  $ 46,400(14)    75,000        4,404
Chairman,                    1993               150,000(11)         0
  Sotheby's (U.K.)

- ------------

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

    The following table sets forth information regarding option grants to the named executive officers in 1994:

                             OPTION GRANTS IN 1994

                                                                                       POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED ANNUAL
                                                                                       RATES OF STOCK PRICE
                                                                                      APPRECIATION FOR OPTION
                                                 INDIVIDUAL GRANTS                            TERM(3)
                                ---------------------------------------------------   -----------------------
                                NUMBER OF     PERCENT OF
                                  SHARES     TOTAL OPTIONS
                                UNDERLYING    GRANTED TO     EXERCISE
                                 OPTIONS     EMPLOYEES IN    PRICE PER   EXPIRATION
   NAME                          GRANTED         1994          SHARE        DATE          5%          10%
- ------------------------------  ----------   -------------   ---------   ----------   ----------   ----------
Diana D. Brooks...............    250,000(1)     27.09%       $ 16.50       1/23/04   $2,594,190   $6,574,188

Simon de Pury.................     66,000(1)      7.15%       $ 16.50       1/23/04   $  684,866   $1,735,586

William F. Ruprecht...........      8,000(1)      0.87%       $ 16.50       1/23/04   $   83,014   $  210,374

Henry Wyndham.................     75,000(2)      8.13%       $ 16.50       1/23/04   $  778,257   $1,972,256

- ------------

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

    The following table provides information on option exercises in 1994 by the named executive officers and year-end option values for unexercised options held by the named executive officers:

         AGGREGATED OPTION EXERCISES IN 1994 AND YEAR-END OPTION VALUES

                                                                                             VALUE OF UNEXERCISED
                                     SHARES                    NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                                    ACQUIRED                    OPTIONS AT YEAR-END               AT YEAR-END
                                   ON EXERCISE    VALUE     ---------------------------   ---------------------------
    NAME                               (#)       REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ---------------------------------  -----------   --------   -----------   -------------   -----------   -------------
Michael L. Ainslie...............       0           $0         15,000              0        $     0        $     0
Kevin A. Bousquette..............       0           $0         30,000        120,000        $     0        $     0
Diana D. Brooks..................       0           $0        118,000        460,000        $     0        $     0
Simon de Pury....................       0           $0         40,000        160,000        $     0        $     0
William F. Ruprecht..............       0           $0         44,000         50,000        $17,500        $26,250
Henry Wyndham....................       0           $0              0         75,000        $     0        $     0

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

  U.K. Pension Plan

    Sotheby's (U.K.) maintains a funded defined benefit pension plan for its employees who are U.K. residents.

                                 PENSION TABLE

                                  YEARS OF SERVICE
REMUNERATION     --------------------------------------------------
   (B.P.)          15         20         25         30         35
- ------------     ------     ------     ------     ------     ------
   40,000        10,000     13,333     16,667     20,000     23,333
   60,000        15,000     20,000     25,000     30,000     35,000
   80,000        19,200     25,600     32,000     38,400     44,800

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


    The Company has entered into an employment agreement with Lord Camoys, pursuant to which he serves as the Company's Deputy Chairman. Under the agreement, Lord Camoys received an initial grant under the 1987 Stock Option Plan with resepct to 50,000 shares. The rate of Lord Camoys's base salary under the agreement during 1994 was B.P.100,000, of which B.P.66,667 was paid. Lord Camoys was not paid a bonus in 1994. He also receives an annual travel allowance of B.P.10,000. The agreement expires in 1998.
[Was he paid any of the B.P.150,000 bonus referred to on page 4 of his agreement?]

    The Company has entered into an employment agreement with Lord Gowrie, which expires at the end of 1995. Lord Gowrie is required to devote one-third of his work time to providing consulting services to the Company. His base annual salary and miscellaneous compensation is B.P.55,000. Lord Gowrie was not paid a bonus in 1994. If Lord Gowrie is employed by the Company upon expiration of the agreement, the Company will make a one-time additional contribution to his pension fund of B.P.97,000.

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

                 CLASS A AND CLASS B COMMON STOCK OWNERSHIP OF
               DIRECTORS, EXECUTIVE OFFICERS AND 5% SHAREHOLDERS

                                         CLASS A COMMON STOCK      CLASS B COMMON STOCK
                                        ----------------------    ----------------------
        DIRECTORS, EXECUTIVE              NUMBER      PERCENT       NUMBER      PERCENT
    OFFICERS AND 5% SHAREHOLDERS        OF SHARES     OF CLASS    OF SHARES     OF CLASS
- -------------------------------------   ----------    --------    ----------    --------
A. Alfred Taubman....................   13,199,616(1)   26.3%     13,199,516(2)   70.2%
200 E. Long Lake Road
Bloomfield Hills, MI 48304
Max M. Fisher........................    2,566,545(3)    6.5%      2,509,545(4)   13.6%
2700 Fisher Building
Detroit, MI 48202
Lord Camoys..........................        3,500      *
c/o Sotheby's
34-35 New Bond Street
London W1 2AA England
Diana D. Brooks......................      303,000(5)   *            303,000(6)    1.6%
c/o Sotheby's, Inc.
1334 York Avenue
New York, New York 10021
Michael L. Ainslie...................      715,200(7)    1.9%        715,000(8)    3.8%
The Seagrams Building
Granite Capital
18th Floor
375 Park Avenue
New York, NY 10152
Viscount Blakenham...................            0      *                  0      *
Pearson P.L.C.
Millbank Tower, Millbank
London SW1P 4QZ
Kevin A. Bousquette..................       39,000(9)   *             30,000(10)   *
c/o Sotheby's, Inc.
1334 York Avenue
New York, NY 10021
Ambassador Walter J.P. Curley........            0      *                  0      *
885 Third Avenue
Suite 3160
New York, NY 10022

                                         CLASS A COMMON STOCK      CLASS B COMMON STOCK
                                        ----------------------    ----------------------
        DIRECTORS, EXECUTIVE              NUMBER      PERCENT       NUMBER      PERCENT
    OFFICERS AND 5% SHAREHOLDERS        OF SHARES     OF CLASS    OF SHARES     OF CLASS
- -------------------------------------   ----------    --------    ----------    --------
The Rt. Hon.
The Earl of Gowrie...................       28,000(11)   *            28,000(12)   *
c/o Sotheby's
34-35 New Bond Street
London W1 2AA England
The Marquess of Hartington...........            0       *                 0       *
Beamsley Hall
Bolton Abbey, Skipton
North Yorkshire, BD23 6HD
Simon de Pury........................       92,867(13)   *            77,867(14)   *
c/o Sotheby's
13 Quai du Mont Blanc
CH-1201 Geneva, Switz
William Ruprecht.....................       49,600(15)   *            49,600(16)   *
c/o Sotheby's, Inc.
1334 York Avenue
New York, NY 10021
R. Julian de la M. Thompson..........       99,500(17)   *            99,500(18)   *
c/o Sotheby's
34-35 New Bond Street
London W1 2AA England
Leslie H. Wexner.....................      540,216(19)    1.5%       393,316      2.1%
The Limited Inc.
P.O. Box 16000
Columbus, OH 43216
Henry Wyndham........................            0       *                 0       *
c/o Sotheby's
34-35 New Bond St.
London, W1 2AA England
Fidelity Management & Research Co....    4,700,900       12.7%
82 Devonshire Street
Boston, MA 02109
GeoCapital Corporation...............    2,625,225(20)    7.1%
767 Fifth Avenue
New York, NY 10153
State of Wisconsin Investment            3,521,700        9.5%
Board................................
P.O. Box 7842
Madison, WI 53707
Directors and Executive Officers.....   17,091,798(21)   31.7%    16,833,451(21)   89.5%(21)
  as a Group

- ------------

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

DELOITTE & TOUCHE LLP
New York, New York
February 28, 1995

                                                                     SCHEDULE II

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                     COLUMN A                          COLUMN B      COLUMN C      COLUMN D     COLUMN E
- ---------------------------------------------------   ----------    ----------    ----------    --------
                                                                    ADDITIONS                   BALANCE
                                                      BALANCE AT    CHARGED TO                   AT END
                                                      BEGINNING      COST AND                      OF
                    DESCRIPTION                       OF PERIOD      EXPENSES     DEDUCTIONS     PERIOD
- ---------------------------------------------------   ----------    ----------    ----------    --------
                                                                    (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the balance sheet
  from the asset to which it applies:
  Accounts and notes receivable:
    1994 Allowance for doubtful accounts...........    $ 10,596       $4,196       $  4,627     $10,165
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
    1993 Allowance for doubtful accounts...........    $ 12,930       $5,499       $  7,833     $10,596
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
    1992 Allowance for doubtful accounts...........    $ 13,498       $3,836       $  4,404     $12,930
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
  Inventory:
    1994 Realizable value allowance................    $ 14,334       $1,921       $  1,260     $14,995
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
    1993 Realizable value allowance................    $ 18,637       $4,055       $  8,358     $14,334
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------
    1992 Realizable value allowance................    $ 26,982       $2,311       $ 10,656     $18,637
                                                      ----------    ----------    ----------    --------
                                                      ----------    ----------    ----------    --------

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

                 SIGNATURE                                TITLE                     DATE
- -------------------------------------------   ------------------------------  ----------------
                                                  Chairman of the Board
                     *                                 and Director            March 28, 1995
- ----------------------------------------
             A. ALFRED TAUBMAN

                     *                          Vice Chairman and Director     March 28, 1995
- ----------------------------------------
               MAX M. FISHER

                     *                         Deputy Chairman and Director    March 28, 1995
- ----------------------------------------
                LORD CAMOYS

                                                President, Chief Executive
            /s/DIANA D. BROOKS                     Officer and Director        March 28, 1995
- ----------------------------------------
              DIANA D. BROOKS

                                                Senior Vice President and
          /s/KEVIN A. BOUSQUETTE                 Chief Financial Officer       March 28, 1995
- ----------------------------------------
            KEVIN A. BOUSQUETTE

                     *                                   Director              March 28, 1995
- ----------------------------------------
            MICHAEL L. AINSLIE

                     *                                   Director              March 28, 1995
- ----------------------------------------
            VISCOUNT BLAKENHAM

                     *                                   Director              March 28, 1995
- ----------------------------------------
            WALTER J.P. CURLEY

                     *                                   Director              March 28, 1995
- ----------------------------------------
      THE RT. HON. THE EARL OF GOWRIE

                     *                                   Director              March 28, 1995
- ----------------------------------------
        THE MARQUESS OF HARTINGTON

                     *                                   Director              March 28, 1995
- ----------------------------------------
        R. JULIAN DE LA M. THOMPSON

                     *                                   Director              March 28, 1995
- ----------------------------------------
             LESLIE H. WEXNER

                                              Vice President, Controller and
              /s/ THOMAS F. GANNALO              Chief Accounting Officer      March 28, 1995
- ----------------------------------------
             THOMAS F. GANNALO

      *By:   /s/ KEVIN A. BOUSQUETTE                                           March 28, 1995
- ----------------------------------------
            KEVIN A. BOUSQUETTE
            AS ATTORNEY-IN-FACT

EXHIBIT 14(C) EXHIBITS

EXHIBIT                                                                                   PAGE
NUMBER                                    DESCRIPTION                                     NO.
- ------   ------------------------------------------------------------------------------   ----
   3(a)  --Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc.,
           as amended, incorporated herein by reference to Exhibit 4(b) to Registration
           Statement No. 33-26008.
   3(b)  --Restated By-Laws of Sotheby's Holdings, Inc., as amended, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1988 (the "1988 Form 10-K").
   4     --See Exhibits 3(a) and 3(b).
  10(a)  --Issuing and Paying Agency Agreement, dated February 15, 1989, between
           Sotheby's Inc. and the Chase Manhattan Bank, N.A. relating to the issuance of short-term notes ("U.S. Notes") in the U.S. Commercial Paper market, incorporated herein by reference to Exhibit 10(g) to the 1988 Form 10-K.
  10(b)  --U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between
           Sotheby's, Inc. and Chase Securities, Inc. relating to the issuance of the
           U.S. Notes, incorporated herein by reference to Exhibit 10(h) to the 1988
           Form 10-K.
  10(c)  --U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between
           Sotheby's, Inc. and Merrill Lynch Money Markets, Inc. relating to the issuance of the U.S. Notes, incorporated herein by reference to the Exhibit
           10(i) of the 1988 Form 10-K.
  10(d)  --Lease, dated as of July 25, 1979, among The Benenson Capital Company,
           Lawrence A. Benenson, Raymond E. Benenson (collectively, "Benenson") to
           Sotheby Parke Bernet Inc., and amendments thereto, all relating to 1334 York
           Avenue, New York, New York (the "York Avenue Property"), incorporated herein by reference to Exhibit 10(g) to Registration Statement No. 33-17667.
  10(e)  --Option Agreement with Form of Exchange Agreement, dated July 25, 1979, among
           Benenson and 089 Nosidam Corp. (as nominee of Sotheby Parke Bernet Inc.)
           assignments thereof and amendments thereto, all relating to the York Avenue
           Property, incorporated herein by reference to Exhibit 10(h) to Registration
           Statement No. 33-17667.
  10(f)  --Exchange Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc., and Letter, dated October 27, 1986, from Benenson to
           Sotheby's, Inc. and York Avenue Development, Inc., concerning zoning matters and security relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(i) to Registration Statement No. 33-17667.
  10(g)  --Guarantee, made November 6, 1986, by A. Alfred Taubman in favor of Benenson relating to the York Avenue Property (the "Taubman Guarantee"), incorporated herein by reference to Exhibit 10(j) to Registration Statement No. 33-17667.
  10(h)  --Letter from Sotheby's, Inc. and York Avenue Development, Inc., dated October
           27, 1986, agreeing to indemnify A. Alfred Taubman from all liabilities, damages, losses and judgments arising under the Taubman Guarantee, incorporated herein by reference to Exhibit 10(k) to Registration Statement
           No. 33-17667.
  10(i)  --Project Services Agreement (the "Project Agreement"), dated November 8,
           1985, between Sotheby's, Inc. and The Taubman Company, Inc. relating to the proposed development of the York Avenue Property, incorporated herein by reference to Exhibit 10(1) to Registration Statement No. 33-17667.
  10(j)  --Financing and Guaranty Agreement (with exhibits), dated as of October 1,
           1987, among Sotheby's Inc., York Avenue Development, Inc., and Taubman York
           Avenue Associates, Inc., relating to the proposed development of the York
           Avenue Property, incorporated herein by reference to Exhibit 10(m) to
           Registration Statement No. 33-17667.
  10(k)  --Memorandum of Option Agreement, dated January 31, 1981, among Benenson and
           089 Nosidam Corp., relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(hh) to Registration Statement No. 33-17667.

EXHIBIT                                                                                   PAGE
NUMBER                                    DESCRIPTION                                     NO.
- ------   ------------------------------------------------------------------------------   ----
  10(l)  --Letter Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc. relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(ii) to Registration Statement No. 33-17667.
  10(m)  --Assignment, Assumption Agreement and Release, dated as of October 1, 1987, among Sotheby's Inc., York Avenue Development, Inc. and the Taubman Company,
           Inc. relating to the assignment of the Project Agreement, incorporated herein by reference to Exhibit 10(jj) to Registration Statement No.
           33-17667.
  10(n)* --Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated herein by reference to Exhibit 10(t) to Registration Statement No. 33-17667.
  10(o)* --Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated
           effective June 1, 1994.
  10(p)  --Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc.,
           incorporated herein by reference to Exhibit 10(b) to the Form 8-K.
  10(q)  --Amendment, dated as of April 19, 1991, between The Benenson Capital Company,
           Lawrence A. Benenson and Raymond E. Benenson and York Avenue Development,
           Inc. to Amendment to Option Agreement and to Related Agreements,
           incorporated herein by reference to Exhibit 10(kk) to the 1991 Form 10K.
  10(r)  --Restated Mortgage Note, dated November 5, 1991, from Mitchell Zuckerman and
           Joanne Zuckerman in favor of Sotheby's, Inc., incorporated herein by reference to Exhibit 10(ll) to the 1991 Form 10K.
  10(s)  --Adjustable Rate Note, dated May 24, 1994, from Sotheby's Inc. to William
           Ruprecht and Elizabeth Ruprecht.
  10(t)  --Credit Agreement dated as of August 3, 1994, among Sotheby's Holdings, Inc.,
           Sotheby's Inc., Oatshare Limited, Sotheby's, and Chemical Bank, incorporated herein by reference to Exhibit 4 to the Second Quarter Form 10-Q for 1994.
  10(u)* --Letter Agreement, dated October 25, 1993, between Sotheby's (U.K.) and Henry
           Wyndham setting forth certain terms and agreements of his employment.
  10(v)* --Letter Agreement, dated October 13, 1993, between Sotheby's (U.K.) and Henry
           Wyndham Fine Art Ltd., an art dealing business, setting forth certain terms and agreements of the purchase of inventory.
  10(w)  --Guarantee Agreement, dated June 2, 1994, from Sotheby's Holdings, Inc. to
           Henry Wyndham.
  10(x)* --Letter Agreement, dated October 27, 1993, between Sotheby's Holdings, Inc. and
           Lord Camoys setting forth certain terms and agreements of his employment.
  10(y)* --Letter Agreement, dated December 21, 1993, between Sotheby's (U.K.) and The
           Rt. Hon. The Earl of Gowrie setting forth certain terms and agreements of his employement.
 13      --Annual Report to Shareholders for the year ended December 31, 1994
 21      --Subsidiaries of the Registrant
 23      --Consent of Deloitte & Touche
 24      --Powers of Attorney
 27      --Financial Data Schedule

- ------------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.