Form 10-Q
period 1995-03-31
SOTHEBYS HOLDINGS INC
filed 1995-05-15
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1995
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


As of April 28, 1995, there were outstanding 37,039,174 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 18,804,017 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                     March 31,     December 31,
                                                        1995          1994
Assets
Current Assets
Cash and cash equivalents                          $      8,708  $     34,987
Accounts and notes receivable, net of allowance
  for doubtful accounts of $11,123 and $10,165
    Auction operations                                   93,959       180,521
    Finance operations                                  144,281       131,294
    Other                                                16,847        13,442

        Total Accounts And Notes Receivable, Net        255,087       325,257

Inventory, net                                           48,551        20,330
Deferred income taxes                                    11,408        12,053
Prepaid expenses                                         12,975        12,053

        Total Current Assets                            336,729       404,680

Properties, less allowance for depreciation
  and amortization of $56,876 and $53,464                68,108        66,825
Intangible assets, less allowance for
  amortization of $29,175 and $28,051                    29,064        29,054
Investment in partnership                                43,944        44,281
Other assets                                             12,455        12,244

        Total Assets                               $    490,300  $    557,084


Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                    March 31,       December 31,
                                                       1995            1994
Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                 $     90,314     $    199,758
Short-term borrowings - Note 2                          17,086            8,903
Accounts payable and accrued liabilities                52,027           60,428
Deferred revenues                                        6,798            6,173
Accrued income taxes                                    24,090           24,457

         Total Current Liabilities                     190,315          299,719

Long-Term Liabilities
Commercial paper - Note 2                               77,000           27,500
Deferred income taxes                                   18,131           18,423
Other long-term obligations                                419              390

         Total Liabilities                             285,865          346,032

Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 37,031,988 and 36,730,771 of Class A, and 18,804,017 and 19,093,071 of Class B, at March 31, 1995 and
  December 31, 1994, respectively                        5,584           5,582

Additional paid-in capital                              83,589          83,538
Retained earnings                                      126,213         136,517
Foreign currency translation adjustments               (10,951)        (14,585)

         Total Shareholders' Equity                     204,435         211,052

         Total Liabilities And Shareholders' Equity$    490,300    $    557,084

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)

Quarter Ended March 31,                                1995            1994
Auction

Revenues                                         $     37,136    $     34,659

Direct costs of services                               (9,218)         (7,193)
Salaries and related costs                            (22,178)        (19,560)
General and administrative expenses                   (16,863)        (15,714)
Depreciation and amortization                          (2,084)         (1,836)
Income from inventory and other auction - related
         activities                                      100              290
Operating loss - Auction                              (13,107)         (9,354)

Interest income                                           688           1,327
Interest expense                                       (1,230)           (630)
Net interest charged to Financial Services              1,406             335

Loss Before Taxes - Auction                           (12,243)         (8,322)

Financial Services
Revenues                                                3,274           1,676
General and administrative expenses                      (740)           (599)
Net interest expense from Auction                      (1,406)           (335)

Income Before Taxes - Financial Services                1,128             742

Real Estate
Revenues                                                2,083           2,617
Operating expenses                                     (1,728)         (2,108)

Income Before Taxes - Real Estate                         355             509

Corporate operating expenses                           (1,412)         (1,505)
Other non-operating income                                183              98

Consolidated
Revenues                                               42,493          38,952

Operating loss                                        (13,036)         (9,608)
Net interest income                                       864           1,032
Other non-operating income                                183              98

Loss before taxes                                     (11,989)         (8,478)
Income taxes                                            5,035           3,391

Net Loss                                         $     (6,954)   $     (5,087)

Net Loss Per Share                               $      (0.12)   $      (0.09)

Weighted Average Shares Outstanding                55,832,463      55,596,016

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)

Quarter Ended March 31,                         1995              1994
Operating Activities:
Net loss                                       $      (6,954)    $      (5,087)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
   Depreciation and amortization                       2,219             1,948
   Deferred income taxes                                 353              (332)
   Tax benefit of stock option exercises                  34               768
   Asset provisions                                      947             1,430
   Other                                                 242               158

Changes in assets and liabilities:
   Decrease (increase) in prepaid expenses              (921)              413
   Decrease in accounts receivable                    82,205            76,972
   Increase in inventory                             (28,182)           (1,864)
   Decrease in due to consignors                    (109,444)         (128,186)
   Increase (decrease) in accrued income taxes          (367)              369
   Decrease in other current liabilities              (7,776)          (12,903)
   Net cash used by operating activities             (67,644)          (66,314)

Investing Activities:
Finance operation loans                              (34,062)          (35,908)
Collections on finance operation loans                22,924            31,199
Capital expenditures                                  (1,069)             (891)
Decrease in investment in partnership                    337                84
     Net cash used by investing activities           (11,870)           (5,516)

Financing Activities:
Increase in commercial paper                          49,500            19,000
Increase (decrease) in short term borrowings           8,183               (78)
Proceeds from exercise of stock options                   18             1,636
Dividends paid                                        (3,350)           (3,336)
     Net cash provided by financing activities        54,351            17,222

Effect of exchange rate changes on cash               (1,116)              412
    Decrease in cash and cash equivalents            (26,279)          (54,196)
Cash and Cash Equivalents at Beginning of Period      34,987            91,840
     Cash and Cash Equivalents at End of Period$       8,708     $      37,644

See accompanying Notes to Consolidated Financial Statements

                               SOTHEBY'S HOLDINGS, INC.
                                   AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


1. The consolidated financial statements included herein have been prepared by Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual report on Form 10-K for the year ended December 31, 1994 (the "Annual Report"). Reference should be made to the Annual Report for industry segment information required to be included under Financial Accounting Standards Board Statement No. 14.

        In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the quarters ended March 31, 1995 and 1994 have been included. Certain amounts for the quarter ended March 31, 1994 have been reclassified to conform to the 1995 presentation.

2.      Credit Arrangements

        At March 31, 1995, there were $77.0 million of outstanding commercial paper notes sold to investors at weighted average discount rates of approximately 6.2% with average maturities of 26 days. These amounts have been classified on the consolidated balance sheets as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. Short-term borrowings totaled $17.1 million at March 31, 1995 and consisted primarily of bank borrowings at interest rates between LIBOR plus 0.30% and LIBOR plus 0.625%.

3.      Commitments and Contingencies

        In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $12.6 million at March 31, 1995.

        On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property. The Company must perform under its guarantee only in the event that (a) the property fails to sell and (b) the consignor prefers to be paid the guarantee price rather than retain ownership of the unsold property. In such event, the Company may purchase the property at the guaranteed price. At March 31, 1995 the Company had outstanding guarantees totaling approximately $40 million, which covers auction property having a mid-estimate sales price of approximately $50 million, as well as contingent liability of up to $8 million relating to other property which will not be sold at auction. Under the auction guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. At May 15, 1995, such total outstanding guarantees and contingent liabilities were approximately
        $39 million.

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

                              Percentage of Annual
                                Auction Sales
                                1994  1993  1992
            January - March      12%   10%  12%
               April - June      40%   38%  38%
               July - September   8%    6%   8%
         October - December      40%   46%  42%

                                100%  100% 100%

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Auction

        The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating margins than the second and fourth quarters due to the fixed nature of many of the operating expenses. (See Note 4 in the Notes to the Consolidated Financial Statements for additional information.)

        Following is a geographical breakdown of the Company's auction sales for the three month periods ended March 31, 1995 and 1994 (in thousands):

                       For the Three Months Ended March 31,
                            1995                     1994
        North America     $106,297                $101,940
        Europe              69,384                  59,341
        Asia                  -                       -


        Total             $175,681                $161,281

        For the three months ended March 31, 1995, auction sales increased to $175.7 million from $161.3 million in the first quarter of 1994, an increase of $14.4 million, or 9%. Auction sales recorded by the Company's European operations were positively affected by translation to U.S. dollars, which increased auction sales by $5.6 million. The remaining increase was largely attributable to single owner sales, including property from The New-York Historical Society and the Cyril Humphris Collection in New York and the Man Ray Collection in London.
        Revenues from auction operations ("Auction") for the first quarter of 1995 increased $2.5 million, or 7%, to $37.1. Excluding the impact of translating revenues outside North America into U.S. dollars, Auction revenues increased by $1.3 million or 4%. Auction revenues were positively affected by increased commissions (which are principally buyer's premium, vendor's commission and expense recoveries). The increase in commissions is largely due to the greater volume of auction sales discussed above and, to a lesser extent, a change in the relative mix of sales toward property with lower average values which yield higher average commission rates.
        Reductions in other non-commission revenue categories partially offset the impact of increased commissions.

        Auction operating expenses (which include direct costs of services, salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $50.3 million for the first quarter of 1995, an increase of $6.0 million, or 14%, when compared to the prior year. Excluding the effects of movements in exchange rates, Auction's operating expenses increased $3.9 million, or 9%, when compared to the first quarter of 1994. The increase in first quarter operating expenses was attributable to increased salaries and related costs, direct costs and general and administrative costs. Salaries and related costs increased $2.6 million, or 13%, in the first three months of 1995; excluding the impact of foreign currency movements, salaries and related costs increased $1.7 million, or 9%. The quarter-to-quarter increase is largely due to salary increases at the beginning of 1995 as well as the effect of additions to staff subsequent to the first quarter of 1994 (including several senior management positions). Direct costs of services, which consist largely of catalogue production, distribution and mailing costs, were up approximately $2.0 million, or 28%, in the first quarter of 1995; excluding the effects of currency movements, direct costs increased $1.7 million, or 23%. The increase in direct costs reflects increased costs related to catalogue printing, higher expenses associated with single owner sales and a decision by management to enhance the Company's worldwide corporate marketing. Direct costs of services as a percentage of sales was 5.2% in the first quarter of 1995 compared to 4.5% in the same period of the prior year. General and administrative costs increased $1.1 million, or 7%, in the first quarter of 1995. Excluding the impact of foreign currency movements, general and administrative costs increased only $0.4 million, or 3%.

        Income from inventory and other auction-related activities generated pre-tax income of $0.1 million compared to $0.3 million in 1994's first quarter.

        Traditionally, the first quarter generates a loss due to the seasonal nature of the art auction business. Auction's operating loss totalled $13.1 million for the quarter ended March 31, 1995, which represents a $3.8 million deterioration from the first quarter of 1994. Excluding movements in foreign currency movements, Auction's operating loss deteriorated by $2.9 million.

        Auction's interest income, which is earned on short-term investments of excess cash, decreased $0.6 million in the first three months of 1995 compared to 1994 due primarily to a lower level of invested funds when compared to the prior year. Interest expense is incurred on borrowings to fund cash requirements, including the client loan portfolio of the Company's subsidiary, Sotheby's Financial Services, Inc. ("Financial Services"). The increase in interest expense of $0.6 million is due primarily to higher average interest rates and, to a lesser extent, higher average commercial paper borrowings.

        As noted above, Auction funds a portion of the client loan portfolio of Financial Services. Net interest charged to Financial Services on borrowings from Auction totaled $1.4 million and $0.3 million in the first quarter of 1995 and 1994, respectively. The 1995 amount represents interest income of $1.7 million on borrowings by Financial Services from Auction, net of interest expense on special financing programs of $0.3 million charged by Financial Services to Auction. The quarter-to-quarter increase is attributable to the larger client loan portfolio and, to a lesser extent, the lower level of special financing programs for which interest is charged to Auction by Financial Services.


Financial Services

        Revenues from Financial Services increased to $3.3 million for the first quarter of 1995 from $1.7 million last year. The growth in revenues for the first quarter of 1995 was primarily due to an increase in the average outstanding loan portfolio and, to a lesser extent, higher rates of interest earned on outstanding loans. Average portfolio balances were $146.1 million for the first quarter of 1995, compared to $101.9 million in 1994's first quarter. The Company continues to experience increased demand for loans, particularly from consignors, which has resulted in the portfolio growth.

        For the first quarter of 1995, income before taxes increased $0.4 million from the comparable period in 1994. The increase is principally the result of the larger client loan portfolio discussed above.


Real Estate

        Revenues from Sotheby's International Realty, Inc. ("Real Estate") for the first quarter of 1995 decreased to $2.1 million from $2.6 million in 1994. The decrease reflects a decline in the level of property sales. Operating expenses decreased $0.4 million when compared to the first three months of 1994 largely reflecting a decrease in marketing (consistent with the lower level of property sales) as well as a reduction in various other operating expenses. Real Estate's pre-tax income for the first quarter of 1995 was slightly below the prior year level.


Corporate

        Corporate expenses of $1.4 million for the first quarter of 1995 were down marginally from the first quarter of 1994.

Provision for Income Taxes

        The consolidated effective tax rate was 42% for the first three months of 1995 and 40% for the first three months of 1994. The increased tax rate reflects the net impact of a shift in worldwide earnings to jurisdictions having higher statutory rates.


Net Loss and Loss Per Share

        For the first quarter of 1995, the net loss increased 37%, to $7.0 million, from a net loss of $5.1 million in the first quarter of 1994. The net loss per share for the first quarter of 1995 increased to $0.12 from $0.09 for the first quarter of 1994. The impact of translating the results of foreign subsidiaries into U.S. dollars increased the net loss by $0.5 million.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totalled $85.4 million at March 31, 1995 compared to $1.4 million at December 31, 1994. Working capital (current assets less current liabilities) at March 31, 1995 was $146.4 million compared to $105.0 million at December 31, 1994.

        The Company's client loan portfolio, consisting of loans which generally have a maturity of one year or less, increased to $144.3 million at March 31, 1995 compared to $131.3 million at December 31, 1994.

        The Company relies on internally generated funds and borrowings to meet its finance requirements. The Company may issue up to $200 million of short-term notes pursuant to its U.S. commercial paper program, of which $77.0 million was issued and outstanding at March 31, 1995. The Company supports any short-term notes issued under its U.S. commercial program with committed credit facilities. The Company has $300 million available under a bank credit agreement entered into during 1994.

        For the three month periods ended March 31, 1995 and 1994, the Company's primary sources of liquidity were derived from available cash balances supplemented by commercial paper borrowings. During the first quarter of 1995, short-term borrowings were also a primary source of liquidity. The most significant cash uses during the first quarters of 1995 and 1994 were operations (which included the purchase of inventory during the first quarter of 1995), net funding of the client loan portfolio ($11.1 million and $4.7 million for 1995 and 1994, respectively) and shareholder dividends. The Company anticipates that much of this inventory will be sold during 1995. The Company paid dividends to shareholders of $3.4 million during the first three months of 1995 in respect of 1994 and $3.3 million during the first three months of 1994 in respect of 1993.

        Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totaled $1.1 million for the first three months of 1995 and $0.9 million for the first quarter of 1994.

        In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan, or with recourse limited to the consigned works and to other works of art owned by the consignor, but not pledged as security. As of March 31, 1995, $1.5 million of these consignor advances were outstanding.

        From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. See Note 3 in the Notes to the Consolidated Financial Statements for additional information. The Company does not believe that material liquidity risk exists relating to these commitments.

        During April, the Company introduced a fixed rate commission schedule to be charged to sellers worldwide. The revised rates, which are effective immediately, will apply to future consignments for the fall auction season, beginning September 5, 1995.


OUTLOOK

        The Company is encouraged by auction sales and the level and quality of consignments received thus far in 1995.

        The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program and credit facilities will continue to be adequate to fund the client loan program, peak working capital requirements and other short-term commitments to consignors.

        The Company evaluates, on an ongoing basis, the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. Any significant alteration to these premises may require utilization of additional capital which the Company believes is adequately available.

                              PART II,  OTHER INFORMATION


                               SOTHEBY'S HOLDINGS, INC.
                                   AND SUBSIDIARIES






ITEM 6.        Exhibits and Reports on Form 8-K

                  (a)Exhibits
                     None


                  (b)Reports on Form 8-K
                     No report on Form 8-K has been filed for the quarter ended March 31, 1995.

                               SOTHEBY'S HOLDINGS, INC.
                                   AND SUBSIDIARIES






                                       SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 15 day of May, 1995, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                    SOTHEBY'S HOLDINGS, INC.




                     By:   PATRICIA A. CARBERRY
                           Vice President, Controller and
                           Chief Accounting Officer

                               SOTHEBY'S HOLDINGS, INC.
                                   AND SUBSIDIARIES




                                       SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 15th day of May, 1995, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.


                     SOTHEBY'S HOLDINGS, INC.




                     By:  PATRICIA A. CARBERRY
                          Vice President, Controller and
                          Chief Accounting Officer