Form 10-Q
period 1995-06-30
SOTHEBYS HOLDINGS INC
filed 1995-08-14
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C.  20549

                                            FORM 10-Q


                            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995
Commission File Number 1-9750



                               Sotheby's Holdings, Inc.
                   (Exact name of registrant as specified in its charter)


          Michigan                                              38-2478409
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                          Identification No.)


500 North Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                       48304
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, include area code:           (810) 646-2400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X  .    No        .

As of July 31, 1995, there were outstanding 38,099,232 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,791,226 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class
A Limited Voting Common Stock.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
                                                     For the Second Quarter                   For the Six Months
                                                         Ended June 30,                          Ended June 30,
                                                            1995           1994              1995           1994
Auction:

Revenues                                            $    102,590  $      87,764     $     139,726  $     122,423

Direct costs of services                                 (18,328)       (16,000)          (27,546)       (23,192)
Salaries and related costs                               (25,153)       (22,275)          (47,331)       (41,835)
General and administrative expenses                      (17,687)       (16,314)          (34,411)       (31,936)
Depreciation and amortization                             (2,241)        (2,034)           (4,325)        (3,870)
Income from inventory and other                              113           (142)               74             55
   auction related activities
Operating income - Auction                                39,294         30,999            26,187         21,645

Interest income                                              699            775             1,387          2,102
Interest expense                                          (1,464)        (1,075)           (2,694)        (1,705)
Net interest charged to Financial Services                 1,207            526             2,613            861
Income before taxes - Auction                             39,736         31,225            27,493         22,903

Financial Services:

Revenues                                                   3,124          2,358             6,398          4,034
General and administrative expenses                         (512)          (624)           (1,252)        (1,223)
Net interest expense from Auction                         (1,207)          (526)           (2,613)          (861)
Income before taxes - Financial Services                   1,405          1,208             2,533          1,950

Real Estate:

Revenues                                                   2,726          3,459             4,809          6,076
Operating expenses                                        (2,135)        (2,228)           (3,863)        (4,336)
Income before taxes - Real Estate                            591          1,231               946          1,740
Corporate operating expenses                              (1,759)        (1,727)           (3,171)        (3,232)
Other non-operating income (loss)                           (126)          (163)               57            (65)

Consolidated:

Revenues                                                 108,440         93,581           150,933        132,533

Operating income                                          39,531         31,711            26,495         22,103
Net interest income                                          442            226             1,306          1,258
Other non-operating income (loss)                           (126)          (163)               57            (65)
Income before tax                                         39,847         31,774            27,858         23,296
Income taxes                                             (16,178)       (12,709)          (11,143)        (9,318)
Net Income                                          $     23,669  $      19,065     $      16,715  $      13,978
Earnings Per Share                                  $       0.42  $        0.34     $        0.30  $        0.25
Weighted Average Shares Outstanding                   56,829,504     56,695,269        56,330,984     56,145,643
See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                                                 June 30,     December 31,
                                                                                     1995          1994
Assets
Current Assets
Cash and cash equivalents                                                   $      12,175  $     34,987
Accounts and notes receivable, net of allowance
  for doubtful accounts of $9,361 and $10,165
    Auction operations                                                            272,399       180,521
    Finance operations                                                             91,955        96,364
    Other                                                                          15,096        13,442
        Total Accounts Receivable, Net                                            379,450       290,327
Inventory, net                                                                     38,892        20,330
Deferred income taxes                                                              10,763        12,053
Prepaid expenses                                                                   13,101        12,053
        Total Current Assets                                                      454,381       369,750
Notes receivable-finance operations                                                38,002        34,930
Properties, less allowance for depreciation
  and amortization of $59,446 and $53,464                                          67,455        66,825
Intangible assets, less allowance for
  amortization of $29,019 and $28,051                                              28,764        29,054
Investment in partnership                                                          43,526        44,281
Other assets                                                                       11,047        12,244
        Total Assets                                                        $     643,175  $    557,084

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                                                  June 30,     December 31,
                                                                                     1995          1994
Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                           $     262,017  $    199,758
Short-term borrowings - Note 3                                                     22,023         8,903
Accounts payable and other                                                         69,594        66,601
Accrued income taxes                                                               37,553        24,457
        Total Current Liabilities                                                 391,187       299,719

Long-Term Liabilities
Commercial paper - Note 3                                                          10,000        27,500
Deferred income taxes                                                              18,299        18,423
Other long-term obligations                                                           200           390
        Total Liabilities                                                         419,686       346,032

Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 37,789,452 and 36,730,771 of Class A, and
  18,098,089 and 19,093,071 of Class B, at June 30, 1995 and
  December 31, 1994, respectively                                                   5,589         5,582
Additional paid-in capital                                                         83,776        83,538
Retained earnings                                                                 146,531       136,517
Foreign currency translation adjustments                                          (12,407)      (14,585)
         Total Shareholders' Equity                                               223,489       211,052
         Total Liabilities And Shareholders' Equity                         $     643,175  $    557,084
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
For the Six Months Ended June 30,                                 1995               1994
Operating Activities:
Net income                                              $       16,715     $       13,978
Adjustments to reconcile net income to net cash
     used by operating activities:
   Depreciation and amortization                                 4,543              4,097
   Deferred income taxes                                         1,166               (297)
   Tax benefit of stock option exercises                            42                780
   Asset provisions                                              2,574              2,990
   Other                                                           560             (2,304)

Changes in assets and liabilities:
   Decrease (increase) in prepaid expenses                      (1,048)             1,261
   Increase in accounts receivable                             (95,649)           (32,064)
   Increase in inventory                                       (18,728)            (1,568)
   Increase in due to consignors                                62,259              9,479
   Increase in accrued income taxes                             13,096             12,002
   Increase (decrease) in other current liabilities              2,995            (10,928)
   Net cash used by operating activities                       (11,475)            (2,574)

Investing Activities:
Finance operation loans                                        (47,418)           (97,216)
Collections on finance operation loans                          49,852             64,927
Capital expenditures                                            (3,035)            (2,201)
Decrease in investment in partnership                              755                306
     Net cash provided (used) by investing activities              154            (34,184)

Financing Activities:
Decrease in commercial paper                                   (17,500)            (7,500)
Increase in short term borrowings                               13,120              5,587
Proceeds from exercise of stock options                            202              1,893
Dividends paid                                                  (6,701)            (6,682)
     Net cash used by financing activities                     (10,879)            (6,702)

Effect of exchange rate changes on cash                           (612)             2,011
    Decrease in cash and cash equivalents                      (22,812)           (41,449)
Cash and Cash Equivalents at Beginning of Period                34,987             91,840
     Cash and Cash Equivalents at End of Period         $       12,175     $       50,391


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

       In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the second quarter and six month periods ended June 30, 1995 and 1994 have been included. Certain prior period amounts have been reclassified to conform to the current presentation.

2.     Finance Operations Notes Receivable

       As of July 31, 1995, approximately 36% of the Company's entire finance operation loan portfolio, including both short-term and long-term notes receivable, was extended to one borrower. The Company's general policy in relation to secured loans is to obtain collateral with a low estimated auction value equivalent to or greater than 200% of the secured loan. The low auction estimate of the collateral for this secured loan exceeded the Company's general policy requirements at December 31, 1994. No other individual loan amounted to more than 5% of total assets.

       Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". Adoption of this standard did not have a material impact on the Company's financial statements.

       Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Following are the changes in the allowance for credit losses relating to finance operations notes receivable for the six months ended June 30, 1995 and 1994 (in thousands):

                                                       1995               1994
       Allowance for credit losses
        at December 31, 1994 and 1993                $2,292             $3,614
       Provisions                                       202                152
       Writeoffs                                       (134)            (1,507)
       Other                                             24                 79
       Allowance for credit losses
        at June 30, 1995 and 1994                    $2,384             $2,338


3.     Credit Arrangements

       At June 30, 1995, there were $10.0 million of outstanding commercial paper notes sold to investors at weighted average discount rates of 6.26% with an average maturity of 5 days. These amounts have been classified on the consolidated balance sheets as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. At June 30, 1995, the Company also had $22.0 million outstanding under bank lines of credit at weighted average interest rates of 6.59%.

4.     Commitments and Contingencies

       The Company, in the normal course of business, is a defendant in various legal actions.

       In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $42.9 million at June 30, 1995 and $15.9 million at July 31, 1995.

       On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property. The Company must perform under its guarantee only in the event that (a) the property fails to sell and (b) the consignor prefers to be paid the guarantee price rather than retain ownership of the unsold property. In such event, the Company purchases the property at the guaranteed price. At June 30, 1995 the Company had outstanding guarantees totaling approximately $34.5 million, which covers auction property having a mid-estimate sales price of approximately $47.8 million.
       In addition, the Company had an outstanding guarantee of up to $8.0 million relating to other property which will not be sold at auction. Under the auction guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price.

       In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements.

5.     Seasonality of Business

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

ITEM 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION


RESULTS OF OPERATIONS


Auction

    The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating margins than the second and fourth quarters due to the fixed nature of many of the operating expenses. (See Note 5 in the Notes to the Consolidated Financial Statements for additional information.)

    Following is a geographical breakdown of the Company's auction sales for the second quarter and six month periods ended June 30, 1995 and 1994 (in thousands):

                            For the Second Quarter                  For the Six Months
                                Ended June 30,                        Ended June 30,
                             1995               1994                  1995          1994

    North America         $352,746          $281,610              $459,043      $383,550
    Europe                 284,532           223,496               353,916       282,837
    Asia                    18,521            25,693                18,521        25,693

    Total                 $655,799          $530,799              $831,480      $692,080

    For the quarter ended June 30, 1995, worldwide auction sales increased to $655.8 million from $530.8 million in the second quarter of 1994, an increase of $125.0 million, or 24%. This increase was attributable to Europe and North America, where sales increased 27% and 25%, respectively. Sales in Asia declined 28% compared to the second quarter of 1994. Auction sales recorded by the Company's foreign operations were positively affected by translation to U.S. dollars, which increased auction sales by $24.4 million. For the six months ended June 30, 1995, worldwide auction sales increased $139.4 million, or 20%, compared to the first six months of 1994. Sales in Europe and North America increased 25% and 20%, respectively, while Asian sales decreased 28%. Movements in exchange rates increased sales by approximately $30.0 million for the first half of 1995; excluding these exchange rate movements, 1995 sales increased 16%. The increase in North American sales for both the second quarter and first half of 1995 was largely due to single owner and estate sales. Europe's increased sales were largely due to the success of the Impressionist and Modern Paintings sales in the United Kingdom as well as Jewelry sales in Switzerland. The decrease in Asian sales is primarily due to a shortfall in Hong Kong's spring sales series and the nonrecurring nature of the successful 1994 single owner Taiwan paintings sale.

    Revenues from auction operations ("Auction") for the second quarter of 1995 increased $14.8 million, or 17%, and, for the first six months of 1995 increased $17.3 million, or 14%, over the comparable periods of the prior year. The impact of translating results outside North America to U.S. dollars increased second quarter and six month Auction revenues $3.7 million and $4.9 million, respectively. Excluding movements in exchange rates, Auction revenues increased 13% and 10% for the second quarter and first half of 1995 respectively. The increase in Auction revenues for both the second quarter and first six months of 1995 was largely attributable to increased commissions (which are principally buyer's premium, vendor's commission and expense recoveries) due to the greater volume of auction sales discussed above. Increases in other non-commission revenue categories also contributed to the increased revenue for both the second quarter and six month periods. The volume and non-commission revenue related increases were offset, in part, by a change in the relative mix of sales toward property with higher average lot values as well as an increase in single owner sales.

    Auction's operating expenses (which include Auction's direct costs of services, salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $63.4 million for the second quarter of 1995, an increase of $6.8 million, or 12%, over 1994's second quarter. Excluding the impact of foreign currency movements, operating expenses increased 7% for the second quarter of 1995. For the first six months of 1995, operating expenses increased to $113.6 million, an increase of $12.8 million, or 13%, over the previous year's first six months. Excluding movements in exchange rates, operating expenses increased 8% during the first half of 1995. Salaries and related costs increased $2.9 million and $5.5 million for the second quarter and first half of 1995, respectively, an increase of 13% in both periods when compared to the same periods of 1994.
    Excluding exchange rate movements, salaries and related costs increased 8% and 9% for the second quarter and first six months of 1995 principally due to: salary increases at the beginning of 1995; salary adjustments put into effect during the course of 1994; and, in the second quarter, increases relating to the increased sales activity. Direct costs of services, which consist largely of catalogue production, distribution and mailing costs, were up approximately $2.3 million (15%) in the second quarter of 1995 and $4.4 million (19%) for the first half of 1995. Excluding movements in exchange rates, direct costs increased 10% and 14% in the three months and six months ended June 30, 1995, respectively, due largely to the sales growth experienced in 1995. Direct costs of services as a percentage of sales was 2.79% in the second quarter of 1995 compared to 3.01% for the same period of 1994. For the first half of 1995 direct costs as a percentage of sales was down slightly when compared to 1994. General and administrative expenses increased $1.4 million for the second quarter of 1995 and $2.5 million for the first six months of 1995, an increase of 8% in both periods. Excluding movements in foreign currencies, general and administrative costs increased 4% and 3% for the second quarter and first half of 1995, respectively.

    Income from inventory and other auction-related activities includes: net gains (losses) on sales of inventory (including inventory obtained as a result of the auction process as well as inventory purchased by the Company as an investment, including the Company's share of earnings from the sale of inventory through the Acquavella Modern Art Partnership); net gains (losses) earned from guarantees; and provisions for writedowns of inventory to estimated realizable value. For the quarter ended June 30, 1995, inventory and other auction-related activities generated pre-tax income of $0.1 million compared to a pre-tax loss of $0.1 million for the second quarter of 1994. For each of the six months ended June 30, 1995 and 1994, income from inventory and other auction-related activities contributed $0.1 million to pre-tax income.

    Auction's operating income increased $8.3 million, or 27%, to $39.3 million for the quarter ended June 30, 1995. Year-to-year exchange rate movements increased 1995 second quarter Auction operating income $1.1 million compared to 1994. Auction's operating income increased $4.5 million, or 21%, compared to the first six months of the previous year. Year-to-year exchange rate movements did not have a material effect on Auction's six month operating income.

    Auction's interest income, which is earned on short-term investments of excess cash, decreased in the first six months of 1995 compared to the first six months of 1994 due primarily to a lower level of invested funds when compared to the prior year. Interest expense is incurred on borrowings to fund cash requirements, including the client loan portfolio of the Company's subsidiary, Sotheby's Financial Services, Inc. ("Financial Services"). The increase in interest expense of $1.0 million is due to higher average interest rates as well as higher average borrowings in the first half of 1995 compared to the first six months of 1994.

    As noted above, Auction funds a portion of the client loan portfolio of Financial Services. Net interest charged to Financial Services on borrowings from Auction totaled $2.6 million and $0.9 million for the first six months of 1995 and 1994, respectively. The 1995 amount represents interest income of $3.2 million on borrowings by Financial Services from Auction, net of interest expense on special financing programs of $0.6 million charged by Financial Services to Auction. The year-to-year increase is largely attributable to the larger client loan portfolio and, to a much lesser extent, the lower level of special financing programs for which interest is charged to Auction by Financial Services.


Financial Services

    Revenues from Financial Services increased to $3.1 million for the second quarter of 1995 from $2.4 million last year. For the first six months of 1995, revenues from Financial Services were $6.4 million compared to $4.0 million for the same period last year. The increase in revenues for the second quarter of 1995 was largely due to higher rates of interest earned on outstanding loans. The growth in revenues in the first half of 1995 was due to an increase in rates earned on outstanding loans as well as an increase in the average outstanding loan portfolio. Average portfolio balances for the six months ended June 30, 1995 and 1994 were approximately $140.6 million and $119.3 million, respectively. The Company continues to experience increased demand for loans which has resulted in the portfolio growth.

    For the second quarter of 1995, income before taxes increased $0.2 million, or 16%, from the comparable period in 1994. For the first half of 1995, income before taxes increased $0.6 million, or 30%, when compared to the prior period.


Real Estate

    Pre-tax income from Sotheby's International Realty, Inc.
    for the second quarter and first half of 1995 decreased $0.6 million and $0.8 million, respectively, compared to the second quarter and first six months of 1994. The decrease reflects a lower level of property sales in direct brokerage operations in 1995 offset, in part, by a decrease in operating expenses, principally sale marketing and professional fees.


Provision for Income Taxes

    The consolidated effective tax rate was 41% in the second quarter of 1995 compared to 40% in the same period of 1994. The consolidated effective tax rate was 40% in the first six months of 1995 and 1994. The reduction in the effective tax rate from 42% in the first quarter of 1995 to 40% in the first half of 1995 reflects the Company's updated worldwide tax position.


Net Income and Earnings per Share

    For the second quarter of 1995, net income increased 24% to $23.7 million, compared to net income of $19.1 million in the second quarter of 1994. Excluding the impact of movements in exchange rates, net income for the second quarter of 1995 increased 19% when compared to the same period of the prior year. For the first six months of 1995, net income increased $2.7 million, or 20%, to $16.7 million from $14.0 million in the first six months of 1994. Movements in foreign currencies did not have a material impact on 1995 six month results. Earnings per share for the second quarter of 1995 increased to $0.42 from $0.34 in the second quarter of 1994. Earnings per share for the six months ended June 30, 1995 totaled $0.30, compared to $0.25 in the first six months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $19.8 million at June 30, 1995 compared to $1.4 million at December 31, 1994. Working capital (current assets less current liabilities) at June 30, 1995 was $63.2 million compared to $70.0 million at December 31, 1994.

    The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $200 million of short-term notes pursuant to its U.S. commercial paper program, of which $10.0 million was issued and outstanding at June 30, 1995. The Company supports any short-term notes issued under its U.S. commercial paper program with committed credit facilities. The Company has $300 million available under a bank credit agreement entered into during 1994.

    For the six months ended June 30, 1995 and 1994, the Company's primary sources of liquidity were derived from available cash balances supplemented by short-term borrowings. The most significant cash uses during the first half of 1995 were repayment of commercial paper borrowings, operations and payment of shareholder dividends. For the first six months of 1994, the most significant cash uses were net funding of the client loan portfolio, repayment of commercial paper borrowings and payment of shareholder dividends. The Company paid dividends to shareholders of $6.7 million during the first six months of 1995 (of which $3.4 million was in respect of 1994) and $6.7 million in the first half of 1994 (of which $3.3 million was in respect of 1993).

    Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totalled $3.0 million for the first six months of 1995 and $2.2 million for the first six months of 1994.

    In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan, or with recourse limited to the consigned works and to other works of art owned by the consignor but not pledged as security. As of June 30, 1995, $1.9 million of these consignor advances were outstanding.

    From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. See Note 4 in the notes to the consolidated financial statements for additional information. The Company does not believe that material liquidity risk exists relating to these commitments.

    During April 1995, the Company introduced a fixed rate commission schedule to be charged to sellers worldwide. The revised rates, which are effective immediately, will apply to future consignments for the fall auction season, beginning September 5, 1995. The Company will honor commitments made prior to the announcement of these revised rates.

OUTLOOK

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

                                  PART II,  OTHER INFORMATION
                                    SOTHEBY'S HOLDINGS, INC.
                                        AND SUBSIDIARIES



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    On June 15, 1995, the Company held its annual meeting of shareholders.
    The matters on which the shareholders voted were: the election of three directors by the holders of Class A Limited Voting Common Stock; the election of seven directors by the holders of Class B Common Stock; and the ratification of the Board's selection of Deloitte & Touche LLP the Company's independent auditors for the year ending December 31, 1995.
    All nominees were elected, and all other proposals passed. The results of the voting are shown below:

                                  ELECTION OF CLASS A DIRECTORS
NOMINEES                  FOR                 AGAINST             WITHHELD

A. Alfred Taubman         30,155,921          0                   77,913
Max M. Fisher             30,153,821          0                   80,013
Walter J. P. Curley       30,187,121          0                   46,713

                                    ELECTION OF CLASS B DIRECTORS
NOMINEES                                  FOR                           AGAINST      WITHHELD

Viscount Blakenham                        184,331,220                   0            0
Diana D. Brooks                           177,331,220                   0            7,000,000
Lord Camoys                               184,331,220                   0            0
The Rt. Hon. The Earl of Gowrie           184,331,220                   0            0
The Marquess of Hartington                184,331,220                   0            0
Simon de Pury                             184,331,220                   0            0
R. Julian de la M. Thompson               184,331,220                   0            0

                                  RATIFICATION OF INDEPENDENT AUDITORS
214,532,644             Votes were cast for ratification;

     16,282             Votes were cast against ratification; and

     16,128             Votes abstained (including broker non-votes).

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

                       (a)  Exhibits
                            27. Financial Data Schedule

                       (b)  Reports on Form 8-K
                            No report on Form 8-K as been filed for the quarter ended June 30, 1995.

                               SOTHEBY'S HOLDINGS, INC.
                                  AND SUBSIDIARIES




                                      SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of August, 1995, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                                        SOTHEBY'S HOLDINGS, INC.




                                        By:        PATRICIA A. CARBERRY
                                                   Patricia A. Carberry
                                                   Vice President, Controller
                                                   and Chief Accounting
                                                   Officer

                               SOTHEBY'S HOLDINGS, INC.
                                  AND SUBSIDIARIES




                                      SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this 14th day of August, 1995, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                                        SOTHEBY'S HOLDINGS, INC.




                                        By:
                                                   Patricia A. Carberry
                                                   Vice President, Controller
                                                   and Chief Accounting
                                                   Officer