Form 10-Q
period 1995-09-30
SOTHEBYS HOLDINGS INC
filed 1996-02-05
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1995
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

As of October 31, 1995, there were outstanding 38,703,848 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,291,226 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

PART 1: FINANCIAL INFORMATION
Item 1: Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
                                                                 For the Third Quarter        For the Nine Months
                                                                  Ended September 30,          Ended September 30,
                                                                   1995          1994         1995           1994
Auction:

Revenues                                                     $   28,746    $   25,476    $  168,472    $  147,899

Direct costs of services                                         (7,170)       (6,329)      (34,716)      (29,521)
Salaries and related costs                                      (22,081)      (20,235)      (69,412)      (62,070)
General and administrative expenses                             (17,917)      (16,347)      (52,328)      (48,283)
Depreciation and amortization                                    (2,175)       (2,154)       (6,500)       (6,024)
Loss from inventory and other auction related activities           (264)         (470)         (190)         (415)
Operating income (loss) - Auction                               (20,861)      (20,059)        5,326         1,586

Interest income                                                     898         1,217         2,285         3,319
Interest expense                                                 (1,562)       (1,314)       (4,256)       (3,019)
Net interest charged to Financial Services                        1,728           963         4,341         1,824
Income (loss) before taxes - Auction                            (19,797)      (19,193)        7,696         3,710

Financial Services:

Revenues                                                          3,610         2,550        10,008         6,584
General and administrative expenses                                (829)         (591)       (2,081)       (1,814)
Net interest expense from Auction                                (1,728)         (963)       (4,341)       (1,824)
Income before taxes - Financial Services                          1,053           996         3,586         2,946

Real Estate:

Revenues                                                          3,397         2,903         8,206         8,979
Operating expenses                                               (2,495)       (2,208)       (6,358)       (6,544)
Income before taxes - Real Estate                                   902           695         1,848         2,435
Corporate operating expenses                                     (1,560)       (1,686)       (4,731)       (4,918)
Other non-operating income (loss)                                   (33)           24            24           (41)

Consolidated:

Revenues                                                         35,753        30,929       186,686       163,462

Operating income (loss)                                         (20,466)      (20,054)        6,029         2,049
Net interest income                                               1,064           866         2,370         2,124
Other non-operating income (loss)                                   (33)           24            24           (41)
Income (loss) before taxes                                      (19,435)      (19,164)        8,423         4,132
Income taxes                                                      7,773         7,665        (3,370)       (1,653)
Net Income (Loss)                                            $  (11,662)   $  (11,499)   $    5,053    $    2,479
Earnings (Loss) Per Share                                    $    (0.21)   $    (0.21)   $     0.09    $     0.04
Weighted Average Shares Outstanding                          55,931,196    55,793,905    56,197,721    56,028,397
See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                                                  September 30,      December 31,
                                                                                           1995              1994
Assets
Current Assets
Cash and cash equivalents                                                          $     17,369      $     34,987
Accounts and notes receivable, net of allowance
  for doubtful accounts of $8,209 and $10,165 - Note 2
    Auction operations                                                                  107,253           180,521
    Finance operations                                                                  117,733            96,364
    Other                                                                                18,042            13,442
        Total Accounts and Notes Receivable, Net                                        243,028           290,327
Inventory, net                                                                           31,741            20,330
Deferred income taxes                                                                    10,118            12,053
Prepaid expenses                                                                         14,907            12,053
        Total Current Assets                                                            317,163           369,750
Notes receivable - finance operations                                                    45,186            34,930
Properties, less allowance for depreciation
  and amortization of $60,823 and $53,464                                                67,682            66,825
Intangible assets, less allowance for
  amortization of $29,219 and $28,051                                                    28,381            29,054
Investment in partnership                                                                43,367            44,281
Other assets                                                                             11,127            12,244
        Total Assets                                                               $    512,906      $    557,084

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                                                  September 30,      December 31,
                                                                                           1995              1994
Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                                  $     96,099      $    199,758
Short-term borrowings - Note 3                                                           15,772             8,903
Accounts payable and accrued liabilities                                                 55,634            60,428
Deferred charges                                                                          6,799             6,173
Accrued income taxes                                                                     13,342            24,457
        Total Current Liabilities                                                       187,646           299,719

Long-Term Liabilities
Commercial paper - Note 3                                                                98,000            27,500
Deferred income taxes                                                                    18,392            18,423
Other long-term obligations                                                                 435               390
        Total Liabilities                                                               304,473           346,032

Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 38,688,315 and 36,730,771 of Class A, and
  17,291,226 and 19,093,071 of Class B, at September 30, 1995 and
  December 31, 1994, respectively                                                         5,598             5,582
Additional paid-in capital                                                               84,533            83,538
Retained earnings                                                                       131,518           136,517
Foreign currency translation adjustments                                                (13,216)          (14,585)
         Total Shareholders' Equity                                                     208,433           211,052
         Total Liabilities And Shareholders' Equity                                $    512,906      $    557,084
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
For the Nine Months Ended September 30,                                     1995                1994
Operating Activities:
Net income                                                        $        5,053      $        2,479
Adjustments to reconcile net income to net cash
     used by operating activities:
   Depreciation and amortization                                           6,784               6,365
   Deferred income taxes                                                   1,904                (407)
   Tax benefit of stock option exercises                                     165                 803
   Asset provisions                                                        7,113               3,969
   Other                                                                     977              (1,818)

Changes in assets and liabilities:
   Increase in prepaid expenses                                           (2,854)               (836)
   Decrease in accounts receivable                                        64,623              85,476
   Increase in inventory                                                 (14,246)               (738)
   Decrease in due to consignors                                        (103,659)           (132,855)
   Decrease in accrued income taxes                                      (11,115)            (17,486)
   Decrease in other current liabilities                                  (4,168)            (10,328)
   Net cash used by operating activities                                 (49,423)            (65,376)

Investing Activities:
Finance operation loans                                                  (92,813)           (107,669)
Collections on finance operation loans                                    62,153              75,211
Capital expenditures                                                      (5,605)             (4,030)
Decrease in investment in partnership                                        914               1,186
   Net cash used by investing activities                                 (35,351)            (35,302)

Financing Activities:
Increase in commercial paper                                              70,500              37,000
Increase in short term borrowings                                          6,869               4,922
Proceeds from exercise of stock options                                      848               2,245
Dividends                                                                (10,054)            (10,030)
   Net cash provided by financing activities                              68,163              34,137

Effect of exchange rate changes on cash                                   (1,007)              1,983
    Decrease in cash and cash equivalents                                (17,618)            (64,558)
Cash and Cash Equivalents at Beginning of Period                          34,987              91,840
     Cash and Cash Equivalents at End of Period                   $       17,369      $       27,282
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

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the third quarter and nine month periods ended September 30, 1995 and 1994 have been included. Certain prior period amounts have been reclassified to conform to the current presentation.


2.   Finance Operations Notes Receivable

     As of September 30, 1995, an amount equal to approximately 34% of the finance operation loan portfolio of the Companys subsidiary, Sothebys Financial Services, Inc. ("Financial Services") was extended to one borrower. The Company's general policy in relation to secured loans is to obtain collateral with a low estimated auction value equivalent to or greater than 200% of the secured loan. The low auction estimate of the collateral for this secured loan was within the Company's general policy requirements at September 30, 1995. No other individual loan amounted to more than 5% of total assets.

     Effective  January  1,  1995,  the  Company  adopted  Statement  of
     Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". Adoption of this standard did not have a material impact on the Company's financial statements.

     Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Following are the changes in the allowance for credit losses relating to finance operations notes receivable for the nine months ended September 30, 1995 and 1994 (in thousands):

                                                    1995           1994
     Allowance for credit losses
        at December 31,1994 and 1993            $  2,292       $  3,614
     Provisions                                      319            255
     Writeoffs                                                   (1,583)
     Other                                            16            113
     Allowance for credit losses
      at September 30, 1995 and 1994              $2,627         $2,399

3.   Credit Arrangements

     At September 30, 1995, there were $98.0 million of outstanding commercial paper notes sold to dealers at weighted average discount rates of 5.9% with average maturities of 20.3 days. These notes have been classified on the consolidated balance sheet as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. At September 30, 1995, the Company also had $15.8 million outstanding under bank lines of credit at weighted average interest rates of 7.4%.


4.   Commitments and Contingencies

     The Company, in the normal course of business, is a defendant in various legal actions.

     In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $16.5 million at September 30, 1995.

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property. The Company must perform under its guarantee only in the event that (a) the property fails to sell and (b) the consignor prefers to be paid the guarantee price rather than retain ownership of the unsold property. In such event, the Company purchases the property at the guaranteed price. At September 30, 1995 the Company had outstanding guarantees totaling approximately $33.0 million which covers auction property having a mid-estimate sales price of approximately $43.8 million. Under the auction guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. At November 13, 1995 auction guarantees totaled $5.9 million. In addition, the Company had an outstanding guarantee of up to $8.0 million relating to property which is not art.

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

     Following is a geographical breakdown of the Company's auction sales for the third quarter and nine month periods ended September 30, 1995 and 1994 (in thousands):

                            For the Third Quarter            For the Nine Months
                              Ended September 30,            Ended September 30,
                               1995          1994            1995           1994
     North   America     $   31,224    $   21,526      $  490,267     $  405,075
     Europe                  82,117        79,292         436,033        362,130
     Asia                    10,233         4,336          28,754         30,029

     Total               $  123,574    $  105,154      $  955,054     $  797,234

     For the quarter ended September 30, 1995, worldwide auction sales increased to $123.6 million from $105.2 million in the third quarter of 1994, an increase of $18.4 million, or 18%. Sales in North America increased $9.7 million, or 45%, due largely to Septembers "Asia Sales Week" which totaled $10.9 million. This event occurred during the fourth quarter of 1994. Sales in Europe grew 4% when compared to the third quarter of 1994 due largely to the success of the $24.4 million Old Master Paintings sales in July in London. Asian sales grew $5.9 million in the third quarter of 1995 due to a $6.5 million Western Jewelry sale, the first of its kind in Hong Kong. Auction sales recorded by the Companys foreign operations during the third quarter of 1995 were not materially impacted by translation to U.S. dollars. For the nine months ended September 30, 1995, worldwide auction sales increased $157.8 million, or 20%, compared to the first nine months of 1994. Sales in North America and Europe increased 21% and 20%, respectively, while Asian sales decreased 4%. Movements in exchange rates increased sales by approximately $31.1 million for the first nine months of 1995; excluding these exchange rate movements, 1995 sales increased 16%. The increase in worldwide sales for the first nine months of 1995 was largely due to increases in sales of Impressionist and Modern art as well as Jewelry, with most of the growth contributed by single-owner and other non-recurring sales.

     Revenues from auction operations ("Auction") for the third quarter of 1995 increased $3.3 million, or 13%, over the same period of 1994. Exchange rate movements did not materially impact revenues for the quarter. For the first nine months of 1995, Auction revenues increased $20.6 million, or 14%, over the comparable period of the prior year. Excluding movements in exchange rates, Auction revenues increased 10% for first nine months of 1995. The increase in Auction revenues for both the third quarter and first nine months of 1995 were largely attributable to increased commissions (which are principally buyer's premium, vendor's commission and expense recoveries) due to the greater volume of auction sales discussed above. Increases in other non-commission revenue categories also contributed to the increased revenue for the nine month period and, to a much lesser extent, the third quarter. The increase in revenues for the first nine months of 1995 related to sales volume and growth in non-commission revenue were offset, in part, by a change in the relative mix of sales toward property with higher average lot values as well as an increase in single owner sales which typically yield lower average commission rates.

     Direct costs of services (which consist largely of catalogue production, distribution and mailing costs) as a percentage of auction sales was 5.8% in the third quarter of 1995 compared to 6.0% for the same period of 1994. For the first nine months of 1995, direct costs as a percentage of auction sales declined to 3.6% from 3.7% during the first nine months of 1994. As a result of the sales growth experienced in 1995, direct costs of services were up approximately $0.8 million (13%) in the third quarter of 1995 and $5.2 million (18%) for the first nine months of 1995. Excluding movements in exchange rates, direct costs increased 11% and 14% in the three months and nine months ended September 30, 1995, respectively.

     All other auction operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $42.2 million for the third quarter of 1995, an increase of $3.4 million, or 9%, over 1994's third quarter. Excluding the impact of foreign currency movements, other auction operating expenses increased 7% for the third quarter of 1995. For the first nine months of 1995, other auction operating expenses increased to $128.2 million, an increase of $11.9 million, or 10%, over the previous year's first nine months. Excluding movements in exchange rates, other auction operating expenses increased 6% during the first nine months of 1995. The increase in other auction operating expenses for the quarter and nine month periods ended September 30, 1995 was principally due to salaries and related costs which increased 9% and 12% in each respective period. Excluding the impact of exchange rate movements, salaries and related costs increased 7% for the third quarter and 8% for the first nine months of 1995. In addition, general and administrative expenses increased 10% for the third quarter of 1995 and 8% for the first nine months of 1995. Excluding movements in foreign currencies, general and administrative costs increased 7% and 5% for the third quarter and first nine months of 1995, respectively.

     Income   from   inventory  and  other  auction-related   activities
     includes: net gains (losses) on sales of inventory (including inventory obtained as a result of the auction process as well as inventory purchased by the Company as an investment, including the Company's share of earnings from the Acquavella Modern Art Partnership); net gains (losses) earned from guarantees; and provisions for writedowns of inventory to estimated realizable value. For the quarter ended September 30, 1995, inventory and other auction-related activities generated a pre-tax loss of $0.3 million compared to a pre-tax loss of $0.5 million for the third quarter of 1994. For the nine months ended September 30, 1995, inventory and other auction-related activities generated a pre-tax loss of $0.2 million compared to a pre-tax loss of $0.4 million in 1994.

     Auction's operating loss increased $0.8 million, or 4%, to $20.9 million for the quarter ended September 30, 1995. Auction's operating income totaled $5.3 million in the first nine months of 1995, an increase of $3.7 million compared to the first nine months of the previous year. Year-to-year exchange rate movements did not have a material effect on Auction's third quarter or nine month operating income.

     Auction's interest income, which is earned on short-term investments of excess cash, decreased in the third quarter and first nine months of 1995 compared to the comparable periods of 1994 due primarily to a lower level of invested funds when compared to the prior year. Interest expense is incurred on borrowings to fund cash requirements, including the client loan portfolio of Financial Services. The increase in interest expense of $1.2 million in the first nine months of 1995 is due to higher average interest rates on the Companys borrowings and, to a lesser extent, higher average short-term borrowings in the first nine months of 1995 compared to the first nine months of 1994. The year-to-year increase in borrowings is largely attributable to the larger client loan portfolio as well as the purchase of inventory.


Financial Services

     Revenues from Financial Services increased to $3.6 million for the third quarter of 1995 from $2.6 million last year. For the first nine months of 1995, revenues from Financial Services were $10.0 million compared to $6.6 million for the same period last year. The growth in revenues in the third quarter and first nine months of 1995 was due to an increase in rates earned on outstanding loans and, to a lesser extent, an increase in the average outstanding loan portfolio. Average portfolio balances for the nine months ended September 30, 1995 and 1994 were approximately $144.6 million and $123.7 million, respectively.

     For the third quarter of 1995, income before taxes increased $0.1 million, or 6%, from the comparable period in 1994. For the first nine months of 1995, income before taxes increased $0.6 million, or 22%, when compared to the prior period. Increased revenues for the third quarter and nine month periods were offset, in part, by higher operating expenses and higher net interest expense from Auction (as discussed above).


Real Estate

     Sothebys International Realty, Inc. ("Real Estate") reported pre-tax income of $0.9 million in the third quarter of 1995, an increase of $0.2 million, or 30%, over the third quarter of 1994. The increase was attributable to increased property sales in both direct brokerage and regional operations offset, in part, by higher operating expenses directly related to the increase in property sales. Pre-tax income from Real Estate for the first nine months of 1995 decreased $0.6 million compared to 1994. The decrease reflects a lower level of property sales in direct brokerage operations in 1995 offset, in part, by a decrease in operating expenses.


Provision for Income Taxes

     The consolidated effective tax rate was 40% in the first nine months of 1995 and 1994.


Net Income and Earnings per Share

     For the third quarter of 1995, the net loss was relatively constant when compared to 1994. For the first nine months of 1995, net income increased $2.6 million to $5.1 million from $2.5 million in the first nine months of 1994. Movements in foreign currencies did not have a material impact on 1995 third quarter or nine month results. The loss per share for the third quarter of 1995 and 1994 was $0.21. Earnings per share for the nine months ended September 30, 1995 totaled $0.09, compared to $0.04 in the first nine months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $96.4 million at September 30, 1995 compared to $1.4 million at December 31, 1994. Working capital (current assets less current liabilities) at September 30, 1995 was $129.5 million compared to $70.0 million at December 31, 1994.

     The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $200 million of short-term notes pursuant to its U.S. commercial paper program, of which $98.0 million was issued and outstanding at September 30, 1995. The Company supports any short-term notes issued under its U.S. commercial paper program with committed credit facilities. The Company has $300 million committed and available under a bank credit agreement entered into during 1994.

     For the nine months ended September 30, 1995 and 1994, the Company's primary sources of liquidity were derived from available cash balances supplemented by short-term and commercial paper borrowings. The most significant cash uses during the first nine months of 1995 and 1994 were operations, net funding of the client loan portfolio and payment of shareholder dividends.

     Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totaled $5.6 million for the first nine months of 1995 and $4.0 million for the first nine months of 1994.

     In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan, or with recourse limited to the consigned works and to other works of art owned by the consignor but not pledged as security. As of September 30, 1995, $6.4 million of these consignor advances were outstanding.

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

     During April 1995, the Company introduced a fixed rate commission schedule to be charged to sellers worldwide. The revised rates apply to auction consignments for the fall season beginning September 5, 1995. The full impact of this change to our worldwide commission structure will not be realized until 1996 as commission rates for a significant portion of fall 1995 consignments were committed to prior to the announcement of the new structure.

     In November of 1995, the Company announced a stock repurchase program to acquire up to 1,000,000 shares of its outstanding Class A Common Stock in the open market.


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

 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      (a)Exhibits
                         27. Financial Data Schedule

                      (b)Reports on Form 8-K
                          No  report on Form 8-K has been filed  for  the
                      quarter ended September 30, 1995.

                        SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES




                               SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 14 day of November, 1995, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                               SOTHEBY'S HOLDINGS, INC.




                               By:         PATRICIA A. CARBERRY
                                           Patricia A. Carberry
                                           Vice President, Controller
                                           and Chief Accounting
                                           Officer