Form 10-K
period 1995-12-31
SOTHEBYS HOLDINGS INC
filed 1996-03-29
CIK 823094

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
  OF 1934 (FEE REQUIRED)
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

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


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (810) 646-2400 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
    Class A Limited Voting Common Stock,                  New York Stock Exchange
               $0.10 Par Value                             London Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.         YES  ....X...  NO  ........

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 11, 1996, the aggregate market value of the 38,754,147 shares of Class A Limited Voting Common Stock held by non-affiliates of the registrant was $561,935,132, based upon the closing price ($14.50) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Limited Voting Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 11, 1996, there were outstanding 38,792,335 shares of Class A Limited Voting Common Stock (the "Class A Common Stock") and 17,278,667 shares of Class B Common Stock (the "Class B Common Stock"), freely convertible into 17,278,667 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual shareholders report for the year ended December 31, 1995 (the "Annual Report") are incorporated by reference into Parts I and II.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is the world's preeminent auctioneer of fine arts, antiques and collectibles, offering property in over 70 collecting categories, among them paintings, jewelry, decorative arts and books. The worldwide auction business is conducted through a division known as "Sotheby's" and consists of three principal operating units: Sotheby's North and South America ("Sotheby's, Inc."), Sotheby's Europe and Sotheby's Asia. In addition to auctioneering, the Company is engaged in art-related financing activities, the marketing and brokering of luxury real estate and art education and restoration.

    The Company believes it is one of the world's leaders in art-related financing activities. The Company lends money secured by consigned art in order to facilitate clients' bringing property to auction. In addition, a portion of the Company's loan portfolio consists of loans to collectors, dealers and museums secured by collections not presently intended for sale.

    The Company, through its subsidiary, Sotheby's International Realty, Inc., is engaged in the marketing and brokering of luxury residential real estate.

    The Company was incorporated in Michigan in August 1983. In October 1983, the Company purchased Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited (the "London Stock Exchange") and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company sold shares of Class A Common Stock to the public. The Class A Common Stock is listed on the New York Stock Exchange (the "NYSE") and the London Stock Exchange.

THE AUCTION BUSINESS

    Transactions in the international art market are effected through numerous dealers, the two major auction houses and smaller auction houses and also directly between collectors. Although dealers and smaller auction firms do not generally report sales, the Company believes that dealers account for the majority of the volume of transactions in the international art market.

    The Company and Christies International Plc, a United Kingdom publicly held company ("Christies"), are the two largest art auction houses in the world. The Company conducted aggregate auction sales in 1995 of $1.67 billion (approximately B.P.1.05 billion). Christies' aggregate auction sales in 1995 were approximately $1.47 billion (B.P.931 million reported). The auction sales of the next largest art auction house, Phillips International Auctioneers and Valuers, were approximately $155 million (B.P.98 million reported) for the year ended December 31, 1995.

    The Company auctions a wide variety of property, including fine arts, jewelry, decorative arts and rare books. In an approximate breakdown of 1995 auction sales by type of property, fine arts accounted for approximately $832 million, or 50%, of auction sales; decorative arts accounted for approximately $445 million, or 27%, of auction sales; and jewelry, rare books and other property accounted for approximately $388 million, or 23%, of auction sales.

    Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company's principal role as an auctioneer is to identify, evaluate, appraise and authenticate works of art through its international staff of specialists, to stimulate purchaser interest through professional marketing techniques and to match sellers and buyers through the auction process.

    In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company conducts its auctions as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment. In certain situations, the Company releases property sold at auction to buyers, primarily dealers, before the Company receives payment. In such event, the Company will pay the seller the net sale proceeds for that property at the time that payment, pursuant to the consignment, is due the seller, even if the Company has not received payment from the buyer.

    In addition, on certain occasions, the Company will assure the consignor a minimum price in connection with the sale of property. The Company must perform under its assurances only in the event that (a) the property fails to sell at auction and the consignor prefers to be paid the minimum price rather than retain ownership of the unsold property, resulting in the Company's purchase of the property at the minimum price; or (b) the property sells for less than the minimum amount and the Company must pay the difference between the sale price at auction and the amount of the assurance. See Note N to the Consolidated Financial Statements in the Annual Report.

    All buyers pay a premium (known as the buyer's premium) to the Company on auction purchases. The buyer's premium in North America is 15% of the hammer price on all items sold for $50,000 or less and if the property is sold for more than $50,000, 15% of the first $50,000 and 10% of the remainder of the purchase price. Generally, similar structures apply throughout most of the remainder of Sotheby's auction operations. Beginning in 1995, as changes in value added sales taxes were implemented throughout Europe, the Company's commissions were adjusted to reflect such changes. The Company also charges sellers a selling commission, which until September 1995, was frequently negotiated on a per lot basis. As of September 1995, in most jurisdictions in which the Company operates, the Company instituted a commission fee schedule which applies to sales above $100,000 in most collecting categories. For sales under $100,000, commissions continue to be charged on a per lot basis. Under the new schedule, a seller will pay a commission equal to the lesser of (a) the fee schedule rate applicable to a particular consignment; (b) the fee schedule rate based upon the total amount of property sold by the seller through the Company and its subsidiaries during the previous calendar year; and (c) the fee schedule rate based upon the total amount of property sold to date by the seller through the Company and its subsidiaries during the current calendar year. The applicable rate schedule paid by a seller varies, with different rate schedules for private parties, art dealers and museums.

    The Company's operating revenues are significantly influenced by a number of factors not within the Company's control, including: the overall strength of the international economy and financial markets and, in particular, the economies of the United States, the United Kingdom, and the major countries of continental Europe and Asia (principally Japan and Hong Kong); political conditions in various nations; the presence of export and exchange controls; taxation of sales and donation of auctioned property; competition; and the amount of property being consigned to art auction houses.

    The Company's business is seasonal, with peak revenues and operating income occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-- Seasonality" in the Annual Report.

THE AUCTION MARKET

    Competition in the international art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale. The Company's primary auction competitor is Christies.

    The owner of a work of art wishing to sell it has three options: sale or consignment to, or private brokerage by, an art dealer; consignment to, or private sale by, an auction house; or private sale to a collector or museum without the use of an intermediary. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust.

    A complex array of factors may influence the seller's decision. These factors include: the level of expertise of the dealer or auction house with respect to the property; the extent of the prior relationship, if any, between the seller and the firm; the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category; the amount of cash offered by a dealer or other purchaser to purchase the property outright compared with the estimates given by auction houses; the time that will elapse before the seller will receive sale proceeds; the desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers); the amount of commission proposed by dealers or auction houses to sell a work on consignment; the cost, style and extent of presale marketing and promotion to be undertaken by a firm; recommendations by third parties consulted by the seller; personal interaction between the seller and the firm's staff; and the availability and extent of related services, such as a tax or insurance appraisal and short-term financing. The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art specialists or management, have established with potential sellers.

    It is not possible to measure the entire international art market or to reach any conclusions regarding overall competition because dealers and smaller auction firms frequently do not publicly report annual sales totals. Based on the reported sales of the Company and Christies, the Company has been the world leader in auction sales of art and related objects during each of the last 10 years.

  Regulation

    Regulation of the auction business varies from jurisdiction to jurisdiction. In many jurisdictions, the Company is subject to laws and regulations which are not directed solely toward the auction business, including but not limited to import and export regulations and value added sales taxes. Such regulations do not impose a material impediment to the worldwide business of the Company.

    In February 1990, certain members of the Assembly of the State of New York, the jurisdiction where the Company's principal U.S. auctions are held, initiated an inquiry with respect to the business practices of auction houses, museums and art dealers, including the Company. Each year since 1990, certain Assemblymen have reintroduced proposed legislation which, if enacted, could substantially alter the manner in which the Company's auction business in New York is conducted. To date, no legislation has been enacted by the State of New York.

    Occasionally, the Company acts as a principal in connection with the sale of property. For example, the Company acts as a principal through its investment in Acquavella Modern Art (the "Partnership" or "AMA"), a partnership consisting of a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. ("ACA"). The Company accounts for its investment in AMA under the equity method of accounting in the Consolidated Financial Statements. The net assets of the Partnership consist principally of inventory. The Company reflects its 50% interest in the net assets of the Partnership as investment in partnership, which totalled $38.8 million and $44.3 million at December 31, 1995 and 1994, respectively. According to the terms of the Partnership agreement, each partner has a 50% interest in the earnings of the Partnership, but all cash available for distribution was initially distributed to the Company until the Company received $270.3 million, together with a return equal to the prime rate (as defined). Cash distributions now are being made on a 50-50 basis. To the extent that the Partnership requires working capital, the Company has agreed to lend the same to the Partnership. Any amounts loaned to the Partnership by the Company would bear interest, compounded monthly, at the prime rate, plus 1%.
As of December 31, 1995, no such amounts were outstanding. See Note F to the Consolidated Financial Statements in the Annual Report.

    In 1995, a wholly-owned subsidiary of the Company acquired property, a portion of the purchase price for which is contingent on profits from sales of the property. Some of the property is being sold at auction by the Company. The Company has also entered into agreements with certain European art dealers to sell the remainder of the acquired property.

    The Company provides financing secured by works of art and other personal property owned by its clients. The Company's financing activities are conducted through its wholly-owned direct and indirect subsidiaries.

    The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction; and (2) general purpose loans to collectors, museums or dealers secured by property not presently intended for sale. The loans are generally made with full recourse to the borrower. In certain instances, consignor advances are made with recourse limited to the works of art consigned for sale and pledged as security for the loan. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. These loans generally have a maturity of one year. The majority of the Company's loans are variable interest rate loans. At December 31, 1995, $101.5 million of the total $144.2 million loan portfolio was due within one year.

    The Company regularly reviews its loan portfolio. Each loan is analyzed based on the current estimated realizable value of collateral securing the loan. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower. See Note D to the Consolidated Financial Statements in the Annual Report.

    The Company funds its financing activities through internally generated funds, through the issuance of U.S. commercial paper and through its bank credit lines. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" and Note H to the Consolidated Financial Statements in the Annual Report.

    A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than those offered by the Company. However, the Company believes that only Christies and a few other lenders are as willing to accept works of art as sole collateral. The Company believes that its financing alternatives are attractive to clients who wish to obtain liquidity from their art assets.

LUXURY REAL ESTATE ACTIVITIES

    Sotheby's International Realty, Inc. ("SIR") was founded in 1976 as an outgrowth of Sotheby's auction activities and in response to the requests of major clients to market estates and other real property that required exposure beyond a local market. SIR responds to the needs of its clients by (a) acting as an exclusive marketing agent providing services to 175 licensed real estate brokerage offices worldwide and (b) operating its own real estate brokerage offices in Manhattan, Southampton, East Hampton, Palm Beach and Beverly Hills.

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

PERSONNEL

    At December 31, 1995, the Company had 1,577 employees: 657 located in North America; 654 in the United Kingdom and 266 in the rest of the world. The following table provides a breakdown of employees by operational areas as of December 31, 1995:

    OPERATIONAL AREA                                      NUMBER OF EMPLOYEES
-------------------------------------------------------   -------------------
Auction................................................          1,423
Other..................................................            154
                                                                 -----
      Total............................................          1,577
                                                                 -----
                                                                 -----

    The Company regards its relations with its employees as good.

ITEM 2. PROPERTIES

    Sotheby's, Inc. is headquartered at 1334 York Avenue, New York, New York (the "York Property"). The Company also leases office and warehouse space in four other locations in the New York City area, and leases office and exhibition space in several other major cities throughout the United States, including Los Angeles, San Francisco, Chicago and Palm Beach.

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

    Under an agreement (as amended, the "Financing and Guarantee Agreement") among Sotheby's, Inc., York and Taubman York Avenue Associates, Inc. ("Associates"), Associates has agreed that it will assist York in developing and financing a new, mixed-use tower (the "New Tower") over the existing four-story building on the York Property, should a decision be made to proceed with such development. Sotheby's, Inc. has structured the transaction to isolate the financial exposure of the Company with respect to development of the New Tower in one subsidiary, namely, York. Associates assigned all of its assets and liabilities to York Avenue Advisors, Inc. ("Advisors"), pursuant to an Assignment and Assumption of Financing and Guarantee Agreement, dated as of June 1, 1995, and a Bill of Sale and Assignment and Assumption Agreement (regarding Contracts, General Intangibles, Receivables, and other Assets and Liabilities), dated as of June 1, 1995. The grantor trust of A. Alfred Taubman, the Company's Chairman and largest shareholder, is the sole shareholder of Advisors and was the sole shareholder of Associates. See Note J to the Consolidated Financial Statements in the Annual Report.

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

    In connection with the development of the York Property, York had incurred certain pre-development costs which had been financed in part by a demand note payable to Associates. During the first quarter of 1995, York fully repaid this demand note to Associates. See Note H to the Consolidated Financial Statements in the Annual Report.

    SIR leases approximately 10,900 square feet of office space at 980 Madison Avenue, New York, New York, from unaffiliated parties under leases expiring in 2001. SIR also leases satellite office space at a number of locations, totalling another 14,700 square feet.

    The Company's U.K. operations are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's (U.K.) are located. Additional salesrooms are located in close proximity to the New Bond Street location. The total net usable floor area amounts to approximately 124,000 square feet. The Company owns or holds long-term leasehold interests in approximately 75% of these properties by area, the balance being held on leases with remaining terms of less than 20 years. In addition, warehouse space is leased at King's House in West London. The Company also owns a salesroom in Sussex where it conducts auctions.

    The Company also leases office space in various locations throughout continental Europe, including Amsterdam, Frankfurt, Geneva, Madrid, Milan, Munich, Paris and Zurich; and in Asia, including Hong Kong, Seoul, Singapore, Taipei and Tokyo; and in South America.

    In management's opinion, the Company's worldwide premises are generally adequate for the current conduct of its business. However, the Company evaluates, on an ongoing basis, the adequacy of its premises for the requirements of the present and future conduct of its business, with particular focus on its major auction locations. The Company has explored different options for new auction facilities in New York City, but there is no assurance that a change will be made. If there is a change, the Company would use capital resources, and the Company believes that it has adequate capital resources available from operations, commercial paper and existing credit facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       SHAREHOLDER MATTERS

  Market Information

    The principal U.S. market for the Company's Class A Common Stock is the New York Stock Exchange (symbol: BID). The Class A Common Stock is also traded on the London Stock Exchange.

    The Company also has a Class B Common Stock, convertible on a share for share basis into Class A Common Stock. There is no public market for the Class B Common Stock. Per share cash dividends are equal for the Class A and Class B Common Stock.

    The quarterly price ranges on the New York Stock Exchange of the Class A Common Stock and dividends per share for 1995 and 1994 are shown in the following schedules:

                                                               1995
                                                          -------------            CASH DIVIDEND
    QUARTER ENDED                                      HIGH            LOW           DECLARED
------------------------------------------------   ------------    ------------    -------------
March 31........................................         12 5/8          10 3/8        $0.06
June 30.........................................         14 1/4          12            $0.06
September 30....................................         14 3/4          12 1/2        $0.06
December 31.....................................         15 3/8          13 1/8        $0.06

                                                               1994
                                                          -------------            CASH DIVIDEND
    QUARTER ENDED                                      HIGH            LOW           DECLARED
------------------------------------------------   ------------    ------------    -------------
March 31........................................         19 1/2          15 3/8        $0.06
June 30.........................................         18 3/8          11 7/8        $0.06
September 30....................................         13 1/4          12            $0.06
December 31.....................................         13              10 3/4        $0.06

    The number of holders of record of the Class A Common Stock as of March 11, 1996 was 1,337. The number of holders of record of the Class B Common Stock as of March 11, 1996 was 33.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    All directors of the Company are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. As of March 11, 1996, the directors and executive officers of the Company (including certain officers of certain principal subsidiaries and divisions) are as follows:

    NAME                                     AGE             PRESENT TITLE
    ----                                     ---             -------------
A. Alfred Taubman.........................   71    Chairman
Max M. Fisher.............................   87    Vice Chairman
Lord Camoys...............................   55    Deputy Chairman
Diana D. Brooks...........................   45    President and Chief Executive Officer;
                                                     Director
Viscount Blakenham........................   58    Director
Walter J. P. Curley.......................   73    Director
The Rt. Hon. The Earl of Gowrie...........   56    Director
The Marquess of Hartington................   51    Director
George Bailey.............................   42    Managing Director, Sotheby's Europe
Kevin A. Bousquette.......................   38    Senior Vice President and Chief Financial
                                                     Officer
Simon de Pury.............................   44    Chairman, Sotheby's Europe; Director
William F. Ruprecht.......................   40    Managing Director, Sotheby's North and
                                                     South America
R. Julian de la M. Thompson...............   54    Chairman, Sotheby's Asia; Director
Henry Wyndham.............................   42    Chairman, Sotheby's (U.K.)
Mitchell Zuckerman........................   49    President, Sotheby's Financial Services,
                                                   Inc.

    Mr. Taubman is a private investor. Since 1983, Mr. Taubman has been the largest shareholder and Chairman of the Company. He is Chairman of Taubman Centers, Inc., a company engaged in the regional retail shopping center business. Mr. Taubman serves as a member of the Board of Directors of Live Entertainment of Canada, Inc., a producer of theatrical productions. He also serves as a Director of Hollinger International Inc., a publisher of English language newspapers. He was the principal indirect owner of Woodward & Lothrop Incorporated and John Wanamaker Philadelphia and, until January 1996, was a Director of Woodward & Lothrop Incorporated and Woodward & Lothrop Holdings, Inc., both of which filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in January 1994. The plan of reorganization of both companies was confirmed by the bankruptcy court in December 1995.

    Mr. Fisher is a private investor and has been Vice Chairman of the Company since 1986 and a director of the Company since 1983. Mr. Fisher is a director of Comerica, Inc., a bank holding company.

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

    Ms. Brooks has been President and Chief Executive Officer of the Company since April 1994. From March 1993 until April 1994, Ms. Brooks served as President and Chief Executive Officer of Sotheby's, the Company's worldwide auction business. Since prior to 1990, Ms. Brooks has served the Company in various senior executive positions. Ms. Brooks has been a director of the Company since 1992.

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

    Mr. Curley has been a director of the Company since April 1993. From 1989 to March 1993, Mr. Curley served as U.S. Ambassador to France. Mr. Curley is a director of American Exploration Company, an oil and gas exploration and development company, and The France Growth Fund, a closed end investment company. He is also a member of the International Advisory Committee of Compagnie Financiere de Paribas, an international bank, Chairman of the French American Foundation, President of the Curley Land Company, a family real estate company, and a Trustee of the Frick Collection.

    Lord Gowrie has been a director of the Company since 1985 and served as chairman of Sotheby's International from 1985 through 1987. From 1987 through 1993, Lord Gowrie served as chairman of Sotheby's Europe, which then encompassed the United Kingdom, Europe, Asia and Australia. Lord Gowrie was appointed Chairman of the Arts Council, effective April 1994, serves as a director of the Ladbroke Group PLC, an entertainment and leisure company, and is a director of Guiness Mahon Holdings, PLC, a merchant bank.

    The Marquess of Hartington became a director of the Company in September 1994. He serves as a director of a number of private companies, including the management of Chatsworth and estates in Derbyshire, Yorkshire and Sussex. Between 1989 and July 1994, he was Senior Steward (Chairman) of the Jockey Club. In June 1993, he was appointed Chairman of the British Horseracing Board.

    Mr. Bailey was appointed Managing Director of Sotheby's Europe in January 1994. From 1992 through 1993, he served as director of business development, Sotheby's Europe. From 1987 to 1992, Mr. Bailey was the director of operations, Sotheby's (U.K.).

    Mr. Bousquette has been Senior Vice President and Chief Financial Officer of the Company since March 1993. From 1985 to 1992, Mr. Bousquette was an executive at Kohlberg Kravis Roberts & Co., L.P., a merchant banking firm, and a limited partner of KKR Associates, L.P.

    Mr. de Pury was appointed Chairman of Sotheby's Europe in January 1994. He served as Deputy Chairman of Sotheby's Europe from 1992 through 1993. From 1988 to 1991, he served as Deputy Chairman of Sotheby's (U.K.), directly responsible for European development. Mr. de Pury joined the Company in 1975. From 1975 to 1979, he performed several functions within the Company, among them opening the Geneva office. He rejoined the Company in 1986 as Managing Director, Sotheby's International, Inc., responsible for all continental European offices. He has been a director of the Company since 1995.

    Mr. Ruprecht was appointed Executive Vice President and Managing Director of Sotheby's, Inc. in February 1994. From 1992 to February 1995, Mr. Ruprecht served as Director of Marketing for the Company worldwide and also oversaw a number of specialist departments. From 1986 to 1992, he served as Director of Marketing for Sotheby's, Inc.

    Mr. Thompson has been a director of the Company since 1983 and Chairman of Sotheby's Asia since 1992. From 1988 to 1991 he was Deputy Chairman of Sotheby's (U.K.), directly responsible for development in Asia.

    Mr. Wyndham became Chairman of Sotheby's (U.K.) in February 1994. Since 1988, he was a partner of the St. James Art Group, an art dealing business.

    Mr. Zuckerman has been President of Sotheby's Financial Services, Inc. since 1988.

    Based on the Company's review of the filings made by the Company's directors and officers under Section 16 of the Securities and Exchange Act of 1934, all transactions in and beneficial ownership of the Company's equity securities were reported in a timely manner, except that Patricia Carberry was

                                                                             S1
approximately three weeks late in filing a Form 3 to disclose her becoming the Controller and Chief Accounting Officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company during 1995 for each of the last three years.

                           SUMMARY COMPENSATION TABLE




                                                                     LONG TERM
                                    ANNUAL COMPENSATION             COMPENSATION
                         -----------------------------------------  ------------
                                                                        SHARES
                                                                      UNDERLYING
   NAME AND PRINCIPAL                                 OTHER ANNUAL     OPTIONS          ALL OTHER
   POSITION              YEAR    SALARY    BONUS(5)   COMPENSATION       (#)         COMPENSATION(14)
-----------------------  ----   --------   --------   ------------  -----------      ----------------
Diana D. Brooks........  1995   $500,000   $351,050(6)   $  7,920(11)    200,000        $ 37,299
  President and Chief    1994    500,000    276,000(6)      7,200(11)    250,000          35,150
  Executive Officer      1993    400,000    233,000(6)      8,640(11)    250,000          34,250
Simon de Pury (1)......  1995   $418,883   $179,025      $ 21,739(12)     20,000        $ 53,895
  Chairman, Sotheby's    1994    322,142    160,000(7)     10,597(11)     66,000          47,480
  Europe                 1993    243,180    190,000(7)          0        100,000          30,469
                         1995   $343,000   $177,000      $      0         20,000        $ 24,397
Kevin A. Bousquette(2)   1994    330,000    104,000         6,000(11)          0          20,450
  Senior Vice President  1993    239,808     70,000             0        150,000           7,500
  and Chief Financial
  Officer
Henry Wyndham(3).......  1995   $206,716   $222,900(9)   $ 74,400(13)     40,000        $  4,939
  Chairman, Sotheby's    1994    183,960    137,390(9)     46,400(13)     75,000           4,404
  (U.K.)                 1993          0    150,000(10)         0             0                0
William F.               1995   $260,000   $177,000      $      0         17,500        $ 19,977
  Ruprecht(4)..........  1994    225,000    157,500(8)          0          8,000          17,656
  Managing Director,     1993    200,000    165,000(8)          0             0           17,455
  Sotheby's North and
  South America

------------

 (1) Mr. de Pury served as Deputy Chairman of Sotheby's Europe in 1993. He assumed the position of Chairman of Sotheby's Europe on January 1, 1994.

 (2) Mr. Bousquette joined the Company in March 1993.

 (3) Mr. Wyndham joined the Company as Chairman, Sotheby's (U.K.), effective January 1994.

 (4) Mr. Ruprecht was appointed Executive Vice President and Managing Director of Sotheby's North and South America in February 1994.

 (5) 1995 bonus amounts include cash paid in 1996 in respect of 1995 performance.

 (6) The 1995 bonus amount includes a deferred bonus of $21,050 paid for services rendered in connection with the acquisition of Pierre Matisse Gallery Corporation ("Matisse") and the management of AMA. The 1994 bonus amount includes a payment of $30,000, representing the balance of a special bonus awarded to senior officers to reflect the fact that salaries had been frozen since January 1990 and a deferred bonus of $46,000 paid for services rendered in connection with the acquisition of Matisse and the management of AMA. The 1993 bonus amount includes a payment of $60,000 representing part of such special bonus and a deferred bonus of $23,000 paid for services rendered in connection with the acquisition of Matisse and the management of AMA.

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
 (7) The 1994 bonus amount includes a payment of $60,000, representing the balance of a special bonus awarded to senior officers to reflect the fact that salaries had been frozen since January 1990. The 1993 bonus amount also includes a payment of $60,000, representing part of such special bonus awarded.

 (8) The 1994 bonus amount includes a payment of $37,500, representing the balance of a special bonus awarded to senior officers to reflect the fact that salaries had been frozen since January 1990. The 1993 bonus amount also includes a payment of $75,000, representing part of such special bonus awarded.

 (9) The 1994 and 1995 bonus amounts include a supplemental payment of $45,990 to be paid each of the first three years of Mr. Wyndham's employment, in accordance with the terms of his employment agreement.

(10) The 1993 bonus amount is a one-time signing bonus per Mr. Wyndham's employment agreement.

(11) Car allowance.

(12) Car Leasing and Maintenance Fees.

(13) Housing and Travel allowance.

(14) The amounts disclosed in this column for 1995 include:

    (a) Company contributions of the following amounts under the Retirement Savings Plan: $7,500 on behalf of Ms. Brooks, $7,357 on behalf of Mr. Bousquette and $7,443 on behalf of Mr. Ruprecht.

    (b) Company contributions of the following amounts under benefit equalization agreements: $29,799 on behalf of Ms. Brooks, $17,040 on behalf of Mr. Bousquette and $12,534 on behalf of Mr. Ruprecht.

    (c) a Company contribution under the Switzerland plans of $53,895 on behalf of Mr. de Pury.

    (d) a Company contribution under the U.K. pension plan of $4,939 on behalf of Mr. Wyndham.

    The following table sets forth information regarding option grants under the Company's 1987 Stock Option Plan, including its U.K. Sub-plan ("the Plan") to the Named Executive Officers in 1995:

                             OPTION GRANTS IN 1995

                                                                                      POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED ANNUAL
                                                                                      RATES OF STOCK PRICE
                                                                                     APPRECIATION FOR OPTION
                                                INDIVIDUAL GRANTS                            TERM(4)
                               ---------------------------------------------------   -----------------------
                               NUMBER OF     PERCENT OF
                                 SHARES     TOTAL OPTIONS
                               UNDERLYING    GRANTED TO     EXERCISE
                                OPTIONS     EMPLOYEES IN    PRICE PER   EXPIRATION
                                GRANTED         1995        SHARE(3)       DATE          5%          10%
                               ----------   -------------   ---------   ----------   ----------   ----------
Diana D. Brooks..............    200,000(1)     16.4%        $ 10.875       2/8/05   $3,542,846   $5,641,390

Simon de Pury................     20,000(1)      1.6%        $ 10.875       2/8/05   $  354,285   $  564,139

Kevin A. Bousquette..........     20,000(1)      1.6%        $ 10.875       2/8/05   $  354,285   $  564,139

Henry Wyndham................     40,000(2)      3.3%        $ 10.875       2/8/05   $  708,569   $1,128,278

William F. Ruprecht..........     17,500(1)      1.4%        $ 10.875       2/8/05   $  309,999   $  493,622

------------

(1) These options will vest and become exercisable to the extent of one-fifth of the number of shares subject to the option on each of the first, second, third, fourth and fifth anniversary of the date of grant.

(2) These options will vest and become exercisable to the extent of three-fifths of the number of shares subject to the option on the third anniversary of the date of grant and to the extent of an additional

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page) one-fifth of the number of the shares subject to the option on each of the fourth and fifth anniversaries of the date of grant.

(3) The exercise price of each option is the fair market value of the underlying shares as of the date of grant. Only options to purchase shares of Class B Common Stock may be granted under the Plan. Because Class B Common Stock is convertible into Class A Common Stock and there is no public market for the Class B Common Stock, the fair market value of an option is the NYSE closing price per share of the Class A Common Stock on the last business day before the option grant.

(4) The actual value, if any, that may be realized by each individual will depend on the closing price of the Class A Common Stock on the NYSE on the day preceding the exercise date. The option term for these option grants is ten years. The appreciation rates used in the table are provided to comply with Item 402(c) of Regulation S-K and do not necessarily reflect the views of management as to the potential realizable value of options.

    The following table provides information on option exercises in 1995 by the Named Executive Officers and year-end option values for unexercised options held by the Named Executive Officers:

         AGGREGATED OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                            OPTIONS AT FISCAL YEAR-END      IN-THE-MONEY OPTIONS AT
                                     SHARES                                                     FISCAL YEAR END
                                    ACQUIRED      VALUE     ---------------------------   ---------------------------
    NAME                           ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------  -----------   --------   -----------   -------------   -----------   -------------
Diana D. Brooks..................       0           $0        228,000        550,000       $ 230,250      $ 871,875
Simon de Pury....................       0           $0         77,867        142,133       $  80,917      $ 129,333
Kevin A. Bousquette..............       0           $0         60,000        110,000       $ 105,000      $ 225,000
Henry Wyndham....................       0           $0              0        115,000       $       0      $ 135,000
William F. Ruprecht..............       0           $0         59,600         51,900       $ 162,250      $ 139,563

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

  U.K. Pension Plan

    Sotheby's (U.K.) maintains a funded defined benefit pension plan for its employees who are U.K. residents.

                                 PENSION TABLE

                                  YEARS OF SERVICE
REMUNERATION     --------------------------------------------------
   (B.P.)          15         20         25         30         35
------------     ------     ------     ------     ------     ------

   40,000        10,000     13,333     16,667     20,000     23,333
   60,000        15,000     20,000     25,000     30,000     35,000
   80,000        19,650     26,200     32,750     39,300     45,850

    Henry Wyndham is the only Named Executive Officer who participates in the plan and has two credited years of service with the Company.

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

    The above table sets forth the estimated annual benefits (in pounds sterling) payable upon retirement under the plan assuming the employee contributes at 4% of base salary. Current Inland Revenue regulations limit the pensionable salary with respect to which pension benefits may be based to a maximum of B.P.78,600.

  Switzerland Plan

    In accordance with the requirements of Swiss law, Sotheby's AG, the Company's Swiss operating subsidiary, established in 1985 a fully insured pension plan (the "First Swiss Plan") for its full-time employees whose salaries exceed 23,280 Swiss francs ("SF"), up to a fixed ceiling of SF 116, 400. There are two elements of the First Swiss Plan: a savings element (the "Savings Plan"), and a risk element (the "Risk Plan"). Employees are eligible to join the Savings Plan as of the January 1 following attainment of age 24 and the Risk Plan as of the January 1 following attainment of age 17.

    Under the Savings Plan, an individual retirement account is established for each participating employee. Each year, the account is credited with a percentage of the employee's adjusted salary, which is the employee's annual salary excluding bonuses and other allowances reduced by SF 23,280. Longer serving employees were made eligible for additional Company contributions in respect of service with the Company prior to 1985. The percentage of adjusted salary credited to the account ranges from 7% to 30%, depending on the employee's age, sex and past service. The Company pays 70% of this total contribution, with the remainder paid by employees. The account is also credited with interest at a rate fixed by the Swiss government's executive branch.

    At retirement age, which is age 65 for men and age 62 for women, the employees' account is convertible, at the employee's election, to a life annuity, with provisions for contingent widow's pension of 60% of the retiree's benefit and immediate pensions of 20% of the retiree's benefit for certain children of the retiree.

    The Risk Plan provides disability and death benefits to employees, their widows and certain of their children. Benefits are generally a percentage of the amount credited to the employee's account, excluding interest. Benefits under the Risk Plan are funded by insurance premiums, all of which are paid by the Company.

    Sotheby's A.G. has also established a second pension plan (the "Second Swiss Plan") which is non-compulsory and only has a savings element. These benefits are based on the amount by which an employee's total salary exceeds SF 116,400. The Company pays approximately 74% of the total contribution, with the remainder paid by employees.

    Mr. de Pury is the only Named Executive Officer who participates in the First Swiss Plan and the Second Swiss Plan. A total of SF 61,979 ($53,895) contributed in 1995 by the Company on behalf of Mr. de Pury is included in the Summary Compensation Table.

  Bonuses

    The Company's officers are eligible to receive incentive bonuses. Bonuses are recommended by management and approved by the Audit and Compensation Committee of the Board of Directors (the "Committee"). Actual awards are a function of the Company's after-tax worldwide profit and the individual's performance. Every supervisor conducts an employee review. As part of the review, the supervisor and the employee will determine future objectives against which the employee's performance will be measured. In addition, the program allows the Committee the discretion to address exceptional performance and unusual circumstances.

  Benefit Equalization Agreements

    The total annual contributions to the Company's Retirement Savings Plan are subject to certain limitations under the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for each participant. Officers (generally senior vice presidents and above) of the Company and its U.S. subsidiaries who are affected by such limitations may enter into agreements pursuant to which their salaries will be reduced, and the Company will maintain accounts on their behalf, in the amount of the difference between (i) the aggregate amount of contributions that would have been made to the Retirement Savings Plan in the absence of the limitations, and (ii) the aggregate amount of contributions actually made to the plan. Amounts deferred are credited with the same earnings yield credited to contributions made to the fixed income fund maintained under the Retirement Savings Plan. Benefits under these unfunded agreements are paid to a participant one year following the participant's termination of employment with the Company, unless the participant elects to defer receipt of payment. Amounts deferred by the Named Executive Officers of the Company pursuant to benefit equalization agreements in 1995 have been included in the Summary Compensation Table.

COMPENSATION OF DIRECTORS

    Each director of the Company who is not an executive officer of the Company receives an annual retainer fee of $20,000, plus a fee of $1,000 for each Board meeting attended by such director, and a fee of $500 for each committee meeting ($1,000 for the chairman of the committee) attended by such director, in addition to reimbursement of expenses. Beginning in early 1996, each director who is not an executive officer of the Company will receive additional annual compensation of 750 shares of the Company's Class A Common Stock.

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

    The Company has entered into an employment agreement with Lord Camoys, pursuant to which he serves as the Company's Deputy Chairman. Under the agreement, Lord Camoys received an initial grant under the 1987 Stock Option Plan with respect to 50,000 shares. The rate of Lord Camoys's base salary under the agreement during each of 1994 and 1995 was B.P.100,000, of which B.P.66,667 was paid for 1994, a proration resulting from Lord Camoys commencing employment on April 1, 1995. Lord Camoys was not paid a bonus in 1994 or 1995. He also receives an annual travel allowance of B.P.10,000. The agreement expires in 1998.

    The Company had an employment agreement with Lord Gowrie, which expired at the end of 1995. Under that agreement, Lord Gowrie was required to devote one-third of his work time to providing consulting services to the Company. His base annual salary and miscellaneous compensation was B.P.55,000. Lord Gowrie was not paid a bonus in 1994 or 1995. Because Lord Gowrie was employed by the Company upon expiration of the agreement, the Company is required under the employment agreement to make a one-time additional contribution to his pension fund of B.P.97,000. Effective as of January 1, 1996, the Company has entered into a consulting agreement with Lord Gowrie pursuant to which his 1996 base annual salary will be B.P.20,000.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 11, 1996, regarding the beneficial ownership of the Company's Class A and Class B Common Stock by its directors, executive officers and 5% shareholders. The Company has relied upon information supplied by its officers, directors and certain shareholders and upon information contained in filings with the Securities and Exchange Commission. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock. Accordingly, under the applicable rules of the Securities and Exchange Act of 1934, holders of Class B Common Stock are deemed to own an equal number of shares of Class A Common Stock. For purposes of the calculation of the percentage of each class that each Named Executive Officer, director and 5% shareholder beneficially owns, the number of shares of such class deemed to be outstanding is the sum of all outstanding shares of such class, plus the number of shares that such beneficial owner has, or is deemed to have, the right to acquire by the exercise of options and/or conversion.

            CLASS A AND CLASS B COMMON STOCK OWNERSHIP OF DIRECTORS,
                     EXECUTIVE OFFICERS AND 5% SHAREHOLDERS

                                       CLASS A COMMON STOCK        CLASS B COMMON STOCK
                                     ------------------------    ------------------------
DIRECTORS, EXECUTIVE OFFICERS AND    NUMBER OF     PERCENT OF    NUMBER OF      PERCENT
         5% SHAREHOLDERS               SHARES        CLASS         SHARES       OF CLASS
----------------------------------   ----------    ----------    ----------    ----------
A. Alfred Taubman.................   13,199,616(1)      25.4%    13,199,516(2)     76.4%
200 E. Long Lake Road
Bloomfield Hills, MI 48304
Max M. Fisher.....................    2,509,545(3)       6.1%     2,509,545(4)     14.5%
2700 Fisher Building
Detroit, MI 48202
Lord Camoys.......................        3,500        *                          *
c/o Sotheby's
34-35 New Bond Street
London W1 2AA England
Diana D. Brooks...................      431,500(5)       1.1%       431,500(6)      2.4%
c/o Sotheby's, Inc.
1334 York Avenue
New York, New York 10021
Viscount Blakenham................            0        *                  0       *
Pearson P.L.C.
Millbank Tower, Millbank
London SW1P 4QZ England
Kevin A. Bousquette...............       73,000(7)     *             64,000(8)    *
c/o Sotheby's, Inc.
1334 York Avenue
New York, New York 10021
Ambassador Walter J.P. Curley.....        1,000        *                  0       *
450 Park Avenue
Suite 2104
New York, New York 10022
The Rt. Hon. The Earl of Gowrie...       28,000(9)     *             28,000(10)    *
c/o Sotheby's
34-35 New Bond Street
London W1 2AA England
The Marquess of Hartington........            0        *                  0       *
Beamsley Hall
Bolton Abbey, Skipton
North Yorkshire, BD23 6HD
England

                                       CLASS A COMMON STOCK        CLASS B COMMON STOCK
                                     ------------------------    ------------------------
DIRECTORS, EXECUTIVE OFFICERS AND    NUMBER OF     PERCENT OF    NUMBER OF      PERCENT
         5% SHAREHOLDERS               SHARES        CLASS         SHARES       OF CLASS
----------------------------------   ----------    ----------    ----------    ----------
Simon de Pury.....................      119,734(11)     *           119,734(12)    *
c/o Sotheby's
13 Quai du Mont Blanc
CH-12-01 Geneva, Switzerland
William F. Ruprecht...............       68,700(13)     *            68,700(14)    *
c/o Sotheby's, Inc.
1334 York Avenue
New York, New York 10021
R. Julian de la M. Thompson.......      108,000(15)     *           108,000(16)    *
c/o Sotheby's
34-35 New Bond Street
London W1 2AA England
Henry Wyndham.....................            0        *                  0       *
c/o Sotheby's
34-35 New Bond Street
London, W1 2AA England
FMR Corp..........................    4,719,400(17)      12.2%            0       *
82 Devonshire Street
Boston, MA 02109
GeoCapital Corporation............    2,517,724(18)       6.5%            0       *
767 Fifth Avenue
New York, New York 10153
Portfolio D Investors, LP and
  Other Related Parties...........    2,983,600(19)       7.7%            0       *
201 Main Street, Suite 2600
Fort Worth, Texas 76102
NewSouth Capital Management,
  Inc.............................    2,107,136(20)       5.4%            0       *
755 Crossover Lane, Suite 233
Memphis, TN 38117
Directors and Executive
Officers..........................   16,698,580(21)      30.1%   16,649,892(21)     92.2%
  as a Group......................

------------

 * Represents less than 1%.

 (1) Mr. Taubman owns, as trustee of his grantor trust, 100 shares of Class A Common Stock. This figure also includes 9,730,886 shares of Class A Common Stock that he has, or is deemed to have, the right to acquire by converting shares of Class B Common Stock that Mr. Taubman owns as trustee of his grantor trust and also includes 3,468,630 shares of Class A Common Stock that he has the right to acquire by converting shares of Class B Common Stock owned by Taubman Investments Limited Partnership, as to which he has sole voting and dispositive control.

 (2) This figure includes 9,730,886 shares of Class B Common Stock owned by Mr. Taubman and 3,468,630 shares of Class B Common Stock owned by Taubman Investments Limited Partnership, as to which Mr. Taubman has sole voting and dispositive control. This figure excludes 792,830 shares owned by Judith Taubman, his wife. Mr. Taubman disclaims beneficial ownership of all shares of Class B Common Stock owned by Judith Taubman. Mr. Taubman and Taubman Investments Limited Partnership have pledged all of their shares of Class B Common Stock to a bank. If the bank were to foreclose on the pledges, a change in control of the Company could take place under certain circumstances. In the opinion of Mr. Taubman, the chances of a foreclosure on the pledges are remote.

 (3) This figure includes 1,840,921 shares of Class A Common Stock that Mr. Fisher has, or is deemed to have, the right to acquire by converting shares of Class B Common Stock. See footnote 4 below. Mr. Fisher disclaims beneficial ownership of all shares of Class A Common Stock other than

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
     1,830,161 shares relating to the shares of Class B Common Stock held by him as trustee of his grantor trust. See footnote 4 below.

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

 (5) This figure includes 88,500 shares of Class A Common Stock that Ms. Brooks has the right to acquire by converting shares of Class B Common Stock and 343,000 shares of Class A Common Stock that she has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

 (6) Ms. Brooks owns 88,500 shares of Class B Common Stock. This figure also includes 343,000 shares of Class B Common Stock that Ms. Brooks has the right to acquire by exercising options.

 (7) Mr. Bousquette owns 9,000 shares of Class A Common Stock. This figure also includes 64,000 shares of Class A Common Stock that Mr. Bousquette has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

 (8) This figure includes 64,000 shares of Class B Common Stock that Mr. Bousquette has the right to acquire by exercising options.

 (9) This figure represents 28,000 shares of Class A Common Stock that Lord Gowrie has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

(10) This figure represents 28,000 shares of Class B Common Stock that Lord Gowrie has the right to acquire by exercising options.

(11) This figure represents 119,734 shares of Class A Common Stock that Mr. de Pury has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

(12) This figure represents 119,734 shares of Class B Common Stock that Mr. de Pury has the right to acquire by exercising options.

(13) This figure represents 68,700 shares of Class A Common Stock that Mr. Ruprecht has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

(14) This figure includes 68,700 shares of Class B Common Stock that Mr. Ruprecht has the right to acquire by exercising options.

(15) Mr. Thompson owns 75,000 shares of Class B Common Stock. This figure includes 75,000 shares of Class A Common Stock that Mr. Thompson has the right to acquire by converting shares of Class B Common Stock and also includes 33,000 shares of Class A Common Stock that he has the right to acquire by exercising options for shares of Class B Common Stock and converting those shares.

(16) This figure includes 33,000 shares of Class B Common Stock that Mr. Thompson has the right to acquire by exercising options.

(17) This information is based on a Schedule 13G, dated February 14, 1996, filed with the Securities and Exchange Commission.

(18) This figure includes shares held in third parties' accounts over which GeoCapital Corporation has investment discretion. This information is based on a Form 13F, dated January 23, 1996, filed with the Securities and Exchange Commission.

(19) This figure consists of the total number of shares of Class A Common Stock owned by the following persons or entities: Trinity I Fund, L.P., TF Investors, L.P., Thomas M. Taylor, Portfolio D Investors, L.P., Portfolio Associates, Inc., Portfolio Partners, L.P., The Bass Management Trust, Sid
     R. Bass, Lee M. Bass, and E.P. Bass. The foregoing information (including the tabular data) is based on a Schedule 13D, dated January 26, 1996, filed with the Securities and

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
     Exchange Commission. The listed persons and entities making the Schedule 13D filing have stated that neither the fact of this filing nor anything contained therein shall be deemed to be an admission by the reporting persons that a "group" exists within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934.

(20) This figure includes shares held in third parties' accounts over which NewSouth Capital Management, Inc. has investment discretion. This information is based on a Schedule 13G, dated February 13, 1996, filed by NewSouth Capital Management, Inc. with the Securities and Exchange Commission.

(21) See above notes.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Loan Programs

    The Company maintains two U.S. bank loan programs which are available to certain employees at the discretion of the Chief Executive Officer. The first program allows U.S. employees to borrow from a bank on a demand note basis and pay an interest rate equal to the prime rate. Under the second program, prior to December 1995, the Company would directly lend money to certain employees for a term of 15 years to purchase or refinance a residence at an interest rate of the prime rate minus 1.0% to 2.0%. For loans under this program exceeding $400,000, the approval of the Audit and Compensation Committee of the Board of Directors is required. In December 1995, this program was refinanced and replaced by a bank loan program providing comparable loan terms and interest rates to the prior Company direct loan program. All payment obligations under both U.S. bank loan programs are guaranteed by the Company, and all loans under both programs are repayable when an employee leaves the Company. At March 11, 1996, Mitchell Zuckerman, an executive officer, had guaranteed borrowings outstanding under the first program of $12,499, and $179,999 of borrowings under the second program. At March 11, 1996, William Ruprecht, another executive officer, had borrowings outstanding under the second program of $833,472. In addition, in the United Kingdom, the Company has guaranteed a portion of a bank mortgage loan to Henry Wyndham, an executive officer. The amount of the Company's guarantee is $276,500.

    In October 1993, Sotheby's (U.K.), a subsidiary of the Company, entered into an agreement with Henry Wyndham Fine Art Ltd. ("Fine Art"), an art dealing business in which Henry Wyndham, who has since become Chairman of Sotheby's (U.K.), has a substantial equity interest. Under the agreement, Sotheby's (U.K.) agreed to purchase from Fine Art various paintings outright, as well as Fine Art's partial interest in another painting. Under the terms of the agreement, Sotheby's (U.K.) paid Fine Art B.P.150,000 ($225,450) as an advance for a portion of its interest in such painting in February 1994. On February 1, 1995, the advance began to bear interest and will continue to do so until Fine Art exercises its right to sell its remaining interest in such painting to Sotheby's (U.K.) for B.P.180,000 ($281,170). The original cost to Fine Art of its ownership-interest in such painting was approximately B.P.300,000 ($450,900). However, the fair market value of such interest is deemed by the Company to be in excess of the purchase price. The various purchase prices were determined by the Company with reference to recent sale prices of comparable property.

    In addition to the above-described transactions, the Company has entered into agreements with its largest shareholder and certain of his affiliates regarding the proposed development of the York Property. See "Properties" and Notes H and J to the Consolidated Financial Statements in the Annual Report. See also Notes D, M and N to the Consolidated Financial Statements for additional related party disclosures.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
       AND REPORTS ON FORM 8-K.

14(a)(1) The following consolidated financial statements of Sotheby's Holdings,
         Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:
         Consolidated Statements of Income--Years ended December 31, 1995, 1994 and 1993
         Consolidated Balance Sheets--December 31, 1995 and 1994
         Consolidated Statements of Cash Flows--Years ended December 31, 1995,
         1994 and 1993
         Consolidated Statement of Changes in Shareholders' Equity--Years ended
         December 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements--December 31, 1995
14(a)(2) The following is a list of the consolidated financial statement schedules of Sotheby's Holdings, Inc. and subsidiaries and the
         Independent Auditors' Report required by Item 14(d):
         Independent Auditors' Report on Financial Statement Schedule
         Schedule II--Valuation and Qualifying Accounts
14(a)(3)
 3(a)    Amended and Restated Articles of Incorporation of Sotheby's Holdings,
         Inc., as amended, incorporated herein by reference to Exhibit 4(b) to
         Registration Statement No. 33-26008.
 3(b)    Restated By-Laws of Sotheby's Holdings, Inc., as amended, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1988, SEC File No. 1-9750, on file at the Washington D.C. office of the Securities and Exchange
         Commission (the "1988 Form 10-K").
 4       See Exhibits 3(a) and 3(b).
10(a)    Issuing and Paying Agency Agreement, dated February 15, 1989, between
         Sotheby's Inc. and the Chase Manhattan Bank, N.A. relating to the issuance of short-term notes ("U.S. Notes") in the U.S. Commercial
         Paper market, incorporated herein by reference to Exhibit 10(g) to the 1988 Form 10-K, SEC File No. 1-9750, on file at the Washington,
         D.C. office of the Securities and Exchange Commission.
10(b)    U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between Sotheby's, Inc. and Chase Securities, Inc. relating to the issuance of the U.S. Notes, incorporated herein by reference to
         Exhibit 10(h) to the 1988 Form 10-K, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange
         Commission.
10(c)    U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between Sotheby's, Inc. and Merrill Lynch Money Markets, Inc. relating to the issuance of the U.S. Notes, incorporated herein by reference to the Exhibit 10(i) of the 1988 Form 10-K, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
10(d)    Lease, dated as of July 25, 1979, among The Benenson Capital Company,
         Lawrence A. Benenson, Raymond E. Benenson (collectively, "Benenson")
         to Sotheby Parke Bernet Inc., and amendments thereto, all relating to
         1334 York Avenue, New York, New York (the "York Avenue Property"),
         incorporated herein by reference to Exhibit 10(g) to Registration
         Statement No. 33-17667.
10(e)    Option Agreement with Form of Exchange Agreement, dated July 25, 1979, among Benenson and 089 Nosidam Corp. (as nominee of Sotheby Parke
         Bernet Inc.) assignments thereof and amendments thereto, all relating to the York Avenue Property, incorporated herein by reference to
         Exhibit 10(h) to Registration Statement No. 33-17667.
10(f)    Exchange Agreement, dated October 27, 1986, among Benenson and York
         Avenue Development, Inc., and Letter, dated October 27, 1986, from
         Benenson to Sotheby's, Inc. and York Avenue Development, Inc.,
         concerning zoning matters and security relating to the York Avenue
         Property, incorporated herein by reference to Exhibit 10(i) to
         Registration Statement No. 33-17667.
10(g)    Guarantee, made November 6, 1986, by A. Alfred Taubman in favor of
         Benenson relating to the York Avenue Property (the "Taubman
         Guarantee"), incorporated herein by reference to Exhibit 10(j)
         to Registration Statement No. 33-17667.

10(h)    Letter from Sotheby's, Inc. and York Avenue Development, Inc., dated
         October 27, 1986, agreeing to indemnify A. Alfred Taubman from all liabilities, damages, losses and judgments arising under the Taubman
         Guarantee, incorporated herein by reference to Exhibit 10(k) to Registration Statement No. 33-17667.
10(i)    Project Services Agreement (the "Project Agreement"), dated
         November 8, 1985, between Sotheby's, Inc. and The Taubman Company,
         Inc. relating to the proposed development of the York Avenue Property, incorporated herein by reference to Exhibit 10(1) to Registration
         Statement No. 33-17667.
10(j)    Financing and Guarantee Agreement (with exhibits) (the "Financing and
         Guarantee Agreement"), dated as of October 1, 1987, among Sotheby's
         Inc., York Avenue Development, Inc., and Taubman York Avenue
         Associates, Inc., relating to the proposed development of the York
         Avenue Property, incorporated herein by reference to Exhibit 10(m) to Registration Statement No. 33-17667.
10(k)    Letter Agreement, from Sotheby's, Inc. to York Avenue Development, Inc.
         and Taubman York Avenue Associates, Inc., dated August 18, 1988, amending the Financing and Guarantee Agreement.
10(l) Assignment and Assumption of Financing and Guarantee Agreement, by and between Taubman York Avenue Associates, Inc. and York Avenue
         Advisors, Inc., dated as of June 1, 1995.
10(m)    Bill of Sale and Assignment and Assumption Agreement (regarding
         Contracts, General Intangibles, Receivables, and other Assets and
         Liabilities), by and between Taubman York Avenue Associates, Inc.
         and York Avenue Advisors, Inc. dated as of June 1, 1995.
10(n) Memorandum of Option Agreement, dated January 31, 1981, among Benenson and 089 Nosidam Corp., relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(hh) to Registration
         Statement No. 33-17667.
10(o)    Letter Agreement, dated October 27, 1986, among Benenson and York
         Avenue Development, Inc. relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(ii) to Registration
         Statement No. 33-17667.
10(p)    Assignment, Assumption Agreement and Release, dated as of
         October 1, 1987, among Sotheby's Inc., York Avenue Development,
         Inc. and the Taubman Company, Inc. relating to the assignment of the Project Agreement, incorporated herein by reference to
         Exhibit 10(jj) to Registration Statement No. 33-17667.
10(q)* Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated herein by reference to Exhibit 10(t) to Registration Statement No. 33-17667.
10(r)* Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994 incorporated herein by reference to
         Exhibit 10(o) to the 1994 Form 10-K.
10(s) Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated herein by reference to Exhibit 10(b) to the Form 8-K, filed on June 7, 1990, SEC, File No. 1-9750, on file at the Washington,
         D.C. office of the Securities and Exchange Commission.
10(t)    Amendment, dated as of April 19, 1991, between The Benenson Capital
         Company, Lawrence A. Benenson and Raymond E. Benenson and York Avenue
         Development, Inc. to Amendment to Option Agreement and to Related
         Agreements, incorporated herein by reference to Exhibit 10(kk) to the Company's Annual Report on Form 10K, for the year ended
         December 31, 1991, SEC File No. 1-9750.
10(u)    Credit Agreement dated as of August 3, 1994, among Sotheby's Holdings,
         Inc., Sotheby's Inc., Oatshare Limited, Sotheby's, and Chemical Bank, incorporated herein by reference to Exhibit 4 to the Second Quarter
         Form 10-Q for 1994.
10(v)*   Letter Agreement, dated October 25, 1993, between Sotheby's (U.K.) and
         Henry Wyndham setting forth certain terms and agreements of his employment, incorporated herein by reference to Exhibit 10(u) to the 1994 Form 10-K.
10(w)*   Letter Agreement, dated October 13, 1993, between Sotheby's (U.K.) and
         Henry Wyndham Fine Art Ltd., an art dealing business, setting forth certain terms and agreements of the purchase of inventory, incorporated herein by reference to Exhibit 10(v) to the 1994 Form 10-K.
10(x)    Guarantee Agreement, dated June 2, 1994, from Sotheby's Holdings, Inc.
         to Henry Wyndham, incorporated herein by reference to Exhibit 10(w) to the 1994 Form 10-K.
10(y) Letter, dated April 21, 1995, from Sotheby's Holdings, Inc. to Coutts and Co., setting forth an increased guarantee by the Company on Henry
         Wyndham's behalf.

10(z)*  Letter Agreement, dated October 27, 1993, between Sotheby's Holdings,
        Inc. and Lord Camoys setting forth certain terms and agreements of his employment, incorporated herein by reference to Exhibit 10(x) to the 1994 Form 10-K.
10(aa)* Letter Agreement, dated December 21, 1993, between Sotheby's (U.K.)
        and The Rt. Hon. The Earl of Gowrie setting forth certain terms and agreements of his employment, incorporated herein by reference to
        Exhibit 10(y) to the 1994 Form 10-K.
10(bb)* Letter, dated March 25, 1996, from George Bailey, Managing Director,
        Sotheby's Europe, to The Rt. Hon. The Earl of Gowrie setting forth certain terms and agreements concerning of his consulting arrangement.
(13)    Annual Report to Shareholders for the year ended December 31, 1995
(21)    Subsidiaries of the Registrant
(23)    Consent of Deloitte & Touche LLP
(24)    Powers of Attorney
(27)    Financial Data Schedule

------------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.

(14)(b) Current Reports on Form 8-K--None.

(14)(c) The list of exhibits filed with this report is set forth in response to
        Item 14(a)(3). The required exhibit index has been filed with the exhibits.

(14)(d) The financial statement schedules of the Company listed in response to
        Item 14(a)(2) are filed pursuant to this Item 14(d).

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of SOTHEBY'S HOLDINGS, INC.:

    We have audited the consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 and have issued our report thereon dated February 28, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
February 28, 1996

                                                                                                 SCHEDULE II

                                         SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                COLUMN A                     COLUMN B             COLUMN C             COLUMN D     COLUMN E
-----------------------------------------   ----------    ------------------------    ----------    --------
                                                                 ADDITIONS
                                                                                                    BALANCE
                                            BALANCE AT    CHARGED TO    CHARGED TO                   AT END
                                            BEGINNING      COST AND       OTHER                        OF
               DESCRIPTION                  OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     PERIOD
-----------------------------------------   ----------    ----------    ----------    ----------    --------
                                                           (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the balance
  sheet from the asset to which it
  applies:
  Accounts and notes receivable:
    1995 Allowance for doubtful
      accounts...........................    $ 10,165       $2,902        $  604        $1,093      $12,578
                                            ----------    ----------    ----------    ----------    --------
                                            ----------    ----------    ----------    ----------    --------
    1994 Allowance for doubtful
      accounts...........................    $ 10,596       $4,196         --           $4,627      $10,165
                                            ----------    ----------    ----------    ----------    --------
                                            ----------    ----------    ----------    ----------    --------
    1993 Allowance for doubtful
      accounts...........................    $ 12,930       $5,499         --           $7,833      $10,596
                                            ----------    ----------    ----------    ----------    --------
                                            ----------    ----------    ----------    ----------    --------
  Inventory:
    1995 Realizable value allowance......    $ 14,995       $4,965        $2,666        $1,614      $21,012
                                            ----------    ----------    ----------    ----------    --------
                                            ----------    ----------    ----------    ----------    --------
    1994 Realizable value allowance......    $ 14,334       $1,921         --           $1,260      $14,995
                                            ----------    ----------    ----------    ----------    --------
                                            ----------    ----------    ----------    ----------    --------
    1993 Realizable value allowance......    $ 18,637       $4,055         --           $8,358      $14,334
                                            ----------    ----------    ----------    ----------    --------
                                            ----------    ----------    ----------    ----------    --------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOTHEBY'S HOLDINGS, INC.

                                       By:  /s/ DIANA D. BROOKS
                                           ..................................
                                                     Diana D. Brooks
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                               TITLE                    DATE
-------------------------------------------  -----------------------------   ---------------

                     *                       Chairman of the Board           March 29, 1996
 ...........................................
             A. Alfred Taubman

                     *                       Vice Chairman of the Board      March 29, 1996
 ...........................................
               Max M. Fisher

                     *                       Deputy Chairman of the          March 29, 1996
 ...........................................    Board
                Lord Camoys

            /s/ DIANA D. BROOKS              President, Chief Executive      March 29, 1996
 ...........................................    Officer and Director
              Diana D. Brooks

          /s/ KEVIN A. BOUSQUETTE            Senior Vice President and       March 29, 1996
 ...........................................    Chief Financial Officer
            Kevin A. Bousquette

                     *                       Director                        March 29, 1996
 ...........................................
            Viscount Blakenham

                     *                       Chairman, Sotheby's Europe      March 29, 1996
 ...........................................    and Director
               Simon De Pury

                     *                       Director                        March 29, 1996
 ...........................................
            Walter J. P. Curley

                     *                       Director                        March 29, 1996
 ...........................................
      The Rt. Hon. The Earl of Gowrie

                     *                       Director                        March 29, 1996
 ...........................................
        The Marquess of Hartington

                     *                       Director                        March 29, 1996
 ...........................................
        R. Julian de la M. Thompson

           /s/ PATRICIA CARBERRY             Vice President, Controller      March 29, 1996
 ...........................................    and Chief Accounting
             Patricia Carberry                 Officer

     *By:     /s/ KEVIN A. BOUSQUETTE                                        March 29, 1996
    .......................................
            Kevin A. Bousquette
            As Attorney-in-Fact

 				EXHIBIT INDEX


Exhibit
Number                           Description
-------                          -----------
 3(a)    Amended and Restated Articles of Incorporation of Sotheby's Holdings,
         Inc., as amended, incorporated herein by reference to Exhibit 4(b) to
         Registration Statement No. 33-26008.
 3(b)    Restated By-Laws of Sotheby's Holdings, Inc., as amended, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1988, SEC File No. 1-9750, on file at the Washington D.C. office of the Securities and Exchange
         Commission (the "1988 Form 10-K").
 4       See Exhibits 3(a) and 3(b).
10(a)    Issuing and Paying Agency Agreement, dated February 15, 1989, between
         Sotheby's Inc. and the Chase Manhattan Bank, N.A. relating to the issuance of short-term notes ("U.S. Notes") in the U.S. Commercial
         Paper market, incorporated herein by reference to Exhibit 10(g) to the 1988 Form 10-K, SEC File No. 1-9750, on file at the Washington,
         D.C. office of the Securities and Exchange Commission.
10(b)    U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between Sotheby's, Inc. and Chase Securities, Inc. relating to the issuance of the U.S. Notes, incorporated herein by reference to
         Exhibit 10(h) to the 1988 Form 10-K, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange
         Commission.
10(c)    U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between Sotheby's, Inc. and Merrill Lynch Money Markets, Inc. relating to the issuance of the U.S. Notes, incorporated herein by reference to the Exhibit 10(i) of the 1988 Form 10-K, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
10(d)    Lease, dated as of July 25, 1979, among The Benenson Capital Company,
         Lawrence A. Benenson, Raymond E. Benenson (collectively, "Benenson")
         to Sotheby Parke Bernet Inc., and amendments thereto, all relating to
         1334 York Avenue, New York, New York (the "York Avenue Property"),
         incorporated herein by reference to Exhibit 10(g) to Registration
         Statement No. 33-17667.
10(e)    Option Agreement with Form of Exchange Agreement, dated July 25, 1979, among Benenson and 089 Nosidam Corp. (as nominee of Sotheby Parke
         Bernet Inc.) assignments thereof and amendments thereto, all relating to the York Avenue Property, incorporated herein by reference to
         Exhibit 10(h) to Registration Statement No. 33-17667.
10(f)    Exchange Agreement, dated October 27, 1986, among Benenson and York
         Avenue Development, Inc., and Letter, dated October 27, 1986, from
         Benenson to Sotheby's, Inc. and York Avenue Development, Inc.,
         concerning zoning matters and security relating to the York Avenue
         Property, incorporated herein by reference to Exhibit 10(i) to
         Registration Statement No. 33-17667.
10(g)    Guarantee, made November 6, 1986, by A. Alfred Taubman in favor of
         Benenson relating to the York Avenue Property (the "Taubman
         Guarantee"), incorporated herein by reference to Exhibit 10(j)
         to Registration Statement No. 33-17667.

                                       25
                                                                             S2


Exhibit
Number                           Description
-------                          -----------
10(h)    Letter from Sotheby's, Inc. and York Avenue Development, Inc., dated
         October 27, 1986, agreeing to indemnify A. Alfred Taubman from all liabilities, damages, losses and judgments arising under the Taubman
         Guarantee, incorporated herein by reference to Exhibit 10(k) to
         Registration Statement No. 33-17667.
10(i)    Project Services Agreement (the "Project Agreement"), dated
         November 8, 1985, between Sotheby's, Inc. and The Taubman Company,
         Inc. relating to the proposed development of the York Avenue Property, incorporated herein by reference to Exhibit 10(1) to Registration
         Statement No. 33-17667.
10(j)    Financing and Guarantee Agreement (with exhibits) (the "Financing and
         Guarantee Agreement"), dated as of October 1, 1987, among Sotheby's
         Inc., York Avenue Development, Inc., and Taubman York Avenue
         Associates, Inc., relating to the proposed development of the York
         Avenue Property, incorporated herein by reference to Exhibit 10(m)
         to Registration Statement No. 33-17667.
10(k)    Letter Agreement, from Sotheby's, Inc. to York Avenue Development, Inc.
         and Taubman York Avenue Associates, Inc., dated August 18, 1988, amending the Financing and Guarantee Agreement.
10(l)    Assignment and Assumption of Financing and Guarantee Agreement, by
         and between Taubman York Avenue Associates, Inc. and York Avenue
         Advisors, Inc., dated as of June 1, 1995.
10(m)    Bill of Sale and Assignment and Assumption Agreement (regarding
         Contracts, General Intangibles, Receivables, and other Assets and
         Liabilities), by and between Taubman York Avenue Associates, Inc.
         and York Avenue Advisors, Inc. dated as of June 1, 1995.
10(n)    Memorandum of Option Agreement, dated January 31, 1981, among Benenson and 089 Nosidam Corp., relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(hh) to Registration
         Statement No. 33-17667.
10(o)    Letter Agreement, dated October 27, 1986, among Benenson and York
         Avenue Development, Inc. relating to the York Avenue Property, incorporated herein by reference to Exhibit 10(ii) to Registration
         Statement No. 33-17667.
10(p)    Assignment, Assumption Agreement and Release, dated as of
         October 1, 1987, among Sotheby's Inc., York Avenue Development,
         Inc. and the Taubman Company, Inc. relating to the assignment of the Project Agreement, incorporated herein by reference to
         Exhibit 10(jj) to Registration Statement No. 33-17667.
10(q)*   Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated herein by reference to Exhibit 10(t) to Registration Statement No. 33-17667.
10(r)*   Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated
         effective June 1, 1994 incorporated herein by reference to
         Exhibit 10(o) to the 1994 Form 10-K.
10(s)    Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc.,
         incorporated herein by reference to Exhibit 10(b) to the Form 8-K, filed on June 7, 1990, SEC, File No. 1-9750, on file at the Washington,
         D.C. office of the Securities and Exchange Commission.
10(t)    Amendment, dated as of April 19, 1991, between The Benenson Capital
         Company, Lawrence A. Benenson and Raymond E. Benenson and York Avenue
         Development, Inc. to Amendment to Option Agreement and to Related
         Agreements, incorporated herein by reference to Exhibit 10(kk) to the
         Company's Annual Report on Form 10K, for the year ended
         December 31, 1991, SEC File No. 1-9750.
10(u)    Credit Agreement dated as of August 3, 1994, among Sotheby's Holdings,
         Inc., Sotheby's Inc., Oatshare Limited, Sotheby's, and Chemical Bank,
         incorporated herein by reference to Exhibit 4 to the Second Quarter
         Form 10-Q for 1994.
10(v)*   Letter Agreement, dated October 25, 1993, between Sotheby's (U.K.) and
         Henry Wyndham setting forth certain terms and agreements of his employment, incorporated herein by reference to Exhibit 10(u) to the
         1994 Form 10-K.
10(w)*   Letter Agreement, dated October 13, 1993, between Sotheby's (U.K.) and
         Henry Wyndham Fine Art Ltd., an art dealing business, setting forth certain terms and agreements of the purchase of inventory, incorporated herein by reference to Exhibit 10(v) to the 1994 Form 10-K.
10(x)    Guarantee Agreement, dated June 2, 1994, from Sotheby's Holdings, Inc.
         to Henry Wyndham, incorporated herein by reference to Exhibit 10(w) to the 1994 Form 10-K.
10(y)    Letter, dated April 21, 1995, from Sotheby's Holdings, Inc. to Coutts and Co., setting forth an increased guarantee by the Company on Henry
         Wyndham's behalf.


Exhibit
Number                           Description
-------                          -----------
10(z)*  Letter Agreement, dated October 27, 1993, between Sotheby's Holdings,
        Inc. and Lord Camoys setting forth certain terms and agreements of his employment, incorporated herein by reference to Exhibit 10(x) to the
        1994 Form 10-K.
10(aa)* Letter Agreement, dated December 21, 1993, between Sotheby's (U.K.)
        and The Rt. Hon. The Earl of Gowrie setting forth certain terms and agreements of his employment, incorporated herein by reference to
        Exhibit 10(y) to the 1994 Form 10-K.
10(bb)* Letter, dated March 25, 1996, from George Bailey, Managing Director,
        Sotheby's Europe, to The Rt. Hon. The Earl of Gowrie setting forth certain terms and agreements concerning of his consulting arrangement.
(13)    Annual Report to Shareholders for the year ended December 31, 1995
(21)    Subsidiaries of the Registrant
(23)    Consent of Deloitte & Touche LLP
(24)    Powers of Attorney
(27)    Financial Data Schedule

------------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.


                                       27

                                                                             S3