Form 10-Q
period 1996-03-31
SOTHEBYS HOLDINGS INC
filed 1996-05-14
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996
Commission File Number 1-9750


                        Sotheby's Holdings, Inc.
         (Exact name of registrant as specified in its charter)


            Michigan                                           38-2478409
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                       Identification No.)


500 North Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                          48304
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:        (810) 646-2400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
 .  No     .

As of April 30, 1996, there were outstanding 38,680,970 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,266,407 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
                                                                                   For the Quarter Ended
                                                                                          March 31,
                                                                                  1996                 1995
Revenues:
Auction                                                                     $   33,793           $   35,551
Other                                                                            7,003                6,903
Total revenues                                                                  40,796               42,454

Expenses:

Direct costs of services                                                        (8,793)              (9,424)
Salaries and related costs                                                     (25,395)             (23,991)
General and administrative                                                     (18,237)             (18,478)
Depreciation and amortization                                                   (2,281)              (2,191)
Total expenses                                                                 (54,706)             (54,084)

Operating loss                                                                 (13,910)             (11,630)

Interest income                                                                  1,087                  688
Interest expense                                                                  (933)              (1,230)
Other income                                                                       160                  183

Loss before taxes                                                              (13,596)             (11,989)
Income taxes                                                                     5,439                5,035
Net Loss                                                                    ($   8,157)          ($   6,954)
Net Loss Per Share                                                          ($    0.15)          ($    0.12)
Weighted Average Shares Outstanding (in millions)                                 56.0                 55.8
See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                                             March 31,         December 31,
                                                                                  1996                 1995
Assets
Current Assets
Cash and cash equivalents                                                   $   31,942           $   40,713
Accounts and notes receivable, net of allowance
  for doubtful accounts of $11,884 and $12,578
    Accounts receivable                                                         83,425              215,221
    Notes receivable                                                            84,864               98,711
    Other                                                                       19,228               21,200
        Total Accounts and Notes Receivable, Net                               187,517              335,132
Inventory, net                                                                  21,609               22,798
Deferred income taxes                                                            8,067                8,434
Prepaid expenses                                                                10,962               11,936
        Total Current Assets                                                   260,097              419,013
Notes receivable                                                                48,309               42,670
Properties, less allowance for depreciation
  and amortization of $65,655 and $63,898                                       63,464               65,320
Intangible assets, less allowance for
  amortization of $14,174 and $13,986                                           27,705               28,123
Investment in partnership                                                       38,434               38,801
Other assets                                                                     5,678                6,177
        Total Assets                                                        $  443,687           $  600,104

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                           $   85,890           $  224,223
Short-term borrowings                                                            4,600                5,816
Accounts payable and accrued liabilities                                        48,657               67,579
Deferred revenue                                                                 7,029                5,709
Accrued income taxes                                                             6,998               14,292
        Total Current Liabilities                                              153,174              317,619

Long-Term Liabilities
Commercial paper                                                                58,000               38,000
Deferred income taxes                                                           15,889               15,801
Other long-term obligations                                                      1,197                1,202
        Total Liabilities                                                      228,260              372,622

Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 38,819,992 and 38,466,478 of Class A, and
  17,274,274 and 17,278,667 of Class B, at March 31,1996 and
  December 31, 1995, respectively                                                5,610                5,575
Additional paid-in capital                                                      83,412               81,051
Retained earnings                                                              143,055              155,688
Foreign currency translation adjustments                                       (16,650)             (14,832)
         Total Shareholders' Equity                                            215,427              227,482
         Total Liabilities And Shareholders' Equity                         $  443,687           $  600,104
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
Quarter Ended March 31,                                                               1996             1995
Operating Activities:
Net loss                                                                    ($   8,157)          ($   6,954)
Adjustments to reconcile net loss to net cash
     used by operating activities:
   Depreciation and amortization                                                 2,281                2,191
   Deferred income taxes                                                           455                  353
   Tax benefit of stock option exercises                                         1,041                   34
   Asset provisions                                                                702                  947
   Other                                                                             5                   11

Changes in assets and liabilities:
   Decrease (increase) in prepaid expenses                                         974                 (921)
   Decrease in accounts receivable                                             131,068               86,876
   Decrease (increase) in inventory                                                855              (28,182)
   Decrease (increase) in other assets                                             456                 (183)
   Decrease in due to consignors                                              (138,333)            (109,444)
   Decrease in accrued income taxes                                             (7,294)                (367)
   Decrease in other current liabilities                                       (17,801)              (7,334)
   Net cash used by operating activities                                       (33,748)             (62,973)

Investing Activities:
Increase in notes receivable                                                   (21,724)             (34,062)
Collections of notes receivable                                                 29,467               22,924
Capital expenditures                                                              (910)              (1,069)
Decrease in investment in partnership                                              367                  337
   Net cash provided (used) by investing activities                              7,200              (11,870)

Financing Activities:
Increase in commercial paper                                                    20,000               49,500
Increase (decrease) in short term borrowings                                    (1,216)               8,183
Proceeds from exercise of stock options                                          1,354                   18
Dividends                                                                       (4,475)              (3,350)
   Net cash provided by financing activities                                    15,663               54,351

Effect of exchange rate changes on cash                                          2,114               (5,787)
    Decrease in cash and cash equivalents                                       (8,771)             (26,279)
Cash and Cash Equivalents at Beginning of Period                                40,713               34,987
     Cash and Cash Equivalents at End of Period                             $   31,942           $    8,708
See accompanying Notes to Consolidated Financial Statements

                        SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   The  consolidated  financial statements included herein  have  been
     prepared   by   Sotheby's  Holdings,  Inc.   (together   with   its
     subsidiaries, the "Company") pursuant to the rules and  regulations
     of  the  Securities  and Exchange Commission.   These  consolidated
     financial  statements  should  be  read  in  conjunction  with  the
     consolidated   financial   statements   and   the   notes   thereto
     incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Annual Report").

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the quarters ended March 31, 1996 and 1995 have been included. Certain prior period amounts have been restated to conform to the current year's presentation.

     In January of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of this standard did not have a material impact on the Company's financial statements.


2.   Notes Receivable

     As of March 31, 1996, an amount equal to approximately 37% of the Company's notes receivable (including current and non-current) was extended to one borrower. The Company's general policy in relation to secured loans is to obtain collateral with a low estimated auction value equivalent to or greater than 200% of the secured loan. The low auction estimate of the collateral for this secured loan was within the Company's general policy requirements at March 31, 1996. No other individual loan amounted to more than 5% of total assets.

     Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Following are the changes in the allowance for credit losses relating to notes receivable for the three months ended March 31, 1996 and 1995 (in thousands):

                                                     1996           1995
     Allowance for credit losses
        at December 31, 1995 and 1994             $ 2,848        $ 2,292
     Provisions                                        99            251
     Other                                            (27)            59
     Allowance for credit losses
      at March 31, 1996 and 1995                  $ 2,920        $ 2,602

3.   Credit Arrangements

     At March 31, 1996, there were $58.0 million of outstanding commercial paper notes sold to dealers at weighted average discount rates of 5.4% with average maturities of 13.9 days. These notes have been classified on the consolidated balance sheet as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. At March 31, 1996, the Company also had $4.6 million outstanding under bank lines of credit at weighted average interest rates of 7.9%.


4.   Commitments and Contingencies

     The Company, in the normal course of business, is a defendant in various legal actions.

     In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $12.9 million at March 31, 1996.

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that
     (a) the property fails to sell and the consignor prefers to be paid the minimum price rather than retain ownership of the unsold property, resulting in the Company's purchase of the property at the minimum price or (b) the property sells for less than the minimum price and the Company must pay the difference between the sale price at auction and the minimum price. At March 31, 1996, the Company had no outstanding guarantees. At May 14, 1996, the Company had outstanding guarantees totaling approximately $27 million which covers auction property having a mid-estimate sales price of approximately $37 million. Under the auction guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to fund an amount equal to the guarantee at the option of the consignor. At March 31, 1996, the Company had an outstanding guarantee of up to $8.0 million relating to property which is not art.

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

                                          Percentage of Annual
                                             Auction Sales
                                       1995      1994      1993
         January - March                11%       12%       10%
         April - June                   39%       40%       38%
         July - September                7%        8%        6%
         October - December             43%       40%       46%

                                       100%      100%      100%

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

     Following is a geographical breakdown of the Company's auction sales for the three months ended March 31, 1996 and 1995 (in thousands):

                                      1996               1995
     North America               $  90,493          $ 106,297
     Europe                         63,663             69,384
     Asia                              879                  -

     Total                       $ 155,035          $ 175,681

     For the quarter ended March 31, 1996, worldwide auction sales of $155.0 million decreased $20.6 million compared to the first quarter of 1995. The decrease was largely attributable to several worldwide single-owner sales which occurred in 1995 but for which there were no comparable sales in 1996. Movements in foreign currencies did not have a material impact on worldwide sales.

     For the first quarter of 1996 worldwide auction revenues decreased $1.8 million, or 5%, to $33.8 million. This decrease was largely attributable to a reduction in auction commissions (which are principally buyer's premium, seller's commission and expense recoveries) due principally to the lower volume of auction sales discussed above. The impact of the lower sales volume was offset, in part, by an increase in rates realized from sellers at auction. This increase reflects the positive impact of our new seller's commission schedule as well as a reduction in single-owner sales which, prior to the new seller's commission schedule, yielded lower average commission rates. Exchange rate movements did not materially impact revenues for the quarter.

     Other revenues, which include revenues from art-related financing activities, real estate operations, other auction-related services and principal activities, increased $0.1 million when compared to the first quarter of 1995. This increase was principally due to an increase in revenues from real estate operations, offset, in part, by a decline in revenues from art-related financing activities. Revenues from real estate operations increased primarily due to stronger direct real estate brokerage operations in the U.S.. Revenues from art-related financing activities decreased due to a decline in the average loan portfolio balances offset, in part, by higher commitment fees. The outstanding loan portfolio averaged $126.7 million in the first quarter of 1996 compared to $143.1 million in the same period of 1995. Average rates charged to borrowers were 9.1% in 1996 and 1995.

     Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) totaled $8.8 million in the first quarter of 1996 compared to $9.4 million in 1995, a decrease of 7%. The decrease in direct costs is primarily due to the decline in single-owner sales in 1996 as discussed above. Auction direct costs increased slightly as a percentage of auction sales in the first quarter of 1996 compared to the same period of 1995.

     All other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $45.9 million for the first quarter of 1996, an increase of $1.3 million, or 3%, over 1995's first quarter. The increase in other operating expenses for the quarter ended March 31, 1996 was principally due to salaries and related costs which increased 6%. This increase was offset, in part, by a slight decline in general and administrative expenses. Movements in foreign currencies did not have a material impact on all other operating expenses.

     Interest income increased $0.4 million in the first quarter of 1996 compared to 1995. This increase was primarily due to a one-time receipt of interest related to an operating lease in the United Kingdom and higher cash balances. Interest expense decreased $0.3 million primarily due to a decline in the average amount outstanding and, to a lesser extent, the average interest rate paid on commercial paper borrowings.

     The consolidated effective tax rate was 40% in the first three months of 1996 and 42% in the first three months of 1995. The decline in the tax rate increased the net loss recorded in the first quarter by $0.3 million.

     For the first quarter of 1996, the net loss increased 17%, to $8.2 million from a net loss of $7.0 million in the first quarter of 1996. The net loss per share for the first quarter increased to $0.15 from $0.12 from the first quarter of 1995. Movements in foreign currencies did not have a material impact on the 1996 first quarter results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $30.7 million at March 31, 1996 compared to $3.1 million at December 31, 1995. Working capital (current assets less current liabilities) at March 31, 1996 was $106.9 million compared to $101.4 million at December 31, 1995.

     The Company's client loan portfolio decreased to $136.1 million at March 31, 1996 from $144.2 million at December 31, 1995. These amounts include $48.3 million and $42.7 million of loans which have a maturity of more than one year at March 31, 1996 and December 31, 1995, respectively.

     The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $200 million of short-term notes pursuant to its U.S. commercial paper program, of which $58.0 million was issued and outstanding at March 31, 1996. The Company supports any short-term notes issued under its U.S. commercial paper program with committed credit facilities. The Company has $300 million committed and available under a bank credit agreement entered into during 1994.

     For the three months ended March 31, 1996, the Company's primary sources of liquidity were derived from available cash balances supplemented by commercial paper borrowings and net collections of the client loan portfolio. The most significant cash uses during the first three months of 1996 were operations and payment of shareholder dividends. For the three months ended March 31, 1995, the Company's primary sources of liquidity were derived from available cash balances supplemented by commercial paper and short-term borrowings. The most significant cash uses during the first three months of 1995 were operations, net funding of the client loan portfolio and payment of shareholder dividends.

     Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totaled $0.9 million for the first three months of 1996 and $1.1 million for the first three months of 1995.

     In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan. As of March 31, 1996, no such advances were outstanding. From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. See Note 4 in the Notes to the Consolidated Financial Statements for additional information. The Company does not believe that material liquidity risk exists relating to these commitments.


     OUTLOOK

     The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program and credit facilities will continue to be adequate to fund the client loan program, peak working capital requirements and short-term commitments to consignors.

     The Company evaluates, on an ongoing basis, the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. Any significant alteration to these premises may require utilization of additional capital which the Company believes is adequately available.

                       PART II. OTHER INFORMATION



 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibits

                  10(a). Summary of Sotheby's Holdings, Inc. Director
                          Stock Ownership Plan
                  10(b). Letter to Marquess of Hartington relating to
                          his new position as Deputy Chairman, Sotheby's Holdings, Inc.
                     27. Financial Data Schedule


                    (b) Reports on Form 8-K
                         No report on Form 8-K has been filed for  the
                          quarter ended March 31, 1996.

                             Exhibit Index

    Exhibit No.            Description
    10(a).                 Summary  of  Sotheby's  Holdings,   Inc.
                            Director Stock Ownership Plan

    10(b).                 Letter to Marquess of Hartington relating
                            to his  new  position  as  Deputy  Chairman,
                            Sotheby's Holdings, Inc.

    27.                    Financial Data Schedule

                        SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES




                               SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 14th day of May, 1996, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                               SOTHEBY'S HOLDINGS, INC.




                                            By:  PATRICIA A. CARBERRY
                                                 Patricia A. Carberry
                                                 Vice President, Controller
                                                 and Chief Accounting Officer