Form 10-K/A
period 1995-12-31
SOTHEBYS HOLDINGS INC
filed 1996-06-12
CIK 823094

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A


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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (810) 646-2400 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
         -------------------                          -----------------------

Class A Limited Voting Common Stock,                  New York Stock Exchange
           $0.10 Par Value                             London Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.              X
                                               YES  ........  NO  ........

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


                           SUMMARY COMPENSATION TABLE


                                                                      LONG TERM        ALL OTHER
                                                                     COMPENSATION   COMPENSATION(14)
                                                                     ------------   ----------------
                                    ANNUAL COMPENSATION                 SHARES
                         -----------------------------------------    UNDERLYING
   NAME AND PRINCIPAL                                 OTHER ANNUAL     OPTIONS
   POSITION              YEAR    SALARY    BONUS(5)   COMPENSATION       (#)
- -----------------------  ----   --------   --------   ------------   ------------
Diana D. Brooks........  1995   $500,000   $351,050(6)   $   7,920(11)    200,000         $ 37,299
  President and Chief    1994    500,000    276,000(6)       7,200(11)    250,000           35,150
  Executive Officer      1993    400,000    233,000(6)]      8,640(11)    250,000           34,250
Simon de Pury (1)......  1995   $418,883   $179,025      $  21,739(12)     20,000         $ 53,895
  Chairman, Sotheby's    1994    322,142    160,000(7)      10,597(11)     66,000           47,480
  Europe                 1993    243,180    190,000(7)           0        100,000           30,469
Kevin A.                 1995   $343,000   $177,000      $       0         20,000         $ 24,397
Bousquette(2)..........  1994    330,000    104,000          6,000(11)          0           20,450
  Senior Vice President  1993    239,808     70,000              0        150,000            7,500
  and Chief Financial
  Officer
Henry Wyndham(3).......  1995   $206,716   $222,900(9)   $  74,400(13)     40,000         $  4,939
  Chairman, Sotheby's    1994    183,960    137,390(9)      46,400(13)     75,000            4,404
  (U.K.)                 1993          0    150,000(10)          0              0                0
William F.               1995   $260,000   $177,000      $       0         17,500         $ 19,977
Ruprecht(4)............  1994    225,000    157,500(8)           0          8,000           17,656
  Managing Director,     1993    200,000    165,000(8)           0              0           17,455
  Sotheby's North and
  South America

- ------------

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

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
 (8) The 1994 bonus amount includes a payment of $37,500, representing the balance of a special bonus awarded to senior officers to reflect the fact that salaries had been frozen since January 1990. The 1993 bonus amount also includes a payment of $75,000, representing part of such special bonus awarded.

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

    The following table sets forth information regarding option grants under the Company's 1987 Stock Option Plan, including its U.K. Sub-plan ("the Plan") to the Named Executive Officers in 1995:

                             OPTION GRANTS IN 1995


                                                                                      POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED ANNUAL
                                                                                      RATES OF STOCK PRICE
                                                                                     APPRECIATION FOR OPTION
                                                INDIVIDUAL GRANTS                            TERM(4)
                               ---------------------------------------------------   -----------------------
                               NUMBER OF     PERCENT OF
                                 SHARES     TOTAL OPTIONS
                               UNDERLYING    GRANTED TO     EXERCISE
                                OPTIONS     EMPLOYEES IN    PRICE PER   EXPIRATION
                                GRANTED         1995        SHARE(3)       DATE          5%          10%
                               ----------   -------------   ---------   ----------   ----------   ----------

Diana D. Brooks..............    200,000(1)     16.4%        $ 10.875       2/8/05   $1,367,846   $3,466,390

Simon de Pury................     20,000(1)      1.6%        $ 10.875       2/8/05   $  136,785   $  346,639

Kevin A. Bousquette..........     20,000(1)      1.6%        $ 10.875       2/8/05   $  136,785   $  346,639

Henry Wyndham................     40,000(2)      3.3%        $ 10.875       2/8/05   $  273,569   $  693,278

William F. Ruprecht..........     17,500(1)      1.4%        $ 10.875       2/8/05   $  119,687   $  303,309


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

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
    Because Class B Common Stock is convertible into Class A Common Stock and there is no public market for the Class B Common Stock, the fair market value of an option is the NYSE closing price per share of the Class A Common Stock on the last business day before the option grant.

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

    The following table provides information on option exercises in 1995 by the Named Executive Officers and year-end option values for unexercised options held by the Named Executive Officers:

         AGGREGATED OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                            OPTIONS AT FISCAL YEAR-END      IN-THE-MONEY OPTIONS AT
                                     SHARES                                                     FISCAL YEAR END
                                    ACQUIRED      VALUE     ---------------------------   ---------------------------
    NAME                           ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
    ----                           -----------   --------   -----------   -------------   -----------   -------------
Diana D. Brooks..................       0           $0        228,000        550,000       $ 230,250      $ 871,875
Simon de Pury....................       0           $0         77,867        142,133       $  80,917      $ 129,333
Kevin A. Bousquette..............       0           $0         60,000        110,000       $ 105,000      $ 225,000
Henry Wyndham....................       0           $0              0        115,000       $       0      $ 135,000
William F. Ruprecht..............       0           $0         59,600         51,900       $ 162,250      $ 139,563

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

    At retirement age, which is age 65 for men and age 62 for women, the employee's account is convertible, at the employee's election, to a life annuity, with provisions for contingent widow's pension of 60% of the retiree's benefit and immediate pensions of 20% of the retiree's benefit for certain children of the retiree.

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

  Bonuses

    The Company's officers are eligible to receive incentive bonuses. Bonuses are recommended by management and approved by the Committee. Actual awards are a function of the Company's after-tax worldwide profit and the individual's performance. Every supervisor conducts ^ an employee review. As part of the review, the supervisor and the employee will determine future objectives against which the employee's performance will be measured. In addition, the program allows the Committee the discretion to address exceptional performance and unusual circumstances.

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

    The Company has entered into an employment agreement with Lord Camoys, pursuant to which he serves as the Company's Deputy Chairman. Under the agreement, Lord Camoys received an initial grant under the 1987 Stock Option Plan with respect to 50,000 shares. The rate of Lord Camoys's base salary under the agreement during each of 1994 and 1995 was B.P.100,000, of which B.P.66,667 was paid for 1994, a proration resulting from Lord Camoys commencing employment on April 1, 1994. Lord Camoys was not paid a bonus in 1994 or 1995. He also receives an annual travel allowance of B.P.10,000. The agreement expires in 1998.

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

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOTHEBY'S HOLDINGS, INC.


                                          By:       /s/ KEVIN A. BOUSQUETTE
                                              ..................................

                                                     Kevin A. Bousquette
                                               Senior Vice President and Chief
                                                      Financial Officer



June 12 , 1996