Form 10-Q
period 1996-06-30
SOTHEBYS HOLDINGS INC
filed 1996-08-14
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996
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

As of July 31, 1996, there were outstanding 38,158,364 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,263,474 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
                                                         For the Three Months          For the Six Months
                                                            Ended June 30,                Ended June 30,
                                                          1996           1995           1996           1995
Revenues:
Auction                                              $ 115,784      $ 100,940     $  149,546     $  136,491
Other                                                    8,814          7,613         15,848         14,516
Total revenues                                         124,598        108,553        165,394        151,007

Expenses:

Direct costs of services                               (24,155)       (18,676)       (32,948)       (28,100)
Salaries and related costs                             (29,547)       (27,164)       (54,942)       (51,155)
General and administrative                             (20,845)       (19,630)       (39,082)       (38,108)
Depreciation and amortization                           (2,246)        (2,352)        (4,527)        (4,543)
Total expenses                                         (76,793)       (67,822)      (131,499)      (121,906)

Operating income                                        47,805         40,731         33,895         29,101

Interest income                                            877            706          1,964          1,394
Interest expense                                          (653)        (1,464)        (1,586)        (2,694)
Other income/(expense)                                    (411)          (126)          (251)            57

Income before taxes                                     47,618         39,847         34,022         27,858
Income taxes                                           (19,048)       (16,178)       (13,609)       (11,143)
Net Income                                           $  28,570      $  23,669     $   20,413     $   16,715
Earnings Per Share                                   $    0.50      $    0.42     $     0.36     $     0.30
Weighted Average Shares Outstanding (in millions)         56.8           56.8           56.4           56.3
Prior period amounts have been restated to conform to current year presentation
See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                                                    June 30,   December 31,
                                                                                        1996           1995
Assets
Current Assets
Cash and cash equivalents                                                         $   28,186     $   40,713
Accounts and notes receivable, net of allowance
  for doubtful accounts of $11,283 and $12,578
    Accounts receivable                                                              238,788        215,221
    Notes receivable                                                                  98,946         98,711
    Other                                                                             20,100         21,200
        Total Accounts and Notes Receivable, Net                                     357,834        335,132
Inventory, net                                                                        17,784         22,798
Deferred income taxes                                                                  6,352          8,434
Prepaid expenses                                                                      12,010         11,936
        Total Current Assets                                                         422,166        419,013
Notes receivable                                                                      48,734         42,670
Properties, less allowance for depreciation
  and amortization of $64,436 and $63,898                                             63,917         65,320
Intangible assets, less allowance for
  amortization of $14,524 and $13,986                                                 27,408         28,123
Investment in partnership                                                             36,040         38,801
Other assets                                                                           5,972          6,177
        Total Assets                                                              $  604,237     $  600,104

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                                 $  221,817     $  224,223
Short-term borrowings                                                                  8,374          5,816
Accounts payable and accrued liabilities                                              62,769         67,579
Deferred revenue                                                                       6,617          5,709
Accrued income taxes                                                                  31,642         14,292
        Total Current Liabilities                                                    331,219        317,619

Long-Term Liabilities
Commercial paper                                                                      25,000         38,000
Deferred income taxes                                                                 14,862         15,801
Other long-term obligations                                                            1,201          1,202
        Total Liabilities                                                            372,282        372,622

Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 38,269,070 and 38,466,478 of Class A, and
  17,263,474 and 17,278,667 of Class B, at June 30, 1996 and
  December 31, 1995, respectively                                                      5,553          5,575
Additional paid-in capital                                                            75,228         81,051
Retained earnings                                                                    167,164        155,688
Foreign currency translation adjustments                                             (15,990)       (14,832)
         Total Shareholders' Equity                                                  231,955        227,482
         Total Liabilities And Shareholders' Equity                               $  604,237     $  600,104
See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
Six Months Ended June 30,                                                               1996           1995
Operating Activities:
Net income                                                                        $   20,413     $   16,715
Adjustments to reconcile net income to net cash
     provided(used) in operating activities:
   Depreciation and amortization                                                       4,527          4,543
   Deferred income taxes                                                               1,143          1,166
   Tax benefit of stock option exercises                                               1,109             42
   Asset provisions                                                                    2,725          2,574
   Other                                                                                 279             62

Changes in assets and liabilities:
   Increase in prepaid expenses                                                          (74)        (1,048)
   Increase in accounts receivable                                                   (24,869)       (91,877)
   Decrease (increase) in inventory                                                    2,751        (18,728)
   Decrease in other assets                                                              161          1,198
   Increase (decrease) in due to consignors                                           (2,406)        62,259
   Increase in accrued income taxes                                                   17,350         13,096
   Increase (decrease) in other liabilities                                           (3,657)         2,295
   Net cash provided (used) by operating activities                                   19,452         (7,703)

Investing Activities:
Increase in notes receivable                                                         (54,393)       (47,418)
Collections of notes receivable                                                       47,245         49,852
Capital expenditures                                                                  (2,867)        (3,035)
Decrease in investment in partnership                                                  2,761            755
   Net cash provided (used) by investing activities                                   (7,254)           154

Financing Activities:
Decrease in commercial paper                                                         (13,000)       (17,500)
Increase in short term borrowings                                                      2,558         13,120
Proceeds from exercise of stock options                                                1,954            202
Repurchase of common stock                                                            (8,973)             0
Dividends                                                                             (8,937)        (6,701)
   Net cash used by financing activities                                             (26,398)       (10,879)

Effect of exchange rate changes on cash                                                1,673         (4,384)
    Decrease in cash and cash equivalents                                            (12,527)       (22,812)
Cash and cash equivalents at beginning of period                                      40,713         34,987
     Cash and cash equivalents at end of period                                   $   28,186     $   12,175
See accompanying Notes to the Consolidated Financial Statements

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

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1996 and 1995 have been included. Certain prior period amounts have been restated to conform to the current year's presentation.

     In January of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of this standard did not have a material impact on the Company's financial statements.


2.   Notes Receivable

     As of June 30, 1996, an amount equal to approximately 31% of the Company's notes receivable (including current and non-current) was extended to one borrower. At August 14, 1996 the loan value was 56% of the low auction estimate of the collateral securing the loan. No other individual loan amounted to more than 5% of total assets.

     Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Following are the changes in the allowance for credit losses relating to both current and non current notes receivable for the six months ended June 30, 1996 and 1995 (in thousands):

                                                    1996           1995
     Allowance for credit losses
        at December 31, 1995 and 1994             $2,848         $2,292
     Provisions                                      198            202
     Writeoffs                                      (374)          (134)
     Other                                            (7)            24
     Allowance for credit losses
      at June 30, 1996 and 1995                   $2,665         $2,384

3.   Credit Arrangements

     At June 30, 1996, pursuant to the Company's $200 million U.S. commercial paper program, there were $25.0 million of outstanding commercial paper notes sold to dealers at weighted average discount rates of 5.5% with average maturities of 24.2 days. These notes have been classified on the consolidated balance sheet as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. At June 30, 1996, the Company also had $8.4 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 7.2%.

     On July 11, 1996, the Company entered into an amended and restated $300 million Bank Credit Agreement (the "Credit Agreement"). Borrowings under the Credit Agreement are permitted to July 11, 2001 in either U.S. dollars or U.K. pounds sterling. The interest rate applicable to borrowings under the facility is based on the London Interbank Offer Rate ("LIBOR"). The facility fee for the $300 million committed amount is 0.10% per annum. The Credit Agreement contains certain financial covenants. The Company is permitted to pay dividends, however, the Company is required to maintain consolidated tangible net worth, as defined, of at least $150 million. At June 30, 1996 consolidated tangible net worth, as defined, was $220.5 million. The Credit Agreement represents an amendment and restatement of the Company's former $300 million credit agreement which was executed in August 1994.

4.   Stockholders' Equity

      In June of 1996, the Company authorized an increase in the number of shares of its outstanding Class A Common Stock to be acquired under the November 1995 stock repurchase program to 4 million shares. As of June 30, 1996, the Company had repurchased 920,000 shares under this program.

5.   Commitments and Contingencies

     The Company, in the normal course of business, is a defendant in various legal actions.

     In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $12.0 million at June 30, 1996.

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that
     (a) the property fails to sell and the consignor prefers to be paid the minimum price rather than retain ownership of the unsold property, resulting in the Company's purchase of the property at the minimum price or (b) the property sells for less than the minimum price and the Company must pay the difference between the sale price at auction and the minimum price. At August 14, 1996, the Company had outstanding guarantees totaling approximately $28 million which covers auction property having a mid-estimate sales price of approximately $38 million. Under the auction guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance funds prior to the auction sale up to the amount of the guarantee at the option of the consignor.

     In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements.

6.   Seasonality of Business

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


     The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating margins than the second and fourth quarters due to the fixed nature of many of the operating expenses. (See Note 6 in the Notes to the Consolidated Financial Statements for additional information.)

     Following is a geographical breakdown of the Company's auction sales for the second quarter and six month periods ended June 30, 1996 and 1995 (in thousands):

                         For the Second Quarter       For the Six Months
                             Ended June 30,              Ended June 30,
                           1996          1995          1996          1995
     North America     $314,937      $352,746      $405,430      $459,043
     Europe             288,562       284,532       352,225       353,916
     Asia                27,482        18,521        28,361        18,521

     Total             $630,981      $655,799      $786,016      $831,480

     For the quarter ended June 30, 1996, worldwide auction sales of $631.0 million decreased $24.8 million compared to the second quarter of 1995. For the six months ended June 30, 1996 worldwide auction sales decreased $45.5 million compared to 1995. Auction sales recorded by the Company's foreign operations were negatively affected by translation into U.S. dollars, which decreased auction sales by $13.5 million and $14.4 million for the quarter and six months ended June 30, 1996, respectively. The decrease in sales was largely attributable to a decline in worldwide single-owner sales.

     For the second quarter of 1996 worldwide auction revenues increased $14.8 million, or 15%, to $115.8 million. Excluding foreign currency exchange rate movements, auction revenue increased $17.3 million or 17%. For the six months ended June 30, 1996 auction revenues increased $13.1 million, or 10%, compared to 1995. Excluding foreign currency exchange rate movements, auction revenue increased $15.8 million or 12% compared to the prior year. Auction revenue as a percentage of sales for the three months ended June 30, 1996 was 18.3% compared to 15.4% for the three months ended June 30, 1995. Auction revenue as a percentage of sales for the first six months of 1996 was 19.0% compared to 16.4% for 1995. These increases were largely attributable to the positive impact of our new seller's commission schedule, the sale of the property from the Estate of Jacqueline Kennedy Onassis as well as a reduction in single-owner sales which yield lower than average commission rates.

     Other revenues, which include revenues from art-related financing activities, real estate operations, other auction-related services and principal activities, increased $1.2 million in the second quarter of 1996 when compared to the second quarter of 1995. For the six months ended June 30, 1996 other revenue increased $1.3 million compared to 1995. These increases were principally due to an increase in revenues from real estate operations due to stronger sales in the U.S.

     Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) totaled $24.2 million in the second quarter of 1996 compared to $18.7 million in 1995, an increase of $5.5 million. For the six months ended June 30, 1996, direct costs of services increased $4.8 million compared to 1995. Excluding foreign currency exchange rate movements, direct costs increased $6.0 and $5.5 million for the three and six months ended June 30, 1996, respectively. These increases were primarily due to an increase in catalogue expenses relating to the sale of the property from the Estate of Jacqueline Kennedy Onassis which were fully recovered and are reflected in auction revenue. Excluding foreign currency exchange rate movements and the costs associated with the sale of property from the Estate of Jacqueline Kennedy Onassis, direct costs increased $0.6 million and $0.1 million in the three and six months periods ended June 30, 1996, respectively. Excluding foreign currency exchange rate movements and the costs associated with the sale of the property from the Estate of Jacqueline Kennedy Onassis, direct costs as a percentage of auction sales totaled 3.0% and 3.5% for the three and six month periods ended June 30, 1996 compared to 2.8% and 3.4% for the three and six month periods ended June 30, 1995, respectively.

     All other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $52.6 million for the second quarter of 1996, an increase of $3.5 million, or 7%, over 1995's second quarter. For the six months ended June 30, 1996, these expenses increased $4.7 million, or 5%, to $98.6 million compared to the prior year. Excluding foreign currency exchange rate movements, all other operating expenses increased $4.8 million and $6.6 million for the three and six months ended June 30, 1996. Excluding foreign currency exchange rate movements, the increases in all other operating expenses for the quarter and six months ended June 30, 1996 were principally due to an increase in salaries and related costs.

     Interest income increased $0.2 million and $0.6 million for the three and six months ended June 30, 1996, respectively, due largely to higher cash balances in Europe. Interest expense decreased $0.8 million and $1.1 million for the three and six months ended June 30, 1996, respectively, partially due to a decline in the average amount of commercial paper outstanding and, to a lesser extent, the average interest rate paid on commercial paper borrowings.

     The consolidated effective tax rate was 40% and 41% for the second quarter of 1996 and 1995, respectively. The consolidated effective tax rate for the first six months of 1996 and 1995 was 40%. The increase in tax expense in the three and six month periods was due to an increase in pre-tax income.

     For the second quarter of 1996, net income increased 21%, to $28.6 million from net income of $23.7 million in the second quarter of 1995. The earnings per share for the second quarter of 1996 increased 19% to $0.50 from $0.42 in the second quarter of 1995. For the six months ended June 30, 1996, net income increased 22% to $20.4 million from $16.7 million in 1995. Earnings per share for the first six months increased 20% to $0.36 from $.30 in 1995. Excluding movements in foreign currency exchange rates, net income increased $5.7 million, or 24%, and $4.1 million, or 25% for the three and six month periods ended June 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $5.2 million at June 30, 1996 compared to $3.1 million at December 31, 1995. Working capital (current assets less current liabilities) at June 30, 1996 was $90.9 million compared to $101.4 million at December 31, 1995.

     The Company's client loan portfolio increased to $150.3 million at June 30, 1996 from $144.2 million at December 31, 1995. These amounts include $48.7 million and $42.7 million of loans which have a maturity of more than one year at June 30, 1996 and December 31, 1995, respectively.

     The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $200 million of short-term notes pursuant to its U.S. commercial paper program, of which $25.0 million was issued and outstanding at June 30, 1996. The Company supports any short-term notes issued under its U.S. commercial paper program with committed credit facilities. The Company maintains $300 million of committed and available financing pursuant to a Bank Credit Agreement which was amended and restated on July 11, 1996 (See Note 3 in the Notes to the Consolidated Financial Statements for additional information). The Credit Agreement provides the Company $300 million of committed financing to July 11, 2001.

     For the six months ended June 30, 1996, the Company's primary sources of liquidity were derived from available cash balances supplemented by operations. The most significant cash uses during the first six months of 1996 were the net repayment of commercial paper borrowings, repurchases of common stock, the payment of shareholder dividends and net funding of the client loan portfolio. For the six months ended June 30, 1995, the Company's primary sources of liquidity were derived from available cash balances supplemented by short-term borrowings. The most significant cash uses during the first six months of 1995 were repayment of commercial paper borrowings, operations and payment of shareholder dividends.

     Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totaled $2.9 and $3.0 million for the first six months of 1996 and 1995, respectively.

     In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan. As of June 30, 1996, no such advances were outstanding. From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. See Note 5 in the Notes to the Consolidated Financial Statements for additional information. The Company does not believe that material liquidity risk exists relating to these commitments.

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

     FORWARD-LOOKING STATEMENTS

     This form 10Q contains certain forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933, as amended, relating to future events and the financial performance of the Company, particularly with respect to the adequacy of working capital as well as additional capital necessary for relocation of all or a portion of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular rank order:

     (1) The Company's business is seasonal, with peak revenues and operating income occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction season.

     (2) The overall strength of the international economy and financial markets and, in particular, the economies of the United States, the United Kingdom, and the major countries of Continental Europe and Asia (principally Japan and Hong Kong).

     (3) Competition with other auctioneers and art dealers.

     (4) The volume of consigned property and the marketability at auction of such property.

                       PART II. OTHER INFORMATION


 ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       On June 19, 1996, the Company held it annual meeting of shareholders. The matters on which the shareholders voted were: (i) the election of three directors by the holders of Class A Limited Voting Common Stock; (ii) the election of seven directors by the holders of Class B Limited Voting Common Stock; (iii) the approval of the adoption of the Sotheby's Holdings, Inc. 1997 Stock Option Plan; (iv) the approval of the adoption of the Sotheby's Holdings, Inc. Performance Share Purchase Plan; (v) the ratification of the Sotheby's Holdings, Inc. Director Stock Ownership Plan; and (vi) the ratification of the Board's selection of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 1996. All nominees were elected, and all proposals passed. The results of the voting are shown below:


 ELECTION OF CLASS A DIRECTORS
 NOMINEES                         FOR     AGAINST     WITHHELD
 A. Alfred Taubman         29,321,190           0      859,180
 Max M. Fisher             29,319,695           0      860,675
 Walter J.P. Curley        29,303,082           0      877,288

 ELECTION OF CLASS B DIRECTORS
 NOMINEES                         FOR     AGAINST     WITHHELD
 Viscount Blakenham       170,441,060           0            0
 Diana D. Brooks          170,441,060           0            0
 Lord Camoys              170,441,060           0            0
 The Rt. Hon. The Earl
       of Gowrie          170,441,060           0            0
 The Marquess of
       Hartington         170,441,060           0            0
 Simon de Pury            170,441,060           0            0
 R. Julian de la M.
       Thompson           170,441,060           0            0

 APPROVAL OF THE SOTHEBY'S HOLDINGS, INC. 1997 STOCK OPTION PLAN

 194,213,525  Votes were cast;
 187,856,819  Votes were cast for the Resolution;
   5,284,903 Votes were cast against the Resolution; and 1,071,803 Votes were abstained


 APPROVAL  OF  THE SOTHEBY'S HOLDINGS, INC. PERFORMANCE  SHARE  PURCHASE
 PLAN

 194,213,524  Votes were cast;
 187,309,839  Votes were cast for the Resolution;
   5,822,749 Votes were cast against the Resolution; and 1,080,936 Votes were abstained


 APPROVAL OF THE SOTHEBY'S HOLDINGS, INC. DIRECTOR STOCK OWNERSHIP PLAN

 200,621,129  Votes were cast;
 197,882,000  Votes were cast for the Resolution;
   1,655,928 Votes were cast against the Resolution; and 1,083,201 Votes were abstained


 RATIFICATION OF INDEPENDENT AUDITORS

 200,621,429  Votes were cast;
 200,561,980  Votes were cast for the Resolution;
      43,040 Votes were cast against the Resolution; and 16,409 Votes were abstained

 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      (a)Exhibits

                          10  (a).  Sotheby's Holdings, Inc. Performance
                      Share Purchase Plan

                          10  (b).  Sotheby's Holdings, Inc. 1997  Stock
                      Option Plan

                          10  (c). Amended and Restated Credit Agreement
                      Dated as of July 11, 1996, Among Sotheby's Holdings, Inc., Sotheby's, Inc., Oatshare Ltd., Sotheby's, the lenders named therein and The Chase Manhattan Bank, N.A.

                         27. Financial Data Schedule


                      (b)Reports on Form 8-K
                          No  report on Form 8-K has been filed for  the
                      quarter ended June 30, 1996.

                             Exhibit Index

    Exhibit No.           Description
    10 (a).               Sotheby's Holdings, Inc. Performance Share
                          Purchase Plan

    10 (b).               Sotheby's  Holdings,  Inc.  1997   Stock
                          Option Plan

    10 (c). Amended and Restated Credit Agreement Dated as of July 11, 1996, Among Sotheby's Holdings,
                          Inc., Sotheby's, Inc.,Oatshare Ltd., Sotheby's, the lenders named therein and The Chase
                          Manhattan Bank, N.A.

    27.                   Financial Data Schedule

                        SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES




                               SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 14th day of August, 1996, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                               SOTHEBY'S HOLDINGS, INC.




                                              By:  PATRICIA A. CARBERRY
                                                   Patricia A. Carberry
                                                  Vice President, Controller
                                                  and Chief Accounting Officer