Form 10-Q
period 1996-09-30
SOTHEBYS HOLDINGS INC
filed 1996-11-14
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996
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

As of October 31, 1996, there were outstanding 38,345,903 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,250,534 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
(UNAUDITED)
                                                        For the Three Months          For the Nine Months
                                                         Ended September 30,           Ended September 30,
                                                           1996          1995             1996          1995
Revenues:

Auction                                                $ 30,335      $ 27,849        $ 179,881     $ 164,340
Other                                                     7,884         7,640           23,732        22,156
Total revenues                                           38,219        35,489          203,613       186,496

Expenses:

Direct costs of services                                 (7,201)       (7,669)         (40,149)      (35,769)
Salaries and related costs                              (25,605)      (24,082)         (80,547)      (75,237)
General and administrative                              (18,938)      (20,190)         (58,020)      (58,298)
Depreciation and amortization                            (2,389)       (2,286)          (6,916)       (6,829)
Total expenses                                          (54,133)      (54,227)        (185,632)     (176,133)

Operating income (loss)                                 (15,914)      (18,738)          17,981        10,363

Interest income                                           1,163           903            3,127         2,297
Interest expense                                         (1,121)       (1,567)          (2,707)       (4,261)
Other income (expense)                                      (54)          (33)            (305)           24

Income (loss) before taxes                              (15,926)      (19,435)          18,096         8,423

Income tax benefit (expense)                              6,371         7,773           (7,238)       (3,370)

Net Income (Loss)                                      ($ 9,555)     ($11,662)       $  10,858     $   5,053

Earnings (Loss) Per Share                              (  $0.17)     (  $0.21)       $    0.19     $    0.09

Weighted Average Shares Outstanding (in millions)          55.4          55.9             56.1          56.2

Dividends Per Share                                    $   0.08      $   0.06        $    0.24     $    0.18
Prior period amounts have been restated to conform to current year presentation
See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)
(Thousands of dollars)
                                                  September 30,  December 31,
                                                           1996          1995
Assets
Current Assets
Cash and cash equivalents                             $  37,865     $  40,713
Accounts and notes receivable, net of allowance
  for doubtful accounts of $10,711 and $12,578
    Accounts receivable                                  85,368       215,221
    Notes receivable                                     94,879        98,711
    Other                                                14,363        21,200
        Total Accounts and Notes Receivable, Net        194,610       335,132
Inventory, net                                           17,619        22,798
Deferred income taxes                                     7,249         8,434
Prepaid expenses and other current assets                13,770        11,936
        Total Current Assets                            271,113       419,013
Notes receivable                                         79,916        42,670
Properties, less allowance for depreciation
  and amortization of $60,256 and $63,898                64,318        65,320
Intangible assets, less allowance for
  amortization of $14,834 and $13,986                    27,146        28,123
Investment in partnership                                35,945        38,801
Other assets                                              7,889         6,177
        Total Assets                                  $ 486,327     $ 600,104

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                     $  76,790     $ 224,223
Short-term borrowings                                     3,712         5,816
Accounts payable and accrued liabilities                 54,981        67,579
Deferred revenue                                          7,856         5,709
Accrued income taxes                                     15,536        14,292
        Total Current Liabilities                       158,875       317,619

Long-Term Liabilities
Commercial paper                                         94,000        38,000
Deferred income taxes                                    14,542        15,801
Other long-term obligations                               1,218         1,202
        Total Liabilities                               268,635       372,622

Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 38,258,902 and 38,466,478 of Class A, and
  17,250,534 and 17,278,667 of Class B, at September 30,1996 and
  December 31, 1995, respectively                         5,551         5,575
Additional paid-in capital                               74,338        81,051
Retained earnings                                       153,181       155,688
Foreign currency translation adjustments                (15,378)      (14,832)
         Total Shareholders' Equity                     217,692       227,482
         Total Liabilities And Shareholders' Equity   $ 486,327     $ 600,104
See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)
(Thousands of dollars)
Nine Months Ended September 30,                            1996          1995
Operating Activities:
Net income                                             $ 10,858      $  5,053
Adjustments to reconcile net income to net cash
     provided (used) in operating activities:
   Depreciation and amortization                          6,916         6,829
   Deferred income taxes                                    (74)        1,904
   Tax benefit of stock option exercises                  1,533           165
   Asset provisions                                       3,139         7,247
   Other                                                    232           133

Changes in assets and liabilities:
   Increase in prepaid expenses and other current assets (1,834)       (2,854)
   Decrease in accounts receivable                      130,634        62,521
   Decrease (increase) in inventory                       7,049       (14,246)
   Decrease (increase) in other assets                   (1,798)        1,071
   Decrease in due to consignors                       (147,433)     (103,659)
   Increase (decrease) in accrued income taxes            1,244       (11,115)
   Decrease in other liabilities                         (9,690)       (4,633)
   Net cash provided (used) by operating activities         776       (51,584)

Investing Activities:
Increase in notes receivable                            (88,500)      (92,813)
Collections of notes receivable                          54,201        62,019
Capital expenditures                                     (5,077)       (5,605)
Distributions from investment in partnership              2,856           914
   Net cash used by investing activities                (36,520)      (35,485)

Financing Activities:
Increase in commercial paper                             56,000        70,500
Increase (decrease) in short term borrowings             (2,104)        6,869
Proceeds from exercise of stock options                   3,547           848
Repurchase of common stock                              (12,024)            0
Dividends                                               (13,365)      (10,054)
   Net cash provided by financing activities             32,054        68,163

Effect of exchange rate changes on cash                     842         1,288
    Decrease in cash and cash equivalents                (2,848)      (17,618)
Cash and cash equivalents at beginning of period         40,713        34,987
     Cash and cash equivalents at end of period        $ 37,865      $ 17,369
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

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been included. Certain prior period amounts have been restated to conform to the current year's presentation.

     In January of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of this standard did not have a material impact on the Company's financial statements.

2.   Notes Receivable

     As of September 30, 1996, an amount equal to approximately 34% of the Company's notes receivable (current and non-current) was extended to one borrower. At November 14, 1996, the loan value was 62% of the low auction estimate of the collateral securing the loan. No other individual loan amounted to more than 5% of total assets.

     Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the nine months ended September 30, 1996 and 1995 (in thousands):

                                                    1996           1995
     Allowance for credit losses
        at December 31, 1995 and 1994            $ 2,848        $ 2,292
     Provisions                                      299            453
     Write-offs                                     (786)          (134)
     Other                                            (3)            16
     Allowance for credit losses
       at September 30, 1996 and 1995            $ 2,358        $ 2,627

3.   Credit Arrangements

     At September 30, 1996, pursuant to the Company's $200 million U.S. commercial paper program, there were $94.0 million of outstanding commercial paper notes sold to dealers at weighted average interest rates of 5.5% with average maturities of 20.1 days. These notes have been classified on the consolidated balance sheet as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. At September 30, 1996, the Company also had $3.7 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 7.7%.

     On July 11, 1996, the Company entered into an amended and restated $300 million Bank Credit Agreement (the "Credit Agreement"). Borrowings under the Credit Agreement are permitted to July 11, 2001 in either U.S. dollars or U.K. pounds sterling. The interest rate applicable to borrowings under the facility is based on the London Interbank Offer Rate ("LIBOR"). The facility fee for the $300 million committed amount is 0.10% per annum. The Credit Agreement contains certain financial covenants. Under these covenants, the Company is permitted to pay dividends, however, the Company is required to maintain consolidated tangible net worth, as defined, of at least $150 million. At September 30, 1996 consolidated tangible net worth, as defined, was $205.9 million. The Credit Agreement represents an amendment and restatement of the Company's former $300 million credit agreement which was executed in August 1994.

4.   Stockholders' Equity

     In June of 1996, the Board of Directors authorized an increase in the number of shares of its Class A Common Stock to be acquired under the previously approved November 1995 stock repurchase program to 4.0 million shares.

5.   Commitments and Contingencies

     The Company, in the normal course of business, is a defendant in various legal actions.

     In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $23.0 million at September 30, 1996.

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

     Following is a geographical breakdown of the Company's auction sales for the third quarter and nine month periods ended September 30, 1996 and 1995 (in thousands):

                        For the Third Quarter     For the Nine Months
                          Ended September 30,      Ended September 30,
                            1996         1995         1996        1995
     North America      $ 31,376     $ 31,224     $436,806    $490,267
     Europe              103,242       82,117      455,467     436,033
     Asia                 13,988       10,233       42,349      28,754

     Total              $148,606     $123,574     $934,622    $955,054

     For the quarter ended September 30, 1996, worldwide auction sales of $148.6 million increased $25.0 million, or 20%, compared to the third quarter of 1995. Auction sales recorded by the Company's foreign operations were not materially impacted by translation into U.S. dollars for the third quarter of 1996. The increase in third quarter sales was largely due to sales in the United Kingdom, notably the sale of European Works of Art from the collection formed by the British Rail Pension Fund and sales of Old Master paintings. For the nine months ended September 30, 1996, worldwide auction sales decreased $20.4 million, or 2%, compared to 1995. Excluding foreign currency exchange rate movements, auction sales were relatively unchanged from the prior year despite the lower level of single-owner sales during 1996, particularly the lack of a replacement for the sale of the Stralem Collection held in the spring of 1995, which totaled $65.2 million.

     For the third quarter of 1996, worldwide auction revenues increased $2.5 million, or 9%, to $30.3 million. Foreign currency exchange rate movements did not materially impact auction revenues for the third quarter of 1996. Auction revenue as a percentage of sales for the three months ended September 30, 1996 was 20.4% compared to 22.5% for the three months ended September 30, 1995. This decrease largely reflects a change in sales mix to property with higher average values which yield lower average rates. For the nine months ended September 30, 1996, auction revenues increased $15.5 million, or 9%, compared to 1995. Movements in foreign currency exchange rates did not materially impact auction revenues for the first nine months of 1996. Auction revenue as a percentage of sales for the first nine months of 1996 was 19.2% compared to 17.2% for 1995. This increase was largely attributable to the positive impact of our new sellers' commission structure, the revenue contribution from the sale of property from the Estate of Jacqueline Kennedy Onassis, an increase in expense recoveries and a shift in the mix of auction sales toward property with lower average lot values.

     Other revenues, which include revenues from art-related financing activities, real estate operations, other auction-related services and principal activities, increased $0.2 million in the third quarter of 1996 when compared to the same quarter of 1995. This increase is due largely to other auction-related services as well as art-related financing activities offset, in part, by lower net revenue from principal activities. For the nine months ended September 30, 1996, other revenue increased $1.6 million compared to 1995. This increase resulted principally from real estate operations due to stronger sales in the U.S. partly offset by a decrease in net revenue from principal activities, reflecting an increase in writedowns on inventory to net realizable value.

     Total expenses remained flat in the third quarter of 1996 compared to 1995. For the nine months ended September 30, 1996, total expenses, excluding costs associated with the sale of property from the Estate of Jacqueline Kennedy Onassis which were fully recovered, increased 2%. Movements in foreign currency exchange rates did not have a material impact on third quarter or nine month expenses.

     Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) decreased $0.5 million, or 6%, during the third quarter of 1996 compared to the same period of 1995. For the nine months ended September 30, 1996, direct costs of services increased $4.4 million, or 12%, compared to 1995. The increase was primarily due to an increase in catalogue expenses relating to the sale of the property from the Estate of Jacqueline Kennedy Onassis which were fully recovered and were reflected in auction revenue. Excluding these costs, direct costs in the first nine months of 1996 decreased slightly and totaled 3.7% of auction sales, unchanged compared to the prior year.

     All other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $46.9 million for the third quarter of 1996, an increase of less than 1% compared to the third quarter of 1995. The change in third quarter expenses was principally due to an increase in salaries and related costs offset, in large part, by reductions in general and administrative expenses. For the nine months ended September 30, 1996, these expenses increased 4% compared to the prior year. The increase in all other operating expenses for the nine months ended September 30, 1996 is largely due to salaries and related costs which increased 7% when compared to the prior year.

     Interest income increased $0.3 million and $0.8 million for the three and nine month periods ended September 30, 1996, respectively, due largely to higher cash balances in Europe. Interest expense decreased $0.4 million and $1.6 million for the three and nine months ended September 30, 1996, respectively, partially due to a decline in the average amount of borrowings outstanding and, to a lesser extent, a reduction in the average interest rate paid on those borrowings.

     The consolidated effective tax rate was 40% for the third quarter and nine month periods ended September 30, 1996 and 1995.

     For the third quarter of 1996, the net loss improved 18%, to a net loss of $9.6 million from a net loss of $11.7 million in the third quarter of 1995. The loss per share for the third quarter of 1996 decreased 19% to $0.17 from $0.21 in the third quarter of 1995. For the nine months ended September 30, 1996, net income increased $5.8 million, to $10.9 million from $5.1 million in 1995. Earnings per share for the first nine months increased to $0.19 from $0.09 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $59.8 million at September 30, 1996 compared to $3.1 million at December 31, 1995, reflecting the seasonal nature of the Company's auction business. Working capital (current assets less current liabilities) at September 30, 1996 was $112.2 million compared to $101.4 million at December 31, 1995.

     The Company's client loan portfolio increased to $177.2 million at September 30, 1996 from $144.2 million at December 31, 1995. These amounts include $79.9 million and $42.7 million of loans which have a maturity of more than one year at September 30, 1996 and December 31, 1995, respectively.

     The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $200 million of short-term notes pursuant to its U.S. commercial paper program, of which $94.0 million was issued and outstanding at September 30, 1996. The Company supports any short-term notes issued under its U.S. commercial paper program with committed credit facilities. The Company maintains $300 million of committed and available financing pursuant to a Bank Credit Agreement which was amended and restated on July 11, 1996 (See Note 3 in the Notes to the Consolidated Financial Statements for additional information). The Credit Agreement provides the Company $300 million of committed financing to July 11, 2001.

     For the nine months ended September 30, 1996, the Company's primary sources of liquidity were derived from available cash balances supplemented by commercial paper borrowings. The most significant cash uses during the first nine months of 1996 were the net funding of the client loan portfolio, payment of shareholder dividends and repurchases of common stock. For the nine months ended September 30, 1995, the Company's primary sources of liquidity were derived from available cash balances supplemented by commercial paper borrowings. The most significant cash uses during the first nine months of 1995 were operations, net funding of the client loan portfolio and payment of shareholder dividends.

     Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totaled $5.1 and $5.6 million for the first nine months of 1996 and 1995, respectively.

     In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan. As of September 30, 1996, no such advances were outstanding. From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. See Note 5 in the Notes to the Consolidated Financial Statements for additional information. The Company does not believe that material liquidity risk exists relating to these commitments.

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


FORWARD-LOOKING STATEMENTS

     This form 10-Q contains certain forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933, as amended, relating to future events and the financial performance of the Company, particularly with respect to the adequacy of working capital as well as additional capital necessary for relocation of all or a portion of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular rank order:

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

                       PART II. OTHER INFORMATION


 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      (a)  Exhibits

                       27. Financial Data Schedule


                      (b)Reports on Form 8-K
                          None.

                             Exhibit Index

    Exhibit No.              Description
    27.                      Financial Data Schedule

                        SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES




                               SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 14th day of November, 1996, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                               SOTHEBY'S HOLDINGS, INC.




                                            By:  PATRICIA A. CARBERRY
                                                 Patricia A. Carberry
                                                 Vice President, Controller
                                                 and Chief Accounting Officer