Form 10-K405
period 1996-12-31
SOTHEBYS HOLDINGS INC
filed 1997-03-24
CIK 823094

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM           TO                     , AND

COMMISSION FILE NUMBER 1-9750.

                            SOTHEBY'S HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

                   MICHIGAN                                        38-2478409
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)

     500 NORTH WOODWARD AVENUE, SUITE 100                             48304
          BLOOMFIELD HILLS, MICHIGAN                               (Zip Code)
    (Address of principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (810) 646-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
           Class A Limited Voting Common Stock,                                New York Stock Exchange
                      $0.10 Par Value                                           London Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  ...... X  NO  ......

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. )

    As of February 28, 1997, the aggregate market value of the 38,730,467 shares of Class A Limited Voting Common Stock held by non-affiliates of the registrant was $663,259,247, based upon the closing price ($17.125) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Limited Voting Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 28, 1997, there were outstanding 38,798,218 shares of Class A Limited Voting Common Stock (the "Class A Common Stock") and 17,219,847 shares of Class B Common Stock (the "Class B Common Stock"), freely convertible into 17,219,847 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual shareholders report for the year ended December 31, 1996 (the "Annual Report") are incorporated by reference into Parts I and II, and portions of the 1997 proxy statement for the annual meeting of shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is one of the world's two largest auctioneers of fine arts, antiques and collectibles, offering property in over 70 collecting categories, among them paintings, jewelry, decorative arts, and books. The worldwide auction business is conducted through a division known as "Sotheby's" and consists of three principal operating units: Sotheby's North and South America ("Sotheby's, Inc."), Sotheby's Europe, and Sotheby's Asia. In addition to auctioneering, the Company is engaged in a number of related activities, including the purchase and resale of art, the brokering of art purchases and sales, art-related financing activities, the marketing and brokering of luxury real estate, and art education and restoration.

    The Company believes it is one of the world's leaders in art-related financing activities. The Company principally lends money secured by consigned art in order to facilitate clients' bringing property to auction. In addition, a portion of the Company's loan portfolio consists of loans to collectors, dealers, and museums secured by collections not presently intended for sale.

    The Company, through its subsidiary, Sotheby's International Realty, Inc. ("SIR"), is engaged in the marketing and brokering of luxury residential real estate.

    The Company was incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited (the "London Stock Exchange") and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company issued shares of Class A Common Stock to the public. The Class A Common Stock is listed on the New York Stock Exchange (the "NYSE") and the London Stock Exchange.

THE AUCTION BUSINESS

    The purchase and sale of works of art in the international art market are effected through numerous dealers, the two major auction houses, the smaller auction houses and also directly between collectors. Although dealers and smaller auction houses generally do not report sales figures publicly, the Company believes that dealers account for the majority of the volume of transactions in the international art market.

    The Company and Christies International plc, a United Kingdom publicly held company ("Christie's"), are the two largest art auction houses in the world. The Company conducted aggregate auction sales in 1996 of $1.600 billion (approximately 1.017 billion British Pounds ("BP")). Christie's aggregate auction sales in 1996 were approximately $1.602 billion (BP1.016 billion reported). The auction sales of the next largest art auction house, Phillips International Auctioneers and Valuers, were approximately $179 million
(BP114 million reported) for the year ended December 31, 1996.

    The Company auctions a wide variety of property, including fine arts, jewelry, decorative arts, and rare books. In 1996, the Company's auction sales by type of property were as follows: fine arts accounted for approximately $747 million, or 47%, of auction sales; decorative arts accounted for approximately $525 million, or 33%, of auction sales; and jewelry, rare books and other property accounted for approximately $328 million, or 20%, of auction sales.

    Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company's principal role as an auctioneer is to identify, evaluate, and appraise works of art through its international staff of specialists; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.

    In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer, and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commission, expenses, and applicable taxes. From time to time, the Company releases property sold at auction to buyers, principally dealers, before the Company receives payment. In such event, the Company must pay the seller the net sale proceeds for the released property at the time payment is due to the consignor, even if the Company has not received payment from the buyer.

    In addition, on certain occasions, the Company will guarantee the consignor a minimum price in connection with the sale of property. Generally, the Company must perform under its guarantee only in the event that (a) the property fails to sell at auction and the consignor prefers to be paid the minimum price rather than retain ownership of the unsold property, resulting in the Company's purchase of the property at the minimum price; or (b) the property sells for less than the minimum amount and the Company must pay the difference between the sale price at auction and the amount of the guarantee. See Note N to the Consolidated Financial Statements in the Annual Report. When the Company guarantees a minimum price, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price.

    All buyers pay a premium (known as the buyer's premium) to the Company on auction purchases. The buyer's premium in North America is 15% of the hammer price on items sold for $50,000 or less and if the property is sold for more than $50,000, 15% of the first $50,000 and 10% on the remainder of the purchase price. Generally, similar structures apply throughout most of the remainder of Sotheby's auction operations elsewhere in the world. The Company also charges consignors a selling commission, which until September 1995, was frequently negotiated on a per lot basis. As of September 1995, in most jurisdictions in which the Company operates, the Company instituted a commission fee schedule which applies to sales above $100,000 in most collecting categories. For sales under $100,000, commissions are charged on a per lot basis according to a fixed schedule. For sales over $100,000, a seller will pay a commission equal to the lesser of (a) the rate applicable based on the total amount of property sold in a particular consignment; (b) the rate based upon the total amount of property sold by the seller through the Company and its subsidiaries during the previous calendar year; and (c) the rate based upon the total amount of property sold to date by the seller through the Company and its subsidiaries during the current calendar year. The applicable rate paid by a seller varies, with different rate schedules for private parties, art dealers, and museums.

    The Company's operating revenues are significantly influenced by a number of factors not within the Company's control, including: the overall strength of the international economy and financial markets and, in particular, the economies of the United States, the United Kingdom, and the major countries of continental Europe and Asia (principally Japan and Hong Kong); political conditions in various nations; the presence of export and exchange controls; local taxation of sales and donations of auctioned property; competition; and the amount of property being consigned to art auction houses.

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

    A complex array of factors may influence the seller's decision. These factors include: the level of expertise of the dealer or auction house with respect to the property; the extent of the prior relationship, if any, between the seller and the firm; the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category; the breadth of staff expertise; the desire for privacy on the part of sellers and buyers; the amount of cash offered by a dealer or other purchaser to purchase the property outright compared with the estimates given by auction houses; the time that will elapse before the seller will receive sale proceeds; the desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers); the amount of commission proposed by dealers or auction houses to sell a work on consignment; the cost, style and extent of presale marketing and promotion to be undertaken by a firm; recommendations by third parties consulted by the seller; personal interaction between the seller and the firm's staff; and the availability and extent of related services, such as a tax or insurance appraisal and short-term financing. The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art specialists or management, have established with potential sellers.

    It is not possible to measure the entire international art market or to reach any conclusions regarding overall competition because dealers and smaller auction firms frequently do not publicly report annual sales totals.

    Occasionally, the Company acts as a principal in connection with the sale of property. For example, the Company acts as a principal through its investment in Acquavella Modern Art (the "Partnership" or "AMA"), a partnership consisting of a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. The Company accounts for its investment in AMA under the equity method of accounting in the Consolidated Financial Statements. The assets of the Partnership consist principally of inventory. The Company reflects its 50% interest in the net assets of the Partnership as investment in partnership, which totalled $35.8 million and $38.8 million at December 31, 1996 and 1995, respectively. Since the Company has received the return of its initial investment, cash distributions are made on a 50-50 basis. To the extent that the Partnership requires working capital, the Company has agreed to lend the same to the Partnership. Any amounts loaned to the Partnership by the Company would bear interest, compounded monthly, at the prime rate, plus 1%. As of December 31, 1996, no such amounts were outstanding. See Note F to the Consolidated Financial Statements in the Annual Report.

  REGULATION

    Regulation of the auction business varies from jurisdiction to jurisdiction. In many jurisdictions, the Company is subject to laws and regulations that are not directed solely toward the auction business, including, but not limited to, import and export regulations and value added sales taxes. Such regulations do not impose a material impediment to the worldwide business of the Company but do affect the market generally, and a material adverse change in such regulation could affect the business. In addition, the failure to comply with such local laws and regulations could subject the Company to civil and/or criminal penalties in such jurisdictions.

    In February 1990, certain members of the Assembly of the State of New York, the jurisdiction where the Company's principal U.S. auctions are held, initiated an inquiry with respect to the business practices of auction houses, museums and art dealers, including the Company. Each year since 1990, certain Assemblymen have reintroduced legislation that, if enacted, could substantially alter the manner in which the Company's auction business in New York is conducted. To date, no legislation has been enacted by the State of New York.

FINANCING ACTIVITIES

    The Company provides financing secured by works of art and other personal property owned by its clients. The Company's financing activities are conducted through its wholly-owned direct and indirect subsidiaries.

    The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose loans to collectors, museums or dealers secured by property not presently intended for sale. The loans are generally made with full recourse to the borrower. In certain instances, consignor advances are made with recourse limited to the works of art consigned for sale and pledged as security for the loan. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The majority of the Company's loans are variable interest rate loans. At December 31, 1996, $84.3 million of the total $153.7 million loan portfolio was due within one year.

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

    The Company funds its financing activities through internally generated funds, through the issuance of commercial paper and through its bank credit lines. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" and Note H to the Consolidated Financial Statements in the Annual Report.

    A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of those offered by the Company. However, the Company believes that only Christie's and a few other lenders are as willing to accept works of art as sole collateral. The Company believes that its financing alternatives are attractive to clients who wish to obtain liquidity from their art assets.

LUXURY REAL ESTATE ACTIVITIES

    SIR was founded in 1976 as an outgrowth of Sotheby's auction activities and in response to the requests of major clients to market estates and other real property that would benefit from exposure beyond a local market. SIR responds to the needs of its clients by (a) acting as an exclusive marketing agent providing services to 185 licensed real estate brokerage offices worldwide and (b) operating its own real estate brokerage offices in Manhattan, Southampton, East Hampton, Palm Beach, Beverly Hills, San Francisco, and Greenwich.

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

  REGULATION

    The real estate brokerage business is subject to regulation in most jurisdictions in which SIR operates. Typically, individual real estate brokers and brokerage firms are subject to licensing requirements. SIR is registered to conduct business in 31 states and maintains real estate brokerage licenses in 14 states. In other jurisdictions, SIR acts as an exclusive marketing agent providing services to licensed real estate brokers.

PERSONNEL

    At December 31, 1996, the Company had 1,676 employees: 686 located in North America; 696 in the United Kingdom and 294 in the rest of the world. The following table provides a breakdown of employees by operational areas as of December 31, 1996:

OPERATIONAL AREA                                                           NUMBER OF EMPLOYEES
------------------------------------------------------------------------  ---------------------
Auction.................................................................            1,422
Other...................................................................              254
                                                                                    -----
Total...................................................................            1,676
                                                                                    -----
                                                                                    -----

    The Company regards its relations with its employees as good.

ITEM 2. PROPERTIES

    Sotheby's, Inc. is headquartered at 1334 York Avenue, New York, New York (the "York Property"). The Company also leases office and warehouse space in three other locations in the New York City area, and leases office and exhibition space in several other major cities throughout the United States, including Los Angeles, San Francisco, Chicago, Palm Beach and Boston.

    The Company currently leases the York Property, comprising approximately 160,500 square feet, from an unaffiliated party under a 30-year lease expiring in 2009, which contains an option to extend the term for an additional 30 years until July 31, 2039. The lease also grants the Company a right of first refusal with respect to the sale of the York Property.

    York Avenue Development, Inc. ("York"), a wholly-owned subsidiary of Sotheby's, Inc., has the right to purchase the fee interest in the York Property by exercising certain options available through January 31, 1999 and during the months of August 1999, August 2004, and July 2009.

    The Company is considering various alternatives for the realization of the value of the right to purchase the fee interest in the York Property. Additionally, the Company is studying how best to satisfy its demand for additional office and auction space.

    Pursuant to an agreement (the "Financing and Guarantee Agreement") among York Avenue Advisors, Inc. ("Advisors"), Sotheby's, Inc., and York, Advisors has agreed that it will assist York in developing and financing a new, mixed-use tower (the "New Tower") over the existing four-story building on the York Property, should a decision be made to proceed with such development. Sotheby's, Inc. has structured the transaction to isolate the financial exposure of the Company with respect to development of the New Tower in one subsidiary, namely, York. The grantor trust of A. Alfred Taubman, the Company's Chairman and largest shareholder, is the sole shareholder of Advisors. If New Tower construction has not commenced on or before September 30, 1997, the Financing and Guarantee Agreement will expire on October 1, 1997. See Note J to the Consolidated Financial Statements in the Annual Report.

    Sotheby's, Inc. also assigned to York its rights and obligations under a project services agreement dated November 8, 1985 (the "Project Services Agreement") between Sotheby's, Inc. and The Taubman Company ("TTC"), which is an affiliate of A. Alfred Taubman. Under the Project Services Agreement,

TTC has agreed to develop the New Tower on behalf of Sotheby's, Inc. and to provide consultation and advice to Sotheby's, Inc. in connection with the development of the New Tower, should a decision be made to proceed with the development. For its services, TTC shall be reimbursed for reasonable expenses and paid a multiple of payroll costs and development fees.

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

    The Company also leases office space in various locations throughout continental Europe, including Amsterdam, Frankfurt, Geneva, Madrid, Milan, Munich, Paris, and Zurich; in Asia, including Hong Kong, Seoul, Singapore, Taipei, and Tokyo; in South America; and in Canada.

    In management's opinion, the Company's worldwide premises are generally adequate for the current conduct of its business. However, the Company evaluates, on an ongoing basis, the adequacy of its premises for the requirements of the present and future conduct of its business, with particular focus on its major auction locations. The Company has explored different options for relocating auction facilities to a new location in New York City, but no final determination to relocate has been made. If the Company does relocate its New York City operations, the Company believes that it has adequate capital resources available from operations, commercial paper and existing credit facilities to fund such relocation.

ITEM 3. LEGAL PROCEEDINGS

    In early 1997 a television program aired in the United Kingdom and a related book was published, both of which contain certain allegations of improper conduct by current and former employees of the Company. In response to these allegations, the Board of Directors, in February 1997, established a committee of independent directors (the "Independent Review Committee") to review the issues raised in the book and related matters. The Independent Review Committee has retained outside counsel in the United States and United Kingdom to assist and advise the Independent Review Committee in its review. The Company's management is conducting its own internal review. Due to the preliminary nature of these investigations, it is not possible at this time to estimate the impact of any of the alleged activities or the expenses associated with these investigations on the Company's financial condition and results of operations. However, the nonrecurring expenses to be incurred in connection with this matter may be material to the Company's operating results in 1997. In addition, the Company is aware of governmental investigations in Italy and India arising from certain of the allegations. The Company has been in contact with and is working with these authorities.

    The Company also becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business. Except for the matters described in the preceding paragraph, the Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
      RELATED SHAREHOLDER MATTERS

  MARKET INFORMATION

    The principal U.S. market for the Company's Class A Common Stock is the NYSE (symbol: BID). The Class A Common Stock is also traded on the London Stock Exchange.

    The Company also has Class B Common Stock, convertible on a share for share basis into Class A Common Stock. There is no public market for the Class B Common Stock. Per share cash dividends are equal for the Class A and Class B Common Stock.

    The quarterly price ranges on the New York Stock Exchange of the Class A Common Stock and dividends per share for 1996 and 1995 are shown in the following schedules:

                                                                          1996
                                                                  --------------------   CASH DIVIDEND
QUARTER ENDED                                                       HIGH        LOW        DECLARED
----------------------------------------------------------------  ---------  ---------  ---------------
March 31........................................................  15 1/4     12 3/4        $    0.08
June 30.........................................................  15         13 3/4        $    0.08
September 30....................................................  16 5/8     13 3/8        $    0.08
December 31.....................................................  18 3/4     15 1/2        $    0.08

                                                                          1995
                                                                  --------------------   CASH DIVIDEND
QUARTER ENDED                                                       HIGH        LOW        DECLARED
----------------------------------------------------------------  ---------  ---------  ---------------
March 31........................................................  12 5/8     10 3/8        $    0.06
June 30.........................................................  14 1/4     12            $    0.06
September 30....................................................  14 3/4     12 1/2        $    0.06
December 31.....................................................  15 3/8     13 1/8        $    0.06

    The number of holders of record of the Class A Common Stock as of February 28, 1997 was 1,280. The number of holders of record of the Class B Common Stock as of February 28, 1997 was 40.

ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data on page 22 of the Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
      OF OPERATIONS AND FINANCIAL CONDITION

    Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 23 through 26 of the Annual Report is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements on pages 27 through 40 of the Annual Report are incorporated by reference.

    The Independent Auditors' Report on page 41 of the Annual Report is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this item is incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1997 (the "Proxy Statement") under the caption "Management-Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions
"Management-Compensation of Executive Officers," and "Compensation of
Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption "Class A and Class B Common Stock Ownership of Directors, Executive Officers and 5% Shareholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions "Certain Transactions" and "Certain Employment Arrangements."

                                    PART IV

                                       ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                                                                AND REPORTS ON FORM 8-K.
 14(A)(1)  The following consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries, included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:
           Consolidated Statements of Income--Years ended December 31, 1996, 1995 and 1994
           Consolidated Balance Sheets--December 31, 1996 and 1995
           Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and
           1994
           Consolidated Statement of Changes in Shareholders' Equity--Years ended December
           31, 1996, 1995 and 1994
           Notes to Consolidated Financial Statements--December 31, 1996
 14(A)(2)  The following is a list of the consolidated financial statement schedules of
           Sotheby's Holdings, Inc. and subsidiaries and the Independent Auditors' Report required by Item 14(d): Independent Auditors' Report on Financial Statement
           Schedule
           Schedule II--Valuation and Qualifying Accounts
 14(A)(3)
   3(a)    Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc., as
           amended, incorporated by reference to Exhibit 4(b) to Registration Statement No.
           33-26008.
   3(b)    Restated By-Laws of Sotheby's Holdings, Inc., as amended, through February 18,
           1997.
   4       See Exhibits 3(a) and 3(b).
  10(a)    Issuing and Paying Agency Agreement, dated February 15, 1989, between Sotheby's,
           Inc. and the Chase Manhattan Bank, N.A. relating to the issuance of short-term notes ("U.S. Notes") in the U.S. Commercial Paper market, incorporated by reference to Exhibit 10(g) to the 1988 Form 10-K, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

  10(b)    U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between
           Sotheby's, Inc. and Chase Securities, Inc. relating to the issuance of the U.S.
           Notes, incorporated by reference to Exhibit 10(h) to the 1988 Form 10-K, SEC File
           No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange
           Commission.
  10(c)    U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between
           Sotheby's, Inc. and Merrill Lynch Money Markets, Inc. relating to the issuance of the U.S. Notes, incorporated by reference to the Exhibit 10(i) of the 1988 Form
           10-K, SEC File No. 1-9750, on file at the Washington, D.C. office of the
           Securities and Exchange Commission.
  10(d)    Lease, dated as of July 25, 1979, among The Benenson Capital Company, Lawrence A.
           Benenson, Raymond E. Benenson (collectively, "Benenson") to Sotheby Parke Bernet
           Inc., and amendments thereto, all relating to 1334 York Avenue, New York, New York
           (the'York Avenue Property"), incorporated by reference to Exhibit 10(g) to
           Registration Statement No. 33-17667.
  10(e)    Option Agreement with Form of Exchange Agreement, dated July 25, 1979, among
           Benenson and 089 Nosidam Corp. (as nominee of Sotheby Parke Bernet Inc.)
           assignments thereof and amendments thereto, all relating to the York Avenue
           Property, incorporated by reference to Exhibit 10(h) to Registration Statement No.
           33-17667.
  10(f)    Exchange Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc., and Letter, dated October 27, 1986, from Benenson to Sotheby's,
           Inc. and York Avenue Development, Inc., concerning zoning matters and security relating to the York Avenue Property, incorporated by reference to Exhibit 10(i)
           to Registration Statement No. 33-17667.
  10(g)    Guarantee, made November 6, 1986, by A. Alfred Taubman in favor of Benenson relating to the York Avenue Property (the "Taubman Guarantee"), incorporated by reference to Exhibit 10(j) to Registration Statement No. 33-17667.
  10(h)    Letter from Sotheby's, Inc. and York Avenue Development, Inc., dated October 27,
           1986, agreeing to indemnify A. Alfred Taubman from all liabilities, damages, losses and judgments arising under the Taubman Guarantee, incorporated by reference to Exhibit 10(k) to Registration Statement No. 33-17667.
  10(i)    Project Services Agreement (the "Project Agreement"), dated November 8, 1985, between Sotheby's, Inc. and The Taubman Company, Inc. relating to the proposed development of the York Avenue Property, incorporated by reference to Exhibit
           10(1) to Registration Statement No. 33-17667.
  10(j)    Financing and Guarantee Agreement (with exhibits) (the "Financing and Guarantee
           Agreement"), dated as of October 1, 1987, among Sotheby's Inc., York Avenue
           Development, Inc., and Taubman York Avenue Associates, Inc., relating to the proposed development of the York Avenue Property, incorporated by reference to
           Exhibit 10(m) to Registration Statement No. 33-17667.
  10(k)    Letter Agreement, from Sotheby's, Inc. to York Avenue Development, Inc. and
           Taubman York Avenue Associates, Inc., dated August 18, 1988, amending the
           Financing and Guarantee Agreement, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the
           "1995 Form 10-K").
  10(l)    Assignment and Assumption of Financing and Guarantee Agreement, by and between
           Taubman York Avenue Associates, Inc. and York Avenue Advisors, Inc., dated as of
           June 1, 1995, incorporated by reference to Exhibit 10(l) to the 1995 Form 10-K.
  10(m)    Bill of Sale and Assignment and Assumption Agreement (regarding Contracts, General
           Intangibles, Receivables, and other Assets and Liabilities), by and between
           Taubman York Avenue Associates, Inc. and York Avenue Advisors, Inc. dated as of
           June 1, 1995, incorporated by reference to Exhibit 10(m) to the 1995 Form 10-K.
  10(n)    Memorandum of Option Agreement, dated January 31, 1981, among Benenson and 089
           Nosidam Corp., relating to the York Avenue Property, incorporated by reference to
           Exhibit 10(hh) to Registration Statement No. 33-17667.

  10(o)    Letter Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc. relating to the York Avenue Property, incorporated by reference to Exhibit 10(ii) to Registration Statement No. 33-17667.
  10(p)    Assignment, Assumption Agreement and Release, dated as of October 1, 1987, among
           Sotheby's Inc., York Avenue Development, Inc. and the Taubman Company, Inc.
           relating to the assignment of the Project Agreement, incorporated by reference to
           Exhibit 10(jj) to Registration Statement No. 33-17667.
  10(q)*   Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated by reference to
           Exhibit 10(t) to Registration Statement No. 33-17667.
  10(r)*   Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective
           June 1, 1994 incorporated by reference to Exhibit 10(o) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").
  10(s)*   Sotheby's Holdings, Inc. Performance Share Purchase Plan, incorporated by reference to Exhibit 10(a) to the Second Quarter Form 10-Q for 1996.
  10(t)*   Sotheby's Holdings, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 10(b) to the Second Quarter Form 10-Q for 1996.
  10(u)    Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between
           Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated herein by reference to Exhibit 10(b) to the Form 8-K, filed on June 7, 1990, SEC, File
           No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange
           Commission.
  10(v)*   Amended and Restated Sotheby's Holdings, Inc. Director Stock Ownership Plan.
  10(w)    Amendment, dated as of April 19, 1991, between The Benenson Capital Company,
           Lawrence A. Benenson and Raymond E. Benenson and York Avenue Development, Inc. to
           Amendment to Option Agreement and to Related Agreements, incorporated herein by reference to Exhibit 10(kk) to the Company's Annual Report on Form 10K, for the
           year ended December 31, 1991, SEC File No. 1-9750.
  10(x)    Credit Agreement, dated as of July 11, 1996, among Sotheby's Holdings, Inc.,
           Sotheby's Inc., Oatshare Limited, Sotheby's, and Chemical Bank, incorporated herein by reference to Exhibit 10(c) to the Second Quarter Form 10-Q for 1996.
  10(y)*   Letter Agreement, dated October 25, 1993, between Sotheby's (U.K.) and Henry
           Wyndham setting forth certain terms and agreements of his employment, incorporated herein by reference to Exhibit 10(u) to the 1994 Form 10-K.
  10(z)*   Letter Agreement, dated October 13, 1993, between Sotheby's (U.K.) and Henry
           Wyndham Fine Art Ltd., an art dealing business, setting forth certain terms and agreements of the purchase of inventory, incorporated herein by reference to
           Exhibit 10(v) to the 1994 Form 10-K.
  10(aa)*  Guarantee Agreement, dated June 2, 1994, from Sotheby's Holdings, Inc. to Henry
           Wyndham, incorporated herein by reference to Exhibit 10(w) to the 1994 Form 10-K.
  10(bb)*  Letter, dated April 21, 1995, from Sotheby's Holdings, Inc. to Coutts and Co., setting forth an increased guarantee by the Company on Henry Wyndham's behalf, incorporated herein by reference to Exhibit 10(y) to the 1995 Form 10-K.
  10(cc)*  Letter Agreement, dated October 27, 1993, between Sotheby's Holdings, Inc. and
           Lord Camoys setting forth certain terms and agreements of his employment, incorporated herein by reference to Exhibit 10(x) to the 1994 Form 10-K.
  10(dd)*  Letter Agreement, dated December 21, 1993, between Sotheby's (U.K.) and The Rt.
           Hon. The Earl of Gowrie setting forth certain terms and agreements of his employment, incorporated herein by reference to Exhibit 10(y) to the 1994 Form
           10-K.
  10(ee)*  Letter, dated March 25, 1996, from George Bailey, Managing Director, Sotheby's
           Europe, to The Rt. Hon. The Earl of Gowrie setting forth certain terms and agreements concerning his consulting arrangement, incorporated herein by reference to Exhibit 10(bb) to the 1995 Form 10-K.

  10(ff)*  Letter to Marquess of Hartington relating to his new position as Deputy Chairman of Sotheby's Holdings, Inc., incorporated herein by reference to Exhibit 10(b) of the First Quarter Form 10-Q for 1996.
    (13)   Annual Report to Shareholders for the year ended December 31, 1996
    (21)   Subsidiaries of the Registrant
    (23)   Consent of Deloitte & Touche LLP
    (24)   Powers of Attorney
    (27)   Financial Data Schedule

------------------------

*A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.

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

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of SOTHEBY'S HOLDINGS, INC.:

    We have audited the consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 28, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
February 28, 1997

                                                                     SCHEDULE II

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                      COLUMN A                         COLUMN B            COLUMN C           COLUMN D     COLUMN E
----------------------------------------------------  -----------  ------------------------  -----------  -----------
                                                                          ADDITIONS

                                                      BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                       BEGINNING    COST AND       OTHER                    END OF
                    DESCRIPTION                        OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
----------------------------------------------------  -----------  -----------  -----------  -----------  -----------
                                                                    (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the balance sheet from
  the asset to which it applies:
  Accounts and notes receivable:
    1996 Allowance for doubtful accounts............   $  12,578    $   1,537    $      44    $   4,001    $  10,156
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
    1995 Allowance for doubtful accounts............   $  10,165        2,902    $     604    $   1,093    $  12,578
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
    1994 Allowance for doubtful accounts............   $  10,596    $   4,196    $  --        $   4,627    $  10,165
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

  Inventory:
    1996 Realizable value allowance.................   $  21,012    $   3,103    $     691    $   8,007    $  16,799
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
    1995 Realizable value allowance.................   $  14,995    $   4,965    $   2,666    $   1,614    $  21,012
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
    1994 Realizable value allowance.................   $  14,334    $   1,921    $  --        $   1,260    $  14,995
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOTHEBY'S HOLDINGS, INC.

                                By:             /S/ DIANA D. BROOKS
                                     -----------------------------------------
                                                  Diana D. Brooks
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

              *                 Chairman of the Board
------------------------------                                 March 21, 1997
      A. Alfred Taubman

              *                 Vice Chairman of the Board
------------------------------                                 March 21, 1997
        Max M. Fisher

              *                 Deputy Chairman of the
------------------------------    Board                        March 21, 1997
         Lord Camoys

              *                 Deputy Chairman of the
------------------------------    Board                        March 21, 1997
  The Marquess Of Hartington

      /S/ DIANA D. BROOKS       President, Chief Executive
------------------------------    Officer and Director         March 21, 1997
       Diana D. Brooks

              *                 Executive Vice President,
------------------------------    Chief Operating Officer      March 21, 1997
     Kevin A. Bousquette          And Director

    /S/ WILLIAM S. SHERIDAN     Senior Vice President And
------------------------------    Chief Financial Officer      March 21, 1997
     William S. Sheridan

              *                 Director
------------------------------                                 March 21, 1997
      Viscount Blakenham

              *                 Director
------------------------------                                 March 21, 1997
       Henry R. Kravis

              *                 Director
------------------------------                                 March 21, 1997
         Conrad Black

              *                 Chairman, Sotheby's Europe
------------------------------    and Director                 March 21, 1997
        Simon de Pury

              *                 Director
------------------------------                                 March 21, 1997
     Walter J. P. Curley

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
              *                 Director
------------------------------
   The Rt. Hon. The Earl of                                    March 21, 1997
            Gowrie

              *                 Co-Chairman, Sotheby's
------------------------------    Asia, Inc. and Director      March 21, 1997
       Julian Thompson

     /S/ PATRICIA CARBERRY      Vice President, Controller
------------------------------    And Chief Accounting         March 21, 1997
      Patricia Carberry           Officer

*By:       /S/ WILLIAM S.
              SHERIDAN
      ------------------------                                  March 21, 1997
        William S. Sheridan
        AS ATTORNEY-IN-FACT