Form 10-Q
period 1997-03-31
SOTHEBYS HOLDINGS INC
filed 1997-05-15
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997
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

As of April 30, 1997, there were outstanding 38,694,817 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,219,847 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                 INDEX


PART I:   FINANCIAL INFORMATION

                                                                 PAGE

Item 1.   Financial Statements:

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1997 and 1996                     3

          Consolidated Balance Sheets at March 31, 1997
          and December 31, 1996                                    4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1997 and 1996               5

          Notes to the Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                   10


PART II:  OTHER INFORMATION

Item 5.   Other Information                                       15

Item 6.   Exhibits and Reports on Form 8-K                        17

EXHIBIT INDEX                                                     18

SIGNATURE                                                         19

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
(UNAUDITED)
                                                              For the Three Months
                                                                   Ended March 31,
                                                              1997            1996

Revenues:

Auction and related                                        $44,783         $33,761
Other                                                        9,299           7,035
Total revenues                                              54,082          40,796

Expenses:

Direct costs of services                                    (9,988)         (8,793)
Salaries and related costs                                 (28,947)        (25,395)
General and administrative                                 (21,439)        (18,237)
Depreciation and amortization                               (2,562)         (2,281)
Non-recurring charges                                       (2,500)              0
Total expenses                                             (65,436)        (54,706)

Operating loss                                             (11,354)        (13,910)

Interest income                                                792           1,087
Interest expense                                              (614)           (933)
Other income                                                    56             160

Loss before taxes                                          (11,120)        (13,596)

Income taxes                                                 4,337           5,439

Net Loss                                                   ($6,783)        ($8,157)

Loss Per Share                                              ($0.12)         ($0.15)

Weighted Average Shares Outstanding (in millions)             56.0            56.0

Dividends Per Share                                          $0.10           $0.08
See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)
(Thousands of dollars)
                                                       March 31,    December 31,
                                                            1997            1996


Assets
Current Assets
Cash and cash equivalents                               $  4,714        $ 66,886
Accounts and notes receivable, net of allowance
  for doubtful accounts of $9,458 and $10,156
    Accounts receivable                                  133,186         250,780
    Notes receivable                                     106,556          81,761
    Other                                                 13,137          12,810
        Total Accounts and Notes Receivable, Net         252,879         345,351
Inventory, net                                            18,181          14,801
Deferred income taxes                                      5,409           4,655
Prepaid expenses and other current assets                 15,312          14,689
        Total Current Assets                             296,495         446,382
Notes receivable                                          52,252          69,418
Properties, less allowance for depreciation
  and amortization of $64,752 and $63,983                 68,193          70,576
Intangible assets, less allowance for
  amortization of $15,609 and $15,607                     29,673          27,199
Investment in partnership                                 35,745          35,834
Other assets                                               5,843           6,689
        Total Assets                                    $488,201        $656,098

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                       $118,690        $277,751
Short-term borrowings                                     36,381           3,211
Accounts payable and accrued liabilities                  56,552          75,023
Deferred revenue                                           7,189           7,166
Accrued income taxes                                      16,544          25,765
        Total Current Liabilities                        235,356         388,916

Long-Term Liabilities
Deferred income taxes                                     12,661          12,493
Other long-term obligations                                1,169           1,217
        Total Liabilities                                249,186         402,626

Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 38,857,434 and 38,669,411 of Class A, and
  17,219,847 and 17,214,987 of Class B, at March 31,1997 and
  December 31, 1996, respectively                          5,608           5,589
Additional paid-in capital                                80,570          78,382
Retained earnings                                        166,426         178,805
Foreign currency translation adjustments                 (13,589)         (9,304)
         Total Shareholders' Equity                      239,015         253,472
         Total Liabilities And Shareholders' Equity     $488,201        $656,098
See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
(UNAUDITED)
Three Months Ended March 31,                                1997            1996


Operating Activities:
Net loss                                               ($  6,783)      ($  8,157)
Adjustments to reconcile net loss to net cash
     used by operating activities:
   Depreciation and amortization                           2,562           2,281
   Deferred income taxes                                    (586)            455
   Tax benefit of stock option exercises                     570           1,041
   Asset provisions                                          424             702
   Other                                                    (881)              5

Changes in assets and liabilities:
   Decrease in accounts receivable                       111,854         131,068
   Decrease (increase) in inventory                       (3,785)            855
   Decrease (increase) in prepaid expenses and other
     current assets                                         (623)            974
   Decrease in other assets                                  850             456
   Decrease in due to consignors                        (159,061)       (138,333)
   Decrease in accrued income taxes                       (9,221)         (7,294)
   Decrease in other  liabilities                        (18,844)        (17,801)
   Net cash used by operating activities                 (83,524)        (33,748)

Investing Activities:
Increase in notes receivable                             (36,002)        (21,724)
Collections of notes receivable                           26,617          29,467
Capital expenditures                                      (1,719)           (910)
Decrease in investment in partnership                         89             367
   Net cash provided (used) by investing activities      (11,015)          7,200

Financing Activities:
Increase in commercial paper                                   0          20,000
Increase (decrease) in short term borrowings              31,027          (1,216)
Proceeds from exercise of stock options                    1,638           1,354
Dividends                                                 (5,595)         (4,475)
   Net cash provided by financing activities              27,070          15,663

Effect of exchange rate changes on cash                    5,297           2,114
    Decrease in cash and cash equivalents                (62,172)         (8,771)
Cash and cash equivalents at beginning of period          66,886          40,713
     Cash and cash equivalents at end of period           $4,714         $31,942

See accompanying Notes to the Consolidated Financial Statements

                        SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.   The  consolidated  financial statements included herein  have  been
     prepared   by   Sotheby's  Holdings,  Inc.   (together   with   its
     subsidiaries, the "Company") pursuant to the rules and  regulations
     of  the  Securities  and Exchange Commission.   These  consolidated
     financial  statements  should  be  read  in  conjunction  with  the
     consolidated   financial   statements   and   the   notes   thereto
     incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report").

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended March 31, 1997 and 1996 have been included. Certain prior period amounts have been restated to conform to the current year's presentation.

2.   Notes Receivable

     As of March 31, 1997, an amount equal to approximately 24% of the Company's notes receivable (current and non-current) was extended to one borrower. The Company's general policy in relation to secured loans is to lend an amount which is equal to or less than 50% of the low estimated auction value of the collateral ("loan to value ratio"). The loan to value ratio for this secured loan was 62% at March 31, 1997. No other individual loan amounted to more than 5% of total assets at March 31, 1997.

     Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the three months ended March 31, 1997 and 1996 (in thousands):

                                                      1997           1996
Allowance for credit losses
 at December 31, 1996 and 1995                      $2,501         $3,052
Provisions                                              63            156
Write-offs                                              (3)             -
Other                                                  (25)           (27)
Allowance for credit losses
 at March 31, 1997 and 1996                         $2,536         $3,181

3.   Credit Arrangements

     At March 31, 1997, the Company had $36.4 million of short term borrowings outstanding at weighted average interest rates of 6.5%.

4.   Commitments and Contingencies

     The Company, in the normal course of business, is a defendant in various legal actions.

     In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $21.5 million at March 31, 1997.

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that
     (a) the property fails to sell and the consignor prefers to be paid the minimum price rather than retain ownership of the unsold property, resulting in the Company's purchase of the property at the minimum price or (b) the property sells for less than the minimum price and the Company must pay the difference between the sale price at auction and the amount of the guarantee. At May 9, 1997, the Company had outstanding guarantees totaling approximately $9 million which covers auction property having a mid-estimate sales price of approximately $13 million. Under the auction guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to fund a portion of the guarantee prior to the auction. At March 31, 1997, $7.0 million had been funded.

     In early 1997, a television program aired in the U.K. and a related book was published, both of which contain certain allegations of improper or illegal conduct by current and former employees of the Company. In response to these allegations, the Board of Directors, in February 1997, established a committee of independent directors to review the issues raised by the book and related matters. The Independent Review Committee has retained outside independent counsel in the U.S. and the U.K. to assist and advise the Committee in its review. The Company's management is conducting its own review. Due to the preliminary nature of these investigations, it is not possible at this time to estimate the full impact of any of the alleged activities or the expenses associated with these investigations on the Company's financial condition and results of operations. However, the non-recurring expenses to be incurred in connection with this matter may be material to the Company's operating results for the year ended December 31, 1997. During the first quarter of 1997, the Company recorded $2.5 million in non-recurring charges which consist largely of legal and other professional fees associated with the Independent Review Committee.

     Except for the matters referred to in the preceding paragraph, in the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements.

5.   Earnings Per Share

     The Financial Accounting Standards Board recently issued Accounting Standards No. 128 "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of this statement is not permitted. The Company has applied this statement to the 1996 first quarter and annual results and to the 1997 first quarter results and determined that the adoption of this standard would not have a material impact on the earnings per share calculations for these periods.

6.   Seasonality of Business

     The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that at least 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                    Percentage of Annual
                                        Auction Sales

                                   1996          1995      1994
         January - March            10%           11%       12%
         April - June               39%           39%       40%
         July - September            9%            7%        8%
         October - December         42%           43%       40%

                                   100%          100%      100%

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

     Following is a geographical breakdown of the Company's auction sales for the three months ended March 31, 1997 and 1996 (in thousands):

                              For the Three Months
                                   Ended March 31,
                                 1997         1996
     North America           $137,170      $90,493
     Europe                    64,942       63,663
     Asia                       5,150          879

     Total                   $207,262     $155,035

     For the quarter ended March 31, 1997, worldwide auction sales of $207.3 million increased $52.2 million, or 34%, compared to the first quarter of 1996. Auction sales recorded by the Company's foreign operations were not materially impacted by translation into U.S. dollars for the first quarter of 1997. The increase in first quarter sales occurred largely in North America due to record Old Masters sales, Asia Week sales and a 19th Century Paintings sale for which there was no comparable sale in the prior year. Sales in Asia increased due to a Stamps sale in Hong Kong for which there was also no comparable sale in the prior year.

     For the first quarter of 1997, worldwide auction and related revenues increased $11.0 million, or 33%, compared to 1996. Foreign currency exchange rate movements did not materially impact revenues for the first quarter of 1997. This increase was primarily a result of higher commission revenue due to the increased sales discussed above and an increase in non-auction revenue categories. Auction and related revenues as a percentage of sales for the three months ended March 31, 1997 was flat in comparison to the three months ended March 31, 1996.

     Other revenue, which primarily includes revenues from art-related financing activities and real estate operations, increased $2.3 million in the first quarter of 1997 when compared to the same quarter of 1996. This increase was due largely to stronger real estate sales in the U.S. and an increase in the average loan portfolio balance.

     Total expenses increased $10.7 million in the first quarter of 1997 compared to 1996. Movements in foreign currency exchange rates did not have a material impact on first quarter expenses.

     Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) increased $1.2 million, or 14%, during the first quarter of 1997 compared to the same period of 1996. Direct costs as a percentage of auction sales declined to 4.8% in the first quarter of 1997 compared to 5.7% in the prior year. This decline can be attributed to the much higher level of sales during the first quarter of 1997 with no related incremental increases in the expenses associated with these sales.

     Excluding non-recurring charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $52.9 million for the first quarter of 1997, an increase of 15% compared to the first quarter of 1996. This increase was principally due to an increase in salaries and related costs as well as higher levels of provisions for reserves.

     During the first quarter of 1997, the Company recorded non-recurring charges of $2.5 million which consist largely of legal and other professional fees associated with the Independent Review Committee (See Note 4 in the Notes to the Consolidated Financial Statements for additional information).

     Interest income decreased $0.3 million for the three months ended March 31, 1997 due largely to lower cash balances in Europe. Interest expense decreased $0.3 million for the three months ended March 31, 1997 due to a decline in the average amount of commercial paper borrowings outstanding.

     The consolidated effective tax rate was 39% for the quarter ended March 31, 1997 compared to 40% in the prior year.

     For the first quarter of 1997, the net loss improved 17%, to a net loss of $6.8 million from a net loss of $8.2 million in the first quarter of 1996. The loss per share for the first quarter of 1997 improved 20% to $0.12 from $0.15 in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $31.7 million at March 31, 1997 compared to a net cash position of $63.7 million at December 31, 1996, reflecting the seasonal nature of the Company's auction business. Working capital (current assets less current liabilities) at March 31, 1997 was $61.1 million compared to $57.5 million at December 31, 1996.

     The Company's client loan portfolio increased to $161.3 million at March 31, 1997 from $153.7 million at December 31, 1996. These amounts include $52.3 million and $69.4 million of loans which have a maturity of more than one year at March 31, 1997 and December 31, 1996, respectively.

     The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $200 million of short-term notes pursuant to its U.S. commercial paper program. The Company supports any short-term notes issued under its U.S. commercial paper program with committed credit facilities. The Company maintains $300 million of committed and available financing to July 11, 2001 pursuant to a bank credit agreement.

     For the three months ended March 31, 1997, the Company's primary sources of liquidity were derived from available cash balances supplemented by short term borrowings. The most significant cash uses during the three months of 1997 were operations, the net funding of the client loan portfolio and payment of shareholder dividends.

     Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totaled $1.7 and $0.9 million for the first three months of 1997 and 1996, respectively.

     In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan. As of March 31, 1997, no such advances were outstanding. In addition, on certain occasions the Company will lend amounts to consignors at loan to value ratios higher than 50% where the Company participates in a share of the proceeds higher than the standard selling commission if the property consigned sells for more than an agreed target amount. From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. See Note 4 in the Notes to the Consolidated Financial Statements for additional information. The Company does not believe that material liquidity risk exists relating to these commitments.

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


FORWARD-LOOKING STATEMENTS

     This form 10-Q contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Act of 1934, as amended, relating to future events and the financial performance of the Company, particularly with respect to the adequacy of working capital as well as additional capital necessary for relocation of all or a portion of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular rank order:

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

                       PART II. OTHER INFORMATION


 ITEM 5.          OTHER INFORMATION

      On April 29, 1997, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were: (i) the election of three directors by holders of Class A Limited Voting Common Stock; (ii) the election of nine directors by the holders of Class B Common Stock; (iii) the approval of the Amended and Restated Sotheby's Holdings, Inc. Director Stock Ownership Plan; and (vi) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 1997. All nominees were elected, and all proposals passed. The results of the voting are shown below:

 ELECTION OF CLASS A DIRECTORS

 NOMINEES                         FOR   AGAINST      WITHHELD
 Walter J.P. Curley        30,509,666         0       479,409
 Max M. Fisher             30,512,055         0       477,020
 A. Alfred Taubman         30,511,966         0       477,109

 ELECTION OF CLASS B DIRECTORS

 NOMINEES                      FOR   AGAINST        WITHHELD
 Conrad Black             166,696,020      0               0
 Viscount Blakenham       166,696,020      0               0
 Kevin A. Bousquette      166,696,020      0               0
 Diana D. Brooks          166,696,020      0               0
 Lord Camoys              166,696,020      0               0
 The Rt. Hon. The Earl
       of Gowrie          166,696,020      0               0
 The Marquess of
       Hartington         166,696,020      0               0
 Henry R. Kravis          166,696,020      0               0
 Simon de Pury            166,696,020      0               0

 APPROVAL  OF THE SOTHEBY'S HOLDINGS, INC. AMENDED AND RESTATED DIRECTOR
 STOCK OWNERSHIP PLAN
 197,564,723  Votes were cast;
 196,422,372  Votes were cast for the Resolution;
   1,025,818 Votes were cast against the Resolution; and 116,533 Votes were abstained

 RATIFICATION OF INDEPENDENT AUDITORS
 197,685,095  Votes were cast;
 197,652,844  Votes were cast for the Resolution;
      20,086 Votes were cast against the Resolution; and 12,165 Votes were abstained

 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      (a)   Exhibits

                            27. Financial Data Schedule


                      (b)   Reports on Form 8-K
                            None.

                             Exhibit Index

    Exhibit No.              Description

    27.                      Financial Data Schedule

                        SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES




                               SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 15th day of May, 1997, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                               SOTHEBY'S HOLDINGS, INC.




                                            By:  Patricia A. Carberry
                                                 Patricia A. Carberry
                                                 Vice President, Controller
                                                 and Chief Accounting Officer