Form 10-Q
period 1997-06-30
SOTHEBYS HOLDINGS INC
filed 1997-08-14
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997
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

As of July 31, 1997, there were outstanding 38,657,572 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,217,847 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                 INDEX


PART I:   FINANCIAL INFORMATION

                                                                 PAGE

Item 1.   Financial Statements:

          Consolidated Statements of Income for the Three
          and Six Months Ended June 30, 1997 and 1996              3

          Consolidated Balance Sheets at     June 30, 1997
          and December 31, 1996                                    4

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1997 and 1996                  5

          Notes to the Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     11


PART II:  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                        17

EXHIBIT INDEX                                                     18

SIGNATURE                                                         19

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
(UNAUDITED)
                                                    For the Three Months          For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                     1997           1996         1997           1996
Revenues:

Auction and related                              $116,095       $115,784     $160,878       $149,546
Other                                              14,907          8,814       24,206         15,848
Total revenues                                    131,002        124,598      185,084        165,394

Expenses:

Direct costs of services                          (21,956)       (24,155)     (31,944)       (32,948)
Salaries and related costs                        (34,003)       (29,547)     (62,950)       (54,942)
General and administrative                        (21,124)       (20,845)     (42,563)       (39,082)
Depreciation and amortization                      (2,622)        (2,246)      (5,184)        (4,527)
Non-recurring charges                              (3,000)             0       (5,500)             0
Total expenses                                    (82,705)       (76,793)    (148,141)      (131,499)

Operating income                                   48,297         47,805       36,943         33,895

Interest income                                       616            877        1,408          1,964
Interest expense                                   (1,185)          (653)      (1,799)        (1,586)
Other expense                                        (226)          (411)        (170)          (251)

Income before taxes                                47,502         47,618       36,382         34,022

Income taxes                                      (18,162)       (19,048)     (13,825)       (13,609)

Net Income                                        $29,340        $28,570      $22,557        $20,413

Earnings Per Share                                  $0.51          $0.50        $0.40          $0.36

Weighted Average Shares Outstanding (in millions)    57.2           56.8         56.6           56.4

Dividends Per Share                                 $0.10          $0.08        $0.20          $0.16
See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
(UNAUDITED)
                                                        June 30,       December 31,
                                                            1997               1996

Assets
Current Assets
Cash and cash equivalents                                $13,950            $66,886
Accounts and notes receivable, net of allowance
  for doubtful accounts of $10,802 and $10,156
    Accounts receivable                                  300,048            250,780
    Notes receivable                                     104,628             81,761
    Other                                                 17,909             12,810
        Total Accounts and Notes Receivable, Net         422,585            345,351
Inventory, net                                            17,734             14,801
Deferred income taxes                                      5,005              4,655
Prepaid expenses and other current assets                 16,545             14,689
        Total Current Assets                             475,819            446,382
Notes receivable                                         104,344             69,418
Properties, less allowance for depreciation
  and amortization of $67,310 and $63,983                 69,387             70,576
Intangible assets, less allowance for
  amortization of $15,990 and $15,607                     29,316             27,199
Investment in partnership                                 35,709             35,834
Other assets                                               6,313              6,689
        Total Assets                                     720,888            656,098

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                        278,888            277,751
Short-term borrowings                                     20,431              3,211
Accounts payable and accrued liabilities                  67,782             75,023
Deferred revenue                                           6,404              7,166
Accrued income taxes                                      31,278             25,765
        Total Current Liabilities                        404,783            388,916

Long-Term Liabilities
Commercial Paper                                          45,000                  0
Deferred income taxes                                     12,661             12,493
Other long-term obligations                                1,158              1,217
        Total Liabilities                                463,602            402,626

Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 38,559,573 and 38,669,411 of Class A, and
  17,219,847 and 17,214,987 of Class B, at June 30, 1997 and
  December 31, 1996, respectively                          5,578              5,589
Additional paid-in capital                                74,412             78,382
Retained earnings                                        190,182            178,805
Foreign currency translation adjustments                 (12,886)            (9,304)
         Total Shareholders' Equity                      257,286            253,472
         Total Liabilities And Shareholders' Equity     $720,888           $656,098
See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
(UNAUDITED)

Six Months Ended June 30,                                                  1997               1996

Operating Activities:
Net income                                                              $22,557            $20,413
Adjustments to reconcile net income to net cash
     provided (used) in operating activities:
   Depreciation and amortization                                          5,184              4,527
   Deferred income taxes                                                   (182)             1,143
   Tax benefit of stock option exercises                                    858              1,109
   Asset provisions                                                       2,571              2,725
   Other                                                                    459                213

Changes in assets and liabilities:
   Increase in accounts receivable                                      (57,727)               (74)
   Increase in inventory                                                 (3,971)           (24,869)
   Decrease (increase) in prepaid expenses and other current assets      (1,462)             2,751
   Decrease in other assets                                                 336                161
   Increase (decrease) in due to consignors                               1,137             (2,406)
   Increase in accrued income taxes                                       5,513             17,350
   Decrease in other liabilities                                         (8,399)            (3,657)
   Net cash provided (used) by operating activities                     (33,126)            19,386

Investing Activities:
Increase in notes receivable                                           (109,519)           (54,393)
Collections of notes receivable                                          47,808             47,245
Capital expenditures                                                     (4,829)            (2,867)
Decrease in investment in partnership                                       125              2,761
Acquisitions                                                             (1,854)                 0
   Net cash used by investing activities                                (68,269)            (7,254)

Financing Activities:
Increase (decrease) in commercial paper                                  45,000            (13,000)
Increase in short term borrowings                                        16,004              2,558
Proceeds from exercise of stock options                                   2,320              1,954
Repurchase of common stock                                               (7,794)            (8,973)
Dividends                                                               (11,180)            (8,937)
   Net cash provided(used) by financing activities                       44,350            (26,398)

Effect of exchange rate changes on cash                                   4,109              1,673
    Decrease in cash and cash equivalents                               (52,936)           (12,593)
Cash and cash equivalents at beginning of period                         66,886             40,713
     Cash and cash equivalents at end of period                         $13,950            $28,120

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

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1997 and 1996 have been included. Certain prior period amounts have been restated to conform to the current year's presentation.

2.   Notes Receivable

     As of June 30, 1997, an amount equal to approximately 39% of the Company's notes receivable (current and non-current) was extended to two borrowers. No other individual loans amounted to more than 5% of total assets at June 30, 1997. Although the Company's general policy has been to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, on certain occasions the Company will lend, on a secured basis, at loan to value ratios higher than 50%. The loan to value ratios on the loans noted above exceed 50%, however, neither loan has a loan to value ratio greater than 70%. In addition, on certain occasions, the Company will lend amounts to consignors at loan to value ratios higher than 50% where the Company participates in a share of the sale proceeds of the consigned property higher than the standard selling commission if the consigned property sells for more than an agreed target amount.

     Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the six months ended June 30, 1997 and 1996 (in thousands):

                                                     1997           1996
     Allowance for credit losses
        at December 31, 1996 and 1995              $2,501          $3,052
     Provisions                                     1,126             311
     Write-offs                                        (3)           (374)
     Other                                            108              (7)
     Allowance for credit losses
        at June 30, 1997 and 1996                  $3,732          $2,982

3.   Credit Arrangements

     At June 30, 1997, pursuant to the Company's $200 million U.S. commercial paper program, there were $45.0 million of outstanding commercial paper notes at weighted average discount rates of 5.7% with average maturities of 20.5 days. These notes have been classified on the consolidated balance sheet as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. At June 30, 1997, the Company also had $20.4 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 6.8%.

4.   Commitments and Contingencies

     The Company, in the normal course of business, is a defendant in various legal actions.

     In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. In addition, on certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that (a) the property fails to sell and the consignor prefers to be paid the minimum price rather than retain ownership of the unsold property, resulting in the Company's purchase of the property at the minimum price or (b) the property sells for less than the minimum price and the Company must pay the difference between the sale price at auction and the amount of the guarantee. Under the auction guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price.At August 8, 1997, the Company had outstanding guarantees and unfunded commitments to extend additional credit totaling approximately $95 million.

     In early 1997, a television program aired in the U.K. and a related book was published, both of which contain certain allegations of improper or illegal conduct by current and former employees of the Company. In response to these allegations, the Board of Directors, in February 1997, established a committee of independent directors to review the issues raised by the book and related matters. The Independent Review Committee has retained outside independent counsel in the U.S. and the U.K. to assist and advise the Committee in its review. The Company's management is conducting its own review.  These  investigations  are ongoing, therefore,  it  is  not possible  at  this time to estimate the full impact of  any  of  the alleged activities or the expenses associated with these investigations on the Company's financial condition and results of operations. However, the non-recurring expenses to be incurred in connection with this matter may be material to the Company's operating results for the year ended December 31, 1997. During the first six months of 1997, the Company recorded $5.5 million in non-recurring charges which consist largely of legal and other professional fees associated with the Independent Review Committee.

     Except for the matters referred to in the preceding paragraph, in the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements.

5.   Future Impact of Recently Issued Accounting Standards

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of this statement is not permitted. The Company has applied this statement to results for both the three and six month periods ended June 30, 1997 and 1996 as well as the annual results for 1996 and determined that the adoption of this standard would not have a material impact on the earnings per share calculations for these periods.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company will adopt this standard in the first quarter of 1998. This statement requires certain transactions to be included as adjustments to net income in order to report comprehensive income. These transactions represent items that, under previous accounting standards, bypassed the statement of income and were reported directly as adjustments to the equity section of the balance sheet. Adoption of this standard will require the Company to report these transactions, which may be material, on the statement of comprehensive income.

     The FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in June of 1997, which is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company will adopt this standard in the first quarter of 1998. This statement requires additional disclosure of financial and descriptive information on operating segments. Adoption of this standard may require the Company to report information about certain operating segments that was not previously disclosed.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Following is a geographical breakdown of the Company's auction sales for the three and six month periods ended June 30, 1997 and 1996 (in thousands):

                            For the Second Quarter              For the Six Months
                                    Ended June 30,                  Ended June 30,
                            1997              1996          1997              1996
     North America      $294,182          $314,937      $431,352          $405,430
     Europe              308,350           288,562       373,292           352,225
     Asia                 48,075            27,482        53,225            28,361

     Total              $650,607          $630,981      $857,869          $786,016

     For the quarter ended June 30, 1997, worldwide auction sales of $650.6 million increased $19.6 million, or 3%, compared to the second quarter of 1996. For the six months ended June 30, 1997, worldwide auction sales increased $71.9 million, or 9%, compared to 1996. Auction sales recorded by the Company's foreign operations were positively affected by translation into U.S. Dollars, which increased auction sales by $7.6 million and $6.6 million for the quarter and six months ended June 30, 1997, respectively. The decrease in sales in North America in the second quarter was a result of the 1996 sale of property from the Estate of Jacqueline Kennedy Onassis, for which there was no comparable sale in the current year, offset by an increase in Impressionist and Modern art. Sales in Europe increased $19.8 million, or 7%, in the second quarter due to increases in the United Kingdom ("U.K.") offset, in part, by a decline in Jewelry sales in Geneva. The increase in sales in the U.K. was attributable to several single owner sales, most notably the sale of Illuminated manuscripts from the Beck Collection as well as Impressionist and Modern art. Sales in Asia in the second quarter increased due to Hong Kong's successful spring sales series. Sales for the first six months of the year grew due to the sales previously mentioned as well as New York's sales of Old Masters paintings.

     For the second quarter of 1997, worldwide auction and related revenue was generally flat compared to 1996. An increase in auction and related revenue primarily resulting from higher auction sales volume due to the sales discussed above, an increase in commissions from private sales of art and an increase in expense recoveries (excluding the non-recurring recovery of expenses associated with the 1996 sale of property from the Estate of
     Jacqueline Kennedy Onassis) was mostly offset by a decrease in rates earned at auction. Auction and related revenue as a percentage of sales for the three months ended June 30, 1997, excluding expense recoveries from the Onassis sale, increased to 17.8% from 17.6% in 1996.

     For the six months ended June 30, 1997, auction and related revenue
     increased  $11.3 million, or 8%, compared to 1996.   This  increase
     was primarily a result of higher auction sales volume due to the sales discussed above, an increase in commissions from private sales of art and an increase in expense recoveries (excluding the non-recurring recovery of expenses associated with the 1996 sale of property from the Estate of Jacqueline Kennedy Onassis) partially offset by a decrease in rates earned at auction. Auction and related revenue as a percentage of sales for the six months ended June 30, 1997, excluding expense recoveries from the Onassis sale, increased to 18.8% in 1997 from 18.4% in 1996.

     Other revenue, which primarily includes revenues from art-related financing activities and real estate operations, increased $6.1 million in the second quarter of 1997 when compared to the same quarter of 1996. For the six months ended June 30, 1997, other revenue increased $8.4 million compared to 1996. These increases were due largely to higher revenues from real estate operations resulting from stronger real estate sales in the U.S. (up 64% in the first half of the year), an increase in principal activities and an increase in art-related financing due to an increase in the average loan portfolio balance of $41.1 million. Foreign currency movements did not materially impact other revenue for the second quarter or first six months of 1997.

     Total expenses, including non-recurring charges of $3.0 million, increased $5.9 million, or 7%, in the second quarter of 1997 compared to 1996. For the six months ended June 30, 1997, total expenses, including non-recurring charges of $5.5 million, increased $16.6 million, or 13%, in comparison to 1996. Foreign currency exchange rate movements did not materially impact total expenses for the second quarter or first six months of 1997.

     Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) decreased $2.2 million, or 9%, during the second quarter of 1997 compared to the same period of 1996. For the six months ended June 30, 1997, direct costs totaled $31.9 million compared to $32.9 million in 1996, a decrease of $1.0 million. These decreases largely reflect the impact of costs associated with the Onassis sale in 1996 which are partly offset by increased costs associated with the increased sales volume discussed above. Foreign exchange rate movements did not materially impact direct costs for the second quarter or first six months of 1997.

     Excluding non-recurring charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $57.7 million for the second quarter of 1997, an increase of 10% compared to the second quarter of 1996. For the six months ended June 30, 1997, these expenses increased $12.1 million, or 12%, to $110.7 million compared to 1996. These increases were principally due to an increase in salaries and related costs and, to a lesser extent, higher travel and entertainment expenses as well as professional fees.

     The Company recorded non-recurring charges of $3.0 million and $5.5 million in the second quarter and first six months of 1997, respectively, which consist largely of legal and other professional fees associated with the Independent Review Committee (See Note 4 in the Notes to the Consolidated Financial Statements for additional information).

     Interest income decreased $0.3 million and $0.6 million for the three and six month periods ended June 30, 1997, respectively, due largely to lower cash balances in Europe. Interest expense increased $0.5 million and $0.2 million for the three and six month periods ended June 30, 1997, respectively, due to higher average borrowings to support a higher average loan portfolio.

     The consolidated effective tax rate was 38% for the quarter and six months ended June 30, 1997 compared to 40% for the quarter and six months ended June 30, 1996.

     For the second quarter of 1997, net income increased 3%, to $29.3 million from net income of $28.6 million in the second quarter of 1996. Earnings per share for the second quarter of 1997 increased 2% to $0.51 from $0.50 in the second quarter of 1996. For the six months ended June 30, 1997, net income increased 11% to $22.6 million from net income of $20.4 million in 1996. Earnings per share for the first six months increased 11% to $0.40 from $0.36 in 1996. Foreign currency movements did not have a material impact on net income or earnings per share for the quarter or year-to-date periods ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $51.5 million at June 30, 1997 compared to a net cash position of $63.7 million at December 31, 1996, reflecting the funding of the loan portfolio and an increase in auction receivables. Working capital (current assets less current liabilities) at June 30, 1997 was $71.0 million compared to $57.5 million at December 31, 1996.

     The Company's client loan portfolio increased to $212.7 million at June 30, 1997 from $153.7 million at December 31, 1996. These amounts include $104.3 million and $69.4 million of loans which have a maturity of more than one year at June 30, 1997 and December 31, 1996, respectively.

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

     For the six months ended June 30, 1997, the Company's primary sources of liquidity were derived from available cash balances supplemented by commercial paper and short term borrowings. The most significant cash uses during the first six months of 1997 were the net funding of the client loan portfolio, operations, and payment of shareholder dividends.

     Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totaled $4.9 million and $2.9 million for the first six months of 1997 and 1996, respectively.

     In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan. As of June 30, 1997, no such advances were outstanding. Although the Company's general policy has been to make  secured  loans at loan to value ratios of 50%  or  lower,  on certain occasions the Company will lend, on a secured basis, at loan to value ratios higher than 50%. In addition, on certain occasions the Company will lend amounts to consignors at loan to value ratios higher than 50% where the Company participates in a share of the sale proceeds of the consigned property higher than the standard selling commission if the property consigned sells for more than an agreed target amount. From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. See Note 4 in the Notes to the Consolidated Financial Statements for additional information. The Company does not believe that material liquidity risk exists relating to these commitments.

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


                             Exhibit Index




    Exhibit No.              Description

    27.                      Financial Data Schedule

                        SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES




                               SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 14th day of August, 1997, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                               SOTHEBY'S HOLDINGS, INC.




                                           By: PATRICIA A. CARBERRY
                                               Patricia A. Carberry
                                               Vice President, Controller
                                               and Chief Accounting Officer