Form 10-Q
period 1997-09-30
SOTHEBYS HOLDINGS INC
filed 1997-11-12
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1997
                     Commission File Number 1-9750

                        Sotheby's Holdings, Inc.
         (Exact name of registrant as specified in its charter)


            Michigan                                      38-2478409
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


500 North Woodward Avenue, Suite 100
Bloomfield    Hills,    Michigan                               48304
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:     (248) 646-2400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X  .
No     .

As of October 31, 1997, there were outstanding 39,047,726 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,090,900 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                 INDEX


PART I:   FINANCIAL INFORMATION

                                                                 PAGE

Item 1.   Financial Statements:

          Consolidated Statements of Income for the Three
          and Nine Months Ended September 30, 1997 and 1996        3

          Consolidated Balance Sheets at September 30, 1997
          and December 31, 1996                                    4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1996            5

          Notes to the Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10


PART II:  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                        16

EXHIBIT INDEX                                                     17

SIGNATURE                                                         18

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
(UNAUDITED)
                                                      For the Three Months                 For the Nine Months
                                                       Ended September 30,                 Ended September 30,
                                                         1997         1996                  1997          1996
Revenues:

Auction and related                                   $38,929      $30,335              $199,807      $179,881
Other                                                  12,385        7,884                36,591        23,732
Total revenues                                         51,314       38,219               236,398       203,613

Expenses:

Direct costs of services                               (9,321)      (7,201)              (41,265)      (40,149)
Salaries and related costs                            (29,376)     (25,605)              (92,326)      (80,547)
General and administrative                            (23,151)     (18,938)              (65,714)      (58,020)
Depreciation and amortization                          (3,231)      (2,389)               (8,415)       (6,916)
Non-recurring charges                                  (3,500)           0                (9,000)            0
Total expenses                                        (68,579)     (54,133)             (216,720)     (185,632)

Operating income (loss)                               (17,265)     (15,914)               19,678        17,981

Interest income                                           650        1,163                 2,058         3,127
Interest expense                                       (1,880)      (1,121)               (3,679)       (2,707)
Other expense                                             (54)         (54)                 (224)         (305)

Income (loss) before taxes                            (18,549)     (15,926)               17,833        18,096

Income taxes                                            7,227        6,371                (6,598)       (7,238)

Net Income (Loss)                                    ($11,322)     ($9,555)              $11,235       $10,858

Earnings (Loss) Per Share                              ($0.20)      ($0.17)                $0.20         $0.19

Weighted Average Shares Outstanding (in millions)        56.0         55.4                  56.4          56.1

Dividends Per Share                                     $0.10        $0.08                 $0.30         $0.24
See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)
(Thousands of dollars)
                                                                  September 30,    December 31,
                                                                           1997            1996
Assets
Current Assets
Cash and cash equivalents                                               $13,829         $66,886
Accounts and notes receivable, net of allowance
  for doubtful accounts of $10,332 and $10,156
    Accounts receivable                                                 107,779         250,780
    Notes receivable                                                    157,670          81,218
    Other                                                                36,653          13,353
        Total Accounts and Notes Receivable, Net                        302,102         345,351
Inventory, net                                                           18,849          14,801
Deferred income taxes                                                     7,016           4,655
Prepaid expenses and other current assets                                20,137          14,689
        Total Current Assets                                            361,933         446,382
Notes receivable                                                        105,005          69,418
Properties, less allowance for depreciation
  and amortization of $68,982 and $63,983                                73,684          70,576
Intangible assets, less allowance for
  amortization of $16,167 and $15,607                                    31,819          27,199
Investment in partnership                                                35,779          35,834
Other assets                                                              6,106           6,689
        Total Assets                                                   $614,326        $656,098

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                       $83,101        $277,751
Short-term borrowings                                                    14,080           3,211
Accounts payable and accrued liabilities                                 68,734          75,023
Deferred revenue                                                          7,905           7,166
Accrued income taxes                                                     10,509          25,765
        Total Current Liabilities                                       184,329         388,916

Long-Term Liabilities
Commercial Paper                                                        176,000               0
Deferred income taxes                                                    12,264          12,493
Other long-term obligations                                                 911           1,217
        Total Liabilities                                               373,504         402,626

Shareholders' Equity
Common Stock, $0.10 par value:
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 38,958,933 and 38,669,411 of Class A, and
  17,111,900 and 17,214,987 of Class B, at September 30, 1997 and
  December 31, 1996, respectively                                         5,607           5,589
Additional paid-in capital                                               76,764          78,382
Retained earnings                                                       173,257         178,805
Foreign currency translation adjustments                                (14,806)         (9,304)
         Total Shareholders' Equity                                     240,822         253,472
         Total Liabilities And Shareholders' Equity                    $614,326        $656,098
Prior period amounts have been restated to conform to current year presentation
See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)
(Thousands of dollars)
Nine Months Ended September 30,                                            1997                  1996
Operating Activities:
Net income                                                              $11,235               $10,858
Adjustments to reconcile net income to net cash
     provided (used) in operating activities:
   Depreciation and amortization                                          8,415                 6,916
   Deferred income taxes                                                 (2,590)                  (74)
   Tax benefit of stock option exercises                                  1,656                 1,533
   Asset provisions                                                       5,530                 3,139
   Other                                                                    250                   232

Changes in assets and liabilities:
   Decrease in accounts receivable                                      111,588               130,634
   Decrease (increase) in inventory                                      (5,635)                7,049
   Increase in prepaid expenses and other current assets                 (5,456)               (1,834)
   Decrease (increase) in other assets                                      523                (1,798)
   Decrease in due to consignors                                       (195,024)             (147,433)
   Increase (decrease) in accrued income taxes                          (15,256)                1,244
   Decrease in other liabilities                                         (9,903)               (9,690)
   Net cash provided (used) by operating activities                     (94,667)                  776

Investing Activities:
Increase in notes receivable                                           (182,179)              (88,500)
Collections of notes receivable                                          67,706                54,201
Capital expenditures                                                    (11,430)               (5,077)
Decrease in investment in partnership                                        55                 2,856
Acquisitions                                                             (6,190)                    0
   Net cash used by investing activities                               (132,038)              (36,520)

Financing Activities:
Increase in commercial paper                                            176,000                56,000
Increase (decrease) in short term borrowings                              9,653                (2,104)
Proceeds from exercise of stock options                                   7,119                 3,547
Repurchase of common stock                                              (10,127)              (12,024)
Dividends                                                               (16,782)              (13,365)
   Net cash provided by financing activities                            165,863                32,054

Effect of exchange rate changes on cash                                   7,785                   842
    Decrease in cash and cash equivalents                               (53,057)               (2,848)
Cash and cash equivalents at beginning of period                         66,886                40,713
     Cash and cash equivalents at end of period                         $13,829               $37,865

Income taxes paid                                                       $19,240               $17,720

Interest paid                                                            $4,189                $2,877
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

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been included. Certain prior period amounts have been restated to conform to the current year's presentation.

2.   Notes Receivable

     As of September 30, 1997, an amount equal to approximately 51% of the Company's notes receivable (current and non-current) was extended to two borrowers. No other individual loans amounted to more than 5% of total assets at September 30, 1997. Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, on certain occasions the Company will lend, on a secured basis, at loan to value ratios higher than 50%. The loan to value ratios on the loans noted above exceed 50%, however, neither loan has a loan to value ratio greater than 70%. In addition, on certain occasions, the Company will also lend amounts at loan to value ratios higher than 50% where the Company participates in a share of the sale proceeds if the property sells for more than an agreed target amount and the Company shares in a portion of the loss if the property does not sell at or above the target amount.

      Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan. Following are the changes in the allowance for credit losses relating to notes receivable for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                    1997           1996
     Allowance for credit losses
        at December 31, 1996 and 1995             $2,501         $3,052
     Provisions                                    1,188            468
     Write-offs                                       (3)          (786)
     Other                                            98             (3)
     Allowance for credit losses
      at September 30, 1997 and 1996              $3,784         $2,731

3.   Credit Arrangements

     At September 30, 1997, pursuant to the Company's $200 million U.S. commercial paper program, there were $176.0 million of outstanding commercial paper notes at weighted average discount rates of 5.6% with average maturities of 29.8 days. These notes have been classified on the consolidated balance sheet as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. At September 30, 1997, the Company also had $14.1 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 4.6%.

4.   Commitments and Contingencies

     The Company, in the normal course of business, is a defendant in various legal actions.

     In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $43 million at September 30, 1997.

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and the Company must pay the difference between the sale price at auction and the amount of the guarantee. At November 7, 1997, the Company had outstanding guarantees totaling approximately $110 million which cover auction property having a mid-estimate sale price of approximately $141 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. The Company has funded approximately $11 million related to the above guarantees.

     In early 1997, a television program aired in the U.K. and a related book was published, both of which contain certain allegations of improper or illegal conduct by current and former employees of the Company. In response to these allegations, the Board of Directors, in February 1997, established a committee of independent directors to review the issues raised by the book and related matters. The Independent Review Committee has retained outside independent counsel in the U.S. and the U.K. to assist and advise the Committee in its review. The Company's management is conducting its own review. Management expects these reviews to be concluded before year end. During the first nine months of 1997, the Company recorded $9.0 million in non-recurring charges which consist largely of legal and other professional fees associated with the Independent Review Committee. The Company does not expect to incur additional material costs relating to this review.

     In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements.

5.   Future Impact of Recently Issued Accounting Standards

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of this statement is not permitted. The Company has applied this statement to results for both the three and nine month periods ended September 30, 1997 and 1996 as well as the annual results for 1996 and determined that the adoption of this standard would not have a material impact on the earnings per share calculations for these periods.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating margins than the second and fourth quarters due to the fixed nature of many of the operating expenses. (See Note 6 in the Notes to the Consolidated Financial Statements for additional information).

     Following is a geographical breakdown of the Company's auction sales for the three and nine month periods ended September 30, 1997 and 1996 (in thousands):

                            For the Third Quarter           For the Nine Months
                              Ended September 30,            Ended September 30,
                            1997              1996          1997              1996
     North America      $ 32,087          $ 31,376      $463,439          $436,806
     Europe               98,536           103,242       471,828           455,467
     Asia                  7,155            13,988        60,380            42,349

     Total              $137,778          $148,606      $995,647          $934,622

     For the quarter ended September 30, 1997, worldwide auction sales of $137.8 million decreased $10.8 million, or 7%, compared to the third quarter of 1996. The decrease in worldwide sales in the third quarter of 1997 was largely due to the 1996 sale of European Works of Art from the collection formed by the British Rail Pension Fund ($21.3 million), for which there was no comparable sale in the current year, as well as Hong Kong's Western Jewelry sale ($4.9 million) which occurred in September of 1996 and was scheduled for November of this year. For the nine months ended September 30, 1997, worldwide auction sales increased $61.0 million, or 7%, compared to the same period of 1996. Worldwide sales for the first nine months of the year increased due largely to sales of Impressionist and Modern art, Old Master paintings and Chinese works of art. Auction sales recorded by the Company's foreign operations were not materially impacted by translation into U.S. Dollars.

     For the third quarter of 1997, worldwide auction and related revenue increased $8.6 million, or 28%, compared to 1996, primarily resulting from an increase in commissions from private treaty sales (sales of property not offered through the auction process). Auction and related revenues as a percentage of sales for the three months ended September 30, 1997 increased to 28.3% from 20.4% in 1996. For the nine months ended September 30, 1997, auction and related revenue increased $19.9 million, or 11%, compared to 1996. This increase was principally due to an increase in commissions from private treaty sales and higher auction sales volume offset, in part, by the recovery of expenses recorded in 1996 related to the sale of property from the Estate of Jacqueline Kennedy Onassis. Auction and related revenue as a percentage of sales for the nine months ended September 30, 1997, excluding expense recoveries from the Onassis sale, increased to 20.1% in 1997 from 18.8% in 1996. Foreign currency movements did not materially impact revenue for the third quarter or first nine months of 1997.

     Other revenue, which primarily includes revenues from art-related financing activities and real estate operations, increased $4.5 million, or 57%, in the third quarter of 1997 when compared to the same quarter of 1996. For the nine months ended September 30, 1997, other revenue increased $12.9 million, or 54%, compared to 1996. These increases were due largely to revenues from real estate operations resulting from stronger real estate sales in the U.S., financing activities due to an increase in the average loan portfolio balance (which totaled $234.6 million at September 30, 1997, an increase of 47% compared to September 30, 1996) and an increase in principal activities.

     Total expenses, excluding non-recurring charges of $3.5 million, increased $10.9 million, or 20%, in the third quarter of 1997 compared to 1996. For the nine months ended September 30, 1997, total expenses, excluding non-recurring charges of $9.0 million, increased $22.1 million, or 12%, in comparison to 1996. Foreign currency exchange rate movements did not materially impact total expenses for the third quarter or first nine months of 1997.

     Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) increased $2.1 million, or 29%, during the third quarter of 1997 compared to the same period of 1996. The increase for the quarter reflects corporate marketing expenditures as well as costs associated with single-owner and offsite sales in Europe. For the nine months ended September 30, 1997, direct costs totaled $41.3 million compared to $40.1 million in 1996, an increase of $1.2 million, or 3%. The increase for the year-to-date period largely reflects the impact of costs associated with the Onassis sale in 1996 which are partly offset by increased costs associated with the increased sales volume in the current year as well as increased spending on marketing.

     Excluding non-recurring charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $55.8 million for the third quarter of 1997, an increase of 19% compared to the third quarter of 1996. This increase was principally due to an increase in general and administrative expenses and salaries and related costs. The increase in general and administrative expenses is primarily due to provisions for reserves and business development expenses. For the nine months ended September 30, 1997, all other operating expenses totaled $166.5 million, an increase of $21.0 million, or 14%. This increase was principally due to an increase in salaries and related costs and, to a lesser extent, higher business development expenses, provisions for reserves and professional fees.

     The Company recorded non-recurring charges of $3.5 million and $9.0 million in the third quarter and first nine months of 1997, respectively, which consist largely of legal and other professional fees associated with the Independent Review Committee (See Note 4 in the Notes to the Consolidated Financial Statements for additional information).

     Interest income decreased $0.5 million and $1.1 million for the three and nine month periods ended September 30, 1997, respectively, due largely to lower cash balances in Europe. Interest expense increased $0.8 million and $1.0 million for the three and nine month periods ended September 30, 1997, respectively, due to higher average borrowings largely in support of a higher average loan portfolio.

     The consolidated effective tax rate was 37% for the nine months ended September 30, 1997 compared to 40% for nine months ended September 30, 1996.

     The net loss for the third quarter of 1997 increased to $11.3 million from $9.6 million in the third quarter of 1996. For the third quarter of 1997, the net loss per share increased to $0.20 from $0.17 in the third quarter of 1996. For the nine months ended

     September 30, 1997, net income increased 3% to $11.2 million from net income of $10.9 million in 1996. Earnings per share for the first nine months of 1997 increased 5% to $0.20 from $0.19 in 1996. Foreign currency movements did not have a material impact on net income or earnings per share for the quarter or nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $176.3 million at September 30, 1997 compared to a net cash position of $63.7 million at December 31, 1996, reflecting the funding of the loan portfolio and a net decrease in cash from operations. Working capital (current assets less current liabilities) at September 30, 1997 was $177.6 million compared to $57.5 million at December 31, 1996.

     The Company's client loan portfolio increased to $266.5 million at September 30, 1997 from $153.1 million at December 31, 1996. These amounts include $105.0 million and $69.4 million of loans which have a maturity of more than one year at September 30, 1997 and December 31, 1996, respectively.

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

     For the nine months ended September 30, 1997, the Company's primary sources of liquidity were derived from available cash balances supplemented by commercial paper and short term borrowings. The most significant cash uses during the first nine months of 1997 were the net funding of the client loan portfolio, operations, and payment of shareholder dividends.

     Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totaled $11.4 million and $5.1 million for the first nine months of 1997 and 1996, respectively.

     In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan. As of September 30, 1997, no such advances were outstanding. Although the Company's general policy has been to make secured loans at loan to value ratios of 50% or lower, on certain occasions the Company will lend, on a secured basis, at loan to value ratios higher than 50%. In addition, on certain occasions the Company will lend amounts at loan to value ratios higher than 50% where the Company participates in a share of the sale proceeds if the property sells for more than an agreed target amount and the Company shares in a portion of the loss if the property does not sell at or above the target amount. From time to time, the Company has off-balance sheet commitments in the form of guarantees to consignors that property will sell at a minimum price. The Company also has legally binding lending commitments in conjunction with the client loan program. See Note 4 in the Notes to the Consolidated Financial Statements for additional information related to these commitments. The Company does not believe that material liquidity risk exists relating to these commitments.

     The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program and credit facilities will continue to be adequate to fund the client loan program, peak working capital requirements and short-term commitments to consignors.

     The Company evaluates, on an ongoing basis, the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. An application to re-zone the site of the Company's New York auction facility and global headquarters was filed with New York City in October of 1997. The filing outlined the Company's intent to construct a six story addition to its current facility on York Avenue. The City of New York has decided to permit the Company to proceed on a "short" zoning application process with the target of June 1998 for the issuance of a building permit and initiation of construction.

     This planned construction will expand auction, warehouse and office space in New York City and will enable the Company to consolidate its auction operations in New York into one facility. If the project is approved by the City of New York, the capital expenditures relating to the new building construction will be a material amount. The Company is currently discussing financing options with various financial institutions but believes that adequate capital and debt financing will be available to complete this proposed project.

FORWARD-LOOKING STATEMENTS

     This form 10-Q contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Act of 1934, as amended, relating to future events and the financial performance of the Company, particularly with respect to the adequacy of working capital as well as additional capital necessary for the planned expansion of the Company's auction facility. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular rank order:

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

     (4) The volume of consigned property (including related guarantees) and the marketability at auction of such property.

     (5) The planned construction of a New York auction facility and global headquarters.

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

                             Exhibit Index

    Exhibit No.              Description

    27.                      Financial Data Schedule

                        SOTHEBY'S HOLDINGS, INC.
                            AND SUBSIDIARIES




                               SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 10th day of November, 1997, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                               SOTHEBY'S HOLDINGS, INC.




                               By:  Patricia A. Carberry
                                    Patricia A. Carberry
                                    Vice President, Controller
                                    and Chief Accounting Officer