Form 10-K
period 1997-12-31
SOTHEBYS HOLDINGS INC
filed 1998-03-25
CIK 823094

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 646-2400

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

    As of March 16, 1998, the aggregate market value of the 39,378,709 shares of Class A Limited Voting Common Stock held by non-affiliates of the registrant was $890,943,291, based upon the closing price ($22.625) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Limited Voting Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 16, 1998, there were outstanding 39,437,899 shares of Class A Limited Voting Common Stock (the "Class A Common Stock") and 16,973,094 shares of Class B Common Stock (the "Class B Common Stock"), freely convertible into 16,973,094 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual shareholders report for the year ended December 31, 1997 (the "Annual Report") are incorporated by reference into Parts I and II, and portions of the 1998 proxy statement for the annual meeting of shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is one of the world's two largest auctioneers of fine arts, antiques and collectibles, offering property in over 80 collecting categories, among them paintings, jewelry, decorative arts, and books. The worldwide auction business is conducted through a division known as "Sotheby's" and consists of three principal operating units: Sotheby's North and South America, Sotheby's Europe, and Sotheby's Asia. In addition to auctioneering, the Company is engaged in a number of related activities, including the purchase and resale of art and other collectibles, art-related financing activities, the brokering of art and collectible purchases and sales, the marketing and brokering of luxury real estate, and art education and restoration.

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

    The Company and Christie's International plc, a United Kingdom publicly held company ("Christie's"), are the two largest art auction houses in the world. The Company conducted aggregate auction sales in 1997 of $1.843 billion (approximately L1.172 billion). Christie's aggregate auction sales in 1997 were approximately $2.016 billion (L1.222 billion reported). The auction sales of the next largest art auction house, Phillips International Auctioneers and Valuers, were approximately $182 million (L111 million reported) for the year ended December 31, 1997.

    The Company auctions a wide variety of property, including fine arts, jewelry, decorative arts, and rare books. In 1997, the Company's auction sales by type of property were as follows: fine arts accounted for approximately $884.8 million, or 48%, of auction sales; decorative arts accounted for approximately $589.9 million, or 32%, of auction sales; and jewelry, rare books and other property accounted for approximately $368.6 million, or 20%, of auction sales.

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

    In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer, and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commission, expenses, and applicable taxes. From time to time, the Company releases property sold at auction to buyers before the Company receives payment. In such event, the Company must pay the seller the net sale proceeds for the released property at the time payment is due to the consignor, even if the Company has not received payment from the buyer.

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price, and the Company must pay the difference between the sale price at auction and the amount of the guarantee. See Note N to the Consolidated Financial Statements in the Annual Report. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction.

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

    In July 1997, the Company acquired Leslie Hindman Auctioneers, a regional auction house based in Chicago, Illinois, in order to expand its Midwest operations. In connection with the acquisition, the Company acquired the building occupied by Leslie Hindman Auctioneers at 215 West Ohio Street, Chicago, Illinois, and consolidated the Company's existing Chicago office at this location. The Company is currently conducting auctions at this facility through its subsidiary, Sotheby's Chicago, Inc.

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

    Occasionally, the Company acts as a principal in connection with the sale of property. For example, the Company acts as a principal through its investment in Acquavella Modern Art (the "Partnership" or "AMA"), a partnership consisting of a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. The Company accounts for its investment in AMA under the equity method of accounting in the Consolidated Financial Statements in the Annual Report. The assets of the Partnership consist principally of art inventory. The Company reflects its 50% interest in the net assets of the Partnership in Investments in the Consolidated Balance Sheets in the Annual Report. This investment totalled $35.2 million and $35.8 million at December 31, 1997 and 1996, respectively. Since the Company has received the return of its initial investment, cash distributions are made on a 50-50 basis. To the extent that the Partnership requires working capital, the Company has agreed to lend the same to the Partnership. Any amounts loaned to the Partnership by the Company would bear interest, compounded monthly, at the prime rate, plus 1%. As of December 31, 1997, no such amounts were outstanding. See Note F to the Consolidated Financial Statements in the Annual Report.

REGULATION

    Regulation of the auction business varies from jurisdiction to jurisdiction. In many jurisdictions, the Company is subject to laws and regulations that are not directed solely toward the auction business, including, but not limited to, import and export regulations and value added sales taxes. Such regulations do not impose a material impediment to the worldwide business of the Company but do affect the market generally, and a material adverse change in such regulations could affect the business. In addition, the failure to comply with such local laws and regulations could subject the Company to civil and/or criminal penalties in such jurisdictions.

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

    The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose loans to collectors, museums or dealers secured by property not presently intended for sale. The loans are generally made with full recourse to the borrower. In certain instances, consignor advances are made with recourse limited to the works of art consigned for sale and pledged as security for the loan. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The majority of the Company's loans are variable interest rate loans. At December 31, 1997, $164.4 million of the total $276.4 million loan portfolio was due within one year.

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

LUXURY REAL ESTATE ACTIVITIES

    SIR was founded in 1976 as an outgrowth of Sotheby's auction activities and in response to the requests of major clients to market estates and other real property that would benefit from exposure beyond a local market. SIR responds to the needs of its clients by (a) acting as an exclusive marketing agent providing services to over 165 licensed real estate brokerage offices worldwide and (b) operating its own real estate brokerage offices in Beverly Hills, Bridgehampton, Brentwood, East Hampton, Greenwich, Manhattan, Palm Beach, San Francisco, and Southampton.

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

PERSONNEL

    At December 31, 1997, the Company had 1,847 employees: 779 located in North America; 725 in the United Kingdom and 343 in the rest of the world. The following table provides a breakdown of employees by operational areas as of December 31, 1997:

OPERATIONAL AREA                                                           NUMBER OF EMPLOYEES
------------------------------------------------------------------------  ---------------------
Auction.................................................................            1,577
Other...................................................................              270
                                                                                    -----
Total...................................................................            1,847
                                                                                    -----
                                                                                    -----

    The Company regards its relations with its employees as good.

ITEM 2. PROPERTIES

    Sotheby's, Inc. is headquartered at 1334 York Avenue, New York, New York (the "York Property"). The Company also leases office and warehouse space in four other locations in the New York City area, and leases office and exhibition space in several other major cities throughout the United States, including Los Angeles, San Francisco, Chicago, Palm Beach, Philadelphia, and Boston.

    The Company currently leases the York Property, comprising approximately 160,500 square feet, from an unaffiliated party under a 30-year lease expiring in 2009, which contains an option to extend the term for an additional 30 years until July 31, 2039. The lease also grants the Company a right of first refusal with respect to the sale of the York Property.

    York Avenue Development, Inc. ("York"), a wholly-owned subsidiary of Sotheby's, Inc., (itself a wholly-owned subsidiary of the Company), holds a purchase option on the York Property. The option can be exercised anytime until January 31, 1999 for $11 million plus a profit-sharing arrangement of from $5 million to $10 million. Thereafter, on defined dates in 1999, 2004 and 2009, the option is exercisable for ten times the rent at the date the option is exercised, subject to certain limitations.

    The Company evaluates, on an ongoing basis, the adequacy of its premises for the requirements of the present and future conduct of its business, with particular focus on its major auction locations, and has determined that there is a need for additional facilities. The Company has studied how best to satisfy its demand for additional office and auction space and has determined that a complete rebuilding of the York Property is the most prudent of a number of alternatives. An application to re-zone the York Property was filed with New York City in October 1997. The filing outlined the Company's intent to construct a six-story addition to and renovate the York Property. The City of New York has decided to permit the Company to proceed on a "short" zoning application process with the target of Summer 1998 for the issuance of a building permit and initiation of construction. In order to fund this expansion and renovation, for which the Company estimates expenditures to be in the range between $100 to $115 million, the Company is discussing financing options with various financial institutions.

    SIR leases approximately 10,900 square feet of office space at 980 Madison Avenue, New York, New York, from unaffiliated parties under leases expiring in 2001. SIR also leases satellite office space at a number of locations, totalling another 29,800 square feet.

    The Company's U.K. operations are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's (U.K.) are located. Additional salesrooms are located in close proximity to the New Bond Street location. The total net usable floor area amounts to approximately 129,200 square feet. The Company owns or holds long-term leasehold interests in approximately 75% of these properties by area, the balance being held on leases with remaining terms of less than 20 years. In addition, warehouse space is leased at King's House in West London. The Company also owns a salesroom in Sussex where it conducts auctions.

    The Company also leases office space in various locations throughout continental Europe, including Amsterdam, Frankfurt, Geneva, Madrid, Milan, Munich, Paris, and Zurich; in Asia, including Hong Kong, Seoul, Singapore, Taipei, and Tokyo; in South America; and in Canada.

    Except as noted above, in management's opinion, the Company's worldwide premises are generally adequate for the current conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

    In early 1997, a television program aired in the United Kingdom and a related book was published, both of which contain certain allegations of improper conduct by current and former employees of the Company. In response to these allegations, the Board of Directors, in February 1997, established a committee of independent directors (the "Independent Review Committee") to review the issues raised in the book and related matters. The Independent Review Committee retained outside counsel in the United States and United Kingdom to assist and advise the Independent Review Committee in its review, which was completed in December 1997. The review found no substantive deviation from the Company's long-standing policy that employees may not violate or assist in the violation of the laws of any country. The Company has implemented a number of the Independent Review Committee's recommendations, including the creation of a Compliance Department. The nonrecurring expenses incurred in connection with this matter materially affected the Company's operating results in 1997. In addition, the Company is aware of governmental investigations in Italy and India arising from certain of the allegations. The Company has been in contact with and is working with these authorities.

    In May 1997, major auction houses, including the Company, and certain art dealers received subpoenas from the Antitrust Division of the United States Department of Justice seeking documents concerning the United States art market. The Company is cooperating with the Justice Department's investigation.

    The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

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

    The quarterly price ranges on the New York Stock Exchange of the Class A Common Stock and dividends per share for 1997 and 1996 are shown in the following schedules:

                                                                       1997
                                                               --------------------   CASH DIVIDEND
QUARTER ENDED                                                    HIGH        LOW        DECLARED
-------------------------------------------------------------  ---------  ---------  ---------------
March 31.....................................................  18 7/8     16            $    0.10
June 30......................................................  17 1/4     14 7/8        $    0.10
September 30.................................................  21         16 3/16       $    0.10
December 31..................................................  21         16 9/16       $    0.10

                                                                       1996
                                                               --------------------   CASH DIVIDEND
QUARTER ENDED                                                    HIGH        LOW        DECLARED
-------------------------------------------------------------  ---------  ---------  ---------------
March 31.....................................................  15 1/4     12 3/4        $    0.08
June 30......................................................  15         13 3/4        $    0.08
September 30.................................................  16 5/8     13 3/8        $    0.08
December 31..................................................  18 3/4     15 1/2        $    0.08

    The number of holders of record of the Class A Common Stock as of March 16, 1998 was 1,286. The number of holders of record of the Class B Common Stock as of March 16, 1998 was 28.

ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data on page B28 of the Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Management's Discussion and Analysis of Results of Operations and Financial Condition on pages B29 through B32 of the Annual Report is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements on pages B33 through B48 of the Annual Report are incorporated by reference.

    The Independent Auditors' Report on page B49 of the Annual Report is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information required by this item is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1998 (the "Proxy Statement") under the captions "Election of Directors" and "Management-Executive Officers." In addition, the following persons are presently serving as directors of the Company:

    Kevin A. Bousquette, age 40, became a director of the Company and was appointed Executive Vice President and Chief Operating Officer of the Company in September 1996. He had been the Company's Chief Financial Officer from March 1993 to November 1996 and a Senior Vice President of the Company from March 1993 to September 1996. From 1985 to 1992, Mr. Bousquette was an executive at Kohlberg Kravis Roberts & Co., L.P., a merchant banking firm, and a limited partner of KKR Associates, L.P. Mr. Bousquette has voluntarily resigned as a director and executive officer of the Company, effective April 30, 1998.

    The Rt. Hon. The Earl of Gowrie, age 58, has been a director of the Company since 1985 and served as chairman of Sotheby's International from 1985 through 1987. From 1987 through 1993, Lord Gowrie served as chairman of Sotheby's Europe, which then encompassed the United Kingdom, Europe, Asia and Australia. Lord Gowrie was appointed Chairman of the Arts Council, which administers grants to arts groups in Great Britain, effective April 1994, and became Chairman of Development Securities, a property holdings and development company, in June 1996. He is a director of Verity plc, an audio and music equipment manufacturer, Guiness Mahon Holdings plc, a merchant bank, and served as a director of Ladbroke Group plc, an entertainment and leisure company, until May 1996. Lord Gowrie is not standing for reelection as a director at the Company's 1998 annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions
"Management-Compensation of Executive Officers," and "Compensation of Directors." Notwithstanding anything to the contrary herein, the Audit and Compensation Committee Report and the Performance Graph in the Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption "Class A and Class B Common Stock Ownership of Directors, Nominees for Director, Executive Officers and 5% Shareholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions "Certain Transactions" and "Certain Employment and Compensation Arrangements."

                                    PART IV

                                       ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                                                               AND REPORTS ON FORM 8-K.

 14(A)(1)  The following consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries, included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:
           Consolidated Statements of Income--Years ended December 31, 1997, 1996 and 1995
           Consolidated Balance Sheets-- December 31, 1997 and 1996 Consolidated Statements
           of Cash Flows--Years ended December 31, 1997, 1996 and 1995
           Consolidated Statement of Changes in Shareholders' Equity--Years ended December
           31, 1997, 1996 and 1995
           Notes to Consolidated Financial Statements--December 31, 1997
 14(A)(2)  The following is a list of the consolidated financial statement schedules of
           Sotheby's Holdings, Inc. and subsidiaries and the Independent Auditors' Report required by Item 14(d): Independent Auditors' Report on Financial Statement
           Schedule
           Schedule II--Valuation and Qualifying Accounts
 14(A)(3)
   3(a)    Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc., as
           amended, incorporated by reference to Exhibit 4(b) to Registration Statement No.
           33-26008.
   3(b)    Restated By-Laws of Sotheby's Holdings, Inc., as amended, through February 18,
           1997, incorporated herein by reference to Exhibit 3(b) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").
   3(c)    Amendment to Restated By-Laws of Sotheby's Holdings, Inc., effective February 17,
           1998.
   4       See Exhibits 3(a), 3(b), and 3(c).
  10(a)    Issuing and Paying Agency Agreement, dated February 15, 1989, between Sotheby's,
           Inc. and the Chase Manhattan Bank, N.A. relating to the issuance of short-term notes ("U.S. Notes") in the U.S. Commercial Paper market, incorporated by reference to Exhibit 10(g) to the 1988 Form 10-K, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
  10(b)    U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between
           Sotheby's, Inc. and Chase Securities, Inc. relating to the issuance of the U.S.
           Notes, incorporated by reference to Exhibit 10(h) to the 1988 Form 10-K, SEC File
           No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange
           Commission.
  10(c)    U.S. Commercial Paper Dealer Agreement, dated February 15, 1989, between
           Sotheby's, Inc. and Merrill Lynch Money Markets, Inc. relating to the issuance of the U.S. Notes, incorporated by reference to the Exhibit 10(i) of the 1988 Form
           10-K, SEC File No. 1-9750, on file at the Washington, D.C. office of the
           Securities and Exchange Commission.
  10(d)    Lease, dated as of July 25, 1979, among The Benenson Capital Company, Lawrence A.
           Benenson, Raymond E. Benenson (collectively, "Benenson") to Sotheby Parke Bernet
           Inc., and amendments thereto, all relating to 1334 York Avenue, New York, New
           York (the'York Avenue Property"), incorporated by reference to Exhibit 10(g) to
           Registration Statement No. 33-17667.
  10(e)    Option Agreement with Form of Exchange Agreement, dated July 25, 1979, among
           Benenson and 089 Nosidam Corp. (as nominee of Sotheby Parke Bernet Inc.)
           assignments thereof and amendments thereto, all relating to the York Avenue
           Property, incorporated by reference to Exhibit 10(h) to Registration Statement
           No. 33-17667.
  10(f)    Exchange Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc., and Letter, dated October 27, 1986, from Benenson to
           Sotheby's, Inc. and York Avenue Development, Inc., concerning zoning matters and security relating to the York Avenue Property, incorporated by reference to
           Exhibit 10(i) to Registration Statement No. 33-17667.
  10(g)    Guarantee, made November 6, 1986, by A. Alfred Taubman in favor of Benenson relating to the York Avenue Property (the "Taubman Guarantee"), incorporated by reference to Exhibit 10(j) to Registration Statement No. 33-17667.

  10(h)    Letter from Sotheby's, Inc. and York Avenue Development, Inc., dated October 27,
           1986, agreeing to indemnify A. Alfred Taubman from all liabilities, damages, losses and judgments arising under the Taubman Guarantee, incorporated by reference to Exhibit 10(k) to Registration Statement No. 33-17667.
  10(i)    Memorandum of Option Agreement, dated January 31, 1981, among Benenson and 089
           Nosidam Corp., relating to the York Avenue Property, incorporated by reference to
           Exhibit 10(hh) to Registration Statement No. 33-17667.
  10(j)    Letter Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc. relating to the York Avenue Property, incorporated by reference to Exhibit 10(ii) to Registration Statement No. 33-17667.
  10(k)*   Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated by reference to
           Exhibit 10(t) to Registration Statement No. 33-17667.
  10(l)*   Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective
           June 1, 1994 incorporated by reference to Exhibit 10(o) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").
  10(m)*   Sotheby's Holdings, Inc. Performance Share Purchase Plan, incorporated by reference to Exhibit 10(a) to the Second Quarter Form 10-Q for 1996.
  10(n)*   Sotheby's Holdings, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 10(b) to the Second Quarter Form 10-Q for 1996.
  10(o)*   First Amendment to Sotheby's Holdings, Inc. 1997 Stock Option Plan, dated
           September 30, 1997, and effective as of December 12, 1997.
  10(p)    Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between
           Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated herein by reference to Exhibit 10(b) to the Form 8-K, filed on June 7, 1990, SEC, File
           No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange
           Commission.
  10(q)*   Amended and Restated Sotheby's Holdings, Inc. Director Stock Ownership Plan,
           incorporated herein by reference to Exhibit 10(v) to the 1997 Form 10-K.
  10(r)*   Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for Non-Employee Directors.
  10(s)    Amendment, dated as of April 19, 1991, between The Benenson Capital Company,
           Lawrence A. Benenson and Raymond E. Benenson and York Avenue Development, Inc. to
           Amendment to Option Agreement and to Related Agreements, incorporated herein by reference to Exhibit 10(kk) to the Company's Annual Report on Form 10K, for the
           year ended December 31, 1991, SEC File No. 1-9750.
  10(t)    Credit Agreement, dated as of July 11, 1996, among Sotheby's Holdings, Inc.,
           Sotheby's Inc., Oatshare Limited, Sotheby's, and Chase Manhattan Bank
           incorporated herein by reference to Exhibit 10(c) to the Second Quarter Form 10-Q for 1996.
  10(u)*   Letter Agreement, dated October 13, 1993, between Sotheby's (U.K.) and Henry
           Wyndham Fine Art Ltd., an art dealing business, setting forth certain terms and agreements of the purchase of inventory, incorporated herein by reference to
           Exhibit 10(v) to the 1994 Form 10-K.
  10(v)*   Letter to Marquess of Hartington relating to his new position as Deputy Chairman of Sotheby's Holdings, Inc., incorporated herein by reference to Exhibit 10(b) of the First Quarter Form 10-Q for 1996.
    (13)   Annual Report to Shareholders for the year ended December 31, 1997
    (21)   Subsidiaries of the Registrant
    (23)   Consent of Deloitte & Touche LLP
    (24)   Powers of Attorney
    (27)   Financial Data Schedule
  (14)(b)  Current Reports on Form 8-K--None.
  (14)(c)  The list of exhibits filed with this report is set forth in response to Item
           14(a)(3). The required exhibit index has been filed with the exhibits.
  (14)(d)  The financial statement schedules of the Company listed in response to Item
           14(a)(2) are filed pursuant to this Item 14(d).

------------------------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of

  SOTHEBY'S HOLDINGS, INC.:

    We have audited the consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 27, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
New York, New York
February 27, 1998

                                                                     SCHEDULE II

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                      COLUMN A                         COLUMN B            COLUMN C           COLUMN D     COLUMN E
----------------------------------------------------  -----------  ------------------------  -----------  -----------
                                                                          ADDITIONS

                                                      BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                       BEGINNING    COST AND       OTHER                    END OF
                    DESCRIPTION                        OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
----------------------------------------------------  -----------  -----------  -----------  -----------  -----------
                                                                    (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the balance sheet from
  the asset to which it applies:
  Accounts and notes receivable:
    1997 Allowance for doubtful accounts............   $  10,156    $   1,227    $   1,811    $   2,775    $  10,419
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
    1996 Allowance for doubtful accounts............   $  12,578    $   1,537    $      44    $   4,001    $  10,156
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
    1995 Allowance for doubtful accounts............   $  10,165    $   2,902    $     604    $   1,093    $  12,578
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

  Inventory:
    1997 Realizable value allowance.................   $  16,799    $   1,540    $     262    $   2,875    $  15,726
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
    1996 Realizable value allowance.................   $  21,012    $   3,103    $     691    $   8,007    $  16,799
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
    1995 Realizable value allowance.................   $  14,995    $   4,965    $   2,666    $   1,614    $  21,012
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

              *                 Chairman of the Board
------------------------------                                 March 25, 1998
      A. Alfred Taubman

              *                 Vice Chairman of the Board
------------------------------                                 March 25, 1998
        Max M. Fisher

              *                 Deputy Chairman of the
------------------------------    Board                        March 25, 1998
  The Marquess Of Hartington

      /S/ DIANA D. BROOKS       President, Chief Executive
------------------------------    Officer and Director         March 25, 1998
       Diana D. Brooks

              *                 Executive Vice President,
------------------------------    Chief Operating Officer      March 25, 1998
     Kevin A. Bousquette          and Director

    /S/ WILLIAM S. SHERIDAN     Senior Vice President and
------------------------------    Chief Financial Officer      March 25, 1998
     William S. Sheridan

              *                 Director
------------------------------                                 March 25, 1998
      Viscount Blakenham

              *                 Director
------------------------------                                 March 25, 1998
       Henry R. Kravis

              *                 Director
------------------------------                                 March 25, 1998
         Conrad Black

              *                 Director
------------------------------                                 March 25, 1998
     Walter J. P. Curley

              *                 Director
------------------------------
   The Rt. Hon. The Earl of                                    March 25, 1998
            Gowrie

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
       /S/ CYNDEE GRILLO        Vice President, Controller
------------------------------    and Chief Accounting         March 25, 1998
        Cyndee Grillo             Officer

    /S/ WILLIAM S. SHERIDAN
------------------------------
     *William S. Sheridan                                      March 25, 1998
     AS ATTORNEY-IN-FACT