Form 10-Q
period 1998-03-31
SOTHEBYS HOLDINGS INC
filed 1998-05-15
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998
Commission File Number 1-9750

                            Sotheby's Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                            38-2478409
--------------------------------                          ------------------
 (State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           Identification No.)


500 North Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                      48304
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:    (810) 646-2400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 30, 1998, there were outstanding 39,708,464 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,022,094 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                      INDEX


PART I:     FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----

Item 1.     Financial Statements:

            Consolidated Statements of Income for the Three
            Months Ended March 31, 1998 and 1997                          3

            Consolidated Balance Sheets at March 31, 1998
            and December 31, 1997                                         4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997                    5

            Notes to the Consolidated Financial Statements                6

Item 2.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition                         9


PART II:    OTHER INFORMATION

Item 5.     Other Information                                            14

Item 6.     Exhibits and Reports on Form 8-K                             15

EXHIBIT INDEX                                                            16

SIGNATURE                                                                17

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                           1998          1997
--------------------------------------------------------------------------------
(Thousands of dollars, except per share data)

Revenues:

Auction and related revenue                              $ 55,266      $ 45,116
Other revenue                                              13,057         8,966
--------------------------------------------------------------------------------
Total revenues                                             68,323        54,082

Expenses:

Direct costs of services                                   17,877         9,988
Salaries and related costs                                 33,119        28,947
General and administrative                                 21,863        21,439
Depreciation and amortization                               3,233         2,562
Non-recurring charges                                           0         2,500
--------------------------------------------------------------------------------
Total expenses                                             76,092        65,436
================================================================================

Operating loss                                             (7,769)      (11,354)

Interest income                                               647           792
Interest expense                                            2,774           614
Other income/(expense)                                        (76)           56
--------------------------------------------------------------------------------

Loss before taxes                                          (9,972)      (11,120)

Income tax benefit                                         (3,689)       (4,337)
--------------------------------------------------------------------------------

Net Loss                                                 ($ 6,283)     ($ 6,783)
================================================================================

Basic Loss Per Share                                     ($  0.11)     ($  0.12)
================================================================================

Diluted Loss Per Share                                   ($  0.11)     ($  0.12)
================================================================================

Basic Weighted Average Shares Outstanding (in millions)      56.1          56.0
================================================================================

Diluted Weighted Average Shares Outstanding (in millions)    56.1          56.0
================================================================================

Dividends Per Share                                      $   0.10      $   0.10
================================================================================

See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)

                                                         March 31,  December 31,
                                                           1998         1997
--------------------------------------------------------------------------------
(Thousands of dollars)

Assets
Current Assets
Cash and cash equivalents                                $   7,788    $  33,642
Accounts and notes receivable, net of allowance
  for doubtful accounts of $9,775 and $10,419
    Accounts receivable                                    168,466      315,274
    Notes receivable                                       170,381      160,807
    Other                                                   31,588       35,448
--------------------------------------------------------------------------------
        Total Accounts and Notes Receivable, Net           370,435      511,529

Inventory, net                                              20,972       23,574
Deferred income taxes                                        6,643        6,401
Prepaid expenses and other current assets                   17,998       18,511
--------------------------------------------------------------------------------
        Total Current Assets                               423,836      593,657

Notes receivable                                           108,232      111,974
Properties, less allowance for depreciation
   and amortization of $73,080 and $70,342                  80,600       78,542
Intangible assets, less allowance for
   amortization of $17,161 and $16,671                      32,501       32,618
Investments                                                 37,289       37,466
Other assets                                                 5,611        5,984
--------------------------------------------------------------------------------
        Total Assets                                     $ 688,069    $ 860,241
================================================================================

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                        $ 144,614    $ 352,437
Short-term borrowings                                       26,794        2,168
Accounts payable and accrued liabilities                    72,700       87,252
Deferred revenue                                             7,376        6,510
Accrued income taxes                                        12,237       23,568
--------------------------------------------------------------------------------
        Total Current Liabilities                          263,721      471,935

Long-Term Liabilities
Commercial paper                                           155,300      117,000
Deferred income taxes                                       11,908       11,908
Other long-term obligations                                  1,102        1,130
--------------------------------------------------------------------------------
        Total Liabilities                                  432,031      601,973

Shareholders' Equity
Common Stock, $0.10 par value:                               5,653        5,582
  Authorized shares - 125,000,000 of
  Class A and 75,000,000 of Class B
  Issued and outstanding shares -
  39,511,522 and 38,762,656 of Class A,
  and 17,022,094 and 17,058,400 of
  Class B, at March 31, 1998 and
  December 31, 1997, respectively
Additional paid-in capital                                  81,825       71,132
Retained earnings                                          185,127      197,027
Accumulated other comprehensive income                     (16,567)     (15,473)
--------------------------------------------------------------------------------
         Total Shareholders' Equity                        256,038      258,268
--------------------------------------------------------------------------------
         Total Liabilities And Shareholders' Equity      $ 688,069    $ 860,241
================================================================================

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)


Three Months Ended March 31,                                1998         1997
--------------------------------------------------------------------------------
(Thousands of dollars)

Operating Activities:
Net loss                                                 ($  6,283)   ($  6,783)
Adjustments to reconcile net income to net cash
    used by operating activities:
   Depreciation and amortization                             3,233        2,562
   Deferred income taxes                                       242         (586)
   Tax benefit of stock option exercises                     1,640          570
   Asset provisions                                            730          424
   Other                                                      (105)        (881)
Changes in assets and liabilities:
   Decrease in accounts receivable                         150,267      111,854
   Decrease (increase) in inventory                          2,097       (3,785)
   Decrease (increase) in prepaid expenses and
    other current assets                                       513         (623)
   Decrease in other assets                                    374          850
   Decrease in due to consignors                          (207,823)    (159,061)
   Decrease in accrued income taxes                        (11,331)      (9,221)
   Decrease in other liabilities                           (15,221)     (18,844)
--------------------------------------------------------------------------------
   Net cash used by operating activities                   (81,667)     (83,524)
Investing Activities:
Increase in notes receivable                               (20,986)     (36,002)
Collections of notes receivable                             14,978       26,617
Capital expenditures                                        (4,010)      (1,719)
Decrease in investments                                        177           89
--------------------------------------------------------------------------------
   Net cash used by investing activities                    (9,841)     (11,015)
Financing Activities:
Increase in commercial paper                                38,300           --
Increase in short term borrowings                           24,626       31,027
Proceeds from exercise of stock options                      8,749        1,638
Dividends                                                   (5,617)      (5,595)
--------------------------------------------------------------------------------
   Net cash provided by financing activities                66,058       27,070

Effect of exchange rate changes on cash                       (404)       5,297
--------------------------------------------------------------------------------
     Decrease in cash and cash equivalents                 (25,854)     (62,172)
Cash and cash equivalents at beginning of period            33,642       66,886
--------------------------------------------------------------------------------
     Cash and cash equivalents at end of period          $   7,788    $   4,714
================================================================================
Income taxes paid                                        $   4,982    $     342
================================================================================
Interest paid                                            $   2,462    $     474
================================================================================

See accompanying Notes to the Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES
                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated financial statements included herein have been prepared by Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report").

      In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended March 31, 1998 and 1997 have been included. Certain prior period amounts have been restated to conform to the current year's presentation. Principal activities and revenues from Emmerich Galleries have been reclassified to auction and related revenue from other revenue.

2.    Notes Receivable

      The Company provides collectors, museums and dealers with financing secured by works of art which the Company typically controls. As of March 31, 1998, an amount equal to approximately 50% of the Company's notes receivable (current and non-current) was extended to two borrowers. No other individual loans amounted to more than 5% of total assets at March 31, 1998. Subsequent to March 31, 1998, one of these loans was repaid. The remaining loan is approximately 34% of the Company's notes receivable at March 31, 1998. On occasion the Company will also make loans at loan to value ratios higher than 50% where the Company participates in a share of the sale proceeds if the property sells for more than an agreed target amount and the Company shares in a portion of the loss if the property does not sell at or above the target amount.

      Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the three months ended March 31, 1998 and 1997 (in thousands):
                                                            1998          1997
                                                            ----          ----
      Allowance for credit losses
       at December 31, 1997 and 1996                      $ 3,620       $ 2,501
      Provisions                                              238            63
      Write-offs                                               --            (3)
      Other                                                    27           (25)
                                                          -------       -------
      Allowance for credit losses
       at March 31, 1998 and 1997                         $ 3,885       $ 2,536
                                                          =======       =======

3.    Credit Arrangements

      At March 31, 1998, pursuant to the Company's $200 million U.S. commercial paper program, there were $155.3 million of outstanding commercial paper notes at weighted average discount rates of 5.63% with average maturities of 15.8 days. These notes have been classified on the consolidated balance sheet as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. At March 31, 1998, the Company also had $26.8 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 6.59%.

4.    Comprehensive Income

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires certain transactions to be included as adjustments to net income in order to report comprehensive income. These transactions referred to as other comprehensive income represent items that, under previous accounting standards, bypassed the statement of income and were reported directly as adjustments to the equity section of the balance sheet. The Company's other comprehensive income consisted of the change in the Foreign currency translation adjustment amount during the period. The Foreign currency translation adjustment amount previously reported as a separate component of shareholders' equity is now included in Accumulated other comprehensive income in the Consolidated Balance Sheets. Comprehensive loss for the three months ended March 31, 1998 and 1997 amounted to $7.4 million and $11.1 million, respectively. This improvement in comprehensive income was due to lower foreign currency translation losses of $3.2 million in 1998 and a lower net loss of $0.5 million in 1998.

5.    Commitments and Contingencies

      The Company, in the normal course of business, is a defendant in various legal actions.

      In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $32.2 million at March 31, 1998.

      On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and the Company must pay the difference between the sale price at auction and the amount of the guarantee. At May 15, 1998, the Company had outstanding guarantees totaling approximately $4 million which covers auction property having a mid-estimate sales price of approximately $5 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At March 31, 1998, no amounts had been funded.

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

                                             Percentage of Annual
                                                 Auction Sales
                                          ---------------------------
                                          1997       1996        1995
                                          ----       ----        ----
           January - March                 11%        10%         11%
           April - June                    35%        39%         39%
           July - September                 8%         9%          7%
           October - December              46%        42%         43%
                                          ---        ---         ---
                                          100%       100%        100%
                                          ===        ===         ===

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

      Following is a geographical breakdown of the Company's auction sales for the three months ended March 31, 1998 and 1997 (in thousands):

                                     For the Three Months
                                        Ended March 31,
                                     1998           1997
                                   -----------------------
      North America                $173,804       $137,170
      Europe                         78,132         64,942
      Asia                                0          5,150
                                   --------       --------
      Total                        $251,936       $207,262
                                   ========       ========

      For the quarter ended March 31, 1998, worldwide auction sales of $251.9 million increased $44.7 million, or 22%, compared to the first quarter of 1997. Auction sales recorded by the Company's foreign operations were not materially affected by translation into U.S. dollars for the first quarter of 1998. The increase in first quarter sales occurred largely in North America primarily due to the Old Masters paintings and drawings sales and the sale of the Collection of H.R.H. the Duke and Duchess of Windsor. The sales increase in Europe was principally due to the results of the Roger Collection and Russian sales in London. No sales took place in Asia in the first quarter of 1998.

      For the first quarter of 1998, worldwide auction and related revenues increased $10.2 million, or 22%, compared to 1997. Foreign currency exchange rate movements did not materially affect revenues for the first quarter of 1998. This increase was primarily a result of higher commission revenue due to the increased sales discussed above and an increase in expense recoveries associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor. Auction and related revenues as a percentage of sales for the three months ended March 31, 1998 was relatively flat in comparison to the three months ended March 31, 1997.

      Other revenue, which primarily includes revenues from art-related financing activities and real estate operations, increased $4.1 million, or 46% in the first quarter of 1998 when compared to the same quarter of 1997. This increase was due to stronger real estate sales in the U.S. and an increase in the average loan portfolio balance.

      Total expenses increased $10.7 million in the first quarter of 1998 compared to 1997. Movements in foreign currency exchange rates did not have a material impact on first quarter expenses.

      Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) increased $7.9 million during the first quarter of 1998 compared to the same period of 1997. This increase reflects higher auction sales and the impact of costs associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor which were partially recovered and reflected in auction and related revenue as well as increased corporate marketing costs.

      Excluding non-recurring charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $58.2 million for the first quarter of 1998, an increase of 10% compared to the first quarter of 1997. This increase was principally due to an increase in salaries and related costs resulting from new initiatives.

      During the first quarter of 1997, the Company recorded non-recurring charges of $2.5 million which consist largely of legal and other professional fees associated with the Independent Review Committee.

      Net interest expense increased $2.3 million for the three months ended March 31, 1998 due to additional commercial paper borrowings to fund the increased loan portfolio.

      The consolidated effective tax rate was 37% for the quarter ended March 31, 1998 compared to 39% in the prior year.

      For the first quarter of 1998, the Company's net loss improved 7%, to a net loss of $6.3 million from a net loss of $6.8 million in the first quarter of 1997. The diluted loss per share for the first quarter of 1998 improved 8% to $0.11 from $0.12 in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $174.3 million at March 31, 1998 compared to a net debt position of $85.5 million at December 31, 1997, reflecting the seasonal nature of the Company's auction business. Working capital (current assets less current liabilities) at March 31, 1998 was $160.1 million compared to $121.7 million at December 31, 1997.

      The Company's client loan portfolio increased to $282.5 million at March 31, 1998 from $276.4 million at December 31, 1997. These amounts include $108.2 million and $112.0 million of loans which have a maturity of more than one year at March 31, 1998 and December 31, 1997, respectively.

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

      For the three months ended March 31, 1998, the Company's primary sources of liquidity were derived from available cash balances supplemented by commercial paper and short term borrowings. The most significant cash uses during the first three months of 1998 were operations, the net funding of the client loan portfolio and payment of shareholder dividends.

      Capital expenditures, consisting primarily of office and auction facility refurbishment and the acquisition of computer equipment, totaled $4.0 and $1.7 million for the first three months of 1998 and 1997, respectively.

      In certain instances, consignor advances are made with recourse limited only to the works of art consigned for sale and pledged as security for the loan. As of March 31, 1998, no such advances were outstanding. From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. (See Note 5 in the Notes to the Consolidated Financial Statements for additional information.) The Company does not believe that material liquidity risk exists relating to these commitments.

      The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program and credit facilities will continue to be adequate to fund the client loan program, peak working capital requirements and short-term commitments to consignors.

      The Company evaluated the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. An application to re-zone the site of the Company's New York auction facility and global headquarters was filed with New York City in October of 1997. The filing outlined the Company's intent to construct a six story addition and to renovate its current facility on York Avenue. The City of New York has decided to permit the Company to proceed on a "short" zoning application process with the target of Summer 1998 for the issuance of a building permit and initiation of construction.

      This planned construction will expand auction, warehouse and office space in New York City and will enable the Company to consolidate its auction operations in New York into one facility. If the project is approved by the City of New York, the capital expenditures relating to the new building construction will be in the range of $100-115 million. As of May 8, 1998 the Company has financial commitments in relation to this project of approximately $12 million. The Company believes that adequate capital and debt financing will be available to complete this proposed project. The Company is currently discussing financing options with various financial institutions but will most likely finance this expenditure through the U.S. public debt market.

FORWARD-LOOKING STATEMENTS

      This form 10-Q contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company, particularly with respect to the adequacy of working capital as well as additional capital necessary for the planned expansion of the Company's New York auction facility. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular rank order:

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

      (5) The planned expansion of a New York auction facility and global headquarters.


      See Note 5 in the Notes to the Consolidated Financial Statements for additional information.

                           PART II. OTHER INFORMATION


  ITEM 5. OTHER INFORMATION

      On April 30, 1998, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were: (i) the election of three directors by holders of Class A Limited Voting Common Stock; (ii) the election of seven directors by the holders of Class B Common Stock; and (iii) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 1998. All nominees were elected, and all proposals passed.
  The results of the voting are shown below:

  ELECTION OF CLASS A DIRECTORS

  NOMINEES                            FOR        AGAINST            WITHHELD
  --------                            ---        -------            --------

  Walter J.P. Curley             33,980,001         0                93,627
  Max M. Fisher                  33,978,933         0                94,695
  A. Alfred Taubman              33,513,589         0               560,039


  ELECTION OF CLASS B DIRECTORS

  NOMINEES                            FOR        AGAINST            WITHHELD
  --------                            ---        -------            --------

  Conrad Black                  165,819,280         0                  0
  Viscount Blakenham            165,819,280         0                  0
  Diana D. Brooks               165,819,280         0                  0
  The Marquess of
        Hartington              165,819,280         0                  0
  Henry R. Kravis               165,819,280         0                  0
  Jeffrey H. Miro               165,819,280         0                  0
  Sharon Percy Rockefeller      165,819,280         0                  0


  RATIFICATION OF INDEPENDENT AUDITORS

  199,892,908  Votes were cast;
  199,862,851  Votes were cast for the Resolution;
        9,771 Votes were cast against the Resolution; and 20,286 Votes were abstained

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27. Financial Data Schedule


          (b)  Reports on Form 8-K None.

                                  Exhibit Index

     Exhibit No.                Description
     -----------                -----------

         27.                    Financial Data Schedule

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 15th day of May, 1998, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.


                                      SOTHEBY'S HOLDINGS, INC.


                                      By: /s/ Cyndee L. Grillo
                                         ---------------------------------
                                          Cyndee L. Grillo
                                          Vice President, Controller
                                          and Chief Accounting Officer