Form 10-Q
period 1998-06-30
SOTHEBYS HOLDINGS INC
filed 1998-08-13
CIK 823094

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998
Commission File Number 1-9750


                            Sotheby's Holdings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Michigan                                38-2478409
     -------------------------------              -------------------
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)               Identification No.)


  500 North Woodward Avenue, Suite 100
      Bloomfield Hills, Michigan                     48304
----------------------------------------          -----------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:   (248) 646-2400
                                                      ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

As of July 31, 1998, there were outstanding 39,879,712 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,002,094 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.


================================================================================

                                      INDEX
                                      -----

                                                                     PAGE
                                                                     ----
PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements:

         Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 1998 and 1997                             4

         Consolidated Balance Sheets at June 30, 1998
         and December 31, 1997                                           5

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997                         6

         Notes to the Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                           9


PART II: OTHER INFORMATION
--------------------------
Item 6.  Exhibits and Reports on Form 8-K                               13

EXHIBIT INDEX                                                           14

SIGNATURE                                                               15

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
(Unaudited)
                                                                For the Three Months       For the Six Months
                                                                   Ended June 30,             Ended June 30,
                                                               ---------------------      --------------------
                                                                 1998         1997          1998        1997
                                                               --------     --------      --------    --------
Revenues:

Auction and related revenue                                    $129,916     $118,406      $185,182    $163,522
Other revenue                                                    16,900       12,596        29,956      21,562
                                                               --------     --------      --------    --------
Total revenues                                                  146,816      131,002       215,138     185,084
                                                               --------     --------      --------    --------
Expenses:

Direct costs of services                                         23,494       21,956        41,371      31,944
Salaries and related costs                                       40,074       34,003        73,193      62,950
General and administrative                                       25,054       21,124        46,917      42,563
Depreciation and amortization                                     3,185        2,622         6,418       5,184
Non-recurring charges                                                 0        3,000             0       5,500
                                                               --------     --------      --------    --------
Total expenses                                                   91,807       82,705       167,899     148,141
                                                               --------     --------      --------    --------

Operating income                                                 55,009       48,297        47,239      36,943

Interest income                                                     672          616         1,320       1,408
Interest expense                                                  2,312        1,185         5,085       1,799
Other expense                                                       (98)        (226)         (174)       (170)
                                                               --------     --------      --------    --------
Income before taxes                                              53,271       47,502        43,300      36,382

Income taxes                                                     19,709       18,162        16,021      13,825
                                                               --------     --------      --------    --------
Net Income                                                      $33,562      $29,340       $27,279     $22,557
                                                               ========     ========      ========    ========
Basic Income Per Share                                            $0.59        $0.53         $0.48       $0.40
                                                               ========     ========      ========    ========
Diluted Income Per Share                                          $0.59        $0.52         $0.48       $0.40
                                                               ========     ========      ========    ========
Basic Weighted Average Shares Outstanding (in millions)           56.8         55.8          56.4        55.9
                                                               ========     ========      ========    ========
Diluted Weighted Average Shares Outstanding (in millions)         57.3         56.4          57.1        56.2
                                                               ========     ========      ========    ========
Dividends Per Share                                               $0.10        $0.10         $0.20       $0.20
                                                               ========     ========      ========    ========


See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                                             June 30,        December 31,
                                                                               1998             1997
                                                                           (Unaudited)
                                                                           -----------       -----------
Assets:
Current Assets:
Cash and cash equivalents                                                      $1,411           $33,642
Accounts and notes receivable, net of allowance
   for doubtful accounts of $10,504 and $10,419
    Accounts receivable                                                       301,272           315,274
    Notes receivable                                                          116,975           160,807
    Other                                                                      30,092            35,448
                                                                             --------          --------
        Total Accounts and Notes Receivable, Net                              448,339           511,529
                                                                             --------          --------
Inventory, net                                                                 17,648            23,574
Deferred income taxes                                                           6,868             6,401
Prepaid expenses and other current assets                                      20,171            18,511
                                                                             --------          --------
        Total Current Assets                                                  494,437           593,657
                                                                             --------          --------

Notes receivable                                                              251,947           111,974
Properties, less allowance for depreciation
   and amortization of $75,780 and $70,342                                     85,162            78,542
Intangible assets, less allowance for
   amortization of $17,508 and $16,671                                         32,668            32,618
Investments                                                                    37,013            37,466
Other assets                                                                    5,686             5,984
                                                                             --------          --------
        Total Assets                                                         $906,913          $860,241
                                                                             ========          ========

Liabilities And Shareholders' Equity:
Current Liabilities:
Due to consignors                                                            $296,364          $352,437
Short-term borrowings                                                          10,594             2,168
Accounts payable and accrued liabilities                                       84,560            87,252
Deferred revenue                                                               11,645             6,510
Accrued income taxes                                                           30,610            23,568
                                                                             --------          --------
        Total Current Liabilities                                             433,773           471,935
                                                                             --------          --------
Long-Term Liabilities:
Commercial paper                                                              155,000           117,000
Deferred income taxes                                                          11,715            11,908
Other liabilities                                                              16,124             1,130
                                                                             --------          --------
        Total Liabilities                                                     616,612           601,973
                                                                             --------          --------
Shareholders' Equity:
Common Stock, $0.10 par value:                                                  5,685             5,582
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 39,852,332 and 38,762,656 of Class A, and 17,002,094 and 17,058,400 of Class B, at June 30, 1998 and
  December 31, 1997, respectively
Additional paid-in capital                                                     86,626            71,132
Retained earnings                                                             213,018           197,027
Accumulated other comprehensive income                                        (15,028)          (15,473)
                                                                             --------          --------
         Total Shareholders' Equity                                           290,301           258,268
                                                                             --------          --------
         Total Liabilities And Shareholders' Equity                          $906,913          $860,241
                                                                             ========          ========


See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
(UNAUDITED)

Six Months Ended June 30,
-------------------------
                                                                      1998             1997
                                                                   ---------         --------
Operating Activities:
Net Income                                                          $27,279          $22,557
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
   Depreciation and amortization                                      6,532            5,184
   Deferred income taxes                                               (467)            (182)
   Tax benefit of stock option exercises                              2,154              858
   Asset provisions                                                   2,208            2,571
   Other                                                                297              459

Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                        18,136          (57,727)
   Decrease (increase) in inventory                                   4,917           (3,971)
   Increase in prepaid expenses and other current assets             (1,832)          (1,462)
   (Increase) decrease in other assets                               (1,015)             336
   (Decrease) increase in due to consignors                         (56,605)           1,137
   Increase in accrued income taxes                                   6,959            5,513
   Increase (decrease) in other liabilities                          19,573           (8,399)
                                                                   ---------         --------
   Net cash provided (used) by operating activities                  28,136          (33,126)
                                                                   ---------         --------
Investing Activities:
Increase in notes receivable                                       (144,834)        (109,519)
Collections of notes receivable                                      48,844           47,808
Capital expenditures                                                (12,764)          (4,829)
Decrease in investments                                                 452              125
Acquisitions                                                              -           (1,854)
                                                                   ---------         --------
   Net cash used by investing activities                           (108,302)         (68,269)
                                                                   ---------         --------
Financing Activities:
Increase in commercial paper                                         38,000           45,000
Increase in short term borrowings                                     8,695           16,004
Proceeds from exercise of stock options                              13,444            2,320
Repurchase of common stock                                                -           (7,794)
Dividends                                                           (11,288)         (11,180)
                                                                   ---------         --------
   Net cash provided by financing activities                         48,851           44,350
                                                                   ---------         --------

Effect of exchange rate changes on cash                                (916)           4,109
                                                                   ---------         --------
     Decrease in cash and cash equivalents                          (32,231)         (52,936)
Cash and cash equivalents at beginning of period                     33,642           66,886
                                                                   ---------         --------
     Cash and cash equivalents at end of period                      $1,411          $13,950
                                                                   =========         ========

Income taxes paid                                                    $5,561           $1,301

Interest paid                                                        $5,696           $1,716


See accompanying Notes to the Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

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

         In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1998 and 1997 have been included. Certain prior period amounts have been restated to conform to the current year's presentation. Principal activities and revenues from Emmerich Galleries have been reclassified to auction and related revenue from other revenue.

2.  NOTES RECEIVABLE

         The Company provides collectors, museums and dealers with financing secured by works of art that the Company typically controls. As of June 30, 1998, an amount equal to approximately 65% of the Company's notes receivable (current and non-current) was outstanding from a group of affiliated borrowers. The loans to this group mature on December 31, 2001 and are secured by a collection of paintings which the Company believes to be of exceptional quality. The Company also has recourse to a guarantor with respect to a portion of the loans. No other individual loans amounted to more than 5% of total assets at June 30, 1998. On occasion, the Company will also make loans where the Company participates in a share of the sales proceeds if the property sells for more than an agreed target amount and the Company shares in a portion of the loss if the property does not sell at or above the target amount.

         Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the six months ended June 30, 1998 and 1997 (in thousands):
                                                       1998            1997
                                                      ------          -------
         Allowance for credit losses
          at December 31, 1997 and 1996               $3,620          $2,501
         Provisions                                      238           1,126
         Write-offs                                        0              (3)
         Other                                          (222)            108
                                                      ------          ------
         Allowance for credit losses
          at June 30, 1998 and 1997                   $3,636          $3,732
                                                      ======          ======

3.  CREDIT ARRANGEMENTS

         At June 30, 1998, pursuant to the Company's $300 million U.S. commercial paper program, there were $155 million of outstanding commercial paper notes at weighted average discount rates of 5.66% with average maturities of 25 days. These notes have been classified on the consolidated balance sheet as long-term liabilities based on the Company's ability to maintain or refinance these obligations on a long-term basis. The U.S. commercial paper program was increased to $300 million from $200 million in July 1998. At June 30, 1998, the Company also had $10.6 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 3.37%.

         In May 1998, the Company filed a registration statement with the Securities and Exchange Commission relating to a shelf registration of $200 million of senior unsecured debt securities that may be offered and sold from time to time.

4.  COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires certain transactions to be included as adjustments to net income in order to report comprehensive income. These transactions referred to as other comprehensive income represent items that, under previous accounting standards, bypassed the statement of income and were reported directly as adjustments to the equity section of the balance sheet. The Company's other comprehensive income consisted of the change in the foreign currency translation adjustment amount during the period. The foreign currency translation adjustment amount previously reported as a separate component of shareholders' equity is now included in accumulated other comprehensive income in the Consolidated Balance Sheets. Comprehensive income for the three months ended June 30, 1998 and 1997 amounted to $35.1 million and $30.0 million, respectively and for the six months ended June 30, 1998 and 1997 amounted to $27.7 million and $19.0 million, respectively.

5.  COMMITMENTS AND CONTINGENCIES

         The Company, in the normal course of business, is a defendant in various legal actions.

         In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $26.9 million at June 30, 1998.

         On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. At August 1, 1998, the Company had outstanding guarantees totaling approximately $1.3 million which covers auction property having a mid-estimate sales price of approximately $1.8 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At June 30, 1998, no such amounts had been funded.

         In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements.

6.  SEASONALITY OF BUSINESS

         The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that at least 80% of the Company's auction sales are derived from the second and fourth quarters of the year.
                                              Percentage of Annual
                                                 Auction Sales
                                              --------------------
                                     1997             1996             1995
                                     ----             ----             ----

         January - March              11%              10%              11%
         April - June                 35%              39%              39%
         July - September              8%               9%               7%
         October - December           46%              42%              43%
                                     ----             ----             ----
                                     100%             100%             100%
                                     ====             ====             ====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

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

         Following is a geographical breakdown of the Company's auction sales for the three and six month periods ended June 30, 1998 and 1997 (in thousands):

                              For the Three Months         For the Six Months
                                 Ended June 30,               Ended June 30,
                               1998         1997            1998        1997
                             ---------------------        --------------------

         North America       $393,820     $294,182        $567,493    $431,352
         Europe               292,506      308,350         370,638     373,292
         Asia                  29,444       48,075          29,444      53,225
                             --------     --------        ---------   --------

         Total               $715,770     $650,607        $967,575    $857,869
                             ========     ========        ========    ========

         For the quarter ended June 30, 1998, worldwide auction sales of $715.7 million increased $65.2 million, or 10%, compared to the second quarter of 1997. For the six months ended June 30, 1998, worldwide auction sales increased $109.7 million, or 13% compared to the same period in 1997. Auction sales recorded by the Company's foreign operations were not materially affected by translation into U.S. dollars for the three and six month periods ended June 30, 1998. The increase in second quarter sales was due to a 34% increase in North America partially offset by a 5% decrease in Europe and a 39% decrease in Asia. The increase in North America was primarily due to American paintings, Contemporary art, 19th Century paintings and single owner sales, most notably the sale of silver, furniture, rare books and manuscripts from the collection of Jamie Ortiz-Patino. Sales in Europe decreased $15.8 million in the second quarter of 1998 when compared to the same period in 1997 primarily due to 1997 single owner sales, most notably the sale of Illuminated Manuscripts from the Beck Collection for which there were no comparable sales in the current year, and timing of the Contemporary art sales. The series of Contemporary art sales, traditionally held in June and therefore included in second quarter results, were held in July 1998. The decrease in Europe was partially offset by an increase in Impressionist and Modern art. The Impressionist and Modern art increase was highlighted by the sale of Claude Monet's WATERLILY POND AND PATH BY THE WATER, which sold for a record of $33 million, making it the most expensive Impressionist painting sold at any European auction since 1990. The sales decrease in Asia was primarily due to the slow down of the economies within Asia. Historically, Asia has accounted for approximately five percent of annual sales.

         Sales for the first six months of the year increased due to the items previously mentioned as well as North America's Old Master paintings and drawings sales, North America's sale of the Collection of H.R.H. the Duke and Duchess of Windsor and Europe's results from the sale of the Roger Collection and Russian sale held in London.

         For the three months ended June 30, 1998, worldwide auction and related revenues increased $11.5 million, or 10%, compared to the same period in 1997. Foreign currency exchange rate movements did not materially affect revenues for the second quarter of 1998. This increase was primarily a result of higher commission revenue due to the increased sales discussed above as well as an increase in principal activities offset by a decrease in private sales. Auction and related revenue as a percentage of sales for the three months ended June 30, 1998 was consistent with the three months ended June 30, 1997.

         For the six months ended June 30, 1998, auction and related revenues increased $21.7 million, or 13%, compared to the six months ended June 30, 1997. Foreign currency exchange rate movements did not materially affect revenues for the first six months of 1998. This increase was primarily the result of higher commission revenue due to the increased sales discussed above and expense recoveries associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor in the first quarter. The increase was also due to an increase in principal activities offset by a decrease in private sales. Auction and related revenue as a percentage of sales for the six months ended June 30, 1998 was consistent with the same period in 1997.

         Other revenue, which primarily includes revenues from art-related financing activities and real estate operations, increased $4.3 million, or 34% in the second quarter of 1998 when compared to the same quarter of 1997. For the six months ended June 30, 1998, other revenue increased $8.4 million, or 39%, compared to the same period in 1997. These increases were due to stronger real estate sales in the U.S. and an increase in the average loan portfolio balance.

         Total expenses increased $9.1 million, or 11%, in the second quarter of 1998 compared to the same quarter in 1997. For the six months ended June 30, 1998, total expenses increased $19.7 million, or 13%, compared to the same period in 1997. Movements in foreign currency exchange rates did not have a material impact on expenses for the three and six months ended June 30, 1998.

         Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) increased $1.5 million, or 7%, during the second quarter of 1998 compared to the same period of 1997. This increase is primarily due to the higher auction sales.

         Direct costs of services increased $9.4 million, or 30%, during the six months ended June 30, 1998 compared to the same period of 1997. This increase was primarily due to the increase in auction sales, a change in the sales mix in Europe, increased corporate marketing costs and the impact of costs associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor which were partially recovered and reflected in auction and related revenue.

         Excluding non-recurring charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $68.3 million for the second quarter of 1998, an increase of 18% compared to the second quarter of 1997. For the six months ended June 30, 1998, these expenses increased $15.8 million, or 14%, compared to 1997. These increases were principally due to an increase in salaries and related costs resulting from new initiatives and expertise, long-term incentive plans and costs incurred relating to the startup of the Paris office.

         During the second quarter and first six months of 1997, the Company recorded non-recurring charges of $3.0 million and $5.5 million respectively, which consist largely of legal and other professional fees associated with the Independent Review Committee.

         Net interest expense increased $1.1 million and $3.4 million for the three and six months ended June 30, 1998, respectively, due to additional commercial paper borrowings to fund the increased loan portfolio.

         The consolidated effective tax rate was 37% for the three and six months ended June 30, 1998 compared to 38% for the comparable periods in the prior year.

         For the second quarter of 1998, the Company's net income improved 15% to $33.6 million from net income of $29.3 million in the second quarter of 1997. Diluted earnings per share for the second quarter of 1998 improved 13% to $0.59 from $0.52 for the second quarter of 1997. The impact on diluted earnings per share for the three months ended June 30, 1998 related to the economies in Asia and the startup of the Paris office was approximately ($0.04) and ($0.01) per share, respectively. For the six months ended June 30, 1998, net income increased $4.7 million, or 21%, to $27.3 million from $22.6 million for the same period in 1997. Diluted earnings per share for the first six months of 1998 improved 20% to $0.48 from $0.40 for the first six months of 1997. The impact on diluted earnings per share for the six months ended June 30, 1998 related to the economies in Asia and the startup of the Paris office was approximately ($0.04) and ($0.02) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $164.2 million at June 30, 1998 compared to a net debt position of $85.5 million at December 31, 1997, reflecting higher borrowings to fund the increased client loan portfolio. Working capital (current assets less current liabilities) at June 30, 1998 was $60.7 million compared to $121.7 million at December 31, 1997.

         The Company's client loan portfolio increased to $372.5 million at June 30, 1998 from $276.4 million at December 31, 1997. These amounts include $251.9 million and $112.0 million of loans which have a maturity of more than one year at June 30, 1998 and December 31, 1997, respectively.

         The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. The U.S. commercial paper program was increased to $300 million from $200 million in July 1998. The Company supports any short-term notes issued under its U.S. commercial paper program with a committed credit facility. The Company maintains $300 million of committed and available financing to July 11, 2001 pursuant to a Bank Credit Agreement.
         Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, which may be offered and sold from time to time.

         For the six months ended June 30, 1998, the Company's primary sources of liquidity were derived from commercial paper and short-term borrowings supplemented by available cash balances and operations. The most significant cash uses during the first six months of 1998 were the net funding of the client loan portfolio, capital expenditures and payment of shareholder dividends.

         Capital expenditures, consisting primarily of office and auction facility refurbishment, acquisition of computer equipment and software, and costs associated with the construction of the York Property, as defined below, totaled $12.8 million and $4.8 million for the first six months of 1998 and 1997, respectively.

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

         The Company evaluated the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. An application to re-zone the site of the Company's New York auction facility and global headquarters was filed with New York City in October 1997. The filing outlined the Company's intent to construct a six story addition and to renovate its current facility on York Avenue ("the York Property"). New York City Planning approved the re-zoning application for the expansion project on Ausust 5, 1998. The New York City Council review will occur in late August or early September.

         This planned construction will expand auction, warehouse and office space in New York City and will enable the Company to consolidate its auction operations in New York into one facility. The capital expenditures relating to the new building construction is currently estimated to be in the range of $100-120 million. Updated cost estimates are being performed based upon the most recent architectural and engineering studies and should be finalized in September. As of August 5, 1998, the Company has financial commitments in relation to this project of approximately $12 million. The Company believes that it has sufficient capital resources to carry out planned capital spending relating to this proposed project.

         The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program, credit facilities and the shelf registration will continue to be adequate to fund the client loan program, peak working capital requirements, short-term commitments to consignors and the proposed project on the York Property.

FORWARD-LOOKING STATEMENTS
--------------------------

         This form 10-Q contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company, particularly with respect to the adequacy of working capital as well as additional capital necessary for the planned expansion of the Company's New York auction facility. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular order:

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

         (5) The planned expansion of the New York auction facility and global headquarters.

         See Note 5 in the Notes to the Consolidated Financial Statements for additional information.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K


            (a)     Exhibits

                    27. Financial Data Schedule


            (b)     Reports on Form 8-K

                    (i) On May 20, 1998, the Company reported on Form 8-K that the Company funded additional secured loans which increased, at that time, the outstanding balance of the Company's notes receivable (current and non-current) to $384 million.

                                  EXHIBIT INDEX


        Exhibit No.                            Description
        ----------                             ------------
        27.                                    Financial Data Schedule

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 13th day of August, 1998, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





                                                    SOTHEBY'S HOLDINGS, INC.


                                                    By: /s/ JOSEPH A. DOMONKOS
                                                    ----------------------------
                                                    Joseph A. Domonkos
                                                    Vice President, Controller
                                                    and Chief Accounting Officer