Form 10-Q
period 1998-09-30
SOTHEBYS HOLDINGS INC
filed 1998-11-10
CIK 823094

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998
Commission File Number 1-9750


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

As of November 2, 1998, there were outstanding 39,900,028 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,002,094 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

================================================================================

                                      INDEX
                                      -----

                                                                     PAGE
                                                                     ----
PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements:

         Consolidated Statements of Income for the Three and Nine
         Months Ended September 30, 1998 and 1997                        3

         Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997                                           4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1997                   5

         Notes to the Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                          10


PART II: OTHER INFORMATION
--------------------------
Item 6.  Exhibits and Reports on Form 8-K                               18

EXHIBIT INDEX                                                           19

SIGNATURE                                                               20

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars, except per share data)
(Unaudited)
                                                                For the Three Months      For the Nine Months
                                                                 Ended September 30,       Ended September 30,
                                                               ---------------------      --------------------
                                                                 1998         1997          1998        1997
                                                               --------     --------      --------    --------
Revenues:

  Auction and Related ...................................       $34,478      $39,903      $219,660     $203,424
  Other .................................................        16,810       11,411        46,766       32,974
                                                               ---------    ---------     ---------    ---------
Total Revenues ..........................................        51,288       51,314       266,426      236,398
                                                               ---------    ---------     ---------    ---------
Expenses:

  Direct Costs of Services ..............................         9,057        9,321        50,428       41,265
  Salaries and Related Costs ............................        32,562       29,376       105,754       92,326
  General and Administrative ............................        21,523       23,151        68,440       65,714
  Depreciation and Amortization .........................         3,313        3,231         9,731        8,415
  Non-Recurring Charges .................................        15,200        3,500        15,200        9,000
                                                                --------     --------     ---------    ---------
Total Expenses ..........................................        81,655       68,579       249,553      216,720
                                                                --------     --------     ---------    ---------

Operating (Loss) Income .................................       (30,367)     (17,265)       16,873       19,678

Interest Income .........................................           686          650         2,006        2,058
Interest Expense ........................................         3,309        1,880         8,394        3,679
Other Expense ...........................................           (13)         (54)         (188)        (224)
                                                                --------     --------     ----------   ---------
(Loss) Income Before Taxes ..............................       (33,003)      18,549         10,297      17,833

Income Tax Benefit (Expense) ............................        12,211        7,227         (3,810)     (6,598)
                                                               ---------    ---------      ---------   ---------
Net (Loss) Income .......................................      ($20,792)    ($11,322)        $6,487     $11,235
                                                               =========    =========      =========   =========
Basic (Loss) Earnings Per Share .........................        ($0.37)      ($0.20)          $0.11       0.20
                                                                ========     ========      =========   =========
Diluted (Loss) Earnings Per Share .......................        ($0.37)      ($0.20)          $0.11       0.20
                                                                ========     ========      =========   =========
Basic Weighted Average Shares Outstanding (in millions) .          56.9         55.9            56.6       55.9
                                                                ========     ========      =========   =========
Diluted Weighted Average Shares Outstanding (in millions)          56.9         55.9            57.0       56.2
                                                                ========     ========      =========   =========
Dividends Per Share                                                $0.10        $0.10          $0.30       $0.30
                                                                ========     ========      =========   =========

See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
                                                                          September 30,     December 31,
                                                                               1998             1997
                                                                           (Unaudited)
                                                                           -----------       -----------

Assets
Current Assets
Cash and cash equivalents ................................................   $16,834            $33,642
Accounts and notes receivable, net of allowance
   for doubtful accounts of $8,813 and $10,419
    Accounts receivable ..................................................   144,031            315,274
    Notes receivable .....................................................   183,010            160,807
    Other ................................................................    18,851             35,448
                                                                            ---------          ---------
Total Accounts and Notes Receivable, Net                                     345,892            511,529
                                                                            ---------          ---------
Inventory, net ...........................................................    15,125             23,574
Deferred income taxes ....................................................     9,388              6,401
Prepaid expenses and other current assets ................................    23,526             18,511
                                                                           ----------          ---------
        Total Current Assets .............................................   410,765            593,657
                                                                           ----------          ---------
Notes receivable .........................................................   259,603            111,974
Properties, less allowance for depreciation
    and amortization of $79,714 and $70,342                                   79,549             78,542
Intangible assets, less allowance for
    amortization of $18,048 and $16,671                                       32,512             32,618
Investments ..............................................................    36,960             37,466
Other assets .............................................................     6,344              5,984
                                                                           ----------         ----------
        Total Assets .....................................................  $825,733           $860,241
                                                                           ==========         ==========

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors ........................................................  $117,703           $352,437
Other short-term borrowings ..............................................    33,334              2,168
Accounts payable and accrued liabilities .................................    70,486             87,252
Deferred revenue .........................................................    12,706              6,510
Accrued income taxes .....................................................    15,037             23,568
                                                                            ---------          ---------
        Total Current Liabilities ........................................   249,266            471,935
                                                                            ---------          ---------

Long-Term Liabilities
Commercial paper .........................................................   285,000            117,000
Deferred income taxes ....................................................     9,876             11,908
Other liabilities ........................................................    15,762              1,130
                                                                           ----------         ----------
        Total Liabilities ................................................  $559,904           $601,973
                                                                           ----------         ----------

Shareholders' Equity
Common Stock, $0.10 par value:............................................     5,690              5,582
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 39,897,288 and 38,762,656 of Class A, and 17,002,094 and 17,058,400 of Class B, at September 30, 1998 and
  December 31, 1997, respectively
Additional paid-in capital ...............................................    89,172             71,132
Retained earnings ........................................................   186,567            197,027
Accumulated other comprehensive income ...................................   (15,600)           (15,473)
                                                                           ----------         ----------
        Total Shareholders' Equity ......................................    265,829            258,268
                                                                           ----------         ----------
        Total Liabilities And Shareholders' Equity ......................   $825,733           $860,241
                                                                           ==========         ==========

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(Thousands of dollars)
(UNAUDITED)

Nine Months Ended September 30,
-------------------------------
                                                                      1998             1997
                                                                   ---------         --------

Operating Activities:
Net Income                                                           $6,487           $11,235
Adjustments to reconcile net income to net cash
   used by operating activities:
   Depreciation and amortization                                     12,300             8,415
   Write-off of Leasehold Improvements and Furniture and Fixtures    14,100                 -
   Deferred income taxes                                             (6,566)           (2,590)
   Tax benefit of stock option exercises                              2,275             1,656
   Asset provisions                                                   2,401             5,530
   Other                                                               (379)              250

Changes in assets and liabilities:
   Decrease in accounts receivable                                  183,683            111,588
   Decrease (increase) in inventory                                   7,086             (5,635)
   Increase in prepaid expenses and other current assets             (5,518)            (5,456)
   (Increase) decrease in other assets                               (1,785)               523
   Decrease in due to consignors                                   (232,236)          (195,024)
   Decrease in accrued income taxes                                  (6,810)           (15,256)
   Increase (decrease) in other liabilities                           6,542             (9,903)
                                                                   ---------          ---------
   Net cash used by operating activities                            (18,420)           (94,667)
                                                                   ---------          ---------
Investing Activities:
Increase in notes receivable                                       (219,772)          (182,179)
Collections of notes receivable                                      48,844             67,706
Capital expenditures                                                (27,386)           (11,430)
Decrease in investments                                                 505                 55
Acquisitions                                                              -             (6,190)
                                                                  ----------         ----------
   Net cash used by investing activities                           (197,809)          (132,038)
                                                                  ----------         ----------
Financing Activities:
Increase in commercial paper                                        168,000            176,000
Increase in short term borrowings                                    32,285              9,653
Proceeds from exercise of stock options                              15,873              7,119
Repurchase of common stock                                               -             (10,127)
Dividends                                                           (16,947)           (16,782)
                                                                  ----------         ----------
   Net cash provided by financing activities                        199,211            165,863
                                                                  ----------         ----------

Effect of exchange rate changes on cash                                 210              7,785
     Decrease in cash and cash equivalents                          (16,808)           (53,057)
Cash and cash equivalents at beginning of period                     33,642             66,886
                                                                  ----------         ----------
     Cash and cash equivalents at end of period                     $16,834            $13,829
                                                                  ==========         ==========

Income taxes paid                                                   $17,896             $19,240

Interest paid                                                        $7,625              $4,189


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

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1998 and 1997 have been included. Certain prior period amounts have been reclassified to conform to the current year's presentation. Principal activities and revenues from Emmerich Galleries have been reclassified to auction and related revenue from other revenue.

2.  NOTES RECEIVABLE

     The Company provides collectors, museums and dealers with financing generally secured by works of art that the Company typically controls and other personal property owned by its clients. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose loans to collectors, museums or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws.

     As of September 30, 1998, an amount equal to approximately 65% of the Company's notes receivable (current and non-current) was extended to two borrowers. One of these loans, which represents approximately 54% of the total outstanding notes receivable as of September 30, 1998, was outstanding from a group of affiliated corporate borrowers, under a structure in which the Company's recourse is effectively limited to the works of art pledged as collateral for the loan. The loan to this group was to mature on December 31, 2001; however, subsequent to the balance sheet date, in late October, it was repaid in full. The prepayment of this loan will result in the recognition of $18.7 million of addditional revenue in the fourth quarter of 1998 relating to the origination fee that would have been amortized through 2001. No other individual loan or group of related loans amounted to more than 5% of total assets at September 30, 1998.

     The Company regularly reviews its loan portfolio. Each loan is analyzed based on the current estimated realizable value of collateral securing the loan. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower.


     Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the nine months ended September 30, 1998 and 1997 (in thousands):



                                                       1998            1997
                                                      ------          -------
         Allowance for credit losses
          at December 31, 1997 and 1996               $3,620          $2,501
         Provisions                                      238           1,188
         Write-offs                                     (855)             (3)
         Other                                          (365)             98
                                                      ------          ------
         Allowance for credit losses
          at September 30, 1998 and 1997              $2,638          $3,784
                                                      ======          ======

3.  CREDIT ARRANGEMENTS

     At September 30, 1998, pursuant to the Company's $300 million U.S. commercial paper program, there were $285 million of outstanding commercial paper notes at weighted average discount rates of 5.63% with average maturities of 29 days. These notes have been classified on the consolidated balance sheet as long-term liabilities based on the Company's ability and intent to maintain or refinance these obligations on a long-term basis. The U.S. commercial paper program was increased to $300 million from $200 million in July 1998. At September 30, 1998, the Company also had $33.3 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 7.08%.

     In May 1998, the Company filed a registration statement with the Securities and Exchange Commission relating to a shelf registration of $200 million of senior unsecured debt securities that may be offered and sold from time to time.

4.  COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which requires certain transactions to be included as adjustments to net income in order to report comprehensive income. These transactions referred to as other comprehensive income represent items that, under previous accounting standards, bypassed the statement of income and were reported directly as adjustments to the equity section of the balance sheet. The Company's other comprehensive income consisted of the change in the foreign currency translation adjustment amount during the period. The foreign currency translation adjustment amount previously reported as a separate component of shareholders' equity is now included in accumulated other comprehensive income in the Consolidated Balance Sheets. Comprehensive income (loss) for the three months ended September 30, 1998 and 1997 amounted to ($21.4) million and ($13.2) million, respectively and for the nine months ended September 30, 1998 and 1997 amounted to $6.4 million and $5.7 million, respectively.

5.  COMMITMENTS AND CONTINGENCIES

     The Company, in the normal course of business, is a defendant in various legal actions.

     In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $22.8 million at September 30, 1998.

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. At October 31, 1998, the Company had outstanding guarantees totaling approximately $9.8 million, which covers auction property having a mid-estimate sales price of approximately $14.2 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At September 30, 1998, no such amounts had been funded.

     In conjunction with the Company's building construction, see Management's Discussion and Analysis under Liquidity and Capital Resources for further information, as of November 9, 1998 the Company has financial commitments of approximately $46.0 million.

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
                                     ====             ====             ====


 7.  Non-Recurring Charges

     During the third quarter and first nine months of 1998, the Company recorded a non-recurring charge of $15.2 million relating to the construction of the York Property, as defined in Management's Discussion and Analysis under Liquidity and Capital Resources. Approximately $14.1 million of this amount is a non-cash charge resulting from the impairment of existing leasehold improvements and related furniture and fixtures. The remaining amount of approximately $1.1 million is a provision resulting from the cost of future rental obligations on rental space in New York City that will be abandoned as part of the plan.

     During the third quarter and first nine months of 1997, the Company recorded non-recurring charges of $3.5 million and $9.0 million respectively, which consist largely of legal and other professional fees associated with the Independent Review Committee. See Form 10-K for the year ended December 31, 1997 for further information.

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

     Following is a geographical breakdown of the Company's auction sales for the three and nine month periods ended September 30, 1998 and 1997 (in thousands):


                           For the Three Months        For the Nine Months
                            Ended September 30,         Ended September 30,
                             1998         1997            1998        1997
                           --------------------        ---------------------

         North America     $32,224      $32,087         $599,848    $463,439
         Europe            122,952       98,536          493,590     471,828
         Asia                2,515        7,155           31,829      60,380
                          --------     --------       ----------    --------
         Total            $157,691     $137,778       $1,125,267    $995,647
                          ========     ========       ==========    ========

     For the quarter ended September 30, 1998, worldwide auction sales of $157.7 million increased $19.9 million, or 14%, compared to the third quarter of 1997. For the nine months ended September 30, 1998, worldwide auction sales increased $129.6 million, or 13% compared to the same period in 1997. Auction sales recorded by the Company's foreign operations were not materially affected by translation into U.S. dollars for the three and nine month periods ended September 30, 1998. The increase in third quarter sales was due to a 25% increase in Europe partially offset by a 65% decrease in Asia. The increase in Europe was primarily due to the timing of the Contemporary art Part I and II sales and Impressionist Part II sale. The series of Contemporary art sales and Impressionist Part II sale, traditionally held in June, were held in July 1998 and therefore are included in third quarter results. The sales decrease in Asia was primarily due to the slow down of the economies within Asia. Historically, Asia has accounted for approximately five percent of annual sales.

     Sales for the first nine months of the year increased due to a 29% increase in North America and a 5% increase in Europe, offset by a 47% decrease in Asia. The increase in North America was primarily due to sales of Old Master paintings and drawings, American paintings, Contemporary art, 19th Century paintings, single-owner-sales, most notably the sale of Rare Books and Manuscripts, Magnificent English Silver and French Furniture and Decorations from the Collection of Jamie Ortiz-Patino, and the sale of the Collection of H.R.H. the Duke and Duchess of Windsor. The sales increase in Europe was primarily due to sales of Impressionist and Modern art, English Furniture, the Roger Collection and the Russian sale held in London. The sales decrease in Asia was primarily due to the slow down of the economies within Asia. Historically, Asia has accounted for approximately five percent of annual sales.

     For the three months ended September 30, 1998, worldwide auction and related revenues decreased $5.4 million, or 14%, compared to the same period in 1997. Foreign currency exchange rate movements did not materially affect revenues for the third quarter of 1998. This decrease was primarily a result of a significant private treaty sale in the third quarter of 1997. Private Treaty transactions are not subject to the same seasonality as auction sales. This decrease was offset by higher commission revenue from increased sales discussed above. Auction and related revenues as a percentage of sales for the three months ended September 30, 1998 decreased from 29.0% to 21.9% as compared to the same period in 1997.

     For the nine months ended September 30, 1998, auction and related revenues increased $16.2 million, or 8%, compared to the nine months ended September 30, 1997. Foreign currency exchange rate movements did not materially affect revenues for the first nine months of 1998. This increase was primarily the result of higher commission revenue due to the increased sales discussed above and expense recoveries associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor in the first quarter. The increase was also due to an increase in principal activities offset by a decline in private treaty sales. Auction and related revenues as a percentage of sales for the nine months ended September 30, 1998 decreased from 20.4% to 19.5% as compared to the same period in 1997.

     Other revenues, which primarily includes revenues from art-related financing activities and real estate operations, increased $5.4 million, or 47% in the third quarter of 1998 when compared to the same quarter of 1997. For the nine months ended September 30, 1998, other revenue increased $13.8 million, or 42%, compared to the same period in 1997. These increases were due to stronger real estate sales in the U.S. and an increase in the average loan portfolio balance.

     Total expenses, excluding non-recurring charges, increased $1.4 million, or 2%, in the third quarter of 1998 compared to the same quarter in 1997. For the nine months ended September 30, 1998, total expenses, excluding non-recurring charges, increased $26.6 million, or 13%, compared to the same period in 1997. Movements in foreign currency exchange rates did not have a material impact on expenses for the three and nine months ended September 30, 1998.

     Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) decreased $0.3 million, or 3%, during the third quarter of 1998 compared to the same period of 1997. This decrease is primarily due to a decrease in corporate marketing expenses partially offset by an increase associated with higher auction sales.

     Direct costs of services increased $9.2 million, or 22%, during the nine months ended September 30, 1998 compared to the same period of 1997. This increase was primarily due to the increase in auction sales, a change in the sales mix in Europe and the impact of costs associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor which were partially recovered and reflected in auction and related revenue. The increase was partially offset by a minimal decrease in corporate marketing costs.

     Excluding non-recurring charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $57.4 million for the third quarter of 1998, an increase of 3% compared to the third quarter of 1997. For the nine months ended September 30, 1998, these expenses (excluding non-recurring charges) increased $17.5 million, or 10%, compared to 1997. These increases were due primarily to an increase in salaries and related costs resulting from new initiatives and expertise, long-term incentive plans, costs incurred relating to the startup of the Paris office and increased general and administrative costs related to the construction of the York Property.

     As discussed in Note 7 to the consolidated financial statements, during the third quarter and first nine months of 1998, the Company recorded a non-recurring charge of $15.2 million relating to the construction of the York Property. Approximately $14.1 million of this amount is a non-cash charge resulting from the impairment of existing leasehold improvements and related furniture and fixtures. The remaining amount of approximately $1.1 million is a provision resulting from the cost of future rental obligations on rental space in New York City that will be abandoned as part of the plan.

     As discussed in Note 7 to the consolidated financial statements, during the third quarter and first nine months of 1997, the Company recorded non-recurring charges of $3.5 million and $9.0 million respectively, which consist largely of legal and other professional fees associated with the Independent Review Committee.

     Net interest expense increased $1.4 million and $4.8 million for the three and nine months ended September 30, 1998, respectively, due to additional commercial paper borrowings to fund the increased loan portfolio.

     The consolidated effective tax rate was 37% for the three and nine months ended September 30, 1998 compared to 39% and 37%, respectively for the comparable periods in the prior year. The decrease in the tax rate in the third quarter of 1998, as compared to the same period of 1997, was primarily due to a result of higher earnings during the third quarter of 1998 in lower tax rate jurisdictions and lower earnings in higher tax rate jurisdictions.

     For the third quarter of 1998, the Company's net loss increased to $20.8 million from a net loss of $11.3 million in the third quarter of 1997. Diluted loss per share for the third quarter of 1998 increased to $0.37 from $0.20 for the second quarter of 1997. For the nine months ended September 30, 1998, net income decreased $4.7 million, to $6.5 million from $11.2 million for the same period in 1997. Diluted earnings per share for the first nine months of 1998 decreased to $0.11 from $0.20 for the first nine months of 1997.

     Excluding non-recurring charges, for the third quarter of 1998 the Company's net loss increased to $11.2 million from a net loss of $9.2 million in the third quarter of 1997. The impact of the non-recurring charges on diluted earnings per share was ($0.17) and ($0.04) for the third quarter of 1998 and 1997, respectively. Excluding non-recurring charges, for the nine months ended September 30, 1998, net income decreased $0.8 million to $16.1 million from $16.9 million for the same period in 1997. The impact of the non-recurring charges on diluted earnings per share was ($0.17) and ($0.10) for the nine months ended September 30, 1998 and 1997, respectively.

     As noted in Note 2 to the consolidated financial statements, in late October a note receivable, which represented approximately 54% of the Company's outstanding notes receivable as of September 30, 1998, was repaid by the borrowers. The loan had an original maturity of December 31, 2001 and the prepayment of this loan will result in the recognition of the remaining loan origination fee of $18.7 million as revenue in the fourth quarter of 1998.

     As a result of this significant transaction, the Company expects to accelerate certain business initiatives that will result in additional fourth quarter expenses. Similarly, the Company is evaluating the impact of recent global economic uncertainties on its business, which may result in additional future costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's net debt position (total debt, which includes short-term borrowings and commercial paper, less cash and cash equivalents) totaled $301.5 million at September 30, 1998 compared to a net debt position of $85.5 million at December 31, 1997, reflecting higher borrowings to fund the increased client loan portfolio. Working capital (current assets less current liabilities) at September 30, 1998 was $161.5 million compared to $121.7 million at December 31, 1997.

     The Company's client loan portfolio increased to $442.6 million at September 30, 1998 from $276.4 million at December 31, 1997. These amounts include $259.6 million and $112.0 million of loans which have a maturity of more than one year at September 30, 1998 and December 31, 1997, respectively. Subsequent to September 30, 1998, the Company received payment on the outstanding balance from one of its outstanding group of loans. See Note 2 to the consolidated financial statements.

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

     For the nine months ended September 30, 1998, the Company's primary sources of liquidity were derived from commercial paper and short term borrowings supplemented by available cash balances and operations. The most significant cash uses during the first nine months of 1998 were the net funding of the client loan portfolio, capital expenditures and payment of shareholder dividends.

     Capital expenditures, consisting primarily of office and auction facility refurbishment, acquisition of computer equipment and software, and costs associated with the construction of the York Property, as defined below totaled $27.4 million and $11.4 million for the first nine months of 1998 and 1997, respectively.

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

     The Company evaluated the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. In September 1998, the Company received final approval from the City of New York to proceed with its plan to construct a six story addition and to renovate its current facility on York Avenue ("the York Property").

     This construction will expand auction, warehouse and office space in New York City and will enable the Company to consolidate its operations in New York into one facility. The capital expenditures relating to the new building construction is currently estimated to be in the range of $125-130 million. As of November 9, 1998, the Company has financial commitments in relation to this project of approximately $46 million. The Company believes that it has sufficient capital resources to carry out planned capital spending relating to this project.

     The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program, credit facilities and the shelf registration will continue to be adequate to fund the client loan program, peak working capital requirements, short-term commitments to consignors and the project on the York Property.


YEAR 2000 UPDATE
----------------

     The Year 2000 issue is a result of date sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000.

     The Company has completed its assessment of its worldwide financial and information systems and is in the process of modifying or replacing such systems, as required. The Company's modification or replacement of worldwide financial and information systems is proceeding on schedule and should be completed by the end of 1999. Based on the progress to date, the Company believes that no significant contingency plans will be needed. However, the Company has developed a contingency plan should the modification or replacement fall behind schedule.

     The Company has assessed and determined its material non-information technology systems to be Year 2000 compliant.

     The Company is currently assessing the status of its material suppliers and other third party vendors. The Company intends to distribute information requests and evaluate responses during the first quarter of 1999. The Company intends to develop a contingency plan in the event that it is not satisfied with the response of its key suppliers and vendors.

     In connection with assessing its information systems, the Company determined to replace its existing financial and accounting systems, which the Company believes will not only address many of its year 2000 issues, but will also increase its operational efficiencies. The Company currently believes that the cost of replacing such systems, retaining consultants in connection with the integration and implementation of such systems, testing and rolling-out the new systems on a world-wide basis, training its personnel to operate its new systems, continuing its assessment of existing information technology and non-information technology systems to determine the need for remediation or replacement, and implementing additional modifications or remediation as may be necessary, will be in the range of $10 million to $15 million. To date, the Company's expenditures for this project have been approximately $6.8 million, with the balance of such expenses expected to be incurred during 1999 and 2000.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The modification or replacement of worldwide financial and information systems is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and therefore the possibility of significant interruptions of normal operations should be reduced.


EUROPEAN MONETARY UNION
-----------------------

     The euro is scheduled to be introduced on January 1, 1999 as a wholesale currency, at which time the eleven participating EMU member countries will establish fixed conversion rates between their existing currencies and the euro. The existing currencies will continue to be used as legal tender through January 1, 2002; thereafter, the existing currencies will be cancelled and euro bills and coins will be used for cash transactions in the participating countries.

     The Company's European operations affected by the euro conversion have established plans to address the systems issues raised by the euro currency conversion and are cognizant of the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact of the conversion on its operations, if any, given that the impact will be dependent upon the competitive situations which exist in the various regional markets in which the Company participates.


RECENTLY ISSUED ACCOUNTING  STANDARDS
-------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 1999. The Statement permits early adoption. The Company expects to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.



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

     (5) The expansion of the New York auction facility and global headquarters.

     (6) The Year 2000 issue.


See Note 5 in the Notes to the Consolidated Financial Statements for additional information.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibits

             10-A. U.S. Commercial Paper Dealer Agreement, dated July 29, 1998, between Sotheby's Inc., Sotheby's Holdings Inc. and Chase Securities Inc. relating to the issuance of the U.S. Notes.

             10-B. Amendment, dated July 13, 1998, to U.S. Commercial Paper Dealer Agreement, dated July 29, 1998, between Sotheby's Inc., and Merrill Lynch Money Markets Inc. relating to the issuance of the U.S. Notes.

              27.   Financial Data Schedule


         (b)   Reports on Form 8-K

               (i) On September 23, 1998, the Company reported on Form 8-K that the Company received final approval from the City of New York to proceed with its plan to construct a new auction facility. The implementation of this plan resulted in a non-recurring charge.

                                  EXHIBIT INDEX


        Exhibit No.                Description
        ----------                 ------------
        10-A.                      U.S. Commercial Paper Dealer Agreement

        10-B.                      Amendment to U.S. Commercial Paper Dealer
                                   Agreement

        27.                        Financial Data Schedule

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 9th day of November, 1998, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.





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