Form 10-K
period 1998-12-31
SOTHEBYS HOLDINGS INC
filed 1999-03-26
CIK 823094

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 646-2400 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                        NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                                     ON WHICH REGISTERED
------------------------------------------------------  ------------------------------------------------------
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

    As of March 10, 1999, the aggregate market value of the 40,307,339 shares of Class A Limited Voting Common Stock held by non-affiliates of the registrant was $1,156,316,787 based upon the closing price ($28.6875) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Limited Voting Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 10, 1999, there were outstanding 40,358,128 shares of Class A Limited Voting Common Stock (the "Class A Common Stock") and 16,995,299 shares of Class B Common Stock (the "Class B Common Stock"), freely convertible into 16,995,299 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual shareholders report for the year ended December 31, 1998 (the "Annual Report") are incorporated by reference into Parts I and II, and portions of the 1999 proxy statement for the annual meeting of shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is one of the world's two largest auctioneers of fine arts, antiques and collectibles, offering property in over 80 collecting categories, among them paintings, jewelry, decorative arts, and books. The worldwide auction segment of the Company's business is conducted through a division known as "Sotheby's". In addition to auctioneering, the auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of art and collectible purchases and sales through private treaty sales. In certain circumstances the Company provides loans to finance the purchase of property, which is pledged as collateral for the loans, and shares in the gain (loss) if the property sells either above or below its investment. The Company also markets and brokers luxury residential real estate through its real estate segment, conducts art-related financing activities through its finance segment and is engaged in art education and restoration activities.

    The Company believes it is one of the world's leaders in art-related financing activities. The Company lends money generally secured by consigned art in order to facilitate clients' bringing property to auction and also makes loans to collectors, dealers, and museums secured by collections not presently intended for sale.

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

THE AUCTION SEGMENT

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

    The Company and Christie's, a privately held auction house based in the United Kingdom, are the two largest art auction houses in the world. The Company conducted aggregate auction sales in 1998 of $1.940 billion (approximately L1.176 billion). Christie's aggregate auction sales in 1998 were approximately $1.965 billion (L1.183 billion reported). The auction sales of the next largest art auction house, Phillips International Auctioneers and Valuers, were approximately $200.6 million (L121.6 million reported) for the year ended December 31, 1998.

    The Company auctions a wide variety of property, including fine arts, jewelry, decorative arts, and rare books. In 1998, the Company's auction sales by type of property were as follows: fine arts accounted for approximately $1,031.7 million, or 53%, of auction sales; decorative arts accounted for approximately $551.1 million, or 28%, of auction sales; and jewelry, rare books and other property accounted for approximately $356.9 million, or 19%, of auction sales.

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

    In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commission, expenses, and applicable taxes. From time to time, the Company releases property sold at auction to buyers before the Company receives payment. In such event, the Company must pay the seller the net sale proceeds for the released property at the time payment is due to the consignor, even if the Company has not received payment from the buyer.

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. See Note N to the Consolidated Financial Statements in the Annual Report. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above an agreed minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction.

    All buyers pay a premium (known as the buyer's premium) to the Company on auction purchases. The buyer's premium in North America is 15% of the hammer
(sale) price on items sold for $50,000 or less and if the property is sold for more than $50,000, 15% of the first $50,000 and 10% on the remainder of the purchase price. Generally, similar premium structures apply throughout most of the remainder of Sotheby's auction operations elsewhere in the world. The Company also charges consignors a selling commission. In most jurisdictions in which the Company operates, the Company has instituted a commission fee schedule which applies to sales above $100,000 in most collecting categories. For sales under $100,000, commissions are charged on a per lot basis according to a fixed schedule. For sales over $100,000, a seller will pay a commission equal to the lesser of (a) the rate applicable based on the total amount of property sold in a particular consignment; (b) the rate based upon the total amount of property sold by the seller through the Company and its subsidiaries during the previous calendar year; or (c) the rate based upon the total amount of property sold to date by the seller through the Company and its subsidiaries during the current calendar year. The applicable rate paid by a seller varies, with different rate schedules for private parties, art dealers, and museums.

    In addition to auctioneering, the auction segment is engaged in a number of related activities, including the brokering of art and collectible purchases and sales through private treaty sales and the purchase and resale of art and other collectibles. For example, the Company acts as a principal through its investment in Acquavella Modern Art (the "Partnership" or "AMA"), a partnership consisting of a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. The Company accounts for its investment in AMA under the equity method of accounting in the Consolidated Financial Statements in the Annual Report. The assets of the Partnership consist principally of art inventory. The Company reflects its 50% interest in the net assets of the Partnership in Investments in the Consolidated Balance Sheets in the Annual Report. This investment totalled $34.3 million and $35.2 million at December 31, 1998 and 1997, respectively. Since the Company has received the return of its initial investment, cash distributions are made on a 50-50 basis. To the extent that the Partnership requires working capital, the Company has agreed to lend the same to the Partnership. Any amounts loaned to the Partnership by the Company would bear interest, compounded monthly, at the prime rate, plus 1%. As of December 31, 1998, no such amounts were outstanding. See Note F to the Consolidated Financial Statements in the Annual Report.

    In October 1998, the Company acquired Davis & Co., a wine auctioneer based in Chicago, Illinois, in order to expand its Midwest and Western operations.

    The Company's auction business is seasonal, with peak revenues and operating income occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. See "Management's Discussion and Analysis of Results of Operations and Financial
Condition-Seasonality" in the Annual Report.

THE AUCTION MARKET AND COMPETITION

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

AUCTION REGULATION

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

THE INTERNET INITIATIVE

    On January 19, 1999, the Company announced its intention to launch SOTHEBYS.COM, a new Internet auction business for art, antiques, jewelry and collectibles. The Company's Internet auction business will be distinguished by the fact that it will not only provide property for SOTHEBYS.COM from its existing business but also from selected professionals, including art dealers and other members of the art community. This will make SOTHEBYS.COM a site where only acknowledged experts will be offering property for sale. The Company believes that as image technology develops and as e-commerce becomes an increasingly important part of people's lives, the volume and the value of art, antiques, jewelry and collectibles offered by SOTHEBYS.COM will increase. The Company expects to invest up to and perhaps in excess of $25 million in the initial development phase of the new venture, including personnel, marketing and capital costs. A majority of this amount will be incurred in 1999.

    The Company's success in developing and implementing its Internet strategy is dependent upon the following factors: 1) competition in the Internet auction business; 2) the level of use of the Internet and online services; 3) consumer confidence in and acceptance of the Internet and other online services for commerce; 4) consumer confidence in Internet security; 5) the Company's ability to attract and maintain an active customer base; 6) the functionality of the Company's computer and communication systems; 7) the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth and 8) the success of the Company in attracting and retaining qualified personnel.

    The market for auctioning items over the Internet is relatively new and rapidly evolving. There are numerous companies that provide online person to person auction services such as eBay Inc. and Yahoo! Inc. Christie's, the Company's principal auction competitor, has also announced that it intends to commence Internet auction sales in 1999.

    With respect to all statements made herein regarding the Company's Internet initiative, see statement on Forward Looking Statements, incorporated by reference from the Annual Report in Item 7 below.

THE FINANCE SEGMENT

    The Company provides financing generally secured by works of art and other personal property owned by its clients. The Company's financing activities are conducted through its wholly-owned direct and indirect subsidiaries.

    The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction or privately (a "consignor advance"); and
(2) general purpose loans to collectors, museums or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. The majority of the Company's loans are variable interest rate loans. At December 31, 1998, $138.5 million of the total $155.6 million loan portfolio was due within one year.

    The Company regularly reviews its loan portfolio. Each loan is analyzed based on the current estimated realizable value of collateral securing the loan. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower. Reserves are established for probable losses inherent in the remainder of the loan portfolio based on historical data and current market conditions. See Notes B and D to the Consolidated Financial Statements in the Annual Report.

    The Company funds its financing activities through internally generated funds, through the issuance of commercial paper and through its bank credit lines. See "Management's Discussion and Analysis of

Results of Operations and Financial Condition-Liquidity and Capital Resources" and Note H to the Consolidated Financial Statements in the Annual Report.

THE FINANCE MARKET AND COMPETITION

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

THE REAL ESTATE SEGMENT

    SIR was founded in 1976 as a wholly-owned subsidiary of the Company. A natural extension of the Company's auction services, SIR's early mission was to assist fine arts, furniture and collectibles clients in buying and selling distinctive properties. Since that time SIR has evolved into a worldwide organization serving an international customer base. Today, SIR provides brokerage, marketing and consulting services for luxury residential, resort, farm and ranch properties nationally and internationally.

    SIR offers real estate clients a global network of brokerage operations, including 15 company-owned brokerage offices and six regional offices.

    The company-owned brokerage offices of SIR are located on the upper East Side and SoHo in Manhattan; Southampton, Bridgehampton and East Hampton, N.Y.; Palm Beach, Fla; Beverly Hills, Brentwood, Santa Barbara and San Francisco, CA.; Greenwich, Conn.; Santa Fe, N.M.; Sydney, Australia; London, England and, most recently, Jackson Hole, Wyoming. The Santa Fe office, formed from the acquisition of a local affiliate, and the SoHo, Santa Barbara and London offices were established in 1998. The Jackson Hole office was established in January 1999 through the acquisition of one of SIR's local affiliates.

    SIR's six regional offices, located in Manhattan; Palm Beach, Fla.; Newport Beach, CA.; Boston, MA.; London; and Paris, France, manage the Company's affiliation with more than 175 independent brokerage offices in the U.S., Europe, Canada and the Caribbean. In selecting its affiliates, SIR evaluates a firm's expertise in the high-end segment of its local market, community reputation and dedication to customer service. Each affiliate is the exclusive SIR representative in its respective territory. To complement its brokerage and affiliate operations, SIR employs a buyers' representative in Hong Kong.

    Through the SIR global network, company-owned and affiliate offices offer buyers access to distinctive properties, in a range of prices, in both domestic and international luxury real estate markets. The network, combined with SIR's connection to the Company's auction and finance businesses, provides sellers access to a unique, qualified list of buyers.

REAL ESTATE COMPETITION

    SIR's primary competitors are small, local real estate brokerage firms that deal exclusively with luxury real estate and the "distinctive property" divisions of large regional and national real estate firms. Competition in the luxury real estate business takes many forms, including competition in price, marketing expertise and the provision of personalized service to sellers and buyers.

REAL ESTATE REGULATION

    The real estate brokerage business is subject to regulation in most jurisdictions in which SIR operates. Typically, individual real estate brokers and brokerage firms are subject to licensing requirements. SIR is registered to conduct business in 34 states and maintains real estate brokerage licenses in 18 states. In other jurisdictions, SIR acts as an exclusive marketing agent providing services to licensed real estate brokers.

FACTORS EFFECTING OPERATING REVENUES

    The Company's Auction, Finance and Real Estate operating revenues are significantly influenced by a number of factors not within the Company's control, including: the overall strength of the international economy and financial markets and, in particular, the economies of the United States, the United Kingdom, and the major countries of continental Europe and Asia (principally Japan and Hong Kong); political conditions in various nations; the presence of export and exchange controls; local taxation of sales and donations of potential auction property; competition; and the amount of property being consigned to art auction houses.

FINANCIAL AND GEOGRAPHICAL INFORMATION ABOUT OPERATING SEGMENTS

    See Note C to the Consolidated Financial Statements in the Annual Report for financial and geographical information about the Company's operating segments.

PERSONNEL

    At December 31, 1998, the Company had 1,921 employees: 863 located in North America; 717 in the United Kingdom and 341 in the rest of the world. The following table provides a breakdown of employees by operating segment as of December 31, 1998:

OPERATING SEGMENT                                                          NUMBER OF EMPLOYEES
------------------------------------------------------------------------  ---------------------
Auction.................................................................            1,589
Others..................................................................              332
                                                                                    -----
Total...................................................................            1,921
                                                                                    -----
                                                                                    -----

    The Company regards its relations with its employees as good.

ITEM 2. PROPERTIES

    Sotheby's, Inc., a wholly-owned subsidiary of the Company, is headquartered at 1334 York Avenue, New York, New York (the "York Property"). The Company also leases office and warehouse space in four other locations in the New York City area, and leases office and exhibition space in several other major cities throughout the United States, including Los Angeles, San Francisco, Chicago, Palm Beach, Philadelphia, and Boston. The aforementioned office space is primarily utilized by Auction and Finance employees.

    The Company currently leases the York Property, comprising approximately 160,500 square feet, from an unaffiliated party under a 30-year lease expiring in 2009, which contains an option to extend the term for an additional 30 years until July 31, 2039. The lease also grants the Company a right of first refusal with respect to the sale of the York Property.

    York Avenue Development, Inc. ("York"), a wholly-owned subsidiary of Sotheby's, Inc., holds a purchase option on the York Property. The option can be exercised on defined dates in 1999, 2004 and 2009, for ten times the rent at the date the option is exercised, subject to certain limitations. York expects to exercise this option in August 1999.

    The Company evaluated the adequacy of its premises for the requirements of the present and future conduct of its business. In September 1998, the Company received final approval from the City of New York to proceed with its plan to construct a six-story addition to and renovate the York Property. This construction will expand auction, warehouse and office space in New York City and will enable the

Company to consolidate its operations in New York City. At the present time, the Company is progressing with its construction of the York Property. The capital expenditures relating to the new building are currently estimated to be in the range of $125-130 million.

    SIR leases approximately 10,900 square feet of office space at 980 Madison Avenue, New York, New York, from unaffiliated parties under leases expiring in 2001. SIR also leases satellite office space at a number of locations, totalling another 29,800 square feet.

    The Company's U.K. operations (primarily Auction) are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's (U.K.) are located. Additional salesrooms are located in close proximity to the New Bond Street location. The total net usable floor area amounts to approximately 129,200 square feet. The Company owns or holds long-term leasehold interests in approximately 75% of these properties by area, the balance being held on leases with remaining terms of less than 20 years. In addition, warehouse space is leased at King's House in West London. The Company also owns a salesroom in Sussex where it conducts auctions.

    The Company also leases office space primarily for Auction operations in various locations throughout continental Europe, including Amsterdam, Frankfurt, Geneva, Madrid, Milan, Munich, Paris, and Zurich; in Asia, including Hong Kong, Seoul, Singapore, Taipei, and Tokyo; in Australia; in South America and in Canada.

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

    The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition. (See statement on Forward Looking Statements, incorporated by reference from the Annual Report in
Item 7 below.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND

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

    The quarterly price ranges on the New York Stock Exchange of the Class A Common Stock and dividends per share for 1998 and 1997 are shown in the following schedules:

                                                                     1998
                                                             --------------------   CASH DIVIDEND
QUARTER ENDED                                                  HIGH        LOW        DECLARED
-----------------------------------------------------------  ---------  ---------  ---------------
March 31...................................................     23.250     17.188     $    0.10
June 30....................................................     24.500     21.438     $    0.10
September 30...............................................     24.375     16.500     $    0.10
December 31................................................     38.000     15.500     $    0.10

                                                                     1997
                                                             --------------------   CASH DIVIDEND
QUARTER ENDED                                                  HIGH        LOW        DECLARED
-----------------------------------------------------------  ---------  ---------  ---------------
March 31...................................................     18.875     16.000     $    0.10
June 30....................................................     17.250     14.875     $    0.10
September 30...............................................     21.000     16.188     $    0.10
December 31................................................     21.000     16.563     $    0.10

    The number of holders of record of the Class A Common Stock as of March 10, 1999 was 986. The number of holders of record of the Class B Common Stock as of March 10, 1999 was 30.

ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data on page 32 of the Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

        FINANCIAL CONDITION

    Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 33 through 39 of the Annual Report is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Quantitative and Qualitative Disclosures About Market Risk on page 38 of the Annual Report is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements on pages 40 through 61 of the Annual Report are incorporated by reference.

    The Independent Auditors' Report on page 62 of the Annual Report is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information required by this item is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1999 (the "Proxy Statement") under the captions "Election of Directors" and "Management-Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions "Management-Compensation of Executive Officers" and "Compensation of Directors." Notwithstanding anything to the contrary herein, the Compensation Committee Report and the Performance Graph in the Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption "Class A and Class B Common Stock Ownership of Directors, Executive Officers and 5% Shareholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions "Certain Employment and Compensation Arrangements", "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
  AND REPORTS ON FORM 8-K.

 14(A)(1)  The following consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries, included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:
           Consolidated Statements of Income-Years ended December 31, 1998, 1997 and 1996;
           Consolidated Balance Sheets-December 31, 1998 and 1997; Consolidated Statements of
           Cash Flows-Years ended December 31, 1998, 1997 and 1996; Consolidated Statement of
           Changes in Shareholders' Equity-Years ended December 31, 1998, 1997 and 1996;
           Notes to Consolidated Financial Statements-December 31, 1998
 14(A)(2)  The following is a list of the consolidated financial statement schedules of
           Sotheby's Holdings, Inc. and subsidiaries and the Independent Auditors' Report required by Item 14(d):
           Independent Auditors' Report on Financial Statement Schedule
           Schedule II-Valuation and Qualifying Accounts
 14(A)(3)

        1  Underwriting Agreement, dated as of February 2, 1999 among Sotheby's Holdings,
           Inc., Morgan Stanley and Co. Incorporated, Chase Securities Inc. and Merrill
           Lynch, Pierce, Fenner and Smith Incorporated, incorporated by reference to Exhibit
           1 to the current report on Form 8-K, filed on February 10, 1999 with the
           Securities and Exchange Commission.

     3(a)  Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc., as
           amended, incorporated by reference to Exhibit 4(b) to Registration Statement No.
           33-26008, SEC File No. 1-9750, on file at the Washington D.C. office of the
           Securities and Exchange Commission.

     3(b)  Restated By-Laws of Sotheby's Holdings, Inc., as amended, through February 18,
           1997, incorporated herein by reference to Exhibit 3(b) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

     3(c)  Amendment to Restated By-Laws of Sotheby's Holdings, Inc., effective February 17,
           1998, incorporated by reference to Exhibit 3(c) to the 1997 Form 10-K.

     4(a)  See Exhibits 3(a), 3(b), and 3(c).

     4(b)  Indenture, dated as of February 5, 1999, between Sotheby's Holdings Inc. and The
           Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the current report on Form 8-K, filed on February 10, 1999 with the Securities and
           Exchange Commission.

     4(c)  Fixed Rate Note, dated February 5, 1999, made by Sotheby's Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the current report on
           Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.

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

    10(b)  U.S. Commercial Paper Dealer Agreement, dated July 29, 1998, between Sotheby's,
           Inc., Sotheby's Holdings, Inc. and Chase Securities Inc. relating to the issuance of the U.S. Notes, incorporated by reference to Exhibit 10(a) to the Third Quarter
           Form 10-Q for 1998.

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

    10(d)  Amendment, dated July 13, 1998, to U.S. Commercial Paper Dealer Agreement, dated
           February 15, 1989, between Sotheby's, Inc., and Merrill Lynch Money Markets Inc.
           relating to the issuance of the U.S. Notes, incorporated by reference to Exhibit
           10(b) to the Third Quarter Form 10-Q for 1998.

    10(e)  Lease, dated as of July 25, 1979, among The Benenson Capital Company, Lawrence A.
           Benenson, Raymond E. Benenson (collectively, "Benenson") to Sotheby Parke Bernet
           Inc., and amendments thereto, all relating to 1334 York Avenue, New York, New York
           (the"York Avenue Property"), incorporated by reference to Exhibit 10(g) to
           Registration Statement No. 33-17667, SEC File No. 1-9750, on file at the
           Washington D.C. office of the Securities and Exchange Commission ("Registration
           Statement No. 33-17667").

    10(f)  Option Agreement with Form of Exchange Agreement, dated July 25, 1979, among
           Benenson and 089 Nosidam Corp. (as nominee of Sotheby Parke Bernet Inc.)
           assignments thereof and amendments thereto, all relating to the York Avenue
           Property, incorporated by reference to Exhibit 10(h) to Registration Statement No.
           33-17667.

    10(g)  Exchange Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc., and Letter, dated October 27, 1986, from Benenson to Sotheby's,
           Inc. and York Avenue Development, Inc., concerning zoning matters and security relating to the York Avenue Property, incorporated by reference to Exhibit 10(i)
           to Registration Statement No. 33-17667.

    10(h)  Guarantee, made November 6, 1986, by A. Alfred Taubman in favor of Benenson relating to the York Avenue Property (the "Taubman Guarantee"), incorporated by reference to Exhibit 10(j) to Registration Statement No. 33-17667.

    10(i)  Letter from Sotheby's, Inc. and York Avenue Development, Inc., dated October 27,
           1986, agreeing to indemnify A. Alfred Taubman from all liabilities, damages, losses and judgments arising under the Taubman Guarantee, incorporated by reference to Exhibit 10(k) to Registration Statement No. 33-17667.

    10(j)  Memorandum of Option Agreement, dated January 31, 1981, among Benenson and 089
           Nosidam Corp., relating to the York Avenue Property, incorporated by reference to
           Exhibit 10(hh) to Registration Statement No. 33-17667.

    10(k)  Letter Agreement, dated October 27, 1986, among Benenson and York Avenue
           Development, Inc. relating to the York Avenue Property, incorporated by reference to Exhibit 10(ii) to Registration Statement No. 33-17667.

    10(l)* Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated by reference to
           Exhibit 10(t) to Registration Statement No. 33-17667.

    10(m)* Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective
           June 1, 1994 incorporated by reference to Exhibit 10(o) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

    10(n)* Sotheby's Holdings, Inc. Performance Share Purchase Plan, incorporated by reference to Exhibit 10(a) to the Second Quarter Form 10-Q for 1996.

    10(o)* Sotheby's Holdings, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 10(b) to the Second Quarter Form 10-Q for 1996.

    10(p)* First Amendment to Sotheby's Holdings, Inc. 1997 Stock Option Plan, dated
           September 30, 1997, and effective as of December 12, 1997, incorporated by reference to Exhibit 10(o) of the 1997 Form 10-K.

    10(q)* Second Amendment to Sotheby's Holdings, Inc. 1997 Stock Option Plan, dated October
           29, 1998.

    10(r)* Third Amendment to Sotheby's Holdings, Inc. 1997 Stock Option Plan.

    10(s)  Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between
           Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated herein by reference to Exhibit 10(b) to the Form 8-K, filed on June 7, 1990, SEC, File
           No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange
           Commission.

    10(t)* Amended and Restated Sotheby's Holdings, Inc. Director Stock Ownership Plan,
           incorporated herein by reference to Exhibit 10(v) to the 1996 Form 10-K.

    10(u)* Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for Non-Employee Directors,
           dated as of March 3, 1998.

    10(v)  Amendment, dated as of April 19, 1991, between The Benenson Capital Company,
           Lawrence A. Benenson and Raymond E. Benenson and York Avenue Development, Inc. to
           Amendment to Option Agreement and to Related Agreements, incorporated herein by reference to Exhibit 10(kk) to the Company's Annual Report on Form 10-K, for the
           year ended December 31, 1991, SEC File No. 1-9750, on file at the Washington D.C.
           office of the Securities and Exchange Commission.

    10(w)  Credit Agreement, dated as of July 11, 1996, among Sotheby's Holdings, Inc.,
           Sotheby's Inc., Oatshare Limited, Sotheby's, and Chase Manhattan Bank incorporated herein by reference to Exhibit 10(c) to the Second Quarter Form 10-Q for 1996.

    10(x)* Letter Agreement, dated October 13, 1993, between Sotheby's (U.K.) and Henry
           Wyndham Fine Art Ltd., an art dealing business, setting forth certain terms and agreements of the purchase of inventory, incorporated herein by reference to
           Exhibit 10(v) to the 1994 Form 10-K.

    10(y)* Letter to Marquess of Hartington relating to his new position as Deputy Chairman of Sotheby's Holdings, Inc., incorporated herein by reference to Exhibit 10(b) of the First Quarter Form 10-Q for 1996.

     (13)  Annual Report to Shareholders for the year ended December 31, 1998

     (21)  Subsidiaries of the Registrant

     (23)  Consent of Deloitte & Touche LLP

     (24)  Powers of Attorney

     (27)  Financial Data Schedule

  (14)(b)  Current Reports on Form 8-K None.

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

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of

  SOTHEBY'S HOLDINGS, INC.:

    We have audited the consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 23, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
New York, New York
February 23, 1999

                                                                     SCHEDULE II

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                      COLUMN A                         COLUMN B            COMUMN C           COLUMN D     COLUMN E
----------------------------------------------------  -----------  ------------------------  -----------  -----------
                                                      BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                       BEGINNING    COST AND       OTHER                    END OF
DESCRIPTION                                            OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
----------------------------------------------------  -----------  -----------  -----------  -----------  -----------

                                                                          (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the balance sheet from
  the asset to which it applies:
Accounts and notes receivable:
1998 Allowance for doubtful accounts................   $  10,419    $   6,598    $     285    $   2,717    $  14,585
1997 Allowance for doubtful accounts................   $  10,156    $   1,227    $   1,811    $   2,775    $  10,419
1996 Allowance for doubtful accounts................   $  12,578    $   1,537    $      44    $   4,001    $  10,156

Inventory:
1998 Realizable value allowance.....................   $  15,726    $   1,653    $     855    $   8,812    $   9,422
1997 Realizable value allowance.....................   $  16,799    $   1,540    $     262    $   2,875    $  15,726
1996 Realizable value allowance.....................   $  21,012    $   3,103    $     691    $   8,007    $  16,799

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

                                DATE: March 24, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                       DATE
--------------------------  ---------------------------    ---------------------
            *               Chairman of the Board
--------------------------                                    March 24, 1999
    A. Alfred Taubman
            *               Vice Chairman of the Board
--------------------------                                    March 24, 1999
      Max M. Fisher
            *               Deputy Chairman of the
--------------------------    Board                           March 24, 1999
The Marquess Of Hartington
   /s/ DIANA D. BROOKS      President, Chief Executive
--------------------------    Officer and Director            March 24, 1999
     Diana D. Brooks
 /s/ WILLIAM S. SHERIDAN    Senior Vice President and
--------------------------    Chief Financial Officer         March 24, 1999
   William S. Sheridan
            *               Director
--------------------------                                    March 24, 1999
    Viscount Blakenham
            *               Director
--------------------------                                    March 24, 1999
     Henry R. Kravis
            *               Director
--------------------------                                    March 24, 1999
       Conrad Black
            *               Director
--------------------------                                    March 24, 1999
   Walter J. P. Curley
            *               Director
--------------------------                                    March 24, 1999
 Sharon Percy Rockefeller
            *               Director
--------------------------                                    March 24, 1999
     Jeffrey H. Miro
  /s/ JOSEPH A. DOMONKOS    Vice President, Controller
--------------------------    and Chief Accounting            March 24, 1999
    Joseph A. Domonkos        Officer

 /s/ WILLIAM S. SHERIDAN
--------------------------
   *William S. Sheridan                                       March 24, 1999
   AS ATTORNEY-IN-FACT