Form 10-Q
period 1999-03-31
SOTHEBYS HOLDINGS INC
filed 1999-05-13
CIK 823094

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999
Commission File Number 1-9750

                              Sotheby's Holdings, Inc.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)



           Michigan                                        38-2478409
-------------------------------                       ---------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         Identification No.)


   500 North Woodward Avenue, Suite 100
       Bloomfield Hills, Michigan                             48304
----------------------------------------              ----------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (248) 646-2400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

As of May 10, 1999, there were outstanding 40,657,192 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,995,299 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

================================================================================

                                      INDEX

PART I:  FINANCIAL INFORMATION
                                                                    PAGE
                                                                    ----
Item 1.  Financial Statements:

         Consolidated Statements of Income for the Three
         Months Ended March 31, 1999 and 1998                        3

         Consolidated Balance Sheets at March 31, 1999,
         December  31,  1998 and March 31, 1998                      4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and 1998                  5

         Notes to the Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                      10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                16


PART II: OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders        18

Item 6.  Exhibits and Reports on Form 8-K                           19

SIGNATURE                                                           20

EXHIBIT INDEX                                                       21


PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Unaudited)
                                                                         For the Three Months
                                                                           Ended March 31,
                                                                  -----------------------------------
                                                                          1999           1998
 ----------------------------------------------------------------------------------------------------
 (Thousands of dollars, except per share data)
Revenues:

Auction and related revenue .......................................... $ 51,665       $ 55,266
Other revenue ........................................................   11,537         13,057
                                                                       --------       --------
Total revenues .......................................................   63,202         68,323

Expenses:

Direct costs of services .............................................   13,004         17,877
Salaries and related costs ...........................................   36,168         33,119
General and administrative ...........................................   25,302         21,863
Depreciation and amortization ........................................    3,339          3,233
                                                                       --------       --------
Total expenses .......................................................   77,813         76,092
                                                                       --------       --------

Operating loss .......................................................  (14,611)        (7,769)

Interest income ......................................................    1,123            647
Interest expense .....................................................   (1,442)        (2,774)
Other expense ........................................................     (191)           (76)
                                                                       --------       --------

Loss before taxes ....................................................  (15,121)        (9,972)

Income tax benefit ...................................................    5,595          3,689
                                                                       --------       --------

Net Loss ............................................................. ($ 9,526)      ($ 6,283)
                                                                       ========       ========

Basic Loss Per Share ................................................. ($  0.17)      ($  0.11)
                                                                       ========       ========

Diluted Loss Per Share ............................................... ($  0.17)      ($  0.11)
                                                                       ========       ========

Basic Weighted Average Shares Outstanding (in millions) ..............     57.3           56.1
                                                                       ========       ========

Diluted Weighted Average Shares Outstanding (in millions) ............     57.3           56.1
                                                                       ========       ========

Dividends Per Share .................................................. $   0.10       $   0.10
                                                                       ========       ========

See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)
                                                                         March 31,    December 31,   March 31,
                                                                           1999          1998          1998

--------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Assets
Current Assets

Cash and cash equivalents                                                 $32,278       $71,238        $7,788
Accounts and notes receivable, net of allowance
   for doubtful accounts of  $10,964, $14,585 and $9,775
    Accounts receivable                                                   185,181       286,922       168,466
    Notes receivable                                                      135,328       135,592       170,381
    Other                                                                  15,874        18,368        31,588
--------------------------------------------------------------------------------------------------------------
        Total Accounts and Notes Receivable, Net                          336,383       440,882       370,435

Inventory, net                                                             20,840        16,915        20,972
Deferred income taxes                                                      16,384        16,251         6,643
Prepaid expenses and other current assets                                  27,470        23,756        17,998
--------------------------------------------------------------------------------------------------------------
        Total Current Assets                                              433,355       569,042       423,836

Notes receivable                                                           75,985        17,115       108,232
Properties, less allowance for depreciation
   and amortization of  $59,806, $60,154 and $73,080                      125,533       108,914        80,600
Intangible assets, less allowance for
   amortization of  $17,779, $17,753 and $17,161                           34,270        34,088        32,501
Investments                                                                36,471        36,737        37,289
Other assets                                                                6,794         5,614         5,611
--------------------------------------------------------------------------------------------------------------
        Total Assets                                                     $712,408      $771,510      $688,069
--------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                        $148,198      $289,987      $144,614
Other short-term borrowings                                                 5,016         2,098        26,794
Accounts payable and accrued liabilities                                  112,565       105,751        70,900
Deferred revenues                                                           7,158         6,921         7,376
Accrued income taxes                                                       22,235        38,944        12,237
--------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                         295,172       443,701       261,921

Long-Term Liabilities
Commercial Paper                                                               --            --       155,300
Long-term debt                                                            100,000            --            --
Deferred income taxes                                                      11,046        11,789        11,908
Other liabilities                                                           1,835         1,933         1,102
--------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                 408,053       457,423       430,231

Shareholders' Equity
Common Stock, $0.10 par value:                                              5,751         5,716         5,653
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 40,497,788, 40,164,388 and 39,511,522 of Class A and 16,995,299, 16,995,299 and 17,022,094 of Class B, at
  March 31, 1999, December 31, 1998 and March 31, 1998, respectively
Additional paid-in capital                                                109,829       104,092        83,625
Retained earnings                                                         204,125       219,383       185,127
Accumulated other comprehensive income                                    (15,350)      (15,104)      (16,567)
--------------------------------------------------------------------------------------------------------------

         Total Shareholders' Equity                                       304,355       314,087       257,838
--------------------------------------------------------------------------------------------------------------
         Total Liabilities And Shareholders' Equity                      $712,408      $771,510      $688,069
--------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)

Three Months Ended March 31,                                                     1999              1998
----------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Operating Activities:

Net Loss .................................................................... ($  9,526)        ($  6,283)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization ............................................     3,339             3,233
   Deferred income taxes ....................................................      (876)              242
   Tax benefit of stock option exercises ....................................     1,273             1,640
   Asset provisions .........................................................       291               730
   Other ....................................................................       (85)             (105)

Changes in assets and liabilities:
   Decrease in accounts receivable ..........................................   106,901           150,267
   (Increase) decrease in inventory .........................................    (3,710)            2,097
   (Increase) decrease in prepaid expenses and other current assets .........    (3,064)              513
   (Increase) decrease in other assets ......................................    (2,466)              374
   Decrease in due to consignors ............................................  (144,455)         (207,823)
   Decrease in accrued income taxes .........................................   (16,709)          (11,331)
   Increase (decrease) in other liabilities .................................     4,650           (15,221)
                                                                              ---------         ---------
   Net cash used by operating activities ....................................   (64,437)          (81,667)

Investing Activities:
Increase in notes receivable ................................................   (79,767)          (20,986)
Collections of notes receivable .............................................    22,415            14,978
Capital expenditures ........................................................   (18,142)           (4,010)
Decrease in investments .....................................................       267               177
                                                                              ---------         ---------
   Net cash used by investing activities ....................................   (75,227)           (9,841)

Financing Activities:
Increase in commercial paper ................................................        --            38,300
Increase in long-term debt ..................................................   100,000                --
Increase in short term borrowings ...........................................     2,614            24,626
Proceeds from exercise of stock options .....................................     4,498             8,749
Dividends ...................................................................    (5,731)           (5,617)
                                                                              ---------         ---------
   Net cash provided by financing activities ................................   101,381            66,058

Effect of exchange rate changes on cash .....................................      (677)             (404)
                                                                              ---------         ---------
     Decrease in cash and cash equivalents ..................................   (38,960)          (25,854)
Cash and cash equivalents at beginning of period ............................    71,238            33,642
                                                                              ---------         ---------
     Cash and cash equivalents at end of period ............................. $  32,278         $   7,788
                                                                              =========         =========

Income taxes paid ........................................................... $  10,236         $   4,982


Interest paid ............................................................... $   1,521         $   2,462



See accompanying Notes to the Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.

                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

 1.      BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report").

         In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended March 31, 1999 and 1998 have been included.

2.       NOTES RECEIVABLE

         The Company provides collectors, estates and dealers with financing generally secured by works of art that the Company typically controls and other personal property owned by its clients. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose loans to collectors, estates or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with estates, dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the
         borrower   becomes  subject  to  bankruptcy  or  insolvency  laws,  the
         Company's ability to realize on its collateral may be limited or delayed by the application of such laws.

         As of March 31, 1999, an amount equal to approximately 33% of the Company's notes receivable (current and non-current) was extended to two borrowers. No other individual loan or group of related loans amounted to more than 5% of total assets at March 31, 1999.

         The Company regularly reviews its loan portfolio. Each loan is analyzed based on the current estimated realizable value of collateral securing the loan. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower.

         Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the three months ended March 31, 1999 and 1998 (in thousands):
                                                     1999            1998
                                                    ------          ------
         Allowance for credit losses
          at December 31, 1998 and 1997            $2,874           $3,620
         Provisions                                    --              238
         Write-offs                                    --               --
         Other                                        (19)              27
                                                   -------          ------
         Allowance for credit losses
          at March 31, 1999 and 1998               $2,855           $3,885
                                                   =======          ======

3.       CREDIT ARRANGEMENTS

         In February, 1999 the Company sold a tranche of long-term debt securities, pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year notes have an effective interest rate of 6.98%.

         The Company may issue up to $300 million in notes under its U.S. commercial paper program. At March 31, 1999 there were no outstanding commercial paper borrowings. At March 31, 1999, the Company had $5.0 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 4.22%.

4.       COMPREHENSIVE INCOME

         The Company's other comprehensive income consisted of the change in the foreign currency translation adjustment amount during the period. Comprehensive loss for the three months ended March 31, 1999 and 1998 amounted to $9.8 million and $7.4 million, respectively.

5.       COMMITMENTS AND CONTINGENCIES

         The Company, in the normal course of business, is a defendant in various legal actions.

         In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $33.8 million at March 31, 1999.

         On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. At May 10, 1999, the Company had outstanding guarantees totaling approximately $3.7 million which covers auction property having a mid-estimate sales price of approximately $6.9 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At March 31, 1999, no amounts had been funded; at May 10, 1999 $2.9 million had been funded.

         In conjunction with the Company's building construction, see Management's Discussion and Analysis under Liquidity and Capital Resources for further information, the Company has financial commitments of approximately $64 million as of May 3, 1999.

         In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements.

6.       SEGMENT REPORTING

         During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

For the Three Months Ended March 31, 1999 (in thousands):


                   Auction     Real Estate     Finance       Other        Total
                   -------     -----------     -------       -----       ------
Revenues          $ 51,665       $ 5,949      $  3,627       $1,961    $ 63,202

Profit/(Loss)      (16,381)          366           972          (78)    (15,121)

Assets             435,587        15,243       229,177        3,373     683,380


For the Three Months Ended March 31, 1998 (in thousands):

                   Auction     Real Estate     Finance       Other       Total
                   -------     -----------     -------       ------     -------
Revenues          $ 55,266       $ 5,202       $  6,170      $1,685    $ 68,323

Profit/(Loss)      (11,273)          225          1,218        (142)     (9,972)

Assets             372,902        11,323        281,676       2,832     688,733


         A reconciliation of the total assets reported for the reportable operating segments to total assets on the consolidated balance sheets is as follows:

                                                     1999          1998
                                                   --------      --------
         Total assets for reportable segments      $680,007      $665,901
         Other assets                                 3,373         2,832
         Goodwill not allocated to segments          10,452        10,725
         Other unallocated amounts                   18,576         8,611
                                                   --------      --------
         Consolidated total                        $712,408      $688,069
                                                   ========      ========

         The other unallocated amounts consist primarily of deferred tax assets and income tax receivable balances.

7.       SEASONALITY OF BUSINESS

         The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                                Percentage of Annual
                                                    Auction Sales
                                                 -------------------

                                      1998              1997             1996
                                      ----              ----             ----
  January - March                      13%              11%               10%
  April - June                         37%              35%               39%
  July - September                      8%               8%                9%
  October - December                   42%              46%               42%
                                      ----              ----             ----
                                      100%              100%             100%
                                      ====              ====             ====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating margins than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 7 in the Notes to the Consolidated Financial Statements for additional information.)

         Following is a geographical breakdown of the Company's auction sales for the three months ended March 31, 1999 and 1998 (in thousands):

                                               For the Three Months
                                                  Ended March 31,

                                             1999                1998
                                             ----                ----
         North America                     $133,439            $173,804
         Europe                             101,034              78,132
         Asia                                 1,200                  --
                                           --------            --------
         Total                             $235,673            $251,936
                                           ========            ========


         For the quarter ended March 31, 1999, worldwide auction sales of $235.7 million decreased $16.3 million, or 6%, compared to the first quarter of 1998. The decrease in first quarter sales was due to a 12% decrease in the average selling price per lot sold in 1999 as compared to 1998, offset by a 7% increase in the number of lots sold. The decrease in North America was primarily due to a decrease in the Old Masters paintings and drawings sales and Asian Art sales. The decrease was also due to the 1998 sale of the Collection of H.R.H. the Duke and Duchess of Windsor, for which there were no comparable sales in the current year. The sales increase in Europe was principally due to the results of the sale of Important French and Italian Furniture, Porcelain, Paintings, Silver and Decorative Arts from the Estate of dott. Giuseppe Rossi. There was one auction sale in Asia during the first quarter of 1999 while none were held in the same period in 1998. The Company continues to maintain a presence in the Asian markets but is unable to predict the effect, if any, of the unstable Asian economies on the Company's operating results. Historically, Asia has accounted for approximately five percent of annual sales. Auction sales recorded by the Company's foreign operations were not materially affected by translation into U.S. dollars for the first quarter of 1999.

         For the first quarter of 1999, worldwide auction and related revenues decreased $3.6 million, or 7%, compared to 1998. Foreign currency exchange rate movements did not materially affect revenues for the first quarter of 1999. This decrease was primarily a result of lower commission revenue due to the decreased sales discussed above and a decrease in expense recoveries related to the 1998 sale of the Collection of H.R.H. the Duke and Duchess of Windsor for which there were no comparable sales in the current year. These decreases were offset by an increase in principal activities primarily due to an increase in net gains on sales of inventory and an increase in the Company's share of operating results of Acquavella Modern Art. Auction and related revenues as a percentage of sales for the three months ended March 31, 1999 was flat in comparison to the three months ended March 31, 1998.

         Other revenue, which includes revenues from the Company's Real Estate and Finance operating segments decreased $1.5 million, or 12% in the first quarter of 1999 compared to the same quarter of 1998. This decrease was due to lower Finance revenues offset slightly by an increase in Real Estate revenues. The decrease in Finance revenues was a result of a lower average loan portfolio balance in the first quarter of 1999 compared to the first quarter of 1998. The increase in Real Estate revenues was primarily due to revenue earned in the first quarter of 1999 by new Company owned brokerage offices for which no revenue was earned in the first quarter of 1998.

         Total expenses increased $1.7 million in the first quarter of 1999 compared to 1998. Movements in foreign currency exchange rates did not have a material impact on first quarter expenses.

         Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) decreased $4.9 million during the first quarter of 1999 compared to the same period of 1998. This decrease was primarily due to the impact of costs associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor which were partially recovered and reflected in auction and related revenue in 1998. This decrease was slightly offset by an increase in Real Estate direct costs related to new Company owned brokerage offices.

         All other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $64.8 million for the first quarter of 1999, an increase of 11% compared to the first quarter of 1998. This increase was principally due to a $3.0 million, or 9%, increase in salaries and related costs and a $3.4 million, or 16%, increase in general and administrative expenses. These increases were primarily the result of incentive plans, new initiatives and initial Internet related expenses.

         Total Internet related expenses amounted to approximately $2.3 million for the three months ended March 31, 1999. These costs include primarily marketing, salary and related and professional fees. The Company continues to evaluate its planned expenditures in the initial development phase of SOTHEBYS.COM.

         Interest income increased $0.5 million due to higher average cash balances in the first quarter of 1999 compared to 1998. The higher cash balances were principally the result of the Company's $100 million debt offering, as discussed more fully in Liquidity and Capital Resources, before such funds were utilized. Interest expense decreased $1.3 million in the first quarter of 1999 as compared to the same period in 1998 as a result of lower average borrowings due to the decreased average loan portfolio and capitalized interest on the Company's building construction and other projects.

         The consolidated effective tax rate was 37% for the quarters ended March 31, 1999 and 1998.

         For the first quarter of 1999, the Company's net loss increased to a net loss of $9.5 million from a net loss of $6.3 million in the first quarter of 1998. The diluted loss per share for the first quarter of 1999 increased to $0.17 from $0.11 in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net debt position (total debt, which includes short-term borrowings, commercial paper and long-term debt, less cash and cash equivalents) totaled $72.7 million at March 31, 1999 compared to a net debt position of $174.3 million at March 31, 1998. The Company had a net cash position of $69.1 million at December 31, 1998. Working capital (current assets less current liabilities) at March 31, 1999 was $138.2 million compared to $161.9 million and $125.3 million at March 31, 1998 and December 31, 1998, respectively.

         The Company's client loan portfolio increased to $214.2 million at March 31, 1999 from $155.6 million at December 31, 1998. These amounts include $76.0 million and $17.1 million of loans which have a maturity of more than one year at March 31, 1999 and December 31, 1998, respectively.

         The Company relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. The Company supports any short-term notes issued under its U.S. commercial paper program with a committed credit facility. The Company maintains $300 million of committed and available financing to July 11, 2001 pursuant to a bank credit agreement. Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, of which $100 million is available as of March 31, 1999. In February 1999, the Company sold a tranche of these debt securities for an aggregate offering price of $100 million.

         For the three months ended March 31, 1999, the Company's primary sources of liquidity were derived from the issuance of the long-term debt securities. The most significant cash uses during the first three months of 1999 were operations, capital expenditures, the net funding of the client loan portfolio and payment of shareholder dividends.

         Capital expenditures, consisting primarily of office and facility refurbishment, acquisition of computer equipment and software, and costs associated with the construction of the York Property, as defined below, totaled $18.1 and $4.0 million for the first three months of 1999 and 1998, respectively. The increase in expenditures in 1999 as compared to 1998 is due to the York Property construction and increased computer and software costs.

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

         The Company evaluated the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. As a result of such evaluation, in September 1998, the Company received final approval from the City of New York to proceed with its plan to construct a six story addition and to renovate its current facility on York Avenue ("the York Property"). The capital expenditures relating to the new building construction are currently estimated to be in the range of $130 million. As of May 3, 1999 the Company has financial commitments in relation to this project of approximately $64 million. York Avenue Development, Inc. ("York"), a wholly owned subsidiary of Sotheby's Inc. (itself a wholly owned subsidiary of the Company), under its operating lease, holds a purchase option on the York Property that can be exercised on defined dates in 1999, 2004 and 2009 for ten times the annual rent at the date the option is exercised, subject to limitations. York expects to exercise the option in August 1999. The Company believes that it has sufficient capital resources to carry out planned capital spending relating to this project.

         The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program, credit facilities, senior unsecured debt and the shelf registration will continue to be adequate to fund the client loan program, peak working capital requirements, other short-term commitments to consignors, the project on the York Property and the Company's Internet initiative.

YEAR 2000 UPDATE

         The Year 2000 issue is a result of date sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000.

         The Company has completed its assessment of its worldwide financial and information systems and is in the process of modifying or replacing such systems as required. The Company has developed contingency plans for those locations where the replacing or modification of systems will not be completed by the end of 1999. These contingency plans consist of fixing or upgrading software that will soon be replaced, to address the year 2000 issue. The Company's modification, replacement and execution of contingency plans of its worldwide financial and information systems is proceeding on schedule and should be completed by the end of 1999.

         The Company has assessed its material non-information technology systems. The Company does not anticipate any material disruption to its operations due to Year 2000 issues with its non-information technology systems.

         The Company is currently assessing the status of its material suppliers and other third party vendors. The Company intends to distribute information requests during the second quarter of 1999 and evaluate responses shortly thereafter. The Company intends to develop a contingency plan in the event that it is not satisfied with the response of its key suppliers and vendors.

         In connection with assessing its information systems, the Company determined to replace a significant majority of its existing financial and accounting systems, which the Company believes will not only address many of its year 2000 issues, but will also increase its operational efficiencies. The Company currently believes that the cost of replacing such systems, retaining consultants and employees in connection with the integration and implementation of such systems, testing and rolling-out the new systems on a world-wide basis, training its personnel to operate its new systems, continuing its assessment of existing information technology and non-information technology systems to determine the need for modification or replacement, and implementing additional modifications or remediation as may be necessary, will be in the range of $15 million. To date, the Company's expenditures for this project have been approximately $13.0 million, with the balance of such expenses expected to be incurred during the rest of 1999 and 2000.

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

         With respect to all statements made herein regarding Year 2000, see statement on Forward Looking Statements.

EUROPEAN MONETARY UNION

         The European Monetary Unit ("the euro") was introduced on January 1, 1999 as a wholesale currency. The eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies and the euro. The existing currencies will continue to be used as legal tender through January 1, 2002; thereafter, on July 1, 2002, the existing currencies will be cancelled and euro bills and coins will be used for cash transactions in the participating countries.

         The Company's European financial and cash management operations affected by the euro conversion have adequately prepared for its introduction. For the transition period and the period after January 1, 2002, the Company has established an internal group of employees to analyze the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact of the euro conversion on its operations, if any, given that the impact will be dependent upon the competitive situations which exist in the various regional markets in which the Company participates.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company continuously evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The market risk of the Company's financial instruments has not changed significantly as of March 31, 1999 from that set forth in the Annual Report.

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

         (6) The effects of Year 2000 issues.

         (7) The effects of the Euro conversion.

         (8) Competition in the Internet auction business and the Company's success in developing and implementing its Internet auction strategy.

         (9) The demand for art-related financing.

        (10) The effects of Market Risk.

                           PART II. OTHER INFORMATION

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 29, 1999, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were: (i) the election of three directors by holders of Class A Limited Voting Common Stock; (ii) the election of seven directors by the holders of Class B Common Stock; (iii) the approval of an amendment to the Sotheby's Holdings, Inc. 1997 Stock Option Plan; and
  (iv) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 1999. All nominees were elected, and all proposals passed. The results of the voting are shown below:

  ELECTION OF CLASS A DIRECTORS


  NOMINEES                              FOR             AGAINST         WITHHELD

  Walter J.P. Curley                  36,988,179           0              98,708
  Max M. Fisher                       36,986,850           0             100,037
  A. Alfred Taubman                   36,987,067           0              99,820


  ELECTION OF CLASS B DIRECTORS

  NOMINEES                              FOR             AGAINST         WITHHELD

  Conrad Black                      169,354,490            0                   0
  Viscount Blakenham                169,354,490            0                   0
  Diana D. Brooks                   169,354,490            0                   0
  The Marquess of
  Hartington                        169,354,490            0                   0
  Henry R. Kravis                   169,354,490            0                   0
  Jeffrey H. Miro                   169,354,490            0                   0
  Sharon Percy Rockefeller          169,354,490            0                   0

  APPROVAL OF AMENDMENT TO 1997 STOCK OPTION PLAN

  199,816,026  Votes were cast;
  195,513,692  Votes were cast for the Resolution;

    4,302,334 Votes were cast against the Resolution; and 59,248 Votes abstained

  RATIFICATION OF INDEPENDENT AUDITORS

  206,401,891  Votes were cast;
  206,383,282  Votes were cast for the Resolution;

       18,609 Votes were cast against the Resolution; and 39,486 Votes abstained

  ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

                                 (a)     Exhibits

                                         27. Financial Data Schedule

                                 (b)     Reports on Form 8-K

                                 (i) On February 10, 1999, the Company  reported
                                     on Form 8-K the following:

                                         (1)     Underwriting  Agreement,  dated
                                                 as of February  2, 1999,  among
                                                 Sotheby's Holdings Inc., Morgan
                                                 Stanley  &  Co.   Incorporated,
                                                 Chase   Securities   Inc.,  and
                                                 Merrill Lynch, Pierce, Fenner &
                                                 Smith Incorporated.

                                         (2)     Indenture, dated as of February
                                                 5,  1999,   between   Sotheby's
                                                 Holdings  Inc.  and  the  Chase
                                                 Manhattan Bank as trustee.

                                         (3)     Fixed  Rate  Note,  dated as of
                                                 February   5,  1999,   made  by
                                                 Sotheby's  Holdings,   Inc.  in
                                                 favor of Cede & Co.

                            SOTHEBY'S HOLDINGS, INC.

                                AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 13th day of May, 1999, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

                                                        SOTHEBY'S HOLDINGS, INC.

                                                     By: /S/ Joseph A. Domonkos
                                                  -----------------------------
                                                             Joseph A. Domonkos
                                                     Vice President, Controller
                                                   and Chief Accounting Officer

                                  Exhibit Index

                Exhibit No.                 Description
               -----------                  ------------
                   27.                      Financial Data Schedule