Form 10-Q
period 1999-06-30
SOTHEBYS HOLDINGS INC
filed 1999-08-11
CIK 823094

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999
Commission File Number 1-9750

                            Sotheby's Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                          38-2478409
----------------------------------------             ------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                        Identification No.)


500 North Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                   48304
----------------------------------------             ------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (248) 646-2400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X .  No     .

As of August 3, 1999, there were outstanding 41,785,068 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,989,299 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

--------------------------------------------------------------------------------

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                    PAGE

Item 1.  Financial Statements:

         Consolidated Statements of Income for the Three
         and Six Months Ended June 30, 1999 and 1998                  3

         Consolidated Balance Sheets at June 30, 1999  and
         December 31, 1998                                            4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998                      5

         Notes to the Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                       11

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                 18


PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            20

SIGNATURE                                                            21

EXHIBIT INDEX                                                        22



PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Unaudited)
                                                                          For the Three Months                  For the Six Months
                                                                             Ended June 30,                       Ended June 30,
                                                                   -----------------------------------    --------------------------
                                                                        1999               1998               1999            1998
------------------------------------------------------------------------------------------------------    --------------------------
(Thousands of dollars, except per share data)

Revenues:

Auction and related revenue                                            $131,694         $129,916          $183,358         $185,182
Other revenue                                                            14,315           16,900            25,855           29,956
------------------------------------------------------------------------------------------------------    --------------------------
Total revenues                                                          146,009          146,816           209,213          215,138

Expenses:

Direct costs of services                                                 25,231           23,494            38,238           41,371
Salaries and related costs                                               37,397           40,074            73,565           73,193
General and administrative                                               28,497           25,054            53,798           46,917
Depreciation and amortization                                             3,885            3,185             7,224            6,418
------------------------------------------------------------------------------------------------------    --------------------------
Total expenses                                                           95,010           91,807           172,825          167,899
------------------------------------------------------------------------------------------------------    --------------------------

Operating Income                                                         50,999           55,009            36,388           47,239

Interest income                                                             824              672             1,947            1,320
Interest expense                                                         (1,414)          (2,312)           (2,856)          (5,085)
Other expense                                                               (96)             (98)             (287)            (174)
------------------------------------------------------------------------------------------------------    --------------------------

Income before taxes                                                      50,313           53,271            35,192           43,300

Income tax expense                                                       18,616           19,709            13,021           16,021
------------------------------------------------------------------------------------------------------    --------------------------

Net Income                                                              $31,697          $33,562           $22,171          $27,279
------------------------------------------------------------------------------------------------------    --------------------------

Basic Income Per Share                                                    $0.55            $0.59             $0.39            $0.48
------------------------------------------------------------------------------------------------------    --------------------------

Diluted Income Per Share                                                  $0.53            $0.59             $0.38            $0.48
------------------------------------------------------------------------------------------------------    --------------------------

Basic Weighted Average Shares Outstanding (in millions)                    57.6             56.8              57.5             56.4
------------------------------------------------------------------------------------------------------    --------------------------

Diluted Weighted Average Shares Outstanding (in millions)                  60.3             57.3              58.8             57.1
------------------------------------------------------------------------------------------------------    --------------------------

Dividends Per Share                                                       $0.10            $0.10             $0.20            $0.20
------------------------------------------------------------------------------------------------------    --------------------------

See accompanying Notes to the Consolidated Financial Statements



Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries
                                                                               June 30,     December 31,
                                                                                 1999          1998
                                                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------
(Thousands of dollars)

Assets
Current Assets
Cash and cash equivalents                                                       $72,568       $71,238
Accounts and notes receivable, net of allowance
   for doubtful accounts of  $7,861 and $14,585
    Accounts receivable                                                         461,582       286,922
    Notes receivable                                                            138,551       135,592
    Other                                                                        20,625        18,368
-------------------------------------------------------------------------------------------------------
        Total Accounts and Notes Receivable, Net                                620,758       440,882

Inventory, net                                                                   25,819        16,915
Deferred income taxes                                                            14,595        16,251
Prepaid expenses and other current assets                                        30,380        23,756
-------------------------------------------------------------------------------------------------------
        Total Current Assets                                                    764,120       569,042

Notes receivable                                                                 23,586        17,115
Properties, less allowance for depreciation
   and amortization of  $63,363 and $60,154                                     145,548       108,914
Intangible assets, less allowance for
   amortization of  $18,221 and $17,753                                          34,045        34,088
Investments                                                                      36,476        36,737
Other assets                                                                      6,334         5,614
-------------------------------------------------------------------------------------------------------
        Total Assets                                                         $1,010,109      $771,510
-------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                              $403,845      $289,987
Other short-term borrowings                                                       6,729         2,098
Accounts payable and accrued liabilities                                        111,110       105,751
Deferred revenues                                                                11,199         6,921
Accrued income taxes                                                             34,610        38,944
-------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                               567,493       443,701

Long-Term Liabilities
Long-term debt                                                                  100,000             0
Deferred income taxes                                                            11,283        11,789
Other liabilities                                                                 1,845         1,933
-------------------------------------------------------------------------------------------------------
        Total Liabilities                                                       680,621       457,423

Shareholders' Equity
Common Stock, $0.10 par value:                                                    5,773         5,716
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 40,727,980 and 40,164,388 of
  Class A and 16,995,299 and 16,995,299 of Class B, at June 30,
  1999 and December 31, 1998, respectively
Additional paid-in capital                                                      112,388       104,092
Retained earnings                                                               230,060       219,383
Accumulated other comprehensive income                                          (18,733)      (15,104)
-------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                             329,488       314,087
-------------------------------------------------------------------------------------------------------
         Total Liabilities And Shareholders' Equity                          $1,010,109      $771,510
-------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements





Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)


Six Months Ended June 30,                                                         1999               1998
------------------------------------------------------------------------------------------------------------
(Thousands of dollars)

Operating Activities:
Net Income                                                                       $22,171            $27,279
Adjustments to reconcile net income to net cash (used)
   provided by operating activities:
   Depreciation and amortization                                                   7,224              6,532
   Deferred income taxes                                                           1,253               (467)
   Tax benefit of stock option exercises                                           4,231              2,154
   Asset provisions                                                                  474              2,208
   Other                                                                               -                297

Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                   (191,329)            18,136
   (Increase) decrease in inventory                                               (9,349)             4,917
   Increase in prepaid expenses and other current assets                          (7,333)            (1,832)
   Increase in intangible and in other assets                                     (1,308)            (1,015)
   Increase (decrease) in due to consignors                                      126,373            (56,605)
   (Decrease) increase in accrued income taxes                                    (1,615)             6,959
   Increase in accounts payable and accrued liabilities and other liabilities     11,489             19,573
-----------------------------------------------------------------------------------------------------------
   Net cash (used) provided by operating activities                              (37,719)            28,136

Investing Activities:
Increase in notes receivable                                                     (94,733)          (144,834)
Collections of notes receivable                                                   84,407             48,844
Capital expenditures                                                             (46,249)           (12,764)
Decrease in investments                                                              262                452
-----------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                         (56,313)          (108,302)

Financing Activities:
Increase in commercial paper                                                           -             38,000
Increase in long-term debt                                                       100,000                  -
Increase in short term borrowings                                                  5,034              8,695
Proceeds from exercise of stock options                                            4,123             13,444
Dividends                                                                        (11,493)           (11,288)
-----------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                      97,664             48,851

Effect of exchange rate changes on cash                                           (2,302)              (916)
-----------------------------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents                                         1,330            (32,231)
Cash and cash equivalents at beginning of period                                  71,238             33,642
-----------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                  $72,568             $1,411
-----------------------------------------------------------------------------------------------------------

Income taxes paid                                                                $11,730             $5,561
-----------------------------------------------------------------------------------------------------------

Interest paid                                                                     $2,777             $5,696
-----------------------------------------------------------------------------------------------------------


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

         In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1999 and 1998 have been included.

2.       Accounts and Notes Receivable

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

         As of June 30, 1999, an amount equal to approximately 22% of the Company's notes receivable (current and non-current) was extended to two borrowers.

         The Company regularly reviews its loan portfolio. Each loan is analyzed based on the current estimated realizable value of collateral securing the loan. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower.

         Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the six months ended June 30, 1999 and 1998 (in thousands):

                                                         1999            1998
                                                         ----            ----
         Allowance for credit losses
          at December 31, 1998 and 1997                $2,874           $3,620
         Provisions                                       -                238
         Write-offs                                       -                 -
         Other                                            (34)            (222)
                                                       ------           ------
         Allowance for credit losses
          at June 30, 1999 and 1998                    $2,840           $3,636
                                                       ======           ======


         As of June 30, 1999, an amount equal to approximately 21% of the Company's accounts receivable balance was due from one purchaser.

3.       Credit Arrangements

         In February, 1999 the Company sold a tranche of long-term debt securities, pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year notes have an effective interest rate of 6.98%.

         The Company may issue up to $300 million in notes under its U.S. commercial paper program. At June 30, 1999 there were no outstanding commercial paper borrowings. At June 30, 1999, the Company had $6.8 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 6.23%.

4.       Shareholders'Equity and Earnings Per Share

         On July 23, 1999, Amazon.com, Inc. purchased one million shares of the the Company's Class A Common Stock at $35.44 per share and purchased, for $10 million, a three-year warrant to purchase an additional one million shares at $100 per share. The Company and Amazon.com, Inc. also entered into an agreement to launch a joint online auction site, sothebys.amazon.com that will be devoted to the general antiques collector and to the world of collectibles.

5.       Comprehensive Income

         The Company's other comprehensive income consisted of the change in the foreign currency translation adjustment amount during the period. Comprehensive income for the three months ended June 30, 1999 and 1998 amounted to $28.3 million and $35.1 million, respectively and for the six months ended June 30, 1999 and 1998 amounted to $18.5 million and $27.7 million, respectively.

6.       Commitments and Contingencies

         The Company, in the normal course of business, is a defendant in various legal actions.

         In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $19.5 million at June 30, 1999.

         On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. At August 3, 1999, the Company had no outstanding guarantees. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction.

         In conjunction with the Company's building construction (see Management's Discussion and Analysis under Liquidity and Capital Resources for further information) the Company has financial commitments of approximately $15.5 million as of July 30, 1999.

         In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements.

7.       Segment Reporting

         During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

         For the Three Months Ended June 30, 1999 (in thousands):

                      Auction     Real Estate    Finance      Other       Total
                      -------     -----------    -------      ------      -----
         Revenues    $131,695       $8,489        $3,898      $1,927    $146,009

         Profit/(Loss)$47,354       $2,363          $665       ( $69)    $50,313



         For the Three Months Ended June 30, 1998 (in thousands):

                     Auction     Real Estate     Finance      Other       Total
                     -------     -----------     -------      ------      -----
         Revenues    $129,918      $7,952         $7,180      $1,766    $146,816

         Profit/(Loss)$49,893      $2,617           $845        ($84)    $53,271



         For the Six Months Ended June 30, 1999 (in thousands):

                      Auction     Real Estate    Finance      Other       Total
                      -------     -----------    -------      ------      -----
         Revenues     $183,358     $14,430        $7,525      $3,900    $209,213

         Profit/(Loss) $30,940      $2,737        $1,647       ($132)    $35,192

         Assets       $798,909     $15,031      $166,683      $1,725    $982,348



         For the Six Months Ended June 30, 1998 (in thousands):

                     Auction    Real Estate     Finance      Other        Total
                     -------    -----------     -------      ------       -----
         Revenues    $185,182     $13,154        $13,352      $3,450    $215,138

         Profit/(Loss)$38,572      $2,850         $2,097       ($219)    $43,300

         Assets      $500,216      $8,903       $374,872      $2,176    $886,167


         A reconciliation of the total assets reported for the reportable operating segments to total assets on the consolidated balance sheets is as follows:

                                                June 30, 1999    June 30, 1998
                                                -------------    -------------
         Total assets for reportable segments      $980,623         $883,991
         Other assets                                 1,725            2,176
         Goodwill not allocated to segments          10,179           10,660
         Other unallocated amounts                   17,582            9,487
                                                 ----------         --------
         Consolidated total                      $1,010,109         $906,314
                                                 ==========         ========

         The other unallocated amounts consist primarily of deferred tax assets and income tax receivable balances.

8.       Seasonality of Business

         The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                                    Percentage of Annual
                                                        Auction Sales
                                          --------------------------------------
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
                                          ====             ====             ====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating margins than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 8 of Notes to the Consolidated Financial Statements for additional information.)

         Following is a geographical breakdown of the Company's auction sales for the three and six months ended June 30, 1999 and 1998
         (in thousands):

                         For the Three Months            For the Six Months
                            Ended June 30,                  Ended June 30,
                          1999         1998                1999         1998
                         --------------------            --------------------

         North America   $460,605     $393,820           $594,044     $567,493
         Europe           302,026      292,506            403,060      370,638
         Asia              37,016       29,444             38,216       29,444
                         --------     --------         ----------     --------
         Total           $799,647     $715,770         $1,035,320     $967,575
                         ========     ========         ==========     ========

         For the quarter ended June 30, 1999, worldwide auction sales of $799.6 million increased $83.9 million, or 12%, compared to the second quarter of 1998. The increase in second quarter sales was due to a 25% increase in the average selling price per lot sold in 1999 as compared to 1998, offset by an 11% decrease in the number of lots sold. The increase in North America was primarily due to the single-owner sale of paintings and sculptures from the Collection of Mr. and Mrs. John Hay Whitney and the sale of furniture, decorative and fine arts from the Estate of Mrs. John Hay Whitney for which there were no comparable sales in the prior year. This increase was offset by the single-owner sale of silver, furniture, rare books and manuscripts from the Collection of Jamie Ortiz-Patino in the second quarter of 1998 for which there was no comparable sale in the current year, as well as a decrease in American paintings. The sales increase in Europe was principally due to increases in Impressionist and Modern art and the timing of the Contemporary art sales, offset by decreases in Manuscripts and 19th Century paintings. The series of Contemporary art sales, which were held in the second quarter of 1999, were held in July 1998. The increase in Asia was due primarily to favorable sales results in Hong Kong related to a single owner sale. Auction sales recorded by the Company's foreign operations were not materially affected by translation into U.S. dollars for the second quarter of 1999.

         Sales for the first six months of the year increased due to the items previously mentioned as well as Europe's sale of Important French and Italian Furniture, Porcelain, Paintings, Silver and Decorative Arts from the Estate of dott. Giuseppe Rossi. For the six months, the increase in North America was offset by the sale of the Collection of H.R.H. the Duke and Duchess of Windsor in the first quarter of 1998 for which there was no comparable sale in the current year and a decrease in Old Masters paintings. Auction sales recorded by the Company's foreign operations were not materially affected by translation into U.S. dollars for the six months ended June 30, 1999.

         For the second quarter of 1999, worldwide auction and related revenues increased $1.8 million, or 1%, compared to 1998. Foreign currency exchange rate movements did not materially affect revenues in the second quarter of 1999. This increase was primarily a result of higher commission revenue due to the increased sales discussed above offset by a decrease in principal activities. Auction and related revenues as a percentage of sales has declined in 1999, principally the result of sales mix (the aforementioned changes in average lot value and lot volume), most notably in North America.

         For the six months ended June 30, 1999, auction and related revenues decreased $1.8 million, or 1%, compared to the same period in 1998. Foreign currency exchange rate movements did not materially affect revenues for the first six months of 1999. This decrease was due primarily to a decrease in expense recoveries related to the 1998 sale of the Collection of H.R.H. the Duke and Duchess of Windsor for which there were no comparable sales in the current year and, to a lesser extent, a decrease in principal activities. This decrease was offset by higher commission revenue due to the increased sales discussed above. Auction and related revenues as a percentage of sales has declined in 1999, principally the result of sales mix, most notably in North America.

         Other revenue, which includes revenues from the Company's Real Estate and Finance operating segments decreased $2.6 million, or 15%, in the second quarter of 1999 compared to the same quarter of 1998. For the six months ended June 30, 1999, other revenue decreased $4.1 million, or 14%, compared to the same period in 1998. These decreases were due to lower Finance revenues offset slightly by an increase in Real Estate revenues. The decrease in Finance revenues was a result of a lower average loan portfolio balance in the second quarter and first half of 1999 compared to same periods in 1998. The increase in Real Estate revenues was primarily due to revenue earned in the second quarter and first half of 1999 by new Company owned brokerage offices for which no revenue was earned in the comparable periods in 1998.

         Total expenses increased $3.2 million in the second quarter of 1999 compared to 1998. For the six months ended June 30, 1999, total expenses increased $4.9 million compared to the same period in 1998. Movements in foreign currency exchange rates did not have a material impact on expenses for the three and six months ended June 30, 1999.

         Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) increased $1.7 million during the second quarter of 1999 compared to the same period of 1998. This increase was primarily due to Internet related costs and an increase in Real Estate direct costs related to new Company owned brokerage offices.

         Direct costs of services decreased $3.1 million in the first half of 1999 as compared to the same period in 1998. This decrease was primarily due to the impact of costs associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor which were partially recovered and reflected in auction and related revenue in 1998. This decrease was slightly offset by Internet related costs and an increase in Real Estate direct costs related to new Company owned brokerage offices.

         All other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $69.8 million for the second quarter of 1999, an increase of 2% compared to the second quarter of 1998. For the six months ended June 30, 1999, these expenses increased $8.1 million, or 6%, compared to the same period in 1998. For the three months ended June 30, 1999 these increases were principally due to an increase in general and administrative expenses. For the six months ended June 30, 1999 these increases were principally due to an increase in salaries and related costs and an increase in general and administrative expenses. These increases were primarily the result of Internet related expenses and, to a lesser extent, ongoing initiatives. Offsetting the aforementioned salary and related cost increase was a reduction, recorded in the second quarter, of accrued compensation costs of approximately $4.2 million previously expensed by the Company for its 1997 Performance Share Purchase Plan option grant. During the second quarter of 1999, the Company's management determined that fulfillment of the financial performance criteria for the 1997 grant (necessary for these options to ultimately become exercisable under the terms of the plan) are not likely to be achieved.

         Total Internet related expenses amounted to approximately $8.5 million and $10.8 million for the three and six months ended June 30, 1999, respectively. These costs include primarily marketing, salary and related and professional fees. The Company continues to evaluate its planned expenditures in the initial development phase of sothebys.com and sothebys.amazon.com.

         Net interest expense decreased $1.1 million and $2.9 million for the three and six months ended June 30, 1999 primarily as a result of lower average borrowings due to the decreased average loan portfolio and capitalized interest on the Company's building construction and other projects.

         The consolidated effective tax rate was 37% for the three and six months ended June 30, 1999 and 1998.

         For the second quarter of 1999, the Company's net income decreased 6% to $31.7 million from net income of $33.6 million in the second quarter of 1998. Diluted earnings per share for the second quarter of 1999 decreased to $0.53 per share from $0.59 per share for the second quarter of 1998. The impact on diluted earnings per share related to the Company's Internet initiative was ($0.09) per share for the quarter ended June 30, 1999. The impact of dilution related to the Company's stock options was ($0.02) for the quarter. For the six months ended June 30, 1999, net income decreased $5.1 million, or 19%, compared to the same period in 1998. Diluted earnings per share for the first half of 1999 decreased to $0.38 from $0.48 in the first half of 1998. The impact on diluted earnings per share related to the Company's Internet initiative was ($0.12) per share for the six months ended June 30, 1999. The impact of dilution related to the Company's stock options was ($0.01) for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net debt position (total debt, which includes short-term borrowings, commercial paper and long-term debt, less cash and cash equivalents) totaled $34.2 million at June 30, 1999 compared to a net cash position of $69.1 million at December 31, 1998. Working capital (current assets less current liabilities) at June 30, 1999 was $196.6 million compared to $125.3 million at December 31, 1998.

         The Company's client loan portfolio increased to $165.0 million at June 30, 1999 from $155.6 million at December 31, 1998. These amounts include $23.6 million and $17.1 million of loans which have a maturity of more than one year at June 30, 1999 and December 31, 1998, respectively.

         The Company primarily relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. The Company supports any short-term notes issued under its U.S. commercial paper program with a committed credit facility. The Company maintains $300 million of committed and available financing to July 11, 2001 pursuant to a bank credit agreement. Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, of which $100 million is available as of June 30, 1999. In February 1999, the Company sold a tranche of these debt securities for an aggregate offering price of $100 million.

         On July 23, 1999, Amazon.com, Inc. purchased one million shares of the the Company's Class A Common Stock at $35.44 per share and purchased, for $10 million, a three-year warrant to purchase an additional one million shares at $100 per share. The Company and Amazon.com, Inc. also entered into an agreement to launch a joint online auction site, sothebys.amazon.com that will be devoted to the general antiques collector and to the world of collectibles.

         For the six months ended June 30, 1999, the Company's primary sources of liquidity were derived from the issuance of the long-term debt securities. The most significant cash uses during the first six months of 1999 were operations, capital expenditures, the net funding of the client loan portfolio and payment of shareholder dividends.

         Capital expenditures, consisting primarily of office and facility refurbishment, acquisition of computer equipment and software, and costs associated with the construction of the York Property, as defined below, totaled $46.2 and $12.8 million for the first six months of 1999 and 1998, respectively. The increase in expenditures in 1999 as compared to 1998 is due primarily to the York Property construction and increased computer and software costs.

         From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. (See Note 6 of the Notes to the Consolidated Financial Statements for additional information.) The Company does not believe that material liquidity risk exists relating to these commitments.

         The Company evaluated the adequacy of its principal auction premises for the requirements of the present and future conduct of its business. As a result of such evaluation, in September 1998, the Company received final approval from the City of New York to proceed with its plan to construct a six story addition and to renovate its current facility on York Avenue ("the York Property"). The capital expenditures relating to the new building construction are currently estimated to be in the range of $130 million. As of July 30, 1999 the Company has financial commitments in relation to this project of approximately $15.5 million. York Avenue Development, Inc. ("York"), a wholly owned subsidiary of Sotheby's Inc. (itself a wholly owned subsidiary of the Company), under its operating lease, holds a purchase option on the York Property that can be exercised on defined dates in 1999, 2004 and 2009 for ten times the annual rent at the date the option is exercised, subject to limitations. York expects to exercise the option in August 1999. The Company believes that it has sufficient capital resources to carry out planned capital spending relating to this project.

         The Company believes that operating cash flows will be adequate to meet normal working capital requirements and that the commercial paper program, credit facilities, senior unsecured debt, the shelf registration and the proceeds received from the sale of stock and the warrant to Amazon.com, Inc. will continue to be adequate to fund the client loan program, peak working capital requirements, other short-term commitments to consignors or purchasers, the project on the York Property and the Company's Internet initiative.

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

         The Company is currently assessing its material non-information technology systems. The Company does not anticipate any material disruption to its operations due to Year 2000 issues with its non-information technology systems.

         The Company is currently assessing the status of its material suppliers and other third party vendors. The Company distributed information requests during the second quarter of 1999 and is currently evaluating responses received. The Company intends to develop a contingency plan in the event that it is not satisfied with the response of its key suppliers and vendors.

         In connection with assessing its information systems, the Company determined to replace a significant majority of its existing financial and accounting systems, which the Company believes will not only address many of its year 2000 issues, but will also increase its operational efficiencies. The Company currently believes that the cost of replacing such systems, retaining consultants and employees in connection with the integration and implementation of such systems, testing and rolling-out the new systems on a world-wide basis, training its personnel to operate its new systems, continuing its assessment of existing information technology and non-information technology systems to determine the need for modification or replacement, and implementing additional modifications or remediation as may be necessary, will be in the range of $15 million. To date, the Company's expenditures for this project have been approximately $14.4 million, with the balance of such expenses expected to be incurred during the rest of 1999 and 2000.

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

         The Company believes that its European financial and cash management operations affected by the euro conversion have adequately been prepared for its introduction. For the transition period and the period after January 1, 2002, the Company has established an internal group of management to analyze the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact, if any, of the euro conversion on its operations, given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company continuously evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The market risk of the Company's financial instruments has not changed significantly as of June 30, 1999 from that set forth in the Annual Report.

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

      (10) The effects of Market Risk.

                         PART II. OTHER INFORMATION

  ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

                       (a)     Exhibits

                               27. Financial Data Schedule

                       (b)     Reports on Form 8-K

                               (i) On June 25, 1999, the Company reported on
                                   Form 8-K the announcement of agreements with Amazon.com, Inc.

                            SOTHEBY'S HOLDINGS, INC.

                                AND SUBSIDIARIES

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 11th day of August, 1999, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

                                                        SOTHEBY'S HOLDINGS, INC.

                                                        By:/S/Joseph A. Domonkos
                                                       -------------------------
                                                              Joseph A. Domonkos
                                                      Vice President, Controller
                                                    and Chief Accounting Officer

                                  Exhibit Index


        Exhibit No.                            Description
        ----------                             -----------
        27.                                    Financial Data Schedule