Form 10-Q
period 1999-09-30
SOTHEBYS HOLDINGS INC
filed 1999-11-15
CIK 823094

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1999
Commission File Number 1-9750


                           Sotheby's Holdings, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Michigan                                         38-2478409
-------------------------------                --------------------------------
(State or other jurisdiction of               (IRS Employer Indentification No.)
 incorporation or organization)


500 North Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                    48304
----------------------------------------             ------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (248) 646-2400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No     .

As of November 9, 1999, there were outstanding 42,202,994 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,585,983 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

================================================================================

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                  PAGE
Item 1.  Financial Statements:

         Consolidated Statements of Income for the Three
         and Nine Months Ended September 30, 1999 and 1998          3

         Consolidated Balance Sheets at September 30, 1999,         4
         December  31, 1998 and  September  30, 1998

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998              5

         Notes to the Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                     12

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                               20



PART II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                          22

SIGNATURE                                                          23

EXHIBIT INDEX                                                      24


PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Unaudited)
                                                                 For the Three Months                   For the Nine Months
                                                                 Ended September 30,                    Ended September 30,
                                                          -----------------------------------    -----------------------------------
                                                               1999               1998                1999               1998
---------------------------------------------------------------------------------------------    -----------------------------------
(Thousands of dollars, except per share data)
Revenues:

Auction and related revenue                                      $32,677             $34,478            $216,036           $219,660
Other revenue                                                     12,598              16,810              38,452             46,766
---------------------------------------------------------------------------------------------    -----------------------------------
Total revenues                                                    45,275              51,288             254,488            266,426

Expenses:

Direct costs of services                                          11,503               9,057              49,740             50,428
Salaries and related costs                                        35,927              32,562             109,491            105,754
General and administrative                                        31,711              21,523              85,511             68,440
Depreciation and amortization                                      4,087               3,313              11,312              9,731
Non-recurring charges                                                  -              15,200                   -             15,200
---------------------------------------------------------------------------------------------    -----------------------------------
Total expenses                                                    83,228              81,655             256,054            249,553
---------------------------------------------------------------------------------------------    -----------------------------------

Operating (Loss) Income                                          (37,953)            (30,367)             (1,566)            16,873

Interest income                                                      844                 686               2,791              2,006
Interest expense                                                    (490)             (3,309)             (3,347)            (8,394)
Other expense                                                       (110)                (13)               (396)              (188)
---------------------------------------------------------------------------------------------    -----------------------------------

(Loss) Income before taxes                                       (37,709)            (33,003)             (2,518)            10,297

Income tax benefit (expense)                                      13,952              12,211                 932             (3,810)
---------------------------------------------------------------------------------------------    -----------------------------------

Net (Loss) Income                                               ($23,757)           ($20,792)            ($1,586)            $6,487
---------------------------------------------------------------------------------------------    -----------------------------------

Basic (Loss) Earnings Per Share                                   ($0.41)             ($0.37)             ($0.03)             $0.11
---------------------------------------------------------------------------------------------    -----------------------------------

Diluted (Loss) Earnings Per Share                                 ($0.41)             ($0.37)             ($0.03)             $0.11
---------------------------------------------------------------------------------------------    -----------------------------------

Basic Weighted Average Shares Outstanding (in millions)             58.5                56.9                57.8               56.6
---------------------------------------------------------------------------------------------    -----------------------------------

Diluted Weighted Average Shares Outstanding (in millions)           58.5                56.9                57.8               57.0
---------------------------------------------------------------------------------------------    -----------------------------------

Dividends Per Share                                                $0.10               $0.10               $0.30              $0.30
-------------------------------------------------------- ------------------------------------    -----------------------------------

See accompanying Notes to the Consolidated Financial Statements


Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries

                                                                                September 30,     December 31,  September 30,
                                                                                    1999             1998          1998
                                                                                 (UNAUDITED)                    (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
(Thousands of dollars)

Assets
Current Assets
Cash and cash equivalents                                                               $3,817        $71,238       $16,834
Accounts and notes receivable, net of allowance
   for doubtful accounts of  $10,155, $14,585 and $8,813
    Accounts receivable                                                                242,590        305,290       162,882
    Notes receivable                                                                   121,536        135,592       183,010
----------------------------------------------------------------------------------------------------------------------------
        Total Accounts and Notes Receivable, Net                                       364,126        440,882       345,892

Inventory, net                                                                          29,347         16,915        15,125
Deferred income taxes                                                                   14,595         16,251         9,388
Prepaid expenses and other current assets                                               29,696         23,756        23,526
----------------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                           441,581        569,042       410,765

Notes receivable                                                                        31,724         17,115       259,603
Properties, less allowance for depreciation
   and amortization of  $68,588, $60,154 and $67,542                                   207,931        108,914        79,549
Intangible assets, less allowance for
   amortization of  $18,539, $17,753 and $17,548                                        34,228         34,088        32,512
Investments                                                                             36,457         36,737        36,960
Other assets                                                                             2,202          5,614         6,344
----------------------------------------------------------------------------------------------------------------------------
        Total Assets                                                                  $754,123       $771,510      $825,733
----------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                                     $145,216       $289,987      $117,703
Other short-term borrowings                                                              4,763          2,098        33,334
Accounts payable and accrued liabilities                                               114,065        105,751        70,486
Deferred revenues                                                                       14,051          6,921        12,706
Accrued income taxes                                                                    19,243         38,944        15,037
----------------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                      297,338        443,701       249,266

Long-Term Liabilities
Long-term debt                                                                         100,000              -             -
Commercial Paper                                                                             -              -       285,000
Deferred income taxes                                                                   11,283         11,789         9,876
Other liabilities                                                                        1,218          1,933        15,762
----------------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                              409,839        457,423       559,904

Shareholders' Equity
Common Stock, $0.10 par value:                                                           5,880          5,716         5,690
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 41,804,368, 40,164,388 and 39,897,288 of Class A and 16,979,299, 16,995,299 and 17,002,094 of Class B, at
  September 30, 1999, December 31, 1998 and September 30, 1998, respectively
Additional paid-in capital                                                             157,470        104,092        89,172
Retained earnings                                                                      199,695        219,383       186,567
Accumulated other comprehensive income                                                 (18,761)       (15,104)      (15,600)
------------------------------------------------------------------------------- --------------------------------------------
         Total Shareholders' Equity                                                    344,284        314,087       265,829
----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities And Shareholders' Equity                                   $754,123       $771,510      $825,733
----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements


Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)


Nine Months Ended September 30,                                                                   1999                1998
---------------------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Operating Activities:
Net (Loss) Income                                                                              ($1,586)             $6,487
Adjustments to reconcile net (loss) income to net cash
   used by operating activities:
   Depreciation and amortization                                                                11,312              12,300
   Write-off of Leashold Improvements and Furniture and Fixtures                                     -              14,100
   Deferred income taxes                                                                         1,590              (6,566)
   Tax benefit of stock option exercises                                                         4,716               2,275
   Asset provisions                                                                              2,642               2,401
   Other                                                                                             -                (379)

Changes in assets and liabilities:
   Decrease in accounts receivable                                                              62,765             183,683
   (Increase) decrease in inventory                                                            (14,305)              7,086
   Increase in prepaid expenses and other current assets                                        (5,694)             (5,518)
   Increase in other assets                                                                     (2,634)             (1,785)
   Decrease in due to consignors                                                              (145,440)           (232,236)
   Decrease in accrued income taxes                                                            (19,977)             (6,810)
   (Decrease) increase in accounts payable and accrued liabilities and other liabilities        (3,915)              6,542
---------------------------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                                      (110,526)            (18,420)

Investing Activities:
Increase in notes receivable                                                                  (129,223)           (219,772)
Collections of notes receivable                                                                125,985              48,844
Capital expenditures                                                                           (86,711)            (27,386)
Decrease in investments                                                                            281                 505
---------------------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                                       (89,668)           (197,809)

Financing Activities:
Increase in commercial paper                                                                         -             168,000
Increase in long-term debt                                                                     100,000                   -
Increase in short term borrowings                                                                2,515              32,285
Proceeds from exercise of stock options                                                          3,385              15,873
Proceeds from issuance of common stock                                                          35,440                   -
Proceeds from issuance of warrant to purchase common stock                                      10,000                   -
Dividends                                                                                      (18,102)            (16,947)
---------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                   133,238             199,211

Effect of exchange rate changes on cash                                                           (465)                210
---------------------------------------------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents                                                     (67,421)            (16,808)
Cash and cash equivalents at beginning of period                                                71,238              33,642
---------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                                 $3,817             $16,834
---------------------------------------------------------------------------------------------------------------------------

Income taxes paid                                                                               $6,557             $17,896
---------------------------------------------------------------------------------------------------------------------------

Interest paid (net of capitalized interest)                                                     $1,023              $7,625
---------------------------------------------------------------------------------------------------------------------------

Non cash investing activities:
     Capital asset and lease obligation additions                                              $12,635                   -
---------------------------------------------------------------------------------------------------------------------------

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

         In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1999 and 1998 have been included. Included in the three and nine months ended September 30, 1998 is a non-recurring charge. See Note 10 for further information.

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

         As of September 30, 1999, an amount equal to approximately 13% of the Company's notes receivable (current and non-current) was extended to one borrower. No other individual loan or group of related loans amounted to more than 10% of the Company's notes receivable (current and non-current).

         The Company regularly reviews its loan portfolio. Each loan is analyzed based on the current estimated realizable value of collateral securing the loan. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower.

         Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                         1999           1998
                                                         ----           ----
         Allowance for credit losses
          at December 31, 1998 and 1997                 $2,874         $3,620
         Provisions                                        -              238
         Write-offs                                        -             (855)
         Other                                              (6)          (365)
                                                        -------        -------
         Allowance for credit losses
          at September 30, 1999 and 1998                $2,868         $2,638
                                                        =======        =======


         As of September 30, 1999, an amount equal to approximately 27% of the Company's accounts receivable balance was due from one purchaser.

3.       Credit Arrangements

         In February, 1999 the Company sold a tranche of long-term debt securities, pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year notes have an effective interest rate of 6.98%.

         The Company may issue up to $300 million in notes under its U.S. commercial paper program. At September 30, 1999 there were no outstanding commercial paper borrowings. At September 30, 1999, the Company had $4.8 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 5.72%.

4.       Property, Plant and Equipment

         Included in Property, Plant and Equipment are costs related to the construction of the Company's current facility on York Avenue ("the York Property"). In September of 1999, York Avenue Development, Inc. ("York"), a wholly owned subsidiary of Sotheby's, Inc. (itself a wholly owned subsidiary of the Company), exercised its right, under its operating lease, to purchase the York Property. Included in the Company's cash balance at September 30, 1999 is restricted cash in the amount of $1.1 million, which is being held in escrow and will be paid to the seller of the York Property at closing.

5.       Shareholders'Equity and Earnings Per Share

         On July 23, 1999, Amazon.com, Inc. purchased one million of newly issued shares of the Company's Class A Common Stock at $35.44 per share, and purchased for $10 million, a three-year warrant to purchase an additional one million shares at $100 per share. The Company and Amazon.com, Inc. also entered into an agreement to launch a
         co-branded   online  auction  site, sothebys.amazon.com  that  will  be devoted to the general antiques collector and to the world of collectibles.

6.       Comprehensive Income

         The Company's other comprehensive income (loss) consisted of the change in the foreign currency translation adjustment amount during the period. Comprehensive income (loss) for the three months ended September 30, 1999 and 1998 amounted to ($23.7) million and ($21.4) million, respectively and for the nine months ended September 30, 1999 and 1998 amounted to ($5.2) million and $6.4 million, respectively.

7.       Commitments and Contingencies

         The Company, in the normal course of business, is a defendant in various legal actions.

         In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $19.5 million at September 30, 1999.

         On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. At September 30, 1999 and November 10, 1999, the Company had outstanding guarantees totaling approximately $8.5 million, which covers auction property having a mid-estimate sales price of approximately $11 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a specified price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction.

         In conjunction with the Company's building construction (see Management's Discussion and Analysis under Liquidity and Capital Resources for further information), the Company has financial commitments of approximately $10.5 million as of November 1, 1999.

         In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements.

8.       Segment Reporting

         During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

For the Three Months Ended September 30, 1999 (in thousands):

                Auction  Real Estate    Finance      other      Total

Revenues        $32,677     $8,001       $3,332      $1,265    $45,275

Profit/(Loss)  ($39,909)    $1,887         $872       ($559)  ($37,709)


For the Three Months Ended September 30, 1998 (in thousands):

             Auction    Real Estate   Finance    other    Unallocated    Total

Revenues      $34,478     $5,847       $9,828    $1,135        -        $51,288

Profit/(Loss)($22,156)    $1,207       $3,757     ($611)   ($15,200)   ($33,003)


For the Nine Months Ended September 30, 1999 (in thousands):

                 Auction     Real Estate    Finance      other      Total

Revenues        $216,036     $22,432        $10,855      $5,165    $254,488

Profit/(Loss)   ($9,002)     $4,645         $2,526       ($687)    ($2,518)

Assets          $555,565     $12,767        $158,882     $1,999    $729,213



For the Nine Months Ended September 30, 1998 (in thousands):

              Auction    Real Estate    Finance    other   Unallocated    Total

Revenues       $219,660    $19,001      $23,189     $4,576      -       $266,426

Profit/(Loss)   $16,137     $4,069       $6,121      ($830)   ($15,200)  $10,297

Assets         $398,006     $9,594     $393,627     $1,975              $803,202


         A reconciliation of the total assets reported for the reportable operating segments to total assets on the consolidated balance sheets is as follows as of September 30, 1999 and 1998:

                                                      1999         1998
                                                      ----         ----
         Total assets for reportable segments      $727,214      $801,227
         Other assets                                 1,999         1,975
         Goodwill not allocated to segments           9,921        10,595
         Other unallocated amounts                   14,989        11,936
                                                   --------      --------
         Consolidated total                        $754,123      $825,733
                                                   ========      ========

         The other unallocated amounts consist primarily of deferred tax assets and income tax receivable balances.

9.       Seasonality of Business

         The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                          Percentage  of  Annual
                                              Auction  Sales
                                       ---------------------------
                                        1998       1997       1996
                                        ----       ----       ----
                January - March         13%        11%         10%
                April - June            37%        35%         39%
                July - September         8%         8%          9%
                October - December      42%        46%         42%
                                        ---        ---         ---
                                       100%       100%        100%
                                       ====       ====        ====

10.      Non-Recurring Charges

         During the third quarter and first nine months of 1998, the Company recorded a non-recurring charge of $15.2 million relating to the construction of the York Property, as defined in Management's Discussion and Analysis under Liquidity and Capital Resources. Approximately $14.1 million of this amount was a non-cash charge resulting from the impairment of existing leasehold improvements and related furniture and fixtures. The remaining amount of approximately $1.1 million was a provision resulting from the cost of future rental obligations on rental space in New York City that will be abandoned as part of the plan. As of September 30, 1999, The Company has recorded in other liabilities on the Consolidated Balance Sheet, approximately $1.1 million related to these future obligations, which will be paid out starting approximately in October, 2000 through September 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating margins than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 9 of Notes to the Consolidated Financial Statements for additional information.)

         Following is a geographical breakdown of the Company's auction sales for the three and nine months ended September 30, 1999 and 1998
         (in thousands):

                          For the Three Months          For the Nine Months
                           Ended September 30,           Ended September 30,
                           1999         1998             1999         1998
                         ---------------------        ---------------------

         North America    $45,511     $32,224         $639,555     $599,848
         Europe            78,964     122,952          482,024      493,590
         Asia               5,017       2,515           43,233       31,829
                          -------     -------          -------     --------

         Total           $129,492    $157,691        $1,164,812   $1,125,267
                         =========   ========        ==========   ==========

         For the quarter ended September 30, 1999, worldwide auction sales of $129.5 million decreased $28.2 million, or 18%, compared to the third quarter of 1998. The decrease in third quarter consolidated sales was due to a 12% decrease in the average selling price per lot sold in 1999 as compared to 1998, and an 8% decrease in the number of lots sold. The decrease in Europe was due to the timing of the Contemporary art Part I and II sales and Impressionist Part II sale and a decrease in the English Furniture sale. The series of Contemporary art sales and Impressionist Part II sale, which were held in June of 1999, were held in the third quarter of 1998. The increase in North America was primarily due to the sale of the Barry Halper Collection of Baseball Memorabilia for which there was no comparable sale in the prior year. The increase in Asia was due primarily to favorable sales results for the Australia Paintings sale. Auction sales recorded by the Company's foreign operations were not materially affected by translation into U.S. dollars for the third quarter of 1999.

         Consolidated sales for the first nine months of the year increased due to increases in North America and Asia offset by a decrease in Europe. The consolidated sales increase is due to a 13% increase in the average selling price per lot sold in 1999 as compared to 1998, partially offset by a 8% decrease in the number of lots sold. The increase in North America is primarily due to the single-owner sale of paintings and sculptures from the Collection of Mr. and Mrs. John Hay Whitney and the sale of furniture, decorative and fine arts from the Estate of Mrs. John Hay Whitney for which there were no comparable sales in the prior year. As previously mentioned above, the sale of the Barry Halper Collection of Baseball Memorabilia in the third quarter of 1999 also contributed to this increase. This increase was offset by two significant single-owner sales in 1998 for which there were no comparable sales in the current year as well as decreases in Old Masters and American Paintings. The two significant single-owner sales were the sale of silver, furniture, rare books and manuscripts from the Collection of Jamie Ortiz-Patino, held in the second quarter of 1998, and the sale of the Collection of H.R.H. the Duke and Duchess of Windsor held in the first quarter of 1998. The increase in Asia was due to the item previously mentioned above, as well as favorable sales results in Hong Kong related to a single-owner sale. The decrease in Europe was primarily due to decreases in Jewelry, Contemporary art and English Furniture offset by an increase in Impressionist art. The decrease was also offset by the inclusion in 1999 results of the single-owner sale of Important French and Italian Furniture, Porcelain, Paintings, Silver and Decorative Arts from the Estate of dott. Giuseppe Rossi, for which there was no comparable sale in 1998. Auction sales recorded by the Company's foreign operations were not materially affected by translation into U.S. dollars for the nine months ended September 30, 1999.

         For the third quarter of 1999, worldwide auction and related revenues decreased $1.8 million, or 5%, compared to 1998. Foreign currency exchange rate movements did not materially affect revenues in the third quarter of 1999. This decrease was primarily a result of lower commission revenue due to the decreased sales discussed above partially offset by an increase in private treaty sales. Commission revenue as a percentage of sales for the third quarter has decreased slightly in 1999 as compared to 1998.

         For the nine months ended September 30, 1999, auction and related revenues decreased $3.6 million, or 2%, compared to the same period in 1998. Foreign currency exchange rate movements did not materially affect revenues for the first nine months of 1999. This decrease was due primarily to a decrease in expense recoveries related to the 1998 sale of the Collection of H.R.H. the Duke and Duchess of Windsor for which there were no comparable sales in the current year and, to a lesser extent, a decrease in principal activities. This decrease was partially offset by higher commission and catalogue revenue due to the increased sales discussed above and increased private treaty sales. Commission revenue as a percentage of sales has declined approximately one percentage point in 1999, principally the result of sales mix and margin pressure for high end single-owner collections, most notably in North America.

         Other revenue, which includes revenues from the Company's Real Estate and Finance operating segments decreased $4.2 million, or 25%, in the third quarter of 1999 compared to the same quarter of 1998. For the nine months ended September 30, 1999, other revenue decreased $8.3 million, or 18%, compared to the same period in 1998. These decreases were due to lower Finance revenues offset slightly by an increase in Real Estate revenues. The decrease in Finance revenues was a result of a lower average loan portfolio balance in the third quarter and first nine months of 1999 compared to same periods in 1998. The increase in Real Estate revenues was primarily due to increased unit sales from both new and mature Company-owned brokerage offices.

         Total expenses, excluding non-recurring charges, increased $16.8 million in the third quarter of 1999 compared to 1998. For the nine months ended September 30, 1999 total expenses, excluding non-recurring charges, increased $21.7 million compared to the same period in 1998. Movements in foreign currency exchange rates did not have a material impact on expenses for the three and nine months ended September 30, 1999.

         Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) increased $2.5 million during the third quarter of 1999 compared to the same period of 1998. This increase was primarily due to an increase in North America related to the sale of the Barry Halper Collection of Baseball Memorabilia and Internet related costs offset by a decrease in Europe.

         Direct costs of services decreased $0.7 million in the first nine months of 1999 as compared to the same period in 1998. This decrease was primarily due to the impact of costs associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor which were partially recovered and reflected in auction and related revenue in 1998. This decrease was partially offset by the inclusion of costs associated with the sale of the Barry Halper Collection of Baseball Memorabilia in 1999 and Internet related costs.

         Excluding non-recurring charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $71.7 million for the third quarter of 1999, an increase of 25% compared to the third quarter of 1998. For the nine months ended September 30, 1999, these expenses increased $22.4 million, or 12%, compared to the same period in 1998. For the three and nine months ended September 30, 1999 these increases were due to an increase in general and administrative expenses and an increase in salaries and related costs. The increases in general and administrative expenses were primarily the result of Internet related expenses and, to a lesser extent, increased Information Technology costs related to new initiatives, provisions for property claims and associated legal fees and costs associated with the Company's consolidation of its operations to the York Property, as defined in Liquidity and Capital Resources. The increase in salaries and related costs is primarily due to the Internet initiative. Offsetting the aforementioned salary and related cost increase for the nine month results was a reduction, recorded in the second quarter, of accrued compensation costs of approximately $4.2 million previously expensed by the Company for its 1997 Performance Share Purchase Plan option grant. During the second quarter of 1999, the Company's management determined that fulfillment of the financial performance criteria for the 1997 grant (necessary for these options to ultimately become exercisable under the terms of the plan) are not likely to be achieved.

         Total Internet related expenses amounted to approximately $12.2 million and $23.0 million for the three and nine months ended September 30, 1999, respectively. These costs include primarily marketing, salary and related and professional fees. Although the Company continues to evaluate its planned expenditures in the initial development phase of sothebys.com and sothebys.amazon.com, the Company expects to invest an additional amount in the range of $15 to $20 million. A majority of this amount is expected to be incurred in the fourth quarter of 1999. Although these investments are likely to have a dilutive effect on the Company's results in the near term, the Company believes that these expenditures are appropriate in light of the potential of the Internet business.

         As discussed in Note 10 to the consolidated financial statements, during the third quarter and first nine months of 1998, the Company recorded a non-recurring charge of $15.2 million relating to the construction of the York Property. Approximately $14.1 million of this amount was a non-cash charge resulting from the impairment of existing leasehold improvements and related furniture and fixtures. The remaining amount of approximately $1.1 million was a provision resulting from the cost of future rental obligations on rental space in New York City that will be abandoned as part of the plan.

         Net interest expense decreased $3.0 million and $5.8 million for the three and nine months ended September 30, 1999 primarily as a result of lower average borrowings due to the decreased average loan portfolio and capitalized interest on the Company's building construction.

         The consolidated effective tax rate was 37% for the three and nine months ended September 30, 1999 and 1998.

         For the third quarter of 1999, the Company's net loss increased 14% to ($23.8) million from a net loss of ($20.8) million in the third quarter of 1998. Diluted loss per share for the third quarter of 1999 increased to ($0.41) per share from ($0.37) per share for the third quarter of 1998. The impact on diluted loss per share related to the Company's Internet initiative was ($0.13) per share for the quarter ended September 30, 1999. For the nine months ended September 30, 1999, net income/(loss) decreased $8.1 million compared to the same period in 1998. Diluted earnings/(loss) per share for the first nine months of 1999 decreased to ($0.03) from $0.11 in the first nine months of 1998. The impact on diluted loss per share related to the Company's Internet initiative was ($0.25) per share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net debt position (total debt, which includes short-term borrowings, commercial paper and long-term debt, less cash and cash equivalents) totaled $100.9 million at September 30, 1999 compared to a net debt position of $301.5 million at September 30, 1998. The decrease in the net debt position is primarily related to a smaller loan portfolio balance at September 30, 1999 as compared to the same period in 1998. The Company had a net cash position of $69.1 million at December 31, 1998. The increase in the net debt position at September 30, 1999 as compared December 31, 1998 is due primarily to the Company's issuance of unsecured debt securities during the first quarter of 1999 and to the seasonal nature of the business. Working capital (current assets less current liabilities) at September 30, 1999 was $144.2 million compared to $161.4 million and $125.3 million at September 30, 1998 and December 31, 1998, repectively.

         The Company's client loan portfolio increased slightly to $156.1 million at September 30, 1999 from $155.6 million at December 31, 1998. These amounts include $31.7 million and $17.1 million of loans which have a maturity of more than one year at September 30, 1999 and December 31, 1998, respectively.

         The Company primarily relies on internally generated funds and borrowings to meet its financing requirements. The Company may issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. The Company supports any short-term notes issued under its U.S. commercial paper program with a committed credit facility. The Company maintains $300 million of committed and available financing to July 11, 2001 pursuant to a bank credit agreement. Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, under which $100 million was available for issuance as of September 30, 1999. In February 1999, the Company sold a tranche of these debt securities for an aggregate offering price of $100 million.

         On July 23, 1999, Amazon.com, Inc. purchased one million of newly issued shares of the Company's Class A Common Stock at $35.44 per share, and purchased for $10 million, a three-year warrant to purchase an additional one million shares at $100 per share. The Company and Amazon.com, Inc. also entered into an agreement to launch a
         co-branded   online  auction  site, sothebys.amazon.com  that  will  be devoted to the general antiques collector and to the world of collectibles.

         For the nine months ended September 30, 1999, the Company's primary sources of liquidity were derived from the issuance of the long-term debt securities and proceeds from the common stock and warrant issuance to Amazon.com, Inc. The most significant cash uses during the first nine months of 1999 were capital expenditures, operations, the net funding of the client loan portfolio and payment of shareholder dividends.

         Capital expenditures, consisting primarily of office and facility refurbishment, acquisition of computer equipment and software, and costs associated with the construction of the York Property, as defined below, totaled $86.7 and $27.4 million for the first nine months of 1999 and 1998, respectively. The increase in expenditures in 1999 as compared to 1998 is due primarily to the York Property construction.

         From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. (See Note 7 in the Notes of Consolidated Financial Statements for additional information.) The Company does not believe that material liquidity risk exists relating to these commitments.

         The capital expenditures relating to the construction of the Company's current facility on York Avenue ("the York Property") are currently estimated to be in the range of $138 million of which the Company has spent approximately $98 million as of September 30, 1999. As of November 1, 1999 the Company had financial commitments in relation to this project of approximately $10.5 million. In September of 1999, York Avenue Development, Inc. ("York"), a wholly owned subsidiary of Sotheby's, Inc. (itself a wholly owned subsidiary of the Company), exercised its right, under its operating lease, to purchase the York Property. The closing of this purchase will take place in 2000. The Company believes that it has sufficient capital resources to carry out planned capital spending relating to this project.

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

         In connection with the assessment of its worldwide financial and information systems, the Company has decided to replace a significant majority of its existing financial and information systems, which the Company believes will not only address many of its year 2000 issues, but will also produce operational efficiencies. The replacement of those portions of its financial and information systems that the Company believes are critical to year 2000 issues has been completed. For those portions of the existing financial and information systems that are not due to be replaced until 2000 or other information systems that are not part of the worldwide replacement of the Company's financial and information systems described above, the Company has completed the modification or replacement of such systems where the Company has identified 2000 issues. The Company's focus for the remainder of 1999 is to continue to test and re-test these systems. The Company currently believes that any necessary upgrades, changes or fixes identified as a result of the testing and re-testing process will be addressed in a timely manner and should not have a material impact on its operations or financial statements.

         The Company is continuing to assess its material non-information technology systems. To date, the Company has completed an assessment of a majority of its material non-information technology systems. For the York Property, the Company has received representations from its vendors that all critical non-information technology systems are year 2000 compliant. The Company has also received representations from vendors for all critical areas in a majority of its other main selling centers, including London. While the Company has no reason to doubt these representations, there can be no assurance that such representations are correct in all material respects and that no disruption will result from the failure of any such systems. The Company's focus for the remainder of 1999 is to complete its assessment of all remaining material non-information systems. The Company does not anticipate any material disruption to its operations due to year 2000 issues with its non-information technology systems. However, should the Company experience any significant disruption from the failure of any of its non-information technology systems, it has developed a contingency plan in the event that difficulties arise. As is customary during the month of January, the Company is scheduled to conduct a very limited number of sales in January of 2000, which should significantly lessen the impact of any disruptions. As a result of the seasonal break in selling activity and the execution of contingency plans should any disruption occur, the Company does not believe that a disruption in non-information technology systems to any sales center will have a material impact on the Company's results of operations, liquidity or financial condition.

         The Company is currently assessing the status of its suppliers and other third party vendors. The Company distributed information requests during the second quarter of 1999 and to date has received responses from approximately 54% of the suppliers or third party vendors, including all suppliers and third party vendors that the Company has determined are essential to the Company's operations. None of the responses identified issues or problems. While the Company has no reason to doubt those responses received, there can be no assurance that such responses are correct in all material respects. The Company intends to develop a contingency plan in the event that it is not satisfied with the responses from the vendors and third party suppliers who have not yet responded.

         The Company currently believes that the cost of replacing its worldwide financial and information systems as discussed above, retaining consultants and employees in connection with the integration and implementation of such systems, testing and rolling-out the new systems on a world-wide basis, training its personnel to operate its new systems, assessing its existing information technology and non-information technology systems for year 2000 issues, and implementing the necessary modifications or remediation to address any such issues, will be in the range of $19 million. To date, the Company's expenditures for this project have been approximately $17.9 million, with the balance of such expenses expected to be incurred during the rest of 1999 and 2000.

         There can be no assurance that the Company will be completely successful in its efforts to address the year 2000 issue. The Company believes, however, that its most reasonably likely worst-case scenario would be as a result of problems with the systems of suppliers or third party vendors such as temporary power outages to offices, building management issues and delayed supply or service vendor requests, rather than with the Company's internal systems. As noted above, the Company is limited in its efforts to address the year 2000 issue as it relates to the systems of suppliers and third party vendors and is primarily relying on assurances from such suppliers and vendors. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the inability to fully and independently evaluate the Year 2000 readiness of third-party vendors, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. However, the completion of the modification and replacement of worldwide financial and information systems of the company has significantly reduced the Company's level of uncertainty about the Year 2000 problem and therefore the possibility of significant interruptions of normal operations should be reduced.

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

         The Company's European financial and cash management operations affected by the euro conversion were adequately prepared for its introduction. For the transition period and the period after January 1, 2002, the Company's management will continue to analyze the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact, if any, of the euro conversion on its operations given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company continuously evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The market risk of the Company's financial instruments has not changed significantly as of September 30, 1999 from that set forth in the Annual Report.

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

               (a)     Exhibits

                       27. Financial Data Schedule

               (b)     Reports on Form 8-K
                       None.

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 15th day of November, 1999, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.


                                                     SOTHEBY'S HOLDINGS, INC.

                                                 By:   /s/ Joseph A. Domonkos
                                                       ----------------------
                                                           Joseph A. Domonkos
                                                   Vice President, Controller
                                                 and Chief Accounting Officer

                                  Exhibit Index


Exhibit No.                   Description
-----------                   -----------

    27.                       Financial Data Schedule