Form 10-K405
period 1999-12-31
SOTHEBYS HOLDINGS INC
filed 2000-03-16
CIK 823094

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ______________, AND

                         COMMISSION FILE NUMBER 1-9750.
                            ------------------------
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    As of March 6, 2000, the aggregate market value of the 24,568,738 shares of Class A Limited Voting Common Stock held by non-affiliates of the registrant was $540,512,236 based upon the closing price ($22.00) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Limited Voting Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 6, 2000, there were outstanding 42,269,201 shares of Class A Limited Voting Common Stock (the "Class A Common Stock") and 16,585,650 shares of Class B Common Stock (the "Class B Common Stock"), freely convertible into 16,585,650 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the 2000 annual meeting of shareholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is one of the world's two largest auctioneers of fine arts, antiques and collectibles, offering property in over 80 collecting categories, among them paintings, jewelry, decorative arts, and books. The worldwide auction segment of the Company's business is conducted through a division known as "Sotheby's". In addition to both live and internet auctioneering, the auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of art and collectible purchases and sales through private treaty sales. In certain circumstances the Company provides loans to finance the purchase of property, which is pledged as collateral for the loans, and shares in the gain (loss) if the property sells either above or below its investment. The Company also markets and brokers luxury residential real estate through its real estate segment, conducts art-related financing activities through its finance segment and is engaged in insurance brokerage, art education and restoration activities.

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

    The Company and Christie's, a privately held auction house based in the United Kingdom, are the two largest art auction houses in the world. The Company conducted aggregate auction sales in 1999 of approximately $2.3 billion (approximately L1.4 billion). Christie's aggregate auction sales in 1999 were approximately $2.3 billion (L1.4 billion reported).

    The Company auctions a wide variety of property, including fine arts, jewelry, decorative arts, and rare books. In 1999, the Company's auction sales by type of property were as follows: fine arts accounted for approximately $1,299.6 million, or 58%, of auction sales; decorative arts accounted for approximately $642.6 million, or 28%, of auction sales; and jewelry, rare books and other property accounted for approximately $316.8 million, or 14%, of auction sales.

    Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company's principal role as an auctioneer is to identify, evaluate and appraise works of art through its international staff of specialists; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.

    In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses, and applicable taxes. From time to time, the Company releases property sold at auction to buyers before the Company receives payment. In such event, the Company must pay the seller the net sale proceeds for the released property at the time payment is due to the consignor, even if the Company has not received payment from the buyer.

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell, and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. See Note N to the Consolidated Financial Statements under Item
8. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above an agreed minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction.

    All buyers pay a buyer's premium to the Company on auction purchases. The buyer's premium for internet purchases is 10% of the hammer (sale) price. For live auction purchases made at principal auction locations and for most collecting categories, it is 15% of the hammer (sale) price on items sold for $50,000 or less and, if the property is sold for more than $50,000, 15% of the first $50,000 and 10% on the remainder of the purchase price. On April 1, 2000, the Company will begin charging a buyer's premium, for live auction purchases at principal auction locations and for most collecting categories, of 20% of the hammer price on the first $15,000, 15% on the next $85,000 up to $100,000 and 10% on any amount over $100,000.

    The Company also charges consignors a selling commission. Until
February 29, 2000, for sales over $100,000, a seller paid a commission equal to the lesser of (a) the rate applicable based on the total amount of property sold in a particular consignment; (b) the rate based on the total amount of property sold by the seller through the Company and its subsidiaries during the previous calendar year; or (c) the rate based upon the total amount of property sold to date by the seller through the Company and its subsidiaries during the current calendar year.

    On February 29, 2000, the Company instituted a new seller's commission structure which gives credit to the seller both for auction sales through the Company during the current year and for auction purchases made from the Company during the current year when determining the applicable commission rate to be paid. Under the new seller's commission structure, the applicable rate paid will continue to vary according to the type of seller, as it did under the old structure, with different rate schedules for private parties, art dealers, and museums. For sales under $100,000, the Company will continue to charge a seller's commission determined on a per lot basis according to a fixed schedule.

    In addition to auctioneering, the auction segment is engaged in a number of related activities, including the brokering of art and collectible purchases and sales through private treaty sales and the purchase and resale of art and other collectibles. For example, the Company acts as a principal through its investment in Acquavella Modern Art (the "Partnership" or "AMA"), a partnership consisting of a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. The Company accounts for its investment in AMA under the equity method of accounting in the Consolidated Financial Statements under Item
8. The assets of the Partnership consist principally of art inventory. The Company reflects its 50% interest in the net assets of the Partnership in Investments in the Consolidated Balance Sheets under Item 8. This investment totaled $33.0 million and $34.3 million at December 31, 1999 and 1998, respectively. Since the Company has received the return of its initial investment, cash distributions are made on a 50-50 basis. To the extent that the Partnership requires working capital, the Company has agreed to lend the same to the Partnership. Any amounts loaned to the Partnership by the Company would bear interest, compounded monthly, at the prime rate, plus 1%. As of December 31, 1999, no such amounts were outstanding. See Note F to the Consolidated Financial Statements under Item 8.

    The Company's auction business is seasonal, with peak revenues and operating income occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. See "Management's Discussion and Analysis of Results of Operations and Financial
Condition-Seasonality" under Item 7.

THE AUCTION MARKET AND COMPETITION

    Competition in the international art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale. The Company's primary auction competitor is Christie's although a variety of Internet auction sites are beginning to provide competition in certain areas. See further discussion under this heading.

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

    A complex array of factors may influence the seller's decision. These factors include: the level of expertise of the dealer or auction house with respect to the property; the extent of the prior relationship, if any, between the seller and the firm; the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category; the breadth of staff expertise; the desire for privacy on the part of sellers and buyers; the amount of cash offered by a dealer or other purchaser to purchase the property outright compared with the estimates, guarantees or other financial options given by auction houses; the time that will elapse before the seller will receive sale proceeds; the desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers); the amount of commission proposed by dealers or auction houses to sell a work on consignment; the cost, style and extent of presale marketing and promotion to be undertaken by a firm; recommendations by third parties consulted by the seller; personal interaction between the seller and the firm's staff; and the availability and extent of related services, such as a tax or insurance appraisal and short-term financing. The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art specialists or management, have established with potential sellers.

    In January 1999 the Company announced its plans to create a new distribution channel for auction sales on the Internet. In November 1999, the Company launched SOTHEBYS.AMAZON.COM, a co-branded auction site with Amazon.com Auctions, Inc., a subsidiary of Amazon.com, Inc. ("Amazon.com"). The Company and the more than 4,700 fine art, antique and collectibles professionals ("Dealer Associates") who are eligible to sell property on SOTHEBYS.AMAZON.COM offer property in the categories of collectibles and general art, antiques, jewelry and books. Amazon.com manages the day-to-day design and operations of SOTHEBYS.AMAZON.COM, markets SOTHEBYS.AMAZON.COM to its users, and provides a link to the Company's wholly-owned site, SOTHEBYS.COM.

    The Company relaunched its own website, SOTHEBYS.COM, in December 1999, adding Internet auctions, new design and content. More than 3,500 of the Dealer Associates, as well as the Company, have been selected to sell traditional fine and decorative arts, jewelry and books on SOTHEBYS.COM. The Company manages all operations of SOTHEBYS.COM.

    The Company believes that Internet distribution channels complement its live auction business and will permit it to reach a larger audience of potential buyers than was possible through more traditional marketing and sales channels.

    The Company's success in developing and implementing its Internet strategy is substantially dependent upon the following factors: 1) competition in the Internet auction business; 2) the level of use of the Internet and online services; 3) consumer confidence in and acceptance of the Internet and other online services for commerce; 4) consumer confidence in Internet security;
5) the Company's ability to attract and maintain an active customer base and an active base of selected professional dealers selling property on its sites;
6) the functionality of the Company's computer and communication systems;
7) the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth; 8) the success of the Company in attracting and retaining qualified personnel; and 9) government regulation of e-commerce generally.

    The market for auctioning items over the Internet has grown substantially in the past year and continues to evolve. There are a number of companies that provide business-to-consumer art and collectibles auction services, such as eBay's "Great Collections," iCollector.com and Artnet.com. Other Internet sites that offer art and collectibles at fixed prices include nextmonet.com, guild.com and art.com. Person-to-person auction sites such as eBay, Yahoo! and Amazon.com may also be competitors of the Company's Internet sites, particularly in the collectibles category. There are numerous companies that provide online person-to-person auction services such as eBay Inc. and Yahoo! Inc. as well as internet art auction firms such as Artnet.com and iCollector. Christie's, the Company's principal auction competitor, has not commenced Internet auction sales; however, it has announced that it intends to use its website as an adjunct to its traditional auctions.

    With respect to all statements made herein regarding the Company's Internet initiative, see Statement on Forward Looking Statements, incorporated by reference from Item 7.

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

    The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction or privately (a "consignor advance"); and
(2) general purpose loans to collectors, museums or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. The majority of the Company's loans are variable interest rate loans. At December 31, 1999, $148.3 million of the total $190.8 million loan portfolio was due within one year.

    The Company regularly reviews its loan portfolio. Each loan is analyzed based on the current estimated realizable value of collateral securing the loan. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower. Reserves are established for probable losses inherent in the remainder of the loan portfolio based on historical data and current market conditions. See Notes B and D to the Consolidated Financial Statements under Item 8.

    The Company funds its financing activities through internally generated funds, through the issuance of commercial paper, through the issuance of its senior unsecured debt securities, and through its bank credit lines. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" under Item 7 and Note H to the Consolidated Financial Statements under Item 8.

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

    SIR offers real estate clients a global network of brokerage operations, including 16 company-owned brokerage offices, five regional offices, and a buyers' representative in Hong Kong.

    The company-owned brokerage offices of SIR are located on the upper East Side and SoHo in Manhattan; Southampton, Bridgehampton and East Hampton, N.Y.; Palm Beach, Fla; Beverly Hills, Brentwood, Santa Barbara and San Francisco, CA.; Greenwich, Conn.; Santa Fe, N.M.; Sydney, Australia; London, England and, most recently, Jackson Hole, Wyoming and Paris, France. The Santa Fe office, formed from the acquisition of a local affiliate, and the SoHo, Santa Barbara and London offices were established in 1998. In 1999, The Jackson Hole office was formed through the acquisition of an affiliate, and the Paris Office was opened.

    SIR's five regional offices, located in Manhattan; Palm Beach, Fla.; Newport Beach, CA.; Boston, MA.; and Munich, Germany, manage the Company's affiliation with more than 180 independent brokerage offices in the U.S., Europe, Canada and the Caribbean. In selecting its affiliates, SIR evaluates a firm's expertise in the high-end segment of its local market, community reputation and dedication to customer service. Each affiliate is the exclusive SIR representative in its respective territory.

    Through the SIR global network, company-owned and affiliate offices offer buyers access to distinctive properties, in a range of prices, in both domestic and international luxury real estate markets. The network, combined with SIR's connection to the Company's auction and finance businesses, provides sellers access to a unique, qualified group of buyers.

REAL ESTATE COMPETITION

    SIR's primary competitors are small, local real estate brokerage firms that deal exclusively with luxury real estate and the "distinctive property" divisions of large regional and national real estate firms. Competition in the luxury real estate business takes many forms, including competition in commission rates, marketing expertise and the provision of personalized service to sellers and buyers.

REAL ESTATE REGULATION

    The real estate brokerage business is subject to regulation in most jurisdictions in which SIR operates. Typically, individual real estate brokers and brokerage firms are subject to licensing requirements. Depending on a jurisdiction's requirements and the nature of SIR's business conducted there, SIR may register to conduct business, maintain a real estate brokerage license, and/or act as an exclusive marketing agent providing services to licensed real estate brokers in a particular jurisdiction.

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

FINANCIAL AND GEOGRAPHICAL INFORMATION ABOUT OPERATING SEGMENTS

    See Note C to the Consolidated Financial Statements under Item 8 for financial and geographical information about the Company's operating segments.

PERSONNEL

    At December 31, 1999, the Company had 2,172 employees: 995 located in North America; 806 in the United Kingdom and 371 in the rest of the world. The following table provides a breakdown of employees by operating segment as of December 31, 1999:

OPERATING SEGMENT                                             NUMBER OF EMPLOYEES
-----------------                                             -------------------
Auction.....................................................         1,804
Realty......................................................           103
Finance.....................................................             9
Others......................................................           256
Total.......................................................         2,172

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

    York Avenue Development, Inc. ("York"), a wholly-owned subsidiary of Sotheby's, Inc., currently leases the York Property, comprising approximately 404,000 square feet, from an unaffiliated party under a 30-year lease expiring in 2009.

    In September 1999, York exercised its option under the York Property lease to purchase the York Property, entering into an Agreement of Sale and Purchase, dated as of September 9, 1999, between the current owner and York, which York then assigned to Sotheby's, Inc. Sotheby's, Inc. expects to assign this agreement to a controlled affiliate in the near future. The closing of this purchase will take place no later than July 2000. The Company has guaranteed Sotheby's, Inc.'s (and any assignee's) obligations under the purchase agreement. Upon the closing of this purchase, the Company has agreed to grant a mortgage on the property to the banks under its Bank Credit Agreement. (See "Management's Discussion and Analysis of Results of Operation and Financial Condition--Liquidity and Capital Resources" under Item 7).

    The Company is in the process of completing construction of a six-story addition at, and renovation of, the York Avenue Property. This construction will expand auction, warehouse and office space in New York City and will enable the Company to consolidate many of its operations in New York City. The capital expenditures relating to the construction and renovation project are currently estimated to be in the range of $151 million.

    SIR leases approximately 10,900 square feet of office space at 980 Madison Avenue, New York, New York, from unaffiliated parties under leases expiring in 2001. SIR also leases satellite office space at a number of locations, totaling another 59,400 square feet.

    The Company's U.K. operations (primarily Auction) are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's (U.K.) are located. The New Bond Street premises are approximately 200,000 square feet in gross space. In addition, warehouse space is leased at King's House in West London. The Company also owns a salesroom in Sussex where it conducts auctions.

    The Company also leases office space primarily for Auction operations in various locations throughout continental Europe, including Amsterdam, Geneva, Madrid, Milan, Munich, Paris, and Zurich; in Asia, including Hong Kong, Seoul, Singapore, Taipei, and Tokyo; in Australia; in South America and in Canada.

    In management's opinion, the Company's worldwide premises are generally adequate for the current conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS

    In May 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation has reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions. The Company has recently met with the Department of Justice in order to discuss a prompt and appropriate resolution of this investigation. The European Commission has also recently commenced an inquiry, and the Australian Competition Commission an investigation, regarding commissions charged by the Company and Christie's for auction services.

    A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints have been filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And, a number of shareholder derivative suits have been filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. Although the outcome of the investigation by the Department of Justice, other governmental inquiries and investigations and these various lawsuits cannot presently be determined, any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations. The amount of any such loss is not currently estimatable. (See Statement on Forward Looking Statements contained in Item 7 below).

    Included in the lawsuits described above are fifty-six purported class action lawsuits that have been filed against the Company and/or its wholly-owned subsidiary, Sotheby's, Inc., beginning January 30, 2000, alleging violations of the federal antitrust laws. Christie's International PLC or Christie's Inc. (collectively "Christie's") has also been named as a defendant in these actions. Fifty-three of these actions were filed in the United States District Court for the Southern District of New York, one was filed in the Eastern District of Michigan, one was filed in the Eastern District of Pennsylvania, and one was filed in the Northern District of California, which has since been withdrawn without prejudice. The complaints in these lawsuits purport to be brought on behalf of individuals that purchased and/or sold items auctioned by the defendants during various periods from January 1, 1992, to the present. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to purchasers and sellers of art and other items at auction. The complaints seek treble damages, injunctive relief, attorneys' fees and costs. The Company has not yet answered or otherwise responded to these complaints.

    On February 23, 2000, the United States District Court for the Southern District of New York entered an Order consolidating virtually all of the actions filed in that court and all subsequently filed class action lawsuits. It is expected that the remaining filed actions in the Southern District of New York will also be part of the same consolidation action. It is also expected that the action filed in the Eastern District of Pennsylvania will be consolidated with the New York action. The Court's consolidation Order requires that a consolidated complaint be filed by March 15, 2000, and be referred to as IN RE AUCTION HOUSE ANTITRUST LITIGATION, No. 00 Civ. 0648.

    The complaint filed in the United States District Court for the Eastern District of Michigan is captioned SILVERMAN AND THE ESTATE OF CHARLES TOMICK V. SOTHEBY'S HOLDINGS, INC. AND CHRISTIES'S INTERNATIONAL PLC, No. 00-70660 (filed February 4, 2000). The complaint filed in the United States District Court for the Eastern District of Pennsylvania is captioned MASLOW V. CHRISTIE'S INTERNATIONAL PLC AND SOTHEBY'S HOLDINGS, INC., No. 00-CV-610 (filed February 2,
2000).

    In addition, on February 29, 2000, March 1, 2000 and March 10, 2000, three indirect purchaser class action lawsuits were filed against the Company, its subsidiary, Sotheby's, Inc., and Christie's in the Superior Court of the State of California, City and County of San Francisco, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints are captioned CHRISTENSEN V. CHRISTIE'S INTERNATIONAL PLC, ET AL., No. 310313 (filed Feb. 29, 2000);
HOWARD V. CHRISTIE'S INTERNATIONAL PLC, ET AL., No. 310362 (filed March 1, 2000) and LANG V. CHRISTIE'S INTERNATIONAL PLC ET AL., No. 310616 (filed March 10,
2000). The complaints in these lawsuits purport to be brought on behalf of the individuals that indirectly purchased items in California from one or more of the defendants. One complaint includes purchases during the period January 1, 1992 to February 6, 2000, one includes purchases during the period April 4, 1994 to March 1, 2000 and the third includes purchases from January 1, 1992 to March 10, 2000. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. The Company has not yet answered or otherwise responded to these complaints.

    The shareholder class action complaints referred to above are captioned:
WEISS V. SOTHEBY'S HOLDING INC., ET AL., No. 00 Civ. 1041 (S.D.N.Y.) (filed
Feb. 10, 2000); GOLDFEIN V. SOTHEBY'S HOLDINGS INC., ET AL., 00 Civ. 1125 (S.D.N.Y.) (filed Feb. 15, 2000); PATEL V. SOTHEBY'S HOLDINGS INC., ET AL., No. 00 Civ. 1258 (S.D.N.Y.) (filed Feb. 18, 2000); SLOAN V. SOTHEBY'S HOLDINGS INC., ET AL., No. 00 Civ. 1412 (S.D.N.Y.) (filed Feb. 24, 2000); MCGEEVER V. SOTHEBY'S HOLDINGS INC., ET AL., 00 Civ. 1570 (S.D.N.Y) (filed Feb 29, 2000);
MAZZARINO V. SOTHEBY'S HOLDINGS, INC., 00 Civ. 1605 (S.D.N.Y) (filed March 2,
2000); EVERITT V. SOTHEBY'S HOLDINGS INC., ET AL., 00 CV7 0872DT (E.D. Mich.) (filed Feb. 16, 2000); LAKE V. SOTHEBY'S HOLDINGS INC., ET AL., No. 00 Civ. 1936 (S.D.N.Y.) (filed March 10, 2000) and CALDWELL V. SOTHEBY'S HOLDINGS, INC.,
ET AL., No. 00 Civ. 71216DT (E.D. Mich.) (filed March 7, 2000).

    These complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs seek to recover damages in unspecified amounts on behalf of themselves and all other purchasers of the Company's common stock during different class periods, most commonly February 11, 1997 through February 21, 2000. The Company has not yet answered or otherwise responded to these complaints.

    The shareholder derivative actions referred to above are styled CRANDON CAPITAL PARTNERS, L.P. V. TAUBMAN, ET AL., 00 Civ. 1373 (S.D.N.Y.) (filed February 23, 2000), and HUSCHER V. CURLEY, Case No. 00-021379-CZ (Mich. Cir. Ct. Oakland County) (filed Mar. 3, 2000). They name as defendants certain of the Company's directors, and the Company as a nominal defendant. The CRANDON complaint also names Sotheby's, Inc., a subsidiary of the Company, as a nominal defendant. These complaints allege various breaches of fiduciary duties, gross mismanagement and constructive fraud arising from the alleged agreements between the Company and Christie's. The CRANDON complaint also seeks indemnification from the defendants on behalf of the Company and Sotheby's Inc. to the extent that the Company and/or Sotheby's, Inc. is found liable for the individual defendants' failure to act in compliance with state law. The complaints seek damages in unspecified amounts on behalf of the Company (and in CRANDON, also on behalf of Sotheby's, Inc.). The Company has not yet answered or otherwise responded to these complaints.

    In addition, the Company's Board of Directors has recently received two letters on behalf of putative shareholders (including one letter from the plaintiff in the HUSCHER action), requesting that the Company investigate and commence litigation against the individuals responsible for the possible damage to the Company and Sotheby's, Inc. resulting from the alleged agreements between the Company and Christie's.

    The Company is also aware of governmental investigations in Italy and India arising from certain allegations of improper conduct by current and former Company employees. These allegations arose from an early 1997 television program aired in the United Kingdom as well as the publication of a related book. The Company has been in contact during the past several years with and is continuing to work with these authorities.

    The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition. (See Statement on Forward Looking Statements, in Item 7 below.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

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

    The quarterly price ranges on the New York Stock Exchange of the Class A Common Stock and dividends per share for 1999 and 1998 are shown in the following schedules:

                                                        1999
                                                 -------------------   CASH DIVIDEND
QUARTER ENDED                                      HIGH       LOW        DECLARED
-------------                                    --------   --------   -------------
March 31.......................................   41.500     27.062        $0.10
June 30........................................   46.750     30.688        $0.10
September 30...................................   36.625     25.562        $0.10
December 31....................................   36.000     25.167        $0.10

                                                        1998
                                                 -------------------   CASH DIVIDEND
QUARTER ENDED                                      HIGH       LOW        DECLARED
-------------                                    --------   --------   -------------
March 31.......................................   23.250     17.188        $0.10
June 30........................................   24.500     21.438        $0.10
September 30...................................   24.375     16.500        $0.10
December 31....................................   38.000     15.500        $0.10

    The Company has announced that it will not pay a dividend for the first quarter of 2000. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" under
Item 7).

    The number of holders of record of the Class A Common Stock as of March 6, 2000 was 947. The number of holders of record of the Class B Common Stock as of March 6, 2000 was 27.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------
                                   1999         1998            1997            1996         1995
                                ----------   ----------      ----------      ----------   ----------
                                           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
AUCTION SALES(1)..............  $2,258,752   $1,939,743      $1,843,335      $1,599,595   $1,665,378
AUCTION AND RELATED
  REVENUES....................     390,101      367,204         335,511         302,196      282,096
OTHER REVENUES................      52,484       79,848          46,281          34,300       30,784
                                ----------   ----------      ----------      ----------   ----------
TOTAL REVENUES................  $  442,585   $  447,052      $  381,792      $  336,496   $  312,880
                                ----------   ----------      ----------      ----------   ----------
OPERATING INCOME..............  $   54,173   $   80,778 (2)  $   67,759 (3)  $   68,208   $   56,841
                                ----------   ----------      ----------      ----------   ----------
INCOME BEFORE TAXES...........  $   52,150   $   73,813 (2)  $   64,457 (3)  $   68,244   $   54,303
NET INCOME....................  $   32,854   $   45,025 (4)  $   40,608 (5)  $   40,946   $   32,582
BASIC EARNINGS PER SHARE......  $     0.57   $     0.79 (4)  $     0.73 (5)  $     0.73   $     0.58
DILUTED EARNINGS PER SHARE....  $     0.56   $     0.79 (4)  $     0.72 (5)  $     0.73   $     0.58
CASH DIVIDENDS DECLARED PER
  SHARE.......................  $     0.40   $     0.40      $     0.40      $     0.32   $     0.24
WORKING CAPITAL...............  $  159,460   $  132,326      $  123,522      $   57,966   $  101,394
TOTAL ASSETS..................   1,073,512      769,646         860,241         656,098      600,104
COMMERCIAL PAPER..............          --           --         117,000              --       38,000
LONG-TERM DEBT................     100,000           --              --              --           --
NET (DEBT) CASH(6)............     (57,953)      69,140         (85,526)         63,675       (3,103)
SHAREHOLDERS' EQUITY..........     377,044      319,674         260,068         253,972      227,482

------------------------

(1) Auction sales represent sales at the hammer price plus buyer's premium.

(2) Includes 1998 non-recurring charges of $15.2 million

(3) Includes 1997 non-recurring charges of $11.7 million

(4) Includes 1998 non-recurring charges of $9.3 million, after tax.

(5) Includes 1997 non-recurring charges of $7.4 million, after tax.

(6) Long-term debt, short-term borrowings and commercial paper less cash and cash equivalents

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    RESULTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1999 AND 1998 Note C ("Segment Reporting") of the Consolidated Financial Statements should be read in conjunction with this discussion.

    Auction sales for Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") totaled $2,258.8 million during 1999, an increase of $319.0 million, or 16%, compared to the prior year. The increase in worldwide sales was due to a 24% increase in the average selling price per lot sold in 1999 as compared to 1998, partially offset by a 6% decrease in the number of lots sold. Auction sales recorded by the Company's foreign operations were not materially affected by translation to United States ("U.S.") dollars.

    The following is a geographical breakdown of the Company's auction sales for 1999 and 1998:

                                                          1999         1998
                                                       ----------   ----------
                                                       (THOUSANDS OF DOLLARS)
NORTH AMERICA........................................  $1,264,475   $1,074,428
EUROPE...............................................     904,515      803,931
ASIA.................................................      89,762       61,384
                                                       ----------   ----------
TOTAL................................................  $2,258,752   $1,939,743
                                                       ==========   ==========

    The sales increase in North America of $190.1 million, or 18%, during 1999 was primarily a result of successful single-owner sales, most notably the paintings and sculptures from the Collection of Mr. and Mrs. John Hay Whitney, the Collection of Eleanore and Daniel Saidenberg, the sale of furniture, decorative and fine arts from the Estate of Mrs. John Hay Whitney, Masterpieces from the Time Museum including Watches, Clocks and Scientific Instruments and the Barry Halper Collection of baseball memorabilia, all of which there were no comparable sales in the prior year. The growth was also due to increases in Impressionist and Modern art and Contemporary art. The increase in sales was partially offset by a decrease in Old Masters Paintings and Drawings. Also, influencing the year to year comparison are single-owner sales in 1998 for which there were no comparable sales in 1999. The single owner sales in 1998 included the Reader's Digest Corporate Collection; the Collection of Jaime Ortiz-Patino comprised of silver, furniture, rare books and manuscripts and the Collection of H.R.H. the Duke and Duchess of Windsor. Sales in Europe, which for purposes of this discussion consist of the United Kingdom ("U.K.") and continental Europe ("the Continent"), increased $100.6 million, or 13%. The increase was primarily attributable to growth in Impressionist and Modern art, Old Masters Paintings and Drawings and French and Continental Furniture. Similarly contributing to the growth were the results of the single-owner sale of Important French and Italian Furniture, Porcelain, Paintings, Silver and Decorative Arts from the Estate of dott. Giuseppe Rossi and the sale of twenty-five works by Picasso from the private collection of Gianni Versace, for which there were no comparable sales in 1998. Asian sales increased $28.4 million, or 46%, primarily due to increases in Ceramics and Works of art and a successful single-owner sale for which there was no comparable sale in 1998.

    Worldwide revenues from auction and related operations increased
$22.9 million, or 6%, in 1999 compared to 1998. This increase is primarily due to higher buyer's premium that resulted from the increased auction sales discussed above partially offset by decreased seller's commissions and expense recoveries. The decrease in seller's commissions is primarily due to sales mix and margin pressure for high-end single-owner collections, most notably in North America. The decrease in expense recoveries was primarily due to the inclusion in 1998 of recoveries from the Collection of H.R.H. the Duke and Duchess of Windsor for which there was no comparable sale in the current year. The Company cannot presently determine the impact, if any, on future sales and future revenues of the Department of Justice investigation and other related investigations and civil lawsuits, as discussed in more detail below. (See Statement on Forward Looking Statements)

    On February 29, 2000, the Company announced a new commission structure for both buyers and sellers at its principal auction locations. The Company's new seller's commission represents a reduction in the fees charged to its sellers for all levels of aggregate transactions over $100,000. For buyers in most collecting categories, the Company will charge a buyer's premium of 20% of the hammer price on the first $15,000, 15% on the next $85,000 up to $100,000 and 10% on any amount over $100,000 on property sold. The buyer's premium on internet purchases is 10% of the hammer price. The Company is currently evaluating the estimated full impact of this commission change on its future revenues.

    Other revenues consist primarily of revenues from the Company's Real Estate and Finance operating segments. Other revenues decreased $27.4 million, or 34%, in 1999 compared to 1998. This decrease was primarily due to a decrease in Finance revenues, partially offset by an increase in Real Estate revenues. The decrease in Finance revenue was partially due to a decrease in the average loan portfolio balance to $176.8 million in 1999 from $301.2 in 1998. Also, significantly influencing the year to year comparison of revenues was the recognition of $21.0 million in origination fee revenue related to a significant loan, as discussed below, in 1998 with no comparable transaction in 1999. The decrease in the average loan portfolio balance was primarily due to a significant loan extended in May 1998 to a group of affiliated corporate borrowers, for which there was no comparable loan in 1999. The loan to this group was scheduled to mature on December 31, 2001; however, during the fourth quarter of 1998 it was repaid in full. The prepayment of this loan resulted in the recognition of $18.7 million of additional revenue in the fourth quarter of 1998 relating to the origination fee that would have been amortized through 2001. The increase in Real Estate revenue was primarily due to increased real estate unit sales from both mature and new Company owned brokerage offices.

    Direct costs of services (consisting of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) totaled $85.6 million in 1999, an increase of $9.3 million, or 12%, compared to 1998. This increase was primarily due to increased marketing expenses, a direct result of the Company's Internet initiative. Also, influencing the year to year comparison are the impact of costs associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor which were partially recovered and reflected in auction and related revenue in 1998 with no comparable costs in 1999.

    Excluding non-recurring charges of $15.2 million in 1998, all other operating expenses (which consist of salaries and related costs, general and administrative expenses and depreciation and amortization) increased
$28.1 million, or 10%, in 1999 compared to 1998. This increase was primarily due to a $17.5 million, or 16%, increase in general and administrative expenses, a $5.8 million, or 4%, increase in salaries and related costs and a $4.8 million, or 38%, increase in depreciation and amortization. The increase in general and administrative expenses was primarily due to Internet related expenses and, to a lesser extent, increased Information Technology costs related to new initiatives, provisions for property claims and associated legal fees, and costs associated with the Company's consolidation of its operations to the York Property. These increases were partially offset by a decrease in write-offs and provisions of uncollectible auction receivable accounts in 1999 as compared to 1998. The increase in salaries and related costs was primarily due to the Internet initiative and annual merit increases. Offsetting the aforementioned salaries and related costs increase was a reduction of accrued compensation costs of approximately $5.9 million previously expensed by the Company for its 1997 and 1998 Performance Share Purchase Plan ("PSP") option grants. The Company's management determined that fulfillment of the financial performance criteria for the 1997 and 1998 grants (necessary for these options to ultimately become exercisable under terms of the plan) are not likely to be achieved primarily due to the increased expenses related to the Company's Internet initiative. Also, influencing the year to year comparison was the $9.0 million of expense recorded in 1998 related to the PSP due to the appreciation of the Company's stock price during 1998. The increase in depreciation was primarily related to the commencement of depreciation on the floors currently in service of the York Property during the fourth quarter of 1999 and other capital projects that were placed in service during 1999.

    On January 19, 1999 the Company announced its intention to launch sothebys.com, a new Internet auction business for art, antiques, jewelry and collectibles. In July 1999, the Company and Amazon.com, Inc. entered into an agreement to launch a co-branded auction site, sothebys.amazon.com, that will be devoted to the general antiques collector and to the world of collectibles. In the fourth quarter of 1999, the Company launched sothebys.amazon.com and sothebys.com. Total Internet related expenses amounted to $42.1 million for the twelve months ended December 31, 1999. These expenses include primarily marketing, salary and related costs, professional fees and technology related costs. The Company continues to evaluate its planned expenditures for sothebys.com and sothebys.amazon.com. Although these investments are likely to have a dilutive effect on the Company's results in the near term, the Company believes that these expenditures are appropriate in light of the potential of the Internet business.

    During 1998, the Company recorded a non-recurring charge of $15.2 million relating to the construction of the York Property. Approximately $14.1 million of this amount was a non-cash charge resulting from the impairment of existing leasehold improvements and related furniture and fixtures. The remaining amount of approximately $1.1 million was a provision resulting from the cost of future rental obligations on rental space in New York City that will be abandoned as part of the Company's plan to consolidate many of its operations in New York City. As of December 31, 1999 and 1998, the Company has recorded in other liabilities on the Consolidated Balance Sheets approximately $1.1 million related to these future rental obligations, which will be paid out starting approximately in October, 2000 through September, 2003. The impact on future earnings related to the write-off of leasehold improvements and related furniture and fixtures will be immaterial as the assets written off are being replaced by the depreciable assets of the York Property.

    Interest income increased $0.8 million in 1999 compared to 1998 due to higher average cash balances throughout the year. Interest expense decreased $5.0 million in 1999 as compared to 1998 as a result of lower borrowings related to the decreased average loan portfolio and capitalized interest on the Company's York Property construction.

    The consolidated effective tax rate was 37% in 1999 compared to 39% in 1998. This decrease was primarily a result of higher earnings during 1998 in the United States.

    Net income decreased $12.2 million, or 27%, in 1999 compared to 1998. Diluted earnings per share for 1999 decreased to $0.56 from $0.79 in 1998. The impact on diluted earnings per share related to the Company's Internet operating loss was ($0.44) per share. The impact of the non-recurring charge on diluted earnings per share in 1998 was ($0.16). Movements in foreign currencies did not have a material impact on 1999 and 1998 revenues or expenses.

    In May 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation has reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions. The Company has recently met with the Department of Justice in order to discuss a prompt and appropriate resolution of this investigation. The European Commission has also recently commenced an inquiry, and the Australian Competition Commission an investigation, regarding commissions charged by the Company and Christie's for auction services.

    A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints have also been filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And, a number of shareholder derivative suits have been filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. Although the outcome of the investigation by the Department of Justice, other governmental inquiries and investigations and these various lawsuits cannot presently be determined, any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations. The amount of any such loss is not currently estimatable. (See Statement on Forward Looking Statements and "Legal Proceedings.")

    In February 2000, the Board of Directors of the Company announced a number of management changes. A. Alfred Taubman resigned as Chairman of the Company and Diana D. Brooks resigned as President and Chief Executive Officer of the Company. Concurrently, the Company announced the appointment of Michael Sovern, former President of Columbia University, as the new Chairman of the Company and the appointment of William F. Ruprecht as the President and Chief Executive Officer of the Company.

    RESULTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1998 AND 1997 Note C ("Segment Reporting") of the Consolidated Financial Statements should be read in conjunction with this discussion.

    Auction sales for Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") totaled $1,939.7 million during 1998, an increase of $96.4 million, or 5%, compared to the prior year. The increase in worldwide sales was due to a 10% increase in the average selling price per lot sold in 1998 as compared to 1997, offset by a 4% decrease in the number of lots sold. Overall, worldwide sales of Fine Art increased 11%, led by increases in Contemporary art, 19(th) Century paintings and drawings, American paintings and drawings and Impressionist and Modern art, offset by a decrease in Old Master paintings. Other sales increases included Silver, English Furniture and French and Continental Furniture. Auction sales recorded by the Company's foreign operations were not materially affected by translation to United States ("U.S.") dollars.

    The following is a geographical breakdown of the Company's auction sales for 1998 and 1997:

                                                          1998         1997
                                                       ----------   ----------
                                                       (THOUSANDS OF DOLLARS)
NORTH AMERICA........................................  $1,074,428   $  919,028
EUROPE...............................................     803,931      828,192
ASIA.................................................      61,384       96,115
                                                       ----------   ----------
TOTAL................................................  $1,939,743   $1,843,335
                                                       ==========   ==========

    The sales increase in North America of $155.4 million, or 17%, during 1998 was primarily a result of broad-based growth in virtually every collecting category. The growth was due to increases in American paintings and drawings, 19(th) Century paintings and drawings, Impressionist and Modern art and Contemporary art. The growth was also due to the result of several outstanding single-owner sales, most notably the Reader's Digest Corporate Collection; the Collection of Jaime Ortiz-Patino comprised of silver, furniture, rare books and manuscripts, the Eulich Collection of American Western art and the Collection of H.R.H. the Duke and Duchess of Windsor. Sales in Europe, which for purposes of this discussion consists of the United Kingdom ("U.K.") and continental Europe ("the Continent"), decreased $24.3 million, or 3%. The decrease was primarily due to 1997 single-owner sales, most notably the sale of Illuminated Manuscripts from the Beck Collection for which there were no comparable sales in the current year, as well as a broad-based decrease in virtually every collecting category. Asian sales decreased $34.7 million, or 36%, primarily due to the slow down of the economies within Asia. Historically, Asia has accounted for approximately five percent of annual sales. Asia accounted for three percent of sales in 1998.

    Worldwide revenues from auction and related operations increased
$31.7 million, or 9%, in 1998 compared to 1997. This increase is primarily due to a significant increase in principal activities and higher commission revenue (which consists of buyer's premium, seller's commission and expense recoveries) that resulted from the increased auction sales discussed above and expense recoveries associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor. Principal activities include: net gains

(losses) on sales of inventory (including inventory obtained as a result of the auction process as well as inventory obtained for investment purposes); the Company's share of operating earnings (losses) from its investments in Acquavella Modern Art ("AMA") and other equity investments; net income (loss) earned from guarantees; and the net gains (losses) related to sales of secured loan collateral where the Company shares in the gain (loss) if the property sells either above or below a targeted amount. The increase in principal activities was primarily due to an increase in net income earned on guarantees, an increase in net gains related to sales of secured loan collateral that exceeded a targeted amount and an increase in the Company's share of operating results of AMA.

    Other revenues consist primarily of revenues from the Company's Real Estate and Finance operating segments. Other revenues increased $33.6 million, or 73%, in 1998 compared to 1997. This growth was primarily due to increases in both real estate and financing activities. The increase in Real Estate revenue was due primarily to increased real estate unit sales and from both mature and new Company owned brokerage and regional offices in the U.S. The increase in Finance revenue was due to an increase in the average loan portfolio balance to $301.2 million in 1998 from $215.8 in 1997 and the recognition of $21.0 million in origination fee revenue. The increase in the average loan portfolio balance was due to a loan extended in May 1998 to a group of affiliated corporate borrowers. The loan to this group was to mature on December 31, 2001; however, during the fourth quarter of 1998 it was repaid in full. The prepayment of this loan resulted in the recognition of $18.7 million of additional revenue in the fourth quarter relating to the origination fee that would have been amortized through 2001.

    Direct costs of services (consisting of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) totaled $76.3 million in 1998, an increase of $5.9 million, or 8%, compared to 1997. This increase was primarily a result of increased auction sales in 1998 and the impact of costs associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor which were partially recovered and reflected in auction and related revenue. The increase was also due, to a lesser extent, to an increase in direct costs in the Real Estate segment related to an increase in units sold in 1998. Direct costs as a percentage of sales was consistent in 1998 and 1997.

    Excluding non-recurring charges of $15.2 and $11.7 million in 1998 and 1997, respectively, all other operating expenses (which consist of salaries and related costs, general and administrative expenses and depreciation and amortization) increased $42.8 million, or 18%, in 1998 compared to 1997. This increase was primarily due to a $22.0 million, or 17%, increase in salaries and related costs and a $19.2 million, or 22%, increase in general and administrative expenses. These increases were primarily a result of new initiatives and expertise; long term incentive plans, primarily the PSP, for which the related expense increased approximately $7.7 million in 1998 due to the appreciation of the Company's stock price and an increase in options granted; costs incurred by the Auction segment relating to the startup of the Paris office and initial internet related expenses; write-offs and provisions of uncollectible auction receivable accounts; and expenses for authenticity claims and settlements.

    In early 1997, a television program aired in the U.K. and a related book was published both of which contain certain allegations of improper or illegal conduct by current and former employees of the Company. In response to these allegations, the Board of Directors in February 1997 established a committee of independent directors to review the issues raised by the book and related matters. The Independent Review Committee retained outside independent counsel in the U.S. and the U.K. to assist and advise the Committee in its review. The Company's management also conducted its own internal review. Both reviews were completed in 1997. In 1997, the Company incurred $11.7 million of non-recurring charges that consisted primarily of legal and other professional fees associated with the Board of Directors' Independent Review Committee. These charges were paid in full as of December 31, 1999.

    Interest income increased $0.5 million in 1998 compared to 1997 due to higher average cash balances throughout the year. Interest expense increased $4.5 million in 1998 as compared to 1997 as a result of additional commercial paper borrowings to fund the higher average loan portfolio.

    The consolidated effective tax rate was 39% in 1998 compared to 37% in 1997. This increase was primarily a result of higher earnings during 1998 in higher tax rate jurisdictions.

    Net income increased $4.4 million, or 11%, in 1998 compared to 1997. Diluted earnings per share for 1998 increased to $0.79 from $0.72 in 1997. Excluding non-recurring charges, net income increased 13% to $54.3 million. The impact of the non-recurring charges on diluted earnings per share was ($0.16) and ($0.13) in 1998 and 1997, respectively. Movements in foreign currencies did not have a material impact on 1998 revenues or expenses.

    LIQUIDITY AND CAPITAL RESOURCES The Company's net debt position (total debt, which includes long-term debt, short-term borrowings and commercial paper less cash and cash equivalents) totaled $58.0 million at December 31, 1999, compared to a net cash position of $69.1 million at December 31, 1998 and net debt of $85.5 million at December 31, 1997. The significant change in net debt in 1999 compared to 1998 was primarily due to the Company's use of the proceeds from the $100 million unsecured debt offering in February 1999, as described in more detail below. Working capital (current assets less current liabilities) at December 31, 1999 was $159.5 million, compared to $132.3 million and $123.5 million at December 31, 1998 and 1997, respectively.

    The Company's client loan portfolio increased to $190.8 million at December 31, 1999, from $155.6 million at December 31, 1998. The client loan portfolio at December 31, 1997 was $276.4 million. These amounts include
$42.5 million, $17.1 million and $112.0 million of loans that have a maturity of more than one year at December 31, 1999, 1998 and 1997, respectively. During the fourth quarter of 1998, a significant loan to a group of affiliated corporate borrowers was repaid in full. The loan to this group was scheduled to mature on December 31, 2001.

    The Company relies on internally generated funds and borrowings to meet its financing requirements. As a result of the recent events related to the Department of Justice investigation and other related investigations and civil lawsuits, as discussed previously, the Company amended and restated its $300 million Bank Credit Agreement during the first quarter of 2000. Under the amended and restated Bank Credit Agreement (the "Credit Agreement"), the Company has up to $300 million of committed senior secured financing with an international banking syndicate arranged through Chase Manhattan Bank available through July 11, 2001. The Company's obligations under the Credit Agreement are secured by substantially all the assets of the Company and its domestic subsidiaries. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. The Company incurred arrangement and amendment fees of $4.1 million, which will be amortized over the expected term of the commitment. The Company may also issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. At December 31, 1999, there was no commercial paper outstanding. The Company supports any short-term notes issued under its U.S. commercial paper program with its committed credit facility under the Credit Agreement. The amount available for borrowings under the Credit Agreement is reduced by the outstanding commercial paper. Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, under which $100 million was available for issuance as of December 31, 1999. In February 1999, the Company sold a tranche of these debt securities for an aggregate offering price of $100 million at an effective interest rate of 6.98%. Subsequent to December 31, 1999, Moody's Investors Service, Standard and Poor's Ratings Group and other credit agencies downgraded the Company's long-term and short-term credit ratings. Both ratings remain on review.

    On July 23, 1999, Amazon.com, Inc. purchased one million of newly issued shares of the Company's Class A Common Stock at $35.44 per share, and purchased for $10 million, a three year warrant to purchase an additional one million shares at $100 per share.

    During 1999, the Company's primary sources of liquidity were derived from the issuance of the long-term debt securities, proceeds from the common stock and warrant, and operations, excluding the increase in accounts receivable and other receivables. The most significant cash uses during 1999 were the increase in accounts receivable and other receivables, capital expenditures, the net funding of the client loan portfolio, payment of shareholder dividends and the Internet initiative.

    During 1998, the Company's primary sources of liquidity were derived from collections of notes receivable, operations, and available cash balances. The most significant cash uses during 1998 were the funding of the client loan portfolio, repayment of commercial paper borrowings, capital expenditures, and payment of shareholder dividends.

    During 1998, the Company incurred a significant non-cash expense of $14.1 million related to the impairment of existing leasehold improvements and related furniture and fixtures, as noted previously. Such item did not have an impact on the Company's liquidity.

    During 1997, the Company's primary sources of liquidity were derived from commercial paper borrowings supplemented by available cash balances and operations. The most significant cash uses during 1997 were the net funding of the client loan portfolio, payment of shareholder dividends and repurchases of common stock.

    While the Company paid shareholder dividends in 1999, 1998 and 1997, due to the significant cash needs required for the funding of the Internet initiative, capital expenditures anticipated for the completion of the construction of the York Property, as well as uncertainties surrounding the Department of Justice investigation and other related investigations and civil lawsuits, the Company did not declare a cash dividend for the first quarter of 2000. Management believes that this is an appropriate decision due to the Company's present and anticipated cash needs. Management will continue to assess the dividend in conjunction with operating results, capital spending needs, Internet spending requirements and developments in the Department of Justice investigation and other related investigations and civil lawsuits.

    Capital expenditures in 1999, consisting primarily of costs associated with the construction of the York Property, as defined below, the cost of replacing a significant majority of the Company's worldwide financial and information systems and Internet related costs, totaled $120.7 million. For 1998 and 1997, capital expenditures were $53.7 million and $17.5 million, respectively. The capital expenditures relating to the construction of the Company's current facility on York Avenue ("the York Property") are currently estimated to be in the range of $151 million, of which the Company has paid approximately
$95 million through February 24, 2000. As of February 24, 2000, the Company had financial commitments in relation to this project of approximately
$22.8 million. In September 1999, York Avenue Development, Inc. ("York"), a wholly owned subsidiary of Sotheby's Inc. (itself a wholly owned subsidiary of the Company), exercised its right, under its operating lease, to purchase the York Property. The closing of this purchase will take place no later than July 2000. The Company believes that it has sufficient capital resources to carry out planned capital spending relating to this project.

    From time to time, the Company has off-balance sheet commitments which include short-term commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program (See Note N to the Consolidated Financial Statements). The Company does not believe that material liquidity risk exists related to these commitments.

    The Company currently believes that operating cash flows and borrowings under the Credit Agreement will be adequate to meet its 2000 working capital requirements, which include the funding of the Company's client loan program, peak working capital requirements, other short-term commitments to consignors, the project on the York Property, the Company's Internet initiative and any legal fees and other amounts required to resolve the Department of Justice investigation. The Company currently believes that long-term capital requirements will be satisfied with future operating cash flows and current capital resources, subject to the resolution of the Department of Justice investigation and other related investigations and civil lawsuits, as discussed previously.

    YEAR 2000. The Company has dedicated substantial resources over the past few years to address the potential issues related to Year 2000 programming concerns. As a result of those efforts, the Company has not experienced to date any material disruption in its operations in connection with, or following, the transition to the Year 2000.

    EUROPEAN MONETARY UNION. The Euro was introduced on January 1, 1999 as a wholesale currency. The eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies and the Euro. The existing currencies will continue to be used as legal tender through January 1, 2002; thereafter, on July 1, 2002, the existing currencies will be cancelled and Euro bills and coins will be used for cash transactions in the participating countries.

    The Company's European financial and cash management operations affected by the Euro conversion were adequately prepared for its introduction. For the transition period and the period after January 1, 2002, the Company's management will continue to analyze the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact of the Euro conversion on its operations, if any, given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates. (See Statement on Forward Looking Statements.)

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The Company continuously evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short term borrowings and long-term debt. The Company believes that its interest rate risk is minimal as a hypothetical ten percent increase or decrease in interest rates is immaterial to the Company's cash flow, earnings and fair value related to financial instruments. (See Statement on Forward Looking Statements.)

    The Company enters into forward exchange contracts to hedge foreign currency transactions. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset gains and losses on the assets or transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high-credit ratings. At December 31, 1999, the Company has $8.7 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The carrying amounts of these contracts approximates their fair value at December 31, 1999.

    The Company believes that its foreign currency translation risk is minimal as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies is immaterial to the Company's cash flow and fair value related to financial instruments. (See statement on Forward Looking Statements.)

FORWARD LOOKING STATEMENTS

    This Annual Report contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company, particularly with respect to the adequacy of working capital as well as additional capital necessary for the continued construction of the York Property. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular rank order:

    (I) The Company's business is seasonal, with peak revenues and operating income occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction season

   (II) The overall strength of the international economy and financial markets and, in particular, the economies of the United States, the United Kingdom and the major countries of continental Europe and Asia (principally Japan and Hong Kong)

   (III)   Competition with other auctioneers and art dealers

   (IV) The volume of consigned property and the marketability at auction of such property

    (V)   The expansion of the York Property

   (VI) The resolution of the Department of Justice Investigation and other related investigations and civil lawsuits

  (VII)   The European Monetary Union

 (VIII)   The Company's Internet initiative

   (IX)   The demand for loans

    (X)   Market risk

    SEASONALITY The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter auction sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year (see Note Q to the Consolidated Financial Statements).

                                                                     PERCENTAGE OF
                                                                     ANNUAL AUCTION
                                                                         SALES
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
JANUARY-MARCH..............................................     11%        13%        11%
APRIL-JUNE.................................................     35         37         35
JULY-SEPTEMBER.............................................      6          8          8
OCTOBER-DECEMBER...........................................     48         42         46
                                                               ---        ---        ---
                                                               100%       100%       100%

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See the discussion under this caption contained in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

TO THE DIRECTORS AND SHAREHOLDERS
OF SOTHEBY'S HOLDINGS, INC.

    We have audited the accompanying consolidated balance sheets of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
----------------------------
DELOITTE & TOUCHE LLP
New York, New York
February 24, 2000

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (THOUSANDS OF DOLLARS,
                                                                  EXCEPT PER SHARE DATA)
REVENUES (Note B)
Auction and related.........................................  $390,101   $367,204   $335,511
Other.......................................................    52,484     79,848     46,281
                                                              --------   --------   --------
Total revenues..............................................   442,585    447,052    381,792

EXPENSES
Direct costs of services (Note B)...........................    85,563     76,313     70,364
Salaries and related costs (Notes K, L and N)...............   159,686    153,869    131,874
General and administrative (Note J).........................   125,711    108,240     89,038
Depreciation and amortization (Notes B and G)...............    17,452     12,652     11,057
Non-recurring charges (Note O)..............................        --     15,200     11,700
                                                              --------   --------   --------
Total expenses..............................................   388,412    366,274    314,033
                                                              --------   --------   --------
Operating income............................................    54,173     80,778     67,759
                                                              --------   --------   --------
Interest income.............................................     4,373      3,560      3,047
Interest expense (Note H)...................................    (5,589)   (10,545)    (6,018)
Other income (expense)......................................      (807)        20       (331)
                                                              --------   --------   --------
Income before taxes.........................................    52,150     73,813     64,457
Income taxes (Note I).......................................    19,296     28,788     23,849
                                                              --------   --------   --------
Net income..................................................  $ 32,854   $ 45,025   $ 40,608
                                                              --------   --------   --------
Basic earnings per share (Note B)...........................  $   0.57   $   0.79   $   0.73
Diluted earnings per share (Note B).........................  $   0.56   $   0.79   $   0.72
Dividends per share.........................................  $   0.40   $   0.40   $   0.40

          See accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 1999            1998
                                                              ----------       --------
                                                               (THOUSANDS OF DOLLARS)
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note B)                            $   42,319       $ 71,238
Accounts and notes receivable, net of allowance for doubtful accounts of $11,085 and $14,585 (Note D)
  Accounts receivable.......................................     495,986        303,426
  Notes receivable..........................................     145,359        135,592
                                                              ----------       --------
Total accounts and notes receivable, net....................     641,345        439,018
                                                              ----------       --------
Inventory, net (Note E).....................................      20,843         16,915
Deferred income taxes (Note I)..............................      12,986         16,251
Prepaid expenses and other current assets (Note L)..........      18,754         23,756
                                                              ----------       --------
Total current assets........................................     736,247        567,178

NON-CURRENT ASSETS:
Notes receivable (Note D)...................................      42,535         17,115
Properties, less allowance for depreciation and amortization of $72,463 and $60,154
  (Notes G and J)...........................................     232,661        108,914
Intangible assets, less allowance for amortization of
  $15,903 and $17,753 (Note G)..............................      24,124         34,088
Investments (Note F)........................................      35,982         36,737
Other assets................................................       1,963          5,614
                                                              ----------       --------
Total assets................................................  $1,073,512       $769,646
                                                              ==========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Due to consignors (Note D)..................................  $  422,552       $289,987
Short-term borrowings (Note H)..............................         272          2,098
Accounts payable and accrued liabilities....................     126,263         98,766
Deferred revenues...........................................       7,273          5,057
Accrued income taxes (Note I)...............................      20,427         38,944
                                                              ----------       --------
Total current liabilities...................................     576,787        434,852

LONG-TERM LIABILITIES:
Long-term debt (Note H).....................................     100,000             --
Deferred income taxes (Note I)..............................       9,126          6,202
Other liabilities...........................................      10,555          8,918
                                                              ----------       --------
Total liabilities...........................................     696,468        449,972

SHAREHOLDERS' EQUITY (Note K)
Common stock, $.10 par value authorized shares--125,000,000
  of class A and 75,000,000 of class B; Issued and
  outstanding shares 42,258,393 and 40,164,388 of class A,
  and 16,585,650 and 16,995,299 of class B at
  December 31, 1999 and 1998, respectively..................       5,885          5,716
Additional paid-in capital..................................     156,125        104,092
Retained earnings...........................................     228,261        219,383
Accumulated other comprehensive income......................     (13,227)        (9,517)
                                                              ----------       --------
Total shareholders' equity..................................     377,044        319,674
                                                              ----------       --------
Total liabilities and shareholders' equity..................  $1,073,512       $769,646
                                                              ==========       ========

          See accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income                                                    $  32,854   $  45,025   $  40,608
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
  Depreciation and amortization                                  17,452      12,652      11,057
  Stock compensation expense................................     (5,851)      9,025       1,300
  Deferred income taxes.....................................      6,501      (9,969)     (2,699)
    Tax benefit of stock option exercises...................      2,450       2,965       1,766
    Write-off of leasehold improvements and furniture and
      fixtures..............................................         --      14,100          --
    Asset provisions........................................      2,127       8,253       4,390
    Other...................................................         --         402         307
Change in assets and liabilities:
  Decrease (increase) in prepaid expenses and other current
    assets..................................................      4,556      (5,612)     (3,830)
  (Increase) decrease in accounts and other receivables.....   (198,539)     33,802     (96,924)
  (Increase) decrease in inventory..........................     (4,105)      4,960     (10,773)
  Decrease in intangible and other assets...................      3,179         507         633
  Increase (decrease) in due to consignors..................    136,503     (59,766)     75,097
  (Decrease) increase in accrued income taxes...............    (17,984)     15,376      (2,197)
  Increase in accounts payable, accrued liabilities, and
    other liabilities.......................................     17,973      20,524       7,371
                                                              ---------   ---------   ---------
  Net cash (used) provided by operating activities..........     (2,884)     92,244      26,106

INVESTING ACTIVITIES
Increase in notes receivable................................   (164,003)   (268,098)   (215,323)
Collections of notes receivable.............................    128,070     387,363      90,920
Capital expenditures........................................   (120,691)    (53,735)    (17,507)
Decrease (increase) in investments..........................        755         728      (1,632)
Acquisitions, net of cash acquired..........................       (750)     (1,875)     (6,900)
                                                              ---------   ---------   ---------
Net cash (used) provided by investing activities............   (156,619)     64,383    (150,442)

FINANCING ACTIVITIES
Increase in long-term debt..................................    100,000          --          --
(Decrease) increase in commercial paper.....................         --    (117,000)    117,000
(Decrease) increase in short-term borrowings................     (1,826)         18      (2,260)
Proceeds from issuance of common stock......................     35,440          --          --
Proceeds from issuance of warrant to purchase common
  stock.....................................................     10,000          --          --
Proceeds from exercise of stock options and shares issued to
  directors.................................................     10,163      19,608      11,473
Repurchase of common stock..................................         --          --     (19,999)
Dividends paid..............................................    (23,976)    (22,669)    (22,386)
                                                              ---------   ---------   ---------
Net cash provided (used) by financing activities............    129,801    (120,043)     83,828
Effect of exchange rate changes on cash.....................        783       1,012       7,264
                                                              ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents............    (28,919)     37,596     (33,244)
Cash and cash equivalents at beginning of year..............     71,238      33,642      66,886
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  42,319   $  71,238   $  33,642
                                                              ---------   ---------   ---------
Non Cash investing activities:
  Capital asset and lease obligation additions..............  $  12,323   $      --   $      --
                                                              ---------   ---------   ---------

          See accompanying Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                        ACCUMULATED
                                                                               ADDITIONAL                  OTHER
                                                   COMPREHENSIVE     COMMON     PAID-IN     RETAINED   COMPREHENSIVE
                                                       INCOME        STOCK      CAPITAL     EARNINGS      INCOME
                                                   --------------   --------   ----------   --------   -------------
                                                                        (THOUSANDS OF DOLLARS)
BALANCE AT DECEMBER 31, 1996.....................                    $5,589     $ 78,882    $178,805     $ (5,856)
                                                                     ------     --------    --------     --------
Comprehensive income:
  Net Income.....................................     $40,608                                40,608
  Other comprehensive income, net of tax
    Foreign currency translation.................      (3,886)                                             (3,886)
                                                      -------
  Other comprehensive income.....................      (3,886)
                                                      -------
Comprehensive income.............................      36,722
                                                      =======
Stock options exercised..........................                       112       11,361
Tax benefit associated with exercise of stock
  options........................................                                  1,766
Shares issued to directors.......................                         1          242
Repurchase of common stock.......................                      (120)     (20,619)
Stock compensation expense.......................                                  1,300
Dividends........................................                                           (22,386)
                                                                     ------     --------    --------     --------

BALANCE AT DECEMBER 31, 1997.....................                    $5,582     $ 72,932    $197,027     $ (9,742)
                                                                     ------     --------    --------     --------
Comprehensive income:
  Net Income.....................................     $45,025                                45,025
  Other comprehensive income, net of tax
    Foreign currency translation.................         225                                                 225
                                                      -------
  Other comprehensive income.....................         225
                                                      -------
Comprehensive income.............................      45,250
                                                      =======
Stock options exercised..........................                       133       19,475
Tax benefit associated with exercise of stock
  options........................................                                  2,965
Shares issued to directors.......................                         1          179
Stock compensation expense.......................                                  8,541
Dividends........................................                                           (22,669)
                                                                     ------     --------    --------     --------

BALANCE AT DECEMBER 31, 1998.....................                    $5,716     $104,092    $219,383     $ (9,517)
                                                                     ------     --------    --------     --------
Comprehensive income:
  Net Income.....................................     $32,854                                32,854
  Other comprehensive income, net of tax
    Foreign currency translation.................      (3,710)                                             (3,710)
                                                      -------
  Other comprehensive income.....................      (3,710)
                                                      -------
Comprehensive income.............................      29,144
                                                      =======
Stock options exercised..........................                        68        9,568
Tax benefit associated with exercise of stock
  options........................................                                  2,450
Issuance of common stock.........................                       100       35,340
Issuance of warrant to purchase common stock.....                                 10,000
Shares issued to directors.......................                         1          526
Stock compensation expense.......................                                 (5,851)
Dividends........................................                                           (23,976)
                                                                     ------     --------    --------     --------

BALANCE AT DECEMBER 31, 1999.....................                    $5,885     $156,125    $228,261     $(13,227)
                                                                     ------     --------    --------     --------

          See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-A  ORGANIZATION AND BUSINESS

    Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") conducts live and internet auctions and private sales of fine art, jewelry and decorative art. Auction activities occur primarily in New York and London, but are also conducted elsewhere in North America, Europe and Asia. In addition, the Company is engaged in art-related financing activities, the marketing and brokering of luxury real estate, fine arts education and art-related restoration.

NOTE-B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION The Consolidated Financial Statements include the accounts of Sotheby's Holdings, Inc., and its wholly-owned subsidiaries. The Company's investments in Acquavella Modern Art ("AMA") and another affiliate (see Note F) are accounted for under the equity method.

    REVENUE RECOGNITION Auction and related revenues are generally recognized at the date of sale less estimates for allowances. Subscription revenue from auction catalogues is recognized over the twelve-month period of the subscription from the date of receipt of the proceeds. Auction and related revenues also include principal activities. Principal activities consist of net gains (losses) on sales of inventories, the Company's share of operating earnings (losses) from its investment in AMA and its other equity investment, net income (loss) earned from guarantees, and the net gains (losses) related to sales of secured loan collateral where the Company shares in the gain (loss) if the property sells either above or below a targeted amount. Other revenues consist principally of revenues from art-related financing activities and real estate operations. Other revenues are generally recognized at the time service is rendered or revenue is earned by the Company. Revenues from the Real Estate segment are net of commission payments to independent contractors.

    DIRECT COSTS OF SERVICES Direct costs of services primarily include the costs of obtaining and marketing property for auctions.

    CASH EQUIVALENTS Cash equivalents are liquid investments comprised primarily of bank and time deposits with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

    PROPERTIES Properties, consisting primarily of buildings and improvements, leaseholds and leasehold improvements, furniture and fixtures and equipment, are stated on the cost basis. Direct external and internal computer software development costs subsequent to the preliminary stage of development are capitalized. Depreciation is computed principally on the straight-line method over the assets' estimated useful lives. Leaseholds and leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the improvement. Equipment includes capitalized software which reflects costs related to purchased software. These costs are amortized on a straight-line basis over the estimated useful life of the software.

    The Company capitalizes interest on projects when construction requires a period of time to get the assets ready for their intended use. Capitalized interest is allocated to properties and amortized over the life of the related assets. Capitalized interest totaled approximately $2.8 million and $0.5 million in 1999 and 1998, respectively.

    General and administrative expenses include repairs and maintenance.

    FINANCIAL INSTRUMENTS The carrying amounts of cash and cash equivalents, short-term borrowings and notes receivable are a reasonable estimate of their fair value due to the variable interest rates

                            SOTHEBY'S HOLDINGS, INC.

NOTE-B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) associated with each of these financial instruments. The fair value of long-term debt is approximately $94.1 million.

    DERIVATIVES The Company enters into forward exchange contracts to hedge foreign currency transactions. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset gains and losses on the assets or transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high-credit ratings. Gains and losses on contracts to hedge identifiable foreign currency commitments are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Premium or discount on forward contracts is amortized to interest expense over the life of the contract. At December 31, 1999, the Company has 8.7 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The carrying amounts of these contracts approximate their fair vlaue at December 31, 1999.

    INVENTORY Inventory consists of objects obtained incidental to the auction process as well as for investment purposes. Inventory is valued at the lower of cost or management's estimate of net realizable value.

    ALLOWANCE FOR LOAN LOSSES The Company regularly reviews its loan portfolio. Each loan is analyzed based on the current estimated realizable value of the collateral securing the loan. The Company establishes reserves for specific loans that the Company believes are under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower. A general reserve is established for probable losses inherent in the remainder of the loan portfolio based on historical data and current market conditions.

    INTANGIBLE ASSETS Intangible assets include goodwill and subscriber lists. Goodwill is being amortized over fifteen to forty years. The amounts assigned to other intangible assets are amortized on a straight-line basis over estimated useful lives not to exceed twenty-five years.

    IMPAIRMENT OF LONG-LIVED ASSETS Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

    EARNINGS PER SHARE Basic earnings per share is based on the weighted average number of outstanding shares of common stock. Diluted earnings per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options and warrant). The basic and diluted weighted average number of shares used for the earnings per share calculations were as follows:

                                                              1999       1998       1997
                                                            --------   --------   --------
                                                                    (IN MILLIONS)
BASIC.....................................................    58.1       56.7       56.0
DILUTIVE EFFECT OF OPTIONS................................     1.0        0.6        0.3
                                                              ----       ----       ----
DILUTED...................................................    59.1       57.3       56.3

    There were no reconciling items between net income for basic and diluted earnings per share.

    FOREIGN CURRENCY TRANSLATION Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income statement amounts are translated using weighted average monthly

                            SOTHEBY'S HOLDINGS, INC.

NOTE-B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded in accumulated other comprehensive income until the subsidiary is sold or substantially liquidated.

    STOCK-BASED COMPENSATION The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, pro forma net income and earnings per share information has been presented in Note K as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

    RECLASSIFICATIONS Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the current presentation.

    USE OF ESTIMATES The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    COMPREHENSIVE INCOME The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" which requires certain transactions to be included as adjustments to net income in order to report comprehensive income. These transactions referred to as other comprehensive income represent items that, under previous accounting standards, bypassed the statement of income and were reported directly as adjustments to the equity section of the balance sheet. The Company's other comprehensive income consists of the change in the foreign currency translation adjustment amount during the period and is reported in the consolidated statement of changes in shareholders' equity. The foreign currency translation adjustment amount previously reported as a separate component of shareholders' equity is now included in accumulated other comprehensive income in the Consolidated Balance Sheets.

    PENSION ARRANGEMENTS The Company has adopted the provisions of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits"

    NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

NOTE-C  SEGMENT REPORTING

    SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also establishes standards for related disclosures about products and services, major customers and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision

                            SOTHEBY'S HOLDINGS, INC.

NOTE-C  SEGMENT REPORTING (CONTINUED)
making group is comprised of the Chief Executive Officer and the senior executives of each of the Company's operating segments.

    The Company has three reportable operating segments consisting of Auction, Real Estate and Finance. The Auction segment is an aggregation of operations in North America, Europe and Asia as they are similar in service, customers, and the way the service is provided. The Auction segment conducts auctions of property in which the Company generally functions as an agent accepting property on consignment from its selling clients. In addition to auctioneering, the auction segment is engaged in a number of related activities including the purchase and resale of art and other collectibles and the brokering of art collectible purchases and sales through private treaty sales. The Real Estate segment markets and brokers luxury real estate. The Finance segment provides art-related financing generally secured by works of art and other personal property owned by its clients. The Other segment primarily includes art education and restoration activities.

    The Company's reportable operating segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company evaluates performance based on segment profit or loss from operations before income taxes, not including nonrecurring charges and foreign exchange gains and losses.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (NOTE B). Revenues are attributed to geographic areas based on the location of the actual sale. All amounts in the tables below are in thousands of dollars.

    For the year ended December 31, 1999:

                                               AUCTION    REAL ESTATE   FINANCE     OTHER      TOTAL
                                               --------   -----------   --------   --------   --------
Revenues.....................................  $390,101     $30,264     $14,804     $7,416    $442,585
Interest Income..............................    13,109          24           1         58      13,192
Interest Expense.............................     5,573          --          16         --       5,589
Depreciation and Amortization................    15,673       1,389          --        390      17,452
Segment Profit/(Loss)........................    43,015       6,570       3,283       (718)     52,150

    For the year ended December 31, 1998:

                                               AUCTION    REAL ESTATE   FINANCE     OTHER      TOTAL
                                               --------   -----------   --------   --------   --------
Revenues.....................................  $367,204     $25,097     $47,876     $6,875    $447,052
Interest Income..............................    19,044          --          44         43      19,131
Interest Expense.............................    10,480          14          48          3      10,545
Depreciation and Amortization................    11,218       1,124          --        310      12,652
Segment Profit/(Loss)........................    58,156       4,053      27,501       (697)     89,013

    For the year ended December 31, 1997:

                                              AUCTION    REAL ESTATE   FINANCE     OTHER      TOTAL
                                              --------   -----------   --------   --------   --------
Revenues....................................  $335,511     $19,359     $20,235    $ 6,687    $381,792
Interest Income.............................    14,931          10          --         35      14,976
Interest Expense............................     5,960          13          39          6       6,018
Depreciation and Amortization...............     9,978         774          --        305      11,057
Segment Profit/(Loss).......................    67,992       3,938       5,337     (1,110)     76,157

                            SOTHEBY'S HOLDINGS, INC.

NOTE-C  SEGMENT REPORTING (CONTINUED)
    A reconciliation of the totals reported for the operating segments to the applicable line items in the Consolidated Financial Statements is as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1999        1998        1997
                                                ---------   ---------   ---------
REVENUES:
  Total revenues for reportable segments......  $435,169    $440,177    $375,105
  Other revenues..............................     7,416       6,875       6,687
                                                --------    --------    --------
    Total consolidated revenues...............  $442,585    $447,052    $381,792
                                                ========    ========    ========
PROFIT:
  Total profit for reportable segments........  $ 52,868    $ 89,710    $ 77,267
  Other profit (loss).........................      (718)       (697)     (1,110)
  Unallocated amounts:
    Non-Recurring Charges.....................        --     (15,200)    (11,700)
                                                --------    --------    --------
    Consolidated income before tax............  $ 52,150    $ 73,813    $ 64,457
                                                ========    ========    ========

    Other Significant items:

                                      SEGMENT TOTALS   ELIMINATIONS   CONSOLIDATED TOTAL
                                      --------------   ------------   ------------------
1999
Interest income.....................     $13,192         ($ 8,819)(1)       $ 4,373
Interest expense....................       5,589               --             5,589
Depreciation and amortization.......      17,452               --            17,452

1998
Interest income.....................     $19,131         ($15,571)(1)       $ 3,560
Interest expense....................      10,545               --            10,545
Depreciation and amortization.......      12,652               --            12,652

1997
Interest income.....................     $14,976         ($11,929)(1)       $ 3,047
Interest expense....................       6,018               --             6,018
Depreciation and amortization.......      11,057               --            11,057

------------------------

(1) Represents the elimination of interest charged by Auction to Finance for funding Finance's loan portfolio.

                            SOTHEBY'S HOLDINGS, INC.

NOTE-C  SEGMENT REPORTING (CONTINUED)
    Information concerning geographical areas was as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1999        1998        1997
                                                ---------   ---------   ---------
REVENUES
  United States...............................  $248,223    $272,182    $175,899
  United Kingdom..............................   141,115     132,325     138,509
  Other International Countries...............    53,247      42,545      67,384
                                                --------    --------    --------
    Total.....................................  $442,585    $447,052    $381,792
                                                ========    ========    ========

NOTE-D  ACCOUNTS AND NOTES RECEIVABLE

    Accounts and notes receivable consist of the following:

                                                             AS OF DECEMBER 31
                                                          -----------------------
                                                             1999         1998
                                                          ----------   ----------
                                                          (THOUSANDS OF DOLLARS)
ACCOUNTS AND OTHER RECEIVABLES..........................   $504,167     $315,137
ALLOWANCE FOR DOUBTFUL ACCOUNTS.........................     (8,181)     (11,711)
                                                           --------     --------
                                                            495,986      303,426
                                                           --------     --------
NOTES RECEIVABLE........................................    190,798      155,581
ALLOWANCE FOR DOUBTFUL ACCOUNTS.........................     (2,904)      (2,874)
                                                           --------     --------
                                                            187,894      152,707
                                                           --------     --------
  TOTAL.................................................   $683,880     $456,133
                                                           ========     ========

    Under the standard terms and conditions of the Company's auction sales, the Company is not obligated to pay consignors for items that have not been paid by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at auction, or negotiate a private sale.

    In certain situations, when the purchaser takes possession of the property before payment is made, the Company is liable to the seller for the net sale proceeds. As of December 31, 1999 and 1998, accounts receivable included approximately $237.0 million and $137.4 million, respectively, of such sales. As of February 24, 2000, $86.3 million of the amount outstanding at December 31, 1999 had been paid. Amounts outstanding at December 31, 1998 which remained outstanding at December 31, 1999 totaled $6.6 million. Management believes that adequate allowances have been established to provide for potential losses on these amounts.

    As of December 31, 1999, an amount equal to approximately 11% of the Company's accounts receivable balance was due from one purchaser.

    Notes receivable included $0.5 million at December 31, 1999, relating to loans to employees. The weighted average interest rate on these loans was 11.0% at December 31, 1999.

    The Company provides collectors, museums and dealers with financing generally secured by works of art that the Company typically controls and other personal property owned by its clients. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who

                            SOTHEBY'S HOLDINGS, INC.

NOTE-D ACCOUNTS AND NOTES RECEIVABLE (CONTINUED) are contractually committed, in the near term, to sell the property at auction or privately (a "consignor advance"); and (2) general purpose loans to collectors, museums or dealers secured by property not presently intended for sale. The consignor advance enables a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws.

    One individual loan amounted to approximately 11% of the notes receivable balance (current and non-current) at December 31, 1999. Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend, on a secured basis, at loan to value ratios higher than 50%. In addition, the Company will also lend, on a secured basis, amounts at loan to value ratios higher than 50% where the Company participates in a share of the sale proceeds if the property sells for more than an agreed target amount and the Company shares in a portion of the loss if the property does not sell at or above the target amount.

    The average interest rates charged on notes receivable were 8.2% and 8.7% at December 31, 1999 and 1998, respectively. The estimated fair value of notes receivable was $190.8 million and $155.6 million at December 31, 1999 and 1998.

    Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan.

    Changes in the allowance for credit losses relating to notes receivable are as follows:

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
ALLOWANCE FOR CREDIT LOSSES AT DECEMBER 31, 1998 AND 1997...   $2,874     $3,620
PROVISIONS..................................................       50        250
WRITEOFFS AND OTHER.........................................      (20)      (996)
                                                               ------     ------
ALLOWANCE FOR CREDIT LOSSES AT DECEMBER 31, 1999 AND 1998...   $2,904     $2,874
                                                               ======     ======

NOTE-E  INVENTORY

    Inventory consists principally of objects obtained incidental to the auction process primarily as a result of honoring authenticity claims of purchasers, purchasers defaulting on accounts receivable after the

                            SOTHEBY'S HOLDINGS, INC.

NOTE-E  INVENTORY (CONTINUED)
consignor has been paid, purchasing property at the minimum price guaranteed by the Company and purchases of property for investment purposes.

    The inventory and related allowances to adjust the cost of inventory to management's estimated net realizable value are as follows:

                                                             AS OF DECEMBER 31
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
INVENTORY, AT COST........................................  $29,983    $26,337
NET REALIZABLE VALUE ALLOWANCES...........................   (9,140)    (9,422)
                                                            -------    -------
TOTAL.....................................................  $20,843    $16,915
                                                            =======    =======

NOTE-F  INVESTMENTS

    On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation ("Matisse") for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the "Matisse inventory"). Upon consummation of the purchase, the Company contributed the Matisse inventory to AMA and entered into the AMA partnership agreement with Acquavella Contemporary Art, Inc. to sell the Matisse inventory. The Company accounts for its investment in AMA under the equity method of accounting in the Consolidated Financial Statements, including its share of AMA's operating earnings (losses) in auction and related revenue. The total net assets of the partnership consist principally of the inventory described above. The Company reflects its 50% interest in the net assets of the partnership in investments in the Consolidated Balance Sheets. This investment totaled $33.0 million and $34.3 million at December 31, 1999 and 1998, respectively.

    To the extent that the partnership requires working capital, the Company has agreed to lend the same to the partnership. As of December 31, 1999, no such amounts were outstanding.

    In 1999 and 1998 the Company's investment in another affiliate totaled $3.0 million and $2.4 million, respectively.

NOTE-G  PROPERTIES

    Properties consist of the following:

                                                             AS OF DECEMBER 31
                                                          -----------------------
                                                             1999         1998
                                                          ----------   ----------
                                                          (THOUSANDS OF DOLLARS)
LAND....................................................   $ 17,786     $    276
BUILDINGS AND BUILDING IMPROVEMENTS.....................    102,775        9,868
LEASEHOLDS AND LEASEHOLD IMPROVEMENTS...................     58,440       53,414
FURNITURE, FIXTURES AND EQUIPMENT.......................    110,284       66,638
CONSTRUCTION IN PROGRESS................................     14,193       34,551
OTHER...................................................      1,646        4,321
                                                           --------     --------
                                                            305,124      169,068
LESS: ACCUMULATED DEPRECIATION..........................    (72,463)     (60,154)
                                                           --------     --------
  TOTAL.................................................   $232,661     $108,914
                                                           ========     ========

                            SOTHEBY'S HOLDINGS, INC.

NOTE-G  PROPERTIES (CONTINUED)

    Included in Properties are costs related to the construction of the Company's current facility on York Avenue (the "York Property"). In September of 1999, York Avenue Development, Inc. ("York"), a wholly owned subsidiary of Sotheby's, Inc. (itself a wholly owned subsidiary of the Company), exercised its right, under its operating lease, to purchase the York Property. The closing of this purchase will take place no later than July 2000.

    In connection with exercising the option, the Company reclassified approximately $9.6 million of intangible assets, previously accounted for as beneficial lease and air rights to Properties.

    Construction in progress relates principally to the expenditures on the construction of the York Property. These assets will be depreciated when they are put into use.

NOTE-H  CREDIT ARRANGEMENTS

    Short-term borrowings consist of the following:

                                                                     AS OF
                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
BANK LINES OF CREDIT........................................    $248      $2,076
OTHER SHORT-TERM OBLIGATIONS................................      24          22
                                                                ----      ------
                                                                $272      $2,098
                                                                ====      ======

    BANK LINES OF CREDIT  At December 31, 1999 and 1998, $0.3 million and
$2.1 million, respectively, were outstanding under domestic and foreign lines of credit at weighted average annual interest rates of 4.00% and 3.97%, respectively.

    COMMERCIAL PAPER The Company may issue up to $300 million in notes under its U.S. commercial paper program. At December 31, 1999 and 1998 there were no outstanding commercial paper borrowings. The notes do not bear interest but are issued at a discount, which is negotiated by the Company and purchaser prior to each issuance.

    BANK CREDIT FACILITIES During the first quarter of 2000, the Company entered into an amended and restated Bank Credit Agreement (the "Credit Agreement") with its existing banking group, replacing its former Bank Credit Agreement dated July 11, 1996. The Credit Agreement is maintained to support the Company's commercial paper program and is available for general corporate purposes. The amount available for borrowings under the Credit Agreement is reduced by the outstanding commercial paper. Under the Credit Agreement, the Company has up to $300 million of committed senior secured financing with an international syndicate of banks arranged through Chase Manhattan Bank available through July 11, 2001. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. Borrowings under the Credit Agreement are permitted in either U.S. dollars or pounds sterling. Interest rates on borrowings under the Credit Agreement are determined on a pricing matrix based on the Company's long-term debt rating assigned by Standard and Poor's Ratings Group and Moody's Investors Services. The Company incurred arrangement and amendment fees of $4.1 million, which will be amortized over the expected term of the

                            SOTHEBY'S HOLDINGS, INC.

NOTE-H  CREDIT ARRANGEMENTS (CONTINUED)
commitment. Commitment fees are determined on a similar pricing matrix based on the Company's long-term debt rating and charged quarterly in arrears. Commitment fees charged under the Company's prior credit agreement totaled $0.3 million in each of the years ended December 31, 1999, 1998 and 1997, respectively. The Credit Agreement contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and interest coverage ratio (as defined) and to limit dividend payments. The Company had no outstanding borrowings under these facilities at December 31, 1999 and 1998.

    SENIOR UNSECURED DEBT In February 1999, the Company issued a tranche of long-term debt securities, pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year notes have an effective interest rate of 6.98% payable semi-annually in February and August. The notes have covenants that impose limitations on the Company for placing liens on property and entering into certain sales-leaseback transactions. The Company was in compliance with these covenants at December 31, 1999. If and to the extent and only for so long as such obligations are required to be secured pursuant to the Trust Indenture under which the notes were issued, the obligations thereunder will be equally and ratably secured with certain specified indebtedness under the Credit Agreement.

    Interest paid on borrowings, net of capitalized interest, totaled
$3.9 million, $9.3 million and $5.5 million in the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE-I  INCOME TAXES

    The significant components of income tax expense attributed to continuing operations consist of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (THOUSANDS OF DOLLARS)
INCOME BEFORE TAXES
  Domestic..................................................  $26,423    $65,963    $19,514
  Foreign...................................................   25,727      7,850     44,943
                                                              -------    -------    -------
  Total.....................................................  $52,150    $73,813    $64,457
                                                              -------    -------    -------
INCOME TAXES CURRENT
  Federal...................................................  $ 1,546    $17,876    $ 7,136
  State and local...........................................    1,098     13,009      3,824
  Foreign...................................................    8,283      7,872     15,220
                                                              -------    -------    -------
                                                               10,927     38,757     26,180
                                                              -------    -------    -------
INCOME TAXES DEFERRED
  Federal and State.........................................  $ 7,478    $(6,887)   $(3,426)
  Foreign...................................................      891     (3,082)     1,095
                                                              -------    -------    -------
                                                                8,369     (9,969)    (2,331)
                                                              -------    -------    -------
  Total.....................................................  $19,296    $28,788    $23,849
                                                              =======    =======    =======

                            SOTHEBY'S HOLDINGS, INC.

NOTE-I  INCOME TAXES (CONTINUED)
    The components of deferred income tax assets and liabilities are disclosed below:

                                                               AS OF DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
DEFERRED TAX ASSETS
  Asset provisions and accrued liabilities..................  $15,622    $16,633
  Tax loss and credit carryforwards.........................    9,199      8,595
                                                              -------    -------
                                                               24,821     25,228
  Valuation allowance.......................................   (4,068)    (3,389)
                                                              -------    -------
  Total.....................................................  $20,753    $21,839
                                                              -------    -------
DEFERRED TAX LIABILITIES
  Basis difference in partnership assets....................  $11,998    $12,507
  Difference between book and tax basis of depreciable
    amortizable assets......................................    4,895       (718)
                                                              -------    -------
  Total.....................................................  $16,893    $11,789
                                                              =======    =======

    At December 31, 1999, the Company has tax loss and credit carryforwards of $9.2 million, having expiration dates ranging from 2002 to 2009. The Company provided a valuation allowance for certain foreign losses and tax credit carryforwards of $4.1 million and $3.4 million at December 31, 1999 and 1998, respectively. The valuation allowance increased (decreased) by $0.7 million and ($3.1) million at December 31, 1999 and 1998, respectively. The change in the valuation allowance in 1999 compared to 1998 resulted from management's evaluation of the utilization of U.S. and certain foreign operating loss and credit carryforwards.

    The effective tax rate varied from the statutory rate as follows:

                                                                         YEAR ENDED
                                                                        DECEMBER 31
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
STATUTORY FEDERAL INCOME TAX RATE...........................    35.0%       35.0%       35.0%
STATE AND LOCAL TAXES, NET OF FEDERAL TAX BENEFIT...........     5.4         5.7         3.9
FOREIGN TAXES AT RATES (LESS) GREATER THAN U.S. RATES.......    (2.0)        0.8        (0.3)
TAXABLE FOREIGN SOURCE INCOME...............................    (5.6)       (4.8)       (2.5)
EFFECT OF OPERATING LOSSES AND TAX CREDITS..................     3.1         2.0         1.2
OTHER.......................................................     1.1         0.3        (0.3)
                                                                ----        ----        ----
EFFECTIVE INCOME TAX RATE...................................    37.0%       39.0%       37.0%
                                                                ====        ====        ====

    Undistributed earnings of foreign subsidiaries included in consolidated retained earnings at December 31, 1999 and 1998 amounted to $41.2 million and $38.0 million, respectively. Such amounts are considered to be reinvested indefinitely or will be distributed from income that would not incur a significant tax consequence and, therefore, no provision has been made for taxes that would be payable upon distribution of these earnings.

                            SOTHEBY'S HOLDINGS, INC.

NOTE-I  INCOME TAXES (CONTINUED)
    Total income tax payments, net of refunds, during 1999, 1998 and 1997 were $22.0 million, $25.4 million and $24.2 million respectively.

    The related tax (benefit) expense for the years ended December 31, 1999, 1998 and 1997 related to the foreign currency translation adjustment included in other comprehensive income was approximately ($2.2) million, $0.1 million and ($2.3) million, respectively.

NOTE-J  LEASE COMMITMENTS

    The Company conducts its business on premises leased in various locations under long-term operating leases expiring through 2060. Net rental payments under operating leases amounted to $16.8 million, $15.5 million and $13.1 million, respectively for the years ended December 31, 1999, 1998 and 1997.

    Future minimum lease payments under noncancelable operating leases in effect at December 31, 1999 are as follows:

                                                             (THOUSANDS OF
                                                                DOLLARS)
2000......................................................      $ 14,538
2001......................................................        12,099
2002......................................................        10,910
2003......................................................        10,017
2004......................................................         8,537
THEREAFTER................................................        63,008
                                                                --------
TOTAL FUTURE MINIMUM LEASE PAYMENTS.......................      $119,109
                                                                ========

    The future minimum lease payments have not been reduced by minimum sublease rental of $12.9 million due in the future under noncancelable subleases.

    In addition to the above rentals, under the terms of certain of the leases, the Company pays real estate taxes, utility costs and other increases based on a price-level index.

    The Company also has approximately $0.7 million in capital lease obligations of which a significant amount will be paid in 2000.

NOTE-K  SHAREHOLDERS' EQUITY

    COMMON STOCK Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. Both classes of common stock share equally in cash dividend distributions, if any. The Class A Common Stock is traded on stock exchanges in both the U.S. and the U.K.

    On July 23, 1999, Amazon.com, Inc. purchased one million of newly issued shares of the Company's Class A Common Stock at $35.44 per share, and purchased for $10 million a three year warrant to purchase an additional one million shares at $100 per share.

    PREFERRED STOCK In addition to Class A and B Common Stock outstanding, the Company has the authority to issue 50,000,000 shares of Preferred Stock, no par value. No such shares were issued and outstanding at December 31, 1999 and 1998.

                            SOTHEBY'S HOLDINGS, INC.

NOTE-K  SHAREHOLDERS' EQUITY (CONTINUED)
    STOCK OPTION PLANS At December 31, 1999, the Company has reserved 9,125,000 shares of Class B Common Stock for future issuance in connection with the 1987 Stock Option Plan and the 1997 Stock Option Plan ("the Plan"). The Plan succeeded the 1987 Stock Option Plan.

    Pursuant to both stock option plans, options are granted with an exercise price equal to or greater than fair market value at the date of grant. Pursuant to the 1987 Stock Option Plan, options granted through September 1992 vest and become exercisable ratably during each of the fourth, fifth and sixth years after the date of grant. For options granted subsequent to September 1992 and through December 31, 1996, pursuant to the 1987 Stock Option Plan, and for options granted subsequent to January 1997, pursuant to the Plan, options vest and become exercisable ratably in each of the second, third, fourth, fifth and sixth years after the date of grant (except in the U.K. where options vest three-fifths in the fourth year and one-fifth in each of the fifth and sixth years after the date of grant). The options are exercisable into shares of Class B Common Stock, which are authorized but unissued shares. The shares of Class B Common Stock issued upon exercise are freely convertible into an equivalent number of shares of Class A Common Stock.

    At December 31, 1999, there were outstanding options under the Plan and the 1987 Stock Option Plan for the purchase of 9,198,593 shares, at prices ranging from $10.87 to $42.63 per share. Stock option transactions during 1999, 1998 and 1997 are summarized as follows (shares in thousands):

                                                                  OPTIONS OUTSTANDING
                                                --------------------------------------------------------
                                                    SHARES
                                                 RESERVED FOR
                                                ISSUANCE UNDER                               WEIGHTED
                                                   THE PLAN       SHARES       PRICES      AVERAGE PRICE
                                                --------------   --------   ------------   -------------
INITIAL GRANT SEPTEMBER 1, 1987...............       12,507        7,628           $1.50      $ 1.50
                                                    -------       ------    ------------      ------
BALANCE AT JANUARY 1, 1997....................        8,397        5,775    $ 1.50-22.62      $12.86
  OPTIONS EXPIRED--1987 OPTION PLAN...........       (2,169)
INITIAL GRANT JANUARY 1, 1997 FOR THE PLAN....        6,000
  Options granted.............................                     2,279    $15.75-18.94      $17.72
  Options canceled............................                      (237)   $10.87-17.13      $13.64
  Options Exercised...........................       (1,121)      (1,121)   $ 1.50-18.00      $10.23
                                                    -------       ------    ------------      ------
BALANCE AT DECEMBER 31, 1997..................       11,107        6,696    $ 3.50-22.62      $14.92
  Options granted.............................                     3,037    $20.06-24.25      $22.67
  Options canceled............................                      (508)   $10.87-22.62      $16.61
  Options exercised...........................       (1,329)      (1,329)   $ 3.50-18.69      $13.19
                                                    -------       ------    ------------      ------
BALANCE AT DECEMBER 31, 1998..................        9,778        7,896    $10.87-24.25      $17.84
  Options granted.............................                     2,033    $25.63-42.63      $36.76
  Options canceled............................                       (77)   $10.87-37.94      $23.72
  Options exercised...........................         (653)        (653)   $10.87-24.25      $14.45
                                                    -------       ------    ------------      ------
BALANCE AT DECEMBER 31, 1999..................        9,125        9,199    $10.87-42.63      $21.94
                                                    =======       ======    ============      ======

                            SOTHEBY'S HOLDINGS, INC.

NOTE-K  SHAREHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about options outstanding at December 31, 1999 (shares in thousands):

                                                       OPTIONS OUTSTANDING
                                                ---------------------------------       OPTIONS EXERCISABLE
                                                    WEIGHTED                        ---------------------------
                                  OUTSTANDING   AVERAGE REMAINING     WEIGHTED      EXERCISABLE     WEIGHTED
RANGE OF PRICES                   AT 12/31/99   CONTRACTUAL LIFE    AVERAGE PRICE   AT 12/31/99   AVERAGE PRICE
---------------                   -----------   -----------------   -------------   -----------   -------------
$7.01-14.00.....................     1,406      3.9 years              $12.17          1,223         $12.36
$14.01-21.00....................     3,978      7.0 years              $18.03          1,624         $17.36
$21.01-28.00....................     2,125      8.9 years              $24.35            362         $24.16
$28.01-35.00....................       585      9.7 years              $33.05             --             --
$35.01-42.00....................     1,088      9.3 years              $37.85            127         $37.94
$42.01-42.63....................        17      9.3 years              $42.40             --             --
                                     -----                                            ------         ------
                                     9,199                                             3,336         $17.05
                                     =====                                            ======         ======

    The weighted average fair value per share of options granted during the years ended December 31, 1999, 1998 and 1997 was $5.05, $7.36 and $6.47,
respectively. At December 31, 1998 and 1997, 2,422,700 and 2,492,455 options were exercisable at a weighted average exercise price of $14.31 and $13.57, respectively.

    In February 2000, the Company approved an additional grant of 4,390,000 options pursuant to the Plan. See Note N.

    PERFORMANCE SHARE PURCHASE PLAN At December 31, 1999, the Company had reserved 2,000,000 shares of Class B Common Stock for issuance in connection with the Performance Share Purchase Plan (the "Performance Plan"). At
December 31, 1999, 658,000 options were outstanding under the Performance Plan.

    The following table summarizes information about options outstanding at December 31, 1999 under the Performance Plan:

                                                                                        WEIGHTED
OPTIONS OUTSTANDING                                            SHARES      PRICES     AVERAGE PRICE
-------------------                                           --------   ----------   -------------
INITIAL GRANT FEBRUARY 1996 AND BALANCE AT DECEMBER 31,
  1996......................................................  215,000    $     3.69       $3.69
  Options granted...........................................  271,500    $     4.29       $4.29
  Options canceled..........................................  (56,000)   $3.69-4.29       $4.02
                                                              -------    ----------       -----
BALANCE AT DECEMBER 31, 1997................................  430,500    $3.69-4.29       $4.03
  Options granted...........................................  315,000    $     5.03       $5.03
  Options canceled..........................................  (50,000)   $3.69-4.29       $3.99
                                                              -------    ----------       -----
BALANCE AT DECEMBER 31, 1998................................  695,500    $3.69-5.03       $4.48
  Options canceled..........................................  (12,500)   $4.29-5.03       $4.59
  Options exercised.........................................  (25,000)   $     3.69       $3.69
                                                              -------    ----------       -----
BALANCE AT DECEMBER 31, 1999................................  658,000    $3.69-5.03       $4.52
                                                              =======    ==========       =====

                            SOTHEBY'S HOLDINGS, INC.

NOTE-K  SHAREHOLDERS' EQUITY (CONTINUED)
    Options granted under the Performance Plan will be exercisable upon the fulfillment of certain performance criteria, based on the Company's earnings per share or return on equity, or both, as determined by the Compensation Committee of the Board of Directors or the Section 162(m) Subcommittee thereof, as applicable, as well as fulfillment of time vesting requirements. The options, which generally have a three-year performance period, time vest regardless of achieving the performance goal, in one third increments on each of the third, fourth and fifth anniversaries of the date of grant. If the performance goal has been achieved at the time these options begin time vesting, the options will become exercisable when the time vesting requirement is met. If the performance goal has not been achieved by the end of the performance period, the options will not become exercisable upon vesting. Rather, the designated performance goal will automatically be adjusted and the performance period will be extended one year. Upon achievement of the adjusted performance goal, the options will be exercisable to the extent they have time vested. If the adjusted performance goal is not achieved by the end of the fifth year after the date of grant, the options will expire. During the term of each Performance Plan option, the option accrues dividend equivalents which are payable to the option holder when the option becomes exercisable. During 1997, the Audit and Compensation Committee approved an acceleration of the time vesting for options granted during 1996 and 1997. These options will time vest on the third anniversary of the date of the grant, provided that the performance goal is achieved. The performance goal for the 1996 grant was achieved and the options became exercisable on January 31, 1999.

    Pursuant to the Performance Plan, options are granted with an exercise price equal to at least 25% of the fair market value of the Class B Common Stock at the date of grant.

    During 1999, the Company's management determined that fulfillment of the financial performance criteria for the 1997 and 1998 grants (necessary for these options to ultimately become exercisable under the terms of the plan) are not likely to be achieved, even on an adjusted basis as described above. Accordingly, the Company recorded a reduction of accrued compensation cost of approximately $5.9 million previously expensed for its 1997 and 1998 Performance Share Purchase Plan option grants. The Company recognized compensation expense of $9.0 million and $1.3 million in 1998 and 1997 respectively, relating to the Performance Plan.

    The weighted average fair value per share of options granted during 1998 and 1997 was $14.02 and $11.99 respectively.

    PRO FORMA DISCLOSURE OF THE COMPENSATION COST FOR STOCK OPTION PLANS As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to measure stock-based compensation using the intrinsic value approach under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria.

    Had compensation cost for the Plan and the Performance Plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123,

                            SOTHEBY'S HOLDINGS, INC.

NOTE-K SHAREHOLDERS' EQUITY (CONTINUED) the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
NET INCOME--AS REPORTED.....................................  $32,854    $45,025    $40,608
NET INCOME--PRO FORMA.......................................  $19,410    $42,704    $38,044
BASIC EARNINGS PER SHARE--AS REPORTED.......................  $  0.57    $  0.79    $  0.73
DILUTED EARNINGS PER SHARE--AS REPORTED.....................  $  0.56    $  0.79    $  0.72
BASIC EARNINGS PER SHARE--PRO FORMA.........................  $  0.33    $  0.75    $  0.68
DILUTED EARNINGS PER SHARE--PRO FORMA.......................  $  0.33    $  0.75    $  0.68

    The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in SFAS No.123 had not been applied to options granted prior to January 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants prior to 1999: dividend yield of 2.1%; expected volatility of 30%; risk-free rate of return of 6%; and expected life of
7.5 years. For 1999, the following weighted average assumptions used were: dividend yield of 1.0%; expected volatility of 35%; risk-free rate of return of 5.4% and expected life of 7.5 years. The compensation cost generated by the Black-Scholes model may not be indicative of the future benefit received by the option holder.

    STOCK COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS Effective April 30, 1998, the Company amended the Director Stock Ownership Plan. At December 31, 1999, the Company has reserved 145,910 shares of Class A Common Stock for issuance in connection with the Stock Compensation Plan for Non-employee Directors (the "Plan"). During 1999 and 1998, 15,255 and 15,255 shares, respectively, were issued to non-employee directors under the Plan. During 1998 and 1997, 3,690, and 15,390 shares, respectively were issued to non-employee directors under the Director Stock Ownership Plan.

    STOCK REPURCHASE PROGRAMS In June of 1996, the Company authorized an increase in the number of shares of its outstanding Class A Common Stock to be acquired under the November 30, 1995 stock repurchase program from 1 million shares to 4 million shares. As of December 31, 1999, 2.5 million shares had been repurchased under this program. There were no repurchases of stock in 1999 and 1998.

NOTE-L  PENSION ARRANGEMENTS

    The Company has a U.S. defined contribution plan (the "Retirement Savings Plan") that covers employees after 90 days of service. The Company contributes 2% of each participant's compensation to the plan. In addition, participants may elect to contribute between 2% and 12% of their compensation, up to the maximum amount allowable under IRS regulations, on a pre-tax basis. Employee savings are matched by a Company contribution of up to an additional 6% of the participant's compensation. The Company's contributions amounted to $3.7 million, $2.7 million and $2.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                            SOTHEBY'S HOLDINGS, INC.

NOTE-L  PENSION ARRANGEMENTS (CONTINUED)

    The Company has an unfunded Benefits Equalization Plan ("BEP"). The BEP provides for certain officers eligible for the Retirement Savings Plan who are affected by limitations imposed by IRS regulations. Such officers may enter into agreements pursuant to which their salaries will be reduced and the Company will maintain accounts on their behalf in the amount of the difference between the aggregate amount of contributions that would have been made to the Retirement Savings Plan in the absence of the limitations, and the aggregate amount of contributions actually made to the Retirement Savings Plan. Employee savings are matched by a Company contribution of up to an additional 6%. The participant deferrals earn interest at a rate equal to 3.3% above the 10 year U.S. Treasury Bond rate. As of December 31, 1999 and 1998, the total unfunded liability of the BEP was $9.4 and $7.0 million respectively, and is included in other liabilities. The Company's contributions amounted to $0.9, $0.6 and $0.5 million for the years ended December 31, 1999, 1998 and 1997 respectively.

    The Company also contributes to a defined benefit pension plan covering substantially all employees in the U.K. on an annual basis.

    The following disclosure related to the defined benefit pension plan is in accordance with the provisions of SFAS No. 132 (see NOTE B).

THE CHANGE IN THE PROJECTED BENEFIT OBLIGATION ("PBO") IS AS FOLLOWS:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
PBO at beginning of year....................................  $104,259   $ 97,400
Service Cost................................................     5,118      4,891
Interest Cost...............................................     6,554      6,767
Employee contributions......................................       794        818
Actuarial loss..............................................    (1,825)    (3,746)
Benefits paid...............................................    (2,231)    (2,161)
Foreign currency exchange rate changes......................    (2,411)       290
                                                              --------   --------
PBO at end of year..........................................  $110,258   $104,259
                                                              ========   ========

                            SOTHEBY'S HOLDINGS, INC.

NOTE-L  PENSION ARRANGEMENTS (CONTINUED)
    The change in the plan assets, the funded status and the amounts recognized in the Consolidated Balance Sheets are as follows:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Fair value of plan assets at beginning of year..............  $137,436   $142,023
Actual return (loss) on plan assets.........................    25,950     (4,658)
Employer contributions......................................     1,456        983
Employee contributions......................................       794        818
Benefits paid...............................................    (2,231)    (2,161)
Foreign currency exchange rate changes......................    (3,196)       431
                                                              --------   --------
Fair value of plan assets at end of year....................  $160,209   $137,436
                                                              --------   --------

Funded status...............................................  $ 49,951   $ 33,178
Unrecognized transitional asset.............................    (1,451)    (1,973)
Unrecognized prior service cost.............................     2,222      2,571
Unrecognized actuarial gain.................................   (38,835)   (24,435)
                                                              --------   --------
Prepaid pension cost recorded in the consolidated balance
  sheet.....................................................  $ 11,887   $  9,341
                                                              ========   ========

    The components of net pension benefit are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Service cost................................................  $  5,118   $  4,891   $ 3,656
Interest cost...............................................     6,554      6,767     6,568
Expected return on plan assets..............................   (11,985)   (11,129)   (9,510)
Amortization of prior service cost..........................       297        304       285
Amortization of actuarial loss..............................      (812)    (2,007)   (1,447)
Amortization of transition asset............................      (481)      (493)     (493)
                                                              --------   --------   -------
Net pension benefit.........................................  $ (1,309)  $ (1,667)  $  (941)
                                                              ========   ========   =======

    The weighted average discount rate used in determining actuarial values for the U.K. pension plan was 6.5% in 1999 and 1998, the increase in future compensation levels was 5.0% in 1999 and 1998, and the expected weighted average long-term rate of return on plan assets was 9.0% in 1999 and 1998.

NOTE-M  RELATED PARTY TRANSACTIONS

    Prior to December 1995, the Company had a loan program whereby the Company would directly lend money to certain officers and staff for a term of 15 years to purchase a residence under notes bearing interest at an annual rate equal to 1 to 2 percentage points below the prime rate. Outstanding direct loans amounted to $0.1 million at December 31, 1999 and 1998. In December 1995, the majority of the loans under this program were refinanced and replaced by a bank loan program providing comparable loan terms and interest rates. All repayment obligations under this bank loan program are guaranteed by the Company. This program is available to employees at the Chief Executive Officer's discretion. For loans

                            SOTHEBY'S HOLDINGS, INC.

NOTE-M RELATED PARTY TRANSACTIONS (CONTINUED) under this program exceeding $0.4 million, the approval of either the Compensation Committee or Executive Committee of the Board of Directors is required. All loans are repayable when an employee leaves the Company. The amount of guarantees outstanding was $4.8 million at December 31, 1999. In December 1999, the Company loaned a total of $1.6 million to two employees on an unsecured, short-term basis bearing interest at approximately the prime rate. As of February 11, 2000, $1.5 million of these loans had been repaid. See Note N for additional related party disclosure.

NOTE-N  COMMITMENTS AND CONTINGENCIES

    COMMITMENTS The capital expenditures relating to the construction of the York Property are currently estimated to be in the range of $151.0 million. As of February 24, 2000, the Company had financial commitments in relation to this project of approximately $22.8 million.

    During the first quarter of 2000, the Compensation Committee of the Board of Directors approved a special grant of 3 million stock options under the terms of the 1997 Stock Option Plan in addition to the normal annual grant (See Note K), approved a cash award pool of up to $7 million and considered a number of other incentives, for the retention of certain key employees. The cash awards will be paid only upon the fulfillment of full-time employment through a future date to be determined which should be no earlier than December 1, 2001.

    LEGAL ACTIONS The Company, in the normal course of business, is a defendant in various legal actions.

    In May 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation has reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions. The Company has recently met with the Department of Justice in order to discuss a prompt and appropriate resolution of this investigation. The European Commission has also recently commenced an inquiry, and the Australian Competition Commission an investigation, regarding commissions charged by the Company and Christie's for auction services.

    A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints have been filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And, a number of shareholder derivative suits have been filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. Although the outcome of the investigation by the Department of Justice, other governmental inquiries and investigations and these various lawsuits cannot presently be determined, any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations. The amount of any such loss is not currently estimatable.

    LENDING AND OTHER CONTINGENCIES The Company enters into legal binding arrangements to lend, on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $20.0 million and $84.0 million at December 31, 1999 and 1998, respectively.

                            SOTHEBY'S HOLDINGS, INC.

NOTE-N  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has a bank loan guarantee program available to certain employees at the Chief Executive Officer's discretion whereby the employee borrows directly from a bank on a demand note basis and pays an annual interest rate equal to the prime rate. All of the repayment obligations of the employee are guaranteed by the Company and repayable when an employee leaves the Company. These obligations totaled $0.6 million at December 31, 1999.

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. At December 31, 1999, the Company had no outstanding guarantees. At February 24, 2000, the Company had outstanding guarantees totaling approximately $6.8 million, which covers auction property having a mid-estimate sales price of approximately $8.4 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction.

    In the opinion of management, the commitments and contingencies described above and in Note J currently are not expected to have a material adverse effect on the Company's financial statements, with the possible exception of the investigation by the Department of Justice, other governmental investigations and inquiries, and related civil lawsuits, as any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations.

NOTE-O  NON-RECURRING CHARGES

    In 1998, the Company recorded a non-recurring charge of $15.2 million relating to the construction of the York Property, as defined in Note G. Approximately $14.1 million of this amount is a non-cash charge resulting from the impairment of existing leasehold improvements and related furniture and fixtures. The remaining amount of approximately $1.1 million is a provision resulting from the cost of future rental obligations on rental space in New York City that will be abandoned as part of the Company's plan to consolidate many of its operations in New York City. As of December 31, 1999 and 1998, the Company has recorded in other liabilities in the Consolidated Balance Sheet, approximately $1.1 million related to these future obligations, which will be paid out starting approximately October, 2000 through September, 2003.

    In early 1997, a television program aired in the U.K. and a related book was published both of which contain certain allegations of improper or illegal conduct by current and former employees of the Company. In response to these allegations, the Board of Directors in February 1997 established a committee of independent directors to review the issues raised by the book and related matters. The Independent Review Committee retained outside independent counsel in the U.S. and the U.K. to assist and advise the Committee in its review. The Company's management also conducted its own internal review. Both reviews were completed in 1997. In 1997, the Company incurred $11.7 million of non-recurring charges that consisted primarily of legal and other professional fees associated with the Board of Directors' Independent Review Committee. The Company does not expect to incur any additional material expenses in relation to this matter. These charges were paid in full as of December 31, 1999.

                            SOTHEBY'S HOLDINGS, INC.

NOTE-P  ACQUISITIONS

    In January 1999, the Company's Real Estate segment (Note C) acquired Teton Shadows Realty, Inc., a real estate brokerage firm in Jackson Hole, Wyoming. This acquisition has been accounted for as a purchase and did not have a material effect on the Company's financial statements, thus pro-forma results of operations have not been included herein.

    In June, 1998, the Company's Real Estate segment acquired Christopher Webster Real Estate of Sante Fe, Inc., a real estate brokerage firm in Sante Fe, New Mexico. In October, 1998, the Company's Auction segment acquired Davis and Co., a wine auctioneer in Chicago, Illinois. Both of these acquisitions have been accounted for as a purchase. These acquisitions did not have a material effect on the Company's financial statements, thus pro-forma results of operations have not been included herein.

    In March 1997, the Company acquired Braverman, Newbold and Brennan, a real estate brokerage firm in Southampton, New York. In July 1997, the Company acquired Leslie Hindman Auctioneers, an auction house in Chicago, IL. Both of these acquisitions have been accounted for as a purchase. These acquisitions did not have a material effect on the Company's financial statements, thus pro-forma results of operations have not been included herein.

NOTE-Q  QUARTERLY RESULTS (UNAUDITED)

                                                           FIRST      SECOND       THIRD       FOURTH
                                                         ---------   ---------   ---------   -----------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
1999
Auction sales..........................................  $235,673    $799,647    $129,492    $1,093,940
Auction and related revenues...........................  $ 51,665    $131,694    $ 32,677    $  174,065
Other revenues.........................................    11,537      14,315      12,598        14,034
                                                         --------    --------    --------    ----------
Total revenues.........................................    63,202     146,009      45,275       188,099
                                                         --------    --------    --------    ----------
Operating income (loss) before non-recurring charges...   (14,611)     50,999     (37,953)       55,738
Operating income (loss) after non-recurring charges....   (14,611)     50,999     (37,953)       55,738
Net income (loss)......................................  $ (9,526)   $ 31,697    $(23,757)   $   34,440
Basic earnings (loss) per share........................  $  (0.17)   $   0.55    $  (0.41)   $     0.59
Diluted earnings (loss) per share......................  $  (0.17)   $   0.53    $  (0.41)   $     0.57
                                                         --------    --------    --------    ----------

                                                             FIRST      SECOND       THIRD      FOURTH
                                                           ---------   ---------   ---------   ---------
                                                           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
1998
Auction sales............................................  $251,805    $715,770    $157,691    $814,447
Auction and related revenues.............................  $ 55,266    $129,916    $ 34,478    $147,544
Other revenues...........................................    13,057      16,900      16,810      33,081
                                                           --------    --------    --------    --------
Total revenues...........................................    68,323     146,816      51,288     180,625
                                                           --------    --------    --------    --------
Operating income (loss) before non-recurring charges.....    (7,769)     55,009     (15,167)     63,905
Operating income (loss) after non-recurring charges......    (7,769)     55,009     (30,367)     63,905
Net income (loss)........................................  $ (6,283)   $ 33,562    $(20,792)   $ 38,538
Basic earnings (loss) per share..........................  $  (0.11)   $   0.59    $  (0.37)   $   0.68
Diluted earnings (loss) per share........................  $  (0.11)   $   0.59    $  (0.37)   $   0.66
                                                           --------    --------    --------    --------

                              REPORT OF MANAGEMENT

    The Company's consolidated financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's best estimates and judgments.

    Management is further responsible for maintaining systems of internal control and related policies and procedures designed to provide reasonable assurance that assets are adequately safeguarded and that the accounting records reflect transactions executed in accordance with management's authorization.

/s/ WILLIAM F. RUPRECHT      /s/ WILLIAM S. SHERIDAN      /s/ JOSEPH A. DOMONKOS
--------------------------   --------------------------   --------------------------
William F. Ruprecht          William S. Sheridan          Joseph A. Domonkos
  President and              Senior Vice President and    Senior Vice President,
  Chief Executive Officer    Chief Financial Officer      Controller and Chief
                                                          Accounting Officer

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee (the "Committee") of the Board of Directors consisted of four independent directors. Information as to these persons, as well as the scope of duties of the Committee, is provided in the Proxy Statement. During 1999, the Committee met four times and reviewed with Deloitte & Touche LLP, the Director of the Internal Audit Department and management the various audit activities and plans, together with the results of selected internal audits. The Committee also reviewed the reporting of consolidated financial results and the adequacy of internal controls. The Committee recommended the appointment of Deloitte & Touche LLP to the Board of Directors. The Director of the Internal Audit Department and Deloitte & Touche LLP met privately with the Committee on occasion to encourage confidential discussion as to any auditing matters.

/s/ MICHAEL BLAKENHAM
------------------------
Michael Blakenham
Chairman, Audit Committee

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information required by this item is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2000 (the "Proxy Statement") under the captions "Election of Directors" and "Management-Executive Officers." In addition, A. Alfred Taubman and Diana D. Brooks presently serve as directors of the Company, but are not standing for reelection as directors at the Company's 2000 annual meeting.
Mr. Taubman, age 75, served as Chairman of the Company from 1983 until his resignation in February 2000. He is Chairman of Taubman Centers, Inc., a company engaged in the regional retail shopping center business. Mr. Taubman also serves as a director of Hollinger International Inc., a publisher of newspapers.
Mrs. Brooks, age 49, served as President and Chief Executive Officer of the Company from April 1994 until her resignation in February 2000.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
       AND REPORTS ON FORM 8-K.

      14(a)(1)          The following consolidated financial statements of Sotheby's
                        Holdings, Inc. and subsidiaries, are contained in Item 8:
                        Consolidated Statements of Income-Years ended December 31,
                        1999, 1998 and 1997; Consolidated Balance Sheets-December
                        31, 1999, 1998 and 1997; Consolidated Statements of Cash
                        Flows-Years ended December 31, 1999, 1998 and 1997;
                        Consolidated Statement of Changes in Shareholders'
                        Equity-Years ended December 31, 1999, 1998 and 1997; Notes to Consolidated Financial Statements-December 31, 1999.

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

          3(b) Restated By-Laws of Sotheby's Holdings, Inc., as amended, through February 24, 2000.

          4(a)          See Exhibits 3(a) and 3(b).

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

         10(e)          Lease, dated as of July 25, 1979, among The Benenson Capital
                        Company, Lawrence A. Benenson, Raymond E. Benenson
                        (collectively, "Benenson") to Sotheby Parke Bernet Inc., and amendments thereto, all relating to 1334 York Avenue, New
                        York, New York (the "York Avenue Property"), incorporated by reference to Exhibit 10(g) to Registration Statement No.
                        33-17667, SEC File No. 1-9750, on file at the Washington
                        D.C. office of the Securities and Exchange Commission
                        ("Registration Statement No. 33-17667").

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

         10(l)          Agreement of Sale and Purchase, dated as of September 9,
                        1999, between Benenson and York Avenue Development, Inc., for the York Property.

         10(m)          Assignment and Assumption of Agreement of Sale and Purchase,
                        dated as of September 9, 1999, between York Avenue
                        Development, Inc. and Sotheby's, Inc.

         10(n)          Guaranty, dated September 9, 1999, made by Sotheby's
                        Holdings, Inc. in favor of Benenson.

        10(o)*          Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated by reference to Exhibit 10(t) to Registration Statement No.
                        33-17667.

        10(p)*          Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994 incorporated by
                        reference to Exhibit 10(o) to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1994 (the "1994
                        Form 10-K").

        10(q)* Sotheby's Holdings, Inc. Performance Share Purchase Plan, incorporated by reference to Exhibit 10(a) to the Second
                        Quarter Form 10-Q for 1996.

        10(r)*          Sotheby's Holdings, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 10(b) to the Second Quarter
                        Form 10-Q for 1996.

        10(s)*          First Amendment to Sotheby's Holdings, Inc. 1997 Stock
                        Option Plan, dated September 30, 1997, and effective as of December 12, 1997, incorporated by reference to Exhibit
                        10(o) of the 1997 Form 10-K.

        10(t)*          Second Amendment to Sotheby's Holdings, Inc. 1997 Stock
                        Option Plan, dated October 29, 1998.

        10(u)*          Third Amendment to Sotheby's Holdings, Inc. 1997 Stock
                        Option Plan, incorporated herein by reference to Exhibit
                        10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

         10(v)          Agreement of Partnership of Acquavella Modern Art, dated May
                        29, 1990, between Sotheby's Nevada, Inc. and Acquavella
                        Contemporary Art, Inc., incorporated herein by reference to
                        Exhibit 10(b) to the Form 8-K, filed on June 7, 1990, SEC,
                        File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

        10(w)*          Amended and Restated Sotheby's Holdings, Inc. Director Stock
                        Ownership Plan, incorporated herein by reference to Exhibit
                        10(v) to the 1996 Form 10-K.

        10(x)*          Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for
                        Non-Employee Directors, dated as of March 3, 1998, incorporated herein by reference to Exhibit 10(u) to the 1998 Form 10-K.

         10(y)          Amendment, dated as of April 19, 1991, between The Benenson
                        Capital Company, Lawrence A. Benenson and Raymond E.
                        Benenson and York Avenue Development, Inc. to Amendment to
                        Option Agreement and to Related Agreements, incorporated
                        herein by reference to Exhibit 10(kk) to the Company's
                        Annual Report on Form 10-K, for the year ended December 31,
                        1991, SEC File No. 1-9750, on file at the Washington D.C.
                        office of the Securities and Exchange Commission.

         10(z)          Amended and Restated Credit Agreement, dated as of
                        March 10, 2000, among Sotheby's Holdings, Inc., Sotheby's
                        Inc., Oatshare Limited, Sotheby's, the lenders named therein, and The Chase Manhattan Bank.

          (21)          Subsidiaries of the Registrant

          (23)          Consent of Deloitte & Touche LLP

          (24)          Powers of Attorney

          (27)          Financial Data Schedule

       (14)(b)          Current Reports on Form 8-K: None.

       (14)(c)          The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has
                        been filed with the exhibits.

       (14)(d) The financial statement schedules of the Company listed in response to Item 14(a)(2) are filed pursuant to this Item
                        14(d).

------------------------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of SOTHEBY'S HOLDINGS, INC.:

    We have audited the consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 24, 2000; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
New York, New York
February 24, 2000

                                  SCHEDULE II

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                   COLUMN A                       COLUMN B           COLUMN C            COLUMN D     COLUMN E
-----------------------------------------------  ----------   -----------------------   ----------   ----------
                  DESCRIPTION                    BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS   BALANCE AT
                                                 BEGINNING     COST AND      OTHER                     END OF
                                                 OF PERIOD     EXPENSES     ACCOUNTS                   PERIOD
-----------------------------------------------  ----------   ----------   ----------   ----------   ----------
                                                                     (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the balance sheet
  from the asset to which it applies:
Accounts and notes receivable:
1999 Allowance for doubtful accounts...........    $14,585      $3,476       $1,858       $8,834       $11,085
1998 Allowance for doubtful accounts...........    $10,419      $6,598       $  285       $2,717       $14,585
1997 Allowance for doubtful accounts...........    $10,156      $1,227       $1,811       $2,775       $10,419
Inventory:
1999 Realizable value allowance................    $ 9,422      $1,337       $  186       $1,805       $ 9,140
1998 Realizable value allowance................    $15,726      $1,653       $  855       $8,812       $ 9,422
1997 Realizable value allowance................    $16,799      $1,540       $  262       $2,875       $15,726

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SOTHEBY'S HOLDINGS, INC.

                                                       By:           /s/ WILLIAM F. RUPRECHT
                                                            -----------------------------------------
                                                                       William F. Ruprecht
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       DATE: March 14, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                              TITLE                            DATE
       ---------                              -----                            ----
           *
-----------------------  Chairman of the Board                            March 14, 2000
   Michael I. Sovern

           *
-----------------------  Vice Chairman of the Board                       March 14, 2000
     Max M. Fisher

           *
-----------------------
    The Marquess Of      Deputy Chairman of the Board                     March 14, 2000
      Hartington

    /s/ WILLIAM F.
       RUPRECHT
-----------------------  President, Chief Executive Officer and Director  March 14, 2000
  William F. Ruprecht

           *
-----------------------  Executive Vice President and Director            March 14, 2000
    Robin Woodhead

           *
-----------------------  Executive Vice President and Director            March 14, 2000
    Deborah Zoullas

           *
-----------------------  Director                                         March 14, 2000
     Conrad Black

           *
-----------------------  Director                                         March 14, 2000
   Michael Blakenham

       SIGNATURE                              TITLE                            DATE
       ---------                              -----                            ----
           *
-----------------------  Director                                         March 14, 2000
    Diana D. Brooks

           *
-----------------------  Director                                         March 14, 2000
  Walter J. P. Curley

           *
-----------------------  Director                                         March 14, 2000
    Henry R. Kravis

           *
-----------------------  Director                                         March 14, 2000
    Jeffrey H. Miro

           *
-----------------------
     Sharon Percy        Director                                         March 14, 2000
      Rockefeller

           *
-----------------------  Director                                         March 14, 2000
   A. Alfred Taubman

    /s/ WILLIAM S.
       SHERIDAN          Senior Vice President and Chief Financial
-----------------------    Officer                                        March 14, 2000
  William S. Sheridan

     /s/ JOSEPH A.
       DOMONKOS          Senior Vice President, Controller and Chief
-----------------------    Accounting Officer                             March 14, 2000
  Joseph A. Domonkos

    /s/ WILLIAM S.
       SHERIDAN
-----------------------                                                   March 14, 2000
 *William S. Sheridan
  AS ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
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

          3(b) Restated By-Laws of Sotheby's Holdings, Inc., as amended, through February 24, 2000.

          4(a)          See Exhibits 3(a) and 3(b).

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

         10(e)          Lease, dated as of July 25, 1979, among The Benenson Capital
                        Company, Lawrence A. Benenson, Raymond E. Benenson
                        (collectively, "Benenson") to Sotheby Parke Bernet Inc., and amendments thereto, all relating to 1334 York Avenue, New
                        York, New York (the "York Avenue Property"), incorporated by reference to Exhibit 10(g) to Registration Statement No.
                        33-17667, SEC File No. 1-9750, on file at the Washington
                        D.C. office of the Securities and Exchange Commission
                        ("Registration Statement No. 33-17667").

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

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
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

         10(l)          Agreement of Sale and Purchase, dated as of September 9,
                        1999, between Benenson and York Avenue Development, Inc., for the York Property.

         10(m)          Assignment and Assumption of Agreement of Sale and Purchase,
                        dated as of September 9, 1999, between York Avenue
                        Development, Inc. and Sotheby's, Inc.

         10(n)          Guaranty, dated September 9, 1999, made by Sotheby's
                        Holdings, Inc. in favor of Benenson.

         10(o)*         Sotheby's Inc. 1988 Benefit Equalization Plan, incorporated by reference to Exhibit 10(t) to Registration Statement No.
                        33-17667.

         10(p)*         Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994 incorporated by
                        reference to Exhibit 10(o) to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1994 (the "1994
                        Form 10-K").

         10(q)* Sotheby's Holdings, Inc. Performance Share Purchase Plan, incorporated by reference to Exhibit 10(a) to the Second
                        Quarter Form 10-Q for 1996.

         10(r)*         Sotheby's Holdings, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 10(b) to the Second Quarter
                        Form 10-Q for 1996.

         10(s)*         First Amendment to Sotheby's Holdings, Inc. 1997 Stock
                        Option Plan, dated September 30, 1997, and effective as of December 12, 1997, incorporated by reference to
                        Exhibit 10(o) of the 1997 Form 10-K.

         10(t)*         Second Amendment to Sotheby's Holdings, Inc. 1997 Stock
                        Option Plan, dated October 29, 1998.

         10(u)*         Third Amendment to Sotheby's Holdings, Inc. 1997 Stock
                        Option Plan incorporated by herein by reference to
                        Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998
                        Form 10-K").

         10(v)          Agreement of Partnership of Acquavella Modern Art, dated May
                        29, 1990, between Sotheby's Nevada, Inc. and Acquavella
                        Contemporary Art, Inc., incorporated herein by reference to
                        Exhibit 10(b) to the Form 8-K, filed on June 7, 1990, SEC,
                        File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
         10(w)*         Amended and Restated Sotheby's Holdings, Inc. Director Stock
                        Ownership Plan, incorporated herein by reference to
                        Exhibit 10(u) to the 1998 Form 10-K.

         10(x)*         Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for
                        Non-Employee Directors, dated as of March 3, 1998
                        incorporated herein by reference to Exhibit 10(u) the 1998
                        Form 10-K.

         10(y)          Amendment, dated as of April 19, 1991, between The Benenson
                        Capital Company, Lawrence A. Benenson and Raymond E.
                        Benenson and York Avenue Development, Inc. to Amendment to
                        Option Agreement and to Related Agreements, incorporated
                        herein by reference to Exhibit 10(kk) to the Company's
                        Annual Report on Form 10-K, for the year ended December 31,
                        1991, SEC File No. 1-9750, on file at the Washington D.C.
                        office of the Securities and Exchange Commission.

         10(z)          Amended and Restated Credit Agreement, dated as of
                        March 10, 2000, among Sotheby's Holdings, Inc., Sotheby's
                        Inc., Oatshare Limited, Sotheby's, the lenders named therein, and The Chase Manhattan Bank.

           (21)         Subsidiaries of the Registrant

           (23)         Consent of Deloitte & Touche LLP

           (24)         Powers of Attorney

           (27)         Financial Data Schedule

------------------------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.