Form 10-Q
period 2000-03-31
SOTHEBYS HOLDINGS INC
filed 2000-05-11
CIK 823094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000
Commission File Number 1-9750


                            Sotheby's Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                                           38-2478409
----------------------------------------                     -------------------
    (State or other jurisdiction of                             (IRS Employer
     incorporation or organization)                          Identification No.)


500 North Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                          48304
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:       (248) 646-2400
                                                    ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

As of May 5, 2000, there were outstanding 42,299,065 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,585,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                          INDEX


PART I:     FINANCIAL INFORMATION
-------     ---------------------

                                                                            PAGE

Item 1.     Financial Statements:

            Consolidated Statements of Income for the Three
            Months Ended March 31, 2000 and 1999                               3

            Consolidated Balance Sheets at March 31, 2000,                     4
            December 31, 1999 and March 31, 1999

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999                         5

            Notes to the Consolidated Financial Statements                     6

Item 2.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition                             12

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                       20


PART II:    OTHER INFORMATION


Item 1.     Legal Proceedings                                                 22

Item 6.     Exhibits and Reports on Form 8-K                                  23

SIGNATURE                                                                     24

EXHIBIT INDEX                                                                 25

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                 -------------------------
                                                                   2000             1999
------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES:

Auction and related                                              $ 40,389         $ 51,665
Other                                                              14,381           11,537
------------------------------------------------------------------------------------------
TOTAL REVENUES                                                     54,770           63,202

EXPENSES:

Direct costs of services                                           18,748           13,004
Salaries and related costs                                         42,003           36,168
General and administrative                                         29,598           25,302
Depreciation and amortization                                       6,093            3,339
Special charges                                                     1,808               --
------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                     98,250           77,813
------------------------------------------------------------------------------------------

Operating loss                                                    (43,480)         (14,611)

Interest income                                                     1,183            1,123
Interest expense                                                   (2,895)          (1,442)
Other expense                                                        (257)            (191)
------------------------------------------------------------------------------------------
Loss before taxes                                                 (45,449)         (15,121)

Income tax benefit                                                 16,361            5,595
------------------------------------------------------------------------------------------

NET LOSS                                                         ($29,088)        ($ 9,526)
------------------------------------------------------------------------------------------

BASIC LOSS PER SHARE                                             ($  0.49)        ($  0.17)
------------------------------------------------------------------------------------------

DILUTED LOSS PER SHARE                                           ($  0.49)        ($  0.17)
------------------------------------------------------------------------------------------

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (IN MILLIONS)              58.9             57.3
------------------------------------------------------------------------------------------

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (IN MILLIONS)            58.9             57.3
------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE                                                    --         $   0.10
------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                  MARCH 31,          December 31,         March 31,
                                                                    2000                1999                1999
--------------------------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $    48,814         $    42,319         $    32,278
Accounts and notes receivable, net of allowance
   for doubtful accounts of  $12,078, $11,085 and $10,964
Accounts receivable                                                  233,248             495,986             201,055
Notes receivable                                                     104,202             145,359             135,328
--------------------------------------------------------------------------------------------------------------------
        TOTAL ACCOUNTS AND NOTES RECEIVABLE, NET                     337,450             641,345             336,383

Inventory, net                                                        21,577              20,843              20,840
Deferred income taxes                                                 11,968              12,986              16,384
Prepaid expenses and other current assets                             25,444              18,754              27,470
--------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                         445,253             736,247             433,355

Notes receivable                                                      75,560              42,535              75,985
Properties, less allowance for depreciation
   and amortization of $74,686, $72,463 and $59,806                  234,702             232,661             125,533
Intangible assets, less allowance for
   amortization of $16,203, $15,903 and $17,779                       23,722              24,124              34,270
Investments                                                           35,755              35,982              36,471
Other assets                                                           3,628               1,963               6,794
--------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                             $   818,620         $ 1,073,512         $   712,408
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Due to consignors                                                $   144,707         $   422,552         $   148,198
Short-term borrowings                                                    374                 272               5,016
Accounts payable and accrued liabilities                              97,395             126,263             105,241
Deferred revenues                                                      6,602               7,273               7,158
Accrued income taxes                                                   3,387              20,427              22,235
--------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                    252,465             576,787             287,848

LONG-TERM LIABILITIES
Long-term debt                                                       198,925             100,000             100,000
Deferred income taxes                                                  9,085               9,126              11,046
Other liabilities                                                     11,147              10,555               9,159
--------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                            471,622             696,468             408,053

SHAREHOLDERS' EQUITY
Common Stock, $0.10 par value                                          5,890               5,885               5,751
  Authorized shares - 125,000,000 of Class A and
  75,000,000 of Class B Issued and outstanding
  shares - 42,280,487,  42,258,393 and 40,497,788
  of Class A and 16,585,650, 16,585,650 and 16,995,299
  of Class B, at March 31, 2000, December 31, 1999
  and March 31, 1999, respectively
Additional paid-in capital                                           156,688             156,125             109,829
Retained earnings                                                    199,172             228,261             204,125
Accumulated other comprehensive income                               (14,752)            (13,227)            (15,350)
--------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                  346,998             377,044             304,355
--------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   818,620         $ 1,073,512         $   712,408
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                              2000             1999
--------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
Net Loss                                                               ($ 29,088)        ($  9,526)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                           6,093             3,339
   Deferred income taxes                                                     936              (876)
   Tax benefit of stock option exercises                                      29             1,273
   Asset provisions                                                        1,216               291
   Other                                                                      --               (85)

Changes in assets and liabilities:
   Decrease in accounts receivable                                       257,154           106,901
   Increase in inventory                                                  (1,128)           (3,710)
   Increase in prepaid expenses and other current assets                  (6,836)           (3,064)
   Increase in intangible and other assets                                (1,778)           (2,466)
   Decrease in due to consignors                                        (276,717)         (144,455)
   Decrease in accrued income taxes                                      (16,957)          (16,709)
   (Decrease) increase in accounts payable, accrued liabilities
      and other liabilities                                              (26,484)            4,650
--------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                 (93,560)          (64,437)

INVESTING ACTIVITIES:
Increase in notes receivable                                             (19,505)          (79,767)
Collections of notes receivable                                           29,398            22,415
Capital expenditures                                                      (9,738)          (18,142)
Decrease in investments                                                      227               267
--------------------------------------------------------------------------------------------------
   Net cash provided (used) by investing activities                          382           (75,227)

FINANCING ACTIVITIES:
Increase in long-term debt                                                98,925           100,000
Increase in short term borrowings                                            136             2,614
Proceeds from exercise of stock options                                      539             4,498
Dividends paid                                                                --            (5,731)
--------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                              99,600           101,381

Effect of exchange rate changes on cash                                       73              (677)
--------------------------------------------------------------------------------------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      6,495           (38,960)
Cash and cash equivalents at beginning of period                          42,319            71,238
--------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                           48,814         $  32,278
--------------------------------------------------------------------------------------------------

Income taxes paid                                                      $     999         $  10,236
--------------------------------------------------------------------------------------------------

Interest paid (net of capitalized interest)                            $   3,291         $   1,521
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto on Form 10-K for the year ended December 31, 1999 ("Form 10-K").

      In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended March 31, 2000 and 1999 have been included.

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

      As of March 31, 2000, no individual loan or group of related loans amounted to more than 10% of the Company's notes receivable (current and non-current).

      The Company regularly reviews its loan portfolio. Each loan is analyzed based on the current estimated realizable value of collateral securing the loan. For financial statement purposes, the Company establishes reserves for certain loans that the Company believes are under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower.

      Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the three months ended March 31, 2000 and 1999 (in thousands):

                                             2000            1999
                                            -------         -------
      Allowance for credit losses
       at December 31, 1999 and 1998        $ 2,904         $ 2,874
      Provisions                                 --              --
      Write-offs                                (46)             --
      Other                                      (7)            (19)
                                            -------         -------
      Allowance for credit losses
       at March 31, 2000 and 1999           $ 2,851         $ 2,855
                                            =======         =======


      As of March 31, 2000, an amount equal to approximately 23% of the Company's accounts receivable balance was due from one purchaser.

3.    CREDIT ARRANGEMENTS


      During the first quarter of 2000, the Company amended and restated its Bank Credit Agreement (the "Credit Agreement") with its existing banking group. Borrowings under the Credit Agreement are available for general corporate purposes. Under the Credit Agreement, the Company has up to $300 million of committed senior secured financing with an international syndicate of banks arranged through Chase Manhattan Bank available through July 11, 2001. The amount available for borrowings under the Credit Agreement is reduced by the outstanding commercial paper, if any. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. Borrowings under the Credit Agreement are permitted in either U.S. dollars or Pounds Sterling. Interest rates on borrowings under the Credit Agreement are determined on a pricing matrix based on the Company's long-term debt rating assigned by Standard & Poor's Ratings Group and Moody's Investor Services.

      Commitment fees are determined on a similar pricing matrix based on the Company's long-term debt rating and charged quarterly in arrears. The Company incurred arrangement and amendment fees of $3.6 million in connection with amending and restating the Credit Agreement, which will be amortized over the expected term of the commitment. The Credit Agreement contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth, to meet certain leverage ratio and interest coverage ratio tests (as defined in the Credit Agreement) and to limit dividend payments. At March 31, 2000 the Company was in compliance with respect to all financial and other covenants. The Company had outstanding borrowings of $98.9 million under this facility at a weighted average interest rate of 7.9% at March 31, 2000.

      In February 1999 the Company sold a tranche of senior unsecured long-term debt securities, pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year notes have an effective interest rate of 6.98%. If and to the extent required under the Indenture pursuant to which the Notes were issued and subject to certain exceptions contained in the Indenture, the security documents executed in connection with the Credit Agreement provide that the obligations under the Notes shall be secured equally and ratably with that portion of the obligations under the Credit Agreement that exceed the permitted exceptions contained in the Indenture.

      The Company may issue up to $300 million in notes under its U.S. commercial paper program. At March 31, 2000 there were no outstanding commercial paper borrowings. At March 31, 2000, the Company had $0.4 million outstanding under domestic and foreign bank lines of credit at weighted average interest rates of 4.89%.

      Long-term debt consists of the following:

                                                       As of March 31,
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------
      Borrowings under the Credit Agreement        $ 98,925        $     --
      Long-term debt securities                     100,000         100,000
                                                   --------        --------
      Total                                        $198,925        $100,000
                                                   ========        ========

4.    COMPREHENSIVE INCOME

      The Company's other comprehensive income consisted of the change in the foreign currency translation adjustment amount during the period. Comprehensive loss for the three months ended March 31, 2000 and 1999 amounted to $30.6 million and $9.8 million, respectively.

5.    COMMITMENTS AND CONTINGENCIES

      In May 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and it principal competitor, Christie's. Among other matters, the investigation has reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions. The Company has met and is continuing to meet with the Department of Justice in order to discuss a prompt and appropriate resolution of this investigation. The European Commission has also commenced an inquiry and the Australian Competition Commission an investigation, regarding commissions charged by the Company and Christie's for auction services.

      A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints have been filed against the Company and certain directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And, a number of shareholder derivative suits have been filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. Although the outcome of the investigation by the Department of Justice, other governmental inquiries and investigations and these various lawsuits cannot presently be determined, any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations. The amount of any such loss is not currently estimatable.

      The Company, in the normal course of business, is also a defendant in various other legal actions.

      During the first quarter of 2000, the Compensation Committee of the Board of Directors approved a special grant of 3 million stock options under the terms of the 1997 Stock Option Plan in addition to the normal annual grant and approved a cash award pool of up to $7 million for the retention of certain key employees. The cash awards will be paid only upon the fulfillment of full-time employment through February 28, 2002.

      In conjunction with the client loan program, the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $19.6 million at March 31, 2000.

      On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. At March 31, 2000 and May 5, 2000, the Company had outstanding guarantees totaling approximately $39.3 million and $38.8 million which covers auction property having a mid-estimate sales price of approximately $49.0 million and $48.3 million, respectively. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a specified price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At March 31, 2000 and May 5, 2000, $10.0 million had been funded.

      The Company has financial commitments of approximately $8.9 million as of May 3, 2000 related to the construction of the York Property.

      As of March 31, 2000, the Company has outstanding letters of credit of approximately $31.2 million primarily relating to bank guarantees on U.K. Temporary Import VAT and rental obligations in Europe.

      In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's consolidated financial statements, with the possible exception of the investigation by the Department of Justice, other governmental investigations and inquiries and related civil lawsuits, as any losses resulting from these latter matters could well have a material impact on the Company's financial condition and/or results of operations.

6.    SEGMENT REPORTING

      For the Three Months Ended March 31, 2000, the Company's operating segment information is as follows (in thousands):

                            Auction       Real Estate       Finance          Other             Total
                            -------       -----------       -------          -----             -----
      Revenues             $ 40,389         $  8,208        $  4,309        $  1,864         $ 54,770

      Profit/(Loss)        $(47,935)        $  2,172        $    552        $   (238)        $(45,449)

      For the Three Months Ended March 31, 1999 (in thousands):

                            Auction       Real Estate       Finance          Other             Total
                            -------       -----------       -------          -----             -----
      Revenues             $ 51,665         $  5,949        $  3,627        $  1,961         $ 63,202

      Profit/(Loss)        $(16,381)        $    366        $    972        $    (78)        $(15,121)


7.    SEASONALITY OF BUSINESS

      The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                             Percentage of Annual
                                                 Auction Sales
                                          ---------------------------
                                          1999       1998        1997
                                          ----       ----        ----
           January - March                 11%        13%         11%
           April - June                    35%        37%         35%
           July - September                 6%         8%          8%
           October - December              48%        42%         46%
                                          ----       ----        ----
                                          100%       100%        100%
                                          ====       ====        ====

8.    SPECIAL CHARGES

      During the first quarter of 2000, the Company recorded special charges of $1.8 million consisting primarily of legal and other professional fees related to the investigation by the Department of Justice, other governmental inquiries and investigations, and related civil lawsuits as discussed in Note 5.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

      The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating margins than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 7 of Notes to the Consolidated Financial Statements for additional information.)

      Following is a geographical breakdown of the Company's auction sales for the three months ended March 31, 2000 and 1999 (in thousands):

                             For the Three Months
                                Ended March 31,
                             2000            1999
                           ------------------------

      North America        $127,296        $133,439
      Europe                 48,760         101,034
      Asia                        0           1,200
                           --------        --------
      Total                $176,056        $235,673
                           ========        ========

      For the quarter ended March 31, 2000, worldwide auction sales of $176.1 million decreased $59.6 million, or 25%, compared to the first quarter of 1999. The decrease in worldwide sales was due to a 20% decrease in the number of lots sold and a 7% decrease in the average selling price per lot sold in first quarter of 2000 as compared to the same period in 1999. The decrease in North America was primarily due to the lack of sales in 2000 comparable to the 1999 single-owner sale of the Collection of Alberto Pinto and the sale of the Important Judaica comprised of books, manuscripts, silver, works of art and paintings. This decrease was partially offset by an increase in Old Master Paintings and the
      Americana single-owner sale. The sales decrease in Europe was primarily attributable to the lack of sales in 2000 comparable to the 1999 single-owner sale of Important French and Italian Furniture, Porcelain, Paintings, Silver and Decorative Arts from the Estate of Dr. Giuseppe Rossi. The decrease in Asia was due to the timing of the Southeast Asia Paintings sale, which was held during the first quarter of 1999 but occurred in the second quarter in the current year. Auction sales recorded by the Company's foreign operations were not materially affected by translation into U.S. dollars for the first quarter of 2000.

      For the first quarter of 2000, worldwide auction and related revenues decreased $11.3 million, or 22%, compared to 1999. This decrease was principally due to lower buyer's premium and seller's commission revenues and a decrease in expense recoveries offset in part by increases in principal activities (activities by the Company for its own account) and private treaty sales. The decrease in buyer's premium and seller's commission revenues and expense recoveries was primarily due to the decreased sales discussed above and, to a lesser extent, sales mix. The increase in principal activities was primarily due to an increase in net gains on sales of inventory.

      On February 29, 2000, the Company announced a new commission structure for both buyers and sellers at its principal auction locations. The Company's new seller's commission represents a reduction in the fees charged to its sellers for all levels of aggregate transactions over $100,000. For buyers in most collecting categories, the Company now charges an increased buyer's premium of 20% of the hammer price on the first $15,000, 15% on the next $85,000 up to $100,000 and 10% on any amount over $100,000 on property sold. The buyer's premium on Internet purchases is 10% of the hammer price.

      Other revenue increased $2.8 million, or 25%, in the first quarter of 2000 compared to the same quarter of 1999. This increase was due to higher Real Estate and Finance revenues. The increase in Real Estate revenues was primarily due to increased unit sales from Company-owned brokerage offices. The increase in Finance revenues was a result of a slightly higher average loan portfolio balance as well as higher interest rates charged on outstanding loans in the first quarter of 2000 compared to same period in 1999.

      The Company cannot at present determine the impact on future sales and future revenues due to the Department of Justice investigation and other related investigations and civil lawsuits, as discussed in more detail below. (See Statement on Forward Looking Statements).

      Total expenses, excluding special charges, increased $18.6 million, or 24%, in the first quarter of 2000 compared to 1999.

      Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) increased $5.7 million, or 44%, during the first quarter of 2000 compared to the same period of 1999. This increase was primarily due to increased marketing expenses, a direct result of the Company's Internet initiative partially offset by a decrease in direct costs associated with auction sales due to the decrease in the number of lots sold as discussed above.

      Excluding special charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $77.7 million for the first quarter of 2000, an increase of 20% compared to the first quarter of 1999. This increase was principally due to a $5.8 million, or 16%, increase in salaries and related costs, a $4.3 million, or 17% increase in general and administrative expenses and a $2.8 million, or 82%, increase in depreciation and amortization. The increase in salaries and related costs was primarily the result of the Internet initiative. The increase in general and administrative expenses was primarily due to Internet related expenses, higher costs associated with the York Property, and increased Information Technology costs. The increase in depreciation was primarily related to the commencement of depreciation on the York Property in the fourth quarter of 1999 and other capital projects that were placed in service subsequent to the first quarter of 1999.

      Internet related expenses for the three months ended March 31, 2000 amounted to $19.2 million as compared to $2.3 million in 1999. These expenses include primarily marketing, salary and related costs and technology costs. The Company continues to evaluate its current costs and future expenditures for sothebys.com and sothebys.amazon.com. These investments will continue to have a dilutive effect on the Company's results in the near term.

      In May 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation has reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions. The Company has met and is continuing to meet with the Department of Justice in order to discuss a prompt and appropriate resolution of this investigation. The European Commission has also commenced an inquiry and the Australian Competition Commission an investigation, regarding commissions charged by the Company and Christie's for auction services.

      A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of the federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints have been filed against the Company and certain of its officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And, a number of shareholder derivative suits have been filed against the Directors of the Company based on allegations related to the foregoing lawsuits and investigations. Although the outcome of the investigation by the Department of Justice, other governmental inquiries and investigations and these various lawsuits cannot presently be determined, any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations. For the first quarter of 2000, the Company recorded special charges of $1.8 million primarily for legal and other professional fees relating to the foregoing investigations and lawsuits. (See Statement on Forward Looking Statements.)

      Net interest expense increased $1.4 million in the first quarter of 2000 as compared to the comparable period in 1999. This increase was primarily a result of lower capitalized interest related to the York Property in 2000 and an additional month of interest expense in 2000 related to the bonds issued in February 1999.

      The consolidated effective tax rate was 36% for the first quarter of 2000 compared to 37% for the same period in 1999.

      For the first quarter of 2000, the Company's net loss was ($29.1) million compared to a net loss of ($9.5) million in the first quarter of 1999. Diluted loss per share for the first quarter of 2000 was ($0.49) per share compared to ($0.17) per share for the first quarter of 1999. The impact on diluted loss per share related to the Company's Internet operating loss was ($0.19) and ($0.03) per share for the quarter ended March 31, 2000 and 1999, respectively. The impact of the special charges on diluted loss per share was ($0.02) for the first quarter in 2000. The Company expects that its continued investments in the Internet initiative, lack of scheduled significant single-owner sales and costs related to the investigation by the Department of Justice, other governmental inquiries and investigations and civil lawsuits will continue to have a dilutive effect on the Company's results in the near term.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's net debt position (total debt, which includes short-term borrowings, commercial paper and long-term debt, less cash and cash equivalents) totaled $150.5 million at March 31, 2000 compared to a net debt position of $72.7 million at March 31, 1999. The Company had a net debt position of $58.0 million at December 31, 1999. The increase in the net debt position as of March 31, 2000 compared to March 31, 1999 was primarily due to the use of proceeds from borrowings under the Credit Agreement, as defined below. The increase as compared to December 31, 1999 was also due to the use of proceeds from borrowings under the Credit Agreement as well as the seasonal nature of the business. Working capital (current assets less current liabilities) at March 31, 2000 was $192.8 million compared to $145.5 million and $159.5 million at March 31, 1999 and December 31, 1999, respectively.

      The Company's client loan portfolio decreased to $182.6 million at March 31, 2000 from $190.8 million at December 31, 1999. These amounts include $75.6 million and $42.5 million of loans which have a maturity of more than one year at March 31, 2000 and December 31, 1999, respectively.

      The Company relies on internally generated funds and borrowings to meet its financing requirements. As a result of the events related to the Department of Justice investigation and other related investigations and civil lawsuits, as discussed previously, the

      Company amended and restated its $300 million Bank Credit Agreement during the first quarter of 2000. Under the amended and restated Bank Credit Agreement (the "Credit Agreement"), the Company has up to $300 million of committed senior secured financing with an international banking syndicate arranged through the Chase Manhattan Bank available through July 11, 2001. The Company's obligations under the Credit Agreement are secured by substantially all the assets of the Company and its domestic subsidiaries. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. The Company incurred arrangement and amendment fees of $3.6 million, which will be amortized over the expected term of the commitment. The Company may also issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. At March 31, 2000 there was no commercial paper outstanding. The Company supports any short-term notes issued under its U.S. commercial paper program with its committed credit facility under the Credit Agreement. The amount available for borrowings under the Credit Agreement is reduced by the outstanding commercial paper. Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, under which $100 million was available for issuance as of March 31, 2000. During the first quarter of 2000, Moody's Investors Service, Standard and Poor's Rating Group and other credit agencies downgraded the Company's long-term and short-term credit ratings. Both ratings remain on review.

      For the three months ended March 31, 2000, the Company's primary sources of liquidity were derived from collections of outstanding accounts receivables and from borrowings under the Credit Agreement. The most significant cash uses during the first three months of 2000 were payments to consignors, Internet spending and capital expenditures.

      Capital expenditures, consisting primarily of costs associated with the construction of the York Property, as defined below, totaled $9.7 million and $18.1 million for the first three months of 2000 and 1999, respectively. The decrease in expenditures in 2000 as compared to 1999 was due primarily to lower spending on the York Property construction and computer and software costs during the first quarter of 2000. The capital expenditures relating to the construction of the Company's current facility on York Avenue ("the York Property") are currently estimated to be in the range of $151 million, of which the Company has paid approximately $108.4 million through May 3, 2000. As of May 3, 2000, the Company had financial commitments in relation to this project of approximately $8.9 million. In September 1999, York Avenue Development, Inc. ("York"), a wholly owned subsidiary of Sotheby's Inc. (itself a wholly owned subsidiary of the Company), exercised its right, under its operating lease, to purchase the York Property. The closing of this purchase will take place no later than July 2000. The Company believes that it has sufficient capital resources to carry out planned capital spending relating to this project.

      While the Company paid shareholder dividends in the first quarter of 1999, due to the significant cash needs required for the funding of the Internet initiative, the completion of the construction of the York Property, as well as uncertainties surrounding the Department of Justice investigation and other related investigations and civil lawsuits, the Company did not declare a cash dividend for the first quarter of 2000. Management believes that this is an appropriate decision due to the Company's present and anticipated cash needs. Management will continue to assess the dividend in conjunction with operating results, capital spending needs, internet spending requirements and developments in the Department of Justice investigation and other related investigations and civil lawsuits.

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

      The Company currently believes that current cash balances, operating cash flows and borrowings under the Credit Agreement will be adequate to meet its short-term (twelve months) and long-term working capital requirements, which include the funding of the Company's client loan program, peak working capital requirements, other short-term commitments to consignors, the project on the York Property and the Company's Internet initiative, subject to the resolution of the Department of Justice investigation and other related investigations and civil lawsuits, as discussed previously. (See Statement on Forward Looking Statements).

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

      The Company's European financial and cash management operations affected by the euro conversion were adequately prepared for its introduction. For the transition period and the period after January 1, 2002, the Company's management will continue to analyze the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact, if any, of the euro conversion on its operations given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates. (See Statement on Forward Looking Statements).


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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company continuously evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The market risk of the Company's financial instruments has not changed significantly as of March 31, 2000 from that set forth in the Form 10-K.

      At March 31, 2000, the Company has $35 million of notional value forward currency contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts. The carrying amount of these contracts approximates their fair value at March 31, 2000.


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

      (5) The expansion of the York Property.

      (6) The resolution of the Department of Justice investigation and other related investigations and civil lawsuits.

      (7) The European Monetary Union.

      (8) The Company's success in developing and implementing its Internet auction strategy.

      (9) The demand for art-related financing.

      (10)The effects of Market Risk.

                          PART II. OTHER INFORMATION

  ITEM 1.              LEGAL PROCEEDINGS

         In May 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation has reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions. The Company has met and is continuing to meet with the Department of Justice in order to discuss a prompt and appropriate resolution of this investigation. The European Commission has also commenced an inquiry, and the Australian Competition Commission an investigation, regarding commissions charged by the Company and Christie's for auction services.

         A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints have been filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And, a number of shareholder derivative suits have been filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. Although the outcome of the investigation by the Department of Justice, other governmental inquiries and investigations and these various lawsuits cannot presently be determined, any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations. The amount of any such loss is not currently estimable. (See Statement on Forward Looking Statements contained in Part I).

         Included in the lawsuits described above are more than fifty purported class action lawsuits that have been filed against the Company and/or its wholly-owned subsidiary, Sotheby's, Inc., beginning January 30, 2000, alleging violations of the federal antitrust laws. Christie's International PLC or Christie's Inc. (collectively "Christie's") has also been named as a defendant in these actions. All of these federal antitrust actions are currently pending in the United States District Court for the Southern District of New York. The complaints in these lawsuits purport to be brought on behalf of individuals that purchased and/or sold items auctioned by the defendants during various periods from January 1, 1992, to the present. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to purchasers and sellers of art and other items at auction. The complaints seek treble damages, injunctive relief, attorneys' fees and costs.

         On February 23, 2000, the United States District Court for the Southern District of New York entered an Order consolidating all of the actions filed in that court. Pursuant to the Court's consolidation Order, plaintiffs filed a consolidated complaint on March 15, 2000, captioned IN RE AUCTION HOUSE ANTITRUST LITIGATION, No. 00 Civ. 0648. On April 12, 2000, Sotheby's filed an answer to the consolidated complaint, denying the material allegations contained therein. On April 14, 2000, plaintiffs filed a Second Consolidated Amended Complaint. The Company has not yet answered or otherwise responded to this amended complaint.

         On April 20, 2000, the Court granted plaintiffs' motion to certify the consolidated litigation as a class action. The Court is currently engaged in determining who will act as lead counsel in the consolidated action.

         In addition, five indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc., and Christie's in the Superior Court of the State of California, City and County of San Francisco, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints are captioned CHRISTENSEN
V. CHRISTIE'S INTERNATIONAL PLC, ET AL., No. 310313 (filed Feb. 29, 2000); HOWARD V. CHRISTIE'S INTERNATIONAL PLC, ET AL., No. 310362 (filed March 1,
2000); LANG V. CHRISTIE'S INTERNATIONAL PLC ET AL., No. 310616 (filed March 10,
2000); PACIFIC WESTERN TRADERS V. CHRISTIE'S INTERNATIONAL PLC, ET AL., No. 310629 (filed March 13, 2000); and DANIELS AND WOLFSON V. CHRISTIE'S INTERNATIONAL PLC ET AL., No. 311888 (filed May 3, 2000). The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. The Company filed a demurrer to these complaints on May 10, 2000.

         The shareholder class action complaints referred to above are captioned: WEISS V. SOTHEBY'S HOLDING INC., ET AL., No. 00 Civ. 1041 (S.D.N.Y.) (filed February 10, 2000); GOLDFEIN V. SOTHEBY'S HOLDINGS INC., ET AL., 00 Civ. 1125 (S.D.N.Y.) (filed February 15, 2000); PATEL V. SOTHEBY'S HOLDINGS INC., ET AL., No. 00 Civ. 1258 (S.D.N.Y.) (filed February 18, 2000); SLOAN V. SOTHEBY'S HOLDINGS INC., ET AL., No. 00 Civ. 1412 (S.D.N.Y.) (filed February 24, 2000); MCGEEVER V. SOTHEBY'S HOLDINGS INC., ET AL., 00 Civ. 1570 (S.D.N.Y) (filed February 29, 2000); MAZZARINO V. SOTHEBY'S HOLDINGS, INC., 00 Civ. 1605 (S.D.N.Y) (filed March 2, 2000); EVERITT V. SOTHEBY'S HOLDINGS INC., ET AL., 00 CV7 0872DT (E.D. Mich.) (filed February 16, 2000); LAKE V. SOTHEBY'S HOLDINGS INC., ET AL., No. 00 Civ. 1936 (S.D.N.Y.) (filed March 10, 2000); CALDWELL V. SOTHEBY'S HOLDINGS, INC., ET AL., No. 00 Civ. 71216DT (E.D. Mich.) (filed March 7, 2000); LEONARD, ET AL. V. SOTHEBY'S HOLDINGS, INC., ET AL., No. 00 Civ. 2003 (S.D.N.Y.) (filed March 15, 2000); and EVANS V. SOTHEBY'S HOLDINGS INC., ET AL., No. 00 Civ. 2289 (S.D.N.Y.) (filed March 27, 2000).

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

         The shareholder derivative actions referred to above are styled CRANDON CAPITAL PARTNERS, L.P. V. TAUBMAN, ET AL., No. 00 Civ. 1373 (S.D.N.Y.) (filed February 23, 2000); HUSCHER V. CURLEY, Case No. 00-021379-CZ (Mich. Cir. Ct. Oakland County) (filed March 3, 2000); and GRABELL V. BROOKS, ET AL., No. 00 Civ. 2442 (S.D.N.Y.) (filed March 31, 2000). They name as defendants certain of the Company's directors, and the Company as a nominal defendant. The CRANDON complaint also names Sotheby's, Inc., a subsidiary of the Company, as a nominal defendant. These complaints allege various breaches of fiduciary duties, gross mismanagement and constructive fraud arising from the alleged agreements between the Company and Christie's. The CRANDON complaint also seeks indemnification from the defendants on behalf of the Company and Sotheby's Inc. to the extent that the Company and/or Sotheby's, Inc. is found liable for the individual defendants' failure to act in compliance with state law. The complaints seek damages in unspecified amounts on behalf of the Company (and in CRANDON, also on behalf of Sotheby's, Inc.). The Company has not yet answered or otherwise responded to these complaints.

         In addition, the Company's Board of Directors has recently received three letters on behalf of putative shareholders (including one letter from the plaintiff in the HUSCHER action), requesting that the Company investigate and commence litigation against the individuals responsible for the possible damage to the Company and Sotheby's, Inc. resulting from the alleged agreements between the Company and Christie's.

  ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

                       (a)  Exhibits

                            27. Financial Data Schedule


                       (b)  Reports on Form 8-K

                       (i) On February 21, 2000, the Company reported on Form 8-K the announcement of a number of management changes and developments relating to the investigation by the United States Department of Justice, other governmental inquiries and investigations and related civil lawsuits.

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES




                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 11th day of May, 2000, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.



                                      SOTHEBY'S HOLDINGS, INC.


                                      By:   /s/ Michael L. Gillis
                                            Michael L. Gillis
                                            Vice President, Controller
                                            and Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27.                        Financial Data Schedule