Form 10-Q
period 2000-06-30
SOTHEBYS HOLDINGS INC
filed 2000-08-08
CIK 823094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000
Commission File Number 1-9750


                            Sotheby's Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                            38-2478409
--------------------------------------         ---------------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification
No.)


500 North Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                  48304
--------------------------------------         ---------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (248) 646-2400
                                                    ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/.
No / /.

As of July 31, 2000, there were outstanding 42,328,365 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,585,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                      INDEX


PART I:     FINANCIAL INFORMATION


                                                                         PAGE

Item 1.     Financial Statements:

            Consolidated Statements of Income for the Three
            and Six Months Ended June 30, 2000 and 1999                    3

            Consolidated Balance Sheets at June 30, 2000,
            December 31, 1999 and June 30, 1999                            4

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2000 and 1999                        5

            Notes to the Consolidated Financial Statements                 6

Item 2.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition                         13

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                   21


PART II:    OTHER INFORMATION


Item 1.     Legal Proceedings                                             24

Item 4.     Submission of Matters to a Vote of Security Holders           27

Item 6.     Exhibits and Reports on Form 8-K                              28

SIGNATURE                                                                 29

EXHIBIT INDEX                                                             30

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                         FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                            Ended June 30,            Ended June 30,
                                                      ----------------------------------------------------
                                                         2000         1999          2000         1999
----------------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES:

Auction and related                                     $139,203      $131,694      $179,592     $183,358
Other                                                     18,158        14,315        32,539       25,855
----------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                           157,361       146,009       212,131      209,213

EXPENSES:

Direct costs of services                                  26,114        25,231        44,862       38,238
Salaries and related costs                                44,108        37,397        86,111       73,565
General and administrative                                29,081        28,497        58,679       53,798
Depreciation and amortization                              6,069         3,885        12,162        7,224
Special charges                                            2,010             -         3,818            -
----------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           107,382        95,010       205,632      172,825
----------------------------------------------------------------------------------------------------------

Operating income                                          49,979        50,999         6,499       36,388

Interest income                                            1,664           824         2,847        1,947
Interest expense                                          (4,774)       (1,414)       (7,669)      (2,856)
Other income/(expense)                                        62           (96)         (195)        (287)
----------------------------------------------------------------------------------------------------------

Income before taxes                                       46,931        50,313         1,482       35,192

Income tax expense                                        16,894        18,616           533       13,021
----------------------------------------------------------------------------------------------------------

NET INCOME                                               $30,037       $31,697          $949      $22,171
----------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                   $0.51         $0.55         $0.02        $0.39
----------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE                                 $0.51         $0.53         $0.02        $0.38
----------------------------------------------------------------------------------------------------------

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (IN MILLIONS)     58.9          57.6          58.9         57.5
----------------------------------------------------------------------------------------------------------

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (IN MILLIONS)   59.3          60.3          59.1         58.8
----------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE                                            -         $0.10             -        $0.20
----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES

                                                                            June 30,     December 31,    June 30,
                                                                             2000           1999          1999
                                                                          (UNAUDITED)                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                $    76,504    $    42,319    $    72,568
Accounts and notes receivable, net of allowance
   for doubtful accounts of $10,906, $11,085 and $7,861
Accounts receivable                                                          434,692        495,986        482,207
Notes receivable                                                             117,621        145,359        138,551
-------------------------------------------------------------------------------------------------------------------
        TOTAL ACCOUNTS AND NOTES RECEIVABLE, NET                             552,313        641,345        620,758

Inventory, net                                                                15,198         20,843         25,819
Deferred income taxes                                                         12,986         12,986         14,595
Prepaid expenses and other current assets                                     30,888         18,754         30,380
-------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                 687,889        736,247        764,120

Notes receivable                                                              59,556         42,535         23,586
Properties, less allowance for depreciation
   and amortization of $78,819, $72,463 and $63,363                          236,423        232,661        145,548
Intangible assets, less allowance for
   amortization of $16,224, $15,903 and $18,221                               23,244         24,124         34,045
Investments                                                                   36,555         35,982         36,476
Other assets                                                                   1,397          1,238          5,581
-------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                     $ 1,045,064    $ 1,072,787    $ 1,009,356
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Due to consignors                                                        $   319,773    $   422,552    $   403,845
Short-term borrowings                                                             --            272          6,729
Accounts payable and accrued liabilities                                      93,330        126,263        102,441
Deferred revenues                                                              8,064          7,273         11,199
Accrued income taxes                                                          26,105         20,427         34,610
-------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                            447,272        576,787        558,824

LONG-TERM LIABILITIES
Long-term debt                                                               197,178         99,275         99,247
Deferred income taxes                                                          8,569          9,126         11,283
Other liabilities                                                             13,333         10,555         10,514
-------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                    666,352        695,743        679,868

SHAREHOLDERS' EQUITY
Common Stock, $0.10 par value                                                  5,892          5,885          5,773
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 42,313,815,  42,258,393 and
  40,727,980 of Class A and 16,585,650, 16,585,650 and 16,995,299
  of Class B, at June 30, 2000, December 31, 1999 and June 30, 1999,
   respectively
Additional paid-in capital                                                   157,162        156,125        112,388
Retained earnings                                                            229,208        228,261        230,060
Accumulated other comprehensive income                                       (13,550)       (13,227)       (18,733)
-------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                          378,712        377,044        329,488
-------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,045,064    $ 1,072,787    $ 1,009,356
-------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)


SIX MONTHS ENDED JUNE 30,                                            2000         1999
------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES:
Net Income                                                        $     949    $  22,171
Adjustments to reconcile net income to net cash
   used by operating activities:
   Depreciation and amortization                                     12,162        7,224
   Deferred income taxes                                               (606)       1,253
   Tax benefit of stock option exercises                                 25        4,231
   Asset provisions                                                   1,985          474
   Other                                                                295           --

Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                        50,082     (191,329)
   Decrease (increase) in inventory                                   4,837       (9,349)
   Increase in prepaid expenses and other current assets            (12,593)      (7,333)
   Decrease (increase) in intangible and other assets                 1,423         (555)
   (Decrease) increase  in due to consignors                        (90,440)     126,373
   Increase (decrease) in accrued income taxes                        5,589       (1,615)
   (Decrease) increase in accounts payable, accrued liabilities
     and other liabilities                                          (23,761)      11,489
------------------------------------------------------------------------------------------
   Net cash used by operating activities                            (50,053)     (36,966)

INVESTING ACTIVITIES:
Increase in notes receivable                                        (69,222)     (94,733)
Collections of notes receivable                                      78,396       84,407
Capital expenditures                                                (19,399)     (46,249)
(Increase) decrease in investments                                     (573)         262
------------------------------------------------------------------------------------------
   Net cash used by investing activities                            (10,798)     (56,313)

FINANCING ACTIVITIES:
Increase in long-term debt                                           97,903       99,247
(Decrease) increase in short-term borrowings                           (258)       5,034
Proceeds from exercise of stock options                                 725        4,123
Dividends paid                                                            0      (11,493)
------------------------------------------------------------------------------------------
   Net cash provided by financing activities                         98,370       96,911

Effect of exchange rate changes on cash                              (3,334)      (2,302)
------------------------------------------------------------------------------------------
     INCREASE IN CASH AND CASH EQUIVALENTS                           34,185        1,330
Cash and cash equivalents at beginning of period                     42,319       71,238
------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                      76,504       72,568
------------------------------------------------------------------------------------------
Income taxes paid                                                 $   2,389    $  11,730
------------------------------------------------------------------------------------------
Interest paid (net of capitalized interest)                       $   6,409    $   2,777
------------------------------------------------------------------------------------------

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

      In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2000 and 1999 have been included.


2.    ACCOUNTS AND NOTES RECEIVABLE

      The Company provides collectors, estates and dealers with financing generally secured by works of art that the Company typically controls and other personal property owned by its clients. In connection with its principal investments in works of art acquired for resale, the Company also makes unsecured loans to collectors and dealers, which totaled $21.6 million at June 30, 2000.

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

      The Company purchases works of art for resale, either as sole investor for its own account and also with art dealers who participate in the purchase and resale through unsecured loans. Any net profit or loss generated by these transactions with art dealers is shared by the Company and the dealer. The total of all such unsecured loans as of June 30, 2000 was $33.6 million.

      As of June 30, 2000, no individual loan or group of related loans amounted to more than 10% of the Company's notes receivable (current and non-current).

      Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the six months ended June 30, 2000 and 1999 (in thousands):

                                                          2000            1999
                                                          ----            ----

Allowance for credit losses
 at December 31, 1999 and 1998                         $ 2,904          $ 2,874
Provisions                                                --               --
Write-offs                                                 (46)            --
Other                                                      (27)             (34)
                                                       -------          -------
Allowance for credit losses
 at June 30, 2000 and 1999                             $ 2,831          $ 2,840
                                                       =======          =======


      As of June 30, 2000, an amount equal to approximately 11% of the Company's accounts receivable balance was due from one purchaser.


3.    CREDIT ARRANGEMENTS

      During the first quarter of 2000, the Company amended and restated its Bank Credit Agreement (the "Credit Agreement") with its existing banking group. Borrowings under the Credit Agreement are available for general corporate purposes. Under the Credit Agreement, the Company has up to $300 million of committed senior secured financing with an international syndicate of banks arranged through Chase Manhattan Bank available through July 11, 2001. (See Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition, under Liquidity and Capital Resources.) The amount available for borrowings under the Credit Agreement is reduced by the amount of outstanding commercial paper, if any. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. Borrowings under the Credit Agreement are permitted in either U.S. dollars or Pounds Sterling. Interest rates on borrowings under the Credit Agreement are determined on a pricing matrix based on the Company's long-term debt rating assigned by Standard & Poor's Ratings Group and Moody's Investor Services. Commitment fees are determined on a similar pricing matrix based on the Company's long-term debt rating and charged quarterly in arrears. The Company incurred arrangement and amendment fees of $3.6 million in connection with amending and restating the Credit Agreement, which are being amortized over the term of the commitment. The Credit Agreement contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth, to meet certain leverage ratio and interest coverage ratio tests (as defined in the Credit Agreement) and to limit dividend payments. At June 30, 2000 the Company was in compliance with respect to all financial and other covenants. The Company had outstanding borrowings of $97.9 million under this facility at a weighted average interest rate of 7.9% at June 30, 2000.

      In February 1999, the Company sold a tranche of senior unsecured long-term debt securities (the "Notes"), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98%. If and to the extent required under the Indenture pursuant to which the Notes were issued and subject to certain exceptions contained in the Indenture, the security documents executed in connection with the Credit Agreement provide that the obligations under the Notes shall be secured equally and ratably with that portion of the obligations under the Credit Agreement that exceed the permitted exceptions contained in the Indenture.

      The Company may issue up to $300 million in notes under its U.S. commercial paper program. The amount available for issuance under the commercial paper program is reduced by the amount of outstanding borrowings under the Credit Agreement. At June 30, 2000 there were no outstanding commercial paper borrowings. At June 30, 2000 there were no amounts outstanding under domestic and foreign bank lines of credit.

Long-term debt consists of the following:


                                                           As of
                                            ------------------------------------

                                             June 30,    December 31,  June 30,
                                             2000           1999         1999
                                            ---------   -----------   ----------

Borrowings under the
 Credit Agreement                           $ 97,874      $     --      $     --
Long-term debt securities
 (net of unamortized
 discount of $696, $725
 and $753)                                    99,304        99,275        99,247
                                            --------      --------      --------
Total                                       $197,178      $ 99,275      $ 99,247
                                            ========      ========      ========


4.    COMPREHENSIVE INCOME

      The Company's other comprehensive income consisted of the change in the foreign currency translation adjustment amount during the period. Comprehensive income for the three months ended June 30, 2000 and 1999 amounted to $31.2 million and $28.3 million, respectively, and for the six months ended June 30, 2000 and 1999 amounted to $0.6 million and $18.5 million, respectively.


5.    COMMITMENTS AND CONTINGENCIES

      In May 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and it's principal competitor, Christie's. Among other matters, the investigation has reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions. The Company has been informed that it is now a target of the investigation. The Company has met and is continuing to meet with the Department of Justice in order to discuss an appropriate resolution of this investigation. The European Commission and the Swiss Competition Commission are also conducting inquiries regarding commissions charged by the Company and Christie's for auction services. An earlier investigation by the Australian Competition Commission has been closed without any action being taken.

      A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints have been filed against the Company and certain directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And a number of shareholder derivative suits have been filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. Although the outcome of the investigation by the Department of Justice, other governmental inquiries and investigations and these various lawsuits cannot presently be determined, any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations. The amount of any such loss is not currently estimatable.

      The Company, in the normal course of business, is also a defendant in various other legal actions.

      During the first quarter of 2000, the Compensation Committee of the Board of Directors approved a special grant of 3 million stock options under the terms of the 1997 Stock Option Plan in addition to the normal annual grant and approved a cash award pool of up to $7 million for the retention of certain key employees. The cash awards will be paid and expensed only upon the fulfillment of full-time employment through February 28, 2002.

      In conjunction with the client loan program (see Note 2), the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $32.0 million at June 30, 2000.

      On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. At June 30, 2000 and July 31, 2000, the Company had outstanding guarantees totaling approximately $2.1 million and $1.8 million which covers auction property having a mid-estimate sales price of approximately $2.4 million and $2.2 million, respectively. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a specified price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At June 30, 2000, no amounts had been funded under outstanding guarantees. At July 31, 2000, $1.8 million had been funded.

      The Company has outstanding financial commitments of approximately $6.7 million as of July 31, 2000 related to construction of the York Property.

      As of June 30, 2000, the Company has outstanding letters of credit of approximately $21.2 million primarily relating to bank guarantees on U.K. Temporary Import VAT and rental obligations in Europe.

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


6.   SEGMENT REPORTING

      For the three months ended June 30, 2000, the Company's operating segment information is as follows (in thousands):

                        Auction    Real Estate   Finance   Other     Total
                        -------    -----------   -------   -----     -----

      Revenues          $139,203   $ 12,362     $  3,892   $  1,904  $157,361

      Profit/(Loss)     $ 42,066   $  4,915    ($     26) ($     24) $ 46,931


      For the three months ended June 30, 1999,the Company's operating segment information is as follows (in thousands):

                        Auction    Real Estate   Finance     Other     Total
                        -------    -----------   -------     -----     -----

      Revenues          $131,695   $  8,489     $  3,898    $ 1,927    $146,009

      Profit/(Loss)     $ 47,354   $  2,363     $    665   ($    69)   $ 50,313


      For the six months ended June 30, 2000, the Company's operating segment information is as follows (in thousands):

                        Auction    Real Estate   Finance     Other     Total
                        -------    -----------   -------     -----     -----

      Revenues          $ 179,592    $  20,570   $   8,201   $  3,768  $ 212,131

      (Loss)/Profit    ($   5,869)   $   7,087   $     526  ($    262) $   1,482

      For the six months ended June 30, 1999,the Company's operating segment information is as follows (in thousands):

                        Auction    Real Estate   Finance   Other     Total
                        -------    -----------   -------   -----     -----

      Revenues          $183,358   $ 14,430     $  7,525   $3,900    $209,213
      Profit/(Loss)     $ 30,940   $  2,737     $  1,647  ($  132)   $ 35,192


7.    SEASONALITY OF BUSINESS

      The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                           Percentage of Annual
                                               Auction Sales
                                        ------------------------------
                                          1999       1998        1997
                                          ----       ----        ---

              January - March             11%          13%        11%
              April - June                35%          37%        35%
              July - September             6%           8%         8%
              October - December          48%          42%        46%
                                          ---          ---        ---
                                         100%         100%       100%
                                         ===          ===        ===


8.  SPECIAL CHARGES

     For the three and six months ended June 30, 2000, the Company recorded special charges of $2.0 million and $3.8 million, respectively, consisting primarily of legal and other professional fees related to the investigation by the Department of Justice, other governmental inquiries and investigations, and related civil lawsuits as discussed in Note 5.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


      The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 7 of Notes to the Consolidated Financial Statements for additional information.)

      Following is a geographical breakdown of the Company's auction sales for the three and six months ended June 30, 2000 and 1999 (in thousands):


                               For the Three Months             For the Six Months
                                  Ended June 30,                  Ended June 30,
                               2000           1999             2000            1999
                            -----------    ----------      ----------      ----------

      North America         $  479,161     $  460,605      $  606,457      $  594,044
      Europe                   326,876        302,026         375,636         403,060
      Asia                      58,042         37,016          58,042          38,216
                            ----------     ----------      ----------      ----------
      Total                 $  864,079     $  799,647      $1,040,135      $1,035,320
                            ==========     ==========      ==========      ==========

      For the quarter ended June 30, 2000, worldwide auction sales of $864.1 million increased $64.4 million, or 8%, compared to the second quarter of 1999. Excluding the impact of unfavorable foreign currency translations, worldwide auction sales increased 11%. The increase in second quarter sales was due to a 5.3% increase in the number of lots sold in 2000 as compared to 1999, as well as a 5.2% increase in the average selling price per lot sold. The increase in sales in North America was primarily attributed to significantly stronger Impressionist and Contemporary Art
      Part I and II sales, respectively, the single-owner sale of paintings, furniture and ceramics from the Collection of Mr. and Mrs. Saul P. Steinberg, as well as the commencement of Internet sales. Also, influencing the year-to-year comparison was the 1999 single-owner sales of paintings and sculptures from the Collection of Mr. and Mrs. John Hay Whitney and the sale of furniture, decorative and fine arts from the Estate of Mrs. John Hay Whitney for which there were no comparable sales in the current year. Sales attributable to single-owner collections in North America decreased approximately 75% in the second quarter of 2000 compared to the same period in 1999. The sales increase in Europe was primarily attributable to the single-owner Benacre House sale in the U.K., the single-owner magnificent jewelry sale of the Marie Vergottis Collection in Geneva and stronger Islamic art results. The increase in Asia was primarily due to stronger results in Hong Kong, specifically from the Chinese Ceramics and Works of Art and the Jadeite Jewelry sales.

      For the six months ended June 30, 2000, worldwide auction sales increased $4.8 million compared to the first six months of 1999. Excluding the impact of unfavorable foreign currency translations, worldwide auction sales increased 3%. The increase in first half sales was due to a 8.8% increase in the average selling price per lot sold in 2000 as compared to 1999, partially offset by a 5.5% decrease in the number of lots sold. The increase in North America and Asia was primarily due to the items previously mentioned above. The decrease in Europe was primarily due to the lack of a single-owner sale in 2000 comparable to the 1999 sale of Important French and Italian Furniture, Porcelain, Paintings, Silver and Decorative Arts from the Estate of Dr. Giuseppe Rossi.

      For the second quarter of 2000, worldwide auction and related revenues increased $7.5 million, or 6%, compared to 1999. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues increased 9%. The increase was principally due to higher buyer's premium revenue and private treaty commissions offset in part by lower seller's commission revenue and principal activities. Principal activities consist of net gains (losses) on sales of inventory, the Company's share of operating earnings (losses) from its equity investments, net income (loss) earned on guarantees and the net gains (losses) related to sales of secured loan collateral where the Company shares in the gain (loss) if the property sells either above or below a targeted amount. The increase in buyer's premium revenue was primarily due to the increased sales in 2000 (discussed above),as well as a benefit resulting from the new commission structure (discussed below). The decrease in seller's commission revenue was primarily a result of the competitive environment in which the Company operates, the impact of the new commission structure and the increased average selling price of live auction sales per lot sold in 2000 which resulted in lower seller's commission rates. The decrease in principal activities was primarily due to a decrease in net gains on sales of inventory and a decrease in net gains related to sales of secured loan collateral, as discussed above.

      For the six months ended June 30, 2000, auction and related revenues decreased $3.8 million, or 2%, compared to the same period in 1999. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues increased 1%. This increase was due primarily to higher buyer's premium revenue and private treaty commissions partially offset by decreased seller's commission revenue, expense recoveries and principal activities. The increase in buyer's premium revenue, as well as the decrease in seller's commission revenue and principal activities was primarily due to the factors discussed in the previous paragraph. The decrease in expense recoveries is principally the result of the competitive environment in which the Company operates.

      On February 29, 2000, the Company announced a new commission structure for both buyers and sellers at its principal auction locations. The Company's new seller's commission represents a reduction in the commission charged to its sellers for all levels of aggregate transactions over $100,000. For buyers in most collecting categories, the Company now charges an increased buyer's premium of 20% of the hammer price on the first $15,000, 15% on the next $85,000 up to $100,000 and 10% on any amount over $100,000 on property sold. The buyer's premium on Internet purchases is 10% of the hammer price.

      Other revenue increased $3.8 million, or 27%, in the second quarter of 2000 compared to the same quarter of 1999. For the six months ended June 30, 2000, other revenue increased $6.7 million, or 26%, compared to the same period in 1999. Excluding the impact of unfavorable foreign currency translations, other revenue increased 32% and 28% for the three and six months ended June 30, 2000, respectively. These increases were primarily due to higher revenues from the Real Estate business resulting from both increased unit sales and higher average selling prices from Company-owned and affiliated brokerage offices.

      The Company cannot at present determine the impact on future sales and future revenues of the Department of Justice investigation and other related investigations and civil lawsuits, as discussed in more detail below. (See Statement on Forward Looking Statements).

      Total expenses, excluding special charges, increased $10.4 million, or 11%, in the second quarter of 2000 compared to 1999. For the six months ended June 30, 2000, total expenses, excluding special charges, increased $29.0 million compared to the same period in 1999. Excluding the impact of favorable foreign currency translations, total expenses, excluding special charges, increased 14% and 20% for the three and six months ended June 30, 2000, respectively.

      Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) increased $0.9 million, or 3%, during the second quarter of 2000 compared to the same period of 1999. Excluding the impact of favorable foreign currency translations, direct costs of services increased 8%. This increase was primarily due to increased marketing expenses, mainly a result of the Company's Internet initiative.

      Direct costs of services increased $6.6 million, or 17%, in the first half of 2000 as compared to the same period in 1999. Excluding the impact of favorable foreign currency translations, direct costs of services increased 21%. This increase was also primarily due to increased marketing expenses, a direct result of the Company's Internet initiative. The increase in marketing expenses during the first six months of 2000 was partially offset by a decrease in direct costs associated with live auction sales resulting from the lower number of lots sold during the period.

      Excluding special charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $79.3 million for the second quarter of 2000, an increase of 14% compared to the second quarter of 1999. For the six months ended June 30, 2000, these expenses increased $22.4 million, or 17%, compared to the same period in 1999. Excluding the impact of favorable foreign currency translations, all other operating expenses, excluding special charges, increased 16% and 19% for the three and six months ended June 30, 2000.

      For the three months ended June 30, 2000 the increase in all other operating expenses was principally due to a $6.7 million, or 18%, increase in salaries and related costs and a $2.2 million, or 56%, increase in depreciation and amortization. Excluding the impact of favorable foreign currency translations, salaries and related costs and depreciation and amortization increased 21% and 59%, respectively. For the six months ended June 30, 2000 these increases were principally due to a $12.5 million, or 17%, increase in salaries and related costs, $4.9 million, or 9%, increase in general and administrative expenses and a $4.9, or 68%, increase in depreciation and amortization. Excluding the impact of favorable foreign currency translations, salaries and related costs, general and administrative expenses and depreciation and amortization increased 20%, 11% and 71%, respectively. The increase in salaries and related costs was primarily the result of the Internet initiative. Also, impacting the year-to-year comparison of salaries and related costs was a reduction of accrued compensation costs, recorded in the second quarter of 1999, of approximately $4.2 million previously expensed by the Company for its 1997 Performance Share Purchase Plan grant for which there was no comparable event in 2000. During the second quarter of 1999, the Company's management determined that fulfillment of the financial performance criteria for the 1997 grant (necessary for these options to ultimately become exercisable under the terms of the plan) was not likely to be achieved. The increase in general and administrative expenses was primarily due to Internet related expenses, higher professional fees, increased travel and entertainment expenses resulting from the competitive environment for consignments and increased Information Technology costs. The increase in depreciation was primarily related to the commencement of depreciation on the York Property in the fourth quarter of 1999 and other capital projects that were placed in service subsequent to the second quarter of 1999.

      Total Internet related expenses amounted to $13.9 million and $33.2 million for the three and six months ended June 30, 2000, respectively. Internet related expenses decreased 28% from the first quarter of 2000. This decrease is due to higher marketing costs associated with the launch of sothebys.com and sothebys.amazon.com during the first quarter of 2000. For the three and six months ended June 30, 1999, total Internet related expenses were $8.5 million and $10.8 million, respectively. These expenses include primarily marketing and salary and related costs. Internet costs will continue to have a dilutive effect on the Company's results in the near term. The Company will evaluate its current costs and future expenditures for sothebys.com and sothebys.amazon.com in conjunction with the Company's strategic and operational review as discussed below.

      In May 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation has reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions. The Company has been informed that it is now a target of the investigation. The Company has met and is continuing to meet with the Department of Justice in order to discuss an appropriate resolution of this investigation. The European Commission and the Swiss Competition Commission are also conducting inquiries regarding commissions charged by the Company and Christie's for auction services. An earlier investigation by the Australian Competition Commission has been closed without any action being taken.

      A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of the federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints have been filed against the Company and certain of its officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And a number of shareholder derivative suits have been filed against the Directors of the Company based on allegations related to the foregoing lawsuits and investigations. Although the outcome of the investigation by the Department of Justice, other governmental inquiries and investigations and these various lawsuits cannot presently be determined, any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations. For the three and six months ended June 30, 2000, the Company recorded special charges of $2.0 million and $3.8 million, respectively, primarily for legal and other professional fees relating to the foregoing investigations and lawsuits. (See Statement on Forward Looking Statements.)

      Net interest expense increased $2.5 million and $3.9 million for the three and six months ended June 30, 2000, respectively. This increase was primarily a result of higher borrowings in the current year, higher interest rates and related fees related to the new credit facility, lower capitalized interest related to the York Property in

      2000 and an additional month of interest expense in 2000 related to the bonds issued in February 1999.

      The consolidated effective tax rate was 36% for the three and six months ended June 30, 2000 compared to 37% for the same period in 1999.

      For the second quarter of 2000, the Company's net income decreased 5% to $30.0 million from net income of $31.7 million in the second quarter of 1999. Diluted earnings per share for the second quarter of 2000 decreased to $0.51 per share from $0.53 per share for the second quarter of 1999. The impact on diluted earnings per share related to the Company's Internet operating loss was ($0.12) per share for the quarter ended June 30, 2000. For the six months ended June 30, 2000, net income decreased $21.2 million compared to the same period in 1999. Diluted earnings per share for the first half of 2000 decreased to $0.02 from $0.38 in the first half of 1999. The impact on diluted earnings per share related to the Company's Internet operating loss was ($0.30) per share for the six months ended June 30, 2000. The Company expects that its continued investments in the Internet initiative, subject to the Company's strategic and operational review (discussed below), lack of scheduled significant single-owner sales, and costs related to the investigation by the Department of Justice, other governmental inquiries and investigations and civil lawsuits will continue to have a dilutive effect on the Company's results in the near term.

      As a result of the competitive environment in the international art auction marketplace, management has commenced a comprehensive strategic and operational review of the Company's businesses. This review is expected to be completed in the fourth quarter of 2000.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's net debt position (total debt, which includes short-term borrowings, commercial paper and long-term debt, less cash and cash equivalents) totaled $120.7 million at June 30, 2000 compared to a net debt position of $57.2 million and $33.4 million at December 31, 1999 and June 30, 1999, respectively. The increase in the net debt position as of June 30, 2000 compared to December 31, 1999 and June 30, 1999 was primarily due to the use of proceeds from borrowings under the Credit Agreement, as defined below. Working capital (current assets less current liabilities) at June 30, 2000 was $240.6 million compared to $159.5 million and $205.3 million at December 31, 1999 and June 30, 1999, respectively.

      The Company's client loan portfolio decreased to $180.0 million at June 30, 2000 from $190.8 million at December 31, 1999. These amounts include $59.6 million and $42.5 million of loans which have a maturity of more than one year at June 30, 2000 and December 31, 1999, respectively.

      The Company relies on internally generated funds and borrowings to meet its financing requirements. As a result of the events related to the Department of Justice investigation and other related investigations and civil lawsuits, as discussed previously, the Company amended and restated its $300 million Bank Credit Agreement during the first quarter of 2000. Under the amended and restated Bank Credit Agreement (the "Credit Agreement"), the Company has up to $300 million of committed senior secured financing with an international banking syndicate arranged through the Chase Manhattan Bank available through July 11, 2001. The Company's obligations under the Credit Agreement are secured by substantially all the assets of the Company and its domestic subsidiaries. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. The Company incurred arrangement and amendment fees of $3.6 million, which are being amortized over the term of the commitment. The Company may also issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. The amount available for issuance under the commercial paper program is reduced by the amount of outstanding borrowings under the Credit Agreement. At June 30, 2000 there was no commercial paper outstanding. The Company supports any short-term notes issued under its U.S. commercial paper program with its committed credit facility under the Credit Agreement. The amount available for borrowings under the Credit Agreement is reduced by the outstanding commercial paper. Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, under which $100 million was available for issuance as of June 30, 2000. During the first quarter of 2000, Moody's Investors Service, Standard and Poor's Rating Group and other credit agencies downgraded the Company's long-term and short-term credit ratings. Both ratings remain on review.

      For the six months ended June 30, 2000, the Company's primary sources of liquidity were derived from collections of outstanding accounts receivables and from borrowings under the Credit Agreement. The most significant cash uses during the first six months of 2000 were payments to consignors, Internet spending and capital expenditures.

      Capital expenditures, consisting primarily of costs associated with the construction of the York Property, as defined below, totaled $19.4 million and $46.2 million for the first six months of 2000 and 1999, respectively. The decrease in expenditures in 2000 as compared to 1999 was due primarily to lower spending on the York Property construction and computer and software costs during the first six months of 2000. The capital expenditures relating to the construction of the Company's current facility on York Avenue ("the York Property") are currently estimated to be in the range of $151 million, of which the Company has paid approximately $122.2 million through July 31, 2000. As of July 31, 2000, the Company had outstanding financial commitments in relation to this project of approximately $6.7 million. In July 2000, York Avenue Development, Inc. ("York"), a wholly owned subsidiary of Sotheby's Inc. (itself a wholly owned subsidiary of the Company), purchased the York Property pursuant to a pre-existing option. The Company believes that it has sufficient capital resources to carry out planned capital spending relating to this project.

      While the Company paid shareholder dividends in the first and second quarters of 1999, due to the significant cash needs required for the funding of the Internet initiative, the completion of the construction of the York Property, as well as uncertainties surrounding the Department of Justice investigation and other related investigations and civil lawsuits, the Company did not declare a cash dividend for the first and second quarters of 2000. Management believes that this is an appropriate decision due to the Company's present and anticipated cash needs. Management will continue to assess the dividend in conjunction with operating results, capital spending needs, internet spending requirements and developments in the Department of Justice investigation and other related investigations and civil lawsuits.

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

      The Company currently believes that current cash balances, operating cash flows and borrowings under the Credit Agreement will be adequate to meet its operating needs and capital requirements over the next twelve months, which include the funding of the Company's client loan program, peak seasonal working capital requirements, other short-term commitments to consignors, the project on the York Property and the Company's Internet initiative, subject to the resolution of the Department of Justice investigation and other related investigations and civil lawsuits, as discussed previously. The Company's current Credit Agreement is available through July 11, 2001. An extension, amendment or restatement of the current Credit Agreement will be necessary to supplement operating cash flows to meet long-term operating needs and capital requirements, subject to the resolution of the Department of Justice investigation and other related investigations and civil lawsuits. Alternatively, the Company currently believes that it has other options available for long-term capital resources and is currently evaluating such items. Although the Company currently believes it is likely to secure long-term funding, there can be no guarantee that such funding will be available under terms acceptable to the Company. If the Company is unable to obtain such long-term funding, this could have a material adverse effect on the Company's business, results of operations and/or financial condition. (See Statement on Forward Looking Statements).

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

      In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," an amendment to SFAS No. 133. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company will adopt this Statement concurrently with SFAS No. 133.

      In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. SAB 101 is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

      The Company is currently evaluating the impact that the adoption of these FASB statements and the Staff Accounting Bulletin will have on its financial position and results of operations.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company continuously evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The market risk of the Company's financial instruments has not changed significantly as of June 30, 2000 from that set forth in the Form 10-K.

      At June 30, 2000, the Company has $41.5 million of notional value forward currency contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts. The carrying amount of these contracts approximates their fair value at June 30, 2000.


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

      (3) Competition with other auctioneers and art dealers, including Internet auction sites.

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

      (10)  The demand for Real Estate.

      (11)  The effects of Market Risk.

      (12)  The extension, amendment or restatement of the Credit Agreement.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In May 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation has reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions. The Company has been informed that it is now a target of the investigation. The Company has met and is continuing to meet with the Department of Justice in order to discuss an appropriate resolution of this investigation. The European Commission and the Swiss Competition Commission are also conducting inquiries regarding commissions charged by the Company and Christie's for auction services. An earlier investigation by the Australian Competition Commission has been closed without any action being taken.

A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints have been filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And a number of shareholder derivative suits have been filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. Although the outcome of the investigation by the Department of Justice, other governmental inquiries and investigations and these various lawsuits cannot presently be determined, any loss resulting from these matters could well have a material impact on the Company's financial condition and/or results of operations. The amount of any such loss is not currently estimable. (See Statement on Forward Looking Statements contained in Part I).

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

On February 23, 2000, the United States District Court for the Southern District of New York entered an Order consolidating all of the actions filed in that court. Pursuant to the Court's consolidation Order, plaintiffs filed a consolidated complaint on March 15, 2000, captioned IN RE AUCTION HOUSE ANTITRUST LITIGATION, No. 00 Civ. 0648. On April 12, 2000, Sotheby's filed an answer to the consolidated complaint, denying the material allegations contained therein. On April 14, 2000, plaintiffs filed a Second Consolidated Amended Complaint. The Company answered this amended complaint on May 30, 2000.

On April 20, 2000, the Court granted plaintiffs' motion to certify the consolidated litigation as a class action. On May 26, 2000, the Court appointed the firm of Boies, Schiller & Flexner to act as lead counsel in the consolidated action.

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

On May 11, 2000 the United States District Court for the Southern District of New York issued an order consolidating the shareholder class action complaints referred to above, and styling the consolidated shareholders' litigation as: IN RE SOTHEBY'S HOLDINGS INC. SECURITIES LITIGATION, No. 00 Civ. 1041 (DLC). This order also appointed an interim lead plaintiff (the "Lead Plaintiff") and interim lead counsel ("Lead Counsel"). On May 19, 2000 Lead Plaintiff submitted a consolidated amended complaint, alleging violations of Sections 10(b) and 20(a) of the

Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder (the "Complaint"). The Complaint names as defendants the Company, Sotheby's Inc.,
A. Alfred Taubman, Diana D. Brooks and certain other officers of the Company. The Complaint seeks to recover damages in unspecified amounts on behalf of Lead Plaintiff and a class of all other purchasers of the Company's common stock during the period February 11, 1997 through February 18, 2000. On June 16, 2000, the Company and each of the other defendants named in the Complaint moved to dismiss the Complaint on the grounds that the Complaint fails to state a claim and, with respect to certain defendants, fails to plead fraud with sufficient particularity. The motion to dismiss is pending before the Court. On July 19, 2000 the Court entered an order certifying a class of plaintiffs consisting of all persons and entities that purchased the Class A Common Stock of the Company during the period from February 11, 1997 until February 18, 2000, inclusive, and who sustained a loss thereby.

On May 11, 2000 the United States District Court for the Southern District of New York issued an order consolidating the shareholder derivative complaints referred to above, and styling the consolidated shareholders' derivative litigation as: IN RE SOTHEBY'S HOLDINGS INC. DERIVATIVE LITIGATION, No. 00 Civ. 1373 (DLC). This order also appointed an interim lead counsel ("Lead Derivative Counsel") for all plaintiffs in the consolidated derivative actions. On May 19, 2000 Lead Derivative Counsel filed an amended verified shareholder derivative complaint (the "Derivative Complaint"), naming as defendants certain of the Company's current and former directors and officers, and naming the Company and Sotheby's Inc. as nominal defendants. The Derivative Complaint seeks an unspecified amount of damages based on alleged breaches of fiduciary duty, gross mismanagement and constructive fraud arising from the alleged agreements between the Company and Christie's. On June 19, 2000, the Court issued an order approving a stipulation between the parties to extend, until September 14, 2000, the time in which defendants must respond to the Derivative Complaint, in order to provide the Company and its Board of Directors an opportunity to consider and address the Derivative Complaint.

Two additional derivative actions have also been filed: HUSCHER V. CURLEY, Case No. 00-021379-CZ (Mich. Cir. Ct. Oakland County) (filed March 3, 2000); and WEISS V. CURLEY, No. 00 Civ. 3807 (DLC) (S.D.N.Y.) (filed May 22, 2000). These complaints contain substantially identical allegations to those in the Derivative Complaint. The Company has not yet answered or otherwise responded to these additional complaints.

In addition, the Company's Board of Directors has received three letters on behalf of putative shareholders (including letters from the named plaintiffs in the HUSCHER and WEISS actions referenced above), requesting that the Company investigate and commence litigation against the individuals responsible for the possible damage to the Company and

Sotheby's Inc. resulting from the alleged agreements between the Company and Christie's.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 3, 2000, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were: (i) the approval of an amendment of the Company's Amended and Restated By-Laws, as amended, to increase the maximum number of directors from fifteen to sixteen; (ii) the election of four directors by the holders of Class A Common Stock; (iii) the election of twelve directors by the holders of Class B Common Stock; (iv) the approval of an amendment to the Sotheby's Holdings, Inc. 1997 Stock Option Plan; and (v) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 2000. All nominees were elected, and all proposals passed. The results of the voting are shown below:


APPROVAL OF AMENDMENT TO BY-LAWS

202,137,901      Votes were cast;
176,753,722      Votes were cast for the Resolution;
 25,367,768      Votes were cast against the Resolution; and
     16,411      Votes abstained;


ELECTION OF CLASS A DIRECTORS

NOMINEES                              FOR             AGAINST          WITHHELD

George Blumenthal                 36,964,068             0              222,503
Steven B. Dodge                   36,963,676             0              222,895
Dr. Henry G. Jarecki              36,525,614             0              661,137
Brian S. Posner                   36,962,119             0              224,452

ELECTION OF CLASS B DIRECTORS

NOMINEES                                FOR             AGAINST         WITHHELD

Conrad Black                        164,951,330            0              0
Viscount Blakenham                  164,951,330            0              0
Max M. Fisher                       164,951,330            0              0
The Marquess of Hartington          164,951,330            0              0
Henry R. Kravis                     164,951,330            0              0
Jeffrey H. Miro                     164,951,330            0              0
Sharon Percy Rockefeller            164,951,330            0              0
William F. Ruprecht                 164,951,330            0              0
Michael I. Sovern                   164,951,330            0              0
Robert S. Taubman                   164,951,330            0              0
Robin Woodhead                      164,951,330            0              0
Deborah Zoullas                     164,951,330            0              0


APPROVAL OF AMENDMENT TO 1997 STOCK OPTION PLAN

197,347,146      Votes were cast;
192,643,234      Votes were cast for the Resolution;
  4,676,245      Votes were cast against the Resolution; and
     27,667      Votes abstained;


RATIFICATION OF INDEPENDENT AUDITORS

202,137,901      Votes were cast;
201,648,852      Votes were cast for the Resolution;
    463,063      Votes were cast against the Resolution; and
     25,986      Votes abstained;



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits
                 27. Financial Data Schedule

            (b)  Reports on Form 8-K
                 None

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES




                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 8th day of August, 2000, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.




                                      SOTHEBY'S HOLDINGS, INC.




                                      By:        /s/ Michael L. Gillis
                                                 ----------------------
                                                 Michael L. Gillis
                                                 Vice President, Controller
                                                 and Chief Accounting Officer

                                  EXHIBIT INDEX

     Exhibit No.                Description
     -----------                -----------

     27.                        Financial Data Schedule