Form 10-Q
period 2000-09-30
SOTHEBYS HOLDINGS INC
filed 2000-11-14
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000
Commission File Number 1-9750

                            Sotheby's Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                                38-2478409
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

38000 Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                          48304
-----------------------------------------                    -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:    (248) 646-2400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 31, 2000, there were outstanding 42,391,413 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,549,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1. Financial Statements:

        Consolidated Statements of Income for the Three
        and Nine Months Ended September 30, 2000 and 1999                    3

        Consolidated Balance Sheets at September 30, 2000,
        December 31, 1999 and September 30, 1999                             4

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2000 and 1999                        5

        Notes to the Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                               18

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                         32

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                   34

Item 4. Submission of Matters to a Vote of Security Holders                 39

Item 6. Exhibits and Reports on Form 8-K                                    39

SIGNATURE                                                                   40

EXHIBIT INDEX                                                               41

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Income
Sotheby's Holdings, Inc. and Subsidiaries
(Unaudited)

                                                             For the Three Months      For the Nine Months
                                                              Ended September 30,      Ended September 30,
                                                            ======================    ======================
                                                               2000         1999         2000         1999
============================================================================================================
(Thousands of dollars, except per share data)
Revenues:

Auction and related                                         $  27,946    $  32,677    $ 207,538    $ 216,036
Other                                                          14,606       12,598       47,145       38,452
------------------------------------------------------------------------------------------------------------
Total revenues                                                 42,552       45,275      254,683      254,488

Expenses:

Direct costs of services                                        8,587       11,503       53,449       49,740
Salaries and related costs                                     39,956       35,927      126,067      109,491
General and administrative                                     25,804       31,711       84,483       85,511
Depreciation and amortization                                   5,727        4,087       17,889       11,312
Special charges                                               184,766           --      188,583           --
------------------------------------------------------------------------------------------------------------
Total expenses                                                264,840       83,228      470,471      256,054
============================================================================================================

Operating loss                                               (222,288)     (37,953)    (215,788)      (1,566)

Interest income                                                 1,706          844        4,553        2,791
Interest expense                                               (5,133)        (490)     (12,802)      (3,347)
Other expense                                                    (170)        (110)        (365)        (396)
------------------------------------------------------------------------------------------------------------

Loss before taxes                                            (225,885)     (37,709)    (224,402)      (2,518)

Income tax benefit                                             41,706       13,952       41,173          932
------------------------------------------------------------------------------------------------------------

Net Loss                                                    ($184,179)   ($ 23,757)   ($183,229)   ($  1,586)
============================================================================================================

Basic Loss Per Share                                        ($   3.13)   ($   0.41)   ($   3.11)   ($   0.03)
============================================================================================================

Diluted Loss Per Share                                      ($   3.13)   ($   0.41)   ($   3.11)   ($   0.03)
============================================================================================================

Basic Weighted Average Shares Outstanding (in millions)          58.9         58.5         58.9         57.8
============================================================================================================

Diluted Weighted Average Shares Outstanding (in millions)        58.9         58.5         58.9         57.8
============================================================================================================

Dividends Per Share                                                --    $    0.10           --    $    0.30
============================================================================================================

See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries

                                                                                  September 30,   December 31,  September 30,
                                                                                      2000           1999           1999
                                                                                  (UNAUDITED)                    (UNAUDITED)
============================================================================================================================
(Thousands of dollars)
Assets
Current Assets
Cash and cash equivalents                                                          $    85,895    $    42,319    $     3,817
Accounts and notes receivable, net of allowance
for doubtful accounts of $9,816, $11,085 and $10,155
Accounts receivable                                                                    158,946        495,986        242,590
Notes receivable                                                                       131,034        145,359        121,536
Settlement recovery - Related Party                                                    186,000             --             --
----------------------------------------------------------------------------------------------------------------------------
        Total Accounts and Notes Receivable, Net                                       475,980        641,345        364,126

Inventory, net                                                                          19,322         20,843         29,347
Income tax receivable                                                                   15,195             --             --
Deferred income taxes                                                                   12,986         12,986         14,595
Prepaid expenses and other current assets                                               34,210         18,754         29,696
----------------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                           643,588        736,247        441,581

Notes receivable                                                                        51,010         42,535         31,724
Properties, less allowance for depreciation
  and amortization of $82,631, $72,463 and $68,588                                     237,295        232,661        207,931
Intangible assets, less allowance for
  amortization of $16,276, $15,903 and $18,539                                          22,689         24,124         34,228
Investments                                                                             37,262         35,982         36,457
Other assets                                                                             2,883          1,238          1,463
----------------------------------------------------------------------------------------------------------------------------
        Total Assets                                                               $   994,727    $ 1,072,787    $   753,384
============================================================================================================================

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                                  $    89,356    $   422,552    $   145,216
Short-term borrowings                                                                  157,000            272          4,763
Accounts payable and accrued liabilities                                                55,774        126,263        102,561
Deferred revenues                                                                       10,086          7,273         14,051
Accrued income taxes                                                                        --         20,427         19,243
Short-term settlement liability                                                        291,211             --             --
----------------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                      603,427        576,787        285,834

Long-Term Liabilities
Long-term debt                                                                          99,319         99,275         99,261
Deferred income taxes                                                                    7,228          9,126         11,283
Long-term settlement liability                                                          77,045             --             --
Other liabilities                                                                       14,294         10,555         12,722
----------------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                              801,313        695,743        409,100

Shareholders' Equity
Common Stock, $0.10 par value                                                            5,898          5,885          5,880
  Authorized shares - 125,000,000 of Class A and 75,000,000 of
  Class B Issued and outstanding shares - 42,363,373, 42,258,393 and
  41,804,368 of Class A and 16,585,650, 16,585,650 and 16,979,299
  of Class B, at September 30, 2000, December 31, 1999 and
  September 30, 1999, respectively
Additional paid-in capital                                                             158,163        156,125        157,470
Retained earnings                                                                       45,030        228,261        199,695
Accumulated other comprehensive income                                                 (15,677)       (13,227)       (18,761)
----------------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                    193,414        377,044        344,284
----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities And Shareholders' Equity                                $   994,727    $ 1,072,787    $   753,384
============================================================================================================================

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)

Nine Months Ended September 30,                                                    2000         1999
======================================================================================================
(Thousands of dollars)
Operating Activities:
Net Loss                                                                        ($183,229)   ($  1,586)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                                   17,889       11,312
   Deferred income taxes                                                           (1,947)       1,590
   Tax benefit of stock option exercises                                              121        4,716
   Asset provisions                                                                 2,667        2,642
   Other                                                                              390           --

Changes in assets and liabilities:
   Decrease in accounts receivable                                                327,189       62,765
   Decrease (increase) in inventory                                                    46      (14,305)
   Increase in prepaid expenses and other current assets                          (16,242)      (5,694)
   Increase in income taxes receivable                                            (15,236)          --
   Decrease (increase) in other assets                                                265       (1,895)
   Settlement recovery                                                           (186,000)          --
   Short-term and long-term settlement liabilities                                368,256           --
   Decrease in due to consignors                                                 (328,797)    (145,440)
   Decrease in accrued income taxes                                               (20,207)     (19,977)
   Decrease in accounts payable and accrued liabilities and other liabilities     (58,045)      (3,915)
------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                          (92,880)    (109,787)

Investing Activities:
Increase in notes receivable                                                     (104,275)    (129,223)
Collections of notes receivable                                                   109,716      125,985
Capital expenditures                                                              (27,715)     (86,711)
(Increase) decrease in investments                                                 (1,280)         281
------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                          (23,554)     (89,668)

Financing Activities:
Increase in short term borrowings and long-term debt                              159,759      101,776
Proceeds from exercise of stock options                                             1,540        3,385
Proceeds from issuance of common stock                                                 --       35,440
Proceeds from issuance of warrant to purchase common stock                             --       10,000
Dividends                                                                              --      (18,102)
------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                      161,299      132,499

Effect of exchange rate changes on cash                                            (1,289)        (465)
------------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                              43,576      (67,421)
Cash and cash equivalents at beginning of period                                   42,319       71,238
------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                 $  85,895    $   3,817
======================================================================================================

Income taxes paid                                                               $   7,378    $   6,557
======================================================================================================

Interest paid (net of capitalized interest)                                     $  12,364    $   1,023
======================================================================================================
Non Cash investing activities:
     Capital asset and lease obligation additions                                      --    $  12,635
======================================================================================================

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

      In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2000 and 1999 have been included.

2. Accounts and Notes Receivable

      The Company provides collectors, estates and dealers with financing generally secured by works of art that the Company typically controls. The Company also makes unsecured loans to collectors and dealers. These unsecured loans totaled $58.4 million, $49.7 million and $42.3 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

      The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose loans to collectors, estates or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with estates, dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws the Company's ability to realize on its collateral may be limited or delayed by the application of such laws.

      The Company purchases works of art for resale, either as sole investor for its own account or with art dealers who participate in the purchase and resale and whose purchases are financed by unsecured loans from the Company. Any net profit or loss generated by these transactions with art dealers is shared by the Company and the dealer. The total of all such unsecured loans was $36.7 million, $27.6 million and $23.4 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

      As of September 30, 2000, no individual loan or group of related loans amounted to more than 10% of the Company's notes receivable (current and non-current).

      Following are the changes in the allowance for credit losses relating to both current and non-current notes receivable for the nine months ended September 30, 2000 and 1999 (in thousands):

                                                          2000           1999

        Allowance for credit losses
         at December 31, 1999 and 1998                   $ 2,904        $ 2,874
        Provisions                                            --             --
        Write-offs                                          (338)            --
        Other                                                (55)            (6)
                                                         -------        -------
        Allowance for credit losses
         at September 30, 2000 and 1999                  $ 2,511        $ 2,868
                                                         =======        =======

      As of September 30, 2000, an amount equal to approximately 22% of the Company's accounts receivable balance was due from one purchaser.

3. Credit Arrangements

      During the first quarter of 2000, the Company amended and restated its Bank Credit Agreement (the "Credit Agreement") with its existing banking group. Borrowings under the Credit Agreement are available for general corporate purposes. Under the Credit Agreement, the Company has up to $300 million of committed senior secured financing with an international syndicate of banks arranged through Chase Manhattan Bank available through July 11, 2001. (See Item 2: Management's Discussion and Analysis of Results of Operations and

      Financial Condition, under Liquidity and Capital Resources.) The amount available for borrowings under the Credit Agreement is reduced by the amount of outstanding commercial paper borrowings, if any. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. Borrowings under the Credit Agreement are permitted in either U.S. dollars or Pounds Sterling. Interest rates on borrowings under the Credit Agreement are determined on a pricing matrix based on the Company's long-term debt rating assigned by Standard & Poor's Ratings Group and Moody's Investor Services. Commitment fees are determined on a similar pricing matrix based on the Company's long-term debt rating and charged quarterly in arrears. The Company incurred arrangement and amendment fees of $3.6 million in connection with amending and restating the Credit Agreement, which are being amortized over the term of the commitment.

      In connection with the Company's settlements of certain civil antitrust and shareholder class action litigation and its plea agreement with the Department of Justice, the Company amended the Credit Agreement in November 2000 (the "Amended Credit Agreement"). (See Note 5 below and Part II, Item 1 "Legal Proceedings" for additional information related to the settlements and the plea agreement.) The principal purpose of the Amended Credit Agreement is to adjust the financial covenants contained in the Credit Agreement to reflect the terms of the settlements and the plea agreement and the Company's obligations thereunder. The amendments contained in the Amended Credit Agreement, among other things, adjust certain of the financial covenants, including the covenants requiring the Company to maintain a minimum net worth and to meet certain leverage ratio and interest coverage ratio tests. The Amended Credit Agreement retains the covenant that requires the Company to limit dividend payments. The Company currently expects to incur arrangement and amendment fees in connection with adjusting the financial covenants contained in the Amended Credit Agreement in the range of $1.6 million, which will be amortized over the remaining term of the commitment. At September 30, 2000, the Company had outstanding short-term borrowings of $157 million under this facility at a weighted average interest rate of 8.36%.

      In February 1999, the Company sold a tranche of senior unsecured long-term debt securities (the "Notes"), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98%. If and to the extent required under the Indenture pursuant to which the Notes were issued and subject to certain exceptions contained in the Indenture, the security documents executed in connection with the

      Amended Credit Agreement provide that the obligations under the Notes shall be secured equally and ratably with that portion of the obligations under the Amended Credit Agreement that exceed the permitted exceptions contained in the Indenture.

      The Company may issue up to $300 million in notes under its U.S. commercial paper program. The amount available for issuance under the commercial paper program is reduced by the amount of outstanding borrowings under the Amended Credit Agreement. At September 30, 2000 there were no outstanding commercial paper borrowings. At September 30, 2000 there were no amounts outstanding under foreign bank lines of credit.

      Short-term borrowings and long-term debt consist of the following (in thousands):

                                                      As of
                                      ------------------------------------------

                                      September 30,  December 31,  September 30,
                                          2000          1999          1999
                                        --------      --------      --------

      Short-term borrowings:
       Borrowings under the
        Amended Credit Agreement        $157,000      $     --      $     --
       Other                                  --           272         4,763

      Long-term debt:
       Long-term debt securities
        (net of unamortized
        discount of $681, $725
        and $739)                         99,319        99,275        99,261
                                        --------      --------      --------

      Total                             $256,319      $ 99,547      $104,024
                                        ========      ========      ========

4. Comprehensive Loss

      Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income
      (loss). The Company's comprehensive loss included the net loss for the three and nine months ended September 30, 2000 and 1999 as well as other comprehensive loss, which consisted of the change in the foreign currency translation adjustment account during such periods. Comprehensive loss for the three months ended September 30, 2000 and 1999 amounted to ($186.3) million and ($23.7) million, respectively, and for the nine months ended September 30, 2000 and 1999 amounted to ($185.7) million and ($5.2) million, respectively.

5. Special Charges

      In April 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions.

      A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints were filed against the Company and certain directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations.

      On September 24, 2000, the Company agreed to settle, subject to court approval, the civil antitrust litigation relating to auctions conducted in the United States (the "U.S. Antitrust Litigation") and the shareholder class action litigation (the "Shareholder Litigation"). The Company entered into the settlement agreements for the aforementioned litigation without any admission of liability.

      According to the terms of the U.S. Antitrust Litigation settlement, the Company will deposit in an escrow account: (a) $100 million in cash within 30 days of preliminary court approval of the settlement, (b) an additional $106 million in cash within 30 days of final court approval of the settlement and (c) vendor's commission discount certificates with a fair market value of $50 million within 30 days of final court approval of the settlement. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B common stock, the Company's former chairman and a co-defendant in the U.S. Antitrust Litigation, will fund $156 million of the cash payments due under the terms of the U.S. Antitrust Litigation settlement. The amount to be funded by A. Alfred Taubman is to be paid to the Company as follows: (a) $50 million within 29 days of preliminary court approval of the settlement and (b) $106 million within 29 days of final court approval of the settlement. For the three and nine months ended September 30, 2000, the Company recorded a special charge of $100 million (pre-tax) relating to the settlement of the U.S. Antitrust Litigation. Preliminary court approval is anticipated during the fourth quarter of 2000 and final court approval is anticipated in the first quarter of 2001. However, there may be objections to the settlement agreement by class members, and neither approval by the court nor its timing can be predicted with certainty.

      According to the terms of the Shareholder Litigation settlement, the Company will deposit in an escrow account: (a) $30 million in cash within 30 days of the court's approval of notice to potential class members and the court's setting a date for the hearing to consider final approval of the settlement and (b) Sotheby's Class A Common Stock with a value of $40 million or, at the Company's option, $40 million in cash within 30 days of final court approval of the settlement. The Company currently expects to issue stock. These shares, if issued, would have a dilutive effect on the Company's earnings per share subsequent to their issuance. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B common stock, the Company's former chairman and a co-defendant in the Shareholder Litigation, will fund the $30 million of cash payments due under the terms of the Shareholder Litigation settlement. The amount to be funded by A. Alfred Taubman is to be paid to the Company no later than one day before the Company is required to pay its portion of the Shareholder Litigation settlement. For the three and nine months ended September 30, 2000, the Company recorded a special charge of $40 million (pre-tax) relating to the settlement of the Shareholder Litigation. Court approval of the form of notice to be sent to potential class members is anticipated during the fourth quarter of 2000 and final court approval is anticipated in the first quarter of 2001. However, there may be objections to the settlement agreement by class members, and neither approval by the court nor its timing can be predicted with certainty.

      On October 5, 2000, the Company entered into a plea agreement, subject to court approval of the plea agreement and the sentence, with the DOJ. In connection with the plea agreement, the Company pled guilty to a one-count violation of United States antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the United States and elsewhere and agreed to a fine of $45 million payable without interest over a period of five years as follows: (a) $3 million due 120 days after the sentencing date, (b) $3 million due one year after the sentencing date, (c) $6 million due two years after the sentencing date, (d) $6 million due three years after the sentencing date, (e) $12 million due four years after the sentencing date and (f) $15 million due five years after the sentencing date. For the three and nine months ended September 30, 2000, the Company recorded a special charge of $34.1 million (pre-tax) relating to the plea agreement with the DOJ. This amount represents the present value of the amount due to the DOJ discounted at the Company's approximate cost of borrowing. The $10.9 million discount on the amount payable will be amortized to interest expense over the payment period. A further court proceeding has been scheduled for December 4, 2000, at which time the court may decide whether to approve the plea and the sentence, but neither approval by the court nor its timing can be predicted with certainty.

      Included in special charges for the three and nine months ended September 30, 2000 is $8.1 million (pre-tax) related to the Company's agreement with Amazon.com, Inc. as discussed in more detail in Note 8 below. This amount represents the present value of the amount due to Amazon.com, Inc. discounted at the Company's approximate cost of borrowing. The $1.4 million discount on the amount payable will be amortized to interest expense over the payment period.

      For the three and nine months ended September 30, 2000, the Company recorded pre-tax special charges of $2.5 million and $6.3 million, respectively, consisting primarily of legal and other professional fees related to the investigation by the DOJ, other governmental inquiries and investigations, and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed above and in Note 6 below.

6. Commitments and Contingencies

      The European Commission and the Swiss Competition Commission are conducting inquiries regarding commissions charged by the Company and Christie's for auction services. Also, a number of class action complaints have been filed against the Company alleging violations of state antitrust laws and violations of federal antitrust laws in connection with auctions outside the United States, in each case based upon alleged agreements between Christie's and the Company regarding commission pricing. (See Part II, Item 1 "Legal Proceedings" for additional information.) The Company's agreement with A. Alfred Taubman provides for the Company and Mr. Taubman to share equally any liability in the antitrust class action litigation relating to auctions outside the United States. Although the outcome of these inquiries and lawsuits cannot presently be determined, any loss resulting from these inquiries and lawsuits could have a material impact on the Company's financial condition, liquidity and/or results of operations. The amount of any such loss is not currently estimatable.

      As discussed previously in Note 5, the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ are subject to court approval. See Note 5 above and Part II,
      Item 1 "Legal Proceedings" for further discussion related to the U.S. Antitrust Litigation, the Shareholder Litigation and the investigation by the DOJ.

      The Company, in the normal course of business, is also a defendant in various other legal actions.

      During the first quarter of 2000, the Compensation Committee of the Board of Directors (the "Compensation Committee") awarded a special grant of 3 million stock options under the terms of the 1997 Stock Option Plan in addition to the normal annual grant and approved a cash award pool of up to $7 million for the retention of certain key employees. Key employees granted such a cash award will receive a cash payment upon fulfillment of full-time employment through February, 2002. Any employee granted a cash award who leaves the Company prior to such date will forfeit his or her right to payment. The cash awards will be expensed in February, 2002 in an amount equal to the total payments made to all key employees under this program.

      During the fourth quarter of 2000, the Compensation Committee awarded an additional special grant of 2 million stock options under the terms of the 1997 Stock Option Plan and approved special recognition bonuses of up to $9.8 million for certain key employees, which will be paid and expensed in the fourth quarter of 2000. The Compensation Committee also approved an additional cash award pool of up to $17.3 million for the retention of certain key employees through 2002. Up to $10.7 million of this pool is available to be awarded to key employees who maintain full time employment with the Company through February 2002, and up to $6.6 million of this pool is available to be awarded to key employees who maintain full-time employment with the Company through September 2002. Any employee granted a cash award who leaves the Company prior to such date will forfeit his or her right to payment. The cash awards will be expensed in February, 2002 and September, 2002 in amounts equal to the total payments made to all key employees under this program.

      In conjunction with the client loan program (see Note 2 above), the Company enters into legally binding arrangements to lend, generally on a collateralized basis, to potential consignors and other individuals who have collections of fine art and other objects. Unfunded commitments to extend additional credit were approximately $35.8 million at September 30, 2000.

      On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property doesn't sell, the amount of the guarantee must be paid). At September 30, 2000 and October 31, 2000, the Company had outstanding guarantees totaling approximately $5 million and $12.1 million which covers auction property having a mid-estimate sales price of approximately $6.1 million and $21.9 million, respectively. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a specified price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At September 30, 2000, $1.8 million had been funded under outstanding guarantees. At October 31, 2000, $7.8 million had been funded.

      As of October 31, 2000, the Company has outstanding financial commitments of approximately $3.6 million related to construction of the York Property.

      As of September 30, 2000, the Company has outstanding letters of credit of approximately $24.1 million primarily relating to bank guarantees on U.K. Temporary Import VAT and rental obligations primarily in Europe.

      In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the exception of the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ, which are all subject to court approval, and with the possible exception of the inquiries by the European Commission and the Swiss Competition Commission regarding commissions charged by the Company and Christie's for auction services as well as the class action complaints filed against the Company alleging violations of state antitrust laws and violations of federal antitrust laws in connection with auctions outside the United States.

      See Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition, under "Other Matters".

7. Segment Reporting

      For the three months ended September 30, 2000, the Company's operating segment information is as follows (in thousands):

                                Real                               Special
                  Auction      Estate     Finance       other       Charges       Total
                  -------      ------     -------       -----       -------       -----
Revenues         $ 27,946    $   9,151    $  4,383     $  1,072     $     --     $ 42,552
(Loss)/Profit   ($ 42,678)   $   2,254   ($     43)   ($    652)   ($184,766)   ($225,885)

      For the three months ended September 30, 1999,the Company's operating segment information is as follows (in thousands):

                                       Real
                          Auction     Estate    Finance      other       Total
                          -------     ------    -------      -----       -----
Revenues                  $32,677    $  8,001   $  3,332    $ 1,265     $45,275
(Loss)/Profit            ($39,909)   $  1,887   $    872   ($   559)   ($37,709)

      For the nine months ended September 30, 2000, the Company's operating segment information is as follows (in thousands):

                                Real                               Special
                 Auction       Estate     Finance      other       Charges       Total
                 -------       ------     -------      -----       -------       -----
Revenues         $207,538    $  29,721   $  12,584    $  4,840     $     --     $254,683
(Loss)/Profit   ($ 44,729)   $   9,341   $     483   ($    914)   ($188,583)   ($224,402)

      For the nine months ended September 30, 1999,the Company's operating segment information is as follows (in thousands):

                               Real
                 Auction      Estate      Finance      other        Total
                 -------      ------      -------      -----        -----
Revenues         $216,036    $  22,432   $  10,855    $  5,165     $254,488
(Loss)/Profit   ($  9,002)   $   4,645   $   2,526   ($    687)   ($  2,518)

8. Subsequent Event

      In October 2000, the Company announced an agreement with Amazon.com, Inc. ("Amazon") pursuant to which sothebys.amazon.com, the auction website for the sale of authenticated and guaranteed art and antiques that had been operated by the Company and Amazon pursuant to a previous co-branded site agreement, has been combined with sothebys.com, the Company's own auction website. The agreement provides for Amazon to promote the sothebys.com website and otherwise to provide marketing services relating to sothebys.com. Pursuant to the agreement, Amazon will be entitled to share in the revenues earned on sothebys.com and to receive additional performance-based payments, subject to annual minimums. The agreement also provides for releases from any potential claims relating to the operation of sothebys.amazon.com and the purchase by Amazon in July 1999 of the Company's Class A Common Stock and warrants to purchase additional shares of the Company's Class A Common Stock. The Company has determined that $9.5 million of the minimum payments required under the agreement constitutes consideration for the release of these claims and has recorded its present value of $8.1 million as part of special charges (see Note 5 above). The minimum payments will be paid ratably over the four-year term of the agreement.

9. Seasonality of Business

      The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                                        Percentage of Annual
                                                            Auction Sales
                                                    ----------------------------
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

      Following is a geographical breakdown of the Company's auction sales for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                For the Three Months      For the Nine Months
                                 Ended September 30,       Ended September 30,
                                  2000         1999         2000         1999
                               ----------   ----------   ----------   ----------

        North America          $   23,846   $   45,511   $  630,303   $  639,555
        Europe                    104,081       78,964      479,717      482,024
        Asia                        3,937        5,017       61,979       43,233
                               ----------   ----------   ----------   ----------
        Total                  $  131,864   $  129,492   $1,171,999   $1,164,812
                               ==========   ==========   ==========   ==========

      For the quarter ended September 30, 2000, worldwide auction sales of $131.9 million increased $2.4 million, or 2%, compared to the third quarter of 1999. Excluding the impact of unfavorable foreign currency translations, worldwide auction sales increased 7%. The increase in third quarter auction sales was due to a 11% increase in the average selling price per lot sold in 2000 as compared to 1999, partially offset by a 3.6% decrease in the number of lots sold. The increase in auction sales in Europe was primarily attributable to the single-owner Illuminated Manuscripts sale for which there was no comparable sale in the prior year, as well as significantly stronger results from the Old Master Paintings and Western Manuscripts sales. The decrease in North America was primarily due to the lack of a single-owner sale in 2000 comparable to the 1999 single-owner sale of the Barry Halper Collection of Baseball Memorabilia (the "Barry Halper Collection") and, to a lesser extent, decreased Wine sales. These decreases were partially offset by the commencement of Internet sales. The decrease in Asia was primarily due to weaker results from the Fine Australian and International Paintings sale in August.

      For the nine months ended September 30, 2000, worldwide auction sales increased $7.2 million, or 1%, compared to the first nine months of 1999. Excluding the impact of unfavorable foreign currency translations, worldwide auction sales increased 4%. The increase in auction sales for the first nine months of the year was due to a 7.2% increase in the average selling price per lot sold in 2000 as compared to 1999, partially offset by a 3.4% decrease in the number of lots sold. The auction sales increase in Europe (excluding the impact of unfavorable foreign currency translations) was primarily due to the third quarter sales discussed above as well as the single-owner Benacre House sale in the United Kingdom and the single-owner magnificent jewelry sale of the Marie Vergottis Collection in Geneva. Also, negatively influencing the year-to-year comparison is the 1999 single-owner sale of Important French and Italian Furniture, Porcelain, Paintings, Silver and Decorative Arts from the Estate of Dr. Giuseppe Rossi for which there was no comparable sale in 2000. The increase in Asia was primarily due to stronger results in Hong Kong, specifically from the Chinese Ceramics and Works of Art and the Jadeite Jewelry sales. The decrease in North America was primarily the result of a 73% decline in auction sales attributable to single-owner collections. Specifically, the year-to-year comparison in North America was significantly influenced by the 1999 single-owner sales of paintings and sculptures from the Collection of Mr. and Mrs. John Hay Whitney, the sale of furniture, decorative and fine arts from the Estate of Mrs. John Hay Whitney and the sale of the Barry Halper Collection for which there were no comparable sales in the current year. The unfavorable year-to-year comparison in North America was partially offset by significantly stronger Impressionist and Contemporary Art sales in the spring of 2000 as well as the commencement of Internet sales.

      The Company currently expects that its auction sales for the fourth quarter of 2000 will be lower than the comparable period in 1999 as a result of the rescheduling of the fall Impressionist and Contemporary sales in the United Kingdom. These sales, traditionally held in December of each year, have been rescheduled for February 2001. The results of such sales, included in the fourth quarter of 1999, will therefore not be reflected in the Company's results for the fourth quarter of 2000. Additionally, the Company does not have single-owner sales scheduled in the fourth quarter of 2000 comparable to the 1999 fourth quarter sales of the Collection of Eleanore and Daniel Saidenberg and Masterpieces from the Time Museum including Watches, Clocks and Scientific Instruments.

      On February 29, 2000, the Company announced a new commission structure for both buyers and sellers at its principal auction locations. The new commission structure for sellers was effective upon the announcement; the new rates for buyers became effective April 1, 2000. The Company's new seller's commission represents a reduction in the commission charged to its sellers for all levels of aggregate transactions over $100,000. For buyers in most collecting categories, the Company now charges an increased buyer's premium of 20% of the hammer price on the first $15,000, 15% on the next $85,000 up to $100,000 and 10% on any amount over $100,000 on property sold. The buyer's premium on Internet purchases is 10% of the hammer price.

      For the third quarter of 2000, worldwide auction and related revenues decreased $4.7 million, or 14%, compared to 1999. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues decreased 10%. The decrease was principally due to lower private treaty commission revenue and seller's commission revenue partially offset by higher buyer's premium revenue. The decrease in seller's commission revenue was primarily a result of the business environment in which the Company operates as discussed in more detail below, the impact of the new commission structure discussed above, a decrease in the number of lots sold at live auctions and an increase in the average selling price of lots sold at live auctions which resulted in lower seller's commission rates. The increase in buyer's premium revenue was primarily the result of the new commission structure discussed above.

      For the nine months ended September 30, 2000, auction and related revenues decreased $8.5 million, or 4%, compared to the same period in 1999. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues decreased 1%. This decrease was due primarily to lower seller's commission revenue and expense recoveries partially offset by higher buyer's premium revenue and higher private treaty commission revenue. The decrease in seller's commission revenue and the increase in buyer's premium revenue were primarily due to the factors discussed in the previous paragraph. The decrease in expense recoveries was principally the result of the business environment in which the Company operates.

      Over the past year, the business environment in the art market has become more intense and the Company has faced increased competition for consignments. In addition to the Company's traditional competitor, Christie's, other auctioneers have started to provide competition in certain areas. As a result of these factors and the impact of the new commission structure discussed above, the Company has experienced a decrease in seller's commission revenue and expense recoveries in 2000 as compared to 1999. The Company currently believes that such competition will continue. (see Statement on Forward Looking Statements)

      Other revenue increased $2.0 million, or 16%, in the third quarter of 2000 compared to the same quarter in 1999. For the nine months ended September 30, 2000, other revenue increased $8.7 million, or 23%, compared to the same period in 1999. Excluding the impact of unfavorable foreign currency translations, other revenue increased 19% and 25% for the three and nine months ended September 30, 2000, respectively. These increases were primarily due to higher revenues from the Real Estate business resulting from both increased unit sales and higher average selling prices from Company-owned and affiliated brokerage offices.

      The Company cannot at present determine the impact on future sales and future revenues of the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and the plea agreement with the DOJ, which are all subject to court approval, as well as the other outstanding governmental inquiries and civil lawsuits, as discussed in more detail below. (See Statement on Forward Looking Statements).

      Total expenses, excluding special charges, decreased $3.2 million, or 4%, in the third quarter of 2000 compared to 1999. For the nine months ended September 30, 2000, total expenses, excluding special charges, increased $25.8 million, or 10%, compared to the same period in 1999. Excluding the impact of favorable foreign currency translations, total expenses, excluding special charges, increased 4% and 15% for the three and nine months ended September 30, 2000, respectively.

      Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) decreased $2.9 million, or 25%, during the third quarter of 2000 compared to the same period of 1999. Excluding the impact of favorable foreign currency translations, direct costs of services decreased 20%. This decrease was primarily due to lower catalogue production costs in 2000 as prior year results include the cost of producing the catalogue for the sale of the Barry Halper Collection.

      Direct costs of services increased $3.7 million, or 7%, in the first nine months of 2000 as compared to the same period in 1999. Excluding the impact of favorable foreign currency translations, direct costs of services increased 12%. This increase was primarily due to significantly higher marketing expenses, a direct result of the Company's Internet initiative. The increase was partially offset by a decrease in direct costs associated with live auction sales resulting from the lower number of lots sold during the period, a decrease in the number of significant single-owner sale events and lower catalogue production costs in the current year as prior year results include the cost of producing the catalogue for the sale of the Barry Halper Collection.

      Excluding special charges, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $71.5 million for the third quarter of 2000, a decrease of $0.3 million compared to the third quarter of 1999. Excluding the impact of favorable foreign currency translations, all other operating expenses, excluding special charges, increased 8% for the three months ended September 30, 2000. This increase was principally due to a $6.9 million, or 19%, increase in salaries and related costs and a $2.1 million, or 51%, increase in depreciation and amortization partially offset by a $3.2 million, or 10%, decrease in general and administrative expenses. The increase in salaries and related costs was primarily the result of the Internet initiative. The increase in depreciation and amortization was primarily due to depreciation on the York Property, which commenced in the fourth quarter of 1999. The decrease in general and administrative expenses was primarily due to lower spending related to the Internet initiative in the current year.

      Excluding special charges, all other operating expenses totaled $228.4 million for the nine months ended September 30, 2000, an 11% increase compared to the same period in 1999. Excluding the impact of favorable foreign currency translations, all other operating expenses, excluding special charges, increased 15% for the nine months ended September 30, 2000. This increase was principally due to a $21.5 million, or 20%, increase in salaries and related costs, a $7.2 million, or 64%, increase in depreciation and amortization and a $2.9 million, or 3%, increase in general and administrative expenses. The increase in salaries and related costs was primarily the result of the Internet initiative. Also, impacting the year-to-year comparison of salaries and related costs was a reduction of accrued compensation costs, recorded in the second quarter of 1999, of approximately $4.2 million previously expensed by the Company for its 1997 Performance Share Purchase Plan grant for which there was no comparable event in 2000. During the second quarter of 1999, the Company's management determined that fulfillment of the financial performance criteria for the 1997 grant (necessary for these options to ultimately become exercisable under the terms of the plan) was not likely to be achieved. The increase in depreciation and amortization was primarily due to the commencement of depreciation on the York Property in the fourth quarter of 1999 and other capital projects that were placed in service subsequent to the third quarter of 1999. General and administrative expenses increased primarily due to higher professional fees, increased travel and entertainment expenses resulting from the business environment for consignments and increased information technology costs. These increases were partially offset by lower Internet related expenses.

      Total Internet related expenses amounted to $10.7 million and $43.9 million for the three and nine months ended September 30, 2000, respectively. These expenses include primarily marketing and salary and related costs. Internet related expenses decreased 44% and 23% from the first and second quarters of 2000, respectively. The decrease compared to the first quarter is due to higher marketing costs associated with the launch of sothebys.com and sothebys.amazon.com during the first three months of 2000. The reduction in costs compared to the second quarter is primarily due to a decrease in marketing costs and salaries and related expenses. For the three and nine months ended September 30, 1999, total Internet related expenses were approximately $12.2 million and $23.1 million, respectively. Although the Company is currently focused on revenue growth related to the Internet initiative and will balance its costs accordingly, management currently believes that the Internet initiative will continue to have a dilutive effect on the Company's results in the near term.

      In October 2000, the Company announced an agreement with Amazon pursuant to which sothebys.amazon.com, the auction website for the sale of authenticated and guaranteed art and antiques that had been operated by the Company and Amazon pursuant to a previous co-branded site agreement, has been combined with sothebys.com, the Company's own auction website. The agreement provides for Amazon to promote the sothebys.com website and otherwise to provide marketing services relating to sothebys.com. Pursuant to the agreement, Amazon will be entitled to share in the revenues earned on sothebys.com and to receive additional performance-based payments, subject to annual minimums. The agreement also provides for releases from any potential claims relating to the operation of sothebys.amazon.com and the purchase by Amazon in July 1999 of the Company's Class A Common Stock and warrants to purchase additional shares of the Company's Class A Common Stock. The Company has determined that $9.5 million of the minimum payments required under the agreement constitutes consideration for the release of these claims and has recorded its present value of $8.1 million as part of special charges (see Note 5 of Notes to the Consolidated Financial Statements). The minimum payments will be paid ratably over the four-year term of the agreement.

      For the three and nine months ended September 30, 2000, the Company recorded pre-tax special charges of $184.8 million and $188.6 million, respectively. See discussion below for details on the composition of such charges.

      In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions.

      A number of private civil complaints, styled as class action complaints, have also been filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints were filed against the Company and certain directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. (See Part II, Item 1 "Legal Proceedings" for additional information.)

      On September 24, 2000, the Company agreed to settle, subject to court approval, the U.S. Antitrust Litigation and the Shareholder Litigation. (See Statement on Forward Looking Statements.) For the three and nine months ended September 30, 2000, the Company recorded a special charge of $140 million (pre-tax) relating to the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation. (See Note 5 of Notes to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings" for additional information.)

      On October 5, 2000, the Company entered into a plea agreement, subject to court approval of the plea and the sentence, with the DOJ. (See Statement on Forward Looking Statements.) For the three and nine months ended September 30, 2000, the Company recorded a special charge of $34.1 million (pre-tax) relating to the plea agreement with the DOJ. This amount represents the present value of the amount due to the DOJ discounted at the Company's approximate cost of borrowing. The $10.9 million discount on the amount payable will be amortized to interest expense over the payment period. (See Note 5 of Notes to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings" for additional information.)

      Included in special charges for the three and nine months ended September 30, 2000 is $8.1 million (pre-tax) related to the Company's agreement with Amazon as discussed in more detail above. This amount represents the present value of the amount due to Amazon discounted at the Company's approximate cost of borrowing. The $1.4 million discount on the amount payable will be amortized to interest expense over the payment period.

      For the three and nine months ended September 30, 2000, the Company recorded pre-tax special charges of $2.5 million and $6.3 million, respectively, consisting primarily of legal and other professional fees related to the investigation by the DOJ, other governmental inquiries and investigations, and the related civil antitrust and shareholder litigation, as discussed in Notes 5 and 6 of Notes to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings." The Company expects that such costs will continue to have a dilutive effect on the Company's results in the near term.

      Net interest expense increased $3.8 million for the three months ended September 30, 2000. This increase was primarily a result of higher borrowings in the current year, higher interest rates and related fees associated with the new credit facility and lower capitalized interest related to the York Property in 2000.

      Net interest expense increased $7.7 million for the nine months ended September 30, 2000. This increase was primarily a result of higher borrowings in the current year, higher interest rates and related fees associated with the new credit facility, lower capitalized interest related to the York Property in 2000 and an additional month of interest expense in 2000 related to the bonds issued in February 1999.

      The consolidated effective tax rate was approximately 18% for the three and nine months ended September 30, 2000 compared to 37% for the same periods in 1999. The reduction in the effective tax rate is primarily due to the fact that the DOJ settlement is not tax deductible and only one-third of the U.S. Antitrust Litigation settlement is tax deductible.

      Diluted loss per share for the third quarter of 2000 increased to ($3.13) per share from ($0.41) per share for the third quarter of 1999. The impact of the special charges discussed above on diluted earnings per share was ($2.68) per share for the quarter ended September 30, 2000. The impact on diluted earnings per share related to the Company's Internet operating loss was ($0.10) per share and ($0.13) per share for the quarters ended September 30, 2000 and 1999, respectively.

      Diluted loss per share for the first nine months of 2000 increased to ($3.11) from ($0.03) in the first nine months of 1999. The impact of the special charges discussed above on diluted earnings per share was ($2.72) per share for the nine months ended September 30, 2000. The impact on diluted earnings per share related to the Company's Internet operating loss was ($0.41) per share and ($0.25) per share for the nine months ended September 30, 2000 and 1999, respectively.

      CONTINGENCIES

      The European Commission and the Swiss Competition Commission are conducting inquiries regarding commissions charged by the Company and Christie's for auction services. Also, a number of class action complaints have been filed against the Company alleging violations of state antitrust laws and violations of federal antitrust laws in connection with auctions outside the United States, in each case based upon alleged agreements between Christie's and the Company regarding commission pricing. (See Part II, Item 1 "Legal Proceedings" for additional information.) The Company's agreement with A. Alfred Taubman provides for the Company and Mr. Taubman to share equally any liability in the antitrust class action litigation relating to auctions outside the United States. Although the outcome of these inquiries and lawsuits cannot presently be determined, any loss resulting from these inquiries and lawsuits could have a material impact on the Company's financial condition, liquidity and/or results of operations. The amount of any such loss is not currently estimatable.

      As discussed previously, the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ are subject to court approval. See Note 5 of Notes to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings" for further discussion related to the U.S. Antitrust Litigation, the Shareholder Litigation and the investigation by the DOJ.

      During the fourth quarter of 2000, the Compensation Committee awarded a special grant of 2 million stock options under the terms of the 1997 Stock Option Plan and approved special recognition bonuses of up to $9.8 million for certain key employees, which will be paid and expensed in the fourth quarter of 2000. The Compensation Committee also approved an additional cash award pool of up to $17.3 million for the retention of certain key employees through 2002. Up to $10.7 million of this pool is available to be awarded to key employees who maintain full time employment with the Company through February 2002, and up to $6.6 million of this pool is available to be awarded to key employees who maintain full-time employment with the Company through September 2002. Any employee granted a cash award who leaves the Company prior to such date will forfeit his or her right to payment. The cash awards will be expensed in February, 2002 and September, 2002 in amounts equal to the total payments made to all key employees under this program.

      See Note 6 of Notes to the Consolidated Financial Statements for additional information on Contingencies.

      OTHER MATTERS

      Management is nearing completion of the comprehensive strategic and operational review previously announced in August, 2000. The Company currently intends to implement a restructuring plan (the "Plan") in its Auction segment subject to completion and final approval of the Plan by the Board of Directors. Such a Plan would focus on strengthening both the Company's live and on-line auction operations to make the Company more competitive in key markets and would be designed ultimately to enhance profitability primarily by the realization of significant cost savings. It is currently expected that the Plan will be completed and approved by the Board of Directors in late 2000. As such, management currently believes that it is likely that the Company will record a material restructuring charge in the fourth quarter of 2000. With respect to all statements made herein regarding the strategic and operational review, see Statement on Forward Looking Statements.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's net debt position (total debt, which includes short-term borrowings, commercial paper and long-term debt, less cash and cash equivalents) totaled $170.4 million at September 30, 2000 compared to a net debt position of $57.2 million and $100.2 million at December 31, 1999 and September 30, 1999, respectively. The increase in the net debt position as of September 30, 2000 compared to December 31, 1999 and September 30, 1999 was primarily due to the use of proceeds from borrowings under the Credit Agreement, as defined below. Working capital (current assets less current liabilities) at September 30, 2000 was $40.2 million compared to $159.5 million and $155.7 million at December 31, 1999 and September 30, 1999, respectively. The significant decrease was due to the reclassification of borrowings under the Amended Credit Agreement to current liabilities.

      The Company's client loan portfolio decreased to $184.6 million at September 30, 2000 from $190.8 million at December 31, 1999. These amounts include $51 million and $42.5 million of loans which have a maturity of more than one year at September 30, 2000 and December 31, 1999, respectively.

      The Company relies on internally generated funds and borrowings to meet its financing requirements. During the first quarter of 2000, as a result of the events related to the DOJ investigation and other related investigations and civil lawsuits, as discussed previously, the Company amended and restated its $300 million Bank Credit Agreement. Under the amended and restated Bank Credit Agreement (the "Credit Agreement"), the Company has up to $300 million of committed senior secured financing with an international banking syndicate arranged through the Chase Manhattan Bank available through July 11, 2001. All current outstanding borrowings under the Amended Credit Agreement are classified as current liabilities on the Consolidated Balance Sheet. The Company's obligations under the Credit Agreement are secured by substantially all the assets of the Company and its domestic subsidiaries. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. The Company incurred arrangement and amendment fees of $3.6 million, which are being amortized over the term of the commitment.

      In connection with the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ, the Company amended the Credit Agreement in November 2000 (the "Amended Credit Agreement"). (See Note 5 of Notes to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings" for additional information related to the settlements and the plea agreement.) The principal purpose of the Amended Credit Agreement is to adjust the financial covenants contained in the Credit Agreement to reflect the terms of the settlements and the plea agreement and the Company's obligations thereunder. The amendments contained in the Amended Credit Agreement, among other things, adjust certain of the financial covenants, including the covenants requiring the Company to maintain a minimum net worth, and to meet certain leverage ratio and interest coverage ratio tests. The Amended Credit Agreement retains the covenant that requires the Company to limit dividend payments. The Company currently expects to incur arrangement and amendment fees in connection with adjusting the financial covenants contained in the Amended Credit Agreement in the range of $1.6 million, which will be amortized over the remaining term of the commitment. The Company may also issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. The amount available for issuance under the commercial paper program is reduced by the amount of outstanding borrowings under the Amended Credit Agreement. At September 30, 2000 there was no commercial paper outstanding. The Company supports any short-term notes issued under its U.S. commercial paper program with its committed credit facility under the Amended Credit Agreement. The amount available for borrowings under the Amended Credit Agreement is reduced by the outstanding commercial paper, if any.

      Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, under which $100 million was available for issuance as of September 30, 2000.

      During the first quarter of 2000, Moody's Investors Service, Standard and Poor's Rating Group and other credit agencies downgraded the Company's long-term and short-term credit ratings. Both ratings remain on review.

      For the nine months ended September 30, 2000, the Company's primary sources of liquidity were derived from collections of outstanding accounts receivables and from borrowings under the Credit Agreement. The most significant cash uses during the first nine months of 2000 were payments to consignors, Internet spending and capital expenditures.

      Capital expenditures, consisting primarily of costs associated with the construction of the York Property, as defined below, totaled $27.7 million and $86.7 million for the first nine months of 2000 and 1999, respectively. The decrease in expenditures in 2000 as compared to 1999 was due primarily to lower spending on the York Property construction and computer and software costs during the first nine months of 2000. The capital expenditures relating to the construction of the Company's current facility on York Avenue (the "York Property") are currently estimated to be in the range of $151 million, of which the Company has paid approximately $129.9 million through October 31, 2000. As of October 31, 2000, the Company had outstanding financial commitments in relation to this project of approximately $3.6 million. In July 2000, York Avenue Development, Inc., a wholly owned subsidiary of Sotheby's Inc. (itself a wholly owned subsidiary of the Company), purchased the York Property pursuant to a pre-existing option. The Company believes that it has sufficient capital resources to carry out the remaining planned capital spending relating to this project.

      While the Company paid shareholder dividends in each of the first three quarters of 1999, due to the significant cash needs required for the funding of the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and the plea agreement with the DOJ, the Internet initiative, and the completion of the construction of the York Property, the Company did not declare a cash dividend during each of the first three quarters of 2000. The Board of Directors believes that this is an appropriate decision due to the Company's present and anticipated cash needs. The Board of Directors will continue to assess the dividend in conjunction with operating results, capital spending needs, Internet spending requirements, developments related to the inquiries by the European Commission and developments related to the outstanding class action complaints, as discussed previously. (See Notes 5 and 6 of Notes to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings" for additional information related to the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ.)

      From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. (See Note 6 of Notes to the Consolidated Financial

      Statements for additional information.) The Company does not believe that material liquidity risk exists relating to these commitments.

      The Company currently believes that current cash balances, operating cash flows and borrowings under the Amended Credit Agreement will be adequate to meet its operating needs and capital requirements through July 11, 2001. Such operating needs and capital requirements include the funding of the Company's client loan program, peak seasonal working capital requirements, other short-term commitments to consignors, the project on the York Property, the Company's Internet initiative and payments of the special recognition bonuses discussed above. The cash requirements related to the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ will be funded by current cash balances, operating cash flows, borrowings under the Amended Credit Agreement (through July 11, 2000) and A. Alfred Taubman for his share of the U.S. Antitrust Litigation and the Shareholder Litigation settlements. (See Note 5 of Notes to the Consolidated Financial Statements and Part II, Item I "Legal Proceedings" for additional information related to the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ).

      The Company's Amended Credit Agreement is available through July 11, 2001. On this date the Amended Credit Agreement will expire and any borrowings outstanding will be due and payable to the Company's existing banking group. (See Note 3 of Notes to the Consolidated Financial Statements). In order to fund the repayment of any such borrowings outstanding, as well as the Company's operating needs, capital requirements and cash requirements related to the Company's plea agreement with the DOJ, an extension or refinancing of the Amended Credit Agreement will be necessary to supplement operating cash flows. Alternatively, the Company currently believes that it has other options available for capital resources and is currently evaluating such options. Although the Company currently believes it is likely to be able to extend or refinance the Amended Credit Agreement or to secure alternative funding, there can be no guarantee that such funding will be available under terms acceptable to the Company. If the Company is unable to obtain such funding, this would have a material adverse effect on the Company's business, results of operations and/or financial condition. (See Statement on Forward Looking Statements).

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company continuously evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The market risk of the Company's financial instruments has not changed significantly as of September 30, 2000 from that set forth in the Form 10-K.

      At September 30, 2000, the Company has $43.3 million of notional value forward currency contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts. The amount of these contracts approximates their fair value at September 30, 2000.

      FORWARD-LOOKING STATEMENTS

      This form 10-Q contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company, particularly with respect to the Company's liquidity and capital resources. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular rank order:

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

      (5)   The expansion of the York Property.

      (6) Court approval of the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ.

      (7) The resolution of the European Commission inquiry regarding commissions charged by the Company and Christie's for auction services as well as the outstanding class action litigation.

      (8)   The European Monetary Union.

      (9) The Company's success in developing and implementing its Internet auction strategy.

      (10)  The demand for art-related financing.

      (11)  The demand for Real Estate.

      (12)  The effects of Market Risk.

      (13)  The extension or refinancing of the Amended Credit Agreement.

      (14) The completion of management's comprehensive strategic and operational review and approval of any resulting restructuring plan by the Board of Directors, as well as the successful implementation of any such plan.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In April 1997, the Antitrust Division of the United States Department of Justice
(DOJ) began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC. On October 5, 2000, the Company entered into a plea agreement with the DOJ, subject to court approval of the plea and the sentence. The Company pled guilty to a violation of the United States antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the United States and elsewhere and agreed to a fine of $45 million payable without interest over a period of five years. A further court proceeding has been scheduled for December 4, 2000, at which time the court may decide whether to approve the plea and the sentence, but neither approval by the court nor its timing can be predicted with certainty. The European Commission and the Swiss Competition Commission are also conducting inquiries regarding commissions charged by the Company and Christie's for auction services.

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

Included in the lawsuits described above are more than fifty purported class action lawsuits that have been filed against the Company and/or its wholly-owned subsidiary, Sotheby's, Inc., beginning January 30, 2000, alleging violations of the federal antitrust laws in connection with auctions in the United States. Christie's International, PLC and Christie's Inc. (collectively "Christie's") have also been named as defendants in these actions. All of these federal antitrust actions are currently pending in the United States District Court for the Southern District of New York. The complaints in these lawsuits purport to be brought on behalf of individuals that purchased and/or sold items auctioned by the defendants during various periods from January 1, 1992, to the present. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to purchasers and sellers of art and other items at auction. The complaints seek treble damages, injunctive relief, attorneys' fees and costs.

On February 23, 2000, the United States District Court for the Southern District of New York entered an Order consolidating all of the actions theretofore filed in that court. Pursuant to the Court's consolidation Order, plaintiffs filed a consolidated complaint on March 15, 2000, captioned IN RE AUCTION HOUSE ANTITRUST LITIGATION, No. 00 Civ. 0648. On April 12, 2000, Sotheby's filed an answer to the consolidated complaint, denying the material allegations contained therein. On April 14, 2000, plaintiffs filed a Second Consolidated Amended Complaint. The Company answered this amended complaint on May 30, 2000.

On April 20, 2000, the Court granted plaintiffs' motion to certify the consolidated litigation as a class action on behalf of buyers and sellers in United States auctions. On May 26, 2000, the Court appointed the firm of Boies, Schiller & Flexner to act as lead counsel in the consolidated action.

On September 24, 2000, the Company agreed to settle, subject to court approval, the certified class action relating to auctions conducted in the United States (the "U.S. Antitrust Litigation"). A formal settlement agreement was executed and filed with the court on October 27, 2000. Pursuant to the settlement agreement, the Company will deposit in an escrow account: (a) $100 million in cash within 30 days of preliminary court approval of the settlement, (b) an additional $106 million in cash within 30 days of final court approval of the settlement, and (c) vendor's commission discount certificates with a fair market value of $50 million within 30 days of final court approval of the settlement.
A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B common stock, the Company's former chairman and a co-defendant in the U.S. Antitrust Litigation will fund $156 million of the cash payments due under the settlement agreement. The amount to be funded by A. Alfred Taubman is to be paid to the Company as follows: (a) $50 million within 29 days of preliminary court approval of the settlement, and (b) $106 million within 29 days of final court approval of the settlement. Preliminary court approval is anticipated during the fourth quarter of 2000 and final court approval is anticipated in the first quarter of 2001. However, there may be objections to the settlement agreement by class members, and neither approval by the court nor its timing can be predicted with certainty.

Three other purported class action lawsuits have also been filed against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the United States. Christie's has also been named as a defendant in these actions. The complaints in these actions (the "International Antitrust Litigation") contain allegations identical to the complaints in the U.S. Antitrust Litigation.

The complaints in the International Antitrust Litigation are also pending in the United States District Court for the Southern District of New York. The court has indicated that it will consider the International Antitrust Litigation separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. The court has ordered that the defendants' anticipated motion to dismiss the International Antitrust Litigation on the ground, among others, of lack of jurisdiction, must be filed by November 20, 2000.

In addition, six indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc., and Christie's in the Superior Court of the State of California, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. The Company filed a demurrer to these complaints on May 10, 2000. Pursuant to a stipulation among the parties, plaintiffs have until December 1, 2000 to file a consolidated amended complaint; defendants can then decide whether to file a further demurrer; and all discovery is stayed until April 6, 2001.

On May 11, 2000 the United States District Court for the Southern District of New York issued an order consolidating the shareholder class action complaints referred to above, and styling the consolidated shareholders' litigation as: IN RE SOTHEBY'S HOLDINGS INC. SECURITIES LITIGATION, No. 00 Civ. 1041 (DLC). This order also appointed an interim lead plaintiff (the "Lead Plaintiff") and interim lead counsel ("Lead Counsel"). On May 19, 2000 Lead Plaintiff submitted a consolidated amended complaint, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder (the "Complaint"). The Complaint named as defendants the Company, its Sotheby's Inc. subsidiary, A. Alfred Taubman, Diana D. Brooks and certain other officers of the Company. The Complaint seeks to recover damages in unspecified amounts on behalf of Lead Plaintiff and a class of all other purchasers of the Company's common stock during the period February 11, 1997 through February 18, 2000.

On June 16, 2000, the Company and each of the other defendants named in the Complaint moved to dismiss the Complaint on the grounds that the Complaint fails to state a claim and (with respect to certain defendants) fails to plead fraud with sufficient particularity. On July 19, 2000 the

Court entered an order certifying a class of plaintiffs consisting of all persons and entities that purchased the Class A common stock of Sotheby's Holdings, Inc. during the period from February 11, 1997 until February 18, 2000, inclusive, and who sustained a loss thereby. On August 30, 2000, the Court issued a decision granting the motions to dismiss in part and denying them in part. Specifically, the Court granted the motions of certain officers of the Company and Sotheby's Inc. and dismissed the Complaint, without prejudice, with respect to these defendants, on the ground that the Complaint fails to plead fraud with sufficient particularity. The Court denied the motions to dismiss of the Company, A. Alfred Taubman and Diana D. Brooks.

On September 24, 2000, the Company agreed to settle, subject to court approval, the shareholder class action litigation (the "Shareholder Litigation"). The Company entered into the settlement agreement for the aforementioned litigation without any admission of liability. According to the terms of the Shareholder Litigation settlement, the Company will deposit in an escrow account: (a) $30 million in cash within 30 days of the court's approval of notice to potential class members, and the court's setting a date for the hearing to consider final approval of the settlement and (b) Sotheby's Class A Common Stock with a value of $40 million or, at the Company's option, $40 million in cash within 30 days of final court approval of the settlement. The Company currently expects to issue stock. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B common stock, the Company's former chairman and a co-defendant in the Shareholder Litigation, will fund the $30 million of cash payments due under the terms of the Shareholder Litigation settlement. The amount to be funded by A. Alfred Taubman is to be paid to the Company no later than one day before the Company is required to pay its portion of the Shareholder Litigation settlement. Court approval of the form of notice to be sent to potential class members is anticipated during the fourth quarter of 2000 and final court approval is anticipated in the first quarter of 2001. However, there may be objections to the settlement agreement by class members, and neither approval by the court nor its timing can be predicted with certainty.

On May 11, 2000 the United States District Court for the Southern District of New York issued an order consolidating the shareholder derivative complaints referred to above, and styling the consolidated shareholders' derivative litigation as: IN RE SOTHEBY'S HOLDINGS INC. DERIVATIVE LITIGATION, No. 00 Civ. 1373 (DLC). This order also appointed an interim lead counsel ("Lead Derivative Counsel") for all plaintiffs in the consolidated derivative actions. On May 19, 2000 Lead Derivative Counsel filed an amended verified shareholder derivative complaint (the "Derivative Complaint"), naming as defendants certain of the Company's current and former directors and officers, and naming the Company and its Sotheby's Inc. subsidiary as nominal defendants. The Derivative Complaint seeks an unspecified amount of damages based on alleged breaches of fiduciary duty, gross mismanagement and constructive fraud arising from the alleged agreements between the Company and Christie's. On September 13, 2000 the Court signed a stipulated order granting a request by the Company to stay all proceedings as to all parties until December 12, 2000.

Three additional derivative actions have also been filed: HUSCHER V. CURLEY, Case No. 00-021379-CZ (Mich. Cir. Ct. Oakland County) (filed March 3, 2000); WEISS V. CURLEY, No. 00 Civ. 3807 (DLC) (S.D.N.Y.) (filed May 22, 2000); and ORESTANO V. TAUBMAN, No. 00-025317-CZ (Mich. Cir. Ct. Oakland County) (filed August 15, 2000). The HUSCHER and WEISS complaints contain substantially identical allegations to those in the Derivative Complaint. The ORESTANO complaint differs from the other derivative complaints in that it only names as defendants A. Alfred Taubman and Diana D. Brooks, and the Company and its Sotheby's Inc. subsidiary as nominal defendants. In addition, the ORESTANO complaint alleges violations of Michigan Business Corporation Act Sections 271 and 541a for alleged ultra vires actions and breach of duties as directors and officers, respectively. The Company has not yet answered or otherwise responded to these additional complaints.

In addition, the Company's Board of Directors has received three letters on behalf of putative shareholders (the named plaintiffs in the HUSCHER, WEISS, and ORESTANO actions referenced above), requesting that the Company investigate and commence litigation against the individuals responsible for the possible damage to the Company and Sotheby's Inc. resulting from the alleged agreements between the Company and Christie's.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4, Submission of Matters to a Vote of Security Holders , as included in Form 10-Q for the Quarterly Period Ended June 30, 2000 is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27. Financial Data Schedule

(b)   Reports on Form 8-K

      (i) On July 12, 2000, the Company reported on Form 8-K that the Company's principal Class A Common Stock shareholder, Baron Capital Group, had advised that it intended to vote its shares against a proposal to amend the Company's Amended and Restated By-Laws, as amended, to increase the maximum number of Directors from fifteen
            (15) to sixteen (16).

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 14th day of November, 2000, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

                                        SOTHEBY'S HOLDINGS, INC.

                                        By: /s/ Michael L. Gillis
                                           -------------------------------------
                                           Michael L. Gillis
                                           Vice President, Controller
                                           and Chief Accounting Officer

                                  Exhibit Index

Exhibit No.                Description

     27.                        Financial Data Schedule