Form 10-K
period 2000-12-31
SOTHEBYS HOLDINGS INC
filed 2001-03-15
CIK 823094

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K
(MARK ONE)
       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                          OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO          , AND
                         COMMISSION FILE NUMBER 1-9750.
                              -------------------
                            SOTHEBY'S HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

                     MICHIGAN                                            38-2478409
          (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

          3800 WOODWARD AVENUE, SUITE 100                                   48304
            BLOOMFIELD HILLS, MICHIGAN                                   (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (248) 646-2400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                    NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                  ON WHICH REGISTERED
                -------------------                                  -------------------
       Class A Limited Voting Common Stock,                        New York Stock Exchange
                  $0.10 Par Value                                   London Stock Exchange

                              -------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of March 6, 2001, the aggregate market value of the 22,607,960 shares of Class A Limited Voting Common Stock held by non-affiliates of the registrant was $579,894,174 based upon the closing price ($25.65) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Limited Voting Common Stock reported as beneficially owned by the controlling shareholder, directors and executive officers of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an 'affiliate' of the registrant.) As of March 6, 2001, there were outstanding 42,521,429 shares of Class A Limited Voting Common Stock (the 'Class A Common Stock') and 16,549,650 shares of Class B Common Stock (the 'Class B Common Stock'), freely convertible into 16,549,650 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the 2001 annual meeting of shareholders are incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the 'Company') is one of the world's two largest auctioneers of fine arts, antiques and collectibles, offering property in over 90 collecting categories, among them paintings, jewelry, decorative arts, and books. The worldwide Auction segment of the Company's business is conducted through a division known as 'Sotheby's.' In addition to both live and Internet auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of art and collectible purchases and sales through private treaty sales. In certain circumstances, the Company provides loans to dealers to finance the purchase of property by dealers and shares in the gain or loss if the property sells either above or below its cost. The Company also markets and brokers luxury residential real estate through its Real Estate segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in insurance brokerage, art education and restoration activities.

    The Company believes it is one of the world's leaders in art-related financing activities. The Company lends money generally secured by works of art that the Company either has in its possession or permits the borrower to possess in order to facilitate clients' bringing property to auction and also makes loans to collectors and dealers secured by collections not presently intended for sale. Additionally, under certain circumstances, the Company makes unsecured loans.

    The Company, through its subsidiary, Sotheby's International Realty, Inc. ('SIR'), is engaged in the marketing and brokering of luxury residential real estate.

    The Company was incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited (the 'London Stock Exchange') and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company issued shares of Class A Common Stock to the public. The Class A Common Stock is listed on the New York Stock Exchange (the 'NYSE') and the London Stock Exchange.

THE AUCTION SEGMENT

    The purchase and sale of works of art in the international art market are primarily effected through numerous dealers, the two major auction houses, the smaller auction houses and also directly between collectors. Although dealers and smaller auction houses generally do not report sales figures publicly, the Company believes that dealers account for the majority of the volume of transactions in the international art market.

    The Company and Christie's, a privately held auction house based in the United Kingdom ('U.K.'), are the two largest art auction houses in the world. The Company conducted aggregate auction sales in 2000 of approximately $1.9 billion.

    The Company auctions a wide variety of property, including fine arts, jewelry, decorative arts, and rare books. In 2000, the Company's auction sales by type of property were as follows: fine arts accounted for approximately $1,106.4 million, or 57%, of auction sales; decorative arts accounted for approximately $520.7 million, or 27%, of auction sales; and jewelry, rare books and other property accounted for approximately $309.2 million, or 16%, of auction sales.

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

    In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses, and applicable taxes. From time to time, the Company releases property sold at auction to buyers before the Company receives payment. In such event, the Company must pay the seller the net sale proceeds for the released property at the time payment is due to the consignor, even if the Company has not received payment from the buyer. (See Note D of Notes to Consolidated Financial Statements under Item 8.)

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell, and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or, if the property does not sell, the amount of the guarantee must be paid). Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above an agreed minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. (See Note O of Notes to Consolidated Financial Statements under Item 8.)

    All buyers pay a buyer's premium to the Company on auction purchases. For live auction purchases made at principal auction locations and for most collecting categories, the buyer's premium is 20% of the hammer (sale) price up to $15,000, 15% on the next $85,000 of the hammer (sale) price up to $100,000 and 10% on any remaining amount over $100,000.

    The buyer's premium on Internet purchases was 10% of the hammer (sale) price until March 5, 2001. Effective on that date, the Company increased the buyer's premium charged on Internet purchases to 15% of the hammer (sale) price on the first $15,000, while leaving the buyer's premium at 10% of the hammer (sale) price on any remaining amount over $15,000.

    The Company's current published seller's commission structure gives credit to the seller both for auction sales through the Company during the current year and for auction purchases made from the Company during the current year when determining the applicable commission rate to be paid. Under the current published seller's commission structure, the applicable rate paid varies according to the aggregate amount of purchases and sales by the seller and the type of seller, with different rate schedules for private parties, art dealers and museums. For sales under $100,000, the Company charges a seller's commission determined on a per lot basis according to a fixed schedule. In certain situations, the Company waives the seller's commission.

    In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the brokering of art and collectible purchases and sales through private treaty sales and the purchase and resale of art and other collectibles. For example, the Company acts as a principal through its investment in Acquavella Modern Art (the 'Partnership' or 'AMA'), a partnership consisting of a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. ('ACA'). The term of the AMA partnership agreement expires on March 31, 2002. The Company uses the equity method to account for its investment in AMA in the Consolidated Financial Statements under Item 8. The assets of the Partnership consist principally of art inventory. The Company reflects its 50% interest in the net assets of the Partnership in Investments in the Consolidated Balance Sheets under Item 8. This investment totaled $31.7 million and $33.0 million at December 31, 2000 and 1999, respectively. Since the Company has received the return of its initial investment, cash distributions are made on a 50-50 basis. To the extent that the Partnership requires working capital, the Company has agreed to lend the same to the Partnership. Any amounts loaned to the Partnership by the Company would bear interest, compounded monthly, at the prime rate, plus 1%. As of December 31, 2000, no such amounts were outstanding. (See Notes B and F of Notes to Consolidated Financial Statements under Item 8.)

    The Company's auction business is seasonal, with peak revenues and operating income primarily occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. (See 'Management's Discussion and Analysis of Results of Operations -- Seasonality' under Item 7 and Note R of Notes to Consolidated Financial Statements under Item 8.)

THE AUCTION MARKET AND COMPETITION

    Competition in the international art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale. The Company's primary auction competitor is Christie's, although Phillips, de Pury & Luxembourg and a variety of Internet auction websites are beginning to provide competition in certain areas.

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

    A complex array of factors may influence the seller's decision. These factors include: the level of expertise of the dealer or auction house with respect to the property; the extent of the prior relationship, if any, between the seller and the firm; the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category; the breadth of staff expertise; the desire for privacy on the part of sellers and buyers; the amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright compared with the estimates, guarantees or other financial options given by auction houses; the time that will elapse before the seller will receive sale proceeds; the desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and executors); the amount of commission proposed by dealers or auction houses to sell a work on consignment; the cost, style and extent of presale marketing and promotion to be undertaken by a firm; recommendations by third parties consulted by the seller; personal interaction between the seller and the firm's staff; and the availability and extent of related services, such as a tax or insurance appraisal and short-term financing. The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art specialists or management, have established with potential sellers.

    The Company conducts Internet auctions through its website, sothebys.com. Approximately 5,100 fine art, antique and collectibles professionals have been selected, together with the Company, to sell traditional fine and decorative arts, jewelry and books on sothebys.com. The Company manages all operations of sothebys.com.

    In November 2000, the Company and Amazon.com, Inc. ('Amazon') combined the activities of sothebys.amazon.com, a co-branded auction site with Amazon.com Auctions, Inc., which is a subsidiary of Amazon, with those of sothebys.com. The Company continues to have a formal marketing relationship with Amazon, including maintaining a link from the Amazon.com Auctions site to sothebys.com. (See
Note N of Notes to Consolidated Financial Statements under Item 8.)

    The Company's success in its ongoing development and implementation of its Internet strategy is substantially dependent upon the following factors (which are not listed in any particular order of importance): 1) competition in the auction business; 2) the level of use of the Internet and online services;
3) consumer confidence in and acceptance of the Internet and other online services for commerce; 4) consumer confidence in Internet security; 5) the functionality of the Company's computer and communication systems; 6) the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth; and 7) government regulation of e-commerce generally.

    With respect to all statements made herein regarding the Internet, see statement on Forward Looking Statements, incorporated by reference from Item 7.

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

THE FINANCE SEGMENT

    The Company provides collectors, estates and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company's financing activities are conducted through its wholly-owned direct and indirect subsidiaries.

    The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction or privately (a 'consignor advance'); and
(2) general purpose loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. The majority of the Company's loans are variable interest rate loans. At December 31, 2000, $156.2 million of the total $192.2 million net loan portfolio was due within one year. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. The net balance of such loans totaled $44.8 million at December 31, 2000.

    Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend, primarily on a secured basis, at loan to value ratios higher than 50%. In certain of these situations, the Company finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. The net total of all such unsecured loans was $23.0 million at December 31, 2000.

    The Company regularly reviews its loan portfolio. Secured loans are analyzed based on the current estimated realizable value of the collateral securing the loan. For financial statement purposes, the Company establishes reserves for specific secured loans where management believes the loan is under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan. A reserve is established for probable losses inherent in the remainder of the loan portfolio based on historical data and current market conditions. (See Notes B and D of Notes to Consolidated Financial Statements under Item 8.)

    The Company funds its financing activities generally through borrowings under the Amended Credit Agreement and internally generated funds. (See 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources' under Item 7 and Note H of Notes to Consolidated Financial Statements under Item 8.)

THE FINANCE MARKET AND COMPETITION

    A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of those offered by the Company. However, the Company believes that only Christie's and a few other lenders are willing to accept works of art as sole collateral. The Company believes that its financing alternatives are attractive to clients who wish to obtain liquidity from their art assets.

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

    The company-owned brokerage offices of SIR are located on the upper East Side and SoHo in Manhattan; Southampton, Bridgehampton and East Hampton, New York; Palm Beach, Florida; Beverly Hills, Brentwood, Santa Barbara and San Francisco, California; Greenwich, Connecticut; Santa Fe, New Mexico; Sydney, Australia; London, England and, most recently, Jackson Hole, Wyoming and Paris, France.

    SIR's five regional offices, located in Manhattan; Palm Beach, Florida; Newport Beach, California; Boston, Massachusetts; and Munich, Germany, manage the Company's affiliation with more than 175 independent brokerage offices in the U.S., Europe, Canada and the Caribbean. In selecting its affiliates, SIR evaluates a firm's expertise in the high-end segment of its local market, community reputation and dedication to customer service. Each affiliate is the exclusive SIR representative in its respective territory.

    Through the SIR global network, company-owned and affiliate offices offer buyers access to distinctive properties, in a range of prices, in both domestic and international luxury real estate markets. The network, combined with SIR's connection to the Company's auction and finance businesses, provides sellers access to a unique, qualified group of buyers.

    In 2000, SIR and Lehman Brothers Bank, FSB, a wholly-owned subsidiary of Lehman Brothers Holdings Inc., launched a joint venture, Sotheby's Lehman Mortgage Services ('SLMS') to accommodate the unique financing needs of the purchasers of high-end residential real estate. The Company uses the equity method to account for its investment in SLMS in the Consolidated Financial Statements under Item 8. (See Notes B and F of Notes to Consolidated Financial Statements under Item 8.)

REAL ESTATE COMPETITION

    SIR's primary competitors are small, local real estate brokerage firms that deal exclusively with luxury real estate and the 'distinctive property' divisions of large regional and national real estate firms. A significant trend during 2000 was the substantial increase in competition from such 'distinctive property' divisions. Competition in the luxury real estate business takes many forms, including competition in commission rates, marketing expertise, attracting and retaining key personnel and the provision of personalized service to sellers and buyers.

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

FACTORS AFFECTING OPERATING REVENUES

    The Company's Auction, Finance and Real Estate operating revenues are significantly influenced by a number of factors not within the Company's control, including: the overall strength of the international economy and financial markets and, in particular, the economies of the United States ('U.S.'), the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong); interest rates; political conditions in various nations; the presence of export and exchange controls; local taxation of sales and donations of potential auction property; competition; the success of the Company in attracting and retaining qualified personnel; and the amount of property being consigned to art auction houses (specifically, the number of single-owner sales consignments).

FINANCIAL AND GEOGRAPHICAL INFORMATION ABOUT OPERATING SEGMENTS

    See Note C of Notes to Consolidated Financial Statements under Item 8 for financial and geographical information about the Company's operating segments.

PERSONNEL

    At December 31, 2000, the Company had 2,048 employees: 916 located in North America; 777 in the United Kingdom and 355 in the rest of the world. The following table provides a breakdown of employees by operating segment as of December 31, 2000:

OPERATING SEGMENT                          NUMBER OF EMPLOYEES
-----------------                          -------------------
Auction..................................         1,709
Real Estate..............................           110
Finance..................................             8
Other....................................           221
                                                  -----
    Total................................         2,048
                                                  -----
                                                  -----

    The Company regards its relations with its employees as good.

    In February 2000, the Board of Directors of the Company announced a number of management changes. A. Alfred Taubman stepped down as Chairman of the Company. In addition, Diana D. Brooks resigned as President and Chief Executive Officer of the Company. Concurrently, the Company announced the appointment of Michael I. Sovern, former President of Columbia University, as the new Chairman of the Company and the appointment of William F. Ruprecht as the President and Chief Executive Officer of the Company. In October 2000, Ms. Brooks pled guilty to a violation of the U.S. antitrust laws.

    (See Note P of Notes to Consolidated Financial Statements for information on the Company's Restructuring Plan.)

ITEM 2. PROPERTIES

    Sotheby's, Inc., a wholly-owned subsidiary of the Company, is headquartered at 1334 York Avenue, New York, New York (the 'York Property'). The Company also currently leases office and warehouse space in four other locations in the New York City area, and leases office and exhibition space in several other major cities throughout the United States, including Los Angeles, San Francisco, Chicago, Palm Beach, Philadelphia, and Boston.

    The Company acquired the York Property on July 18, 2000. In November 2000, the Company granted a mortgage on the York Property to the banks under its credit facility. (See 'Management's Discussion and Analysis of Results of Operations -- Liquidity and Capital Resources' under Item 7 and Notes G and H of Notes to Consolidated Financial Statements under Item 8.)

    The Company is nearing the completion of construction of a six-story addition and renovation of the York Property. This construction will expand the Company's auction, warehouse and office space in New York City and will enable the Company to consolidate many of its New York City operations including reducing the number of other spaces leased by the Company in the New York City area. (See Note P of Notes to Consolidated Financial Statements under Item 8.)

    SIR leases approximately 10,900 square feet of office space at 980 Madison Avenue, New York, New York, from unaffiliated parties under leases expiring in 2001 for its corporate headquarters and Manhattan brokerage and regional operations. SIR will relocate, most likely in the third quarter of 2001, to approximately 25,000 square feet of office space at 38 East 61st Street, New York, New York, under a lease from an unaffiliated party. The increased space will allow SIR to consolidate its Madison Avenue operations with its other operations located at separate Company properties within New York City. SIR also leases office space at a number of domestic and international locations, totaling another 62,926 square feet.

    The Company's U.K. operations (primarily auction) are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's (U.K.) are located. The New Bond Street premises are approximately 200,000 square feet. The Company entered into a lease in November 2000 for approximately 54,000 square feet at Olympia, a landmark building located in Kensington, West London. The Olympia facility will permit the Company to expand its London salesrooms and offices. The Company expects to open Olympia in the second half of 2001. In addition, warehouse space is leased at King's House in West London. The Company also owns a salesroom in Sussex where it conducts auctions.

    The Company also leases office space primarily for auction operations in various locations throughout Continental Europe, including Amsterdam, Geneva, Madrid, Milan, Munich, Paris, Rome and Zurich; in Asia, including Hong Kong, Seoul, Singapore, Taipei, and Tokyo; in Australia; in South America and in Canada.

    In management's opinion, the Company's worldwide premises are generally adequate for the current conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

    In April 1997, the Antitrust Division of the United States Department of Justice (the 'DOJ') began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC. On October 5, 2000, the Company entered into a plea agreement with the DOJ, subject to court approval of the plea and the sentence. The Company pled guilty to a violation of the United States antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the United States and elsewhere and agreed to a fine of $45 million payable without interest over a period of five years. On February 2, 2001, the United States District Court for the Southern District of New York accepted the Company's plea and imposed on the Company the $45 million fine provided for in the plea agreement. The European Commission is also conducting an investigation regarding commissions charged by the Company and Christie's for auction services, and the Company is cooperating with such investigation.

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

    Included in the lawsuits described above are more than fifty purported class action lawsuits that have been filed against the Company and/or its wholly-owned subsidiary, Sotheby's, Inc., beginning January 30, 2000, alleging violations of the federal antitrust laws in connection with auctions in the United States. Christie's International, PLC and Christie's Inc. (collectively 'Christie's') have also been named as defendants in these actions. All of these federal antitrust actions are currently pending in the United States District Court for the Southern District of New York. The complaints in these lawsuits purport to be brought on behalf of individuals that purchased and/or sold items auctioned by the defendants during various periods from January 1, 1992 through February 7, 2000. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to purchasers and sellers of art and other items at auction. The complaints seek treble damages, injunctive relief, attorneys' fees and costs.

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

    On September 24, 2000, the Company agreed to settle, subject to court approval, the certified class action relating to auctions conducted in the United States (the 'U.S. Antitrust Litigation'). A formal settlement agreement was executed and filed with the court on October 27, 2000. Pursuant to the settlement agreement, the Company agreed to deposit in an escrow account:
(a) $100 million in cash within 30 days of preliminary court approval of the settlement, (b) an additional $106 million in cash within 30 days of final court approval of the settlement, and (c) vendor's commission discount certificates with a fair market value of $50 million within 30 days of final court approval of the settlement. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B common stock, the Company's former chairman and a co-defendant in the U.S. Antitrust Litigation agreed to fund $156 million of the cash payments due under the settlement agreement. The amount to be funded by
A. Alfred Taubman is to be paid to the Company as follows: (a) $50 million within 29 days of preliminary court approval of the settlement, which amount was paid in December 2000, and (b) $106 million within 29 days of final court approval of the settlement.

    On February 22, 2001, the court conditionally approved the settlement agreement with respect to the U.S. Antitrust Litigation, subject to agreement by the parties as to certain issues. Prior to such approval, in order to satisfy the requirement in the settlement agreement that the certificates have a fair market value of not less than $50 million, the parties had agreed that the amount of vendor's commission discount certificates to be included as part of the settlement would be $62.5 million in face value and that unused certificates would be redeemable for cash after four years. On March 8, 2001, the Company, Christie's and lead counsel for the class submitted documentation to the court which the Company believes satisfies the conditions stated by the court in its conditional order. If approved by the court, the proposal that has been submitted would not change any of the economic terms of the settlement described above. The court has issued an order requiring interested parties to submit any responses to this proposal no later than March 22, 2001.

    Three other purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the United States. Christie's was also named as a defendant in these actions. The complaints in these actions (the 'International Antitrust Litigation') contained allegations identical to the complaints in the U.S. Antitrust Litigation but were considered separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the United States. On February 13, 2001, the plaintiffs filed a motion seeking reconsideration of the court's decision, and on February 15, 2001, the court entered an order denying plaintiffs' request for reconsideration. Plaintiffs have the right to appeal the court's decision by filing a notice of appeal no later than March 19, 2001. The plaintiffs have not yet filed a notice of appeal.

    In addition to the federal actions, six indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc., and Christie's in the Superior Court of the State of California, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. The Company filed a demurrer to these complaints on May 10, 2000. Pursuant to a stipulation among the parties, plaintiffs have until April 2, 2001 to file a consolidated amended complaint; defendants can then decide whether to file a further demurrer; and all discovery is stayed until August 6, 2001.

    On May 11, 2000 the United States District Court for the Southern District of New York issued an order consolidating the shareholder class action complaints referred to above, and styling the consolidated shareholders' litigation as: In Re Sotheby's Holdings Inc. Securities Litigation, No. 00 Civ. 1041 (DLC). This order also appointed an interim lead plaintiff (the 'Lead Plaintiff') and interim lead counsel. On May 19, 2000 Lead Plaintiff submitted a consolidated amended complaint, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder (the 'Complaint'). The Complaint named as defendants the Company, its Sotheby's Inc. subsidiary, A. Alfred Taubman, Diana D. Brooks and certain other officers of the Company. The Complaint sought to recover damages in unspecified amounts on behalf of Lead Plaintiff and a class of all other purchasers of the Company's Class A common stock during the period February 11, 1997 through February 18, 2000.

    On June 16, 2000, the Company and each of the other defendants named in the Complaint moved to dismiss the Complaint on the grounds that the Complaint failed to state a claim and (with respect to certain defendants) failed to plead fraud with sufficient particularity. On July 19, 2000 the Court entered an order certifying a class of plaintiffs consisting of all persons and entities that purchased the Class A common stock of Sotheby's Holdings, Inc. during the period from February 11, 1997 until February 18, 2000, inclusive, and who sustained a loss thereby. On August 30, 2000, the Court issued a decision granting the motions to dismiss in part and denying them in part. Specifically, the Court granted the motions of certain officers of the Company and Sotheby's Inc. and dismissed the Complaint, without prejudice, with respect to these defendants, on the ground that the Complaint fails to plead fraud with sufficient particularity. The Court denied the motions to dismiss of the Company, A. Alfred Taubman and Diana D. Brooks.

    On September 24, 2000, the Company agreed to settle, subject to court approval, the shareholder class action litigation (the 'Shareholder Litigation'). The Company entered into the settlement agreement for the aforementioned litigation without any admission of liability. According to the terms of the Shareholder Litigation settlement, the Company agreed to deposit in an escrow account: (a) $30 million in cash within 30 days of the court's approval of notice to potential class members and the court's setting a date for the hearing to consider final approval of the settlement and (b) Sotheby's Class A Common Stock with a value of $40 million or, at the Company's option, $40 million in cash, after a pricing period beginning 30 days after final court approval of the settlement. The Company currently expects to issue stock. A. Alfred Taubman, holder of approximately
13.2 million shares of the Company's Class B common stock, the Company's former chairman and a co-defendant in the Shareholder Litigation, agreed to fund the $30 million of cash payments due under the terms of the Shareholder Litigation settlement, which amount was funded in December 2000.

    On February 16, 2001, the court approved the settlement of the Shareholder Litigation pursuant to the terms described above. Plaintiffs have the right to appeal the court's decision by filing a notice of appeal by March 23, 2001. The plaintiffs have not yet filed a notice of appeal.

    On May 11, 2000 the United States District Court for the Southern District of New York issued an order consolidating the shareholder derivative complaints referred to above, and styling the consolidated shareholders' derivative litigation as: In Re Sotheby's Holdings Inc. Derivative Litigation, No. 00 Civ. 1373 (DLC). This order also appointed an interim lead counsel ('Lead Derivative Counsel') for all plaintiffs in the consolidated derivative actions. On May 19, 2000 Lead Derivative Counsel filed an amended verified shareholder derivative complaint (the 'Derivative Complaint'), naming as defendants certain of the Company's current and former directors and officers, and naming the Company and its Sotheby's Inc. subsidiary as nominal defendants. The Derivative Complaint seeks an unspecified amount of damages based on alleged breaches of fiduciary duty, gross mismanagement and constructive fraud arising from the alleged agreements between the Company and Christie's.

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

    In addition, the Company's Board of Directors has received four letters on behalf of putative shareholders (the named plaintiffs in the Huscher, Weiss, and Orestano actions referenced above and Libby Grill), requesting that the Company investigate and commence litigation against the individuals responsible for the possible damage to the Company and Sotheby's Inc. resulting from the alleged agreements between the Company and Christie's.

    The parties have reached an agreement in principle to settle all of the above shareholder derivative litigation and the issues raised in the above letters. Pursuant to this agreement in principle, Sotheby's will recover $1.1 million from its directors and officers liability insurance carrier. In addition, as described above, the Company is receiving certain cash payments from A. Alfred Taubman in connection with settlement of the U.S. Antitrust Litigation and the Shareholder Litigation and Diana D. Brooks, the Company's former President and Chief Executive Officer, has agreed to relinquish all of her Sotheby's stock options. (See Note K of Notes to Consolidated Financial Statements under Item 8.) In the proposed settlement, plaintiffs, on behalf of themselves and the Company, will provide a release of all claims which have been or could have been asserted in the derivative litigation relating to the allegations involved in the derivative litigation to all present and past directors and officers of Sotheby's (other than Mr. Taubman and Ms. Brooks). Plaintiffs will also assign to Sotheby's any claims they may have against Mr. Taubman and Ms. Brooks. The Company and the defendants in the derivative action will also release certain claims they may have against the Company's directors and officers liability insurance carrier. Finally, the Company has agreed to pay to plaintiffs' counsel an amount up to $1.5 million in legal fees and costs, as may be approved by the court. The proposed settlement remains subject to the completion of satisfactory settlement documentation between the parties and a release agreement with the Company's directors and officers liability insurance carrier, and is subject to court approval.

    The Company is also aware of a governmental investigation in Italy arising from certain allegations of improper conduct by current and former Company employees. These allegations arose from an early 1997 television program aired in the United Kingdom as well as the publication of a related book. The Company has been in contact during the past several years with and is continuing to work with the relevant authorities.

    The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition. (See statement on Forward Looking Statements, in Item 7 below.)

    (See Note N of Notes to Consolidated Financial Statements under Item 8.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

MARKET INFORMATION

    The principal U.S. market for the Company's Class A Common Stock is the NYSE (symbol: BID). The Class A Common Stock is also traded on the London Stock Exchange.

    The Company also has Class B Common Stock, convertible on a share for share basis into Class A Common Stock. There is no public market for the Class B Common Stock. Per share cash dividends, if any, are equal for the Class A and Class B Common Stock.

    The quarterly price ranges on the New York Stock Exchange of the Class A Common Stock and dividends per share for 2000 and 1999 are shown in the following schedules:

                                                  2000
                                            -----------------   CASH DIVIDEND
QUARTER ENDED                                HIGH       LOW       DECLARED
-------------                                ----       ---       --------
March 31..................................  $29.063   $15.625      $--
June 30...................................  $19.438   $14.750      $--
September 30..............................  $24.844   $17.938      $--
December 31...............................  $27.563   $21.188      $--
                                                  1999
                                            -----------------   CASH DIVIDEND
QUARTER ENDED                                HIGH       LOW       DECLARED
-------------                                ----       ---       --------
March 31..................................  $41.500   $27.062       $0.10
June 30...................................  $46.750   $30.688       $0.10
September 30..............................  $38.625   $25.563       $0.10
December 31...............................  $36.000   $25.063       $0.10

    The Company does not expect to pay a dividend for the foreseeable future. (See 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources' under Item 7).

    The number of holders of record of the Class A Common Stock as of March 9, 2001 was 1,252. The number of holders of record of the Class B Common Stock as of March 9, 2001 was 26.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------
                                     2000           1999         1998           1997           1996
                                     ----           ----         ----           ----           ----
                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Auction sales (1)...............  $1,936,316     $2,258,752   $1,939,743     $1,843,335     $1,599,595
Auction and related revenues....  $  336,027     $  390,101   $  367,204     $  335,511     $  302,196
Other revenues..................  $   61,761     $   52,484   $   79,848     $   46,281     $   34,300
Total revenues..................  $  397,788     $  442,585   $  447,052     $  381,792     $  336,496
Operating (loss) income.........  $ (237,083)(2) $   54,173   $   80,778(3)  $   67,759(4)  $   68,208
(Loss) income before taxes......  $ (250,127)(2) $   52,150   $   73,813(3)  $   64,457(4)  $   68,244
Net (loss) income...............  $ (189,694)(5) $   32,854   $   45,025(6)  $   40,608(7)  $   40,946
Basic (loss) earnings
  per share.....................  $    (3.22)(5) $     0.57   $     0.79(6)  $     0.73(7)  $     0.73
Diluted (loss) earnings
  per share.....................  $    (3.22)(5) $     0.56   $     0.79(6)  $     0.72(7)  $     0.73
Cash dividends declared
  per share.....................  $       --     $     0.40   $     0.40     $     0.40     $     0.32
Working capital.................  $   39,515     $  159,460   $  132,326     $  123,522     $   57,966
Total assets....................  $1,074,158     $1,072,787   $  769,646     $  860,241     $  656,098
Short-term borrowings...........  $  116,000     $      272   $    2,098     $    2,168     $    3,211
Commercial paper................  $       --     $       --   $       --     $  117,000     $       --
Long-term debt..................  $   99,334     $   99,275   $       --     $       --     $       --
Net (debt) cash (8).............  $ (160,709)    $  (57,228)  $   69,140     $  (85,526)    $   63,675
Shareholders' equity............  $  188,054     $  377,044   $  319,674     $  260,068     $  253,972

---------

(1) Auction sales represent sales at the hammer price plus buyer's premium.

(2) Includes 2000 special charges of $203.1 million and restructuring charges of $12.6 million.

(3) Includes 1998 restructuring charges of $15.2 million.

(4) Includes 1997 special charges of $11.7 million.

(5) Includes 2000 special charges of $159.6 million and restructuring charges of $8.1 million, after tax.

(6) Includes 1998 restructuring charges of $9.3 million, after tax.

(7) Includes 1997 special charges of $7.4 million, after tax.

(8) Long-term debt, short-term borrowings and commercial paper borrowings less cash and cash equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Results of Operations Years Ended December 31, 2000 and 1999 -- Note C ('Segment Reporting') of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

    Auction sales for the Company totaled $1,936.3 million during 2000, a decrease of $322.4 million, or 14%, compared to the prior year. Excluding the impact of unfavorable foreign currency translations, auction sales decreased 11%. The decrease in worldwide auction sales was due to a 7.9% decrease in the number of lots sold and a 3.3% decrease in the average selling price per lot sold in 2000 as compared to 1999. The following is a geographical breakdown of the Company's auction sales for 2000 and 1999:

                                                  2000         1999
                                                  ----         ----
                                               (THOUSANDS OF DOLLARS)
North America................................  $1,043,229   $1,264,475
Europe.......................................     785,992      904,515
Asia.........................................     107,095       89,762
                                               ----------   ----------
    Total....................................  $1,936,316   $2,258,752
                                               ----------   ----------
                                               ----------   ----------

    The auction sales decrease in North America of $221.2 million, or 17%, during 2000 was primarily the result of a 79% decline in auction sales attributable to single-owner collections as auction sales in 1999 included the single-owner sales of paintings and sculptures from the Collection of Mr. and Mrs. John Hay Whitney, the Collection of Eleanore and Daniel Saidenberg, Masterpieces from the Time Museum including Watches, Clocks and Scientific Instruments, the sale of the Barry Halper Collection of baseball memorabilia (the 'Barry Halper Collection') and the sale of furniture decorative and fine arts from the Estate of Mrs. John Hay Whitney for which there were no comparable sales in the current year. The unfavorable year-to-year comparison in North America was partially offset by stronger various owner Impressionist Art and Contemporary Art and Old Master Paintings sales, as well as the commencement of Internet sales.

    Excluding the impact of unfavorable foreign currency translations, auction sales in Europe, which for purposes of this discussion consists of the U.K. and Continental Europe, decreased $44.7 million, or 5%. The decrease was primarily attributable to the rescheduling of the Impressionist Art and Contemporary Art sales in the U.K., traditionally held in December, to February 2001. The results of such sales (approximately $82.9 million), included in the fourth quarter of 1999, are not reflected in the Company's results for the fourth quarter of 2000. The impact of the rescheduled sales was partially offset by the single-owner Benacre House sale, the single-owner Illuminated Manuscripts sale and the Surrealist: Dreams and Imagery sale for which there were no comparable sales in 1999.

    Asian auction sales increased $17.3 million, or 19%, primarily due to the single-owner sale of An Extraordinary Collection of Ming and Qing Imperial Porcelain and Works of Art in the fourth quarter of 2000 for which there was no comparable sale in 1999, as well as stronger sales results from the Chinese Ceramics and Works of Art sale. Asian auction sales were not materially affected by translation to U.S. dollars.

    On February 29, 2000, the Company announced a new commission structure for both buyers and sellers at its principal live auction locations. The new commission structure for sellers was effective upon the announcement; the new rates for buyers became effective April 1, 2000.

    The Company's new published seller's commission structure gives credit to the seller both for auction sales through the Company during the current year and for auction purchases made from the Company during the current year when determining the applicable commission rate to be paid. Under the new published seller's commission structure, the applicable rate paid varies according to the aggregate amount of purchases and sales by the seller and the type of seller, with different rate schedules for private parties, art dealers and museums. For sales under $100,000, the Company charges a seller's commission determined on a per lot basis according to a fixed schedule. The new published sellers commission structure represents an overall reduction in the fees charged to sellers.

    For buyer's in most collecting categories, the Company now charges a buyer's premium of 20% of the hammer (sale) price up to $15,000, 15% on the next $85,000 of the hammer (sale) price up to $100,000 and 10% of the hammer (sale) price on any remaining amount over $100,000. The new buyer's premium rates represent an overall increase in the fees charged to buyers.

    The buyer's premium on Internet purchases was 10% of the hammer (sale) price until March 5, 2001. Effective on that date, the Company increased the buyer's premium charged on Internet purchases to 15% of the hammer (sale) price on the first $15,000, while leaving the buyer's premium at 10% of the hammer (sale) price on any remaining amount over $15,000.

    Worldwide revenues from auction and related operations decreased $54.1 million, or 14%, in 2000 compared to 1999. Excluding the impact of unfavorable foreign currency translations, worldwide revenues from auction and related operations decreased 10%. The decrease was principally due to lower seller's commission revenue, buyer's premium revenue and expense recoveries. The decrease in seller's commission revenue was primarily a result of the decreased sales discussed above, the business environment in which the Company operates discussed below, the impact of the new commission structure discussed above and a decrease in the number of lots sold at live auctions as well as an increase in the average selling price of lots sold at live auctions which resulted in lower seller's commission rates. The decrease in buyer's premium revenue was due primarily to the decreased sales discussed above partially offset by the impact of the new commission structure discussed above. The decrease in expense recoveries was primarily a result of the business environment in which the Company operates as discussed in more detail below.

    Over the past year, the business environment in the art market has become more difficult, and the Company has faced increased competition for consignments. In addition to the Company's traditional competitor, Christie's, other auctioneers such as Phillips, de Pury and Luxembourg and a variety of Internet auction websites have started to provide competition in certain areas. As a result of these factors and the impact of the new commission structure discussed above, the Company has experienced a decrease in seller's commission revenue and expense recoveries in 2000 as compared to 1999. The Company currently believes that this business environment will continue. (See statement on Forward Looking Statements.)

    Other revenues consist primarily of revenues from the Company's Real Estate and Finance operating segments. Other revenues increased $9.3 million, or 18%, in 2000 compared to 1999. The increase was principally due to increases in the Real Estate and Finance segments. The increase in Real Estate revenues was primarily the result of both increased unit sales and higher average selling prices from Company-owned and affiliated brokerage offices. The increase in Finance revenues was due primarily to an increase in the weighted average interest rates charged on notes receivable and an increase in the average loan portfolio balance. Other revenues were not materially affected by translation to U.S. dollars.

    Total expenses increased $246.5 million, or 63%, compared to 1999. Excluding special charges and restructuring charges, total expenses increased $30.8 million, or 8%, compared to 1999. Excluding the impact of favorable foreign currency translations, total expenses, excluding special charges and restructuring charges, increased 12%.

    Direct costs of services (consisting largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) totaled $82.0 million in 2000, a decrease of $3.6 million, or 4%, compared to 1999. Excluding the impact of favorable foreign currency translations, direct costs of services were essentially flat. Direct costs of services in 2000 included significantly higher marketing expenses, a direct result of the Company's Internet spend due to the launch of its websites, as discussed below. This spending was offset by a decrease in direct costs associated with live auction sales resulting from fewer lots sold during the period, a decrease in the number of significant single-owner sale events and lower catalogue production costs in the current year as prior year results include in particular the cost of producing the catalogue for the sale of the Barry Halper Collection.

    Excluding special charges and restructuring charges, all other operating expenses (which consist of salaries and related costs, general and administrative expenses and depreciation and amortization) increased $34.3 million, or 11%, in 2000 compared to 1999. Excluding the impact of favorable foreign currency translations, all other expenses, excluding special charges and restructuring charges, increased 13%. The increase was principally due to a $29.3 million, or 18%, increase in salaries and related costs, an $8.7 million, or 7%, increase in general and administrative expenses and a $7.0 million, or 40%, increase in depreciation and amortization. The increase in salaries and related costs was primarily the result of the Internet, amounts expensed related to the Company's retention programs (for future effects, see Note O of Notes to Consolidated Financial Statements) and annual merit pay increases. Also, impacting the year-to-year comparison of salaries and related costs was a reduction of accrued compensation costs in 1999 of approximately $5.9 million for amounts previously expensed by the Company for its 1997 and 1998 Performance Share Purchase Plan option grants for which there was no comparable event in 2000. The Company determined that fulfillment of the financial performance criteria for the 1997 and 1998 grants (necessary for these options to ultimately become exercisable under the terms of the Performance Share Purchase Plan) was not likely to be achieved (see Note K of Notes to Consolidated Financial Statements). General and administrative expenses increased primarily due to a $9.0 million provision recorded during the fourth quarter of 2000 for an unsecured loan (see Note D of Notes to Consolidated Financial Statements), increased provisions for uncollectible auction accounts receivable, higher facility costs and increased travel and entertainment expenses resulting from the business environment for consignments discussed above. These increases were partially offset by lower Internet related expenses. The increase in depreciation and amortization was primarily due to the commencement of depreciation on the York Property in the fourth quarter of 1999 and other capital projects that were placed in service during 2000.

    On January 19, 1999 the Company announced its intention to launch sothebys.com, an Internet auction website for art, antiques, jewelry and collectibles. In July 1999, the Company and Amazon entered into an agreement to launch a co-branded auction site, sothebys.amazon.com, that was devoted to the general antiques collector and to the world of collectibles. In the fourth quarter of 1999, the Company launched sothebys.amazon.com and in the first quarter of 2000 it launched sothebys.com.

    In November 2000, pursuant to an agreement with Amazon, the activities of sothebys.amazon.com were combined with those of sothebys.com. The agreement provides for Amazon to promote the sothebys.com website and otherwise provide marketing services relating to sothebys.com. Under the agreement, Amazon is entitled to share in the revenues earned on sothebys.com and to receive additional performance-based payments, subject to annual minimums. The agreement also provides for releases from any potential claims relating to the operation of sothebys.amazon.com and the purchase by Amazon in July 1999 of the Company's Class A Common Stock and warrants to purchase additional shares of the Company's Class A Common Stock (See Liquidity and Capital Resources). The Company has determined that $9.5 million of the minimum payments required under the agreement constitutes consideration for the release of these claims and has recorded its present value of $8.1 million as part of special charges (see
Note N of Notes to Consolidated Financial Statements). The minimum payments are being paid ratably over the four-year term of the agreement.

    Excluding restructuring charges, Internet related expenses amounted to $56.0 million and $42.3 million for the year ended December 31, 2000 and 1999, respectively. These expenses include primarily marketing and salary and related costs. The 32% increase in Internet related expenses is principally due to higher marketing and salary and related costs associated with the launch of sothebys.com and sothebys.amazon.com.

    Excluding restructuring charges, fourth quarter Internet related expenses decreased 37% and 13%, respectively, from the first and second quarters of 2000 and increased 12% from the third quarter of 2000. The decrease compared to the first quarter is due to higher marketing costs associated with the launch of sothebys.com and sothebys.amazon.com during the first three months of 2000. The reduction in costs compared to the second quarter is primarily due to a decrease in marketing costs and salaries and related expenses. The increase in costs compared to the third quarter is primarily attributable to higher marketing costs related to the announcement of the combination of sothebys.com and sothebys.amazon.com as discussed above. In conjunction with the Company's Restructuring Plan as discussed below, the Company currently expects to achieve cost savings related to the Internet approximating $25 million upon full implementation of the Restructuring Plan. (See statement on Forward Looking Statements.)

    Although the Company is currently focused on revenue growth related to the Internet and will balance its costs accordingly, management currently believes that the Internet will continue to have a dilutive effect on the Company's results in the near term. (See statement on Forward Looking Statements.)

    Special Charges -- During 2000, the Company recorded pre-tax special charges of $203.1 million. See discussion below for details on the composition of such charges.

    In April 1997, the Antitrust Division of the United States Department of Justice began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions.

    A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints were filed against the Company and certain directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. A number of shareholder derivative suits were also filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. (See Note N to Notes to Consolidated Financial Statements and See Part I, Item 3 'Legal Proceedings'.)

    On September 24, 2000, the Company agreed to settle the antitrust class action relating to auctions conducted in the United States (the 'U.S. Antitrust Litigation') and the shareholder class action litigation (the 'Shareholder Litigation') and, as a result, recorded a special charge of $140.0 million (pre-tax) for the year ended December 31, 2000. The court conditionally approved the U.S. Antitrust Litigation settlement on February 22, 2001, and the parties have made a submission to the court concerning how the conditions stated in its conditional order would be satisfied. If the settlement becomes final in its current form, the Company will issue vendor's commission discount certificates ('Discount Certificates') with a face value of $62.5 million. Any unused Discount Certificates may be redeemed for cash four years after their date of issuance. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of $50 million, which equals the value of the Discount Certificates that is included in special charges. In conjunction with court approval of the Shareholder Litigation settlement on February 16, 2001, the Company currently expects to issue Sotheby's Class A Common Stock with a value of $40 million in the first or second quarter of 2001. These shares, if issued, would have a dilutive effect on the Company's earnings per share subsequent to their issuance. (See Note N of Notes to Consolidated Financial Statements and Part I, Item 3 'Legal Proceedings'.) (See statement on Forward Looking Statements.)

    On October 5, 2000, the Company entered into a plea agreement with the DOJ related to its investigation. On February 2, 2001, the court accepted the Company's plea and imposed on the Company the $45 million fine provided for in the plea agreement, payable without interest over five years. For the year ended December 31, 2000, the Company recorded a special charge of $34.1 million (pre-tax) relating to the plea agreement with the DOJ. This amount represents the present value of the amount due to the DOJ discounted at the Company's approximate cost of borrowing. The $10.9 million discount on the amount payable will be amortized to interest expense over the payment period. (See Note N of Notes to Consolidated Financial Statements and Part I, Item 3 'Legal Proceedings'.)

    For the year ended December 31, 2000, the Company recorded pre-tax special charges of $11.6 million consisting primarily of legal and other professional fees related to the investigation by the DOJ, other governmental inquiries and investigations, and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed in Notes N and O of Notes to Consolidated Financial Statements and Part I, Item 3 'Legal Proceedings.' Also included in this amount are $2.0 million of costs related to the notification of the members of the class of plaintiffs in the U.S. Antitrust Litigation. The Company expects that such costs will continue to have a dilutive effect on the Company results in the near term. In addition, the Company expects to incur costs in 2001 for printing, issuing and redeeming the Discount Certificates related to the U.S. Antitrust Litigation settlement. These costs have not been expensed since they are currently not estimatable. The Discount Certificates are currently expected to be printed and issued during the second half of 2001. (See Note N of Notes to Consolidated Financial Statements.)

    During the fourth quarter of 2000, as a result of the DOJ investigation and other related matters as discussed above, in Note N of Notes to Consolidated Financial Statements and Part I, Item 3 'Legal Proceedings,' the Compensation Committee of the Board of Directors (the 'Compensation Committee') approved special recognition bonuses of up to $9.8 million for certain key employees. Such special recognition bonuses were in addition to the recipients' regular compensation. During the fourth quarter of 2000, the Company recorded pre-tax special charges of $10.2 million, which included approximately $0.4 million in payroll taxes and were paid during the fourth quarter of 2000.

    During the fourth quarter of 2000, 50,000 options issued pursuant to the 1996 Performance Share Purchase Plan were relinquished by the Company's former Chief Executive Officer pursuant to an agreement between the Company and the former Chief Executive Officer related to the DOJ investigation and other related matters. Accordingly, for the year ended December 31, 2000, the Company recorded in special charges a reduction of accrued compensation cost of approximately $1.4 million (pre-tax) for an amount previously expensed for these options. (See Notes K and N of Notes to Consolidated Financial Statements.)

    Restructuring Charges -- During the fourth quarter of 2000, management completed the comprehensive strategic and operational review previously announced in August 2000. Based on the results of this review, the Board of Directors approved a restructuring plan (the 'Restructuring Plan') in the Company's Auction segment in December 2000. Management believes that the Restructuring Plan will make the Company more competitive both in key high-end markets worldwide and in the middle market in London and will also enhance profitability through the realization of cost savings. To achieve this goal, the Company expects to focus resources on high-end markets, including the paintings and jewelry categories. Through the consolidation of certain departmental resources and sales, the Company will be reducing operating costs in lower-end markets, which contribute a much lower percentage of revenues. The Company plans to achieve operating efficiencies by managing certain markets globally rather than regionally, including the principal fine arts categories of Impressionist, Contemporary, Old Masters and 19th Century Paintings as well as Jewelry and Asian works of art. As part of the Company's strategy to become more competitive in the middle market in London, a specially dedicated middle market salesroom will be opened at Olympia in West London in the second half of 2001. The Olympia facility will incorporate certain departments from the Company's existing New Bond Street, London salesroom, as well as certain departments from the Company's auction center in Sussex. Additionally, the Company expects to focus its Internet activities on generating sales growth through its dealer network and will achieve cost savings by the elimination of employees, reducing marketing programs and limiting its consigned property handling activities. The consolidation and integration of the Company's live and Internet operations in the flagship York Avenue location, which is expected to take place by the end of the first quarter of 2001, will also contribute to cost savings.

    The Restructuring Plan includes the termination of approximately 175 employees worldwide in the Company's Auction segment. These terminations will primarily impact the administrative and support functions of the Auction segment.

    As part of the Restructuring Plan, the Company also wrote-off certain investments as a result of the curtailment of certain activities.

    Total estimated cost savings following the full implementation of the Restructuring Plan will approximate $15.0 to $20.0 million in the live auction business and approximately $25.0 million in the Internet. The estimated live auction savings will be partially offset by incremental costs of approximately $7.0 million associated with the new Olympia middle market salesroom in London, as discussed above. These savings will be initiated during 2001 and are currently expected to be realized fully by 2002. Most of the anticipated savings are expected to be achieved through lower salaries and related expenses and reductions in direct costs of services. The Company also intends to increase spending on various strategic initiatives that further the goals of the Restructuring Plan, which will offset a portion of the total savings.

    In connection with the implementation of the Restructuring Plan, the Company recorded pre-tax charges of approximately $12.6 million in the fourth quarter of 2000. The components of the restructuring charges include severance and termination benefits of $7.1 million, asset write-offs of $3.8 million, lease and contract termination costs of $1.1 million and other restructuring costs of $0.6 million.

    Total cash expenditures related to the Restructuring Plan are expected to be approximately $8.8 million, of which approximately 20% will be paid in the first quarter of 2001. The remaining cash expenditures related to the Restructuring Plan are expected to be made throughout the remainder of 2001.

    (See Note P of Notes to Consolidated Financial Statements.)

    With respect to all statements made herein regarding the Restructuring Plan, see statement on Forward Looking Statements.

    Interest Income and Expense -- Interest income increased $2.1 million in 2000 compared to 1999 due primarily to higher average cash balances throughout the year. Interest expense increased $13.2 million in 2000 as compared to 1999 as a result of higher borrowings in the current year, higher interest rates and the amortization of related fees associated with the Amended Credit Agreement (as defined below), lower capitalized interest related to the York Property in 2000 and an additional month of interest expense in 2000 related to the bonds issued in February 1999.

    Income Taxes -- The consolidated effective tax rate was approximately 24% in 2000 compared to 37% in 1999. The reduction in the effective tax was primarily due to the fact that the DOJ settlement is not tax deductible and only a portion of the U.S. Antitrust Litigation settlement is tax deductible.

    Net (Loss) Income and (Loss) Earnings Per Share -- Net loss for 2000 was ($189.7) million compared to net income of $32.9 million in 1999. Diluted loss per share for 2000 was ($3.22) compared to earnings per share of $0.56 in 1999. The impact of the special charges and the restructuring charges discussed above on diluted loss per share was ($2.85) per share for the year ended December 31, 2000. The impact on diluted loss per share related to the Company's Internet operating loss, excluding any Internet related restructuring charges, was ($0.52) per share and ($0.44) per share in 2000 and 1999, respectively.

    Factors Affecting Operating Revenues -- The Company's Auction, Finance and Real Estate operating revenues are significantly influenced by a number of factors not within the Company's control, including: the overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong); interest rates; political conditions in various nations; the presence of export and exchange controls; local taxation of sales and donations of potential auction property; competition (as discussed above); the success of the Company in attracting and retaining qualified personnel; and the amount of property being consigned to art auction houses (specifically, the number of single-owner sales consignments).

    The Company cannot at present determine the impact, if any, on future auction sales and future revenues of the outstanding investigation by the European Commission, as discussed in more detail below. (See statement on Forward Looking Statements.)

    Contingencies -- The European Commission is conducting an investigation regarding commissions charged by the Company and Christie's for auction services. Although the outcome of this investigation cannot presently be determined, any loss resulting from this investigation could have a material impact on the Company's financial condition, liquidity and/or results of operations. The amount of any such loss is not currently estimatable.

    The Company's settlement of the U.S. Antitrust Litigation is subject to final court approval. (See Note N of Notes to Consolidated Financial Statements and Part I, Item 3 'Legal Proceedings' for further discussion related to the U.S. Antitrust Litigation and the Shareholder Litigation.)

    (See Note O of Notes to Consolidated Financial Statements for additional information on Contingencies and information on the Company's employee retention programs.)

    Results of Operations Years Ended December 31, 1999 and 1998 -- Note C ('Segment Reporting') of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

    Auction sales for the Company totaled $2,258.8 million during 1999, an increase of $319.0 million, or 16%, compared to the prior year. The increase in worldwide sales was due to a 24% increase in the average selling price per lot sold in 1999 as compared to 1998, partially offset by a 6% decrease in the number of lots sold. Auction sales recorded by the Company's foreign operations were not materially affected by translation to U.S. dollars.

    The following is a geographical breakdown of the Company's auction sales for 1999 and 1998:

                                                  1999         1998
                                                  ----         ----
                                               (THOUSANDS OF DOLLARS)
North America................................  $1,264,475   $1,074,428
Europe.......................................     904,515      803,931
Asia.........................................      89,762       61,384
                                               ----------   ----------
    Total....................................  $2,258,752   $1,939,743
                                               ----------   ----------
                                               ----------   ----------

    The sales increase in North America of $190.1 million, or 18%, during 1999 was primarily a result of successful single-owner sales, most notably the paintings and sculptures from the Collection of Mr. and Mrs. John Hay Whitney, the Collection of Eleanore and Daniel Saidenberg, the sale of furniture, decorative and fine arts from the Estate of Mrs. John Hay Whitney, Masterpieces from the Time Museum including Watches, Clocks and Scientific Instruments and the Barry Halper Collection, all of which there were no comparable sales in the prior year. The growth was also due to increases in Impressionist and Modern art and Contemporary art. The increase in sales was partially offset by a decrease in Old Masters Paintings and Drawings. Also, influencing the year to year comparison are single-owner sales in 1998 for which there were no comparable sales in 1999. The single owner sales in 1998 included the Reader's Digest Corporate Collection; the Collection of Jamie Ortiz-Patino comprised of silver, furniture, rare books and manuscripts and the Collection of H.R.H. the Duke and Duchess of Windsor. Sales in Europe, which for purposes of this discussion consist of the U.K. and the Continent, increased $100.6 million, or 13%. The increase was primarily attributable to growth in Impressionist and Modern art, Old Masters Paintings and Drawings and French and Continental Furniture. Similarly contributing to the growth were the results of the single-owner sale of Important French and Italian Furniture, Porcelain, Paintings, Silver and Decorative Arts from the Estate of dott. Giuseppe Rossi and the sale of twenty-five works by Picasso from the private collection of Gianni Versace, for which there were no comparable sales in 1998. Asian sales increased $28.4 million, or 46% primarily due to increases in Ceramics and Works of art and a successful single-owner sale for which there was no comparable sale in 1998.

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

This decrease was primarily due to a decrease in Finance revenues, partially offset by an increase in Real Estate revenues. The decrease in Finance revenue was partially due to a decrease in the average loan portfolio balance to $176.8 million in 1999 from $301.2 million in 1998. Also, significantly influencing the year to year comparison of revenues was the recognition of $21.0 million in origination fee revenue related to a significant loan, as discussed below, in 1998 with no comparable transaction in 1999. The decrease in the average loan portfolio balance was primarily due to a significant loan extended in May 1998 to a group of affiliated corporate borrowers, for which there was no comparable loan in 1999. The loan to this group was to mature on December 31, 2001; however, during the fourth quarter of 1998 it was repaid in full. The prepayment of this loan resulted in the recognition of $18.7 million of additional revenue in the fourth quarter of 1998 relating to the origination fee that would have been amortized through 2001. The increase in Real Estate revenue was primarily due to increased real estate unit sales from both mature and new Company owned brokerage offices.

    Direct costs of services (consisting largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) totaled $85.6 million in 1999, an increase of $9.3 million, or 12%, compared to 1998. This increase was primarily due to increased marketing expenses, a direct result of the Company's Internet spending. Also, influencing the year to year comparison are the impact of costs associated with the sale of the Collection of H.R.H. the Duke and Duchess of Windsor which were partially recovered and reflected in auction and related revenue in 1998 with no comparable costs in 1999. Direct costs as a percentage of sales were consistent in 1999 and 1998.

    Excluding restructuring charges of $15.2 million in 1998, all other operating expenses (which consist of salaries and related costs, general and administrative expenses and depreciation and amortization) increased $28.1 million, or 10%, in 1999 compared to 1998. This increase was primarily due to a $17.5 million, or 16%, increase in general and administrative expenses, a $5.8 million, or 4%, increase in salaries and related costs and a $4.8 million, or 38%, increase in depreciation and amortization. The increase in general and administrative expenses was primarily due to Internet related expenses and, to a lesser extent, increased Information Technology costs related to new initiatives, provisions for property claims and associated legal fees, and higher facility costs associated with the York Property. These increases were partially offset by a decrease in write-offs and provisions of uncollectible auction receivable accounts in 1999 as compared to 1998. The increase in salaries and related costs was primarily due to Internet spending and annual merit increases. Offsetting the aforementioned salaries and related costs increase was a reduction of accrued compensation costs of approximately $5.9 million for amounts previously expensed by the Company for its 1997 and 1998 Performance Share Purchase Plan option grants. The Company determined that fulfillment of the financial performance criteria for the 1997 and 1998 grants (necessary for these options to ultimately become exercisable under the terms of the Performance Share Purchase Plan) was not likely to be achieved (see Note K of Notes to Consolidated Financial Statements). Also, influencing the year to year comparison was the $9.0 million of expense recorded in 1998 related to the Performance Share Purchase Plan due to the appreciation of the Company's stock price during 1998. The increase in depreciation was primarily related to the commencement of depreciation on the floors currently in service of the York Property during the fourth quarter of 1999 and other capital projects that were placed in service during 1999.

    On January 19, 1999, the Company announced its intention to launch sothebys.com, an Internet auction business for art, antiques, jewelry and collectibles. In July 1999, the Company and Amazon entered into an agreement to launch a co-branded auction site, sothebys.amazon.com, that was devoted to the general antiques collector and to the world of collectibles. In the fourth quarter of 1999, the Company launched sothebys.amazon.com and in the first quarter of 2000 it launched sothebys.com. Total Internet related expenses amounted to $42.3 million for the twelve months ended December 31, 1999. These expenses include primarily marketing, salary and related costs, professional fees and technology related costs. In November 2000, pursuant to an agreement with Amazon, the activities of sothebys.amazon.com were combined with those of sothebys.com. The agreement provides for Amazon to promote the sothebys.com website and otherwise provide marketing services relating to sothebys.com.

    In 1998, the Company recorded restructuring charges of $15.2 million relating to the construction of the York Property. Approximately $14.1 million of this amount was a non-cash charge resulting from the impairment of existing leasehold improvements and related furniture and fixtures. The remaining amount of approximately $1.1 million was a provision resulting from the cost of future rental obligations and certain lease termination costs on rental space in New York City that are being abandoned as part of the Company's plan to consolidate its auction operations within the York Property. As of December 31, 1999 and 1998, the Company has recorded in other liabilities in the Consolidated Balance Sheets, approximately $1.1 million related to the remaining future obligations. During 2000, the Company paid $0.2 million in settlement of a portion of these obligations. The remaining amounts will be paid out starting approximately March 2001 through September 2003.

    Interest Income and Expense -- Interest income increased $0.8 million in 1999 compared to 1998 due to higher average cash balances throughout the year. Interest expense decreased $5.0 million in 1999 as compared to 1998 as a result of lower borrowings related to the decreased average loan portfolio and capitalized interest on the Company's York Property construction.

    Income Taxes -- The consolidated effective tax rate was 37% in 1999 compared to 39% in 1998. This decrease was primarily a result of higher earnings during 1998 in the United States.

    Net Income and Earnings Per Share -- Net income decreased $12.2 million, or 27%, in 1999 compared to 1998. Diluted earnings per share for 1999 decreased to $0.56 from $0.79 in 1998. The impact on diluted earnings per share related to the Company's Internet operating loss was ($0.44) per share. The impact of the non-recurring charge on diluted earnings per share in 1998 was ($0.16). Movements in foreign currencies did not have a material impact on 1999 and 1998 revenues or expenses.

    Liquidity and Capital Resources -- The Company's net debt position (total debt, which includes short-term borrowings and long-term debt, less cash and cash equivalents) totaled $160.7 million at December 31, 2000, compared to a net debt position of $57.2 million at December 31, 1999. The increase in the net debt position in 2000 compared to 1999 was primarily the result of borrowings under the Amended Credit Agreement, as defined below, which were used to fund the Company's share of the U.S. Antitrust Litigation settlement, capital expenditures, Internet spending, the net increase in the client loan portfolio, legal fees related to the DOJ investigation and other related matters and special recognition payments made to certain employees. Working capital (current assets less current liabilities) at December 31, 2000 was $39.5 million, compared to $159.5 million at December 31, 1999. The significant decrease in working capital was primarily due to borrowings under the Amended Credit Agreement which are classified as current liabilities on the Consolidated Balance Sheets.

    The Company's net client loan portfolio increased to $192.2 million at December 31, 2000, from $187.9 million at December 31, 1999. These amounts include $36.0 million and $42.5 million of loans that have a maturity of more than one year at December 31, 2000 and 1999, respectively. During the fourth quarter of 2000, the Company recorded a $9.0 million provision for an unsecured loan that it believes is not collectible. During 2001, the Company currently intends to reduce its net loan portfolio by approximately $50 million, but no assurance can be given that the Company's efforts will be successful. (See statement on Forward Looking Statements.)

    The Company relies on internally generated funds and borrowings to meet its financing requirements. During the first quarter of 2000, as a result of the events related to the DOJ investigation and other related investigations and civil lawsuits, as discussed previously, the Company amended and restated its $300 million Bank Credit Agreement. Under the amended and restated Bank Credit Agreement (the 'Credit Agreement'), the Company has up to $300 million of committed senior secured financing with an international banking syndicate arranged through the Chase Manhattan Bank available through July 11, 2001. The Company's obligations under the Credit Agreement are secured by substantially all the assets of the Company and its domestic subsidiaries, including a mortgage on the York Property. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. The Company incurred arrangement and amendment fees of $3.6 million, which are being amortized over the term of the commitment.

    In connection with the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ, the Company amended the Credit Agreement in November 2000 (the 'Amended Credit Agreement'). (See Note N of Notes to Consolidated Financial Statements and
Part I, Item 3 'Legal Proceedings' for additional information related to the settlements and the plea agreement.) The principal purpose of the amendments contained in the Amended Credit Agreement is to adjust the financial covenants contained in the Credit Agreement to reflect the terms of the settlements and the plea agreement and the Company's obligations thereunder. These amendments, among other things, adjust certain of the financial covenants, including the covenants requiring the Company to maintain a minimum net worth, and to meet certain leverage ratio and interest coverage ratio tests. The Amended Credit Agreement retains the covenant that requires the Company to limit dividend payments. During the fourth quarter of 2000, the Company paid $1.5 million of arrangement and amendment fees in connection with adjusting the financial covenants contained in the Amended Credit Agreement, which are being amortized over the remaining term of the commitment. At December 31, 2000, the Company was in compliance with respect to all financial and other covenants. All current outstanding borrowings under the Amended Credit Agreement are classified as current liabilities on the Consolidated Balance Sheets.

    The Company may also issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. The amount available for issuance under the commercial paper program is reduced by the amount of outstanding borrowings under the Amended Credit Agreement. At December 31, 2000 there were no commercial paper borrowings outstanding. The Company supports any short-term notes issued under its U.S. commercial paper program with its committed credit facility under the Amended Credit Agreement. The amount available for borrowings under the Amended Credit Agreement is reduced by the amount of outstanding commercial paper borrowings, if any.

    Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, under which $100 million was available for issuance as of December 31, 2000.

    During the first quarter of 2000, Moody's Investors Service ('Moody's'), Standard & Poor's Rating Group and other credit agencies downgraded the Company's long-term and short-term credit ratings. During the fourth quarter of 2000, Moody's further downgraded the Company's long-term and short-term credit ratings. Both ratings remain on review.

    On July 23, 1999, Amazon purchased one million of newly issued shares of the Company's Class A Common Stock at $35.44 per share, and purchased for $10 million a three year warrant to purchase an additional one million shares at $100 per share.

    During 2000, the Company's primary sources of liquidity were derived from collections of outstanding accounts receivable and from borrowings under the Amended Credit Agreement. The most significant cash uses during 2000 were the funding of the Company's share of the U.S. Antitrust Litigation settlement, legal fees related to the DOJ investigation and other related matters, capital expenditures, Internet spending in the Auction segment, the net funding of the client loan portfolio and special recognition payments made to certain employees.

    During 1999, the Company's primary sources of liquidity were derived from the issuance of long-term debt securities and proceeds received from Amazon related to the common stock and warrant discussed above. The most significant cash uses during 1999 were the increase in accounts receivable and other receivables, capital expenditures, the net funding of the client loan portfolio, payment of shareholder dividends and Internet spending.

    While the Company paid shareholder dividends in 1999, due to the significant cash needs required for the funding of the settlements of the U.S. Antitrust Litigation and the plea agreement with the DOJ, Internet spending, and the completion of the construction of the York Property, the Company did not declare a cash dividend during 2000. The Company believes that this is an appropriate decision due to the Company's present and anticipated cash needs. The Company will continue to assess whether to pay shareholder dividends in conjunction with operating results, capital spending needs, Internet spending requirements, the funding requirements of the plea agreement with the DOJ, the funding requirements of the Company's employee retention programs and developments related to the investigation by the European Commission, as discussed previously. (See Notes N and O of Notes to Consolidated Financial Statements and Part I, Item 3 'Legal Proceedings' for additional information related to the Company's settlements of the U.S. Antitrust Litigation and the Shareholder Litigation and its plea agreement with the DOJ.)

    Capital expenditures in 2000, consisting primarily of costs associated with the construction of the York Property totaled $47.6 million. During 1999, capital expenditures were $120.7 million. The decrease in capital expenditures in 2000 as compared to 1999 was due primarily to lower spending on the York Property construction and computer and software costs during 2000. The capital expenditures relating to the construction of the York Property are currently estimated to be in the range of $151 million, of which the Company has paid approximately $138.8 million through February 19, 2001. As of February 19, 2001, the Company had financial commitments in relation to this project of approximately $2.6 million. In July 2000, York Avenue Development, Inc., a wholly owned subsidiary of Sotheby's Inc. (itself a wholly owned subsidiary of the Company) purchased the York Property pursuant to a pre-existing option. The Company believes that it has sufficient capital resources to carry out the remaining planned capital spending relating to this project, which should be completed during the first half of 2001.

    From time to time, the Company has off-balance sheet commitments which include short-term commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program (See Note O of Notes to Consolidated Financial Statements). The Company does not believe that material liquidity risk exists related to these commitments.

    The Company currently believes that current cash balances, operating cash flows and borrowings under the Amended Credit Agreement will be adequate to meet its operating needs and capital requirements, as well as the first payment due under the Company's plea agreement with the DOJ (see Note N of Notes to Consolidated Financial Statements) through July 11, 2001. Such operating needs and capital requirements include the funding of the Company's client loan program, peak seasonal working capital requirements, other short-term commitments to consignors, the project on the York Property, the Company's Internet spending and severance payments related to the Company's restructuring plan as discussed above. The remaining cash payments due in conjunction with the U.S. Antitrust Litigation settlement will be funded by A. Alfred Taubman. (See Note N of Notes to Consolidated Financial Statements and Part I, Item 3 'Legal Proceedings' for additional information related to the Company's settlement of the U.S. Antitrust Litigation and its plea agreement with the DOJ).

    The Company's Amended Credit Agreement is available through July 11, 2001. On this date the Amended Credit Agreement will expire and any borrowings outstanding will be due and payable to the Company's existing banking group. (See Note H of Notes to Consolidated Financial Statements). In order to fund the repayment of any such borrowings outstanding, as well as to provide for the Company's continuing operating needs (see above), capital requirements (see above), the remaining funding requirements related to the Company's plea agreement with the DOJ (see Note N of Notes to Consolidated Financial Statements) and payments for the retention of certain key employees, an extension or refinancing of the Amended Credit Agreement will be necessary to supplement operating cash flows. Alternatively, the Company currently believes that it has other options available for capital resources, including the issuance of additional equity, as well as a mortgage on the York Property, and is currently evaluating such options. The Company currently believes it is likely to be able to extend or refinance the Amended Credit Agreement or to secure alternative funding. However, there can be no guarantee that such funding will be available on terms acceptable to the Company. Although unlikely, if the Company is unable to obtain such funding on acceptable terms, this would have a material adverse effect on the Company's business, results of operations and/or financial condition. (See statement on Forward Looking Statements.)

    European Monetary Union -- The European Monetary Unit (the 'euro') was introduced on January 1, 1999 as a wholesale currency. The eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies and the euro. The existing currencies will continue to be used as legal tender through January 1, 2002; thereafter, the existing currencies will be cancelled and euro bills and coins will be used for cash transactions in the participating countries.

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

    Quantitative and Qualitative Disclosure About Market Risk -- The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The Company believes that its interest rate risk is minimal as a hypothetical ten percent increase or decrease in interest rates is immaterial to the Company's cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

    The Company enters into forward exchange contracts to hedge foreign currency transactions. The Company's forward exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on such contracts substantially offset gains and losses on the assets or transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high-credit ratings. At December 31, 2000, the Company had $31.7 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts. The fair value of these contracts was a $0.6 million asset at December 31, 2000.

    The Company believes that its foreign currency translation risk is minimal as a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies is immaterial to the Company's cash flow and fair value related to financial instruments. (See statement on Forward Looking Statements.)

FORWARD LOOKING STATEMENTS

    This Form 10-K contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company, particularly with respect to the Company's liquidity and capital resources. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular rank order:

       I -- The Company's business is seasonal, with peak revenues and operating income primarily occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction season

      II -- The overall strength of the international economy and financial markets and, in particular, the economies of the United States, the United Kingdom and the major countries or territories of Continental Europe and Asia (principally
            Japan and Hong Kong)

     III -- Competition with other auctioneers and art dealers, including Internet auction sites

      IV -- The volume of consigned property and the marketability at auction of such property

       V -- Final court approval of the Company's settlement of the U.S. Antitrust Litigation and resolution of the appeals, if any, of the settlement of the U.S. Antitrust Litigation and Shareholder Litigation.

      VI -- The resolution of the European Commission investigation regarding commissions charged by the Company and Christie's for auction services.

     VII -- The European Monetary Union

    VIII -- The Company's success in developing and implementing its Internet auction strategy

      IX -- The demand for art-related financing

       X -- The demand for luxury residential real estate

      XI -- The effects of market risk

     XII -- The extension or refinancing of the Amended Credit
            Agreement or the Company's ability to secure alternative funding.

    XIII -- The successful implementation of the Company's
            Restructuring Plan

     XIV -- Changes in the Company's credit ratings.

      XV -- The expected reduction of the loan portfolio in 2001.

    Seasonality -- The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter auction sales are considerably lower. The table below demonstrates that approximately 84% of the Company's auction sales are derived from the second and fourth quarters of the year (see Note R of Notes to Consolidated Financial Statements).

                                                               PERCENTAGE OF ANNUAL
                                                                  AUCTION SALES
                                                              ----------------------
                                                              2000     1999     1998
                                                              ----     ----     ----
January - April.............................................    9%      11%      13%
April - June................................................   45       35       37
July - September............................................    7        6        8
October - December..........................................   39       48       42
                                                              ---      ---      ---
                                                              100%     100%     100%
                                                              ---      ---      ---
                                                              ---      ---      ---

    Future Impact of Recently Issued Accounting Standards -- Statement of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' and SFAS No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities,' were adopted by the Company on January 1, 2001. These statements require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used. Management believes that adoption of these new accounting standards will not have a material impact on the Company's results of operations. On January 1, 2001, other comprehensive income will be increased by approximately $0.6 million as a result of the adoption of these standards.

    In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,' which replaces SFAS No. 125 of the same name. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See the discussion under this caption contained in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
SOTHEBY'S HOLDINGS, INC.

    We have audited the accompanying consolidated balance sheets of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
New York, New York
February 19, 2001

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                                ----        ----       ----
                                                                  (THOUSANDS OF DOLLARS,
                                                                  EXCEPT PER SHARE DATA)
Revenues (note B):
    Auction and related.....................................  $ 336,027   $390,101   $367,204
    Other...................................................     61,761     52,484     79,848
                                                              ---------   --------   --------
        Total revenues......................................    397,788    442,585    447,052
                                                              ---------   --------   --------
Expenses:
    Direct costs of services (note B).......................     81,971     85,563     76,313
    Salaries and related costs (notes K, L and O)...........    182,806    159,686    153,869
    General and administrative (note J).....................    130,500    125,711    108,240
    Depreciation and amortization (notes B and G)...........     23,891     17,452     12,652
    Special charges (note N)................................    203,069         --         --
    Restructuring charges (note P)..........................     12,634         --     15,200
                                                              ---------   --------   --------
        Total expenses......................................    634,871    388,412    366,274
                                                              ---------   --------   --------
    Operating (loss) income.................................   (237,083)    54,173     80,778
                                                              ---------   --------   --------
    Interest income.........................................      6,425      4,373      3,560
    Interest expense (note H)...............................    (18,760)    (5,589)   (10,545)
    Other (expense) income..................................       (709)      (807)        20
                                                              ---------   --------   --------
    (Loss) income before taxes..............................   (250,127)    52,150     73,813
    Income tax (benefit) expense (note I)...................    (60,433)    19,296     28,788
                                                              ---------   --------   --------
    Net (loss) income.......................................  $(189,694)  $ 32,854   $ 45,025
                                                              ---------   --------   --------
    Basic (loss) earnings per share (note B)................  $   (3.22)  $   0.57   $   0.79
                                                              ---------   --------   --------
                                                              ---------   --------   --------
    Diluted (loss) earnings per share (note B)..............  $   (3.22)  $   0.56   $   0.79
                                                              ---------   --------   --------
                                                              ---------   --------   --------
    Dividends per share.....................................  $      --   $   0.40   $   0.40
                                                              ---------   --------   --------
                                                              ---------   --------   --------

          See accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                  2000          1999
                                                              ------------   ----------
                                                               (THOUSANDS OF DOLLARS)
                           ASSETS
Current Assets:
   Cash and cash equivalents (note B).......................   $   54,625    $   42,319
       Accounts and notes receivable, net of allowance for
         doubtful accounts of $22,935 and $11,085 (note D)
       Accounts receivable..................................      316,833       495,986
       Notes receivable.....................................      156,228       145,359
       Settlement recovery -- related party (note N)........      106,000        --
                                                               ----------    ----------
          Total accounts and notes receivable, net..........      579,061       641,345
                                                               ----------    ----------
   Inventory, net (note E)..................................       14,022        20,843
   Deferred income taxes (note I)...........................       47,954        12,986
   Prepaid expenses and other current assets (note L).......       30,906        18,754
                                                               ----------    ----------
          Total current assets..............................      726,568       736,247
                                                               ----------    ----------
Non-Current Assets:
   Notes receivable (note D)................................       35,951        42,535
   Properties, less allowance for depreciation and
     amortization of $78,379 and $72,463 (notes G and J)....      248,066       232,661
   Intangible assets, less allowance for amortization of
     $16,710 and $15,903
     (note B)...............................................       22,647        24,124
   Investments (note F).....................................       33,837        35,982
   Deferred income taxes (note I)...........................        4,963            --
   Other assets.............................................        2,126         1,238
                                                               ----------    ----------
          Total assets......................................   $1,074,158    $1,072,787
                                                               ----------    ----------
                                                               ----------    ----------

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Due to consignors (note D)...............................   $  273,380    $  422,552
   Short-term borrowings (note H)...........................      116,000           272
   Accounts payable and accrued liabilities (note P)........      115,577       126,263
   Deferred revenues........................................        8,906         7,273
   Accrued income taxes (note I)............................       11,209        20,427
   Deferred income taxes (note I)...........................        3,660            --
   Short-term settlement liability (note N).................      158,321            --
                                                               ----------    ----------
          Total current liabilities.........................      687,053       576,787
                                                               ----------    ----------
Long-Term Liabilities:
   Long-term debt (note H)..................................       99,334        99,275
   Deferred income taxes (note I)...........................        1,882         9,126
   Long-term settlement liability (note N)..................       79,506            --
   Other liabilities........................................       18,329        10,555
                                                               ----------    ----------
          Total liabilities.................................      886,104       695,743
                                                               ----------    ----------
Shareholders' Equity (note K):
   Common stock, $.10 par value.............................        5,909         5,885
   Authorized shares -- 125,000,000 of Class A and
     75,000,000 of Class B issued and outstanding shares
     42,292,386 and 42,258,393 of Class A and 16,549,650 and
     16,585,650 of Class B at December 31, 2000 and 1999
     respectively
   Additional paid-in capital...............................      158,421       156,125
   Retained earnings........................................       38,567       228,261
   Accumulated other comprehensive loss.....................      (14,843)      (13,227)
                                                               ----------    ----------
          Total shareholders' equity........................      188,054       377,044
                                                               ----------    ----------
          Total liabilities and shareholders' equity........   $1,074,158    $1,072,787
                                                               ----------    ----------
                                                               ----------    ----------

          See accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                                ----        ----        ----
                                                                   (THOUSANDS OF DOLLARS)
Operating Activities:
   Net (loss) income........................................  $(189,694)  $  32,854   $  45,025
   Adjustments to reconcile net (loss) income to net cash
     (used) provided by operating activities:
       Depreciation and amortization........................     23,891      17,452      12,652
       Stock compensation expense...........................     (1,416)     (5,851)      9,025
       Deferred income taxes................................    (43,576)      6,501      (9,969)
       Tax benefit of stock option exercises................        270       2,450       2,965
       Asset write-offs.....................................      3,625          --      14,100
       Asset provisions.....................................     17,642       2,127       8,253
       Other................................................     (1,270)         --         402
   Change in assets and liabilities:
       Decrease (increase) in accounts and other
         receivables........................................    175,079    (198,539)     33,802
       Decrease (increase) in inventory.....................      4,946      (4,105)      4,960
       (Increase) decrease in prepaid expenses and other
         current assets.....................................    (13,140)      4,556      (5,612)
       (Increase) decrease in intangible and other long-term
         assets.............................................       (798)      3,179         507
       Settlement recovery -- related party.................   (106,000)         --          --
       Short-term and long-term settlement liabilities......    237,827          --          --
       (Decrease) increase in due to consignors.............   (150,895)    136,503     (59,766)
       (Decrease) increase in accrued income taxes..........     (9,156)    (17,984)     15,376
       Increase in accounts payable, accrued liabilities,
         and other liabilities..............................      9,632      17,973      20,524
                                                              ---------   ---------   ---------
           Net cash (used) provided by operating
             activities.....................................  $ (43,033)  $  (2,884)  $  92,244
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Investing Activities:
   Increase in notes receivable.............................  $(159,323)  $(164,003)  $(268,098)
   Collections of notes receivable..........................    144,000     128,070     387,363
   Capital expenditures.....................................    (47,635)   (120,691)    (53,735)
   (Increase) decrease in investments.......................       (496)        755         728
   Acquisitions, net of cash acquired.......................         --        (750)     (1,875)
                                                              ---------   ---------   ---------
           Net cash (used) provided by investing
             activities.....................................  $ (63,454)  $(156,619)  $  64,383
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Financing Activities:
   Increase in short-term borrowings and long-term debt.....  $ 115,762   $  98,174   $      18
   Decrease in commercial paper.............................         --          --    (117,000)
   Proceeds from issuance of common stock...................         --      35,440          --
   Proceeds from issuance of warrant to purchase stock......         --      10,000          --
   Proceeds from exercise of stock options..................      2,428      10,163      19,608
   Dividends paid...........................................         --     (23,976)    (22,669)
                                                              ---------   ---------   ---------
   Net cash provided (used) by financing activities.........    118,190     129,801    (120,043)
   Effect of exchange rate changes on cash..................        603         783       1,012
                                                              ---------   ---------   ---------
   Increase (decrease) in cash and cash equivalents.........     12,306     (28,919)     37,596
   Cash and cash equivalents at beginning of year...........     42,319      71,238      33,642
                                                              ---------   ---------   ---------
   Cash and cash equivalents at end of year.................  $  54,625   $  42,319   $  71,238
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
   Non Cash Investing Activities:
       Capital asset and lease obligation additions.........  $      --   $  12,323          --
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

          See accompanying Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                             ACCUMULATED
                                                                   ADDITIONAL                   OTHER
                                          COMPREHENSIVE   COMMON    PAID-IN     RETAINED    COMPREHENSIVE
                                             INCOME       STOCK     CAPITAL     EARNINGS       INCOME
                                             ------       -----     -------     --------       ------
                                                              (THOUSANDS OF DOLLARS)
Balance at January 1, 1998..............                  $5,582    $ 72,932    $ 197,027     $ (9,742)
Comprehensive income:
    Net income..........................    $  45,025                              45,025
    Other comprehensive income, net of
      tax...............................
        Foreign currency translation....          225                                              225
                                            ---------
    Other comprehensive income..........          225
                                            ---------
Comprehensive income....................       45,250
                                            ---------
                                            ---------
Stock options exercised.................                    133       19,475
Tax benefit associated with exercise of
  stock options.........................                               2,965
Shares issued to directors..............                      1          179
Stock compensation expense..............                               8,541
Dividends...............................                                          (22,669)
                                                          ------    --------    ---------     --------
Balance at December 31, 1998............                  $5,716    $104,092    $ 219,383     $ (9,517)
                                                          ------    --------    ---------     --------
                                                          ------    --------    ---------     --------
Comprehensive income:
    Net income..........................    $  32,854                              32,854
    Other comprehensive loss, net of
      tax...............................
        Foreign currency translation....       (3,710)                                          (3,710)
                                            ---------
    Other comprehensive loss............       (3,710)
                                            ---------
Comprehensive income....................       29,144
                                            ---------
                                            ---------
Stock options exercised.................                     68        9,568
Tax benefit associated with exercise of
  stock options.........................                               2,450
Issuance of common stock................                    100       35,340
Issuance of warrant to purchase common
  stock.................................                              10,000
Shares issued to directors..............                      1          526
Stock compensation expense..............                              (5,851)
Dividends...............................                                          (23,976)
                                                          ------    --------    ---------     --------
Balance at December 31, 1999............                  $5,885    $156,125    $ 228,261     $(13,227)
                                                          ------    --------    ---------     --------
                                                          ------    --------    ---------     --------
Comprehensive income:
    Net loss............................    $(189,694)                           (189,694)
    Other comprehensive loss, net of
      tax...............................
        Foreign currency translation....       (1,616)                                          (1,616)
                                            ---------
    Other comprehensive loss............       (1,616)
                                            ---------
Comprehensive loss......................     (191,310)
                                            ---------
                                            ---------
Stock options exercised.................                     21        2,870
Tax benefit associated with exercise of
  stock options.........................                                 270
Shares issued to directors..............                      3          572
Stock compensation expense (note N).....                              (1,416)
                                                          ------    --------    ---------     --------
Balance at December 31, 2000............                  $5,909    $158,421    $  38,567     $(14,843)
                                                          ------    --------    ---------     --------
                                                          ------    --------    ---------     --------

          See accompanying Notes to Consolidated Financial Statements

NOTE A -- ORGANIZATION AND BUSINESS

    The Company conducts live and Internet auctions and private sales of fine art, jewelry and decorative art. Auction activities occur primarily in New York and London, but are also conducted elsewhere in North America, Europe and Asia. In addition, the Company is engaged in art-related financing activities, the marketing and brokering of luxury real estate and to a lesser extent, insurance brokerage, fine arts education and art-related restoration.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The Consolidated Financial Statements include the accounts of Sotheby's Holdings, Inc., and its wholly owned subsidiaries. The Company uses the equity method to account for its investments in AMA and other affiliates (see Note F).

    REVENUE RECOGNITION -- Auction and related revenues are generally recognized at the date of sale less estimates for allowances. Subscription revenue from the sale of auction catalogues is recognized over the twelve-month period of the subscription from the date that payment is received. Auction and related revenues also include principal activities. Principal activities consist of net gains (losses) on sales of inventory, the Company's share of operating earnings (losses) from its investment in AMA and its other auction related equity investment, net income (loss) earned from guarantees, and the net gains (losses) related to the sales of loan collateral where the Company shares in the gain
(loss) if the property sells either above or below its cost. Other revenues consist principally of revenues from art-related financing activities and real estate operations. Other revenues are generally recognized at the time service is rendered or revenue is earned by the Company. Revenues from the Real Estate segment are reported net of commission payments to independent contractors.

    DIRECT COSTS OF SERVICES -- Direct costs of services primarily include the costs of obtaining and marketing property for auctions.

    CASH EQUIVALENTS -- Cash equivalents are liquid investments comprised primarily of bank and time deposits with an original maturity of three months or less. These investments are carried at cost, which approximates fair value.

    PROPERTIES -- Properties, consisting primarily of buildings and improvements, leaseholds and leasehold improvements, furniture and fixtures and equipment, are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally using the straight-line method over the assets' estimated useful lives. Leaseholds and leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvement. Equipment includes the capitalized cost of purchased computer software. Direct external and internal computer software development costs subsequent to the preliminary stage of development are capitalized. These costs are amortized on a straight-line basis over the estimated useful life of the software.

    The Company capitalizes interest on projects when construction requires a period of time to get the assets ready for their intended use. Capitalized interest is allocated to properties once placed in service and amortized over the life of the related assets. Capitalized interest totaled approximately $1.2 million, $2.8 million and $0.5 million in 2000, 1999 and 1998, respectively.

    Repairs and maintenance costs are included in general and administrative expenses.

    FINANCIAL INSTRUMENTS -- The carrying amounts of cash and cash equivalents, short-term borrowings and notes receivable are a reasonable estimate of their fair value due to the variable interest rates associated with each of these financial instruments. The fair value of long-term debt is approximately $73.4 million.

    DERIVATIVES -- The Company enters into forward exchange contracts to hedge foreign currency transactions. The Company's forward exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on such contracts substantially offset gains and losses on the assets or transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. Gains and losses on contracts to hedge identifiable foreign currency commitments are recognized in income and offset the foreign exchange gains and losses on the underlying transactions at the time these transactions occur. The premium or discount on forward contracts is amortized to income over the life of the contract. At December 31, 2000, the Company had $31.7 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts was a $0.6 million asset at December 31, 2000.

    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' and SFAS No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities.' See discussion of recently issued accounting standards below.

    INVENTORY -- Inventory consists of objects obtained incidental to the auction process as well as for investment purposes. Inventory is valued at the lower of cost or management's estimate of net realizable value.

    ALLOWANCE FOR LOAN LOSSES -- The Company regularly reviews its loan portfolio. Secured loans are analyzed based on the current estimated realizable value of the collateral securing each loan. The Company establishes reserves for specific secured loans where management believes the loan is under-collateralized and with respect to which the under-collateralized amount may not be collectible from the borrower. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan. A reserve is established for probable losses inherent in the remainder of the loan portfolio based on historical data and current market conditions.

    INTANGIBLE ASSETS -- Intangible assets primarily consist of goodwill which is amortized on a straight-line basis over useful lives ranging from fifteen to forty years.

    IMPAIRMENT OF LONG-LIVED ASSETS -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset's carrying amount.

    EARNINGS (LOSS) PER SHARE -- Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of outstanding shares of common stock. In 1999 and 1998, diluted earnings per share was calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents, such as stock options. Since the Company reported a net loss in 2000, stock options have been excluded from the calculation of the weighted average number of shares, as they would be anti-dilutive. The weighted average number of shares used for calculating basic and diluted earnings (loss) per share are as follows:

                                                            2000   1999   1998
                                                            ----   ----   ----
                                                              (IN MILLIONS)
Basic.....................................................  58.9   58.1   56.7
Dilutive effect of options................................    --    1.0    0.6
                                                            ----   ----   ----
Diluted...................................................  58.9   59.1   57.3
                                                            ----   ----   ----
                                                            ----   ----   ----

    There were no reconciling items between net income (loss) for basic and diluted earnings (loss) per share.

    FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income statement amounts are translated using weighted average monthly exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded in accumulated other comprehensive loss until the subsidiary is sold or substantially liquidated.

    STOCK-BASED COMPENSATION -- The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ('APB') No. 25, 'Accounting for Stock Issued to Employees.' Accordingly, pro forma net income and earnings per share information is presented in Note K as required under SFAS No. 123, 'Accounting for Stock-Based Compensation.'

    RECLASSIFICATIONS -- Certain amounts in the 1999 Consolidated Financial Statements have been reclassified to conform with the current presentation.

    USE OF ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    COMPREHENSIVE INCOME (LOSS) -- SFAS No. 130, 'Reporting Comprehensive Income,' requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income (loss). The Company's comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss). Other comprehensive income (loss) consists of the change in the foreign currency translation adjustment amount during the period and is reported in the Consolidated Statement of Changes in Shareholders' Equity. The foreign currency translation adjustment amount is included in accumulated other comprehensive loss in the Consolidated Balance Sheets.

    RECENTLY ISSUED ACCOUNTING STANDARDS -- SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' and SFAS No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities,' were adopted by the Company on January 1, 2001. These Statements require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used. Management believes that adoption of these new accounting standards will not have a material impact on the Company's results of operations. On January 1, 2001, other comprehensive income will be increased by approximately $0.6 million as a result of the adoption of these standards.

    In September 2000, the Financial Accounting Standards Board issued
SFAS No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,' which replaces SFAS No. 125 of the same name. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

NOTE C -- SEGMENT REPORTING

    The Company has three reportable operating segments consisting of Auction, Real Estate and Finance. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of the Company's operating segments, regularly evaluates financial information about these operating segments in deciding how to allocate resources and in assessing performance.

    The Auction segment is an aggregation of operations in North America, Europe and Asia as they are similar in service, customers and the way the service is provided. The Auction segment conducts both live and Internet auctions of property in which the Company generally functions as an agent accepting property on consignment from its selling clients. In addition to auctioneering, the Auction segment is engaged in a number of related activities including the purchase and resale of art and other collectibles and the brokering of art collectible purchases and sales through private treaty sales. The Real Estate segment provides brokerage, marketing and consulting services for luxury residential, resort, farm and ranch properties nationally and internationally. The Finance segment provides art-related financing generally secured by works of art that the Company either has in its possession or that the Company permits the borrower to possess. Other primarily includes art education and restoration activities.

    The Company's reportable operating segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company evaluates performance based on segment profit or loss from operations before income taxes and excluding special charges, restructuring charges and foreign exchange gains and losses.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note B). Revenues are attributed to geographic areas based on the location of the actual sale. All amounts in the tables below are in thousands of dollars.

    For the year ended December 31, 2000:

                                      AUCTION    REAL ESTATE   FINANCE   OTHER     TOTAL
                                      -------    -----------   -------   -----     -----
Revenues............................  $336,027     $37,329     $17,459   $6,973   $397,788
Interest income.....................    20,767          25          --       64     20,856
Interest expense....................    18,453          --         307       --     18,760
Depreciation and amortization.......    21,703       1,864          --      324     23,891
Segment (loss)/profit...............   (43,314)      9,801          49     (960)   (34,424)

    For the year ended December 31, 1999:

                                      AUCTION    REAL ESTATE   FINANCE   OTHER     TOTAL
                                      -------    -----------   -------   -----     -----
Revenues............................  $390,101     $30,264     $14,804   $7,416   $442,585
Interest income.....................    13,109          24           1       58     13,192
Interest expense....................     5,573          --          16       --      5,589
Depreciation and amortization.......    15,673       1,389          --      390     17,452
Segment profit/(loss)...............    43,015       6,570       3,283     (718)    52,150

    For the year ended December 31, 1998:

                                      AUCTION    REAL ESTATE   FINANCE   OTHER     TOTAL
                                      -------    -----------   -------   -----     -----
Revenues............................  $367,204     $25,097     $47,876   $6,875   $447,052
Interest income.....................    19,044          --          44       43     19,131
Interest expense....................    10,480          14          48        3     10,545
Depreciation and amortization.......    11,218       1,124          --      310     12,652
Segment profit/(loss)...............    58,156       4,053      27,501     (697)    89,013

    A reconciliation of the totals reported for the operating segments to the applicable line items in the Consolidated Financial Statements is as follows:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2000        1999       1998
                                                         ----        ----       ----
Revenues:
    Total revenues for reportable segments...........  $ 390,815   $435,169   $440,177
    Other revenues...................................      6,973      7,416      6,875
                                                       ---------   --------   --------
    Total consolidated revenues......................  $ 397,788   $442,585   $447,052
                                                       ---------   --------   --------
                                                       ---------   --------   --------
Profit:
    Total (loss) profit for reportable segments......  $ (33,464)  $ 52,868   $ 89,710
    Other loss.......................................       (960)      (718)      (697)
    Unallocated amounts:
        Special charges..............................   (203,069)        --         --
        Restructuring charges........................    (12,634)        --    (15,200)
                                                       ---------   --------   --------
    Consolidated (loss) income before tax............  $(250,127)  $ 52,150   $ 73,813
                                                       ---------   --------   --------
                                                       ---------   --------   --------

    Other significant items:

                                             SEGMENT TOTALS   ELIMINATIONS   CONSOLIDATED TOTAL
                                             --------------   ------------   ------------------
2000
    Interest income........................     $20,856        $(14,431)(1)       $ 6,425
    Interest expense.......................      18,760               --           18,760
    Depreciation and amortization..........      23,891               --           23,891
1999
    Interest income........................     $13,192        $ (8,819)(1)       $ 4,373
    Interest expense.......................       5,589               --            5,589
    Depreciation and amortization..........      17,452               --           17,452
1998
    Interest income........................     $19,131        $(15,571)(1)       $ 3,560
    Interest expense.......................      10,545               --           10,545
    Depreciation and amortization..........      12,652               --           12,652

(1) Represents the elimination of interest charged by Auction to Finance for funding Finance's loan portfolio.

    Information concerning geographical areas is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31
                                                        ------------------------------
                                                          2000       1999       1998
                                                          ----       ----       ----
Revenues:
    United States.....................................  $221,126   $248,223   $272,182
    United Kingdom....................................   116,801    141,115    132,325
    Other International Countries.....................    59,861     53,247     42,545
                                                        --------   --------   --------
        Total.........................................  $397,788   $442,585   $447,052
                                                        --------   --------   --------
                                                        --------   --------   --------

NOTE D -- ACCOUNTS AND NOTES RECEIVABLE

    Accounts and notes receivable consist of the following:

                                                                 AS OF DECEMBER 31
                                                              -----------------------
                                                                 2000         1999
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
Accounts and other receivables..............................   $328,246     $504,167
Allowance for doubtful accounts.............................    (11,413)      (8,181)
                                                               --------     --------
                                                                316,833      495,986
                                                               --------     --------
Notes receivable............................................    203,701      190,798
Allowance for doubtful accounts.............................    (11,522)      (2,904)
                                                               --------     --------
                                                                192,179      187,894
                                                               --------     --------
Total.......................................................   $509,012     $683,880
                                                               --------     --------
                                                               --------     --------

    Under the standard terms and conditions of the Company's auction sales, the Company is not obligated to pay consignors for items that have not been paid by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at auction or negotiate a private sale.

    In certain situations, when the purchaser takes possession of the property before payment is made, the Company is liable to the seller for the net sale proceeds. As of December 31, 2000 and 1999, accounts receivable included approximately $79.7 million and $237.0 million, respectively, of such sales. As of February 19, 2001, approximately $46.0 million of the amount outstanding at December 31, 2000 has been collected. Amounts outstanding at December 31, 1999 which remained outstanding at December 31, 2000 totaled $1.0 million. Management believes that adequate allowances have been established to provide for potential losses on these amounts.

    Approximately 10% and 11% of the Company's accounts receivable balance was due from one purchaser at December 31, 2000 and 1999, respectively.

    The Company provides collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in the Company's net notes receivable balance are unsecured loans totaling $44.8 million and $49.7 million at December 31, 2000 and 1999, respectively.

    The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a 'consignor advance'); and (2) general purpose loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws.

    Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend, primarily on a secured basis, at loan to value ratios higher than 50%. In certain of these situations, the Company finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. During the fourth quarter of 2000, the Company recorded a $9.0 million provision related to one such unsecured loan. The net total of all such unsecured loans was $23.0 million and $27.6 million at December 31, 2000 and 1999, respectively.

    One individual loan amounted to approximately 12% of the notes receivable balance (current and non-current) at December 31, 2000. This loan was fully repaid by the borrower during the first quarter of 2001.

    The weighted average interest rates charged on notes receivable were 9.4% and 8.2% at December 31, 2000 and 1999, respectively. The carrying amounts of notes receivable approximates their fair value at December 31, 2000.

    Notes receivable included loans to employees of $0.4 million and $0.5 million at December 31, 2000 and 1999, respectively. The weighted average interest rate on these loans was 12.5% at December 31, 2000.

    Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan.

    Changes in the allowance for credit losses relating to notes receivable are as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                                 2000         1999
                                                                 ----         ----
                                                               (THOUSANDS OF DOLLARS)
Allowance for credit losses at December 31, 1999 and 1998...   $ 2,904       $2,874
Provisions..................................................     9,000           50
Writeoffs and other.........................................      (382)         (20)
                                                               -------       ------
Allowance for credit losses at December 31, 2000 and 1999...   $11,522       $2,904
                                                               -------       ------
                                                               -------       ------

NOTE E -- INVENTORY

    Inventory consists principally of objects obtained incidental to the auction process primarily as a result of purchasers defaulting on accounts receivable after the consignor has been paid, purchasing property at the minimum price guaranteed by the Company, purchasing property for investment purposes and honoring claims of purchasers.

    The inventory and related allowances to adjust the cost of inventory to management's estimated net realizable value are as follows:

                                                                AS OF DECEMBER 31
                                                              ----------------------
                                                                 2000        1999
                                                                 ----        ----
                                                              (THOUSANDS OF DOLLARS)
Inventory, at cost..........................................   $22,080      $29,983
Net realizable value allowances.............................    (8,058)      (9,140)
                                                               -------      -------
    Total...................................................   $14,022      $20,843
                                                               -------      -------
                                                               -------      -------

NOTE F -- INVESTMENTS

    On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation ('Matisse') for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the 'Matisse Inventory'). Upon consummation of the purchase, the Company entered into the AMA partnership agreement with ACA and contributed the Matisse Inventory to AMA. The purpose of AMA is to sell the Matisse Inventory. The term of the AMA partnership agreement expires on March 31, 2002.

    The Company uses the equity method to account for its investment in AMA and accordingly records its share of AMA's operating earnings (losses) as auction and related revenue in the Consolidated Statements of Income. The net assets of the partnership consist principally of the inventory described above. At December 31, 2000, the carrying value of this inventory was $86.4 million. The Company's 50% interest in the net assets of AMA is included in investments in the Consolidated Balance Sheets. The carrying value of the Company's investment in AMA totaled $31.7 million and $33.0 million at December 31, 2000 and 1999, respectively.

    Pursuant to the AMA partnership agreement, upon the death of the majority direct or indirect shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by the partnership's independent auditors pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by the partnership at such time.

    To the extent that AMA requires working capital, the Company has agreed to lend the same to the partnership. As of December 31, 2000, no such amounts were outstanding.

    At December 31, 2000 and 1999, the carrying value of the Company's investments in other affiliates totaled $2.1 million and $3.0 million, respectively. During the fourth quarter of 2000, the Company wrote off its investment in an affiliate as a result of the Company's restructuring plan (see Note P).

NOTE G -- PROPERTIES

    Properties consist of the following:

                                                                AS OF DECEMBER 31
                                                              ----------------------
                                                                 2000        1999
                                                                 ----        ----
                                                              (THOUSANDS OF DOLLARS)
Land........................................................   $ 18,904    $ 17,786
Building and building improvements..........................    101,638     102,775
Leaseholds and leasehold improvements.......................     57,674      58,440
Furniture, fixtures and equipment...........................    113,012     110,284
Construction in progress....................................     32,906      14,193
Other.......................................................      2,311       1,646
                                                               --------    --------
                                                                326,445     305,124
                                                               --------    --------
Less: accumulated depreciation..............................    (78,379)    (72,463)
                                                               --------    --------
    Total...................................................   $248,066    $232,661
                                                               --------    --------
                                                               --------    --------

    Construction in progress relates principally to the expenditures on the construction of the York Property. These assets will be depreciated when they are put into use, which will most likely occur in the second quarter of 2001.

NOTE H -- CREDIT ARRANGEMENTS

    Short-term borrowings and long-term debt consist of the following:

                                                                AS OF DECEMBER 31
                                                              ----------------------
                                                                 2000        1999
                                                                 ----        ----
                                                              (THOUSANDS OF DOLLARS)
Short-term borrowings:
    Borrowings under the Amended Credit Agreement...........   $116,000    $     --
    Other bank lines of credit..............................         --         272
Long-term debt:
    Long-term debt securities (net of unamortized discount
      of $666 and $725).....................................     99,334      99,275
                                                               --------    --------
                                                               $215,334    $ 99,547
                                                               --------    --------
                                                               --------    --------

    BANK LINES OF CREDIT -- At December 31, 2000, there were no amounts outstanding under domestic and foreign bank lines of credit. At December 31, 1999, $0.3 million was outstanding under domestic and foreign lines of credit at a weighted average annual interest rate of 4.0%.

    COMMERCIAL PAPER -- The Company may issue up to $300 million in notes under its U.S. commercial paper program. The amount available for issuance under the commercial paper program is reduced by the amount of outstanding borrowings under the Amended Credit Agreement discussed below. At December 31, 2000 and 1999, there were no outstanding commercial paper borrowings.

    BANK CREDIT FACILITIES -- During the first quarter of 2000, the Company amended and restated its Bank Credit Agreement (the 'Credit Agreement') with its existing banking group. Borrowings under the Credit Agreement are available for general corporate purposes. Under the Credit Agreement, the Company has up to $300 million of committed senior secured financing with an international syndicate of banks arranged through Chase Manhattan Bank available through July 11, 2001. The amount available for borrowings under the Credit Agreement is reduced by the amount of outstanding commercial paper borrowings, if any. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the York Property. In addition, borrowings by the Company's U.K. based affiliates are secured by the Company's U.K. loan portfolio. Borrowings under the Credit Agreement are permitted in either U.S. dollars or Pounds Sterling. Interest rates on borrowings under the Credit Agreement are determined on a pricing matrix based on the Company's long-term debt rating assigned by

Standard & Poor's Ratings Group and Moody's Investor Services. Commitment fees are determined on a similar pricing matrix based on the Company's long-term debt rating and charged quarterly in arrears. The Company incurred arrangement and amendment fees of $3.6 million in connection with amending and restating the Credit Agreement, which are being amortized over the term of the commitment.

    In connection with the Company's settlements of certain civil antitrust and shareholder class action litigation and its plea agreement with the DOJ, the Company amended the Credit Agreement in November 2000 (the 'Amended Credit Agreement'.) (See Note N and Part I, Item 3 'Legal Proceedings' for additional information related to the settlements and the plea agreement.) The principal purpose of the amendments contained in the Amended Credit Agreement is to adjust the financial covenants contained in the Credit Agreement to reflect the terms of the settlements and the plea agreement and the Company's obligations thereunder. These amendments, among other things, adjust certain of the financial covenants, including the covenants requiring the Company to maintain a minimum net worth and to meet certain leverage ratio and interest coverage ratio tests. The Amended Credit Agreement retains the covenant that requires the Company to limit dividend payments. During the fourth quarter of 2000, the Company paid $1.5 million of arrangement and amendment fees in connection with adjusting the financial covenants contained in the Amended Credit Agreement, which are being amortized over the remaining term of the commitment. At December 31, 2000, the Company was in compliance with respect to all financial and other covenants. At December 31, 2000, the Company had outstanding short-term borrowings of $116.0 million under this facility at a weighted average interest rate of 8.85%.

    As discussed above, the Company's Amended Credit Agreement is available through July 11, 2001. On this date the Amended Credit Agreement will expire and any borrowings outstanding will be due and payable to the Company's existing banking group. In order to fund the repayment of any such borrowings outstanding, as well as to provide for the Company's continuing operating needs, capital requirements, the remaining funding requirements related to the Company's plea agreement with the DOJ (see Note N) and cash payments for the retention of certain key employees (see Note O), an extension or refinancing of the Amended Credit Agreement will be necessary to supplement operating cash flows. Alternatively, the Company currently believes that it has other options available for capital resources, including the issuance of additional equity, as well as a mortgage on the York Property, and is currently evaluating such options. The Company currently believes it is likely to be able to extend or refinance the Amended Credit Agreement or to secure alternative funding. However, there can be no guarantee that such funding will be available on terms acceptable to the Company. Although unlikely, if the Company is unable to obtain such funding on acceptable terms, this would have a material adverse effect on the Company's business, results of operations and/or financial condition.

    SENIOR UNSECURED DEBT -- In February 1999, the Company issued a tranche of long-term debt securities (the 'Notes'), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on property and entering into certain sales-leaseback transactions. The Company was in compliance with these covenants at December 31, 2000. If and to the extent required under the Indenture pursuant to which the Notes were issued and subject to certain exceptions contained in the Indenture, the security documents executed in connection with the Amended Credit Agreement provide that the obligations under the Notes shall be secured equally and ratably with that portion of the obligations under the Amended Credit Agreement that exceed the permitted exceptions contained in the Indenture.

    During the first quarter of 2000, Moody's Investors Service, Standard & Poor's Rating Group and other credit agencies downgraded the Company's long-term and short-term credit ratings.

During the fourth quarter of 2000, Moody's further downgraded the Company's long-term and short-term credit ratings. Both ratings remain on review.

    INTEREST PAID -- Interest paid on borrowings, net of capitalized interest, totaled $11.7 million, $3.9 million and $9.3 million during 2000, 1999 and 1998, respectively.

NOTE I -- INCOME TAXES

    The significant components of income tax expense attributed to continuing operations consist of the following:

                                                            YEAR ENDED DECEMBER 31
                                                         -----------------------------
                                                           2000       1999      1998
                                                           ----       ----      ----
                                                            (THOUSANDS OF DOLLARS)
(Loss) Income Before Taxes:
    Domestic...........................................  $(253,609)  $26,423   $65,963
    Foreign............................................      3,482    25,727     7,850
                                                         ---------   -------   -------
        Total..........................................  $(250,127)  $52,150   $73,813
                                                         ---------   -------   -------
                                                         ---------   -------   -------
Income Taxes Current:
    Federal............................................  $ (19,781)  $ 1,546   $17,876
    State and local....................................         --     1,098    13,009
    Foreign............................................      2,862     8,282     7,872
                                                         ---------   -------   -------
                                                         $ (16,919)  $10,927   $38,757
                                                         ---------   -------   -------
Income Taxes Deferred:
    Federal and State..................................  $ (42,022)  $ 7,478   $(6,887)
    Foreign............................................     (1,492)      891    (3,082)
                                                         ---------   -------   -------
                                                           (43,514)    8,369    (9,969)
                                                         ---------   -------   -------
        Total..........................................  $ (60,433)  $19,296   $28,788
                                                         ---------   -------   -------
                                                         ---------   -------   -------

The components of deferred income tax assets and liabilities are disclosed below:

                                                                  YEAR ENDED
                                                                 DECEMBER 31
                                                              ------------------
                                                                2000      1999
                                                                ----      ----
                                                                (THOUSANDS OF
                                                                   DOLLARS)
Deferred Tax Assets:
    Asset provisions and accrued liabilities................  $ 54,207   $15,622
    Tax loss and credit carryforwards.......................    45,664     9,199
                                                              --------   -------
                                                                99,871    24,821
    Valuation allowance.....................................   (37,270)   (4,068)
                                                              --------   -------
        Total...............................................  $ 62,601   $20,753
                                                              --------   -------
                                                              --------   -------
Deferred Tax Liabilities
    Basis difference in partnership assets..................  $ 10,778   $11,998
    Difference between book and tax basis of depreciable
      amortizable assets....................................     4,448     4,895
                                                              --------   -------
        Total...............................................  $ 15,226   $16,893
                                                              --------   -------
                                                              --------   -------

    At December 31, 2000, the Company has U.S. federal tax loss carryovers of $14.7 million and credit carryforwards of $9.2 million, having expiration dates ranging from 2004 to 2020. The Company provided a valuation allowance for certain state and foreign losses and tax credit carryforwards of $37.3 million and $4.1 million at December 31, 2000 and 1999, respectively. The valuation allowance increased by $33.2 million and $0.7 million at December 31, 2000 and 1999, respectively. The change in the valuation allowance in 2000 compared to 1999, resulted from management's evaluation of the utilization of state and foreign operating losses and U.S. federal tax credit carryforwards.

    The effective tax rate varied from the statutory rate as follows:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2000      1999     1998
                                                              ----      ----     ----
Statutory federal income tax rate...........................   35.0%    35.0%    35.0%
State and local taxes, net of federal tax benefit...........    9.3      5.4      5.7
Foreign taxes at rates different than U.S. rates............    0.9     (7.6)    (4.0)
Non deductible antitrust expenses...........................   (7.4)      --       --
Effect of operating losses and tax credits..................  (13.9)     3.1      2.0
Other.......................................................    0.3      1.1      0.3
                                                              -----     ----     ----
Effective income tax rate...................................   24.2%    37.0%    39.0%
                                                              -----     ----     ----
                                                              -----     ----     ----

    Undistributed earnings of foreign subsidiaries included in consolidated retained earnings at December 31, 2000 and 1999 amounted to $53.7 million and $41.2 million, respectively. Such amounts are considered to be reinvested indefinitely or will be distributed from income that would not incur a significant tax consequence and, therefore, no provision has been made for taxes that would be payable upon distribution of these earnings.

    Total income tax payments, net of refunds, during 2000, 1999 and 1998 were ($0.1) million $22.0 million and $25.4 million, respectively.

    The related tax (benefit) expense for the years ended December 31, 2000, 1999 and 1998 related to the foreign currency translation adjustment included in Other Comprehensive Income was approximately ($0.9) million, ($2.2) million and $0.1 million, respectively.

NOTE J -- LEASE COMMITMENTS

    The Company conducts its business on premises leased in various locations under long-term operating leases expiring through 2060. Net rental expense under operating leases amounted to $16.9 million, $16.8 million and $15.5 million, respectively for the years ended December 31, 2000, 1999 and 1998.

    Future minimum lease payments under noncancelable operating leases in effect at December 31, 2000 are as follows:

                                                   (THOUSANDS OF DOLLARS)
2001.............................................         $ 14,248
2002.............................................           13,092
2003.............................................           11,526
2004.............................................           10,047
2005.............................................            9,219
                                                          --------
Thereafter.......................................           75,556
                                                          --------
    Total future minimum lease payments..........         $133,688
                                                          --------
                                                          --------

    The future minimum lease payments have not been reduced by minimum sublease rental receipts of $9.1 million due to the Company in the future under noncancelable subleases.

    In addition to the above rentals, under the terms of certain of the leases, the Company pays real estate taxes, utility costs and other increases based on a price-level index.

NOTE K -- SHAREHOLDERS' EQUITY

    COMMON STOCK -- Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. Both classes of common stock share equally in cash dividend distributions, if any. The Class A Common Stock is traded on both the New York Stock Exchange and the London Stock Exchange.

    On July 23, 1999, Amazon purchased one million of newly issued shares of the Company's Class A Common Stock at $35.44 per share, and purchased for $10 million a three year warrant to purchase an additional one million shares at $100 per share.

    On September 24, 2000, the Company agreed to settle the shareholder class action litigation related to the DOJ investigation. The Company received court approval of the settlement on February 16, 2001. In connection with the settlement, the Company currently expects to issue Sotheby's Class A Common Stock with a value of $40 million in the first or second quarter of 2001. (See Note N)

    PREFERRED STOCK -- In addition to the Class A and Class B Common Stock outstanding, the Company has the authority to issue 50,000,000 shares of no par value Preferred Stock. No such shares were issued and outstanding at December 31, 2000 and 1999.

    STOCK OPTION PLANS -- At December 31, 2000, the Company has reserved 13,858,000 shares of Class B Common Stock for future issuance in connection with the 1987 Stock Option Plan (the '1987 Plan') and the 1997 Stock Option Plan (the '1997 Plan'). The 1997 Plan succeeded the 1987 Plan.

    Pursuant to both stock option plans, options are granted with an exercise price equal to or greater than fair market value at the date of grant. Options granted through September 1992 pursuant to the 1987 Plan, vest and become exercisable ratably during each of the fourth, fifth and sixth years after the date of grant. Options granted subsequent to September 1992 and through December 1996 pursuant to the 1987 Plan, and options granted subsequent to December 1996 pursuant to the 1997 Plan, primarily vest and become exercisable ratably in each of the second, third, fourth, fifth and sixth years after the date of grant (except in the U.K. where certain options vest three-fifths in the fourth year and one-fifth in each of the fifth and sixth years after the date of grant). The options are exercisable into shares of Class B Common Stock, which are authorized but unissued shares. The shares of Class B Common Stock issued upon exercise are freely convertible into an equivalent number of shares of Class A Common Stock. Pursuant to both stock option plans, options expire ten years after the date of grant.

    At December 31, 2000, there were outstanding options under the 1997 Plan and the 1987 Plan for the purchase of 13,227,787 shares, at prices ranging from $10.87 to $42.63 per share. Stock option transactions during 2000, 1999 and 1998 are summarized as follows (shares in thousands):

                                                 SHARES                      OPTIONS OUTSTANDING
                                              RESERVED FOR               ----------------------------
                                             ISSUANCE UNDER                               WEIGHTED
                                                THE PLANS      SHARES       PRICES      AVERAGE PRICE
                                                ---------      ------       ------      -------------
Balance at January 1, 1998.................      11,107         6,696    $ 3.50-22.62      $14.92
    Options granted........................                     3,037    $20.06-24.25      $22.67
    Options canceled.......................                      (508)   $10.87-22.62      $16.61
    Options exercised......................      (1,329)       (1,329)   $ 3.50-18.69      $13.19
                                                 ------        ------    ------------      ------
Balance at December 31, 1998...............       9,778         7,896    $10.87-24.25      $17.84
    Options issued.........................       4,900
    Options granted........................                     2,033    $25.63-42.63      $36.76
    Options canceled.......................                       (77)   $10.87-37.94      $23.72
    Options exercised......................        (653)         (653)   $10.87-24.25      $14.45
                                                 ------        ------    ------------      ------
Balance at December 31, 1999...............      14,025         9,199    $10.87-42.63      $21.94
    Options granted........................                     6,750    $16.63-29.06      $21.34
    Options canceled.......................                    (2,554)   $10.87-42.38      $19.35
    Options exercised......................        (167)         (167)   $10.87-24.25      $14.22
                                                 ------        ------    ------------      ------
Balance at December 31, 2000...............      13,858        13,228    $10.87-42.63      $22.13
                                                 ------        ------    ------------      ------
                                                 ------        ------    ------------      ------

    During 2000, the Company's former Chief Executive Officer relinquished 1,930,000 options issued pursuant to the 1997 Plan and the 1987 Plan (with exercise prices ranging from $10.87 to $24.25) pursuant to an agreement between the Company and the former Chief Executive Officer related to the DOJ investigation and other related matters.

    The following table summarizes information about options outstanding at December 31, 2000 (shares in thousands):

                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              -----------------------------------------------   ---------------------------
                                            WEIGHTED AVERAGE
                              OUTSTANDING       REMAINING         WEIGHTED      EXERCISABLE     WEIGHTED
RANGE OF PRICES               AT 12/31/00   CONTRACTUAL LIFE    AVERAGE PRICE   AT 12/31/00   AVERAGE PRICE
---------------               -----------   ----------------    -------------   -----------   -------------
$10.8700 - 12.7875..........       381          4.1 years          $10.92            381         $10.92
$12.7876 - 17.0500..........     1,078          3.3 years          $14.66            984         $14.60
$17.0501 - 21.3125..........     6,371          8.2 years          $18.89          1,098         $18.73
$21.3126 - 25.5750..........     1,549          8.0 years          $23.52            514         $23.84
$25.5751 - 29.8375..........     2,488          9.6 years          $26.48             75         $27.07
$29.8376 - 34.1000..........        27          5.3 years          $32.02             14         $32.10
$34.1001 - 38.3625..........     1,329          8.2 years          $36.95            364         $37.24
$38.3626 - 42.6250..........         5          0.7 years          $42.48              3         $42.40
                                ------          ---------          ------          -----         ------
                                13,228          7.9 years          $22.13          3,433         $19.67
                                ------                                             -----
                                ------                                             -----

    The weighted average fair value per share of options granted during the years ended December 31, 2000, 1999 and 1998 was $10.77, $5.05 and $7.36,
respectively. At December 31, 1999 and 1998, 3,336,183 and 2,422,700 options were exercisable at a weighted average exercise price of $17.05 and $14.31, respectively.

    During the first and fourth quarters of 2000, the Compensation Committee of the Board of Directors (the 'Compensation Committee') awarded special grants of 3 million and 2 million stock options, respectively, pursuant to the 1997 Plan in addition to the normal annual grant. The options granted in the fourth quarter vest and become exercisable ratably in each of the second, third and fourth years after the date of grant.

    In the first quarter of 2001, the Compensation Committee approved an additional grant of 1,463,000 options pursuant to the 1997 Plan.

    PERFORMANCE SHARE PURCHASE PLAN -- At December 31, 2000, the Company had reserved 2,000,000 shares of Class B Common Stock for issuance in connection with the Performance Share Purchase Plan (the 'Performance Plan'). At
December 31, 2000, 428,500 options were outstanding under the Performance Plan.

    The following table summarizes information about options outstanding at December 31, 2000 under the Performance Plan:

                                                                                  WEIGHTED
OPTIONS OUTSTANDING                                  SHARES        PRICES       AVERAGE PRICE
-------------------                                  ------    --------------   -------------
Balance at January 1, 1998........................   430,500   $  3.69 - 4.29       $4.03
    Options granted...............................   315,000   $         5.03       $5.03
    Options forfeited.............................   (50,000)  $  3.69 - 4.29       $3.99
                                                    --------   --------------       -----
Balance at December 31, 1998......................   695,500   $  3.69 - 5.03       $4.48
                                                    --------   --------------       -----
    Options forfeited.............................   (12,500)  $  4.29 - 5.03       $4.59
    Options exercised.............................   (25,000)  $         3.69       $3.69
                                                    --------   --------------       -----
Balance at December 31, 1999......................   658,000   $  3.69 - 5.03       $4.52
                                                    --------   --------------       -----
    Options forfeited.............................  (212,500)  $  3.69 - 5.03       $4.54
    Options exercised.............................   (17,000)  $         3.69       $3.69
                                                    --------   --------------       -----
Balance at December 31, 2000......................   428,500   $  3.69 - 5.03       $4.53
                                                    --------   --------------       -----
                                                    --------   --------------       -----

    Options granted under the Performance Plan will be exercisable upon the fulfillment of certain performance criteria, based on the Company's earnings per share or return on equity, or both, as determined by the Compensation Committee or the Section 162(m) Subcommittee thereof, as applicable, as well as fulfillment of time vesting requirements. The options, which generally have a three-year performance period, time vest regardless of achieving the performance goal, in one third increments on each of the third, fourth and fifth anniversaries of the date of grant. If the performance goal has been achieved at the time these options begin time vesting, the options will become exercisable when the time vesting requirement is met. If the performance goal has not been achieved by the end of the performance period, the options will not become exercisable upon time vesting. Rather, the designated performance goal will automatically be adjusted and the performance period will be extended one year. Upon achievement of the adjusted performance goal, the options will be exercisable to the extent they have time vested. If the adjusted performance goal is not achieved by the end of the fifth year after the date of grant, the options will expire. During the term of each Performance Plan option, the option accrues dividend equivalents (if dividends are declared by the Board of Directors of the Company) which are payable to the option holder when the option becomes exercisable. During 1997, the Audit and Compensation Committee approved an acceleration of the time vesting for options granted during 1996 and 1997. These options time vest on the third anniversary of the date of the grant, provided that the performance goal is achieved. The performance goal for the 1996 grant was achieved and the options became exercisable on January 31, 1999.

    Pursuant to the Performance Plan, options are granted with an exercise price equal to at least 25% of the fair market value of the Class B Common Stock at the date of grant.

    During the fourth quarter of 2000, 50,000 options issued pursuant to the 1996 Performance Plan (with a price of $3.69) were relinquished by the Company's former Chief Executive Officer pursuant to an agreement between the Company and the former Chief Executive Officer related to the DOJ investigation and other related matters. Accordingly, the Company recorded in special charges (see Note
N) a reduction of accrued compensation cost of approximately $1.4 million previously expensed for these options.

    During 1999, the Company determined that fulfillment of the financial performance criteria for the 1997 and 1998 grants (necessary for these options to ultimately become exercisable under the terms of the Performance Plan) were not likely to be achieved, even on an adjusted basis as described above. Accordingly, the Company recorded a reduction of accrued compensation cost of approximately $5.9 million previously expensed for its 1997 and 1998 Performance Plan option grants. The Company recognized compensation expense of $9.0 million in 1998 relating to the Performance Plan.

    The weighted average fair value per share of options granted during 1998 was $14.02.

    PRO FORMA DISCLOSURE OF THE COMPENSATION COST FOR STOCK OPTION PLANS -- As permitted under SFAS No. 123, 'Accounting for Stock-Based Compensation,' the Company has elected to continue to measure stock-based compensation using the intrinsic value approach under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria.

    Had compensation cost for the 1997 Plan and the Performance Plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net
(loss) income and (loss) earnings per share would have been equal to the pro forma amounts indicated below:

                                                            YEAR ENDED DECEMBER 31
                                                         -----------------------------
                                                           2000       1999      1998
                                                           ----       ----      ----
Net (loss) income -- as reported.......................  $(189,694)  $32,854   $45,025
Net (loss) income -- pro forma.........................  $(211,005)  $19,410   $42,704
Basic (loss) earnings per share -- as reported.........  $   (3.22)  $  0.57   $  0.79
Basic (loss) earnings per share -- pro forma...........  $   (3.58)  $  0.33   $  0.75
Diluted (loss) earnings per share -- as reported.......  $   (3.22)  $  0.56   $  0.79
Diluted (loss) earnings per share -- pro forma.........  $   (3.58)  $  0.33   $  0.75

    The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in SFAS No. 123 has not been applied to options granted prior to January 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants prior to 2000: dividend yield of 1.0%; expected volatility of 35.0%; risk-free rate of return of 5.4%; and expected life of 7.5 years. For 2000, the following weighted average assumptions used were: dividend yield of 0.0%; expected volatility of 35.0%; risk-free rate of return of 6.0% and expected life of 7.5 years. The compensation cost generated by the Black-Scholes model may not be indicative of the future benefit received by the option holder.

    STOCK COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS -- Effective April 30, 1998, the Company amended the Director Stock Ownership Plan. At December 31, 2000, the Company has reserved 123,875 shares of Class A Common Stock for issuance in connection with the Stock Compensation Plan for Non-employee Directors (the 'Amended Plan'). During 2000, 22,035 shares were issued to non-employee directors under the Amended Plan. During both 1999 and 1998, 15,255 shares were issued to non-employee directors under the Amended Plan. During 1998, 3,690 shares were issued to non-employee directors under the Director Stock Ownership Plan.

    STOCK REPURCHASE PROGRAMS -- In June 1996, the Company authorized an increase in the number of shares of its outstanding Class A Common Stock to be acquired under the November 30, 1995 stock repurchase program from one million shares to four million shares. As of December 31, 2000, 2.5 million shares had been repurchased under this program. There were no repurchases of stock during 2000 and 1999. Due to the current liquidity situation of the Company, management does not currently expect to make any stock repurchases.

NOTE L -- PENSION ARRANGEMENTS

    The Company has a defined contribution plan for U.S. employees who have completed 90 consecutive days of employment (the 'Retirement Savings Plan'). The Company contributes an amount equal to 2% of each participant's compensation to the plan. Additionally, participants may elect to contribute between 2% and 12% of their compensation, up to the maximum amount allowable under Internal Revenue Service ('IRS') regulations, on a pre-tax basis. Employee savings are matched by a Company contribution of up to an additional 6% of the participant's compensation. The Company's pension expense related to the Retirement Savings Plan totaled $3.4 million, $3.7 million and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company has an unfunded Benefits Equalization Plan (the 'BEP'). The BEP provides for certain officers of the Company whose contributions to the Retirement Savings Plan are limited by IRS regulations. Such officers may enter into agreements pursuant to which their salaries will be reduced and the Company will maintain accounts on their behalf in the amount of the difference between the aggregate amount of contributions that would have been made to the Retirement Savings Plan in the absence of the limitations, and the aggregate amount of contributions actually made to the Retirement Savings Plan. Employee savings are matched by a Company contribution of up to an additional 6% of the participant's compensation. The participant deferrals earn interest at a rate equal to 3.3% above the 10-year U.S. Treasury Bond rate. The total unfunded liability of the BEP was $12.5 million and $9.4 million as of December 31, 2000 and 1999, respectively, and is included in the Consolidated Balance Sheets as other liabilities. The Company's pension expense related to the BEP totaled $0.9 million for the years ended December 31, 2000 and 1999, respectively, and $0.6 million for the year ended December 31, 1998.

    The Company also makes annual contributions to a defined benefit pension plan covering substantially all U.K. employees.

    The change in the projected benefit obligation ('PBO') is as follows:

                                                             AS OF DECEMBER 31
                                                          -----------------------
                                                             2000         1999
                                                             ----         ----
                                                          (THOUSANDS OF DOLLARS)
PBO at beginning of year................................   $110,258     $104,259
Service cost............................................      5,231        5,118
Interest cost...........................................      6,670        6,554
Employee contributions..................................        922          794
Actuarial gain..........................................     (2,409)      (1,825)
Benefits paid...........................................     (2,644)      (2,231)
Foreign currency exchange rate changes..................     (8,388)      (2,411)
                                                           --------     --------
PBO at end of year......................................   $109,640     $110,258
                                                           --------     --------
                                                           --------     --------

    The change in the fair value of plan assets, the funded status and the amounts recognized in the Consolidated Balance Sheets are as follows:

                                                            AS OF DECEMBER 31,
                                                          -----------------------
                                                             2000         1999
                                                             ----         ----
                                                          (THOUSANDS OF DOLLARS)
Fair value of plan assets at beginning of year..........   $160,209     $137,436
Actual return on plan assets............................     19,091       25,950
Employer contributions..................................      1,054        1,456
Employee contributions..................................        922          794
Benefits paid...........................................     (2,644)      (2,231)
Foreign currency exchange rate changes..................    (12,307)      (3,196)
                                                           --------     --------
Fair value of plan assets at end of year................   $166,325     $160,209
                                                           --------     --------

Funded status...........................................   $ 56,684     $ 49,951
Unrecognized transitional asset.........................       (898)      (1,451)
Unrecognized prior service cost.........................      1,810        2,222
Unrecognized actuarial gain.............................    (42,886)     (38,835)
                                                           --------     --------
Prepaid pension cost recorded in the Consolidated
  Balance Sheets........................................   $ 14,710     $ 11,887
                                                           --------     --------
                                                           --------     --------

    The components of net pension benefit are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                   ----       ----       ----
                                                     (THOUSANDS OF DOLLARS)
Service cost...................................  $  5,231   $  5,118   $  4,891
Interest cost..................................     6,670      6,554      6,767
Expected return on plan assets.................   (12,731)   (11,985)   (11,129)
Amortization of prior service cost.............       279        297        304
Amortization of actuarial gain.................    (1,720)      (812)    (2,007)
Amortization of transition asset...............      (452)      (481)      (493)
                                                 --------   --------   --------
Net pension benefit............................  $ (2,723)  $ (1,309)  $ (1,667)
                                                 --------   --------   --------
                                                 --------   --------   --------

    The following actuarial assumptions were used in determining the funded status of the defined benefit pension plan:

                                                              2000       1999
                                                              ----       ----
Weighted average discount rate..............................  6.5%       6.5%
Weighted average rate of compensation increase..............  5.0%       5.0%
Weighted average expected long-term rate of return on plan
  assets....................................................  8.0%       9.0%

NOTE M -- RELATED PARTY TRANSACTIONS

    Prior to December 1995, the Company had a loan program whereby the Company would directly lend money to certain officers and staff for a term of 15 years to purchase a residence under notes bearing interest at an annual rate equal to 1 to 2 percentage points below the prime rate. In December 1995, the majority of the loans under this program were refinanced and replaced by a bank loan program providing comparable loan terms and interest rates. The Company guarantees all repayment obligations under this bank loan program, which is available to employees at the Chief Executive Officer's discretion. For loans under this program exceeding $0.4 million, the approval of either the Compensation Committee or Executive Committee of the Board of Directors is required. All loans are repayable when an employee leaves the Company. The amount of guarantees outstanding under this program was $3.7 million at December 31, 2000.

    The Company has another bank loan guarantee program available to certain employees at the Chief Executive Officer's discretion whereby the employee borrows directly from a bank on a demand note basis and pays an annual interest rate equal to the prime rate. All of the repayment obligations of the employee are guaranteed by the Company and repayable when an employee leaves the Company. These obligations totaled $0.3 million at December 31, 2000.

    For the year ended December 31, 2000, the Company recognized approximately $2.0 million of revenue related to the sale of property consigned by a related party.

    In December 1999, the Company loaned a total of $1.6 million to two employees on an unsecured, short-term basis bearing interest at approximately the prime rate. As of December 31, 2000 these loans had been repaid.

    Payment of approximately $28 million of the cash retention awards described in Note O is guaranteed by A. Alfred Taubman, a principal shareholder of the Company.

    (See Notes D and N for additional related party disclosures.)

NOTE N -- SPECIAL CHARGES

    During 2000, the Company recorded pre-tax special charges of $203.1 million. See discussion below for details on the composition of such charges.

    In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. Among other matters, the investigation reviewed whether Sotheby's and Christie's had any agreement regarding the amounts charged for commissions in connection with auctions.

    A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commission pricing. In addition, several shareholder class action complaints were filed against the Company and certain directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. A number of shareholder derivative suits were also filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations.

    On September 24, 2000, the Company agreed to settle the civil litigation relating to auctions conducted in the United States (the 'U.S. Antitrust Litigation') and the shareholder class action litigation (the 'Shareholder Litigation'). The Company entered into the settlement agreements for the aforementioned litigation without any admission of liability.

    According to the terms of the U.S. Antitrust Litigation settlement, the Company is required to deposit in an escrow account: (a) $100 million in cash within 30 days of preliminary court approval of the settlement, (b) an additional $106 million in cash within 30 days of final court approval of the settlement and (c) vendor's commission discount certificates (the 'Discount Certificates') with a fair market value of $50 million within 30 days of final court approval of the settlement. A. Alfred Taubman, holder of approximately
13.2 million shares of the Company's Class B Common Stock, the Company's former chairman and a co-defendant in the U.S. Antitrust Litigation, agreed to fund $156 million of the cash payments due under the terms of the U.S. Antitrust Litigation settlement. The amount to be funded by A. Alfred Taubman is to be paid to the Company as follows: (a) $50 million within 29 days of preliminary court approval of the settlement and (b) $106 million within 29 days of final court approval of the settlement. During the fourth quarter of 2000, the Company received preliminary court approval of the U.S. Antitrust Litigation settlement and deposited
$100 million in an escrow account in accordance with the terms of the settlement agreement. A. Alfred Taubman funded $50 million of this cash payment. On February 22, 2001, the court conditionally approved the settlement agreement with respect to the U.S. Antitrust Litigation, subject to agreement by the parties as to certain issues. Prior to such approval, in order to satisfy the requirement in the settlement agreement that the certificates have a fair market value of not less than $50 million, the parties had agreed that the amount of vendor's commission discount certificates to be included as part of the settlement would be $62.5 million in face value and that unused certificates would be redeemable for cash after four years. On March 8, 2001, the Company, Christie's and lead counsel for the class submitted documentation to the court which the Company believes satisfies the conditions stated by the court in its conditional order. If approved by the court, the proposal that has been submitted would not change any of the economic terms of the settlement described above. The court has issued an order requiring interested parties to submit any responses to this proposal no later than March 22, 2001.

    The Discount Certificates to be issued as part of the U.S. Antitrust Litigation settlement will be fully redeemable in connection with any non-Internet auction that is conducted by the Company in the United States or the United Kingdom. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or illustration charges. Each Discount Certificate will expire five years after the date it is first issued. However, the face value of any unused Discount Certificates may be redeemed for cash at the end of four years. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of $50 million, which equals the value of the Discount Certificates that is included in special charges. For the year ended December 31, 2000, the Company recorded a special charge of $100 million (pre-tax) relating to the settlement of the U.S. Antitrust Litigation.

    According to the terms of the Shareholder Litigation settlement, the Company is required to deposit in an escrow account: (a) $30 million in cash within 30 days of the court's approval of the notice to potential class members and the court's setting a date for the hearing to consider final approval of the settlement and (b) Sotheby's Class A Common Stock with a value of $40 million or, at the Company's option, $40 million in cash, after a pricing period beginning 30 days after final court approval of the settlement. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former chairman and a co-defendant in the Shareholder Litigation, funded the $30 million of cash due under the terms of the Shareholder Litigation settlement in December 2000, following court approval of the notice to potential class members, which amount was deposited in an escrow account in accordance with the terms of the Shareholder Litigation settlement agreement. On February 16, 2001, the Company received final court approval of the Shareholder Litigation settlement. As a result, the Company currently expects to issue Sotheby's Class A Common Stock with a value of $40 million in the first or second quarter of 2001. For the year ended
December 31, 2000, the Company recorded a special charge of $40 million (pre-tax) relating to the settlement of the Shareholder Litigation.

    Reflected in the Company's Consolidated Balance Sheet at December 31, 2000 is a $106.0 million settlement recovery due from A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former chairman and a co-defendant in the U.S. Antitrust Litigation and the Shareholder Litigation.

    On October 5, 2000, the Company entered into a plea agreement with the DOJ related to its investigation. Pursuant to the plea agreement, the Company pled guilty to a one-count violation of United States antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the United States and elsewhere. On February 2, 2001, the court accepted the Company's plea and imposed on the Company the $45 million fine provided for in the plea agreement. The $45 million fine is payable without interest over a period of five years as follows: (a) $3 million due June 6, 2001, (b) $3 million due February 6, 2002, (c) $6 million due February 6, 2003, (d) $6 million due February 6, 2004, (e) $12 million due February 6, 2005 and

(f) $15 million due February 6, 2006. For the year ended December 31, 2000, the Company recorded a special charge of $34.1 million (pre-tax) relating to the plea agreement with the DOJ. This amount represents the present value of the amount due to the DOJ discounted at the Company's approximate cost of borrowing. The $10.9 million discount on the amount payable will be amortized to interest expense over the payment period.

    In November 2000, pursuant to an agreement with Amazon, the activities of sothebys.amazon.com, the auction website for the sale of authenticated and guaranteed art and antiques that had been operated by the Company and Amazon pursuant to a previous co-branded site agreement, were combined with those of sothebys.com, the Company's own auction website. The agreement provides for Amazon to promote the sothebys.com website and otherwise provide marketing services relating to sothebys.com. Under the agreement, Amazon will be entitled to share in the revenues earned on sothebys.com and to receive additional performance-based payments, subject to annual minimums. The minimum payments will be paid ratably over the four-year term of the agreement. The agreement also provides for releases from any potential claims relating to the operation of sothebys.amazon.com and the purchase by Amazon in July 1999 of the Company's Class A Common Stock and warrants to purchase additional shares of the Company's Class A Common Stock. The Company has determined that $9.5 million of the minimum payments required under the agreement constitutes consideration for the release of these claims. For the year ended December 31, 2000, the Company recorded a special charge of $8.1 million (pre-tax) related to the Company's agreement with Amazon. This amount represents the present value of the amount due to Amazon in respect of certain releases discussed above, discounted at the Company's approximate cost of borrowing. The $1.4 million discount on the amount payable is being amortized to interest expense over the payment period.

    For the year ended December 31, 2000, the Company recorded pre-tax special charges of $11.6 million consisting primarily of legal and other professional fees related to the investigation by the DOJ, other governmental inquiries and investigations, and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed above and in Note O. Also included in this amount are $2.0 million of costs related to the notification of the members of the class of plaintiffs in the U.S. Antitrust Litigation. In addition, the Company expects to incur costs in 2001 for printing, issuing and redeeming the Discount Certificates related to the U.S. Antitrust Litigation settlement. These costs have not been expensed since they are currently not estimatable. The Discount Certificates are currently expected to be printed and issued during the second half of 2001.

    During the fourth quarter of 2000, as a result of the DOJ investigation and other related matters as discussed above, the Compensation Committee approved special recognition bonuses of up to $9.8 million for certain key employees. Such special recognition bonuses were in addition to the recipients' regular compensation. For the year ended December 31, 2000, the Company recorded pre-tax special charges of $10.2 million, which included approximately $0.4 million in payroll taxes and were paid during the fourth quarter of 2000.

    (See Note K for additional information on special charges.)

NOTE O -- COMMITMENTS AND CONTINGENCIES

    COMMITMENTS -- The capital expenditures relating to the construction of the York Property are currently estimated to be in the range of $151.0 million. As of February 19, 2001, the Company had financial commitments in relation to this project of approximately $2.6 million.

    As of December 31, 2000, the Company had outstanding letters of credit of approximately $21.5 million primarily relating to bank guarantees on U.K. Temporary Import VAT and rental obligations primarily in Europe.

    RETENTION PROGRAMS -- During the first and fourth quarter of 2000, the Compensation Committee approved cash awards for the retention of certain key employees. In the first quarter of 2001, the Compensation Committee approved a plan providing for further cash awards for the retention of certain key employees. Employees granted such cash awards will receive cash payments upon fulfillment of full-time employment through certain dates in 2001, 2002 and 2003. An employee granted a cash award under any of the foregoing arrangements who leaves the Company prior to such date will, generally, forfeit his or her right to payment. Under all of the foregoing arrangements, up to $5.7 million is payable in the third quarter of 2001, up to $20.9 million is payable in February 2002, up to $6.6 million is payable in September 2002 and up to $9.6 million is payable in January 2003.

    All amounts related to the above retention programs are being amortized over the contractual service period and are included in salaries and related costs. The Company has recognized approximately $3.4 million related to such programs for the year ended December 31, 2000.

    LEGAL ACTIONS -- The European Commission is conducting an investigation regarding commissions charged by the Company and Christie's for auction services. Although the outcome of this investigation cannot presently be determined, any loss resulting from this investigation could have a material impact on the Company's financial condition, liquidity and/or results of operations. The amount of any such loss is not currently estimatable.

    As discussed previously in Note N, the Company's settlement of the U.S. Antitrust Litigation is subject to final court approval. (See Note N above and Part I, Item 3 'Legal Proceedings' for further discussion related to the U.S. Antitrust Litigation and the Shareholder Litigation.)

    The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

    LENDING AND OTHER CONTINGENCIES -- The Company enters into legal binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $18.7 million and $20.0 million at December 31, 2000 and 1999, respectively.

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property doesn't sell, the amount of the guarantee must be paid). At December 31, 2000, the Company had outstanding guarantees totaling approximately $13.8 million, which covers auction property having a mid-estimate sales price of approximately $23.1 million. At February 19, 2001, the Company had outstanding guarantees totaling approximately $7.0 million, which covers auction property having a mid-estimate sales price of approximately
$7.5 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At December 31, 2000, $6.0 million had been funded under outstanding guarantees. At February 19, 2001, no amounts had been funded.

    In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the possible exception of the investigation by the European Commission regarding commissions charged by the Company and Christie's for auction services.

    (See Notes F, M and N for other contingencies.)

NOTE P -- RESTRUCTURING CHARGES

    During the fourth quarter of 2000, management completed the comprehensive strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan (the 'Restructuring Plan') in the Company's Auction segment in December 2000. Management believes that the Restructuring Plan will make the Company more competitive both in key high-end markets worldwide and in the middle market in London and will also enhance profitability through the realization of cost savings. To achieve this goal, the Company expects to focus resources on high-end markets, including the paintings and jewelry categories. Through the consolidation of certain departmental resources and sales, the Company will be reducing operating costs in lower-end markets, which contribute a much lower percentage of revenues. The Company plans to achieve operating efficiencies by managing certain markets globally rather than regionally, including the principal fine arts categories of Impressionist, Contemporary, Old Masters and 19th Century Paintings as well as Jewelry and Asian works of art. As part of the Company's strategy to become more competitive in the middle market in London, a specially dedicated middle market salesroom will be opened at Olympia in West London in the second half of 2001. The Olympia facility will incorporate certain departments from the Company's existing New Bond Street, London salesroom, as well as certain departments from the Company's auction center in Sussex. Additionally, the Company expects to focus its Internet activities on generating sales growth through its dealer network and will achieve cost savings by the elimination of employees, reducing marketing programs and limiting its consigned property handling activities. The consolidation and integration of the Company's live and Internet operations in the flagship York Avenue location, which is expected to take place by the end of the first quarter of 2001, will also contribute to cost savings.

    The Restructuring Plan includes the termination of approximately 175 employees worldwide in the Company's Auction segment. These terminations will primarily impact the administrative and support functions of the Auction segment.

    As part of the Restructuring Plan, the Company also wrote-off certain investments as a result of the curtailment of certain activities.

    In connection with the implementation of the Restructuring Plan, the Company recorded pre-tax charges of approximately $12.6 million in the fourth quarter of 2000. The restructuring charges and the amounts charged to the liability through December 31, 2000 were as follows:

                                       SEVERANCE                  LEASE AND
                                          AND                     CONTRACT
                                      TERMINATION     ASSET      TERMINATION   OTHER
                                       BENEFITS     WRITE-OFFS      COSTS      COSTS    TOTAL
                                       --------     ----------      -----      -----    -----
                                                       (THOUSANDS OF DOLLARS)
2000 Provision......................    $7,127       $ 3,844       $1,117      $546    $12,634
2000 Activity.......................     --           (3,844)       --          --      (3,844)
                                        ------       -------       ------      ----    -------
Provision at December 31, 2000......    $7,127       $ --          $1,117      $546    $ 8,790
                                        ------       -------       ------      ----    -------
                                        ------       -------       ------      ----    -------

    Total cash expenditures related to the Restructuring Plan are expected to be approximately $8.8 million, of which approximately 20% will be paid in the first quarter of 2001. The remaining cash expenditures related to the Restructuring Plan are expected to be made throughout the remainder of 2001.

    In 1998, the Company recorded restructuring charges of $15.2 million relating to the construction of the York Property. Approximately $14.1 million of this amount was a non-cash charge resulting from the impairment of existing leasehold improvements and related furniture and fixtures. The remaining amount of approximately $1.1 million was a provision resulting from the cost of future rental obligations and certain lease termination costs on rental space in New York City that are being abandoned as part of the Company's plan to consolidate its auction operations within the York Property. During 2000, the Company paid $0.2 million in settlement of a portion of these obligations. As of December 31, 2000 and 1999, the Company has recorded in other liabilities in the Consolidated Balance Sheet, approximately $0.9 million and $1.1 million, respectively, related to the remaining future obligations. The remaining amounts will be paid out starting approximately March 2001 through September 2003.

NOTE Q -- ACQUISITIONS

    In January 1999, the Company's Real Estate segment (see Note C) acquired Teton Shadows Realty, Inc., a real estate brokerage firm in Jackson Hole, Wyoming. This acquisition has been accounted for as a purchase and did not have a material effect on the Company's financial statements, thus pro-forma results of operations have not been included herein.

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

NOTE R -- QUARTERLY RESULTS (UNAUDITED)

                                                      FIRST      SECOND       THIRD        FOURTH
                                                      -----      ------       -----        ------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
2000
    Auction sales.................................  $176,056    $864,079    $ 131,864    $  764,317
                                                    --------    --------    ---------    ----------
    Auction and related revenues..................  $ 40,389    $139,203    $  27,946    $  128,489
    Other revenues................................    14,381      18,158       14,606        14,616
                                                    --------    --------    ---------    ----------
        Total revenues............................  $ 54,770     157,361       42,552    $  143,105
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Operating (loss) income before special charges
      and restructuring charges...................  $(41,672)   $ 51,989    $ (37,522)   $    5,825
    Operating (loss) income after special charges
      and restructuring charges...................   (43,480)     49,979     (222,288)      (21,294)
                                                    --------    --------    ---------    ----------
    Net (loss) income.............................  $(29,088)   $ 30,037    $(184,179)   $   (6,464)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Basic (loss) earnings per share...............  $  (0.49)   $   0.51    $   (3.13)   $    (0.11)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Diluted (loss) earnings per share.............  $  (0.49)   $   0.51    $   (3.13)   $    (0.11)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------

1999
    Auction sales.................................  $235,673    $799,647    $ 129,492    $1,093,940
                                                    --------    --------    ---------    ----------
    Auction and related revenues..................  $ 51,665    $131,694    $  32,677    $  174,065
    Other revenues................................    11,537      14,315       12,598        14,034
                                                    --------    --------    ---------    ----------
        Total revenues............................  $ 63,202    $146,009    $  45,275    $  188,099
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Operating (loss) income.......................  $(14,611)   $ 50,999    $ (37,953)   $   55,738
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Net (loss) income.............................  $ (9,526)   $ 31,697    $ (23,757)   $   34,440
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Basic (loss) earnings per share...............  $  (0.17)   $   0.55    $   (0.41)   $     0.59
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Diluted (loss) earnings per share.............  $  (0.17)   $   0.53    $   (0.41)   $     0.57
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------

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

   /s/ WILLIAM F. RUPRECHT        /s/ WILLIAM S. SHERIDAN         /s/ MICHAEL L. GILLIS

     William F. Ruprecht            William S. Sheridan             Michael L. Gillis
        President and          Executive Vice President and    Vice President, Controller
   Chief Executive Officer        Chief Financial Officer     and Chief Accounting Officer

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee (the 'Committee') of the Board of Directors consisted of four independent directors. Information as to these persons, as well as the scope of duties of the Committee, is provided in the Proxy Statement. During 2000, the Committee met ten times and reviewed with Deloitte & Touche LLP, the Director of the Internal Audit Department and management the various audit activities and plans, together with the results of selected internal audits. The Committee also reviewed the reporting of consolidated financial results and the adequacy of internal controls. The Committee recommended the appointment of Deloitte & Touche LLP to the Board of Directors. The Director of the Internal Audit Department and Deloitte & Touche LLP met privately with the Committee on occasion to encourage confidential discussion as to any auditing matters.

/s/ MICHAEL BLAKENHAM

Michael Blakenham
Chairman, Audit Committee

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information required by this item is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2001 (the 'Proxy Statement') under the captions 'Election of Directors' and 'Management-Executive Officers.'

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions 'Management -- Compensation of Executive Officers' and 'Compensation of Directors.' Notwithstanding anything to the contrary herein, the Compensation Committee Report and the Performance Graph in the Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption 'Class A and Class B Common Stock Ownership of Directors, Executive Officers and 5% Shareholders.'

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions 'Certain Employment and Compensation Arrangements', 'Certain Transactions' and 'Compensation Committee Interlocks and Insider Participation.'

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

14(a)(1)      --  The following consolidated financial statements of Sotheby's
                  Holdings, Inc. and subsidiaries, are contained in Item 8:
                  Consolidated Statements of Income -- Years ended
                  December 31, 2000, 1999 and 1998; Consolidated Balance
                  Sheets -- December 31, 2000 and 1999; Consolidated
                  Statements of Cash Flows -- Years ended December 31, 2000,
                  1999 and 1998; Consolidated Statement of Changes in
                  Shareholders' Equity -- Years ended December 31, 2000, 1999 and 1998; Notes to Consolidated Financial Statements --
                  December 31, 2000.

14(a)(2)      --  The following is a list of the consolidated financial
                  statement schedules of Sotheby's Holdings, Inc. and
                  subsidiaries and the Independent Auditors' Report required by Item 14(d): Independent Auditors' Report on Financial
                  Statement Schedule II -- Valuation and Qualifying Accounts
14(a)(3)
       1      --  Underwriting Agreement, dated as of February 2, 1999 among
                  Sotheby's Holdings, Inc., Morgan Stanley and Co.
                  Incorporated, Chase Securities Inc. and Merrill Lynch,
                  Pierce, Fenner and Smith Incorporated, incorporated by
                  reference to Exhibit 1 to the current report on Form 8-K,
                  filed on February 10, 1999 with the Securities and Exchange
                  Commission.

    3(a)      --  Amended and Restated Articles of Incorporation of Sotheby's
                  Holdings, Inc., as amended, incorporated by reference to
                  Exhibit 4(b) to Registration Statement No. 33-26008, SEC
                  File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

    3(b)      --  Amended and Restated By-Laws of Sotheby's Holdings, Inc., as
                  amended, through August 3, 2000.

    4(a)      --  See Exhibits 3(a) and 3(b).

    4(b)      --  Indenture, dated as of February 5, 1999, between Sotheby's
                  Holdings, Inc. and The Chase Manhattan Bank as Trustee,
                  incorporated by reference to Exhibit 4(a) to the current
                  report on Form 8-K, filed on February 10, 1999 with the
                  Securities and Exchange Commission.

    4(c)      --  Fixed Rate Note, dated February 5, 1999, made by Sotheby's
                  Holdings, Inc. in favor of Cede & Co., incorporated by
                  reference to Exhibit 4(b) to the current report on
                  Form 8-K, filed on February 10, 1999 with the Securities and
                  Exchange Commission.

   10(a)      --  Issuing and Paying Agency Agreement, dated February 15,
                  1989, between Sotheby's, Inc. and The Chase Manhattan Bank,
                  N.A. relating to the issuance of short-term notes ('U.S.
                  Notes') in the U.S. Commercial Paper market, incorporated by reference to Exhibit 10(g) to the 1988 Form 10-K, SEC File
                  No. 1-9750, on file at the Washington, D.C. office of the
                  Securities and Exchange Commission.

   10(b)      --  U.S. Commercial Paper Dealer Agreement, dated July 29, 1998, between Sotheby's, Inc., Sotheby's Holdings, Inc. and Chase
                  Securities Inc. relating to the issuance of the U.S. Notes, incorporated by reference to Exhibit 10(a) to the Third
                  Quarter Form 10-Q for 1998.

   10(c)      --  U.S. Commercial Paper Dealer Agreement, dated February 15,
                  1989, between Sotheby's, Inc. and Merrill Lynch Money
                  Markets, Inc. relating to the issuance of the U.S. Notes,
                  incorporated by reference to Exhibit 10(i) of the 1988
                  Form 10-K, SEC File No. 1-9750, on file at the Washington,
                  D.C. office of the Securities and Exchange Commission.

   10(d)      --  Amendment, dated July 13, 1998, to U.S. Commercial Paper
                  Dealer Agreement, dated February 15, 1989, between
                  Sotheby's, Inc., and Merrill Lynch Money Markets Inc.
                  relating to the issuance of the U.S. Notes, incorporated by reference to Exhibit 10(b) to the Third Quarter Form 10-Q
                  for 1998.

   10(e)      --  Agreement of Sale and Purchase, dated as of September 9,
                  1999, between Benenson and York Avenue Development, Inc. for the York Property incorporated by reference to Exhibit 10(l)
                  to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1999.

   10(f)      --  Assignment and Assumption of Agreement of Sale and Purchase,
                  dated as of September 9, 1999, between York Avenue
                  Development, Inc. and Sotheby's Inc. incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1999.

   10(g)      --  Guaranty, dated September 9, 1999, made by Sotheby's
                  Holdings, Inc. in favor of Benenson incorporated by reference to
                  Exhibit 10(n) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1999.

   10(h)*     --  Sotheby's, Inc. 1988 Benefit Equalization Plan, incorporated by reference to Exhibit 10(t) to Registration Statement
                  No. 33-17667.

   10(i)*     --  Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994 incorporated by
                  reference to Exhibit 10(o) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1994 (the '1994
                  Form 10-K').

   10(j)*     --  Sotheby's Holdings, Inc. Performance Share Purchase Plan,
                  incorporated by reference to Exhibit 10(a) to the Second
                  Quarter Form 10-Q for 1996.

   10(k)*     --  Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite
                  Plan Document, effective January 1, 2000.

   10(l)      --  Agreement of Partnership of Acquavella Modern Art, dated May
                  29, 1990, between Sotheby's Nevada, Inc. and Acquavella
                  Contemporary Art, Inc. incorporated herein by reference to
                  Exhibit 10(b) to the Form 8-K, filed on June 7, 1990, SEC
                  File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

   10(m)      --  First Amendment to Agreement of Partnership dated
                  December 31, 2000, of Acquavella Modern Art, between
                  Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc.

   10(n)*     --  Amended and Restated Sotheby's Holdings, Inc. Director Stock
                  Ownership Plan, incorporated herein by reference to Exhibit
                  10(v) to the 1996 Form 10-K.

   10(o)*     --  Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for
                  Non-Employee Directors, dated as of March 3, 1998,
                  incorporated herein by reference to Exhibit 10(u) to the
                  1998 Form 10-K.

   10(p)      --  Amended and Restated Credit Agreement, dated as of March 10,
                  2000, among Sotheby's Holdings, Inc., Sotheby's Inc.,
                  Oatshare Limited, Sotheby's, the lender named therein, and
                  The Chase Manhattan Bank, incorporated by reference to
                  Exhibit 10(z) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1999.

   10(q)      --  First Amendment to Amended and Restated Credit Agreement,
                  dated as of November 9, 2000, incorporated by reference to
                  Exhibit 10.1 to the current report on Form 8-K of the
                  Company, filed on December 29, 2000 with the Securities and
                  Exchange Commission.

    (21)      --  Subsidiaries of the Registrant

    (23)      --  Consent of Deloitte & Touche LLP

    (24)      --  Powers of Attorney

 (14)(b)      --  Current Reports on Form 8-K: The Company filed a current report on Form 8-K with the Securities and Exchange
                  Commission on December 29, 2000.

 (14)(c)      --  The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

 (14)(d)      --  The financial statement schedules of the Company listed in response to Item 14(a)(2) are filed pursuant to this Item
                  14(d).

---------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of SOTHEBY'S HOLDINGS, INC.:

    We have audited the consolidated financial statements of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 and have issued our report thereon dated February 19, 2001; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP
NEW YORK, NEW YORK
FEBRUARY 19, 2001

                                                                     SCHEDULE II

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                    COLUMN B           COLUMN C            COLUMN D    COLUMN E
              --------                    --------           --------            --------    --------
                                          BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                          BEGINNING     COST AND      OTHER                   AT END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
-----------                               ---------     --------     --------    ----------    ------
                                                             (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the
  balance sheet from the asset to which
  it applies:
    Accounts and notes receivable:
        2000 Allowance for doubtful
          accounts......................   $11,085      $14,646       $1,342       $4,138      $22,935
        1999 Allowance for doubtful
          accounts......................   $14,585      $ 3,476       $1,858       $8,834      $11,085
        1998 Allowance for doubtful
          accounts......................   $10,419      $ 6,598       $  285       $2,717      $14,585
    Inventory:
        2000 Realizable value
          allowance.....................   $ 9,140      $ 1,734       $   --       $2,816      $ 8,058
        1999 Realizable value
          allowance.....................   $ 9,422      $ 1,337       $  186       $1,805      $ 9,140
        1998 Realizable value
          allowance.....................   $15,726      $ 1,653       $  855       $8,812      $ 9,422

    During 2000, amounts charged to the allowance for doubtful accounts include a $9.0 million provision for an unsecured loan. (See Note D of Notes to Consolidated Financial Statements.)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOTHEBY'S HOLDINGS, INC.

                                        By      /s/ WILLIAM F. RUPRECHT
                                           .....................................
                                           WILLIAM F. RUPRECHT
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: March 14, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
                    *
 .........................................  Chairman of the Board                   March 14, 2001
            MICHAEL I. SOVERN

                    *
 .........................................  Vice Chairman of the Board              March 14, 2001
              MAX M. FISHER

                    *
 .........................................  Deputy Chairman of the Board            March 14, 2001
        THE MARQUESS OF HARTINGTON

         /S/ WILLIAM F. RUPRECHT
 .........................................  President, Chief Executive Officer      March 14, 2001
           WILLIAM F. RUPRECHT                 and Director

                    *
 .........................................  Executive Vice President and            March 14, 2001
              ROBIN WOODHEAD                   Director

                    *
 .........................................  Director                                March 14, 2001
               CONRAD BLACK

                    *
 .........................................  Director                                March 14, 2001
            MICHAEL BLAKENHAM

                    *
 .........................................  Director                                March 14, 2001
           GEORGE S. BLUMENTHAL

                    *
 .........................................  Director                                March 14, 2001
             STEVEN B. DODGE

                    *
 .........................................  Director                                March 14, 2001
           DR. HENRY G. JARECKI

                    *
 .........................................  Director                                March 14, 2001
             HENRY R. KRAVIS

                    *
 .........................................  Director                                March 14, 2001
             JEFFREY H. MIRO

                    *
 .........................................  Director                                March 14, 2001
             BRIAN S. POSNER

                    *
 .........................................  Director                                March 14, 2001
         SHARON PERCY ROCKEFELLER

                    *
 .........................................  Director                                March 14, 2001
            ROBERT S. TAUBMAN

         /S/ WILLIAM S. SHERIDAN
 .........................................  Executive Vice President and            March 14, 2001
           WILLIAM S. SHERIDAN                Chief Financial Officer

          /S/ MICHAEL L. GILLIS
 .........................................  Vice President, Controller and          March 14, 2001
            MICHAEL L. GILLIS                 Chief Accounting Officer

           /S/ WILLIAM S. SHERIDAN                                                  March 14, 2001
 .........................................
           *WILLIAM S. SHERIDAN
           AS ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

EXHIBIT
  NO.                           DESCRIPTION
  ---                           -----------
 1      -- Underwriting Agreement, dated as of February 2, 1999
           among Sotheby's Holdings, Inc., Morgan Stanley and Co.
           Incorporated, Chase Securities Inc. and Merrill Lynch,
           Pierce, Fenner and Smith Incorporated, incorporated by
           reference to Exhibit 1 to the current report on Form 8-K,
           filed on February 10, 1999 with the Securities and
           Exchange Commission.

 3(a)   -- Amended and Restated Articles of Incorporation of
           Sotheby's Holdings, Inc., as amended, incorporated by
           reference to Exhibit 4(b) to Registration Statement
           No. 33-26008, SEC File No. 1-9750, on file at the
           Washington, D.C. office of the Securities and Exchange
           Commission.

 3(b)   -- Amended and Restated By-Laws of Sotheby's Holdings, Inc.,
           as amended, through August 3, 2000.

 4(a)   -- See Exhibits 3(a) and 3(b).

 4(b)   -- Indenture, dated as of February 5, 1999, between
           Sotheby's Holdings, Inc. and The Chase Manhattan Bank as
           Trustee, incorporated by reference to Exhibit 4(a) to the
           current report on Form 8-K, filed on February 10, 1999
           with the Securities and Exchange Commission.

 4(c)   -- Fixed Rate Note, dated February 5, 1999, made by
           Sotheby's Holdings, Inc. in favor of Cede & Co.,
           incorporated by reference to Exhibit 4(b) to the current
           report on Form 8-K, filed on February 10, 1999 with the
           Securities and Exchange Commission.

10(a)   -- Issuing and Paying Agency Agreement, dated February 15,
           1989, between Sotheby's, Inc. and The Chase Manhattan
           Bank, N.A. relating to the issuance of short-term notes
           ('U.S. Notes') in the U.S. Commercial Paper market,
           incorporated by reference to Exhibit 10(g) to the 1988
           Form 10-K, SEC File No. 1-9750, on file at the Washington,
           D.C. office of the Securities and Exchange Commission.

10(b)   -- U.S. Commercial Paper Dealer Agreement, dated July 29,
           1998, between Sotheby's, Inc., Sotheby's Holdings, Inc.
           and Chase Securities Inc. relating to the issuance of the
           U.S. Notes, incorporated by reference to Exhibit 10(a) to
           the Third Quarter Form 10-Q for 1998.

10(c)   -- U.S. Commercial Paper Dealer Agreement, dated
           February 15, 1989, between Sotheby's, Inc. and Merrill
           Lynch Money Markets, Inc. relating to the issuance of the
           U.S. Notes, incorporated by reference to Exhibit 10(i) of
           the 1988 Form 10-K, SEC File No. 1-9750, on file at the
           Washington, D.C. office of the Securities and Exchange
           Commission.

10(d)   -- Amendment, dated July 13, 1998, to U.S. Commercial Paper
           Dealer Agreement, dated February 15, 1989, between
           Sotheby's, Inc., and Merrill Lynch Money Markets Inc.
           relating to the issuance of the U.S. Notes, incorporated
           by reference to Exhibit 10(b) to the Third Quarter
           Form 10-Q for 1998.

10(e)   -- Agreement of Sale and Purchase, dated as of September 9,
           1999, between Benenson and York Avenue Development, Inc.,
           for the York Property incorporated by reference to Exhibit 10(l)
           to the Company's Annual Report on Form 10-K for the year
           ended December 31, 1999.

10(f)   -- Assignment and Assumption of Agreement of Sale and
           Purchase, dated as of September 9, 1999, between York
           Avenue Development, Inc. and Sotheby's, Inc. incorporated by reference to Exhibit 10(m) to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1999.

10(g)   -- Guaranty, dated September 9, 1999, made by Sotheby's
           Holdings, Inc. in favor of Benenson incorporated by
           reference to Exhibit 10(n) to the Company's Annual Report
           on Form 10-K for the year ended December 31, 1999.

10(h)*  -- Sotheby's, Inc. 1988 Benefit Equalization Plan,
           incorporated by reference to Exhibit 10(t) to Registration Statement No. 33-17667.

10(i)*  -- Sotheby's Holdings, Inc. 1987 Stock Option Plan as
           amended and restated effective June 1, 1994 incorporated by reference to Exhibit 10(o) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994
           (the '1994 Form 10-K').

10(j)*  -- Sotheby's Holdings, Inc. Performance Share Purchase Plan,
           incorporated by reference to Exhibit 10(a) to the Second
           Quarter Form 10-Q for 1996.

10(k)*  -- Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite
           Plan Document, effective January 1, 2000.

10(l)   -- Agreement of Partnership of Acquavella Modern Art, dated
           May 29, 1990, between Sotheby's Nevada, Inc. and
           Acquavella Contemporary Art, Inc., incorporated herein by
           reference to Exhibit 10(b) to the Form 8-K, filed on
           June 7, 1990, SEC File No. 1-9750, on file at the
           Washington, D.C. office of the Securities and Exchange
           Commission.

10(m)   -- First Amendment to Agreement of Partnership dated
           December 31, 2000, of Acquavella Modern Art, between
           Sotheby's Nevada, Inc. and Acquavella Contemporary Art,
           Inc.

10(n)*  -- Amended and Restated Sotheby's Holdings, Inc. Director
           Stock Ownership Plan, incorporated herein by reference to
           Exhibit 10(u) to the 1998 Form 10-K.

10(o)*  -- Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for
           Non-Employee Directors, dated as of March 3, 1998
           incorporated herein by reference to Exhibit 10(u) the 1998
           Form 10-K.

10(p)   -- Amended and Restated Credit Agreement, dated as of
           March 10, 2000, among Sotheby's Holdings, Inc., Sotheby's
           Inc., Oatshare Limited, Sotheby's, the lenders named
           therein, and The Chase Manhattan Bank, incorporated by
           reference to Exhibit 10(z) to the Company's Annual Report
           on Form 10-K for the year ended December 31, 1999.

10(q)   -- First Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2000, incorporated by reference to
           Exhibit 10.1 to the current report on Form 8-K, filed on
           December 29, 2000 with the Securities and Exchange
           Commission.

  (21)  -- Subsidiaries of the Registrant

  (23)  -- Consent of Deloitte & Touche LLP

  (24)  -- Powers of Attorney

---------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.

                             STATEMENT OF DIFFERENCES

The British pound sterling sign shall be expressed as........................'L'