Form 10-Q
period 2001-03-31
SOTHEBYS HOLDINGS INC
filed 2001-05-15
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                          Commission File Number 1-9750

                            Sotheby's Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                           38-2478409
----------------------------------------             -----------------------
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                      Identification No.)

3800 Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                    48304
----------------------------------------             ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (248) 646-2400
                                                     -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

As of May 7, 2001, there were outstanding 44,738,957 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,549,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements:

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 2001 and 2000                                  3

         Consolidated Balance Sheets at March 31, 2001,
         December 31, 2000 and March 31, 2000                                  4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000                            5

         Notes to the Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                23

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                          31

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                    34

Item 2.  Changes in Securities and Use of Proceeds                            38

Item 4.  Submission of Matters to a Vote of Security Holders                  38

Item 6.  Exhibits and Reports on Form 8-K                                     40

SIGNATURE                                                                     41

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Operations
Sotheby's Holdings, Inc. and Subsidiaries
(Unaudited)

                                                                   For the Three Months
                                                                      Ended March 31,
                                                                 -------------------------
                                                                      2001           2000
------------------------------------------------------------     -------------------------
(Thousands of dollars, except per share data)
Revenues:

Auction and related                                                 $44,123        $40,389
Other                                                                13,367         14,381
------------------------------------------------------------     -------------------------
Total revenues                                                       57,490         54,770

Expenses:

Direct costs of services                                             11,518         18,748
Salaries and related costs                                           39,374         42,003
General and administrative                                           25,699         29,598
Depreciation and amortization                                         5,879          6,093
Retention costs                                                       3,675              0
Special charges                                                         842          1,808
------------------------------------------------------------     -------------------------
Total expenses                                                       86,987         98,250
------------------------------------------------------------     -------------------------

Operating loss                                                      (29,497)       (43,480)

Interest income                                                       1,383          1,183
Interest expense                                                     (6,601)        (2,895)
Other expense                                                          (483)          (257)
------------------------------------------------------------     -------------------------

Loss before taxes                                                   (35,198)       (45,449)

Income tax benefit                                                   12,671         16,361
------------------------------------------------------------     -------------------------

Net Loss                                                           ($22,527)      ($29,088)
============================================================     =========================

Basic Loss Per Share                                                 ($0.38)        ($0.49)
============================================================     =========================

Diluted Loss Per Share                                               ($0.38)        ($0.49)
============================================================     =========================

Basic Weighted Average Shares Outstanding (in millions)                59.1           58.9
============================================================     =========================

Diluted Weighted Average Shares Outstanding (in millions)              59.1           58.9
============================================================     =========================

See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries

                                                                         March 31,     December 31,    March 31,
                                                                           2001            2000          2000
                                                                        (UNAUDITED)                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Assets
Current Assets
Cash and cash equivalents                                                 $45,802         $54,625        $48,814
Accounts and notes receivable, net of allowance
for doubtful accounts of $13,606, $22,935 and $12,078
Accounts receivable                                                       156,506         316,833        233,248
Notes receivable                                                          114,090         156,228        104,202
Settlement recovery- related party                                        106,000         106,000             --
----------------------------------------------------------------------------------------------------------------
        Total Accounts and Notes Receivable, Net                          376,596         579,061        337,450

Inventory, net                                                             12,840          14,022         21,577
Deferred income taxes                                                      27,093          47,954         11,968
Prepaid expenses and other current assets                                  29,917          30,906         25,444
----------------------------------------------------------------------------------------------------------------
        Total Current Assets                                              492,248         726,568        445,253

Notes receivable                                                           38,566          35,951         75,560
Properties, less allowance for depreciation
  and amortization of $77,714, $78,379 and $74,686                        245,158         248,066        234,702
Intangible assets, less allowance for
  amortization of $16,659, $16,710 and $16,203                             22,217          22,647         23,722
Investments                                                                31,898          33,837         35,755
Deferred income taxes                                                      38,588           4,963             --
Other assets                                                                2,433           2,126          2,918
----------------------------------------------------------------------------------------------------------------
        Total Assets                                                     $871,108      $1,074,158       $817,910
================================================================================================================

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                         $87,213        $273,380       $144,707
Short-term borrowings                                                     155,000         116,000            374
Accounts payable and accrued liabilities                                   88,273         115,577         97,395
Deferred revenues                                                           8,894           8,906          6,602
Accrued income taxes                                                        9,625          11,209          3,387
Deferred income taxes                                                       3,639           3,660             --
Short-term settlement liability                                           141,185         158,321             --
----------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                         493,829         687,053        252,465

Long-Term Liabilities
Long-term debt                                                             99,350          99,334        198,215
Deferred income taxes                                                         528           1,882          9,085
Long-term settlement liability                                             76,683          79,506             --
Other liabilities                                                          16,812          18,329         11,147
----------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                 687,202         886,104        470,912

Shareholders' Equity
Common Stock, $0.10 par value                                               6,023           5,909          5,890
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 43,618,365, 42,292,386 and
  42,280,487 of Class A and 16,549,650, 16,549,650 and 16,585,650
  of Class B, at March 31, 2001, December 31, 2000 and March 31, 2000,
  respectively
Additional paid-in capital                                                179,090         158,421        156,688
Retained earnings                                                          16,040          38,567        199,172
Accumulated other comprehensive loss                                      (17,247)        (14,843)       (14,752)
----------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                       183,906         188,054        346,998
----------------------------------------------------------------------------------------------------------------
         Total Liabilities And Shareholders' Equity                      $871,108      $1,074,158       $817,910
================================================================================================================

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)

For the Three Months Ended March 31,                                                              2001                2000
--------------------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Operating Activities:
Net Loss                                                                                      ($22,527)           ($29,088)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                                                 5,879               6,093
   Deferred income taxes                                                                       (14,099)                936
   Tax benefit of stock option exercises                                                            57                  29
   Asset provisions                                                                                244               1,216

Changes in assets and liabilities:
   Decrease in accounts receivable                                                             156,636             257,154
   Decrease (increase) in inventory                                                                839              (1,128)
   Decrease (increase) in prepaid expenses and other current assets                                550              (6,836)
   Decrease (increase) in intangible and other long term assets                                     98              (1,778)
   Decrease in short-term and long-term settlement liabilities                                    (593)                 --
   Decrease in due to consignors                                                              (183,563)           (276,717)
   Decrease in accrued income taxes                                                             (1,523)            (16,957)
   Decrease in accounts payable and accrued liabilities and other liabilities                  (24,033)            (26,484)
--------------------------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                                       (82,035)            (93,560)

Investing Activities:
Increase in notes receivable                                                                   (29,753)            (19,505)
Collections of notes receivable                                                                 68,056              29,398
Capital expenditures                                                                            (6,683)             (9,738)
Decrease in investments                                                                          2,143                 227
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                                                    33,763                 382

Financing Activities:
Increase in short-term borrowings and long-term debt                                            39,000              99,061
Proceeds from exercise of stock options                                                          1,014                 539
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                    40,014              99,600

Effect of exchange rate changes on cash                                                           (565)                 73
--------------------------------------------------------------------------------------------------------------------------
     (Decrease) increase in cash and cash equivalents                                           (8,823)              6,495
Cash and cash equivalents at beginning of period                                                54,625              42,319
--------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                                $45,802             $48,814
==========================================================================================================================

Income taxes paid                                                                                 $333                $999
==========================================================================================================================

Interest paid (net of capitalized interest)                                                     $5,685              $3,291
==========================================================================================================================
Non cash activities:
     Issuance of common stock related to Shareholder Litigation settlement                     $20,000                  --
==========================================================================================================================

See accompanying Notes to the Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      The consolidated financial statements included herein have been prepared by Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto on Form 10-K for the year ended December 31, 2000.

      In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 and 2000 have been included.

2.    Accounts and Notes Receivable

      Accounts and notes receivable consist of the following (in thousands):

                                                         As of
                                          --------------------------------------
                                           March 31,   December 31,    March 31,
                                             2001         2000           2000
                                          ----------   ------------    ---------
      Accounts and other receivables      $ 167,619     $ 328,246     $ 242,474
      Allowance for doubtful accounts       (11,113)      (11,413)       (9,226)
                                          ---------     ---------     ---------
                                            156,506       316,833       233,248
                                          ---------     ---------     ---------

      Notes Receivable                      155,149       203,701       182,613
      Allowance for credit losses            (2,493)      (11,522)       (2,851)
                                          ---------     ---------     ---------
                                            152,656       192,179       179,762
                                          ---------     ---------     ---------

      Total                               $ 309,162     $ 509,012     $ 413,010
                                          =========     =========     =========

      As of March 31, 2001, an amount equal to approximately 18% of the Company's net accounts receivable balance was due from one purchaser. No other amount exceeded 10% of the Company's net accounts receivable balance as of March 31, 2001.

      The Company provides collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in the Company's net notes receivable balance are unsecured loans totaling $41.4 million, $44.8 million and $49.1 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

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

      Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend on a secured basis at loan to value ratios higher than 50%. In certain situations, the Company will also finance the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. During the fourth quarter of 2000, the Company recorded a $9.0 million provision related to one such unsecured loan. This loan was written-off during the first quarter of 2001. The net total of all such unsecured loans was $21.6 million, $23.0 million and $27.0 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

      One individual loan amounted to approximately 11% of the net notes receivable balance (current and non-current) at March 31, 2001. At March 31, 2001, no other loan exceeded 10% of the Company's net notes receivable balance.

      The weighted average interest rates charged on notes receivable were 9.27%, 9.40% and 9.01% at March 31, 2001, December 31, 2000 and March 31,
      2000, respectively. The carrying amounts of notes receivable approximates their fair value at March 31, 2001.

      Changes in the allowance for credit losses relating to both current and non-current notes receivable for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                        2001             2000
                                                        ----             ----

      Allowance for credit losses
       at December 31, 2000 and 1999                  $ 11,522         $  2,904
      Provisions                                            --               --
      Write-offs                                        (9,000)             (46)
      Other                                                (29)              (7)
                                                      --------         --------
      Allowance for credit losses
       at March 31, 2001 and 2000                     $  2,493         $  2,851
                                                      ========         ========

3.    Credit Arrangements

      Short-term borrowings and long-term debt consist of the following (in thousands):

                                                          As of
                                           ------------------------------------

                                           March 31,    December 31,   March 31,
                                             2001           2000         2000
                                           ---------    ------------   ---------

      Current:
      --------
      Borrowings under the
        Amended Credit Agreement           $155,000      $116,000      $     --
      Other bank lines of credit                 --            --           374

      Non-current:
      ------------
      Borrowings under the
        Amended Credit Agreement                 --            --        98,925
      Long-term debt securities
        (net of unamortized
        discount of $650, $666
        and $710)                            99,350        99,334        99,290
                                           --------      --------      --------

      Total                                $254,350      $215,334      $198,589
                                           ========      ========      ========

      Bank Lines of Credit - At March 31, 2001 and December 31, 2000, there were no amounts outstanding under domestic and foreign bank lines of credit. At March 31, 2000, the Company had $0.4 million outstanding under domestic and foreign bank lines of credit at a weighted average interest rate of 4.89%.

      Commercial Paper - The Company may issue up to $300 million in notes under its U.S. commercial paper program. The amount available for issuance under the commercial paper program is reduced by the amount of outstanding borrowings under the Amended Credit Agreement. At March 31, 2001, December 31, 2000 and March 31, 2000, there were no outstanding commercial paper borrowings.

      Bank Credit Facilities - During the first quarter of 2000, the Company amended and restated its Bank Credit Agreement (the "Credit Agreement") with its existing banking group. Borrowings under the Credit Agreement are available for general corporate purposes. Under the Credit Agreement, the Company has up to $300 million of committed senior secured financing with an international syndicate of banks arranged through J.P. Morgan Chase & Co. available through July 11, 2001. The amount available for borrowings under the Credit Agreement is reduced by the amount of outstanding commercial paper borrowings, if any. The Company's obligations under the Credit

      Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the Company's headquarters on York Avenue in New York (the "York Property"). In addition, borrowings by the Company's United Kingdom ("U.K.") based affiliates are secured by the Company's U.K. loan portfolio. Borrowings under the Credit Agreement are permitted in either U.S. dollars or Pounds Sterling. Interest rates on borrowings under the Credit Agreement are determined on a pricing matrix based on the Company's long-term debt rating assigned by Standard & Poor's Ratings Group and Moody's Investor Services. Commitment fees are determined on a similar pricing matrix based on the Company's long-term debt rating and charged quarterly in arrears. The Company paid arrangement and amendment fees of $3.6 million in connection with the Credit Agreement, which are being amortized over the term of the commitment.

      In connection with the Company's settlements of certain civil antitrust and shareholder class action litigation and its plea agreement relating to its fine for violation of antitrust laws, the Company amended the Credit Agreement in November 2000 (the "Amended Credit Agreement"). (See Note 6 below and Part II, Item 1 "Legal Proceedings" for additional information related to the settlements and the plea agreement.) The principal purpose of the amendments contained in the Amended Credit Agreement is to adjust the financial covenants contained in the Credit Agreement to reflect the terms of the settlements and the plea agreement and the Company's obligations thereunder. These amendments, among other things, adjust certain of the financial covenants, including the covenants requiring the Company to maintain a minimum net worth and to meet certain leverage ratio and interest coverage ratio tests. The Amended Credit Agreement retains the covenant that requires the Company to limit dividend payments. During the fourth quarter of 2000, the Company paid $1.5 million of arrangement and amendment fees in connection with adjusting the financial covenants contained in the Amended Credit Agreement, which are being amortized over the remaining term of the commitment. At March 31, 2001, the Company was in compliance with respect to all financial and other covenants. At March 31, 2001, the Company had outstanding short-term borrowings of $155 million under the Amended Credit Agreement at a weighted average interest rate of 7.77%.

      As discussed above, the Company's Amended Credit Agreement is available through July 11, 2001. On this date the Amended Credit Agreement will expire and any borrowings outstanding will be due and payable to the Company's existing banking group. In order to fund the repayment of any such borrowings outstanding, as well as to provide for the Company's continuing operating needs, capital requirements, the funding requirements remaining under the Company's fine for violation of antitrust laws (see
      Note 6) and cash payments
      for the retention of certain key employees (see Note 8), an extension or refinancing of the Amended Credit Agreement will be necessary to supplement operating cash flows. Alternatively, the Company currently believes that it has other options available for capital resources, including a new credit facility, the issuance of additional equity and a mortgage on the York Property. The Company is currently proceeding with negotiations relating to its various funding options and currently believes it is likely to secure funding by the end of the second quarter of 2001. However, there can be no guarantee that such funding will be available on terms acceptable to the Company. Although unlikely, if the Company is unable to obtain such funding on acceptable terms, this would have a material adverse effect on the Company's business, results of operations and/or financial condition.

      Senior Unsecured Debt - In February 1999, the Company issued a tranche of senior unsecured long-term debt securities (the "Notes"), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on property and entering into certain sale-leaseback transactions. The Company was in compliance with these covenants as of March 31, 2001. If and to the extent required under the Indenture pursuant to which the Notes were issued and subject to certain exceptions contained in the Indenture, the security documents executed in connection with the Amended Credit Agreement provide that the obligations under the Notes shall be secured equally and ratably with that portion of the obligations under the Amended Credit Agreement that exceed the permitted exceptions contained in the Indenture.

4.    Comprehensive Loss

      Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income
      (loss). The Company's comprehensive loss included the net loss for the three months ended March 31, 2001 and 2000, as well as other comprehensive loss, which consisted primarily of the change in the foreign currency translation adjustment account during such periods, is as follows (in thousands):

                                                        2001         2000
                                                     ---------     ---------

      Net loss                                       ($22,527)     ($29,088)
      Other comprehensive loss
       (net of taxes)                                  (2,404)       (1,525)
                                                     --------      --------

      Comprehensive loss                             ($24,931)     ($30,613)
                                                     ========      ========

5.    Segment Reporting

      For the three months ended March 31, 2001, the Company's operating segment information is as follows (in thousands):

                                       Real
                          Auction     Estate     Finance     other      Total
                          -------     ------     -------     -----      -----
      Revenues             $44,123     $7,973      $4,019    $1,375     $57,490

      (Loss)/Profit       ($29,925)      $560       ($158)    ($523)   ($30,046)

      Assets              $503,373    $18,803    $164,854    $1,734    $688,764

      For the three months ended March 31, 2000, the Company's operating segment information is as follows (in thousands):

                                        Real
                          Auction      Estate    Finance     other     Total
                          -------      ------    -------     -----     -----
      Revenues            $40,389      $8,208      $4,309    $1,864    $54,770

      (Loss)/Profit      ($46,127)     $2,172        $552     ($238)   ($43,641)

      Assets              $583,746    $19,756    $187,936    $2,383    $793,821

      The following is a reconciliation of the totals for the reportable operating segments to the applicable line items in the Consolidated Financial Statements (in thousands):

                                                  For the three months ended

                                                   March 31,      March 31,
                                                     2001           2000
                                               --------------   ------------

      Consolidated Loss Before Taxes:
      -------------------------------
      Total loss for reportable segments            ($29,523)      ($43,403)
      Other loss                                        (523)          (238)
      Unallocated amounts:
         Retention costs                              (3,675)              -
         Special charges                                (842)        (1,808)
         Amortization of discount
            related to antitrust fine                   (483)              -
         Amortization of discount
            related to Amazon settlement                (152)              -
                                               --------------   ------------

      Consolidated loss before taxes                ($35,198)      ($45,449)
                                               ==============   ============

      Assets:
      ------

      Total assets for reportable segments          $687,030       $791,438
      Other assets                                     1,734          2,383
      Unallocated amounts:
         Settlement recovery -
            related party                            106,000              -
         Other unallocated amounts                    66,405         13,888
         Goodwill                                      9,939         10,201
                                               --------------   ------------

      Consolidated assets                           $871,108       $817,910
                                               ==============   ============

      The other unallocated amounts consist primarily of deferred tax assets and income tax receivable balances.

6.    Litigation and Special Charges

      In April 2001, the Company received final court approval of the settlement of the U.S. Antitrust Litigation (as defined in Part II, Item 1 "Legal Proceedings") and on May 14, 2001, the Company deposited in an escrow account the remaining $106 million due under the settlement agreement. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former chairman and a co-defendant in the U.S. Antitrust Litigation funded this payment.

      Additionally, a global vendor's commission discount certificate with a face value of $62.5 million was also deposited by the Company on May 14, 2001 in an escrow account to extinguish the remaining liability related to the U.S. Antitrust Litigation settlement. Individual vendor's commission discount certificates (the "Discount

      Certificates") are currently expected to be printed and issued to the class of plaintiffs during the second half of 2001 or early 2002. The Company expects to incur costs during the second half of 2001 or early 2002 for printing, issuing and redeeming the Discount Certificates issued to the class of plaintiffs related to the U.S. Antitrust Litigation settlement. These costs have not been expensed since they are currently not estimatable.

      On February 16, 2001, the Company received final court approval of the settlement of the Shareholder Litigation (as defined in Part II, Item 1 "Legal Proceedings"). On March 30, 2001, the Company deposited 1.1 million shares of Sotheby's Class A Common Stock with a fair market value of $20 million in an escrow account to extinguish a portion of the remaining liability related to the Shareholder Litigation settlement. On April 25, 2001, the Company deposited an additional 1.1 million shares of Sotheby's Class A Common Stock in an escrow account to extinguish the remaining liability associated with the Shareholder Litigation settlement.

      On February 2, 2001, the court accepted the Company's plea related to the investigation by the Antitrust Division of the United States Department of Justice (the "DOJ") of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's, and imposed on the Company the $45 million fine provided for in the plea. The $45 million fine is payable without interest over a period of five years as follows: (a) $3 million due June 6, 2001, (b) $3 million due February 6, 2002, (c) $6 million due February 6, 2003, (d) $6 million due February 6, 2004, (e) $12 million due February 6, 2005 and (f) $15 million due February 6, 2006. During 2000, the Company recorded a pre-tax special charge of $34.1 million relating to the antitrust fine. This amount represents the present value of the amount due to the DOJ discounted at the Company's approximate cost of borrowing. The $10.9 million discount on the amount payable is being amortized to interest expense over the payment period.

      For the three months ended March 31, 2001 and 2000, the Company recorded the following pre-tax special charges related to the investigation by the DOJ, other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed above and in Part II,
      Item 1 "Legal Proceedings" (in thousands):

                                                  2001        2000
                                              --------   ----------

      Legal and other professional fees           $842       $1,808
                                              ========   ==========

      Reflected in the Company's Consolidated Balance Sheets at March 31, 2001 and December 31, 2000 is a $106 million settlement recovery that was due from A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former chairman and a co-defendant in the U.S. Antitrust Litigation and the Shareholder Litigation. The Company received payment of this amount on May 14, 2001.

      As of March 31, 2001 and December 31, 2000, the Consolidated Balance Sheets include the following settlement liabilities related to the DOJ investigation and other related matters (in thousands):

                                         U.S.                   Antitrust     Amazon
                                      Antitrust   Shareholder     Fine      Settlement
                                     Litigation   Litigation      (net)       (net)
                                     ----------   -----------   ---------   ----------
      2000 Provision                  $ 256,000    $  70,000    $  34,113   $   8,143

      Cash payment into escrow         (100,000)     (30,000)          --          --

      Cash payment to Amazon                 --           --           --        (593)

      Amortization of discount               --           --           --         164
                                      ---------    ---------    ---------   ---------

      Liability at
      December 31, 2000                 156,000       40,000       34,113       7,714

      Issuance of Class A Common
      Stock                                  --      (20,000)          --          --

      Cash payment to Amazon                 --           --           --        (593)

      Amortization of discount               --           --          483         151

                                      ---------    ---------    ---------   ---------

      Liability at
      March 31, 2001                  $ 156,000    $  20,000    $  34,596   $   7,272
                                      =========    =========    =========   =========

      (See Part II, Item 1 "Legal Proceedings" for further information regarding the matters discussed above.)

7.    Commitments and Contingencies

      Commitments - Capital expenditures relating to the construction of the York Property are currently estimated to be in the range of $151 million, of which the Company has paid approximately $142.1 million through May 7, 2001. As of May 7, 2001, the Company had outstanding financial commitments of approximately $1.6 million related to construction of the York Property.

      As of March 31, 2001, the Company had outstanding letters of credit of approximately $8.9 million primarily relating to bank guarantees on U.K. Temporary Import VAT and rental obligations.

      Legal Actions - The European Commission is conducting an investigation regarding commissions charged by the Company and Christie's for auction services. Although the outcome of this investigation cannot presently be determined, any loss resulting from this investigation could have a material impact on the Company's financial condition, liquidity and/or results of operations. The amount of any such loss is not currently estimatable.

      The Company's settlement of the U.S. Antitrust Litigation is subject to appeal. (See Note 6 above and Part II, Item 1 "Legal Proceedings" for further discussion related to the U.S. Antitrust Litigation.)

      Plaintiffs have filed a notice of appeal of the court's decision to dismiss the International Antitrust Litigation, as defined in Part II,
      Item 1 "Legal Proceedings." (See Part II, Item 1 "Legal Proceedings" for further discussion related to the International Antitrust Litigation.)

      The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

      Lending and Other Contingencies - The Company enters into legal binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note 2 above). Unfunded commitments to extend additional credit were approximately $14.4 million at March 31, 2001.

      On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property doesn't sell, the amount of the guarantee must be paid). At March 31, 2001, the Company had outstanding guarantees totaling approximately $26.3 million, which covers auction property having a mid-estimate sales price of approximately $42.6 million. At May 11, 2001, the Company had outstanding guarantees totaling approximately $23.5 million which covers auction property having a mid-estimate sales price of approximately $29.2 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a specified price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At March 31, 2001, approximately $1.0 million had been funded under outstanding guarantees. At May 11, 2001, $2.4 million had been funded.

      In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the possible exception of the investigation by the European Commission regarding commissions charged by the Company and Christie's for auction services.

      (See Notes 6 and 8 for other contingencies.)

8.    Retention Programs

      During 2000, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved cash awards for the retention of certain key employees. In the first quarter of 2001, the Compensation Committee approved a plan providing for further cash awards for the retention of certain key employees. Employees granted such cash awards will receive cash payments upon fulfillment of full-time employment through certain dates in 2001, 2002 and 2003. An employee granted a cash award under any of the foregoing arrangements who leaves the Company prior to such date will, generally, forfeit his or her right to payment. Under all of the foregoing arrangements, up to $5.7 million is payable in the third quarter of 2001, up to $20.9 million is payable in February 2002, up to $6.6 million is payable in September 2002 and up to $9.6 million is payable in January 2003.

      All amounts related to the above retention programs are being amortized over the contractual service period. The Company has recognized expense of approximately $3.7 million related to such programs for the three months ended March 31, 2001.

9.    Restructuring Charges

      During the fourth quarter of 2000, management completed a comprehensive strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan (the "Restructuring Plan") in the Company's Auction segment in December 2000. Management believes that the Restructuring Plan will make the Company more competitive both in key high-end markets worldwide and in the middle market in London and will also enhance profitability through the realization of cost savings. To achieve this goal, the Company expects to focus resources on high-end markets, including the paintings and jewelry categories. Through the consolidation of certain departmental resources and sales, the Company will be reducing operating costs in lower-end markets, which contribute a much lower percentage of revenues. The Company plans to achieve operating efficiencies by managing certain markets globally rather than regionally, including the principal fine arts categories of Impressionist, Contemporary, Old Masters and 19th Century Paintings as well as Jewelry and Asian works of art. As part of the Company's strategy to become more competitive in the middle market in London, a specially dedicated middle market salesroom will be opened at Olympia in West London in the second half of 2001. The Olympia facility will incorporate certain departments from the Company's existing New Bond Street, London salesroom, as well as certain departments from the Company's auction center in Sussex. Additionally, the Company expects to focus its Internet activities on generating sales growth through its dealer network and will achieve cost savings by a reduction in the number of employees, reducing marketing programs and limiting its consigned property handling activities. The consolidation and integration of the Company's live and Internet operations in the flagship York Avenue location, which was completed during the first quarter of 2001, will also contribute to cost savings.

      The Restructuring Plan includes the termination of approximately 175 employees worldwide in the Company's Auction segment. These terminations primarily impact the administrative and support functions of the Auction segment.

      In connection with the implementation of the Restructuring Plan, the Company recorded pre-tax charges of approximately $12.6 million in the fourth quarter of 2000, of which $8.8 million remained as a liability at December 31, 2000. The amounts charged to the liability through March 31, 2001 were as follows (in thousands):

                                                Severance      Lease and
                                                   and         Contract
                                               Termination    Termination     Other
                                                 Benefits        Costs        Costs       Total
                                               -----------    -----------    ------      -------
              Liability at
              January 1, 2001                    $ 7,127       $ 1,117      $   546      $ 8,790

              Payment of Severance and
              Termination Benefits                (1,142)           --           --       (1,142)

              Payment of other costs related
              to Restructuring Plan                   --            --         (174)        (174)
                                                 -------       -------      -------      -------

              Liability at
              March 31, 2001                     $ 5,985       $ 1,117      $   372      $ 7,474
                                                 =======       =======      =======      =======

      Total cash expenditures related to the Restructuring Plan are expected to be approximately $8.8 million, of which approximately $1.2 million were paid in the first quarter of 2001. The remaining cash expenditures related to the Restructuring Plan are expected to be made throughout the remainder of 2001.

10.   Related Party Transactions

      During the first quarter of 2001, the Company recognized approximately $2.1 million of commission revenue related to the sales of property consigned by a related party. Included in the Company's Consolidated Balance Sheet as of March 31, 2001 is a $10.1 million payable balance related to these transactions, which amount was settled during the second quarter of 2001.

      During the first quarter of 2001, the Company recognized approximately $0.2 million of commission revenue related to the purchase of property by a related party.

11.   Derivative Instruments

      Effective January 1, 2001, the Company adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

      The Company primarily utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company's global treasury function. The Company's primary objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

      The Company's Consolidated Balance Sheet at March 31, 2001 includes an asset of approximately $0.2 million recorded within other current assets reflecting the fair value of the Company's forward exchange contracts.

      The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month in the future at inception. These contracts are not designated as hedging instruments under SFAS No. 133 and are recorded on the balance sheet at their fair value with the changes in the fair value of the derivative being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. For the three months ended March 31, 2001, such costs, which are reflected in other income/(expense), were not material to the Company's results of operations.

      The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax decrease to OCI of $0.3 million ($0.2 million after-tax) during the first quarter of 2001. For the three months ended March 31, 2001, substantially this entire amount was reclassified into earnings as other income/(expense). The remaining amount was reclassified into earnings during the second quarter of 2001.

12.   Seasonality of Business

      The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                          Percentage of Annual
                                              Auction Sales
                                  --------------------------------------
                                  2000             1999             1998
                                  ----             ----             ----
      January - March               9%              11%               13%
      April - June                 45%              35%               37%
      July - September              7%               6%                8%
      October - December           39%              48%               42%
                                  ----             ----               ---
                                  100%             100%              100%
                                  ====             ====              ====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations for the Three Months Ended March 31, 2001 and 2000 - The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 12 of Notes to the Consolidated Financial Statements for additional information.)

Following is a geographical breakdown of the Company's auction sales for the three months ended March 31, 2001 and 2000 (in thousands):

                                  For the Three Months
                                     Ended March 31,
                                   2001         2000
                               -----------   ----------

North America                    $119,473     $127,296
Europe                             97,273       48,760
Asia                                    0            0
                               -----------   ----------
Total                            $216,746     $176,056
                               ===========   ==========

      For the quarter ended March 31, 2001, worldwide auction sales of $216.7 million increased $40.7 million, or 23%, compared to the first quarter of 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction sales increased 28%. The increase in worldwide auction sales was due to a 21% increase in the number of lots sold and a 7% increase in the average selling price per lot sold in the first quarter of 2001 as compared to the same period in 2000. The sales increase in Europe was due to the winter Impressionist Art and Contemporary Art sales in London. Such sales, which were rescheduled from December 2000, were held in February 2001 and resulted in $64.7 million in auction sales. There were no comparable sales during the first quarter of 2000. The increase in Europe was partially offset by decreased auction sales of jewelry in Switzerland. Also, impacting the year-to-year comparison for Europe are the single-owner sales of Magnificent Plate Books from the Library of the Earl of Bradford and the Colasanti-Moore Collection, which occurred in the first quarter of 2000, for which there were no comparable sales in the first quarter of 2001. The decrease in auction sales in North America was primarily due to weaker sales of Old Masters Paintings and Important Americana, as well as India and South East Asian Art. Also, impacting the year-to-year comparison for North America is the January 2001 single-owner sale of The Magnificent Scientific Library of Joseph A. Freilich, which resulted in $10.7 million in auction sales, for which there was no comparable sale in the first quarter of 2000.

On February 29, 2000, the Company announced a new commission structure for both buyers and sellers at its principal live auction locations. The new commission structure for sellers was effective upon the announcement and the new rates for buyers became effective April 1, 2000.

The Company's new published seller's commission structure gives credit to the seller both for auction sales through the Company during the current year and for auction purchases made from the Company during the current year when determining the applicable commission rate to be paid. Under the new published seller's commission structure, the applicable rate paid varies according to the aggregate amount of purchases and sales by the seller and the type of seller, with different rate schedules for private parties, art dealers and museums. For auction sales under $100,000, the Company charges a seller's commission determined on a per lot basis according to a fixed schedule. The new published seller's commission structure represented an overall reduction in the fees charged to sellers.

For buyers in most collecting categories, the Company now charges a buyer's premium of 20% of the hammer (sale) price up to $15,000, 15% on the next $85,000 of the hammer (sale) price up to $100,000 and 10% of the hammer (sale) price on any remaining amount over $100,000. The new buyer's premium rates represented an overall increase in the fees charged to buyers.

The buyer's premium on Internet purchases was 10% of the hammer (sale) price until March 5, 2001. Effective on that date, the Company increased the buyer's premium charged on Internet purchases to 15% of the hammer (sale) price on the first $15,000, while leaving the buyer's premium at 10% of the hammer (sale) price on any remaining amount over $15,000.

For the first quarter of 2001, worldwide auction and related revenues increased $3.7 million, or 9%, compared to 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues increased 14%. This increase was principally due to higher buyer's premium revenues partially offset by decreased principal activities. The increase in buyer's premium revenues was primarily due to increased auction sales resulting from the February 2001 Impressionist Art and Contemporary Art sales in London, as discussed above, and the impact of the new buyer's premium commission structure that became effective on April 1, 2000. The decrease in principal activities is largely attributable to the lack of quality property presently available for investment and resale.

Over the past year, the business environment in the art market has become more difficult, and the Company has faced increased competition for consignments. In addition to the Company's traditional competitor, Christie's, other auctioneers such as Phillips, de Pury & Luxembourg and a variety of Internet auction websites are providing competition in certain areas. As a result of these factors and the impact of the new seller's commission structure discussed above, the Company has experienced a decrease in seller's commission revenue as a percentage of auction sales in the first quarter of 2001 as compared to the same period in 2000. The Company currently believes that this business environment will continue and may adversely impact future auction sales and seller's commission revenue. (See statement on Forward Looking Statements.)

Other revenues decreased $1.0 million, or 7%, in the first quarter of 2001 compared to the same period in 2000. This decrease was primarily due to lower revenues from the Company's restoration business, which has been exited as a result of the Company's Restructuring Plan (see Note 9 of Notes to the Consolidated Financial Statements). Additionally, revenues also decreased slightly in both the Real Estate and Finance operating segments. The decrease in Real Estate revenues was primarily due to lower sales volume resulting from a decline in the number of units sold from Company-owned and affiliated brokerage offices. The decrease in Finance revenues was principally the result of a 4% decrease in the average loan portfolio balance. Other revenues were not materially affected by the translation to U.S. dollars.

For the quarter ended March 31, 2001, total expenses decreased $11.3 million, or 11%, when compared to the first quarter of 2000. Excluding the impact of favorable foreign currency translations, total expenses, excluding special charges, decreased 8%.

Direct costs of services (which consist largely of catalogue production and distribution costs, as well as corporate marketing and sale marketing expenses) totaled $11.5 million during the first three months of 2001, a decrease of $7.2 million, or 39%, from the same period of 2000. Excluding the impact of favorable foreign currency translations, direct costs of services decreased 36%. This decrease was principally due to savings achieved in Internet related marketing costs as a result of the implementation of the Company's Restructuring Plan (see
Note 9 of Notes to the Consolidated Financial Statements). Also, impacting the year-to-year comparison of marketing costs are expenses incurred during the first quarter of 2000 related to the launch of the Company's websites for which there was no comparable spending during the first quarter of 2001.

Excluding special charges and costs related to the Company's retention programs, all other operating expenses (which include salaries and related costs, general and administrative expenses as well as depreciation and amortization) totaled $71.0 million for the first quarter of 2001, a decrease of 9% compared to the first quarter of 2000. Excluding the impact of favorable foreign currency translations, all other expenses, excluding special charges and costs related to the Company's retention programs, decreased 6%. This decrease was principally due to a $3.1 million, or 11%, decrease in general and administrative expenses and a $1.2 million, or 3%, decrease in salaries and related costs. Depreciation and amortization was essentially flat when compared to the first quarter of 2000. The decrease in general and administrative expenses was primarily due to a reduction in Internet related costs and lower travel and entertainment expenses. The decrease in salaries and related costs was due primarily to savings achieved in the Internet as a result of the implementation of the Company's Restructuring Plan (see Note 9 of Notes to the Consolidated Financial Statements). Such savings were partially offset by annual merit increases throughout the Company that took effect during the first quarter of 2001.

For the three months ended March 31, 2001, the Company recognized expense of approximately $3.7 million related to the retention programs for key employees discussed in Note 8 of Notes to the Consolidated Financial Statements.

Internet related expenses totaled $7.8 million and $19.2 million for the quarter ended March 31, 2001 and 2000, respectively. The 59% decrease in Internet related expenses is principally due to savings achieved in marketing expenses and salaries and related costs, as discussed above.

Special Charges - For the three months ended March 31, 2001 and 2000, the Company recorded pre-tax special charges of $0.8 million and $1.8 million, respectively. These special charges consist primarily of legal and other professional fees related to the investigation by the DOJ, other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed in Note 6 of Notes to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings."

Restructuring Charges - During the fourth quarter of 2000, management completed a comprehensive strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Company's Auction segment in December 2000.

Total estimated cost savings following the full implementation of the Restructuring Plan will approximate $15.0 to $20.0 million in the live auction business and approximately $25.0 million in the Internet. The estimated live auction savings will be partially offset by incremental costs of approximately $7.0 million associated with the new Olympia middle market salesroom in London. These savings are being initiated during 2001 and are currently expected to be realized fully by 2002. Most of the anticipated savings are expected to be achieved through lower salary and related expenses and reductions in direct costs of services. The Company also intends to increase spending on various strategic initiatives that further the goals of the Restructuring Plan, which will offset a portion of the total savings. Additionally, the Company is continuing to focus on cost cutting opportunities within all aspects of its businesses and, in particular, the live and Internet parts of its Auction segment.

(See Note 9 of Notes to the Consolidated Financial Statements for detailed information regarding the Restructuring Plan.)

With respect to all statements made herein regarding the Restructuring Plan, see statement on Forward Looking Statements.

Net Interest Expense - Net interest expense increased $3.5 million in the first quarter of 2001 as compared to the same period in 2000. This increase was primarily a result of higher borrowings and the amortization of fees associated with the Amended Credit Agreement, as defined in Note 3 of Notes to the Consolidated Financial Statements.

Income Taxes - The consolidated effective tax rate was 36% for both the first quarter of 2001 and 2000.


Net Loss and Loss Per Share - For the first quarter of 2001, the Company's net loss was ($22.5) million compared to a net loss of ($29.1) million in the first quarter of 2000. Diluted loss per share for the first quarter of 2001 was ($0.38) per share compared to ($0.49) per share for the first quarter of 2000. The impact on diluted loss per share related to the Company's Internet operating loss was ($0.06) and ($0.19) per share for the quarter ended March 31, 2001 and 2000, respectively. The impact of the special charges on diluted loss per share was ($0.01) and ($0.02) for the quarter ended March 31, 2001 and 2000, respectively.

Factors Affecting Operating Revenues - The Company's Auction, Finance and Real Estate operating revenues are significantly influenced by a number of factors not within the Company's control, including: the overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong); interest rates; political conditions in various nations; the presence of export and exchange controls; local taxation of sales and donations of potential auction property; competition (as discussed above); the success of the Company in attracting and retaining qualified personnel; and the amount of property being consigned to art auction houses (particularly, the number of single-owner sales consignments).

The Company cannot at present determine the impact, if any, on future auction sales and future revenues of the outstanding investigation by the European Commission, as discussed in more detail below and in Part II, Item 1 "Legal Proceedings." (See statement on Forward Looking Statements.)

Contingencies - The European Commission is conducting an investigation regarding commissions charged by the Company and Christie's for auction services. Although the outcome of this investigation cannot presently be determined, any loss resulting from this investigation could have a material impact on the Company's financial condition, liquidity and/or results of operations. The amount of any such loss is not currently estimatable.

The Company's settlement of the U.S. Antitrust Litigation is subject to appeal. (See Note 6 of Notes to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings" for further discussion related to the U.S. Antitrust Litigation.)

Plaintiffs have filed a notice of appeal of the court's decision to dismiss the International Antitrust Litigation, as defined in Part II, Item 1 "Legal Proceedings." (See Part II, Item 1 "Legal Proceedings" for further discussion related to the International Antitrust Litigation.)

In addition, the Company expects to incur costs in the second half of 2001 or early 2002 for printing, issuing and redeeming the Discount Certificates related to the U.S. Antitrust Litigation settlement. These costs have not been expensed since they are currently not estimatable. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs during the second half of 2001 or early 2002.

(See Note 7 of Notes to the Consolidated Financial Statements for additional information on Contingencies and Note 8 of Notes to the Consolidated Financial Statements for information on the Company's employee retention programs.)

Liquidity and Capital Resources - The Company's net debt position (total debt, which includes short-term borrowings and long-term debt, less cash and cash equivalents) totaled $208.5 million at March 31, 2001, compared to a net debt position of $160.7 million and $150.5 million at December 31, 2000 and March 31, 2000, respectively. The increase in the net debt position as of March 31, 2001 compared to December 31, 2000 was primarily the result of increased borrowings under the Amended Credit Agreement, as defined below, due in part to the seasonal nature of the Company's business. The increase in the net debt position compared to March 31, 2000 was primarily the result of borrowings under the Amended Credit Agreement, which were used during 2000 to fund the Company's share of the U.S. Antitrust Litigation settlement, capital expenditures, Internet spending, legal fees related to the DOJ investigation and other related matters and special recognition payments made to certain employees. Working capital (current assets less current liabilities) at March 31, 2001 was ($1.6) million compared to $39.5 million and $192.8 million at December 31, 2000 and March 31, 2000, respectively. The decrease in working capital when compared to December 31, 2000 was due primarily to increased borrowings under the Amended Credit Agreement. The decrease in working capital when compared to March 31, 2000 was primarily due to the reclassification of borrowings under the Amended Credit Agreement from non-current to current and the short-term settlement liabilities incurred by the Company in relation to the DOJ investigation and other related matters.

The Company's net client loan portfolio decreased to $152.7 million at March 31, 2001 from $192.2 million at December 31, 2000. These amounts include $38.6 million and $36.0 million of loans which have a maturity of more than one year at March 31, 2001 and December 31, 2000, respectively. This decrease in the net client loan portfolio is primarily the result of the collection of maturing loans during the first quarter of 2001, as well as decreased funding of new unsecured loans.

The Company relies on internally generated funds and borrowings to meet its financing requirements. Under the Amended Credit Agreement (see Note 3 of Notes to the Consolidated Financial Statements), the Company has up to $300 million of committed senior secured financing with an international banking syndicate arranged through J.P. Morgan Chase & Co. available through July 11, 2001.

At March 31, 2001, the Company was in compliance with respect to all financial and other covenants contained in the Amended Credit Agreement. All current outstanding borrowings under the Amended Credit Agreement are classified as current liabilities on the Consolidated Balance Sheets.

The Company may also issue up to $300 million of short-term notes pursuant to its U.S. commercial paper program. The amount available for issuance under the U.S. commercial paper program is reduced by the outstanding borrowings under the Amended Credit Agreement. At March 31, 2001, there were no commercial paper borrowings outstanding. The Company supports any short-term notes issued under the U.S. commercial paper program with its committed credit facility under the Amended Credit Agreement. The amount available for borrowings under the Amended Credit Agreement is reduced by the amount of outstanding commercial paper borrowings, if any.

Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, under which $100 million was available for issuance as of March 31, 2001.

For the three months ended March 31, 2001, the Company's primary sources of liquidity were derived from collections of outstanding accounts receivable and net collections of notes receivable, as well as borrowings under the Amended Credit Agreement. The most significant cash uses during the first three months of 2001 were payments to consignors and capital expenditures.

Capital expenditures, consisting primarily of costs associated with the construction of the York Property totaled $6.9 million and $9.7 million for the first three months of 2001 and 2000, respectively. The decrease in capital expenditures in 2001 as compared to 2000 was due primarily to lower spending on the York Property construction during 2001. The capital expenditures relating to the construction of the York Property are currently estimated to be in the range of $151 million, of which the Company has paid approximately $142.1 million through May 7, 2001. As of May 7, 2001, the Company had financial commitments in relation to this project of approximately $1.6 million. The Company believes that it has sufficient capital resources to carry out the remaining planned capital spending relating to this project, which should be completed during the second quarter of 2001.

From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. (See Note 7 in the Notes to the Consolidated Financial Statements for additional information.) The Company does not believe that material liquidity risk exists relating to these commitments.

The Company currently believes that current cash balances and operating cash flows will be adequate to meet its operating needs and capital requirements, as well as the first payment on the Company's antitrust fine (see Note 6 of Notes to the Consolidated Financial Statements) through July 11, 2001. Such operating needs and capital requirements include the potential funding of the Company's client loan program, peak seasonal working capital requirements, other short-term commitments to consignors, the project on the York Property and severance payments related to the Company's Restructuring Plan (see Note 9 of Notes to the Consolidated Financial Statements). (See Note 6 of Notes to the Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings" for additional information related to the Company's settlement of the U.S. Antitrust Litigation and its antitrust fine).

The Company's Amended Credit Agreement is available through July 11, 2001. On this date the Amended Credit Agreement will expire and any borrowings outstanding will be due and payable to the Company's existing banking group (see
Note 3 of Notes to the Consolidated Financial Statements). In order to fund the repayment of any such borrowings outstanding, as well as to provide for the Company's continuing operating needs (see above), capital requirements (see above), the funding requirements remaining on the Company's antitrust fine (see
Note 6 of Notes to the Consolidated Financial Statements) and cash payments for the retention of certain key employees (see Note 8 of Notes to the Consolidated Financial Statements), an extension or refinancing of the Amended Credit Agreement will be necessary to supplement operating cash flows. Alternatively, the Company currently believes that it has other options available for capital resources, including a new credit facility, the issuance of additional equity and a mortgage on the York Property. The Company is currently proceeding with negotiations relating to its various funding options and currently believes it is likely to secure funding by the end of the second quarter of 2001. However, there can be no guarantee that such funding will be available on terms acceptable to the Company. Although unlikely, if the Company is unable to obtain such funding on acceptable terms, this would have a material adverse effect on the Company's business, results of operations and/or financial condition. (See statement on Forward Looking Statements.)

European Monetary Union - The European Monetary Unit (the "euro") was introduced on January 1, 1999 as a wholesale currency. The eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies and the euro. The existing currencies will continue to be used as legal tender through January 1, 2002; thereafter, the existing currencies will be cancelled and euro bills and coins will be used for cash transactions in the participating countries.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The market risk of the Company's financial instruments has not changed significantly as of March 31, 2001 from that set forth in the Company's Form 10-K for the year ended December 31, 2000.

At March 31, 2001, the Company had $31.8 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts. The fair value of these contracts was a $0.2 million asset at March 31, 2001.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. At March 31, 2001, substantially all of the Company's forward exchange contracts are with one counterparty.

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

      IV -- The volume of consigned property and the marketability at auction of such property

       V -- The resolution of the appeal, if any, of the settlement of the U.S.
            Antitrust Litigation and the appeal of the dismissal of the International Antitrust Litigation.

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

    XIII -- The successful implementation of the Company's
            Restructuring Plan

                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

In April 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC. The Company has pled guilty to a violation of the United States antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the United States and elsewhere and, on February 2, 2001, the United States District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The European Commission is also conducting an investigation regarding commissions charged by the Company and Christie's for auction services, and the Company is cooperating with such investigation.

A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violation of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commissions charged to purchasers and sellers of property in the United States and elsewhere. In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations.

Included in the lawsuits described above are more than fifty purported class action lawsuits that were filed against the Company and/or its wholly-owned subsidiary, Sotheby's, Inc., beginning January 30, 2000, alleging violations of the federal antitrust laws in connection with auctions in the United States (the "U.S. Antitrust Litigation"). Christie's International, PLC and Christie's Inc. (collectively "Christie's") were also named as defendants in these actions. All of these federal antitrust actions are currently pending in the United States District Court for the Southern District of New York. On February 23, 2000, the United States District Court for the Southern District of New York entered an order consolidating all of the actions theretofore filed in that court. Pursuant to the court's consolidation Order, plaintiffs filed a consolidated complaint on March 15, 2000, captioned In Re Auction Houses Antitrust Litigation, No. 00 Civ. 0648. The consolidated complaint was brought on behalf of individuals that purchased and/or sold items auctioned by defendants during the period of January 1, 1993 through February 7, 2000.

On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation, subject to court approval. On April 20, 2001, the Court approved an amended settlement agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company has deposited into an escrow account for the benefit of members of the class (a) $206 million in cash and (b) vendor's commission discount certificates with a fair market value of not less than $50 million and a face value of $62.5 million. Of these amounts, $156 million in cash was funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. The vendor's commission discount certificates may be used to pay vendor's commissions and certain other sale charges at Sotheby's or Christie's during the five years after their issuance and will be redeemable for cash at the end of four years. The Company entered into the Amended Settlement Agreement without any admission of liability. The time for filing a notice of appeal of the court's order approving the settlement has not yet run.

Three other purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the United States. Christie's was also named as a defendant in these actions. The complaints in these actions (the "International Antitrust Litigation") contained allegations identical to the complaints in the U.S. Antitrust Litigation but were considered separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the United States. On February 13, 2001, the plaintiffs filed a motion seeking reconsideration of the court's decision, and on February 15, 2001, the court entered an order denying plaintiffs' request for reconsideration. Plaintiffs have filed a notice of appeal of the court's decision.

In addition to the federal actions, six indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc. and Christie's in the Superior Court of the State of California, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. The Company filed a demurrer to these complaints on May 10, 2000. Pursuant to a stipulation among the parties, plaintiffs have until June 4, 2001 to file a consolidated amended complaint; defendants can then decide whether to file a further demurrer; and all discovery is stayed until October 8, 2001.

On May 11, 2000 the United States District Court for the Southern District of New York issued an order consolidating the shareholder class action complaints referred to above, and styling the consolidated shareholders' litigation as: In Re Sotheby's Holdings, Inc. Securities Litigation, No. 00 Civ. 1041 (DLC) (the "Shareholder Litigation"). The consolidated amended complaint in this action alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and named as defendants the Company, its Sotheby's, Inc. subsidiary, A. Alfred Taubman, Diana D. Brooks and certain other officers of the Company.

On September 24, 2000, the Company agreed to settle the Shareholder Litigation, and on February 16, 2001, the Court approved the settlement. The Company entered into the settlement agreement for the aforementioned litigation without any admission of liability. Under the terms of the Shareholder Litigation settlement, the Company has deposited into an escrow account for the benefit of members of a class of all purchasers of the Company's Class A Common Stock during the period of February 11, 1997 through February 18, 2000: (a) $30 million in cash and (b) 2,204,708 shares of Sotheby's Class A Common Stock, which had a value of $40 million at the time they were deposited. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former chairman and a co-defendant in the Shareholder Litigation, funded the $30 million cash payment due under the terms of the Shareholder Litigation settlement. Plaintiffs' counsel has filed a notice of appeal addressed solely to the Court's award of attorneys' fees and expenses. No other appeals have been filed and the time to appeal has run.

The Company's agreement with A. Alfred Taubman, pursuant to which Mr. Taubman provided funding for the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation, as described above, also provided for mutual releases by the Company and Mr. Taubman of claims against each other relating to the DOJ investigation and related investigations and civil litigation. In addition, the agreement provides for the Company to bear all liability and to indemnify Mr. Taubman for damages in connection with any civil proceeding relating to any antitrust claim asserted by buyers or sellers at auctions conducted outside of the United States, including the International Antitrust Litigation, and for legal fees and expenses incurred by Mr. Taubman after April 12, 2001 in connection with any such proceeding.

On May 11, 2000 the United States District Court for the Southern District of New York issued an order consolidating the shareholder derivative complaints referred to above, and styling the consolidated shareholders' derivative litigation as: In Re Sotheby's Holdings, Inc. Derivative Litigation, No. 00 Civ. 1373 (DLC). This order also appointed an interim lead counsel ("Lead Derivative Counsel") for all plaintiffs in the consolidated derivative actions. On May 19, 2000 Lead Derivative Counsel filed an amended verified shareholder derivative complaint (the "Derivative Complaint"), naming as defendants certain of the Company's current and former directors and officers, and naming the Company and its Sotheby's, Inc. subsidiary as nominal defendants. The Derivative Complaint seeks an unspecified amount of damages based on alleged breaches of fiduciary duty, gross mismanagement and constructive fraud arising from the alleged agreements between the Company and Christie's.

Three additional derivative actions were also filed: Huscher V. Curley et. al., Case No. 00-021379-CZ (Mich. Cir. Ct. Oakland County) (filed March 3, 2000); Weiss V. Curley et. al., No. 00 Civ. 3807 (DLC) (S.D.N.Y.) (filed May 22, 2000); and Orestano V. Taubman, No. 00-025317-CZ (Mich. Cir. Ct. Oakland County) (filed August 15, 2000). The Huscher and Weiss complaints contain substantially identical allegations to those in the Derivative Complaint. The Orestano complaint differs from the other derivative complaints in that it only names as defendants A. Alfred Taubman and Diana D. Brooks, and the Company and its Sotheby's Inc. subsidiary as nominal defendants. In addition, the Orestano complaint alleges violations of Michigan Business Corporation Act Sections 271 and 541a for alleged ultra vires actions and breach of duties as directors and officers, respectively.

The parties have entered into a settlement agreement to settle all of the above shareholder derivative litigation. Pursuant to this agreement, Sotheby's will recover $1.1 million from its directors and officers liability insurance carrier. In addition, as described above, the Company has received certain cash payments from A. Alfred Taubman in connection with settlement of the U.S. Antitrust Litigation and the Shareholder Litigation, and Diana D. Brooks, the Company's former President and Chief Executive Officer, has agreed to relinquish all of her Sotheby's stock options. Plaintiffs, on behalf of themselves and the Company, will provide a release of all claims which have been or could have been asserted in the derivative litigation relating to the allegations involved in the derivative litigation to all present and past directors and officers of Sotheby's (other than Mr. Taubman and Ms. Brooks). Sotheby's will retain all claims (to the extent not otherwise released pursuant to a separate agreement between Sotheby's and Mr. Taubman) against Mr. Taubman and Ms. Brooks. Finally, the Company has agreed to pay to plaintiffs' counsel an amount up to $1.5 million in legal fees and costs, as may be approved by the court. On May 2, 2001, the Michigan Circuit Court, Oakland County, approved the form of Notice of Settlement and scheduled a hearing on final approval for July 16, 2001. The proposed settlement is contingent upon, among other things, final court approval and the execution of an agreement releasing certain claims against the Company's directors and officers liability insurance carrier.

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

The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition. (See statement on Forward Looking Statements.)

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 30, 2001, the Company issued 1,092,896 shares of its Class A Non-Voting Common Stock, $0.10 par value ("Class A Common Stock"), as part of a settlement of class action litigation against it entitled In Re Sotheby's Holdings, Inc. Securities Litigation, No. 00 Civ. 1041 (DLC). (See Part II, Item 1 "Legal Proceedings" for detailed information relating to this settlement.) On April 25, 2001 the Company issued an additional 1,111,812 shares of Class A Common Stock as a part of such settlement. Pursuant to the settlement agreement all of such shares were valued at $40 million in the aggregate, and the number of shares issued was determined based on the average closing price of the Class A Common Stock on the New York Stock Exchange during the twenty trading days ending April 23, 2001. All such shares were deposited into an escrow account for the benefit of the members of the class with valid claims under the settlement agreement and will ultimately be delivered out of escrow to such members. Such shares were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(10) of such Act.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2001, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were: (i) the election of four directors by the holders of Class A Common Stock; (ii) the election of eleven directors by the holders of Class B Common Stock; and (iii) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 2001. All nominees were elected, and all proposals passed. The results of the voting are shown below:

ELECTION OF CLASS A DIRECTORS

NOMINEES                             FOR        AGAINST    WITHHELD

George S. Blumenthal              35,137,059        0      3,110,988
Steven B. Dodge                   38,046,382        0        201,665
Dr. Henry G. Jarecki              38,028,704        0        219,343
Brian S. Posner                   38,045,177        0        202,670

ELECTION OF CLASS B DIRECTORS

NOMINEES                             FOR        AGAINST    WITHHELD

Conrad Black                     164,963,930       0          0
Michael M. Blakenham             164,963,930       0          0
Max M. Fisher                    164,963,930       0          0
The Marquess of Hartington       164,963,930       0          0
Henry R. Kravis                  164,963,930       0          0
Jeffrey H. Miro                  164,963,930       0          0
Sharon Percy Rockefeller         164,963,930       0          0
William F. Ruprecht              164,963,930       0          0
Michael I. Sovern                164,963,930       0          0
Robert S. Taubman                164,963,930       0          0
Robin Woodhead                   164,963,930       0          0

RATIFICATION OF INDEPENDENT AUDITORS

203,211,977   Votes were cast;
203,171,017   Votes were cast for the Resolution;
     31,060   Votes were cast against the Resolution; and
      9,900   Votes abstained;

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits
                None

            (b) Reports on Form 8-K
                 None

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 15th day of May, 2001, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

                                    SOTHEBY'S HOLDINGS, INC.

                                    By:            /s/ Michael L. Gillis
                                                   Michael L. Gillis
                                                   Vice President, Controller
                                                   and Chief Accounting Officer