Form 10-Q
period 2001-06-30
SOTHEBYS HOLDINGS INC
filed 2001-08-07
CIK 823094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
Commission File Number 1-9750

                            Sotheby's Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                                       38-2478409
----------------------------------------           ----------------------------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                       Identification No.)

3800 Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                    48304
----------------------------------------           ----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (248) 646-2400
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 31, 2001, there were outstanding 44,749,970 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,549,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1. Financial Statements:

        Consolidated Statements of Operations for the Three
        and Six Months Ended June 30, 2001 and 2000                            3

        Consolidated Balance Sheets at June 30, 2001,
        December 31, 2000 and June 30, 2000                                    4

        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2001 and 2000                                5

        Notes to the Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                 21

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                           31

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                     33

Item 2. Changes in Securities and Use of Proceeds                             38

Item 4. Submission of Matters to a Vote of Security Holders                   38

Item 6. Exhibits and Reports on Form 8-K                                      38

SIGNATURE                                                                     39

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Operations
Sotheby's Holdings, Inc. and Subsidiaries
(Unaudited)

                                                               For the Three Months           For the Six Months
                                                                   Ended June 30,               Ended June 30,
                                                               ======================      ========================
                                                                2001          2000           2001            2000
=====================================================================================      ========================
(Thousands of dollars, except per share data)
Revenues:

Auction and related                                           $116,992      $ 139,203      $ 161,115      $ 179,592
Other                                                           12,387         18,158         25,754         32,539
-------------------------------------------------------------------------------------      ------------------------
Total revenues                                                 129,379        157,361        186,869        212,131

Expenses:

Direct costs of services                                        24,182         26,114         35,700         44,862
Salaries and related costs                                      41,693         44,108         81,067         86,111
General and administrative                                      24,268         29,081         49,967         58,679
Depreciation and amortization                                    6,349          6,069         12,228         12,162
Retention costs                                                  5,022             --          8,697             --
Restructuring charges                                             (660)            --           (660)            --
Special charges                                                  1,029          2,010          1,871          3,818
-------------------------------------------------------------------------------------      ------------------------
Total expenses                                                 101,883        107,382        188,870        205,632
-------------------------------------------------------------------------------------      ------------------------

Operating income/(loss)                                         27,496         49,979         (2,001)         6,499

Interest income                                                  1,891          1,664          3,274          2,847
Interest expense                                                (7,099)        (4,774)       (13,700)        (7,669)
Other (expense)/income                                             (14)            62           (497)          (195)
-------------------------------------------------------------------------------------      ------------------------

Income/(loss) before taxes                                      22,274         46,931        (12,924)         1,482

Income tax (expense)/benefit                                    (8,018)       (16,894)         4,653           (533)
-------------------------------------------------------------------------------------      ------------------------

Net income/(loss)                                             $ 14,256      $  30,037      ($  8,271)     $     949
=====================================================================================      ========================

Basic earnings/(loss) per share                               $   0.23      $    0.51      ($   0.14)     $    0.02
=====================================================================================      ========================

Diluted earnings/(loss) per share                             $   0.23      $    0.51      ($   0.14)     $    0.02
=====================================================================================      ========================

Basic weighted average shares outstanding (in millions)           61.0           58.9           60.1           58.9
=====================================================================================      ========================

Diluted weighted average shares outstanding (in millions)         61.3           59.3           60.1           59.1
=====================================================================================      ========================

See accompanying Notes to the Consolidated Financial Statements

Consolidated Balance Sheets
Sotheby's Holdings, Inc. and Subsidiaries

                                                                           June 30,       December 31,      June 30,
                                                                             2001            2000             2000
                                                                          (UNAUDITED)                      (UNAUDITED)
======================================================================================================================
(Thousands of dollars)

Assets
Current Assets
Cash and cash equivalents                                                  $  55,266           54,625      $    76,504
Accounts and notes receivable, net of allowance
for doubtful accounts of $12,703, $22,935 and $10,906
Accounts receivable                                                          377,614          313,412          432,771
Notes receivable                                                              91,364          156,228          117,621
Settlement recovery-related party                                                 --          106,000               --
----------------------------------------------------------------------------------------------------------------------
        Total Accounts and Notes Receivable, Net                             468,978          575,640          550,392

Inventory, net                                                                11,092           14,022           15,198
Deferred income taxes                                                         15,348           47,954           12,986
Prepaid expenses and other current assets                                     27,392           30,906           30,888
----------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                 578,076          723,147          685,968

Notes receivable                                                              21,646           35,951           59,556
Properties, less allowance for depreciation
  and amortization of $77,885, $78,379 and $78,819                           247,178          248,066          236,423
Intangible assets, less allowance for
  amortization of $16,910, $16,710 and $16,224                                21,636           22,647           23,244
Investments                                                                   31,967           33,837           36,555
Deferred income taxes                                                         45,408            4,963               --
Other assets                                                                   2,467            2,126            1,397
----------------------------------------------------------------------------------------------------------------------
        Total Assets                                                       $ 948,378      $ 1,070,737      $ 1,043,143
======================================================================================================================

Liabilities And Shareholders' Equity
Current Liabilities
Due to consignors                                                          $ 319,849      $   273,380      $   319,773
Short-term borrowings                                                         75,000          116,000               --
Accounts payable and accrued liabilities                                      93,133          115,577           93,330
Deferred revenues                                                              4,932            5,485            6,143
Accrued income taxes                                                          26,666           11,209           26,105
Deferred income taxes                                                          3,626            3,660               --
Short-term settlement liability                                                2,271          158,321               --
----------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                            525,477          683,632          445,351

Long-Term Liabilities
Long-term debt                                                                99,366           99,334          197,178
Deferred income taxes                                                            366            1,882            8,569
Long-term settlement liability                                                86,846           79,506               --
Other liabilities                                                             18,092           18,329           13,333
----------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                    730,147          882,683          664,431

Shareholders' Equity
Common Stock, $0.10 par value                                                  6,136            5,909            5,892
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 44,746,250, 42,492,386 and
  42,313,815 of Class A and 16,549,650, 16,549,650 and 16,585,650
  of Class B, at June 30, 2001, December 31, 2000 and June 30, 2000,
  respectively
Additional paid-in capital                                                   199,336          158,421          157,162
Retained earnings                                                             30,295           38,567          229,208
Accumulated other comprehensive loss                                         (17,536)         (14,843)         (13,550)
----------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                           218,231          188,054          378,712
----------------------------------------------------------------------------------------------------------------------
        Total Liabilities And Shareholders' Equity                         $ 948,378      $ 1,070,737      $ 1,043,143
======================================================================================================================

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows
Sotheby's Holdings, Inc. and Subsidiaries
(UNAUDITED)

For the Six Months Ended June 30,                                                     2001         2000
==========================================================================================================
(Thousands of dollars)

Operating Activities:
Net (loss) income                                                                   ($8,271)     $     949
Adjustments to reconcile net (loss) income to net cash
   used by operating activities:
   Depreciation and amortization                                                     12,228         12,162
   Deferred income taxes                                                             (9,344)          (606)
   Tax benefit of stock option exercises                                                 67             25
   Asset provisions                                                                     466          1,985
   Other                                                                              1,211            295

Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                       (70,932)        52,003
   Settlement recovery - related party                                              106,000             --
   Decrease in inventory                                                              2,509          4,837
   Decrease (increase) in prepaid expenses and other current assets                   3,011        (12,593)
   (Increase) decrease in intangible and other long-term assets                        (125)         1,423
   Decrease in short-term and long-term settlement liabilities                     (110,187)            --
   Increase (decrease) in due to consignors                                          51,948        (90,440)
   Increase in accrued income taxes                                                  15,576          5,589
   Decrease in accounts payable and accrued liabilities and other liabilities       (16,538)       (25,682)
----------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                            (22,381)       (50,053)

Investing Activities:
Increase in notes receivable                                                        (49,702)       (69,222)
Collections of notes receivable                                                     127,305         78,396
Capital expenditures                                                                (16,362)       (19,399)
Decrease (increase) in investments                                                    2,258           (573)
----------------------------------------------------------------------------------------------------------
   Net cash provided (used) by investing activities                                  63,499        (10,798)

Financing Activities:
Proceeds from issuance of short-term borrowings and long-term debt                  135,000        137,645
Payments for short-term borrowings and long-term debt                              (176,000)       (40,000)
Proceeds from exercise of stock options                                               1,238            725
----------------------------------------------------------------------------------------------------------
   Net cash (used) provided by financing activities                                 (39,762)        98,370

Effect of exchange rate changes on cash                                                (715)        (3,334)
----------------------------------------------------------------------------------------------------------
     Increase in cash and cash equivalents                                              641         34,185
Cash and cash equivalents at beginning of period                                     54,625         42,319
----------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                   $  55,266      $  76,504
==========================================================================================================

Income tax (refund)/payments                                                      ($ 16,856)     $   2,389
==========================================================================================================

Interest paid (net of capitalized interest)                                       $  10,454      $   6,409
==========================================================================================================
Non cash activities:
     Issuance of common stock related to Shareholder Litigation settlement        $  40,000             --
==========================================================================================================

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

      In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 and 2000 have been included.

2.    Accounts and Notes Receivable

      Accounts and notes receivable consist of the following (in thousands):

                                                           As of
                                          ------------------------------------------

                                          June 30,       December 31,       June 30,
                                            2001             2000             2000
                                          ---------      ------------      ---------
      Accounts and other receivables      $ 387,828      $    324,825      $ 440,856
      Allowance for doubtful accounts       (10,214)          (11,413)        (8,085)
                                          ---------      ------------      ---------
                                            377,614           313,412        432,771
                                          ---------      ------------      ---------
      Notes receivable                      115,499           203,701        179,999
      Allowance for credit losses            (2,489)          (11,522)        (2,822)
                                          ---------      ------------      ---------
                                            113,010           192,179        177,177
                                          ---------      ------------      ---------
      Total                               $ 490,624      $    505,591      $ 609,948
                                          =========      ============      =========

      The Company provides collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in the Company's net notes receivable balance are unsecured loans totaling $35.5 million, $44.8 million and $55.2 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

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

      Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend on a secured basis at loan to value ratios higher than 50%. In certain situations, the Company will also finance the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. The net total of all such unsecured loans was $19.3 million, $23.0 million and $33.6 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

      The weighted average interest rates charged on notes receivable were 9.19%, 9.40% and 9.26% at June 30, 2001, December 31, 2000 and

      June 30, 2000, respectively. The carrying amounts of notes receivable approximates their fair value at June 30, 2001.

      Changes in the allowance for credit losses relating to both current and non-current notes receivable for the six months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                2001         2000
                                                ----         ----

      Allowance for credit losses
      at January 1,                           $ 11,522      $ 2,904
      Write-offs                                (9,000)         (46)
      Other                                        (33)         (27)
                                              --------      -------
      Allowance for credit losses
      at June 30,                             $  2,489      $ 2,831
                                              ========      =======

3.    Credit Arrangements

      Short-term borrowings and long-term debt consist of the following (in thousands):

                                                        As of
                                      ------------------------------------------

                                       June 30,       December 31,     June 30,
                                         2001             2000           2000
                                      -----------     ------------   -----------

      Current:
       Borrowings under the
         Amended Credit Agreement     $    75,000     $   116,000    $        --

      Non-current:
       Borrowings under the
         Amended Credit Agreement              --              --         97,874
       Long-term debt securities
         (net of unamortized
         discount of $634, $666
         and $696)                         99,366          99,334         99,304
                                      -----------     -----------    -----------
      Total                           $   174,366     $   215,334    $   197,178
                                      ===========     ===========    ===========

      Bank Credit Facilities - In November 2000, the Company amended its existing Credit Agreement (the "Amended Credit Agreement") in connection with the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation (both as defined in Part II, Item 1 "Legal Proceedings"), as well as the Company's plea agreement with the Antitrust Division of the United States Department of Justice. Under the Amended Credit Agreement, the Company had up to $300 million of committed senior secured financing with an international syndicate of banks arranged through J.P. Morgan Securities, Inc. available through July 11, 2001. At June 30, 2001, the Company had outstanding short-term borrowings of $75.0 million under the Amended Credit Agreement at a weighted average interest rate of 5.94%. All outstanding borrowings under the Amended Credit Agreement were refinanced in July 2001, as discussed below.

      In July 2001, the Company amended and restated the Amended Credit Agreement (the "Amended and Restated Credit Agreement") with an international syndicate of lenders arranged through J.P. Morgan Securities, Inc. The Amended and Restated Credit Agreement provides for two separate credit facilities consisting of: (1) a senior secured term facility of $130 million with repayment due on August 10, 2002 and (2) a senior secured revolving credit facility of up to $120 million available through July 10, 2002. The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the Company's headquarters at 1334 York Avenue in New York (the "York Property"). In addition, borrowings by the Company's United Kingdom ("U.K.") affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to LIBOR plus 3.0 percent. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain leverage ratio and interest coverage ratio tests. The Company incurred arrangement and origination fees of $5.3 million in connection with the Amended and Restated Credit Agreement, which will be amortized over the terms of the respective commitments. Commitment fees are determined based on the aggregate amount of unused commitments under the Amended and Restated Credit Agreement and are charged quarterly in arrears.

      Senior Unsecured Debt - In February 1999, the Company issued a tranche of senior unsecured long-term debt securities (the "Notes"), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on property and entering into certain sale-leaseback transactions. The Company was in compliance with these covenants as of June 30, 2001. If and to the extent required under the Indenture pursuant to which the Notes were issued and subject to certain exceptions contained in the Indenture, the security documents executed in connection with the Amended and Restated Credit Agreement provide that the obligations under the Notes shall be secured equally and ratably with that portion of the obligations under the Amended and Restated Credit Agreement that exceed the permitted exceptions contained in the Indenture.

4.    Comprehensive Income (Loss)

      The Company's comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive loss, which consists primarily of the change in the foreign currency translation adjustment account during the period. For the three and six months ended June 30, 2001 and 2000, comprehensive income (loss) is as follows (in thousands):

                                            Three Months              Six Months
                                           Ended June 30,           Ended June 30,
                                       ---------------------     -------------------

                                          2001         2000         2001        2000
                                          ----         ----         ----        ----

      Net income (loss)                $ 14,256      $30,037      ($8,271)     $ 949

      Other comprehensive
      (loss) income - net of taxes         (289)       1,202       (2,693)      (323)
                                       --------      -------     --------      -----
      Comprehensive
      income (loss)                    $ 13,967      $31,239     ($10,964)     $ 626
                                       ========      =======     ========      =====

5.    Segment Reporting

      For the three and six months ended June 30, 2001 and 2000, revenues for the Company's operating segments are as follows (in thousands):

                          Three Months Ended                 Six Months Ended
                          ------------------                 ----------------

                      June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                      -------------   -------------   -------------   -------------

      Auction            $116,992        $139,203        $161,115        $179,592
      Real Estate           7,928          12,362          15,901          20,570
      Finance               3,230           3,892           7,249           8,201
      other                 1,229           1,904           2,604           3,768
                         --------        --------        --------        --------
      Total              $129,379        $157,361        $186,869        $212,131
                         ========        ========        ========        ========

      For the three and six months ended June 30, 2001 and 2000, profit or loss for the Company's operating segments are as follows (in thousands):

                          Three Months Ended                 Six Months Ended
                          ------------------                 ----------------

                      June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                      -------------   -------------   -------------   -------------

      Auction            $ 28,617         $ 44,076         ($1,308)        ($2,051)
      Real Estate             451            4,915           1,011           7,087
      Finance                (241)             (26)           (399)            526
      other                  (321)             (24)           (843)           (262)
                         --------         --------         -------         -------
      Total              $ 28,506         $ 48,941         ($1,539)        $ 5,300
                         ========         ========         =======         =======

      The following is a reconciliation of profit or loss for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Operations (in thousands):

                                            For the                            For the
                                      three months ended                  six months ended
                                      ------------------                  ----------------

                                     June 30,         June 30,          June 30,       June 30,
                                       2001             2000              2001           2000
                                     --------         --------         --------         -------
      Total income (loss)
      For reportable segments        $ 28,827         $ 48,965            ($696)        $ 5,562

      Other loss                         (321)             (24)            (843)           (262)
      Unallocated amounts:
        Retention costs                (5,022)              --           (8,697)             --
        Special charges                (1,029)          (2,010)          (1,871)         (3,818)
        Restructuring charges             660               --              660              --
        Amortization of
          discount related to
          Antitrust fine and
          Amazon settlement              (841)              --           (1,477)             --
                                     --------         --------         --------         -------

      Consolidated income
      (loss) before taxes            $ 22,274         $ 46,931         ($12,924)        $ 1,482
                                     ========         ========         ========         =======

      As of June 30, 2001 and 2000, total assets for the Company's operating segments are as follows (in thousands):

                                      2001                   2000
                                      ----                   ----

        Auction                     $735,549             $  814,198
        Real Estate                   24,831                 20,360
        Finance                      115,061                181,960
        other                          1,976                  2,481
                                    --------             ----------
        Total                       $877,417             $1,018,999
                                    ========             ==========

      The following is a reconciliation of assets for the Company's reportable operating segments to the applicable line items in the Consolidated Balance Sheets (in thousands):

        Assets:                                 June 30, 2001  June 30, 2000
        -------                                 -------------  -------------

        Total assets for reportable segments         $875,441     $1,016,518
        Other assets                                    1,976          2,481
        Unallocated amounts:
           Other unallocated amounts                   61,088         14,009
           Goodwill                                     9,873         10,135
                                                     --------     ----------

        Consolidated assets                          $948,378     $1,043,143
                                                     ========     ==========

      The other unallocated amounts consist primarily of deferred tax assets.

6.    Litigation and Special Charges

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

      Additionally, on May 14, 2001, the Company deposited a global vendor's commission discount certificate (the "Global Certificate") in an escrow account in accordance with the U.S. Antitrust Litigation settlement. Such Global Certificate has a face value of $62.5 million and was determined by the court to have a fair market value of not less than $50 million. The Company currently has recorded estimated redemptions of $50 million related to the individual vendor's commission discount certificates (the "Discount Certificates") in the Consolidated Balance Sheets under Long-Term Settlement Liability, as detailed below. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs sometime in 2002. At that time, the Company expects to incur costs for printing, issuing and redeeming the Discount Certificates issued to the class of plaintiffs related to the U.S. Antitrust Litigation settlement. These costs have not been expensed since they are currently not estimatable.

      The Company recorded the following pre-tax special charges related to the investigation by the DOJ, other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed above and in Part II, Item 1 "Legal Proceedings" (in thousands):

                             Three months ended June 30,   Six months ended June 30,
                             ---------------------------   -------------------------

                                2001          2000              2001          2000
                                ----          ----              ----          ----
      Legal and other
      professional fees        $1,029        $2,010            $1,871        $3,818

      As of June 30, 2001, the Consolidated Balance Sheets include the following settlement liabilities related to the DOJ investigation and other related matters (in thousands):

                                           U.S.                           Antitrust         Amazon
                                        Antitrust      Shareholder          Fine          Settlement
                                       Litigation       Litigation          (net)            (net)
                                        ---------         --------         --------         -------
      Liability at
      December 31, 2000                 $ 156,000         $ 40,000         $ 34,113         $ 7,714

      Issuance of Class A Common
      Stock                                    --          (40,000)              --              --

      Cash payments to Amazon                  --               --               --          (1,187)

      Cash payment to
      DOJ in June 2001                         --               --           (3,000)             --

      Amortization of discount                 --               --            1,187             290

      Cash payment into escrow           (106,000)              --               --              --
                                        ---------         --------         --------         -------
      Liability at
      June 30, 2001                     $  50,000         $     --         $ 32,300         $ 6,817
                                        =========         ========         ========         =======

      (See Part II, Item 1 "Legal Proceedings" for further information regarding the matters discussed above.)

7.    Commitments and Contingencies

      Commitments - Capital expenditures relating to the construction of the York Property are currently estimated to be in the range of $151 million, of which the Company has paid approximately $144.2 million through July 31, 2001. As of July 31, 2001, the Company had outstanding financial commitments of approximately $4.2 million related to construction of the York Property.

      As of June 30, 2001, the Company had outstanding letters of credit of approximately $9.4 million primarily relating to bank guarantees on rental obligations, U.K. Temporary Import VAT and other customs obligations in Europe.

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

      In June 2001, a small number of class members filed notices of appeal of the court's order approving the U.S. Antitrust Litigation settlement. (See
      Part II, Item 1 "Legal Proceedings" for further discussion related to the U.S. Antitrust Litigation.)

      Plaintiffs have also filed a notice of appeal of the court's decision to dismiss the International Antitrust Litigation, as defined in Part II,
      Item 1 "Legal Proceedings." (See Part II, Item 1 "Legal Proceedings" for further discussion related to the International Antitrust Litigation.)

      The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

      Lending and Other Contingencies - The Company enters into legal binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note 2). Unfunded commitments to extend additional credit were approximately $14.1 million at June 30, 2001.

      On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property doesn't sell, the amount of the guarantee must be paid). At June 30, 2001 and July 31, 2001, the Company had outstanding guarantees totaling approximately $16.7 million, which covers auction property having a mid-estimate sales price of approximately $21.4 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a specified price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guaranteed amount prior to the auction. At June 30, 2001 and July 31, 2001, approximately $11.6 million had been funded under outstanding guarantees.

      The Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 6) will be fully redeemable in connection with any non-Internet auction that is conducted by the Company in the United States or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or illustration charges. Each Discount Certificate will expire five years after the date it is first issued. However, the face value of any unused Discount Certificates may be redeemed for cash at the end of four years. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that the Company has recorded in the Consolidated Balance Sheets under Long-Term Settlement Liability.

      In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the possible exception of the cash redemption of any unused Discount Certificates and the investigation by the European Commission regarding commissions charged by the Company and Christie's for auction services.

      (See Notes 6 and 8 for other contingencies.)

8.    Retention Programs

      During 2000, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved cash awards for the retention of certain key employees. In the first quarter of 2001, the Compensation Committee approved a plan providing for further cash awards for the retention of certain key employees. Employees granted such cash awards will receive cash payments upon fulfillment of full-time employment through certain dates in 2001, 2002 and 2003. An employee granted a cash award under any of the foregoing arrangements who leaves the Company prior to such date will, generally, forfeit his or her right to payment. Under all of the foregoing arrangements, up to $5.7 million is payable in the third quarter of 2001, up to $20.9 million is payable in February 2002, up to $6.6 million is payable in September 2002 and up to $9.6 million is payable in January 2003. As of August 7, 2001, approximately $3.2 million of such amount payable in the third quarter of 2001 has been paid.

      All amounts related to the above retention programs are being amortized over the contractual service period. The Company has recognized expense of approximately $5.0 million and $8.7 million related to such programs for the three and six months ended June 30, 2001, respectively.

9.    Restructuring Charges

      During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan (the "Restructuring Plan") in the Company's Auction segment in December 2000. The liability related to the Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through June 30, 2001 were as follows (in thousands):

                                                         Severance        Lease and
                                                            and            Contract
                                                        Termination      Termination       Other
                                                          Benefits          Costs          Costs         Total
                                                        -----------      -----------       ------        -----
      Liability at
      January 1, 2001                                      $ 7,127         $ 1,117         $ 546         $ 8,790

      Payment of Severance and Termination Benefits         (2,310)             --            --          (2,310)

      Payment of Lease and
      Contract Termination Costs                                --             (76)           --             (76)

      Payment of other costs related to
      Restructuring Plan                                        --              --          (242)           (242)
                                                           -------         -------         -----         -------
      Liability at June 30, 2001                           $ 4,817         $ 1,041         $ 304         $ 6,162
                                                           =======         =======         =====         =======

      Total cash expenditures related to the Restructuring Plan are expected to be approximately $8.8 million, of which approximately $2.6 million were paid in the first six months of 2001. A substantial amount of the remaining cash expenditures related to the Restructuring Plan are expected to be made throughout the remainder of 2001.

      During the second quarter of 2001, the Company reduced the remaining 1998 restructuring liability related to the consolidation and integration of its New York operations into the York Property. As the consolidation and integration was completed in the second quarter of 2001, the Company determined that such amount was no longer necessary.

10.   Related Party Transactions

      For the three and six months ended June 30, 2001, the Company recognized approximately $0.7 million and $2.8 million, respectively, of commission revenue related to the sales of property consigned by a related party.

      For the six months ended June 30, 2001, the Company recognized approximately $0.2 million of commission revenue related to the purchase of property by a related party.

      There were no other material related party transactions for the three and six months ended June 30, 2001.

11.   Derivative Instruments

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

      The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133 and are recorded on the balance sheet at their fair value with the changes in the fair value of the derivative being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. For the three and six months ended June 30, 2001, such costs, which are reflected in other income/(expense), were immaterial to the Company's results of operations.

      The Company's Consolidated Balance Sheet at June 30, 2001 includes a nominal liability recorded within other current assets reflecting the fair value of the Company's forward exchange contracts.

      The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax decrease to OCI of $0.3 million ($0.2 million after-tax) during the first quarter of 2001. Substantially this entire amount was reclassified into earnings as other income/(expense) during the first quarter of 2001. The remaining amount was reclassified into earnings during the second quarter of 2001.

12.   Seasonality of Business

      The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                            Percentage of Annual
                                               Auction Sales
                                        ----------------------------
                                        2000        1999        1998
                                        ----        ----        ----
               January - March             9%         11%         13%
               April - June               45%         35%         37%
               July - September            7%          6%          8%
               October - December         39%         48%         42%
                                         ---         ---         ---
                                         100%        100%        100%
                                         ===         ===         ===

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000
- The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 12 of Notes to the Consolidated Financial Statements for additional information.)

Following is a geographical breakdown of the Company's auction sales for the three and six months ended June 30, 2001 and 2000 (in thousands):

                              For the Three Months        For the Six Months
                                 Ended June 30,             Ended June 30,
                              2001          2000          2001           2000
                            --------      --------      --------      ----------

North America               $402,934      $479,161      $522,407      $  606,457
Europe                       283,397       326,876       380,670         375,636
Asia                          39,857        58,042        39,857          58,042
                            --------      --------      --------      ----------
Total                       $726,188      $864,079      $942,934      $1,040,135
                            ========      ========      ========      ==========

For the quarter ended June 30, 2001, worldwide auction sales of $726.2 million decreased $137.9 million, or 16%, compared to the second quarter of 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction sales decreased 13%. The decrease in worldwide auction sales was due to a 10.8% decrease in the number of lots sold in 2001 as compared to 2000, as well as a 2.9% decrease in the average selling price per lot sold. The auction sales decrease in North America was primarily due to lower results in 2001 related to the Impressionist Art Part I sale, the American Paintings sale and the Sporting Paintings sale partially offset by a significant increase in auction sales attributable to single-owner collections. Specifically, the year-to-year comparison in North America was influenced by the 2001 single-owner sale of Works from the Collection of Stanley J. Seeger for which there was no comparable sale in the prior year. The decrease in auction sales in Europe was primarily due to lower sales of Impressionist Art partially offset by increased auction sales attributable to single-owner collections. The decrease in Asia was primarily due to decreased auction sales results, specifically from the Magnificent Jewels and Jadeite Jewelry sale, the Fine Chinese Ceramics and Works of Art sale and the Fine Chinese Paintings sale.

For the six months ended June 30, 2001, worldwide auction sales of $942.9 million decreased $97.2 million, or 9%, compared to the first six months of 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction sales decreased 6%. The decrease in worldwide auction sales during the first half of 2001 was due to a 2.9% decrease in the number of lots sold in 2001, as well as a 3.5% decrease in the average selling price per lot sold. The auction sales decrease in North America was primarily due to the factors discussed in the previous paragraph, as well as decreased sales of Old Masters Paintings. The decrease in Asia was primarily due to the factors discussed above. The increase in auction sales in Europe was primarily due to the winter Impressionist Art and Contemporary Art sales in London. Such sales, which were rescheduled from December 2000, were held in February 2001 and resulted in $64.7 million in auction sales. There were no comparable sales during the first half of 2000. This increase in European auction sales was partially offset by decreased auction sales of jewelry in Switzerland.

The business environment in the art market continues to be difficult and the Company continues to face increased competition for consignments. Competition from the Company's traditional competitor, Christie's, as well as other auctioneers such as Phillips, de Pury & Luxembourg, have made it more difficult to win consignments of significant collections and valuable individual properties. As a result, the Company has experienced a decline in auction sales and, consequently, a decrease in buyer's premium and seller's commission revenues. Additionally, competition for consignments and the impact of the new seller's commission structure discussed below have contributed to a decrease in seller's commission revenue as a percentage of auction sales during the first six months of 2001 as compared to the same period in 2000. The Company currently believes that this business environment will continue and may adversely impact future auction sales, buyer's premium revenue and seller's commission revenue. (See statement on Forward-Looking Statements.)

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

For the second quarter of 2001, worldwide auction and related revenues decreased $22.2 million, or 16%, compared to 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues decreased 13%. This decrease was principally due to lower buyer's premium and seller's commission revenues. The decrease in buyer's premium revenues was primarily due to decreased auction sales in 2001, as discussed above. The decrease in seller's commission revenues was primarily the result of deterioration in seller's commission rates and decreased auction sales, as discussed in more detail above.

For the six months ended June 30, 2001, worldwide auction and related revenues decreased $18.5 million, or 10%, compared to the same period in 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues decreased 7%. This decrease was principally due to lower seller's commission revenues, decreased principal activities and, to a lesser extent, lower buyer's premium revenues. The decrease in seller's commission revenues was primarily due to the factors discussed in the previous paragraph. The decrease in principal activities is largely attributable to the lack of quality property presently available for investment and resale. The decrease in buyer's premium revenues was primarily due to decreased auction sales during the first six months of 2001, as discussed above, partially offset by the impact of the new buyer's premium commission structure that became effective on April 1, 2000.

Other revenues decreased $5.8 million, or 32%, in the second quarter of 2001 as compared to the same quarter of 2000. For the six months ended June 30, 2001, other revenues decreased $6.8 million, or 21%, compared to the same period in 2000. These decreases were primarily due to lower revenues in the Company's Real Estate and Finance operating segments. The decrease in Real Estate revenues was primarily due to lower sales volume resulting from a decline in the number of units sold and lower average selling prices from Company-owned and affiliated brokerage offices. The decrease in Finance revenues was principally the result of a decrease in the average loan portfolio balance. For the three and six months ended

June 30, 2001, other revenues were not materially affected by the translation to U.S. Dollars.

For the quarter ended June 30, 2001, total expenses decreased $5.5 million, or 5%, when compared to the second quarter of 2000. For the six months ended June 30, 2001, total expenses decreased $16.8 million, or 8%, compared to the same period in 2000. Excluding the impact of favorable foreign currency translations, total expenses, decreased 2% and 5% for the three and six months ended June 30, 2001 and 2000, respectively.

Direct costs of services (which consist largely of catalogue production and distribution costs as well as corporate marketing and sale marketing expenses) decreased $1.9 million, or 7%, during the second quarter of 2001 compared to the same period in 2000. Excluding the impact of favorable foreign currency translations, direct costs of services decreased 5%. This decrease was principally due to savings achieved in Internet related marketing costs as a result of the continued implementation of the Company's Restructuring Plan, as discussed below and in Note 9 of Notes to the Consolidated Financial Statements. Such savings were partially offset by higher live auction direct costs in 2001 associated with certain single-owner sales as compared to 2000 resulting from the competitive environment for consignments, as discussed above.

Direct costs of services decreased $9.2 million, or 20%, during the first six months of 2001 as compared to the same period in 2000. Excluding the impact of favorable foreign currency translations, direct costs of services decreased 18%. This decrease was principally due to savings achieved in Internet related marketing costs, as discussed in the previous paragraph. Also impacting the year-to-year comparison of marketing costs are expenses incurred during the first quarter of 2000 related to the launch of the Company's websites for which there was no comparable spending during the first quarter of 2001. Such savings were partially offset by higher live auction direct costs associated with certain single-owner sales during the first six months of 2001, as discussed in the previous paragraph.

Excluding costs related to the Company's retention programs, special charges and restructuring charges, all other operating expenses (which include salaries and related costs, general and administrative expenses, as well as depreciation and amortization) totaled $72.3 million for the second quarter of 2001, a decrease of 9% compared to the second quarter of 2000. For the six months ended June 30, 2001, these expenses decreased $13.7 million, or 9%, compared to the same period in 2000. Excluding the impact of favorable foreign currency translations, all other expenses, excluding costs related to the Company's retention programs, special charges and restructuring charges, decreased 6% for the three and six months ended June 30, 2001.

Excluding the impact of favorable foreign currency translations, for the three months ended June 30, 2001, the decrease in all other operating expenses was principally due to a $4.0 million, or 14%, decrease in general and administrative expenses and a $1.1 million, or 3%, decrease in salaries and related costs partially offset by a $0.4 million, or 7%, increase in depreciation and amortization. For the six months ended June 30, 2001, the decrease in all other operating expenses was principally due to a $7.2 million, or 12%, decrease in general and administrative expenses and a $2.4 million, or 3%, decrease in salaries and related costs partially offset by a $0.3 million, or 3%, increase in depreciation and amortization. The decrease in general and administrative expenses was primarily due to a reduction in Internet related costs and lower travel and entertainment expenses resulting from the continued implementation of the Company's Restructuring Plan, as well as the Company's other efforts to control costs. Also favorably impacting the comparison to 2000 is savings in rent expense as general and administrative expenses for the three and six months ended June 30, 2000 include rental costs associated with the York Property, which was purchased by the Company in July 2000. The decrease in salaries and related costs was due primarily to savings achieved in the Internet as a result of the Company's Restructuring Plan. Also influencing the comparison of salaries and related costs to the prior year are expenses incurred during the first six months of 2000 for temporary employees used in connection with the design and launch of the Company's web-sites for which no comparable costs were incurred in 2001. Such savings in salaries and related costs were partially offset by annual merit increases throughout the Company that took effect during the first quarter of 2001. The increase in depreciation and amortization was primarily due to the commencement of depreciation on the final phase of the York Property placed in service in April 2001 and other capital projects that were placed in service subsequent to the second quarter of 2000.

For the three and six months ended June 30, 2001, the Company recognized expense of approximately $5.0 million and $8.7 million related to the retention programs for key employees discussed in Note 8 of Notes to the Consolidated Financial Statements.

Internet related expenses totaled $6.4 million and $14.2 million for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2000, total Internet related expenses were $13.9 million and $33.2 million, respectively. The significant decrease is principally due to savings achieved in marketing expenses, general and administrative expenses and salaries and related costs, as discussed above.

Restructuring Charges -During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Company's Auction segment in December 2000.

Total estimated annual cost savings following the full implementation of the Restructuring Plan will approximate $15.0 to $20.0 million in the live auction business and approximately $25.0 million in the Internet. The estimated live auction savings will be partially offset by incremental costs of approximately $7.0 million associated with the new Olympia middle market salesroom in London, which is expected to open in September 2001. These savings have been initiated during the first six months of 2001, primarily in the Internet, and are currently expected to be realized fully by 2002. Most of the anticipated savings are expected to be achieved through lower salary and related expenses and reductions in direct costs of services. The Company also has increased spending on various strategic initiatives that further the goals of the Restructuring Plan, which will offset a portion of the total savings.

Total cash expenditures related to the Restructuring Plan are expected to be approximately $8.8 million, of which approximately $2.6 million were paid in the first six months of 2001. A substantial amount of the remaining cash expenditures related to the Restructuring Plan are expected to be made throughout the remainder of 2001.

With respect to all statements made herein regarding the Restructuring Plan, see statement on Forward-Looking Statements.

During the second quarter of 2001, the Company reduced the remaining 1998 restructuring liability related to the consolidation and integration of its New York operations into the York Property. As the consolidation and integration was completed in the second quarter of 2001, the Company determined that such amount was no longer necessary.

Special Charges - The Company recorded the following pre-tax special charges related to the investigation by the DOJ, other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed in Note 6 of Notes to the Consolidated Financial Statements and in Part II, Item 1 "Legal Proceedings" (in thousands):

                                        Three months ended      Six months ended
                                              June 30,              June 30,
                                        ------------------     -----------------
                                          2001       2000       2001       2000
                                        -------     ------     ------     ------

Legal and other
Professional fees                        $1,029     $2,010     $1,871     $3,818

Net Interest Expense - Net interest expense increased $2.1 million and $5.6 million for the three and six months ended June 30, 2001, respectively, as compared to the same period in 2000. This increase was primarily due to an increase in the weighted average outstanding borrowings during the period and the amortization of fees associated with the Amended Credit Agreement, as defined in Note 3 of Notes to the Consolidated Financial Statements.

Income Taxes - The consolidated effective tax rate was 36% for the three and six months ended June 30, 2001 and 2000.

Net Income (Loss) and Earnings (Loss) Per Share - For the second quarter of 2001, the Company's net income decreased to $14.3 million from net income of $30.0 million in the second quarter of 2000. Diluted earnings per share for the second quarter of 2001 decreased to $0.23 per share from $0.51 per share for the second quarter of 2000. The impact on diluted earnings per share related to the Company's Internet operating loss was ($0.05) and ($0.12) per share for the quarter ended June 30, 2001 and 2000, respectively. The impact of special charges on diluted earnings per share was ($0.01) and ($0.02) for the quarter ended June 30, 2001 and 2000, respectively.

For the six months ended June 30, 2001, the Company recorded a net loss of ($8.3) million compared to net income of $0.9 million during the same period in 2000. Diluted loss per share for the first half of 2001 was ($0.14) compared to diluted earnings per share of $0.02 for the same period in 2000. The impact on diluted loss per share related to the Company's Internet operating loss during the first six months of 2001 was ($0.11). For the same period in 2000, the impact of the Company's Internet operating loss was ($0.30) per diluted share. For the six months ended June 30, 2001 and 2000, the impact of special charges on the Company's diluted (loss) earnings per share was ($0.02) and ($0.04), respectively.

Other Matters - As discussed above, the business environment in the art market continues to be difficult and the Company continues to face intense competition. As a result of this intense competition, as well as management's continued focus on controlling costs, the Company is currently assessing all aspects of its business with the goal of improving profitability through economies and further restructuring.

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

Contingencies - See Notes 6 and 7 of Notes to the Consolidated Financial Statements for information on Contingencies and Note 8 of Notes to the Consolidated Financial Statements for information on the Company's employee retention programs.

Liquidity and Capital Resources - The Company's net debt position (total debt, which includes short-term borrowings and long-term debt, less cash and cash equivalents) totaled $119.1 million at June 30, 2001 compared to a net debt position of $160.7 million and $120.7 million at December 31, 2000 and June 30, 2000, respectively. The decrease in the net debt position as of June 30, 2001 compared to December 31, 2000 was primarily the result of the reduction in the Company's net client loan portfolio, the proceeds of which were used to repay borrowings under the Amended Credit Agreement, as defined in Note 3 of Notes to the Consolidated Financial Statements.

Working capital (current assets less current liabilities) at June 30, 2001 was $52.6 million compared to $39.5 million and $240.6 million at December 31, 2000 and June 30, 2000, respectively. The increase in working capital when compared to December 31, 2000 was primarily due to the repayment of short-term borrowings under the Amended Credit Agreement. The decrease in working capital when compared to June 30, 2000 was primarily due to the reclassification of borrowings under the Amended Credit Agreement from non-current to current, a decrease in the net client loan portfolio (as discussed in more detail below) and lower cash balances.

The Company's net client loan portfolio decreased to $113.0 million at June 30, 2001 from $192.2 million at December 31, 2000. These amounts include $21.6 million and $36.0 million of loans which have a maturity of more than one year at June 30, 2001 and December 31, 2000. This decrease in the net client loan portfolio is primarily the result of the collection of maturing loans during the first six months of 2001, as well as decreased funding of new unsecured loans.

The Company relies on internally generated funds and borrowings to meet its financing requirements. In July 2001, the Company amended and restated the Amended Credit Agreement (the "Amended and Restated Credit Agreement") with an international syndicate of lenders arranged through J.P. Morgan Securities, Inc. The Amended and Restated Credit Agreement provides for two separate credit facilities consisting of: (1) a senior secured term facility of $130 million with repayment due on August 10, 2002 (the "Term Facility") and (2) a senior secured revolving credit facility of up to $120 million available through July 10, 2002 (the "Revolving Facility"). (See Note 3 of Notes to the Consolidated Financial Statements.)

All current outstanding borrowings under the Amended Credit Agreement are classified as current liabilities on the Consolidated Balance Sheet at June 30, 2001. Such borrowings were refinanced in July 2001 using proceeds from the Amended and Restated Credit Agreement.

Additionally, the Company has a $200 million shelf registration with the Securities and Exchange Commission for issuing senior unsecured debt securities, under which $100 million of Notes was issued in February 1999. (See Note 3 of Notes to the Consolidated Financial Statements.)

For the six months ended June 30, 2001, the Company's primary source of liquidity was proceeds from the collection of maturing client loans during the first six months of 2001. The most significant cash use during the first six months of 2001 was the repayment of borrowings under the Amended Credit Agreement.

Capital expenditures, consisting primarily of costs associated with the construction of the York Property and the new Manhattan headquarters of Sotheby's International Realty totaled $16.4 million and $19.4 million for the first six months of 2001 and 2000, respectively. The decrease in capital expenditures in 2001 as compared to 2000 was due primarily to lower spending on the York Property construction during the first six months of 2001.

From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. (See Note 7 of Notes to the Consolidated Financial Statements for additional information.) The Company does not believe that material liquidity risk exists relating to these commitments.

The Company currently believes that operating cash flows, current cash balances and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements over the next twelve months. Such operating needs and capital requirements include the potential funding of the Company's client loan program, peak seasonal working capital requirements, other short-term commitments to consignors, payments due under the Company's retention programs (see Note 8 of Notes to the Consolidated Financial Statements) and severance payments related to the Company's Restructuring Plan (see Note 9 of Notes to the Consolidated Financial Statements).

The Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through August 10, 2002 and July 10, 2002, respectively. Subsequent to those dates, an extension, amendment or restatement of the Amended and Restated Credit Agreement will be necessary to supplement operating cash flows to meet long-term operating needs and capital requirements, as well as to fund the remaining payments due under the Company's antitrust fine (see Part II, Item 1 "Legal Proceedings") and payments due under the Company's retention programs (see Note 8 of Notes to the Consolidated Financial Statements).

European Monetary Union - The European Monetary Unit ("the euro") was introduced on January 1, 1999 as a wholesale currency. The eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies and the euro. The existing currencies will continue to be used as legal tender through January 1, 2002; thereafter, the existing currencies will be cancelled and euro bills and coins will be used for cash transactions in the participating countries.

The Company's European financial and cash management operations affected by the euro conversion were adequately prepared for its introduction. For the transition period and the period after January 1, 2002, the Company's management will continue to analyze the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact, if any, of the euro conversion on its operations given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates. (See statement on Forward-Looking Statements).

Future Impact of Recently Issued Accounting Standards - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This Statement updates accounting and reporting standards for goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The market risk of the Company's financial instruments has not changed significantly as of June 30, 2001 from that set forth in the Company's Form 10-K for the year ended December 31, 2000.

At June 30, 2001, the Company had $13.1 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts. The Company's Consolidated Balance Sheet at June 30, 2001 includes a nominal liability recorded within other current assets reflecting the fair value of these contracts. See Note 11 of Notes to the Consolidated Financial Statements for additional information on the Company's use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. At June 30, 2001, substantially all of the Company's forward exchange contracts are with one counterparty.

FORWARD-LOOKING STATEMENTS

This form 10-Q contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not listed in any particular rank order:

(1) The overall strength of the international economy and financial and debt markets and, in particular, the economies of the United States, the United Kingdom and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong)

(2) Competition with other auctioneers and art dealers, including Internet auction sites

(3) The volume of consigned property and the marketability at auction of such property

(4) The resolution of the appeal of the settlement of the U.S. Antitrust Litigation

(5) The resolution of the appeal of the dismissal of the International Antitrust Litigation

(6) The resolution of the European Commission investigation regarding commissions charged by the Company and Christie's for auction services

(7)   The European Monetary Union

(8) The Company's success in developing and implementing its Internet auction strategy

(9)   The demand for art-related financing

(10)  The demand for luxury residential real estate

(11)  The effects of market risk

(12)  The successful implementation of the Company's Restructuring Plan

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In April 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC. The Company has pled guilty to a violation of the United States antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the United States and elsewhere and, on February 2, 2001, the United States District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. In June 2001, the Company funded $3 million of the fine payable to the DOJ in accordance with the plea. The remaining $42 million of the fine is payable as follows: (a) $3 million due February 6, 2002, (b) $6 million due February 6, 2003, (c) $6 million due February 6, 2004, (d) $12 million due February 6, 2005 and (e) $15 million due February 6, 2006. The European Commission is also conducting an investigation regarding commissions charged by the Company and Christie's for auction services, and the Company is cooperating with such investigation.

A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commissions charged to purchasers and sellers of property in the United States and elsewhere. In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations.

Included in the lawsuits described above are more than fifty purported class action lawsuits that were filed against the Company and/or its wholly-owned subsidiary, Sotheby's, Inc., beginning January 30, 2000, alleging violations of the federal antitrust laws in connection with auctions in the United States (the "U.S. Antitrust Litigation"). Christie's International, PLC and Christie's Inc. (collectively "Christie's") were also named as defendants in these actions. All of these federal antitrust actions were filed in or later transferred to the United States District Court for the Southern District of New York. On February 23, 2000, the United States District Court for the Southern District of New York entered an order consolidating all of the actions theretofore filed in that court. Pursuant to the court's consolidation Order, plaintiffs filed a consolidated complaint on March 15, 2000, captioned In Re Auction Houses Antitrust Litigation, No. 00 Civ. 0648.

The consolidated complaint was brought on behalf of individuals that purchased and/or sold items auctioned by defendants during the period of January 1, 1993 through February 7, 2000.

On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation, subject to court approval. On April 20, 2001, the Court approved an amended settlement agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company has deposited into an escrow account for the benefit of members of the class (a) $206 million in cash and (b) a global vendor's commission discount certificate with a face value of $62.5 million. The court determined that the $62.5 million face value of the global vendor's commission discount certificate had a fair market value of not less than $50 million. Of these amounts, $156 million in cash was funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. The vendor's commission discount certificates may be used to pay vendor's commissions and certain other sale charges at Sotheby's or Christie's during the five years after their distribution to members of the class and are redeemable for cash at the end of four years. The Company entered into the Amended Settlement Agreement without any admission of liability. A small number of class members have filed notices of appeal of the court's order approving the settlement. The United States Court of Appeals for the Second Circuit will hear the appeal in the U.S. Antitrust Litigation.

Three other purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the United States. Christie's was also named as a defendant in these actions along with several current or former directors and/or officers of both the Company and Christie's. The complaints in these actions (the "International Antitrust Litigation") contained allegations identical to the complaints in the U.S. Antitrust Litigation but were considered separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the United States. On February 13, 2001, the plaintiffs filed a motion seeking reconsideration of the court's decision, and on February 15, 2001, the court entered an order denying plaintiffs' request for reconsideration. Plaintiffs have appealed the court's decision to the United States Court of Appeals for the Second Circuit. Plaintiffs filed their opening appellate brief on June 21, 2001. The Company, Christie's and nearly all of the individual defendants filed their opposition brief on July 23, 2001.

In addition to the federal actions, six indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc. and Christie's in the Superior Court of the State of California, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. The Company filed a demurrer to these complaints on May 10, 2000. Pursuant to a stipulation among the parties, plaintiffs have until September 4, 2001 to file a consolidated amended complaint; defendants can then decide whether to file a further demurrer; and all discovery is stayed until January 10, 2002.

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

On September 24, 2000, the Company agreed to settle the Shareholder Litigation, and on February 16, 2001, the Court approved the settlement. The Company entered into the settlement agreement for the aforementioned litigation without any admission of liability. Under the terms of the Shareholder Litigation settlement, the Company has deposited into an escrow account for the benefit of members of a class of all purchasers of the Company's Class A Common Stock during the period of February 11, 1997 through February 18, 2000: (a) $30 million in cash and (b) 2,204,708 shares of Sotheby's Class A Common Stock, which had a value of $40 million at the time they were deposited. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former chairman and a co-defendant in the Shareholder Litigation, funded the $30 million cash payment due under the terms of the Shareholder Litigation settlement. Plaintiffs' counsel has filed a notice of appeal addressed solely to the Court's award of attorneys' fees and expenses. The Company is not participating in this appeal. No other appeals have been filed and the time to appeal has expired.

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

On May 11, 2000 the United States District Court for the Southern District of New York issued an order consolidating the shareholder derivative complaints referred to above, and styling the consolidated shareholders' derivative litigation as: In Re Sotheby's Holdings, Inc. Derivative Litigation, No. 00 Civ. 1373 (DLC). This order also appointed an interim lead counsel ("Lead Derivative Counsel") for all plaintiffs in the consolidated derivative actions. On May 19, 2000 Lead Derivative Counsel filed an amended verified shareholder derivative complaint (the "Derivative Complaint"), naming as defendants certain of the Company's current and former directors and officers, and naming the Company and its Sotheby's, Inc. subsidiary as nominal defendants. The Derivative Complaint sought an unspecified amount of damages based on alleged breaches of fiduciary duty, gross mismanagement and constructive fraud arising from the alleged agreements between the Company and Christie's.

Three additional derivative actions were also filed: Huscher v. Curley, et. al., Case No. 00-021379-CZ (Mich. Cir. Ct. Oakland County) (filed March 3, 2000); Weiss v. Curley, et. al., No. 00 Civ. 3807 (DLC) (S.D.N.Y.) (filed May 22,
2000); and Orestano v. Taubman, No. 00-025317-CZ (Mich. Cir. Ct. Oakland County) (filed August 15, 2000). The Huscher and Weiss complaints contain allegations substantially identical to those in the Derivative Complaint. The Orestano complaint differs from the other derivative complaints in that it only names as defendants A. Alfred Taubman and Diana D. Brooks, and the Company and its Sotheby's Inc. subsidiary as nominal defendants. In addition, the Orestano complaint alleges violations of Michigan Business Corporation Act Sections 271 and 541a for alleged ultra vires actions and breach of duties as directors and officers, respectively.

The parties have entered into a settlement agreement to settle all of the above shareholder derivative litigation. Pursuant to this agreement, Sotheby's will recover $1.1 million from its directors and officers liability insurance carrier. In addition, as described above, the Company has received certain cash payments from A. Alfred Taubman in connection with settlement of the U.S. Antitrust Litigation and the Shareholder

Litigation, and Diana D. Brooks, the Company's former President and Chief Executive Officer, has agreed to relinquish all of her Sotheby's stock options. Plaintiffs, on behalf of themselves and the Company, will provide a release of all claims which have been or could have been asserted in the derivative litigation relating to the allegations involved in the derivative litigation to all present and past directors and officers of Sotheby's (other than Mr. Taubman and Ms. Brooks). Sotheby's will retain all claims (to the extent not otherwise released pursuant to a separate agreement between Sotheby's and Mr. Taubman) against Mr. Taubman and Ms. Brooks. Finally, the Company has agreed to pay to plaintiffs' counsel an amount up to $1.5 million in legal fees and costs, as may be approved by the court. On July 16, 2001, the settlement was approved by the Michigan Circuit Court, Oakland County. In connection with the settlement, the Company and the individual defendants are entering into an agreement releasing certain claims against the Company's directors and officers liability insurance carrier.

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

The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition. (See statement on Forward-Looking Statements.)

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 2, Changes in Securities and Use of Proceeds, as included in the Company's Form 10-Q for the Quarterly Period Ended March 31, 2001 is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4, Submission of Matters to a Vote of Security Holders, as included in the Company's Form 10-Q for the Quarterly Period Ended March 31, 2001 is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None

            (b)   Reports on Form 8-K

                  None

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 7th day of August, 2001, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

                                        SOTHEBY'S HOLDINGS, INC.


                                        By: /s/ Michael L. Gillis
                                            Michael L. Gillis
                                            Vice President, Controller
                                            and Chief Accounting Officer