Form 10-Q
period 2001-09-30
SOTHEBYS HOLDINGS INC
filed 2001-11-14
CIK 823094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
Commission File Number 1-9750

                            Sotheby's Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                              38-2478409
-----------------------------------------              -------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

38500 Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                        48303
-----------------------------------------              -------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (248) 646-2400
                                                               -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

As of October 31, 2001, there were outstanding 44,754,733 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,549,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1. Financial Statements:

        Consolidated Statements of Operations for the Three
        and Nine Months Ended September 30, 2001 and 2000                      3

        Consolidated Balance Sheets at September 30, 2001,
        December 31, 2000 and September 30, 2000                               4

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2001 and 2000                          5

        Notes to the Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                 23

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                           35

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                     37

Item 6. Exhibits and Reports on Form 8-K                                      42

EXHIBIT INDEX                                                                 43

SIGNATURE                                                                     44

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                  FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                =========================        ===========================
                                                                  2001            2000             2001             2000
============================================================================================================================
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES:

Auction and related                                             $ 25,327        $  27,946        $ 186,441        $ 207,538
Other                                                             13,044           14,606           38,799           47,145
-----------------------------------------------------------------------------------------        ---------------------------
TOTAL REVENUES                                                    38,371           42,552          225,240          254,683

EXPENSES:

Direct costs of services                                           8,137            8,587           43,837           53,449
Salaries and related costs                                        35,533           39,956          116,601          126,067
General and administrative                                        22,168           25,804           72,135           84,483
Depreciation and amortization                                      6,367            5,727           18,595           17,889
Retention costs                                                    4,972               --           13,669               --
Restructuring charges                                              8,364               --            7,704               --
Special charges                                                      751          184,766            2,622          188,583
-----------------------------------------------------------------------------------------        ---------------------------
TOTAL EXPENSES                                                    86,292          264,840          275,163          470,471
=========================================================================================        ===========================

Operating loss                                                   (47,921)        (222,288)         (49,923)        (215,788)

Interest income                                                      784            1,706            4,058            4,553
Interest expense                                                  (6,447)          (5,133)         (20,147)         (12,802)
Other income/(expense)                                               226             (170)            (270)            (365)
----------------------------------------------------------------------------------------------------------------------------

Loss before taxes                                                (53,358)        (225,885)         (66,282)        (224,402)

Income tax benefit                                                20,302           41,706           24,955           41,173
-----------------------------------------------------------------------------------------        ---------------------------

NET LOSS                                                        ($33,056)       ($184,179)        ($41,327)       ($183,229)
=========================================================================================        ===========================

BASIC LOSS PER SHARE                                              ($0.54)          ($3.13)          ($0.68)          ($3.11)
=========================================================================================        ===========================

DILUTED LOSS PER SHARE                                            ($0.54)          ($3.13)          ($0.68)          ($3.11)
=========================================================================================        ===========================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (IN MILLIONS)             61.3             58.9             60.5             58.9
=========================================================================================        ===========================

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (IN MILLIONS)           61.3             58.9             60.5             58.9
=========================================================================================        ===========================

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES

                                                                                  SEPTEMBER 30,       December 31,     September 30,
                                                                                       2001               2000             2000
                                                                                   (UNAUDITED)                          (UNAUDITED)
===================================================================================================================================
(THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $  29,828        $    54,625        $  85,895
Receivables, net of allowance for doubtful accounts of
$8,361 ,$22,935 and $9,818
Accounts receivable                                                                    152,086            313,412          156,244
Notes receivable and consignor advances                                                 98,965            156,228          131,034
Settlement recovery - related party                                                         --            106,000          186,000
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL RECEIVABLES, NET                                                         251,051            575,640          473,278

Inventory, net                                                                          11,057             14,022           19,322
Income tax receivable                                                                       --                 --           15,195
Deferred income taxes                                                                   15,286             47,954           12,986
Prepaid expenses and other current assets                                               33,943             30,906           34,210
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                           341,165            723,147          640,886

Notes receivable                                                                         8,819             35,951           51,010
Properties, less allowance for depreciation
  and amortization of $84,108, $78,379 and $82,631                                     253,080            248,066          237,295
Intangible assets, less allowance for
  amortization of $16,863, $16,710 and $16,276                                          18,169             22,647           22,689
Investments                                                                             31,951             33,837           37,262
Deferred income taxes                                                                   62,346              4,963               --
Other assets                                                                             2,498              2,126            2,883
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                 $ 718,028        $ 1,070,737        $ 992,025
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Due to consignors                                                                    $  81,659        $   273,380        $  89,356
Short-term borrowings                                                                  130,000            116,000          157,000
Accounts payable and accrued liabilities                                                78,598            115,577           55,774
Deferred revenues                                                                        6,201              5,485            7,384
Accrued income taxes                                                                    23,849             11,209               --
Deferred income taxes                                                                    3,654              3,660               --
Short-term settlement liability                                                          2,315            158,321          291,211
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                      326,276            683,632          600,725

LONG-TERM LIABILITIES
Long-term debt                                                                          99,382             99,334           99,319
Deferred income taxes                                                                    1,657              1,882            7,228
Long-term settlement liability                                                          86,996             79,506           77,045
Other liabilities                                                                       16,035             18,329           14,294
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                              530,346            882,683          798,611

SHAREHOLDERS' EQUITY
Common Stock, $0.10 par value                                                            6,138              5,909            5,898
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 44,754,733, 42,492,386 and
  42,363,373 of Class A and 16,549,650, 16,549,650 and 16,585,650
  of Class B, at September 30, 2001, December 31, 2000 and September 30, 2000,
  respectively
Additional paid-in capital                                                             199,551            158,421          158,163
Retained (deficit) earnings                                                             (2,761)            38,567           45,030
Accumulated other comprehensive loss                                                   (15,246)           (14,843)         (15,677)
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                    187,682            188,054          193,414
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 718,028        $ 1,070,737        $ 992,025
===================================================================================================================================

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                  2001             2000
===============================================================================================================
(THOUSANDS OF DOLLARS)

OPERATING ACTIVITIES:
Net loss                                                                             ($41,327)       ($183,229)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                                       18,595           17,889
   Deferred income taxes                                                              (24,914)          (1,947)
   Tax benefit of stock option exercises                                                   76              121
   Asset provisions                                                                      (769)           2,667
   Asset write-off                                                                      3,396               --
   Other                                                                                2,113              435

Changes in assets and liabilities:
   Decrease in accounts receivable                                                    160,957          329,891
   Settlement recovery (liability) - related party                                    106,000         (186,000)
   Decrease in inventory                                                                2,514               46
   Increase in prepaid expenses and other current assets                               (3,106)         (16,242)
   Decrease in intangible and other long-term assets                                       73              265
   (Decrease) increase in short-term and long-term settlement liabilities            (110,781)         368,256
   Decrease in due to consignors                                                     (189,873)        (328,797)
   Increase (decrease) in accrued income taxes                                         12,645          (35,443)
   Decrease in accounts payable and accrued liabilities and other liabilities         (33,925)         (60,748)
----------------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                              (98,326)         (92,836)

INVESTING ACTIVITIES:
Increase in notes receivable                                                          (71,892)        (104,275)
Collections of notes receivable                                                       155,862          109,716
Capital expenditures                                                                  (27,651)         (27,715)
Decrease (increase) in investments                                                      2,297           (1,280)
----------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by investing activities                                    58,616          (23,554)

FINANCING ACTIVITIES:
Proceeds from issuance of short-term borrowings                                       399,000          222,643
Payments for short-term borrowings                                                   (385,000)         (62,928)
Proceeds from exercise of stock options                                                 1,327            1,540
----------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                           15,327          161,255

Effect of exchange rate changes on cash                                                  (414)          (1,289)
----------------------------------------------------------------------------------------------------------------
     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (24,797)          43,576
Cash and cash equivalents at beginning of period                                       54,625           42,319
----------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                     $  29,828        $  85,895
===============================================================================================================

Income tax (refund)/payments                                                         ($17,608)       $   7,378
===============================================================================================================

Interest paid (net of capitalized interest)                                         $  19,738        $  12,364
===============================================================================================================
Non cash activities:
     Issuance of common stock related to Shareholder Litigation settlement          $  40,000               --
===============================================================================================================

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

      Certain amounts in the 2000 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

      In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 and 2000 have been included.

2.    RECEIVABLES

      Receivables consist of the following (in thousands):

                                                            As of
                                           -----------------------------------------

                                           September      December 31,     September
                                           30, 2001          2000          30, 2000
                                           ---------      ------------     ---------
      Accounts and other receivables       $ 159,005       $ 324,825       $ 163,551
      Allowance for doubtful accounts         (6,919)        (11,413)         (7,307)
                                           ---------       ---------       ---------
                                             152,086         313,412         156,244
                                           ---------       ---------       ---------

      Notes receivable
      and consignor advances                 109,226         203,701         184,555
      Allowance for credit losses             (1,442)        (11,522)         (2,511)
                                           ---------       ---------       ---------
                                             107,784         192,179         182,044
                                           ---------       ---------       ---------

      Total                                $ 259,870       $ 505,591       $ 338,288
                                           =========       =========       =========

      The Company provides collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in the Company's net notes receivable balance are unsecured loans totaling $34.9 million, $44.8 million and $58.4 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

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

      Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend on a secured basis at loan to value ratios higher than 50%. In certain situations, the Company will also finance the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. During the fourth quarter of 2000, the Company recorded a $9.0 million provision related to one such unsecured loan. This loan was written off during the first quarter of 2001. The net total of all such unsecured loans was $18.7 million, $23.0 million and $36.7 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

      The weighted average interest rates charged on notes receivable and consignor advances were 8.9% at September 30, 2001 and 9.4% at December 31, 2000 and September 30, 2000. The carrying amounts of notes receivable and consignor advances approximate their fair value at September 30, 2001.

      Changes in the allowance for credit losses relating to both current and non-current notes receivable for the nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                           2001          2000
                                                           ----          ----
      Allowance for credit losses
      at January 1,                                      $ 11,522       $ 2,904
      Write-offs                                          (10,066)         (338)
      Other                                                   (14)          (55)
                                                         --------       -------
      Allowance for credit losses
      at September 30,                                   $  1,442       $ 2,511
                                                         ========       =======

3.    CREDIT ARRANGEMENTS

      Short-term borrowings and long-term debt consist of the following (in thousands):

                                                          As of
                                         ---------------------------------------

                                         September 30,  December 31,   September
                                             2001          2000         30, 2000
                                         -------------  ------------   ---------
      CURRENT:
       Borrowings under the
         Amended and Restated
         Credit Agreement                   $130,000      $116,000      $157,000

      NON-CURRENT:
      Long-term debt securities
         (net of unamortized
         discount of $618, $666
         and $681)                            99,382        99,334        99,319
                                            --------      --------      --------

      Total                                 $229,382      $215,334      $256,319
                                            ========      ========      ========

      BANK CREDIT FACILITIES - In July 2001, the Company amended and restated its existing credit agreement (the "Amended and Restated Credit Agreement") with an international syndicate of lenders arranged through J.P. Morgan Securities, Inc. The Amended and Restated Credit Agreement provides for two separate credit facilities consisting of: (1) a senior secured term facility (the "Term Facility") of $130 million with repayment due on August 10, 2002 and (2) a senior secured revolving credit facility (the "Revolving Facility") of up to $120 million available through July 10, 2002. The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the Company's headquarters at 1334 York Avenue in New York (the "York Property"). In addition, borrowings by the Company's United Kingdom ("U.K.") affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to LIBOR plus
      3.0 percent. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain leverage ratio and interest coverage ratio tests. The Company was in compliance with these covenants as of September 30, 2001. The Company incurred arrangement and origination fees of $5.3 million in connection with the Amended and Restated Credit Agreement, which are being amortized over the terms of the respective commitments. Commitment fees are determined based on the aggregate amount of unused commitments under the Amended and Restated Credit Agreement and are charged quarterly in arrears. At September 30, 2001, the Company had outstanding short-term borrowings of $130 million under the Term Facility at a weighted average interest rate of 6.8%. At September 30, 2001, the Company had no outstanding borrowings under the Revolving Facility.

      SENIOR UNSECURED DEBT - In February 1999, the Company issued a tranche of senior unsecured long-term debt securities (the "Notes") for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on property and entering into certain sale-leaseback transactions. The Company was in compliance with these covenants as of September 30, 2001. If and to the extent required under the Indenture pursuant to which the Notes were issued and subject to certain exceptions contained in the Indenture, the security documents executed in connection with the Amended and Restated Credit Agreement provide that the obligations under the Notes shall be secured equally and ratably with that portion of the obligations under the Amended and Restated Credit Agreement that exceed the permitted exceptions contained in the Indenture.

4.    COMPREHENSIVE LOSS

      The Company's comprehensive loss includes the net loss for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three and nine months ended September 30, 2001 and 2000, comprehensive loss is as follows (in thousands):

                                                  Three Months                   Nine Months
                                               Ended September 30,            Ended September 30,
                                             ------------------------       ------------------------

                                               2001            2000           2001            2000
                                               ----            ----           ----            ----
      Net loss                               ($33,056)      ($184,179)      ($41,327)      ($183,229)

      Other comprehensive income (loss)
      - net of taxes                            2,290          (2,127)          (403)         (2,450)
                                             --------       ---------       --------       ---------
      Comprehensive
      Loss                                   ($30,766)      ($186,306)      ($41,730)      ($185,679)
                                             ========       =========       ========       =========

5.    SEGMENT REPORTING

      For the three and nine months ended September 30, 2001 and 2000, revenues for the Company's operating segments are as follows (in thousands):

                           Three Months Ended               Nine Months Ended
                           ------------------               -----------------

                      September 30,    September 30,   September 30,   September 30,
                           2001            2000            2001            2000
                           ----            ----            ----            ----
      Auction            $25,327          $27,946        $186,441        $207,538

      Real Estate          9,794            9,151          25,695          29,721

      Finance              2,162            4,383           9,411          12,584

      other                1,088            1,072           3,693           4,840
                         -------          -------        --------        --------

      Total              $38,371          $42,552        $225,240        $254,683
                         =======          =======        ========        ========

      For the three and nine months ended September 30, 2001 and 2000, profit or loss before taxes for the Company's operating segments are as follows (in thousands):

                        Three Months Ended               Nine Months Ended
                        ------------------               -----------------

                    September 30,  September 30,   September 30,   September 30,
                         2001          2000            2001            2000
                         ----          ----            ----            ----
      Auction          ($40,356)      ($42,678)      ($41,664)      ($44,729)

      Real Estate         2,382          2,254          3,393          9,341

      Finance              (155)           (43)          (554)           483

      other                (354)          (652)        (1,197)          (914)
                       --------       --------       --------       --------

      Total            ($38,483)      ($41,119)      ($40,022)      ($35,819)
                       ========       ========       ========       ========

      The following is a reconciliation of loss before taxes for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Operations (in thousands):

                                          For the                         For the
                                     Three months Ended              Nine months ended
                                        September 30,                   September 30,
                                        -------------                   -------------

                                     2001           2000            2001            2000
                                   --------       ---------       --------       ---------
      Total loss before taxes
      for reportable segments      ($38,129)      ($ 40,467)      ($38,825)      ($ 34,905)

      Other loss before taxes          (354)           (652)        (1,197)           (914)
      Unallocated amounts:
        Retention costs              (4,972)             --        (13,669)             --
        Special charges                (751)       (184,766)        (2,622)       (188,583)
        Restructuring charges        (8,364)             --         (7,704)             --
        Amortization of
          discount related to
          Antitrust fine and
          Amazon settlement            (788)             --         (2,265)             --
                                   --------       ---------       --------       ---------

      Consolidated loss
      before taxes                 ($53,358)      ($225,885)      ($66,282)      ($224,402)
                                   ========       =========       ========       =========

      As of September 30, 2001 and 2000, total assets for the Company's operating segments are as follows (in thousands):

                              2001          2000
                              ----          ----

      Auction               $497,277      $757,483

      Real Estate             21,937        18,206

      Finance                109,269       190,318

      other                    2,142         3,328
                            --------      --------

      Total                 $630,625      $969,335
                            ========      ========

      The following is a reconciliation of assets for the Company's reportable operating segments to the applicable line items in the Consolidated Balance Sheets (in thousands):

                                              September 30,     September 30,
                                                  2001             2000
                                                  ----             ----
      Total assets for reportable segments      $628,483         $966,007
      Other assets                                 2,142            3,328
      Unallocated amounts:
         Other unallocated amounts                77,596           12,620
         Goodwill                                  9,807           10,070
                                                --------         --------

      Consolidated assets                       $718,028         $992,025
                                                ========         ========

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

      Additionally, on May 14, 2001, the Company deposited a global vendor's commission discount certificate (the "Global Certificate") in an escrow account in accordance with the U.S. Antitrust Litigation settlement. Such Global Certificate has a face value of $62.5 million and was determined by the court to have a fair market value of not less than $50 million. The Company currently has recorded estimated redemptions of $50 million related to the individual vendor's commission discount certificates (the "Discount Certificates") in the Consolidated Balance Sheets under long-term settlement liability, as detailed below. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs sometime in late 2002. The Company expects to incur costs for printing, issuing and redeeming the Discount Certificates issued to the class of plaintiffs related to the U.S. Antitrust Litigation settlement. These costs have not been expensed since they are currently not estimatable due to the expected timing of when the Discount Certificates will be printed and issued.

      For the three and nine months ended September 30, 2001 and 2000, the Company recorded the following pre-tax special charges related to the investigation by the DOJ, other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed above and in Part II, Item 1 "Legal Proceedings" (in thousands):

                                     Three months ended        Nine months ended
                                        September 30,            September 30,
                                        -------------            -------------

                                     2001        2000         2001         2000
                                     ----      --------      ------      --------
      U.S. Antitrust Litigation      $ --      $100,000      $   --      $100,000

      Shareholder Litigation           --        40,000          --        40,000

      Antitrust Fine                   --        34,113          --        34,113

      Amazon Settlement                --         8,143          --         8,143

      Legal and other
      professional fees               751         2,510       2,622         6,327
                                     ----      --------      ------      --------

      Total                          $751      $184,766      $2,622      $188,583
                                     ====      ========      ======      ========

      Amounts charged to the Company's settlement liabilities related to the DOJ investigation and other related matters through September 30, 2001 were as follows (in thousands):

                                        U.S.                        Antitrust        Amazon
                                     Antitrust      Shareholder       Fine         Settlement
                                     Litigation      Litigation       (net)           (net)
                                     ----------     -----------     ---------      ----------
      Liability at
      December 31, 2000               $ 156,000       $ 40,000       $ 34,113       $ 7,714

      Issuance of Class A Common
      Stock                                  --        (40,000)            --            --

      Cash payments
      to Amazon                              --             --             --        (1,781)

      Cash payment
      to DOJ                                 --             --         (3,000)           --

      Amortization
      of discount                            --             --          1,848           417

      Cash payment into escrow         (106,000)            --             --            --
                                      ---------       --------       --------       -------

      Liability at
      September 30,2001               $  50,000       $     --       $ 32,961       $ 6,350
                                      =========       ========       ========       =======

      (See Note 12 for information on a subsequent event relating to the Amazon Settlement.)

      (See Part II, Item 1 "Legal Proceedings" for further information regarding the matters discussed above.)

7.    COMMITMENTS AND CONTINGENCIES

      COMMITMENTS - As of September 30, 2001, the Company had outstanding letters of credit of approximately $7.5 million primarily relating to bank guarantees on rental obligations, U.K. Temporary Import VAT and other customs obligations in Europe.

      In conjunction with the retention plans approved during 2001 as discussed in Note 8, the Company entered into employment agreements with a group of certain key employees, which expire at various dates through December 31, 2003. Such agreements provide, among other benefits, for minimum salary levels, incentive bonuses which are payable if specified Company and individual goals are attained, as well as cash awards in conjunction with the Company's retention programs. The aggregate commitment for future salaries at November 1, 2001, excluding incentive bonuses and cash awards in conjunction with the Company's retention programs, was approximately $6.3 million. See Note 8 for further information related to the Company's retention programs.

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

      In June 2001, certain class members filed notices of appeal of the court's order approving the U.S. Antitrust Litigation settlement. (See Part II,
      Item 1 "Legal Proceedings" for further discussion related to the U.S. Antitrust Litigation.)

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

      LENDING AND OTHER CONTINGENCIES - The Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note 2). Unfunded commitments to extend additional credit were approximately $13.7 million at September 30, 2001.

      On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property doesn't sell, the amount of the guarantee must be paid). At September 30, 2001, the Company had outstanding guarantees totaling approximately $25.4 million, which covers auction property having a mid-estimate sales price of approximately $32.4 million. At November 9, 2001, the Company had outstanding guarantees totaling approximately $29.5 million, which covers auction property having a mid-estimate sales price of approximately $36.0 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a specified price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guaranteed amount prior to the auction. As of September 30, 2001, approximately $20.7 million had been funded under outstanding guarantees. As of November 9, 2001, approximately $17.1 million had been funded.

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

      (See Notes 6 and 8 for other commitments and contingencies.)

8.    RETENTION PROGRAMS

      During 2000, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved cash awards for the retention of certain key employees. During 2001, the Compensation Committee approved plans providing for further cash awards for the retention of certain key employees. Employees granted such cash awards will receive cash payments upon fulfillment of full-time employment through certain dates in 2001, 2002 and 2003. An employee granted a cash award under any of the foregoing arrangements who leaves the Company prior to such date will, generally, forfeit his or her right to payment. Under all of the foregoing arrangements, up to $3.2 million is payable in January 2002, up to $18.3 million is payable in February 2002, up to $7.2 million is payable in September 2002, up to $1.0 million is payable in December 2002 and up to $11.6 million is payable in January 2003.

      All amounts related to the above retention programs are being amortized over the contractual service period. The Company has recognized expense of approximately $5.0 million and $13.7 million related to such programs for the three and nine months ended September 30, 2001, respectively.

9.    RESTRUCTURING CHARGES

      For the three and nine months ended September 30, 2001, the Company recorded the following pre-tax net restructuring charges related to the restructuring plans described below:

                                           Three months        Nine months
                                              ended               ended
                                           September 30,      September 30,
                                               2001               2001
                                           -------------      -------------
      2000 Restructuring Plan                ($  730)            ($  730)

      2001 Restructuring Plan                  9,094               9,094

      1998 Restructuring Plan                     --                (660)
                                             -------             -------

      Total                                  $ 8,364             $ 7,704
                                             =======             =======

      2000 RESTRUCTURING PLAN

      During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan (the "2000 Restructuring Plan") in the Company's Auction segment in December 2000. The liability related to the 2000 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through September 30, 2001 were as follows (in thousands):

                                                        Severance     Lease and
                                                           and        Contract
                                                       Termination   Termination     Other
                                                         Benefits        Costs       Costs       Total
                                                       -----------   ------------   -------      -----
      Liability at
      January 1, 2001                                    $ 7,127       $ 1,117       $ 546       $ 8,790

      Payment of Severance and
      Termination Benefits                                (4,722)           --          --        (4,722)

      Payment of Lease and
      Contract Termination Costs                              --          (100)         --          (100)

      Payment of Other Costs related
      to 2000 Restructuring Plan                              --            --        (415)         (415)

      Reduction in liability                                (589)          (42)        (99)         (730)
                                                         -------       -------       -----       -------

      Liability at
      September 30, 2001                                 $ 1,816       $   975       $  32       $ 2,823
                                                         =======       =======       =====       =======

      During the third quarter of 2001, the Company recorded a $0.7 million reduction in the liability for the 2000 Restructuring Plan primarily due to severance and termination benefits that will not be paid as a result of unanticipated employee attrition and redeployment of certain employees within the Company.

      Total remaining cash expenditures related to the 2000 Restructuring Plan are expected to be approximately $2.8 million, of which a substantial amount are expected to be made during the remainder of 2001.

      2001 RESTRUCTURING PLAN

      During the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan (the "2001 Restructuring Plan") in September 2001 and the Company recorded a total charge of approximately $9.1 million in the third quarter of 2001. The Company expects to record additional pre-tax charges related to the 2001 Restructuring Plan in the fourth quarter of 2001 for certain costs that did not meet the criteria for accrual as of September 30, 2001.

      The 2001 Restructuring Plan includes the termination of approximately 150 employees worldwide. These terminations primarily impact the administrative and support functions of all of the Company's operating segments, as well as certain corporate departments. The Company recorded pre-tax charges of approximately $5.2 million for severance and employee termination benefits.

      As part of the 2001 Restructuring Plan, the Company also ceased auction sales in Chicago and initiated a program to sell the building where its Chicago salesroom is located. At that date, the aggregate carrying value of the building and goodwill related to the Chicago auction business was approximately $6.3 million. The Company currently expects the sale of the building to occur sometime late in 2002. The Company recorded a loss of approximately $3.4 million for assets to be disposed.

      The Company also recorded pre-tax charges associated with the 2001 Restructuring Plan of $0.5 million for contract termination and other incremental costs.

      The liability related to the 2001 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. The restructuring charges and the amounts charged to the liability through September 30, 2001 were as follows (in thousands):

                             Severance
                                and                     Contract
                            Termination      Asset     Termination     Other
                             Benefits      Write-Off      Costs        Costs       Total
                            -----------    ---------   -----------     -----       -----
      2001 Provision           $5,174       $ 3,396       $100          $424      $ 9,094

      Asset Write-Off              --        (3,396)        --            --       (3,396)
                               ------       -------       ----          ----      -------

      Liability at
      September 30, 2001       $5,174       $    --       $100          $424      $ 5,698
                               ======       =======       ====          ====      =======

      Total cash expenditures related to the 2001 Restructuring Plan are expected to be approximately $5.7 million, of which approximately 65% will be paid in the fourth quarter of 2001. The remaining cash expenditures related to the 2001 Restructuring Plan are expected to be made during the first three quarters of 2002.

      1998 RESTRUCTURING PLAN

      During the second quarter of 2001, the Company reduced the remaining 1998 restructuring liability of $0.7 million related to the consolidation and integration of its New York operations into the York Property. The consolidation and integration was completed in the second quarter of 2001 and the Company determined that such amount was no longer required.

10.   RELATED PARTY TRANSACTIONS

      For the nine months ended September 30, 2001, the Company recognized approximately $2.8 million of commission revenue related to the sales of property consigned by a related party.

      For the nine months ended September 30, 2001, the Company recognized approximately $0.2 million of commission revenue related to the purchase of property by a related party.

      At November 9, 2001, the Company had an outstanding auction guarantee with a related party of $2.0 million, which covers auction property having a mid-estimate sales price of $3.0 million. As of November 9, 2001, the entire amount of this guarantee had been funded. See Note 7 for additional information regarding the Company's auction guarantees.

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

      The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133 and are recorded on the balance sheet at their fair value with the changes in the fair value of the derivative being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. For the three and nine months ended September 30, 2001, such costs, which are reflected in other income/(expense), were immaterial to the Company's results of operations.

      The Company's Consolidated Balance Sheet at September 30, 2001 includes a nominal liability recorded within accounts payable and accrued liabilities reflecting the fair value of the Company's forward exchange contracts.

      The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax decrease to OCI of $0.3 million ($0.2 million after-tax) during the first quarter of 2001. Substantially this entire amount was reclassified into earnings as other income/(expense) during the first quarter of 2001. The remaining amount was reclassified into earnings during the second quarter of 2001.

12.   SUBSEQUENT EVENT

      In October 2001, the Company amended its agreement (the "Amended Agreement") with Amazon.com, Inc. ("Amazon") and as consideration for entering into the Amended Agreement and in full satisfaction of the Company's obligations under the agreement, paid $11.6 million to Amazon. As a result, the Company will extinguish the existing liability of $6.3 million related to the Amazon settlement (see Note 6) and will record a pre-tax charge of approximately $5.3 million in the fourth quarter of 2001.

13.   SEASONALITY OF BUSINESS

      The worldwide art auction market has two principal selling seasons, spring and fall. During the summer and winter, sales are considerably lower. The table below demonstrates that approximately 80% of the Company's auction sales are derived from the second and fourth quarters of the year.

                                Percentage of Annual
                                    Auction Sales
                              -----------------------
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
                              ===       ===       ===

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 - The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower auction sales and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 13 of Notes to the Consolidated Financial Statements for additional information.)

The business environment in the art market continues to be difficult and the Company continues to face increased competition for consignments. Competition from the Company's traditional competitor, Christie's, as well as other auctioneers such as Phillips, de Pury & Luxembourg, have made it more difficult to win consignments of significant collections and valuable individual properties. As a result, the Company has experienced a decline in auction sales for the nine months ended September 30, 2001 and, consequently, a decrease in buyer's premium and seller's commission revenues. Additionally, competition for consignments and the impact of the new seller's commission structure have contributed to a decrease in seller's commission revenue as a percentage of auction sales during the first nine months of 2001 as compared to the same period in 2000. The Company currently believes that this business environment will continue and may adversely impact future auction sales, buyer's premium revenue and seller's commission revenue. (See statement on Forward-Looking Statements.)

The Company also currently believes that uncertainty surrounding the global economy in the wake of the terrorist attacks of September 11, 2001 will have an adverse impact on its auction sales in the fourth quarter of 2001. (See statement on Forward-Looking Statements.)

Following is a geographical breakdown of the Company's auction sales for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                          For the Three Months           For the Nine Months
                          Ended September 30,            Ended September 30,
                           2001          2000           2001            2000
                         --------      --------      ----------      ----------
North America            $ 14,297      $ 23,846      $  536,704      $  630,303
Europe                     91,439       104,081         472,109         479,717
Asia                       10,956         3,937          50,813          61,979
                         --------      --------      ----------      ----------
Total                    $116,692      $131,864      $1,059,626      $1,171,999
                         ========      ========      ==========      ==========

For the quarter ended September 30, 2001, worldwide auction sales of $116.7 million decreased 12% compared to the third quarter of 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction sales decreased 7%. The decrease in worldwide auction sales was due to a 10.3% decrease in the number of lots sold in 2001 as compared to 2000 partially offset by a 3.5% increase in the average selling price per lot sold. The auction sales decrease in North America was primarily attributable to the rescheduling of the Asia Week sales from September, when they occurred in 2000, to October 2001 as a result of the terrorist attacks of September 11, 2001. Also unfavorably impacting auction sales in North America was a decrease in Internet auction sales. The decrease in Europe was primarily due to the lack of a single-owner sale in the third quarter of 2001 comparable to the 2000 single-owner sale of Illuminated Manuscripts, as well as the timing of the Western Manuscripts sales, which occurred in the second quarter in 2001 as opposed to 2000 when they were held in the third quarter. These auction sales decreases in Europe were partially offset by higher sales of Old Masters Drawings. The increase in Asia was primarily due to the timing of the sales of Tribal Art, which occurred in the third quarter of 2001 as opposed to the second quarter of 2000, and Southeast Asian Paintings, which occurred in the third quarter of 2001 as opposed to the fourth quarter of 2000. The year-to-year comparison in Asia was also influenced by the September 2001 single-owner sale of The Estate of Sir Sidney Nolan for which there was no comparable sale in the prior year.

For the nine months ended September 30, 2001, worldwide auction sales of $1.1 billion decreased 10% compared to the first nine months of 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction sales decreased 6%. The decrease in worldwide auction sales during the first nine months of 2001 was due to a 4.6% decrease in the number of lots sold in 2001, as well as a 1.9% decrease in the average selling price per lot sold. The auction sales decrease in North America was primarily due to lower results in 2001 related to the sales of Impressionist Art, American Paintings, Old Masters Paintings and Sporting Paintings partially offset by a significant increase in auction sales attributable to single-owner collections. Specifically, the year-to-year comparison in North America was influenced by the 2001 single-owner sale of Works from the Collection of Stanley J. Seeger for which there was no comparable sale in the prior year. The decrease in Asia was primarily due to decreased auction sales results, specifically from the Magnificent Jewels and Jadeite Jewelry sale, the Fine Chinese Ceramics and Works of Art sale and the Fine Chinese Paintings sale partially offset by the sales of Southeast Asian paintings, as discussed above. Excluding the impact of unfavorable foreign currency translations, auction sales in Europe increased primarily due to the winter Impressionist Art and Contemporary Art sales in London. Such sales, which were rescheduled from December 2000, were held in February 2001 and resulted in $64.7 million in auction sales. There were no comparable sales during the first nine months of 2000. This increase in European auction sales was partially offset by a 15% decrease in auction sales attributable to single-owner collections, as well as decreased auction sales of Western Oriental Manuscripts and jewelry.

For the third quarter of 2001, worldwide auction and related revenues decreased $2.6 million, or 9%, compared to 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues decreased 6%. This decrease was principally due to lower private treaty commissions and decreased principal activities, as well as lower buyer's premium and seller's commission revenues. The decrease in principal activities is largely attributable to the continued lack of quality property presently available for investment and resale. The decreases in buyer's premium and seller's commission revenues were primarily due to decreased auction sales in the third quarter of 2001, as discussed above.

For the nine months ended September 30, 2001, worldwide auction and related revenues decreased $21.1 million, or 10%, compared to the same period in 2000. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues decreased 7%. This decrease was principally due to lower seller's commission revenues, decreased principal activities and lower buyer's premium revenues. The decrease in seller's commission revenues was principally due to deterioration in seller's commission rates primarily resulting from the current business environment in the art market, as discussed above, and decreased auction sales during the first nine months of 2001, as discussed above. The decrease in principal activities was primarily due to the factors discussed in the previous paragraph. The decrease in buyer's premium revenues was primarily due to decreased auction sales during the first nine months of the year, as discussed above, partially offset by the impact of the new buyer's premium commission structure that became effective on April 1, 2000.

Other revenues decreased $1.6 million, or 11%, in the third quarter of 2001 as compared to the same quarter of 2000. This decrease was primarily due to lower revenues in the Company's Finance operating segment resulting from a decrease in the average outstanding balance of notes receivable and consignor advances, as discussed below in Liquidity and Capital Resources, and lower interest rates earned on notes receivable and consignor advances. The decrease in Finance revenues was partially offset by higher revenues in the Company's Real Estate operating segment. The increase in Real Estate revenues was primarily due to higher sales volume in affiliated brokerage offices resulting from an increase in the number of units sold partially offset by lower average selling prices. For the three months ended September 30, 2001, other revenues were not materially affected by the translation to U.S. Dollars.

For the nine months ended September 30, 2001, other revenues decreased $8.3 million, or 18%, compared to the same period in 2000. This decrease was primarily due to lower revenues in the Company's Real Estate and Finance operating segments. The decrease in Real Estate revenues was primarily due to lower sales volume resulting from a decline in the number of units sold and lower average selling prices from Company-owned brokerage offices. The decrease in Finance revenues was principally the result of the factors discussed above. For the nine months ended September 30, 2001, other revenues were not materially affected by the translation to U.S. Dollars.

Direct costs of services (which consist largely of catalogue production and distribution costs, as well as corporate marketing and sale marketing expenses) decreased $0.5 million, or 5%, during the third quarter of 2001 compared to the same period in 2000. Excluding the impact of favorable foreign currency translations, direct costs of services decreased 3%. This decrease was principally due to savings achieved in Internet related marketing costs as a result of the continued implementation of the Company's restructuring plans, as discussed below and in Note 9 of Notes to the Consolidated Financial Statements. Such savings were partially offset by higher live auction direct costs in 2001 as compared to 2000.

Direct costs of services decreased $9.6 million, or 18%, during the first nine months of 2001 as compared to the same period in 2000. Excluding the impact of favorable foreign currency translations, direct costs of services decreased 16%. This decrease was principally due to savings achieved in Internet related marketing costs, as discussed in the previous paragraph. Also impacting the year-to-year comparison of marketing costs are expenses incurred during the first quarter of 2000 related to the launch of the Company's websites for which there was no comparable spending during the first quarter of 2001. Such savings were partially offset by higher live auction direct costs associated with single-owner sales during the first nine months of 2001 as compared to 2000 resulting from the competitive environment for consignments, as discussed above, and the increased number of single-owner sales in 2001.

Excluding costs related to the Company's retention programs, special charges and net restructuring charges, all other operating expenses included the following for the three and nine months ended September 30, 2001 and 2000:

                                                Three months ended         Nine months ended
                                                   September 30,             September 30,
                                                   -------------             -------------

                                                 2001        2000          2001          2000
                                               -------      -------      --------      --------
    Salaries and related costs                 $35,533      $39,956      $116,601      $126,067

    General and administrative expenses         22,168       25,804        72,135        84,483

    Depreciation and amortization expense        6,367        5,727        18,595        17,889
                                               -------      -------      --------      --------

    Total                                      $64,068      $71,487      $207,331      $228,439
                                               =======      =======      ========      ========

Salaries and related costs decreased 11% and 8% during the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. Excluding the impact of favorable foreign currency translations, salaries and related costs decreased 10% and 5% during those periods. These decreases were primarily due to savings achieved in the Auction segment as a result of the Company's restructuring plans. Also influencing the comparison of salaries and related costs to the prior year are expenses incurred during the first half of 2000 for temporary employees used in connection with the design and launch of the Company's websites for which no comparable costs were incurred in 2001. Such savings were partially offset by annual merit increases throughout the Company that took effect during the first quarter of 2001.

General and administrative expenses decreased 14% during the third quarter of 2001 when compared to the same period in 2000. Excluding the impact of favorable foreign currency translations, general and administrative expenses decreased 13%. This decrease was primarily due to the reversal of a bad debt accrual that was no longer required as a result of a settlement in August 2001 related to a past due receivable, as well as a reduction in Internet related costs resulting from the Company's restructuring plans and other efforts to control costs. The Company also achieved savings in rent expense when compared to the third quarter of 2000 as a result of the consolidation of its live and Internet auction operations in New York into the York Avenue location, which was completed in April 2001.

General and administrative expenses decreased 15% during the nine months ended September 30, 2001 when compared to the same period in 2000. Excluding the impact of favorable foreign currency translations, general and administrative expenses decreased 12%. This decrease was primarily due to a reduction in Internet related costs, as discussed above, the reversal of a bad debt accrual, as discussed above, the reversal of certain other accruals that management determined were no longer required due to changes in circumstance and savings in travel and entertainment expenses. The Company also achieved savings in rent expense as result of the consolidation of its live and Internet auction operations in New York into the York Avenue location, as discussed above. Additionally, the Company achieved savings in rent expense as general and administrative expenses for the nine months ended September 30, 2000 include rental costs associated with the York Property, which was purchased by the Company in July 2000. Such savings in rent expense during the first nine months of 2001 were partially offset by higher maintenance and utilities costs related to the York Property, as well as the incremental rent associated with the new Manhattan brokerage and corporate location of Sotheby's International Realty in New York.

Depreciation and amortization expense increased 11% and 4% during the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. Excluding the impact of favorable foreign currency translations, depreciation and amortization expense increased 12% and 6% during those periods. This increase was primarily due to the commencement of depreciation on the final phase of the York Property placed in service in April 2001 and other capital projects that were placed in service subsequent to the third quarter of 2000.

For the three and nine months ended September 30, 2001, the Company recognized expense of approximately $5.0 million and $13.7 million related to the retention programs for key employees discussed in Note 8 of Notes to the Consolidated Financial Statements.

Internet related expenses totaled $4.5 million and $18.7 million for the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2000, total Internet related expenses were $10.7 million and $43.9 million, respectively. The significant decrease is principally due to savings achieved in marketing expenses, general and administrative expenses and salaries and related costs, as discussed above.

RESTRUCTURING CHARGES - For the three and nine months ended September 30, 2001, the Company recorded the following pre-tax net restructuring charges related to the restructuring plans described below:

                                        Three months       Nine months
                                           ended              ended
                                        September 30,     September 30,
                                            2001              2001
                                        -------------     -------------
    2000 Restructuring Plan               ($  730)           ($  730)

    2001 Restructuring Plan                 9,094              9,094

    1998 Restructuring Plan                    --               (660)
                                          -------            -------

    Total                                 $ 8,364            $ 7,704
                                          =======            =======

During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan (the "2000 Restructuring Plan") in the Company's Auction segment in December 2000.

During the third quarter of 2001, the Company recorded a $0.7 million reduction in the liability for the 2000 Restructuring Plan primarily due to severance and termination benefits that will not be paid as a result of unanticipated employee attrition and redeployment of certain employees within the Company.

During the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan (the "2001 Restructuring Plan") in September 2001 and the Company recorded a restructuring charge of approximately $9.1 million in the third quarter of 2001. The Company expects to record additional pre-tax charges related to the 2001 Restructuring Plan in the fourth quarter of 2001 for certain costs that did not meet the criteria for accrual as of September 30, 2001. The 2001 Restructuring Plan impacts all of the Company's operating segments, as well as certain corporate departments.

Total estimated net annual cost savings following the full implementation of the restructuring plans will approximate $50 million. These savings have been initiated during the first nine months of 2001, primarily in the Internet, and are currently expected to be fully realized by the end of 2002. Most of the anticipated savings are expected to be achieved through lower salary and related expenses resulting from terminations and attrition, as well as reductions in direct costs of services and general and administrative expenses.

Total remaining cash expenditures related to the restructuring plans are expected to be approximately $8.5 million. The majority of such cash expenditures are expected to be made in the fourth quarter of 2001 with the balance being made throughout the first nine months of 2002.

During the second quarter of 2001, the Company reduced the remaining 1998 restructuring liability related to the consolidation and integration of its New York operations into the York Property. As the consolidation and integration was completed in the second quarter of 2001, the Company determined that such amount was no longer required.

(See Note 9 of Notes to the Consolidated Financial Statements for additional information on the Company's restructuring plans.)

(With respect to all statements made herein regarding the Company's restructuring plans, see statement on Forward-Looking Statements.)

SPECIAL CHARGES - The Company recorded the following pre-tax special charges related to the investigation by the DOJ, other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed in Note 6 of Notes to the Consolidated Financial Statements and in Part II, Item 1 "Legal Proceedings" (in thousands):

                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                      -------------           -------------

                                   2001        2000         2001         2000
                                   ----      --------      ------      --------
    U.S. Antitrust Litigation      $ --      $100,000      $   --      $100,000

    Shareholder Litigation           --        40,000          --        40,000

    Antitrust Fine                   --        34,113          --        34,113

    Amazon Settlement                --         8,143          --         8,143

    Legal and other
    professional fees               751         2,510       2,622         6,327
                                   ----      --------      ------      --------

    Total                          $751      $184,766      $2,622      $188,583
                                   ====      ========      ======      ========

NET INTEREST EXPENSE - Net interest expense increased $2.2 million and $7.8 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. This increase was primarily due to an increase in weighted average outstanding borrowings during the period, as well as higher borrowing costs related to the Company's credit facility that was amended and restated in July 2001 (See Note 3 of Notes to the Consolidated Financial Statements).

INCOME TAX BENEFIT - The consolidated effective tax rate was 38% for the three and nine months ended September 30, 2001 compared to approximately 18% for the same periods in 2000. The lower tax rate in 2000 is primarily due to the fact that the Antitrust Fine payable to the DOJ was not tax deductible and only a portion of the U.S. Antitrust Litigation settlement was tax deductible.

NET LOSS AND LOSS PER SHARE - For the third quarter of 2001, the Company's net loss decreased to ($33.1) million from a net loss of ($184.2) million in the third quarter of 2000. Diluted loss per share for the third quarter of 2001 decreased to ($0.54) per share from ($3.13) per share for the third quarter of 2000. The impact of special charges on diluted loss per share was ($0.01) and ($2.68) for the quarters ended September 30, 2001 and 2000, respectively. The impact of net restructuring charges on diluted loss per share was ($0.09) for the quarter ended September 30, 2001. The impact on diluted loss per share related to the Company's Internet operating loss was ($0.04) and ($0.10) per share for the quarters ended September 30, 2001 and 2000, respectively.

For the nine months ended September 30, 2001, the Company recorded a net loss of ($41.3) million compared to a net loss of ($183.2) million during the same period in 2000. Diluted loss per share for the nine months ended September 30, 2001 was ($0.68) compared to diluted loss per share of ($3.11) for the same period in 2000. For the nine months ended September 30, 2001 and 2000, the impact of special charges on the Company's diluted loss per share was ($0.03) and ($2.72), respectively. The impact of net restructuring charges on diluted loss per share was ($0.08) for the nine months ended September 30, 2001. The impact on diluted loss per share related to the Company's Internet operating loss was ($0.15) and ($0.41) for the nine months ended September 30, 2001 and 2000, respectively.

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

SUBSEQUENT EVENT - In October 2001, the Company amended its agreement with Amazon and as consideration for entering into the Amended Agreement and in full satisfaction of the Company's obligations under the agreement, paid $11.6 million to Amazon. As a result, the Company will extinguish the existing liability of $6.3 million related to the Amazon settlement (see Note 6 of Notes to the Consolidated Financial Statements) and will record a pre-tax charge of approximately $5.3 million in the fourth quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES - The Company's net debt position (total debt, which includes short-term borrowings and long-term debt, less cash and cash equivalents) totaled $200.0 million at September 30, 2001 compared to a net debt position of $160.7 million and $170.4 million at December 31, 2000 and September 30, 2000, respectively. The increase in the net debt position as of September 30, 2001 compared to December 31, 2000 was primarily the result of lower cash balances and increased borrowings under the Amended and Restated Credit Agreement, as defined in Note 3 of Notes to the Consolidated Financial Statements. (See Statement of Cash Flows for additional information.) The increase in the net debt position as of September 30, 2001 compared to September 30, 2000 was principally due to lower cash balances primarily resulting from the funding of a portion of the U.S. Antitrust Litigation settlement in the fourth quarter of 2000 (see Note 6 of Notes to the Consolidated Financial Statements and in Part II, Item 1 "Legal Proceedings") partially offset by decreased borrowings under the Amended and Restated Credit Agreement.

Working capital (current assets less current liabilities) at September 30, 2001 was $14.9 million compared to $39.5 million and $40.2 million at December 31, 2000 and September 30, 2000, respectively. The decrease in working capital when compared to December 31, 2000 was primarily due to the accrual of current liabilities related to the Company's restructuring plans (see Note 9 of Notes to the Consolidated Financial Statements) and increased borrowings under the Amended and Restated Credit Agreement partially offset by the extinguishment of liabilities related to the U.S. Antitrust Litigation and Shareholder Litigation settlements. The decrease in working capital when compared to September 30, 2000 was primarily due to lower cash balances and the accrual of current liabilities related to the Company's restructuring plans (see Note 9 of Notes to the Consolidated Financial Statements) partially offset by the extinguishment of liabilities related to the U.S. Antitrust Litigation and Shareholder Litigation settlements and decreased borrowings under the Amended and Restated Credit Agreement.

Net notes receivable and consignor advances decreased to $107.8 million at September 30, 2001 from $192.2 million and $182.0 million at December 31, 2000 and September 30, 2000, respectively. These amounts include $8.8 million, $36.0 million and $51.0 million of loans which have a maturity of more than one year at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. The decrease in net notes receivable and consignor advances is primarily the result of the collection of maturing loans during the first nine months of 2001, as well as decreased funding of new unsecured loans.

The Company relies on internally generated funds and borrowings to meet its financing requirements. In July 2001, the Company amended and restated its existing credit agreement (the "Amended and Restated Credit Agreement") with an international syndicate of lenders arranged through J.P. Morgan Securities, Inc. The Amended and Restated Credit Agreement provides for two separate credit facilities consisting of: (1) a senior secured term facility of $130 million with repayment due on August 10, 2002 (the "Term Facility") and (2) a senior secured revolving credit facility of up to $120 million available through July 10, 2002 (the "Revolving Facility"). (See Note 3 of Notes to the Consolidated Financial Statements.)

All current outstanding borrowings under the Amended and Restated Credit Agreement are classified as current liabilities on the Consolidated Balance Sheet at September 30, 2001.

For the nine months ended September 30, 2001, the Company's primary sources of liquidity were proceeds from the collection of accounts receivable and maturing client loans. The most significant cash uses during the first nine months of 2001 were payments to consigners and capital expenditures. (See Statement of Cash Flows for additional information.)

Capital expenditures totaled $27.7 million for the first nine months of 2001 and 2000. In 2001, such capital expenditures consist primarily of costs associated with the construction of the York Property and the new Manhattan brokerage and corporate location of Sotheby's International Realty.

From time to time, the Company has off-balance sheet commitments to consignors that property will sell at a minimum price and legally binding lending commitments in conjunction with the client loan program. (See Note 7 of Notes to the Consolidated Financial Statements for additional information.) The Company does not believe that material liquidity risk exists relating to these commitments.

The Company currently believes that operating cash flows, current cash balances and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements over the next twelve months. Such operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan program, capital expenditures, payments due under the Company's retention programs (see Note 8 of Notes to the Consolidated Financial Statements) and severance payments related to the Company's restructuring plans (see Note 9 of Notes to the Consolidated Financial Statements).

The Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through August 10, 2002 and July 10, 2002, respectively. Subsequent to those dates, an extension, amendment or refinancing of the Amended and Restated Credit Agreement will be necessary to supplement operating cash flows to meet long-term operating needs and capital requirements, as well as to fund the remaining payments due under the Company's antitrust fine (see Part II, Item 1 "Legal Proceedings") and payments due under the Company's retention programs (see Note 8 of Notes to the Consolidated Financial Statements). Alternatively, the Company believes that it has other options available for capital resources, including, but not limited to, various types of debt instruments with varying maturities, the issuance of new equity or convertible securities and the sale of certain corporate assets. However, there can be no guarantee that such funding will be available on terms acceptable to the Company. If the Company were unable to obtain such funding, this would have a material adverse effect on the Company's business, results of operations and/or financial condition. (See Statement on Forward Looking Statements.)

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

The Company's European financial and cash management operations affected by the euro conversion were adequately prepared for its introduction. For the transition period and the period after January 1, 2002, the Company's management is continuing to analyze the potential business implications of converting to a common currency. The Company is unable to determine the ultimate financial impact, if any, of the euro conversion on its operations given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates. (See statement on Forward-Looking Statements).

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement updates accounting and reporting standards for goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on January 1, 2002. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement primarily addresses the accounting for long-lived assets to be disposed and provides implementation guidance for the impairment of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, short-term borrowings and long-term debt. The market risk of the Company's financial instruments has not changed significantly as of September 30, 2001 from that set forth in the Company's Form 10-K for the year ended December 31, 2000.

At September 30, 2001, the Company had $32.2 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts. The Company's Consolidated Balance Sheet at September 30, 2001 includes a nominal liability recorded within accounts payable and accrued liabilities reflecting the fair value of these contracts. See Note 11 of Notes to the Consolidated Financial Statements for additional information on the Company's use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. At September 30, 2001, all of the Company's forward exchange contracts are with one counterparty.

FORWARD-LOOKING STATEMENTS

This form 10-Q contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not ranked in any particular order:

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

(7)   The European Monetary Union

(8) The Company's success in developing and implementing its Internet auction strategy

(9)   The demand for art-related financing

(10)  The demand for luxury residential real estate

(11)  The effects of market risk

(12)  The extension or refinancing of the Amended and Restated Credit Agreement

(13)  The successful implementation of the Company's restructuring plans

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

On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation, subject to court approval. On April 20, 2001, the Court approved an amended settlement agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company has deposited into an escrow account for the benefit of members of the class (a) $206 million in cash and (b) a global vendor's commission discount certificate with a face value of $62.5 million. The court determined that the $62.5 million face value of the global vendor's commission discount certificate had a fair market value of not less than $50 million. Of these amounts, $156 million in cash was funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. The vendor's commission discount certificates may be used to pay vendor's commissions and certain other sale charges at Sotheby's or Christie's during the five years after their distribution to members of the class and are redeemable for cash at the end of four years. The Company entered into the Amended Settlement Agreement without any admission of liability. Certain class members have filed notices of appeal of the court's order approving the settlement. The United States Court of Appeals for the Second Circuit will hear the appeal in the U.S. Antitrust Litigation.

Three other purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the United States. Christie's was also named as a defendant in these actions along with several current or former directors and/or officers of both the Company and Christie's. The complaints in these actions (the "International Antitrust Litigation") contained allegations identical to the complaints in the U.S. Antitrust Litigation but were considered separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the United States. On February 13, 2001, the plaintiffs filed a motion seeking reconsideration of the court's decision, and on February 15, 2001, the court entered an order denying plaintiffs' request for reconsideration. Plaintiffs have appealed the court's decision to the United States Court of Appeals for the Second Circuit. On October 3, 2001, the Court of Appeals heard oral arguments on this appeal, and it is expected that a decision will be rendered within the next few months.

In addition to the federal actions, six indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc. and Christie's in the Superior Court of the State of California, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. The Company filed a demurrer to these complaints on May 10, 2000. Pursuant to a stipulation among the parties, plaintiffs have until November 30, 2001 to file a consolidated amended complaint; defendants can then decide whether to file a further demurrer; and all discovery is stayed until March 11, 2002.

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

The parties have entered into a settlement agreement to settle all of the above shareholder derivative litigation. Pursuant to this agreement, which was approved by the Michigan Circuit Court, Oakland County, on July 16, 2001, Sotheby's has recovered $1.1 million from its directors and officers liability insurance carrier. In addition, as described above, the Company has received certain cash payments from A. Alfred Taubman in connection with settlement of the U.S. Antitrust Litigation and the Shareholder Litigation, and Diana D. Brooks, the Company's former President and Chief Executive Officer, has agreed to relinquish all of her Sotheby's stock options. Plaintiffs, on behalf of themselves and the Company, have provided a release of all claims which have been or could have been asserted in the derivative litigation relating to the allegations involved in the derivative litigation to all present and past directors and officers of Sotheby's (other than Mr. Taubman and Ms. Brooks). Sotheby's retains all claims (to the extent not otherwise released pursuant to a separate agreement between Sotheby's and Mr. Taubman) against Mr. Taubman and Ms. Brooks. Finally, the Company has paid to plaintiffs' counsel $1.5 million in legal fees. The Company and the individual defendants entered into an agreement releasing certain claims against the Company's directors and officers liability insurance carrier. The settlement has been funded and the time to appeal has expired.

The Company is also aware of a governmental investigation in Italy arising from certain allegations of improper conduct by current and former Company employees. These allegations arose from an early 1997 television program aired in the United Kingdom as well as the publication of a related book. The Company has been in contact during the past several years with, and is continuing to work with, the relevant authorities.

The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition. (See statement on Forward-Looking Statements.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  10(a) - Amended and Restated Credit Agreement, dated as of
                          July 10, 2001, among Sotheby's Holdings, Inc., Sotheby's, Inc., Oatshare Limited, Sotheby's, Sotheby's Global Trading GmbH, the Lenders named therein and The Chase Manhattan Bank

                  10(b) - Employment Agreement between Sotheby's Holdings, Inc.
                          and William F. Ruprecht

                  10(c) - Employment Agreement between Sotheby's Holdings, Inc.
                          and William S. Sheridan

                  10(d) - Agreement between Sotheby's Holdings, Inc. and Robin
                          Woodhead

            (b)   Reports on Form 8-K

                  None

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10(a) Amended and Restated Credit Agreement, dated as of July 10, 2001, among Sotheby's Holdings, Inc., Sotheby's, Inc., Oatshare Limited, Sotheby's, Sotheby's Global Trading GmbH, the Lenders named therein and The Chase Manhattan Bank

10(b) Employment Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht

10(c) Employment Agreement between Sotheby's Holdings, Inc. and William S. Sheridan

10(d)           Agreement between Sotheby's Holdings, Inc. and Robin Woodhead

                            SOTHEBY'S HOLDINGS, INC.
                                AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 14th day of November, 2001, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

                                    SOTHEBY'S HOLDINGS, INC.


                                    By:  /s/ Michael L. Gillis
                                         Michael L. Gillis
                                         Vice President, Controller
                                         and Chief Accounting Officer