Form 10-K405
period 2001-12-31
SOTHEBYS HOLDINGS INC
filed 2002-03-12
CIK 823094

________________________________________________________________________________
________________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K
(MARK ONE)
       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                          OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO          , AND

                         COMMISSION FILE NUMBER 1-9750.
                              -------------------
                            SOTHEBY'S HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

                     MICHIGAN                                            38-2478409
          (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

         38500 WOODWARD AVENUE, SUITE 100                                   48304
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    As of March 1, 2002, the aggregate market value of the 28,190,041 shares of Class A Limited Voting Common Stock held by non-affiliates of the registrant was $440,610,341 based upon the closing price ($15.63) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Limited Voting Common Stock reported as beneficially owned by the controlling shareholder, directors and executive officers of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an 'affiliate' of the registrant.) As of March 1, 2002, there were outstanding 44,901,564 shares of Class A Limited Voting Common Stock (the 'Class A Common Stock') and 16,549,650 shares of Class B Common Stock (the 'Class B Common Stock'), freely convertible into 16,549,650 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the 2002 annual meeting of shareholders are incorporated by reference into Part III.

________________________________________________________________________________
________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the 'Company') is one of the world's two largest auctioneers of fine arts, antiques and collectibles, offering property through its worldwide Auction segment in approximately 90 collecting categories, among them paintings, decorative arts, jewelry and rare books. In addition to both live and Internet auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of art and collectible purchases and sales through private treaty sales. The Company also markets and brokers luxury residential real estate sales through its Real Estate segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in fine art insurance brokerage and art education activities.

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

THE AUCTION SEGMENT

    The purchase and sale of works of art in the international art market are primarily effected through numerous dealers, the major auction houses, the smaller auction houses and also directly between collectors. Although dealers and smaller auction houses generally do not report sales figures publicly, the Company believes that dealers account for the majority of the volume of transactions in the international art market.

    The Company and Christie's, a privately held auction house based in the United Kingdom (the 'U.K.'), are the two largest art auction houses in the world, although Phillips, de Pury & Luxembourg ('Phillips') increased their market share in 2001 in certain collecting categories.

    The Company auctions a wide variety of property, including fine arts, decorative arts, jewelry and rare books. Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company's principal role as an auctioneer is to identify, evaluate and appraise works of art through its international staff of specialists; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.

    In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses and applicable taxes. (See 'Management's Discussion and Analysis of Results of Operations and Financial Condition' under Item 7 for information on the Company's commission structure.) From time to time, the Company releases property sold at auction to buyers before the Company receives payment. In such situations, the Company will pay the seller the net sale proceeds for the released property at the time payment is due to the consignor, even if the Company has not received payment from the buyer. (See Note D of Notes to Consolidated Financial Statements under Item 8.)

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell, and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or, if the property does not sell, the amount of the guarantee must be paid). Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above an agreed minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. (See Note P of Notes to Consolidated Financial Statements under Item 8.)

    In addition to live auctioneering, the Company currently conducts Internet auctions through its website, sothebys.com. Approximately 5,500 fine art, antique and collectibles professionals have been selected, together with the Company, to sell traditional fine and decorative arts, jewelry and rare books on sothebys.com.

    From July 1999 through October 2001, the Company had certain arrangements with Amazon.com, Inc. ('Amazon') coordinating their activities relating to online auction sales of authenticated and guaranteed art and antiques. In the fourth quarter of 2001, the Company entered into an agreement with Amazon pursuant to which the remaining arrangement has been terminated. In January 2002, the Company entered into a strategic alliance with eBay, Inc. ('eBay') whereby sothebys.com online auctions will be incorporated into the eBay marketplace early in the summer of 2002. Under the strategic alliance, the Company will manage property flow while eBay will build and host the website. (See Notes O and R of Notes to Consolidated Financial Statements under Item 8.)

    The Company's success in its ongoing development and implementation of its Internet strategy is substantially dependent upon the following factors (which are not listed in any particular order of importance): (1) competition in the auction business; (2) the level of use of the Internet and online services; (3) consumer confidence in and acceptance of the Internet and online services for commerce, particularly for fine arts, antiques and collectibles; (4) consumer confidence in Internet security; (5) the functionality of the website's computer and communication systems; (6) the ability to upgrade and develop the website's systems and infrastructure to accommodate growth; and (7) government regulation of e-commerce generally. With respect to all statements made herein regarding the Internet, see statement on Forward Looking Statements, incorporated by reference from Item 7.

    In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the brokering of art and collectible purchases and sales through private treaty sales and the purchase and resale of art and other collectibles. For example, the Company acts as a principal through its investment in Acquavella Modern Art (the 'Partnership' or 'AMA'), a partnership between a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. ('ACA'). The term of the AMA partnership agreement expires on March 31, 2003. The Company does not control AMA; consequently, the Company uses the equity method to account for its investment in AMA. The assets of the Partnership consist principally of art inventory. The Company reflects its 50% interest in the net assets of the Partnership in Investments in the Consolidated Balance Sheets under Item 8. (See Notes B and F of Notes to Consolidated Financial Statements under Item 8.)

    The Company's auction business is seasonal, with peak revenues and operating income primarily occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. (See 'Management's Discussion and Analysis of Results of Operations' under Item 7 and Note T of Notes to Consolidated Financial Statements under Item 8.)

THE AUCTION MARKET AND COMPETITION

    Competition in the international art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale. The Company's primary auction competitor is Christie's, although Phillips provided strong competition in certain collecting categories in 2001.

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

    A complex array of factors may influence the seller's decision. These factors include: the level of expertise of the dealer or auction house with respect to the property; the extent of the prior relationship, if any, between the seller and the firm; the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category; the breadth of staff expertise; the desire for privacy on the part of sellers and buyers; the amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright compared with the estimates, guarantees or other financial options given by auction houses; the level of guarantees or the terms of other financial options offered by auction houses; the time that will elapse before the seller will receive sale proceeds; the desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and executors); the amount of commission proposed by dealers or auction houses to sell a work on consignment; the cost, style and extent of presale marketing and promotion to be undertaken by a firm; recommendations by third parties consulted by the seller; personal interaction between the seller and the firm's staff; and the availability and extent of related services, such as a tax or insurance appraisal and short-term financing. The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art specialists or management, have established with potential sellers.

    It is not possible to measure with any particular accuracy the entire international art market or to reach any conclusions regarding overall competition because dealers and smaller auction firms frequently do not publicly report annual sales totals.

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

    Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer.

    (See Notes B and D of Notes to Consolidated Financial Statements under Item 8.)

    The Company funds its financing activities generally through borrowings under the Amended and Restated Credit Agreement and internally generated funds. (See 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources' under Item 7 and Note H of Notes to Consolidated Financial Statements under Item 8.)

THE FINANCE MARKET AND COMPETITION

    A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of those offered by the Company. However, the Company believes that only a few other lenders are willing to accept works of art as sole collateral. The Company believes that its financing alternatives are attractive to clients who wish to obtain liquidity from their art assets.

THE REAL ESTATE SEGMENT

    The Company, through its subsidiary, Sotheby's International Realty, Inc. ('SIR'), is engaged in the marketing and brokerage of luxury residential real estate sales. SIR was founded in 1976 as a wholly-owned subsidiary of the Company. A natural extension of the Company's auction services, SIR's early mission was to assist fine arts, furniture and collectibles clients in buying and selling distinctive properties. Since that time SIR has evolved into a worldwide organization serving an international customer base. Today, SIR provides brokerage, marketing and consulting services for luxury residential, resort, farm and ranch properties domestically and internationally.

    SIR offers real estate clients a global network of brokerage operations, including 17 company-owned brokerage offices, five regional offices and a buyers' representative in Hong Kong.

    The company-owned brokerage offices of SIR are located on the upper East Side and in SoHo in Manhattan, New York; Southampton, Bridgehampton and East Hampton, New York; Palm Beach, Florida; Beverly Hills, Brentwood, Santa Barbara and San Francisco, California; Greenwich and Litchfield County, Connecticut; Santa Fe, New Mexico; Jackson Hole, Wyoming; Sydney, Australia; London, England and Paris, France.

    SIR's five regional offices, located in Manhattan, New York; Palm Beach, Florida; Newport Beach, California; Boston, Massachusetts; and Munich, Germany, manage the Company's affiliation with more than 185 independent brokerage offices in the United States ('U.S.'), Europe, Canada and the Caribbean. In selecting its affiliates, SIR evaluates a firm's expertise in the high-end segment of its local market, community reputation and dedication to customer service. Each affiliate is the exclusive SIR representative in its respective territory.

    Through the SIR global network, buyers are offered access to distinctive properties, in a range of prices, in both domestic and international luxury real estate markets. The global network, combined with SIR's connection to the Company's auction and finance businesses, provides sellers access to a unique, qualified group of buyers.

    Additionally, through Sotheby's Lehman Mortgage Services ('SLMS'), a joint venture with Lehman Brothers Bank, FSB, a wholly-owned subsidiary of Lehman Brothers Holdings, Inc., SIR accommodates the unique financing needs of the purchasers of high-end residential real estate. The Company does not control SLMS; consequently, the Company uses the equity method to account for its investment in SLMS. (See Notes B and F of Notes to Consolidated Financial Statements under Item 8.)

REAL ESTATE COMPETITION

    SIR's primary competitors are small, local real estate brokerage firms that deal exclusively with luxury real estate and the 'distinctive property' divisions of large regional and national real estate firms, which have recently begun to provide substantially increased competition.

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

FACTORS AFFECTING OPERATING REVENUES AND LIQUIDITY

    See 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Factors Affecting Operating Revenues and Liquidity' under
Item 7.

FINANCIAL AND GEOGRAPHICAL INFORMATION ABOUT OPERATING SEGMENTS

    See Note C of Notes to Consolidated Financial Statements under Item 8 for financial and geographical information about the Company's operating segments.

PERSONNEL

    At December 31, 2001, the Company had 1,799 employees: 777 located in North America; 664 in the U.K. and 358 in the rest of the world. The following table provides a breakdown of employees by operating segment as of December 31, 2001:

OPERATING SEGMENT                          NUMBER OF EMPLOYEES
-----------------                          -------------------
Auction..................................         1,493
Real Estate..............................           102
Finance..................................             5
Other....................................           199
                                                  -----
    Total................................         1,799
                                                  -----
                                                  -----

    The Company regards its relations with its employees as good.

    (See Note R of Notes to Consolidated Financial Statements under Item 8 for information on the Company's restructuring plans.)

ITEM 2. PROPERTIES

    The Company's North American Auction and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the 'York Property'). The York Property is approximately 400,000 square feet. The Company also currently leases warehouse space at one other location in New York City, and leases office and exhibition space in several other major cities throughout the U.S., including Los Angeles, San Francisco, Chicago, Palm Beach, Philadelphia and Boston.

    The Company acquired the York Property in July 2000. During the first quarter of 2001, the Company completed the construction of a six-story addition and renovation of the York Property, which expanded the Company's auction, warehouse and office space in New York City and enabled the Company to consolidate many of its New York City operations. As a result, during 2001, the Company reduced the number of other office and warehouse spaces leased in the New York City area.

    The Company has granted a mortgage on the York Property to the lenders under its existing credit facility. (See 'Management's Discussion and Analysis of Results of Operations -- Liquidity and Capital Resources' under Item 7 and Note H of Notes to Consolidated Financial Statements under Item 8.)

    The Company's U.K. operations (primarily auction) are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's (U.K.) are located. The New Bond Street premises are approximately 200,000 square feet. The Company also leases approximately 50,000 square feet at Olympia, a landmark building located in Kensington, West London. The Olympia facility, which commenced operations in September 2001, is a specially dedicated middle market salesroom that expands the Company's London auction operations. In addition, the Company leases warehouse space at King's House in West London and owns a building in Sussex, which previously housed an auction salesroom.

    The Company also leases space primarily for auction operations in various locations throughout Continental Europe, including salesrooms in Amsterdam, Geneva, Milan, Paris and Zurich; in Asia, including Hong Kong, Singapore, Taipei, and Tokyo; in Australia and in South America.

    During the second quarter of 2001, SIR relocated and consolidated its corporate headquarters, upper East Side Manhattan brokerage operations and certain regional operations to approximately 25,000 square feet of office space at 38 East 61st Street, New York, New York, under a lease from an unaffiliated party. SIR also leases office space at a number of domestic and international locations, totaling approximately 64,000 square feet.

    In management's opinion, the Company's worldwide premises are generally more than adequate for the current conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

    In April 1997, the Antitrust Division of the United States Department of Justice (the 'DOJ') began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC. The Company has pled guilty to a violation of the U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $6 million of the fine payable to the DOJ in accordance with the plea, and the remaining $39 million of the fine is payable as follows: (a) $6 million due February 6, 2003, (b) $6 million due February 6, 2004, (c) $12 million due February 6, 2005 and (d) $15 million due February 6, 2006. The European Commission and the Canadian Competition Bureau are also conducting investigations regarding commissions charged by the Company and Christie's for auction services, and the Company is cooperating with such investigations.

    A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere. In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations. And a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations, all of which have been settled pursuant to non-appealable court-approved settlement agreements that have been fully funded.

    Included in the lawsuits described above are more than fifty purported class action lawsuits that were filed against the Company and/or its wholly-owned subsidiary, Sotheby's, Inc., beginning January 30, 2000, alleging violations of the federal antitrust laws in connection with auctions in the U.S. (the 'U.S. Antitrust Litigation'). Christie's International, PLC and Christie's, Inc. (collectively 'Christie's') were also named as defendants in these actions. All of these federal antitrust actions were filed in or later transferred to the U.S. District Court for the Southern District of New York. On February 23, 2000, the U.S. District Court for the Southern District of New York entered an order consolidating all of the actions theretofore filed in that court. Pursuant to the court's consolidation Order, plaintiffs filed a consolidated complaint on March 15, 2000, captioned In Re Auction Houses Antitrust Litigation, No. 00 Civ. 0648. The consolidated complaint was brought on behalf of individuals that purchased and/or sold items auctioned by defendants during the period of January 1, 1993 through February 7, 2000.

    On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation, subject to court approval. On April 20, 2001, the Court approved an amended settlement agreement (the 'Amended Settlement Agreement'). Under the Amended Settlement Agreement, the Company has deposited into an escrow account for the benefit of members of the class (a) $206 million in cash and (b) a global vendor's commission discount certificate with a face value of $62.5 million. The court determined that the $62.5 million face value of the global vendor's commission discount certificate had a fair market value of not less than $50 million. Of these amounts, $156 million in cash was funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. The vendor's commission discount certificates may be used to pay vendor's commissions and certain other sale charges at Sotheby's or Christie's during the five years after their distribution to members of the class and are redeemable for cash at the end of four years. The Company entered into the Amended Settlement Agreement without any admission of liability. Certain class members have filed notices of appeal of the court's order approving the settlement. The U.S. Court of Appeals for the Second Circuit will hear the appeal in the U.S. Antitrust Litigation.

    One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against Sotheby's and Christie's alleging antitrust violations and seeking approximately $19 million in damages. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim. The parties have agreed to enter into non-binding arbitration to attempt to resolve this claim. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

    Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. Christie's was also named as a defendant in these actions along with several current or former directors and/or officers of both the Company and Christie's. The complaints in these actions (the 'International Antitrust Litigation') contained allegations identical to the complaints in the U.S. Antitrust Litigation but were considered separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the U.S. On February 13, 2001, the plaintiffs filed a motion seeking reconsideration of the court's decision, and on February 15, 2001, the court entered an order denying plaintiffs' request for reconsideration. Plaintiffs have appealed the court's decision to the U.S. Court of Appeals for the Second Circuit. On October 3, 2001, the Court of Appeals heard oral arguments on this appeal, and it is expected that a decision will be rendered within the next few months.

    In addition to the federal actions, six indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc. and Christie's in the Superior Court of the State of California, alleging violations of the Cartwright Act, California's antitrust statute, and the

California Unfair Competition Act. The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. The Company filed a demurrer to these complaints on May 10, 2000. Pursuant to a stipulation among the parties, plaintiffs have until April 1, 2002 to file a consolidated amended complaint; defendants can then decide whether to file a further demurrer; and all discovery is stayed until October 14, 2002.

    On May 11, 2000 the U.S. District Court for the Southern District of New York issued an order consolidating the shareholder class action complaints referred to above, and styling the consolidated shareholders' litigation as: In Re Sotheby's Holdings, Inc. Securities Litigation, No. 00 Civ. 1041 (DLC) (the 'Shareholder Litigation'). On September 24, 2000, the Company agreed to settle the Shareholder Litigation, and on February 16, 2001, the Court approved the settlement. The Company entered into the settlement agreement for this litigation without any admission of liability. Under the terms of the Shareholder Litigation settlement, the Company has deposited into an escrow account for the benefit of members of the class of all purchasers of the Company's Class A Common Stock during the period of February 11, 1997 through February 18, 2000: (a) $30 million in cash and (b) 2,204,708 shares of Sotheby's Class A Common Stock, which had a value of $40 million at the time they were deposited. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former chairman and a co-defendant in the Shareholder Litigation, funded the $30 million cash payment due under the terms of the Shareholder Litigation settlement. Plaintiffs' counsel has filed a notice of appeal addressed solely to the Court's award of attorneys' fees and expenses. The Company is not participating in this appeal. No other appeals have been filed and the time to appeal has expired.

    The Company's agreement with A. Alfred Taubman, pursuant to which Mr. Taubman provided funding for the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation, as described above, also provided for mutual releases by the Company and Mr. Taubman of claims against each other relating to the DOJ investigation and related investigations and civil litigation. In addition, the agreement provides for the Company to bear all liability and to indemnify Mr. Taubman for damages in connection with any civil proceeding relating to any antitrust claim asserted by buyers or sellers at auctions conducted outside of the U.S., including the International Antitrust Litigation, and for legal fees and expenses incurred by Mr. Taubman after April 12, 2001 in connection with any such proceeding.

    In Canada, a purported class action has been commenced in the Superior Court of Ontario against the Company, Sotheby's (Canada) Limited, Christie's and other defendants claiming damages in the amount of approximately $14 million plus costs for alleged anticompetitive activities. It is anticipated that a Statement of Defense will be filed denying any liability with respect to the claim.

    The Company is also aware of a governmental investigation in Italy arising from certain allegations of improper conduct by current and former Company employees. These allegations arose from an early 1997 television program aired in the U.K. as well as the publication of a related book. The Company has been in contact during the past several years with, and is continuing to work with, the relevant authorities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

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

    On March 30, 2001, the Company deposited 1.1 million shares of its Class A Common Stock with a fair market value of $20 million in an escrow account to extinguish a portion of the remaining liability related to the Shareholder Litigation settlement. On April 25, 2001, the Company deposited an additional
1.1 million shares of its Class A Common Stock in an escrow account to extinguish the remaining liability associated with the Shareholder Litigation. (See Note O of Notes to Consolidated Financial Statements and Part I, Item 3 'Legal Proceedings' for additional information relating to the Shareholder Litigation.)

    The quarterly price ranges on the NYSE of the Class A Common Stock for 2001 and 2000 are as follows:

                                                                   2001
                                                              ---------------
QUARTER ENDED                                                  HIGH     LOW
-------------                                                  ----     ---
March 31....................................................  $27.31   $18.00
June 30.....................................................  $19.91   $16.13
September 30................................................  $18.08   $10.76
December 31.................................................  $17.00   $11.86

                                                                   2000
                                                              ---------------
QUARTER ENDED                                                  HIGH     LOW
-------------                                                  ----     ---
March 31....................................................   29.06    15.63
June 30.....................................................  $19.44   $14.75
September 30................................................  $24.84   $17.94
December 31.................................................  $27.56   $21.19

    The Company's existing credit facility has a covenant that requires the Company to limit dividend payments. (See Note H of Notes to Consolidated Financial Statements under Item 8.)

    The Company did not pay any dividends during 2001 and 2000 and does not expect to pay dividends for the foreseeable future.

    The number of holders of record of the Class A Common Stock as of March 6, 2002 was 852. The number of holders of record of the Class B Common Stock as of March 6, 2002 was 27.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------
                                     2001           2000           1999         1998           1997
                                     ----           ----           ----         ----           ----
                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Auction Sales (1)...............  $1,619,908     $1,936,316     $2,258,752   $1,939,743     $1,843,335
Auction and related revenues....  $  286,513     $  336,027     $  390,101   $  367,204     $  335,511
Other revenues..................  $   49,650     $   61,761     $   52,484   $   79,848     $   46,281
Total revenues..................  $  336,163     $  397,788     $  442,585   $  447,052     $  381,792
Operating (loss) income.........  $  (49,771)(2) $ (237,083)(3) $   54,173   $   80,778 (4) $   67,759 (5)
(Loss) income before taxes......  $  (71,546)(2) $ (250,127)(3) $   52,150   $   73,813 (4) $   64,457 (5)
Net (loss) income...............  $  (41,696)(6) $ (189,694)(7) $   32,854   $   45,025 (8) $   40,608 (9)
Basic (loss) earnings
  per share.....................  $    (0.69)(6) $    (3.22)(7) $     0.57   $     0.79 (8) $     0.73 (9)
Diluted (loss) earnings
  per share.....................  $    (0.69)(6) $    (3.22)(7) $     0.56   $     0.79 (8) $     0.72 (9)
Cash dividends declared
  per share.....................  $       --     $       --     $     0.40   $     0.40     $     0.40
Working capital.................  $   36,122     $   39,515     $  159,460   $  132,326     $  123,522
Total assets....................  $  864,111     $1,078,111     $1,072,787   $  769,646     $  860,241
Short-term borrowings...........  $  130,000     $  116,000     $      272   $    2,098     $    2,168
Commercial paper borrowings.....  $       --     $       --     $       --   $       --     $  117,000
Long-term debt..................  $   99,398     $   99,334     $   99,275   $       --     $       --
Net (debt) cash (10)............  $ (121,812)    $ (160,709)    $  (57,228)  $   69,140     $  (85,526)
Shareholders' equity............  $  185,870     $  188,054     $  377,044   $  319,674     $  260,068

---------

 (1) Auction Sales represent sales at the hammer price plus buyer's premium.

 (2) Includes 2001 retention costs of $19.8 million, net restructuring charges of $16.5 million and special charges of $2.5 million.

 (3) Includes 2000 special charges of $203.1 million, restructuring charges of $12.6 million and retention costs of $3.4 million.

 (4) Includes 1998 restructuring charges of $15.2 million.

 (5) Includes 1997 special charges of $11.7 million.

 (6) Includes 2001 retention costs of $11.5 million, net restructuring charges of $9.6 million and special charges of $1.5 million, after tax.

 (7) Includes 2000 special charges of $159.6 million, restructuring charges of $8.1 million and retention costs of $2.2 million, after tax.

 (8) Includes 1998 restructuring charges of $9.3 million, after tax.

 (9) Includes 1997 special charges of $7.4 million, after tax.

(10) Long-term debt, short-term borrowings and commercial paper borrowings less cash and cash equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Results of Operations for the Years Ended December 31, 2001 and 2000 -- Note C ('Segment Reporting') of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

    The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, during the summer and winter, Auction Sales (as defined below) are considerably lower. During 2001 and 2000, approximately 79% and 84% of the Company's Auction Sales, respectively, were derived from the second and fourth quarters of the year (see Note T of Notes to Consolidated Financial Statements).

    The business environment in the art market continues to be difficult, and the Company continues to face increased competition for consignments. Competition from the Company's traditional competitor, Christie's, as well as other auctioneers such as Phillips, have made it more difficult to win consignments of significant collections and valuable individual properties.
As a result, the Company has experienced a decline in Auction Sales for the year ended December 31, 2001 and, consequently, a decrease in buyer's premium and seller's commission revenues. Additionally, competition for consignments has contributed to a decrease in seller's commission revenue as a percentage of Auction Sales during 2001 as compared to 2000. The Company currently believes that this business environment may continue and, as a result, may adversely impact future Auction Sales, buyer's premium revenue and seller's commission revenue. (See statement on Forward Looking Statements.)

    In addition, the Company also experienced a decline in fourth quarter Auction Sales, particularly in North America, attributable to the uncertainty surrounding the global economy in the wake of the terrorist attacks of September 11, 2001.

    The aggregate hammer price of property sold at auction by the Company ('Auction Sales') totaled $1,619.9 million during 2001, a decrease of $316.4 million, or 16%, compared to the prior year. Excluding the impact of unfavorable foreign currency translations, Auction Sales decreased 15%. The decrease in worldwide Auction Sales reflects a 12% decrease in the average selling price per lot sold in 2001 as compared to 2000 and a 3% decrease in the number of lots sold. The following is a geographical breakdown of the Company's Auction Sales for 2001 and 2000:

                                                  2001         2000
                                                  ----         ----
                                               (THOUSANDS OF DOLLARS)
North America................................  $  809,454   $1,043,229
Europe.......................................     723,124      785,992
Asia.........................................      87,331      107,095
                                               ----------   ----------
    Total....................................  $1,619,909   $1,936,316
                                               ----------   ----------
                                               ----------   ----------

    Auction Sales in North America decreased $233.8 million, or 22%, during 2001. The Auction Sales decrease in North America was primarily due to lower results in 2001 related to the various-owner sales of Impressionist Art, American Paintings, Contemporary Art, Jewelry and Old Master Paintings partially offset by a significant increase in Auction Sales attributable to single-owner collections. Specifically, the year-to-year comparison in North America was positively influenced by the 2001 single-owner sales of Works from the Collection of Stanley J. Seeger and Contemporary Art from the Collection of Douglas S. Cramer for which there were no comparable sales in the prior year.

    Excluding the impact of unfavorable foreign currency translations, Auction Sales in Europe, which for purposes of this discussion consists of the U.K. and Continental Europe, decreased $30.1 million, or 4%, during 2001. The decrease was primarily attributable to decreased Auction Sales in Continental Europe partially offset by increased Auction Sales in the U.K. The decrease in Continental Europe was primarily due to lower Auction Sales of Jewelry and Swiss Art, as well as decreased Auction Sales attributable to single-owner collections. The increase in the U.K. was primarily due to increased Fine Arts sales, partially attributable to the rescheduling of the winter Impressionist and Contemporary sales in London. Such sales, which were rescheduled from December 2000, were held in February 2001 and resulted in approximately $65 million in Auction Sales. There were no comparable winter sales during 2000. The Auction Sales increase in the U.K. was partially offset by lower spring various-owner Impressionist Art sales and decreased sales of Islamic Art, as well as decreased Auction Sales attributable to single-owner collections.

    Auction Sales in Asia decreased $19.8 million, or 18%, in 2001 when compared to 2000, which was a record year for Asian Auction Sales, especially in Hong Kong. The decrease was primarily the result of lower Auction Sales attributable to single-owner collections. Specifically, the year-to-year comparison in Asia was negatively influenced by the 2000 single-owner sale of An Extraordinary Collection of Ming and Qing Imperial Porcelain and Works of Art for which there was no comparable sale in 2001. Additionally, Asian Auction sales decreased due to lower sales of Western and Jadeite Jewelry. Asian Auction Sales were not materially affected by the translation to U.S. dollars.

    All buyers pay a buyer's premium to the Company on auction purchases. For live auction purchases made at principal auction locations and for most collecting categories, the buyer's premium is currently 20% of the hammer (sale) price up to $15,000, 15% on the next $85,000 of the hammer (sale) price up to $100,000 and 10% on any remaining amount over $100,000. For Internet purchases, the buyer's premium is 15% of the hammer (sale) price on the first $15,000 and 10% on any remaining amount over $15,000.

    The Company's current published seller's commission structure gives credit to the seller both for Auction Sales through the Company during the current year and for auction purchases made from the Company during the current year when determining the applicable commission rate to be paid. Under the current published seller's commission structure, the applicable rate paid varies according to the aggregate amount of purchases and sales by the seller and the type of seller, with different rate schedules for private parties, art dealers and museums. For sales under $100,000, the Company charges a seller's commission determined on a per lot basis according to a fixed schedule. In certain situations, the Company reduces or waives the seller's commission.

    Effective April 1, 2002, the Company currently plans to revise and simplify its buyer's premium and seller's commission rate structures. Additionally, the Company will increase the amount charged to seller's for insurance on consigned property. The Company expects these revisions to result in an increase in 2002 operating revenues. (See statement on Forward Looking Statements.)

    Worldwide revenues from auction and related operations decreased $49.5 million, or 15%, in 2001 compared to 2000. Excluding the impact of unfavorable foreign currency translations, worldwide revenues from auction and related operations decreased 13%. The decrease was principally due to lower buyer's premium and seller's commission revenues, as well as decreased principal activities. The decrease in buyer's premium revenues was primarily due to decreased Auction Sales during 2001, as discussed above, partially offset by increased buyer's premium rates resulting from a favorable change in sales mix in North America. The decrease in seller's commission revenues was principally due to decreased Auction Sales during 2001, as discussed above, and deterioration in seller's commission rates primarily resulting from the current business environment in the art market, as discussed above. The decrease in principal activities was largely attributable to the continued lack of quality property presently available for investment and resale.

    Other revenues consist primarily of revenues from the Company's Real Estate and Finance operating segments. Other revenues decreased $12.1 million, or 20%, in 2001 compared to 2000. The decrease was principally due to decreased revenues in the Company's Finance and Real Estate operating segments. The decrease in Finance revenues was primarily due to the significantly lower average outstanding balance of notes receivable and consignor advances during 2001 resulting from the collection of maturing loans, as well as the decreased funding of new unsecured loans. Also unfavorably impacting Finance revenues in 2001 were lower interest rates. The decrease in Real Estate revenues was primarily due to lower sales volume resulting from a decline in the number of units sold and lower average selling prices from company-owned brokerage offices. Other revenues were not materially affected by the translation to U.S. dollars.

    Total expenses decreased $248.9 million, or 39%, compared to 2000. Excluding costs related to the Company's retention programs, net restructuring charges and special charges, total expenses decreased $68.6 million, or 17%, compared to 2000. Excluding the impact of favorable foreign currency translations, total expenses, excluding costs related to the Company's retention programs, net restructuring charges and special charges, decreased 15%.

    Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) totaled $63.7 million in 2001, a decrease of $18.3 million, or 22%, compared to 2000. Excluding the impact of favorable foreign currency translations, direct costs of services decreased 21%. The decrease in direct costs of services in 2001 was principally due to savings achieved in Internet related marketing costs as a result of the continued implementation of the Company's restructuring plans, as discussed below and in Note R of Notes to Consolidated Financial Statements. Also significantly impacting the year-to-year comparison of Internet related marketing costs are expenses incurred during the first quarter of 2000 for the launch of the Company's websites for which there was no comparable spending during 2001. Such savings were partially offset by an increase in live auction direct costs as a percentage of Auction Sales due to the competitive environment for consignments, as discussed above.

    Excluding costs related to the Company's retention programs, net restructuring charges and special charges, all other operating expenses consisted of the following during 2001 and 2000:

                                                     2001         2000
                                                     ----         ----
                                                  (THOUSANDS OF DOLLARS)
Salaries and related costs......................   $159,575     $179,378
General and administrative expenses.............     98,403      130,500
Depreciation and amortization expense...........     25,456       23,891
                                                   --------     --------
    Total.......................................   $283,434     $333,769
                                                   --------     --------
                                                   --------     --------

    Salaries and related costs decreased $19.8 million, or 11%, during 2001 when compared to 2000. Excluding the impact of favorable foreign currency translations, salaries and related costs decreased 9%. This decrease was primarily due to savings achieved in the Auction segment as a result of the Company's restructuring plans, as well as lower incentive bonus costs during 2001. Also influencing the comparison of salaries and related costs to the prior year are expenses incurred during the first half of 2000 for temporary employees used in connection with the design and launch of the Company's websites for which no comparable costs were incurred in 2001. Such savings were partially offset by annual merit increases throughout the Company that took effect during the first quarter of 2001.

    General and administrative expenses decreased $32.1 million, or 25%, during 2001 when compared to 2000. Excluding the impact of favorable foreign currency translations, general and administrative expenses decreased 23%. The decrease was principally due to reductions in Internet related costs, travel and entertainment expenses and professional fees primarily as a result of the Company's restructuring plans and other cost containment measures, savings in rent expense resulting from the consolidation of the Company's live and Internet auction operations in New York into the York Property in April 2001, lower bad debt expense related to auction accounts receivable and the reversal of approximately $5.2 million of accruals that were no longer required due to positive changes in circumstances. Also significantly impacting the comparison to the prior year is a $9.0 million provision recorded in 2000 for an unsecured loan for which there was no comparable provision recorded in 2001. Such reductions in general and administrative expenses during 2001 were partially offset by increased insurance costs and higher maintenance and utilities costs related to the York Property, as well as the incremental rent expense associated with the new Manhattan brokerage and corporate location of SIR in New York.

    Depreciation and amortization expense increased $1.6 million, or 7%, during 2001 when compared to 2000. Excluding the impact of favorable foreign currency translations, depreciation and amortization expense increased 8%. The increase was primarily due to the commencement of depreciation on the final phase of the York Property placed in service in April 2001 and other capital projects that were placed in service subsequent to the end of 2000.

    In 2001 and 2000, the Company recognized expense of approximately $19.8 million and $3.4 million, respectively, related to the retention programs for key employees discussed in Note Q of Notes to Consolidated Financial Statements.

    Excluding Internet related net restructuring charges of approximately $8.4 million and $1.0 million, Internet related operating expenses totaled $23.1 million and $56.0 million in 2001 and 2000, respectively. The significant decrease is principally due to savings achieved in marketing expenses, general and administrative expenses and salaries and related costs, as discussed above.

    Restructuring Charges -- During 2001 and 2000, the Company recorded the following net restructuring charges related to the restructuring plans described below:

                                                   2001           2000
                                                   ----           ----
                                                 (THOUSANDS OF DOLLARS)
1998 Restructuring Plan........................  $  (660)       $    --
2000 Restructuring Plan........................     (730)        12,634
2001 Restructuring Plan........................   17,922             --
                                                 -------        -------
    Total......................................  $16,532        $12,634
                                                 -------        -------
                                                 -------        -------

    During the second quarter of 2001, the Company reversed the remaining 1998 restructuring liability related to the consolidation and integration of its New York operations into the York Property. As the consolidation and integration was completed in the second quarter of 2001, the Company determined that such amount was no longer required.

    During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved the 2000 Restructuring Plan (as defined in Note R of Notes to Consolidated Financial Statements) for the Auction operating segment in December 2000, and the Company recorded restructuring charges of $12.6 million in the fourth quarter of 2000.

    During the third quarter of 2001, the Company reversed $0.7 million of the liability related to the 2000 Restructuring Plan primarily due to severance and termination benefits that will not be paid as a result of unanticipated employee attrition and redeployment.

    During the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in September 2001 for the Company's live auction business within the Auction operating segment, as well as its Finance and Real Estate operating segments and certain corporate departments. In the fourth quarter of 2001, as authorized by the Board of Directors, management approved a restructuring plan for the Company's online auction business within the Auction operating segment. As a result of the 2001 Restructuring Plan (as defined in Note R of Notes to Consolidated Financial Statements) the Company recorded net restructuring charges of approximately $17.9 million in 2001, of which $8.8 million was recorded in the fourth quarter of 2001.

    Total estimated net annual cost savings following the full implementation of the restructuring plans will approximate $60 million. These savings have been initiated during 2001, primarily in the Internet, and are currently expected to be fully realized by the end of 2002. Most of the anticipated savings are expected to be achieved through lower salaries and related expenses resulting from terminations and attrition, as well as reductions in direct costs of services and general and administrative expenses.

    Total remaining cash expenditures related to the restructuring plans are expected to be approximately $7.0 million. The majority of such cash expenditures are expected to be made during the first nine months of 2002.

    (See Note R of Notes to Consolidated Financial Statements for additional information on the Company's restructuring plans.)

    (With respect to all statements made herein regarding the Company's restructuring plans, see statement on Forward Looking Statements.)

    Special Charges -- During 2001 and 2000, the Company recorded special charges of $2.5 million and $203.1 million, respectively, related to the investigation by the DOJ, other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed in Part I, Item 3 'Legal Proceedings.' (See Note O of Notes to Consolidated Financial Statements for information on the composition of these charges.)

    Net Interest Expense -- Net interest expense increased $9.3 million in 2001 as compared to 2000. The increase was primarily due to higher interest expense resulting from an increase in weighted average outstanding borrowings during the year, as well as an increase in the amortization of fees related to the Amended and Restated Credit Agreement, as discussed below and in Note H of Notes to Consolidated Financial Statements.

    Income Tax Benefit -- The consolidated effective tax rate was approximately 42% in 2001 compared to 24% in 2000. The lower tax rate in 2000 is primarily due to the fact that the Antitrust Fine payable to the DOJ was not tax deductible and only a portion of the U.S. Antitrust Litigation settlement was tax deductible.

    Net Loss and Loss Per Share -- During 2001, net loss decreased to ($41.7) million from a net loss of ($189.7) million in 2000. Basic and diluted loss per share for 2001 decreased to ($0.69) per share from ($3.22) per share for 2000. The impact of special charges on basic and diluted loss per share was ($0.02) and ($2.71) for the years ended December 31, 2001 and 2000, respectively. The impact of net restructuring charges on basic and diluted loss per share was ($0.16) and ($0.14) for the years ended December 31, 2001 and 2000, respectively. The impact on basic and diluted loss per share related to the Company's Internet operating loss, excluding the Internet related net restructuring charges discussed above, was ($0.15) per share and ($0.52) per share in 2001 and 2000, respectively.

    Contingencies -- See Notes O and P of Notes to Consolidated Financial Statements for information on contingencies and Note Q of Notes to Consolidated Financial Statements for information on the Company's employee retention programs. (See statement on Forward Looking Statements.)

    Derivatives -- The Company primarily utilizes forward exchange contracts to manage exposures related to foreign currency risks, which mostly arise from foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company's global treasury function. The Company's primary objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

    The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards ('SFAS') No. 133 and are recorded on the Company's Consolidated Balance Sheet at fair value with any changes in their fair value being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, 'Foreign Currency Translation.' As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. During 2001, such costs, which are reflected in other income/(expense), were not material to the Company's results of operations.

    The Company's Consolidated Balance Sheet at December 31, 2001 includes a nominal asset within other current assets reflecting the fair value of the Company's forward exchange contracts.

    (See Note N of Notes to Consolidated Financial Statements.)

    Results of Operations for the Years Ended December 31, 2000 and 1999 -- Note C ('Segment Reporting') of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

    As discussed above, the worldwide art auction market has two principal selling seasons, spring and fall. Consequently, during the summer and winter, Auction Sales are considerably lower. During 2000 and 1999, approximately 84% and 83% of the Company's Auction Sales, respectively, were derived from the second and fourth quarters of the year.

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

    The Auction Sales decrease in North America of $221.2 million, or 17%, during 2000 was primarily the result of a 79% decline in Auction Sales attributable to single-owner collections as Auction Sales in 1999 included the single-owner sales of paintings and sculptures from the Collection of Mr. and Mrs. John Hay Whitney, the Collection of Eleanore and Daniel Saidenberg, Masterpieces from the Time Museum including Watches, Clocks and Scientific Instruments, the sale of the Barry Halper Collection of baseball memorabilia (the 'Barry Halper Collection') and the sale of furniture, decorative and fine arts from the Estate of Mrs. John Hay Whitney for which there were no comparable sales in 2000. The unfavorable year-to-year comparison in North America was partially offset by stronger various-owner Impressionist Art and Contemporary Art and Old Master Paintings sales, as well as the commencement of Internet sales.

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

    Asian Auction Sales increased $17.3 million, or 19%, primarily due to the single-owner sale of An Extraordinary Collection of Ming and Qing Imperial Porcelain and Works of Art in the fourth quarter of 2000 for which there was no comparable sale in 1999, as well as stronger sales results from the Chinese Ceramics and Works of Art sale. Asian Auction Sales were not materially affected by the translation to U.S. dollars.

    On February 29, 2000, the Company announced a new commission structure for both buyers and sellers at its principal live auction locations. This commission structure for sellers was effective upon the announcement; the new rates for buyers became effective April 1, 2000.

    The Company's published seller's commission structure gives credit to the seller both for auction sales through the Company during the current year and for auction purchases made from the Company during the current year when determining the applicable commission rate to be paid. Under this structure, the applicable rate paid varies according to the aggregate amount of purchases and sales by the seller and the type of seller, with different rate schedules for private parties, art dealers and museums. For sales under $100,000, the Company charges a seller's commission determined on a per lot basis according to a fixed schedule. This published seller's commission structure represents an overall reduction in the fees charged to sellers.

    For buyers in most collecting categories, the Company charges a buyer's premium of 20% of the hammer (sale) price up to $15,000, 15% on the next $85,000 of the hammer (sale) price up to $100,000 and 10% of the hammer (sale) price on any remaining amount over $100,000. These buyer's premium rates represent an overall increase in the fees previously charged to buyers.

    The buyer's premium on Internet purchases was 10% of the hammer (sale) price until March 5, 2001. Effective on that date, the Company increased the buyer's premium charged on Internet purchases to 15% of the hammer (sale) price on the first $15,000, while leaving the buyer's premium at 10% of the hammer (sale) price on any remaining amount over $15,000.

    Worldwide revenues from auction and related operations decreased $54.1 million, or 14%, in 2000 compared to 1999. Excluding the impact of unfavorable foreign currency translations, worldwide revenues from auction and related operations decreased 10%. The decrease was principally due to lower seller's commission revenue, buyer's premium revenue and expense recoveries. The decrease in seller's commission revenue was primarily a result of the decreased sales discussed above, the business environment discussed below, the impact of the commission structure discussed above and a decrease in the number of lots sold at live auctions, as well as an increase in the average selling price of lots sold at live auctions which resulted in lower seller's commission rates. The decrease in buyer's premium revenue was due primarily to the decreased sales discussed above partially offset by the impact of the commission structure discussed above. The decrease in expense recoveries was primarily a result of the business environment, as discussed in more detail below.

    During 2000, the business environment in the art market became more difficult, and the Company faced increased competition for consignments. In addition to the Company's traditional competitor, Christie's, other auctioneers such as Phillips and a variety of Internet auction websites started to provide competition in certain areas. As a result of these factors and the impact of the commission structure discussed above, the Company experienced a decrease in seller's commission revenue and expense recoveries in 2000 as compared to 1999.

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

    Total expenses increased $246.5 million, or 63%, compared to 1999. Excluding special charges, restructuring charges and costs related to the Company's retention plans, total expenses increased $27.3 million, or 7%, compared to 1999. Excluding the impact of favorable foreign currency translations, total expenses, excluding special charges, restructuring charges and costs related to the Company's retention plans increased 11%.

    Direct costs of services totaled $82.0 million in 2000, a decrease of $3.6 million, or 4%, compared to 1999. Excluding the impact of favorable foreign currency translations, direct costs of services were essentially flat. Direct costs of services in 2000 included significantly higher marketing expenses, a direct result of the Company's Internet spending due to the launch of its websites, as discussed below. This spending was offset by a decrease in direct costs associated with live auction sales resulting from fewer lots sold during the period, a decrease in the number of significant single-owner sale events and lower catalogue production costs in the current year as prior year results include, in particular, the cost of producing the catalogue for the sale of the Barry Halper Collection.

    Excluding special charges, restructuring charges and costs related to the Company's retention programs, all other operating expenses consisted of the following during 2000 and 1999:

                                                     2000         1999
                                                     ----         ----
                                                  (THOUSANDS OF DOLLARS)
Salaries and related costs......................   $179,378     $159,686
General and administrative expenses.............    130,500      125,711
Depreciation and amortization expense...........     23,891       17,452
                                                   --------     --------
    Total.......................................   $333,769     $302,849
                                                   --------     --------
                                                   --------     --------

    Salaries and related costs increased $19.7 million, or 12%, during 2000 when compared to 1999. Excluding the impact of favorable foreign currency translations, salaries and related costs increased 16%. These increases were primarily the result of the Internet and annual merit increases. Also, impacting the year-to-year comparison of salaries and related costs was a reduction of accrued compensation costs in 1999 of approximately $5.9 million for amounts previously expensed by the Company for its 1997 and 1998 Performance Share Purchase Plan option grants for which there was no comparable event in 2000. The Company determined that fulfillment of the financial performance criteria for the 1997 and 1998 grants (necessary for these options to ultimately become exercisable under the terms of the Performance Share Purchase Plan) was not likely to be achieved (see Note K of Notes to Consolidated Financial Statements).

    General and administrative expenses increased $4.8 million, or 4%, during 2000 when compared to 1999. Excluding the impact of favorable foreign currency translations, general and administrative expenses increased 7%. This increase was primarily due to a $9.0 million provision recorded during the fourth quarter of 2000 for an unsecured loan (see Note D of Notes to Consolidated Financial Statements), increased provisions for uncollectible auction accounts receivable, higher facility costs and increased travel and entertainment expenses resulting from the business environment for consignments discussed above. These increases were partially offset by lower Internet related expenses.

    Depreciation and amortization expense increased $6.4 million, or 37%, during 2000 when compared to 1999. Excluding the impact of favorable foreign currency translations, depreciation and amortization expense increased 40%. This increase was primarily due to the commencement of depreciation on the York Property in the fourth quarter of 1999 and other capital projects that were placed in service during 2000.

    During 2000, the Company recognized expense of approximately $3.4 million related to the retention programs for key employees discussed in Note Q of Notes to Consolidated Financial Statements.

    On January 19, 1999, the Company announced its intention to launch sothebys.com, an Internet auction website for art, antiques, jewelry and collectibles. In July 1999, the Company and Amazon entered into an agreement to launch a co-branded auction site, sothebys.amazon.com, that was devoted to the general antiques collector and to the world of collectibles. In the fourth quarter of 1999, the Company launched sothebys.amazon.com, and in the first quarter of 2000, it launched sothebys.com.

    In November 2000, pursuant to the Amazon Agreement, the activities of sothebys.amazon.com, the former auction website for the sale of authenticated and guaranteed art and antiques that had been operated by the Company and Amazon pursuant to a previous co-branded site agreement, were combined with those of sothebys.com. The agreement provided for Amazon to promote the sothebys.com website and otherwise provide marketing services related to sothebys.com. Under the agreement, Amazon shared in the revenues earned on sothebys.com and received additional performance-based payments. The agreement also provided for releases from any potential claims related to the operation of sothebys.amazon.com and the purchase by Amazon in July 1999 of the Company's Class A Common Stock and warrants to purchase additional shares of the Company's Class A Common Stock. The Company determined that $9.5 million of the minimum payments required under the agreement constituted consideration for the release of these claims and recorded its present value of $8.1 million as part of special charges in the third quarter of 2000. In the fourth quarter of 2001, the Company terminated the Amazon Agreement. (See Notes O and R of Notes to Consolidated Financial Statements.)

    Excluding Internet related restructuring charges of $1.1 million in 2000, Internet related expenses totaled $56.0 million and $42.3 million for the years ended December 31, 2000 and 1999, respectively. These expenses primarily include marketing and salaries and related costs. The 32% increase in Internet related expenses was principally due to higher marketing and salaries and related costs associated with the launch of sothebys.com and sothebys.amazon.com.

    Restructuring Charges -- In connection with the implementation of the 2000 Restructuring Plan, the Company recorded charges of approximately $12.6 million in the fourth quarter of 2000. These restructuring charges include severance and termination benefits of $7.1 million, asset write-offs of $3.8 million, lease and contract termination costs of $1.1 million and other restructuring costs of $0.6 million. During the third quarter of 2001, the Company recorded a $0.7 million reduction in the liability for the 2000 Restructuring Plan primarily due to severance and termination benefits that will not be paid as a result of unanticipated employee attrition and redeployment of certain employees within the Company.

    (See Note R of Notes to Consolidated Financial Statements for additional details on the 2000 Restructuring Plan.)

    Special Charges -- During 2000, the Company recorded special charges of $203.1 million related to the investigation by the DOJ, other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed in Part I, Item 3 'Legal Proceedings.' See Note O of Notes to Consolidated Financial Statements for information on the composition of these charges.

    Net Interest Expense -- Net interest expense increased $11.1 million in 2000 compared to 1999. The increase was primarily the result of increased interest expense principally due to higher borrowings in 2000, higher interest rates and the amortization of related fees associated with the Company's existing credit facility, lower capitalized interest related to the York Property in 2000 and an additional month of interest expense in 2000 related to the bonds issued in February 1999. The increase in interest expense was partially offset by higher interest income primarily due to higher average cash balances throughout the year.

    Income Taxes -- The consolidated effective tax rate was approximately 24% in 2000 compared to 37% in 1999. The reduction in the effective tax rate was primarily due to the fact that the DOJ settlement is not tax deductible and only a portion of the U.S. Antitrust Litigation settlement is tax deductible.

    Net (Loss) Income and (Loss) Earnings Per Share -- Net loss for 2000 was ($189.7) million compared to net income of $32.9 million in 1999. Basic and diluted loss per share for 2000 was ($3.22) compared to earnings per share of $0.56 in 1999. The impact of the special charges and the restructuring charges discussed above on basic and diluted loss per share was ($2.85) per share for the year ended December 31, 2000. The impact on basic and diluted loss per share related to the Company's Internet operating loss, excluding the Internet related restructuring charges discussed above, was ($0.52) per share and ($0.44) per share in 2000 and 1999, respectively.

    Financial Condition as of December 31, 2001 -- During 2001, total cash and cash equivalents increased $53.0 million primarily due to the factors discussed below.

    Net cash used by operations was $20.9 million in 2001 and was primarily the result of a net loss from operations, payments to consignors and an increase in the amounts reserved for retention payments (see Note Q of Notes to Consolidated Financial Statements), partially offset by collections on accounts receivable.

    Net cash provided by investing activities was $59.3 million in 2001 and was primarily due to the collection of maturing client loans during 2001, as well as decreased funding of new unsecured loans. Partially offsetting these cash inflows were capital expenditures of $33.7 million primarily due to the completion of the construction of the York Property.

    Net cash provided by financing activities was $15.3 million in 2001 and was primarily a result of short-term borrowings under the Term Facility, as defined below (see Note H of Notes to Consolidated Financial Statements).

    Commitments as of December 31, 2001 -- The table below summarizes the Company's material contractual obligations and commitments as of December 31, 2001.

                                                            PAYMENTS DUE BY PERIOD
                                              ---------------------------------------------------
                                                         LESS THAN   2 TO 3    4 TO 5     AFTER
                                               TOTAL     ONE YEAR     YEARS     YEARS    5 YEARS
                                               -----     --------     -----     -----    -------
                                                            (THOUSANDS OF DOLLARS)
Principal payments on borrowings:
    Short-term borrowings -- principal(1)...  $130,000   $130,000    $    --   $    --   $     --
    Long-term debt -- principal(2)             100,000         --         --        --    100,000
                                              --------   --------    -------   -------   --------
        Sub-total...........................   230,000    130,000         --        --    100,000
                                              --------   --------    -------   -------   --------
Interest payments on borrowings:
    Short-term borrowings -- interest(1)....     4,278      4,278         --        --         --
    Long-term debt -- interest(2)...........    48,698      6,875     13,750    13,750     14,323
                                              --------   --------    -------   -------   --------
        Sub-total...........................    52,976     11,153     13,750    13,750     14,323
                                              --------   --------    -------   -------   --------
Other commitments:
    Operating lease obligations(3)..........   120,718     13,737     23,692    20,265     63,024
    Retention programs(4)...................    47,300     32,700     14,600        --         --
    Antitrust fine(5).......................    42,000      3,000     12,000    27,000         --
    Guarantees to consignors(6).............    14,757     14,757         --        --         --
    Letters of credit(7)....................     6,530      6,530         --        --         --
    Employment agreements(8)................     5,600      4,200      1,400        --         --
                                              --------   --------    -------   -------   --------
        Sub-total...........................   236,905     74,924     51,692    47,265     63,024
                                              --------   --------    -------   -------   --------
            Total...........................  $519,881   $216,077    $65,442   $61,015   $177,347
                                              --------   --------    -------   -------   --------
                                              --------   --------    -------   -------   --------

---------

(1) Represents the repayment of principal and approximate interest payments due under the Amended and Restated Credit Agreement, as discussed below and in Note H of Notes to Consolidated Financial Statements.

(2) Represents the repayment of principal and semi-annual interest payments due on the Company's long-term debt. (See Note H of Notes to Consolidated Financial Statements.)

(3) See Note J of Notes to Consolidated Financial Statements.

(4) See Note Q of Notes to Consolidated Financial Statements.

(5) See Note O of Notes to Consolidated Financial Statements and Part I, Item 3 'Legal Proceedings.'

(6) On certain occasions, the Company guarantees to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property does not sell, the amount of the guarantee must be paid). Under certain guarantees, the Company is obligated to fund a portion of the guarantee prior to the auction. At December 31, 2001, $0.7 million had been funded under outstanding guarantees. At February 18, 2002, the Company had outstanding guarantees totaling approximately $44.1 million, of which $28.7 million had been funded. (See Note P of Notes to Consolidated Financial Statements.)

(7) The Company's outstanding letters of credit primarily relate to rental obligations in Europe and the U.S. (See Note P of Notes to Consolidated Financial Statements.)

(8) Represents the aggregate commitment for future salaries related to employment agreements with certain key employees, excluding incentive bonuses and awards in conjunction with the Company's retention programs. (See Note P of Notes to Consolidated Financial Statements.)

    Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $12.8 million as of December 31, 2001. (See Notes D and P of Notes to Consolidated Financial Statements.)

    Liquidity and Capital Resources -- The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements. In July 2001, the Company amended and restated its existing credit agreement (the 'Amended and Restated Credit Agreement') with an international syndicate of lenders arranged through J.P. Morgan Securities, Inc. The Amended and Restated Credit Agreement provides for two separate credit facilities consisting of: (1) a senior secured term facility of $130 million with repayment due on August 11, 2002 (the 'Term Facility') and (2) a senior secured revolving credit facility of up to $120 million available through July 10, 2002 (the 'Revolving Facility'). At December 31, 2001, the Company had outstanding short-term borrowings of $130 million under the Term Facility. At December 31, 2001, the Company had no outstanding borrowings under the Revolving Facility. (See Note H of Notes to Consolidated Financial Statements.)

    The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the York Property. In addition, borrowings by the Company's U.K. affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to LIBOR plus three percent. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of December 31, 2001.

    The Company currently believes that operating cash flows, current cash balances and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements through August 11, 2002. Such operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan program, capital expenditures and severance payments related to the Company's restructuring plans (see Note R of Notes to Consolidated Financial Statements), as well as the short-term commitments detailed above including payments due under the Company's retention programs.

    The Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through August 11, 2002 and July 10, 2002, respectively. On these dates, the Term Facility and the Revolving Facility will expire and any outstanding borrowings will be due and payable to the Company's existing banking group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements, as well as to fund the long-term commitments detailed above including the remaining payments due under the Company's Antitrust fine, payments due under the Company's retention programs and interest payments related to the Company's long-term debt securities, an extension, amendment or refinancing of the Amended and Restated Credit Agreement will be necessary to supplement operating cash flows. Alternatively, the Company believes that it has other options available for capital resources, including, but not limited to, various types of debt instruments with varying maturities, the issuance of new equity or convertible securities, a sale-leaseback of the York Property, the sale of certain other corporate assets or operating units and the collection of client loans. The Company currently believes it will secure adequate long-term funding or satisfy its liquidity needs pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to obtain such funding, this would have a material adverse effect on the Company's business, results of operations and/or financial condition. (See statement on Forward Looking Statements.)

    Risk Factors Affecting Operating Revenues and Liquidity -- Operating revenues from the Company's Auction, Finance and Real Estate operating segments, as well as the Company's liquidity, are significantly influenced by a number of factors not within the Company's control, including:

     (1) The overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

     (2) Interest rates;

     (3) Political conditions in various nations;

     (4) The presence of export and exchange controls;

     (5) Competition with other auctioneers and art dealers;

     (6) The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sales consignments);

     (7) The level of guarantees or the terms of other financial options offered by other auction houses;

     (8) The success of the Company in attracting and retaining qualified personnel;

     (9) The demand for art-related financing; and

    (10) The demand for luxury residential real estate.

    Critical Accounting Policies and Estimates -- The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes the following critical accounting policies and estimates significantly affect the amounts recorded in its Consolidated Financial
Statements:

    (1) The Company maintains allowances for doubtful accounts primarily related to auction accounts receivable. Such allowances are established for specific accounts receivable balances that management believes may not be collectible. A reserve is also established for probable losses inherent in the remainder of the accounts receivable balance based on historical collections data. If the financial condition of the Company's clients were to deteriorate, additional allowances would be required. (See Notes B and D of Notes to Consolidated Financial Statements.)

    (2) The Company maintains allowances for credit losses related to its client loan portfolio. Secured loans which may not be collectible are analyzed based on the current estimated realizable value of the collateral securing each loan. The Company establishes reserves for such secured loans that management believes are under-collateralized, and with respect to which, the under-collateralized amount may not be collectible from the borrower. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. (See Notes B and D of Notes to Consolidated Financial Statements.)

        Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan. A reserve is established for probable losses inherent in the remainder of the loan portfolio based on historical data and current market conditions. If the financial condition of the Company's clients were to deteriorate, additional allowances would be required. (See Notes B and D of Notes to Consolidated Financial Statements.)

    (3) The carrying value of the Company's investment in AMA is based on management's estimate of the fair value of the underlying inventory of fine art owned by AMA. If the market value of this inventory were to decline, an allowance would be required to reduce the carrying value of the Company's investment in AMA. (See Note F of Notes to Consolidated Financial Statements.)

    (4) The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. (See Notes B and I of Notes to Consolidated Financial Statements.)

    (5) Included in the Company's net restructuring charges are estimates for severance and employee termination benefits, as well as for the write-off of certain impaired assets. When actual results differ from the estimates made by management, the Company adjusts the restructuring liability in its Consolidated Financial Statements. Any adjustment impacting earnings is recorded within restructuring charges in the Company's Consolidated Statements of Income. (See Note R of Notes to Consolidated Financial Statements.)

    (6) The Company records a loss contingency if it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The Company bases its estimates for loss contingencies on various assumptions that are believed to be reasonable under the circumstances. When actual results differ from the estimates made by management, the Company adjusts the related liability in its Consolidated Financial Statements. Any adjustment impacting earnings is recorded within the same line item where it was originally recorded in the Company's Consolidated Statements of Income. (See Notes O and P of Notes to Consolidated Financial Statements.)

    Quantitative and Qualitative Disclosure About Market Risk -- The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, consignor advances, short-term borrowings and long-term debt. The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company's cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

    The Company enters into forward exchange contracts to hedge foreign currency transactions. The Company's forward exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on such contracts substantially offset gains and losses on the assets or transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. At December 31, 2001, all of the Company's forward exchange contracts were with one counterparty. At December 31, 2001, the Company had $12.7 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts. The Company's Consolidated Balance Sheet at December 31, 2001 includes a nominal asset recorded within other current assets reflecting the fair value of these contracts. See Note N of Notes to Consolidated Financial Statements for additional information on the Company's use of derivatives.

    At December 31, 2001, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $7.0 million. (See statement on Forward Looking Statements.)

    Future Impact of Recently Issued Accounting Standards -- In June 2001, the Financial Accounting Standards Board ('FASB') issued SFAS No. 141, 'Business Combinations,' and SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superseded APB Opinion No. 16, 'Business Combinations,' and SFAS No. 38, 'Accounting for Preacquisition Contingencies of Purchased Enterprises.' SFAS No. 142 updates accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be required to subject these assets to periodic testing for impairment. Goodwill amortization expense for the Company totaled approximately $0.9 million in 2001. SFAS No. 142 supersedes APB Opinion No. 17, 'Intangible Assets.' The Company adopted SFAS No. 142 on
January 1, 2002.

    In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 supersedes SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' and APB Opinion No. 30, 'Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.' The Company adopted SFAS No. 144 on January 1, 2002. The Company does not currently expect the adoption of SFAS No. 144 to have a material impact on its results of operations and financial position.

    European Monetary Union -- The European Monetary Unit (the 'euro') was introduced on January 1, 1999 as a wholesale currency. The eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies and the euro. On January 1, 2002, the existing currencies of European Monetary Union member countries were cancelled and euro bills and coins are now being used for cash transactions in the participating countries.

    The Company's financial and cash management operations affected by the euro conversion were adequately prepared for its introduction. The Company's management will continue to analyze the potential business implications of converting to a common currency. The Company is currently unable to determine the ultimate impact, if any, of the euro conversion on its operations given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates. (See statement on Forward Looking Statements.)

    Forward Looking Statements -- This Form 10-K contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company, particularly with respect to the Company's liquidity and capital resources. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward-looking statements include, but are not limited to, the following, which are not ranked in any particular order:

     (1) The factors listed under 'Risk Factors Affecting Operating Revenues and Liquidity' above;

     (2) The Company's business is seasonal, with peak revenues and operating income primarily occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction season;

     (3) The final resolution of various antitrust matters including the appeal of the settlement of the U.S. Antitrust Litigation, the appeal of the dismissal of the International Antitrust Litigation, the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation and the European Commission investigation regarding commissions charged by the Company and Christie's for auction services;

     (4) The successful implementation of the euro in connection with the European Monetary Union;

     (5) The Company's success in developing and implementing its Internet auction strategy;

     (6) The effects of market risk;

     (7) The extension or refinancing of the Amended and Restated Credit Agreement or the ability to obtain other long-term funding;

     (8) The successful implementation of the Company's restructuring plans and

     (9) Market acceptance of the proposed revisions to the Company's existing commission rates and structures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See the discussion under this caption contained in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
SOTHEBY'S HOLDINGS, INC.
New York, New York

    We have audited the accompanying consolidated balance sheets of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended
December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
New York, New York
February 18, 2002

                            SOTHEBY'S HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                                ----       ----        ----
                                                                  (THOUSANDS OF DOLLARS,
                                                                  EXCEPT PER SHARE DATA)
Revenues (note B):
    Auction and related.....................................  $286,513   $ 336,027   $390,101
    Other...................................................    49,650      61,761     52,484
                                                              --------   ---------   --------
        Total revenues......................................   336,163     397,788    442,585
                                                              --------   ---------   --------
Expenses:
    Direct costs of services (note B).......................    63,695      81,971     85,563
    Salaries and related costs (notes K and L)..............   159,575     179,378    159,686
    General and administrative (note J).....................    98,403     130,500    125,711
    Depreciation and amortization (notes B and G)...........    25,456      23,891     17,452
    Retention costs (note Q)................................    19,754       3,428         --
    Net restructuring charges (note R)......................    16,532      12,634         --
    Special charges (note O)................................     2,519     203,069         --
                                                              --------   ---------   --------
        Total expenses......................................   385,934     634,871    388,412
                                                              --------   ---------   --------
    Operating (loss) income.................................   (49,771)   (237,083)    54,173
                                                              --------   ---------   --------
    Interest income.........................................     4,756       6,425      4,373
    Interest expense (note H)...............................   (26,431)    (18,760)    (5,589)
    Other expense...........................................      (100)       (709)      (807)
                                                              --------   ---------   --------
    (Loss) income before taxes..............................   (71,546)   (250,127)    52,150
    Income tax (benefit) expense (note I)...................   (29,850)    (60,433)    19,296
                                                              --------   ---------   --------
    Net (loss) income.......................................  $(41,696)  $(189,694)  $ 32,854
                                                              --------   ---------   --------
                                                              --------   ---------   --------
    Basic (loss) earnings per share (note B)................  $  (0.69)  $   (3.22)  $   0.57
                                                              --------   ---------   --------
                                                              --------   ---------   --------
    Diluted (loss) earnings per share (note B)..............  $  (0.69)  $   (3.22)  $   0.56
                                                              --------   ---------   --------
                                                              --------   ---------   --------
    Dividends per share.....................................  $     --   $      --   $   0.40
                                                              --------   ---------   --------
                                                              --------   ---------   --------

          See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                2001         2000
                                                              ---------   -----------
                                                              (THOUSANDS OF DOLLARS)
                           ASSETS
Current Assets:
   Cash and cash equivalents (note B).......................  $107,586    $   54,625
       Receivables, net of allowance for doubtful accounts
         and credit losses of $11,115 and $22,935 (note D)
       Accounts receivable..................................   222,108       313,412
       Notes receivable and consignor advances..............    98,609       156,228
       Settlement recovery -- related party (note O)........        --       106,000
                                                              --------    ----------
          Total receivables, net............................   320,717       575,640
                                                              --------    ----------
   Inventory, net (note E)..................................    11,546        14,022
   Income tax receivable (note I)...........................        --         7,374
   Deferred income taxes (note I)...........................    38,441        47,954
   Prepaid expenses and other current assets (notes L
     and N).................................................    33,034        30,906
                                                              --------    ----------
          Total current assets..............................   511,324       730,521
                                                              --------    ----------
Non-Current Assets:
   Notes receivable (note D)................................     2,210        35,951
   Properties, less allowance for depreciation and
     amortization of $85,465 and $78,379 (note G)...........   250,343       248,066
   Intangible assets, less allowance for amortization of
     $17,001 and $16,710 (note B)...........................    17,266        22,647
   Investments (note F).....................................    31,924        33,837
   Deferred income taxes (note I)...........................    48,804         4,963
   Other assets.............................................     2,240         2,126
                                                              --------    ----------
          Total assets......................................  $864,111    $1,078,111
                                                              --------    ----------
                                                              --------    ----------

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Due to consignors (note D)...............................  $197,348    $  273,380
   Short-term borrowings (note H)...........................   130,000       116,000
   Accounts payable and accrued liabilities (note R)........   128,903       134,160
   Deferred revenues........................................     5,058         5,485
   Accrued income taxes (note I)............................    13,517            --
   Deferred income taxes (note I)...........................        --         3,660
   Short-term settlement liability (note O).................       376       158,321
                                                              --------    ----------
          Total current liabilities.........................   475,202       691,006
                                                              --------    ----------
Long-Term Liabilities:
   Long-term debt (note H)..................................    99,398        99,334
   Deferred income taxes (note I)...........................        --         1,882
   Long-term settlement liability (note O)..................    83,246        79,506
   Other liabilities........................................    20,395        18,329
                                                              --------    ----------
          Total liabilities.................................   678,241       890,057
                                                              --------    ----------
Shareholders' Equity (note K):
   Common Stock, $0.10 par value............................     6,131         5,906
   Authorized shares -- 125,000,000 of Class A and
     75,000,000 of Class B issued and outstanding
     shares -- 44,756,146, and 42,492,386 of Class A and
     16,549,650 of Class B at December 31, 2001 and
     December 31, 2000, respectively
   Additional paid-in capital...............................   199,645       158,424
   Retained (deficit) earnings..............................    (3,129)       38,567
   Accumulated other comprehensive loss.....................   (16,777)      (14,843)
                                                              --------    ----------
          Total shareholders' equity........................   185,870       188,054
                                                              --------    ----------
          Total liabilities and shareholders' equity........  $864,111    $1,078,111
                                                              --------    ----------
                                                              --------    ----------

          See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                                ----        ----        ----
                                                                   (THOUSANDS OF DOLLARS)
Operating Activities:
   Net (loss) income........................................  $ (41,696)  $(189,694)  $  32,854
   Adjustments to reconcile net (loss) income to net cash
     used by operating activities:
       Depreciation and amortization........................     25,456      23,891      17,452
       Stock compensation expense...........................         --      (1,416)     (5,851)
       Deferred income taxes................................    (39,824)    (43,576)      6,501
       Tax benefit of stock option exercises................         70         270       2,450
       Asset provisions.....................................      1,946      17,642       2,127
       Asset write-offs.....................................      7,043       3,625          --
       Other................................................      3,283      (1,270)         --
   Changes in assets and liabilities:
       Decrease (increase) in accounts receivable...........     87,549     178,500    (198,539)
       Settlement recovery -- related party.................    106,000    (106,000)         --
       Decrease (increase) in inventory.....................      1,413       4,946      (4,105)
       (Increase) decrease in prepaid expenses and other
         current assets.....................................     (2,338)    (13,140)      4,556
       Decrease (increase) in intangible and other long-term
         assets.............................................        606        (798)      3,179
       (Decrease) increase in short-term and long-term
         settlement liabilities.............................   (117,906)    237,827          --
       (Decrease) increase in due to consignors.............    (73,137)   (150,895)    136,503
       Increase (decrease) in accrued income taxes..........     20,912     (27,739)    (17,984)
       (Decrease) increase in accounts payable and accrued
         liabilities and other liabilities..................       (276)     24,794      17,973
                                                              ---------   ---------   ---------
           Net cash used by operating activities............    (20,899)    (43,033)     (2,884)
                                                              ---------   ---------   ---------
Investing Activities:
   Increase in notes receivable.............................    (73,326)   (159,323)   (164,003)
   Collections of notes receivable..........................    164,028     144,000     128,070
   Capital expenditures.....................................    (33,683)    (47,635)   (120,691)
   Decrease (increase) in investments.......................      2,297        (496)        755
   Acquisitions, net of cash acquired.......................         --          --        (750)
                                                              ---------   ---------   ---------
           Net cash provided (used) by investing
             activities.....................................     59,316     (63,454)   (156,619)
                                                              ---------   ---------   ---------
Financing Activities:
   Proceeds from issuance of short-term borrowings and
     long-term debt.........................................    299,000     250,655      98,174
   Payments for short-term borrowings.......................   (285,000)   (134,893)         --
   Proceeds from issuance of common stock...................         --          --      35,440
   Proceeds from issuance of warrant to purchase stock......         --          --      10,000
   Proceeds from exercise of stock options..................      1,327       2,428      10,163
   Dividends paid...........................................         --          --     (23,976)
                                                              ---------   ---------   ---------
           Net cash provided by financing activities........     15,327     118,190     129,801
   Effect of exchange rate changes on cash..................       (783)        603         783
                                                              ---------   ---------   ---------
   Increase (decrease) in cash and cash equivalents.........     52,961      12,306     (28,919)
   Cash and cash equivalents at beginning of period.........     54,625      42,319      71,238
                                                              ---------   ---------   ---------
   Cash and cash equivalents at end of period...............  $ 107,586   $  54,625   $  42,319
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
   Non-Cash Activities:
       Issuance of common stock related to Shareholder
         Litigation settlement..............................  $  40,000   $      --   $      --
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
       Capital asset and lease obligation additions.........  $      --   $      --   $  12,323
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

          See accompanying Notes to Consolidated Financial Statements

                             SOTHEBY'S HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                             ACCUMULATED
                                                                   ADDITIONAL                   OTHER
                                          COMPREHENSIVE   COMMON    PAID-IN     RETAINED    COMPREHENSIVE
                                             INCOME       STOCK     CAPITAL     EARNINGS        LOSS
                                             ------       -----     -------     --------        ----
                                                              (THOUSANDS OF DOLLARS)
Balance at January 1, 1999..............                  $5,715    $104,093    $ 219,383     $ (9,517)
Comprehensive income:
    Net income..........................    $  32,854                              32,854
    Other comprehensive loss, net of
      tax --
        Foreign currency translation....       (3,710)                                          (3,710)
                                            ---------
Comprehensive income....................       29,144
                                            ---------
                                            ---------
Stock options exercised.................                     68        9,568
Tax benefit associated with exercise of
  stock options.........................                               2,450
Issuance of common stock................                    100       35,340
Issuance of warrant to purchase common
  stock.................................                              10,000
Shares issued to directors..............                      1          526
Stock compensation expense (note K).....                              (5,851)
Dividends...............................                                          (23,976)
                                                          ------    --------    ---------     --------
Balance at December 31, 1999............                  $5,884    $156,126    $ 228,261     $(13,227)
                                                          ------    --------    ---------     --------
                                                          ------    --------    ---------     --------
Comprehensive loss:
    Net loss............................    $(189,694)                           (189,694)
    Other comprehensive loss, net of
      tax --
        Foreign currency translation....       (1,616)                                          (1,616)
                                            ---------
Comprehensive loss......................     (191,310)
                                            ---------
                                            ---------
Stock options exercised.................                     21        2,870
Tax benefit associated with exercise of
  stock options.........................                                 270
Shares issued to directors..............                      1          574
Stock compensation expense
  (notes K and O).......................                              (1,416)
                                                          ------    --------    ---------     --------
Balance at December 31, 2000............                  $5,906    $158,424    $  38,567     $(14,843)
                                                          ------    --------    ---------     --------
                                                          ------    --------    ---------     --------
Comprehensive loss:
    Net loss............................    $ (41,696)                            (41,696)
    Other comprehensive loss, net of
      tax --
        Foreign currency translation....       (1,934)                                          (1,934)
                                            ---------
Comprehensive loss......................      (43,630)
                                            ---------
                                            ---------
Stock options exercised.................                      4          860
Tax benefit associated with exercise of
  stock options.........................                                  70
Issuance of common stock -- Shareholder
  Litigation settlement (notes K
  and O)................................                    220       39,780
Shares issued to directors..............                      1          511
                                                          ------    --------    ---------     --------
Balance at December 31, 2001............                  $6,131    $199,645    $  (3,129)    $(16,777)
                                                          ------    --------    ---------     --------
                                                          ------    --------    ---------     --------

          See accompanying Notes to Consolidated Financial Statements

NOTE A -- ORGANIZATION AND BUSINESS

    The Company conducts live and Internet auctions and private sales of fine arts, decorative arts, jewelry and rare books. Auction activities occur primarily in New York and London, but are also conducted elsewhere in Europe, Asia and Australia. In addition, the Company brokers and markets luxury residential real estate sales, conducts art-related financing activities and is engaged, to a lesser extent, in fine art insurance brokerage and art education activities.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The Consolidated Financial Statements include the accounts of Sotheby's Holdings, Inc. and its wholly owned subsidiaries. The Company uses the equity method to account for its investments in Acquavella Modern Art ('AMA') and other affiliates as it does not control these entities (see Note F).

    REVENUE RECOGNITION -- Auction and related revenues, which primarily includes buyer's premium and vendor's commission revenues earned on the hammer price of property sold at auction ('Auction Sales'), are recognized at the date of sale less estimates for allowances. Also included in auction and related revenues are subscription revenues, revenues earned from principal activities and private treaty revenues. Subscription revenues are earned from the sale of auction catalogues and are recognized over the twelve-month period of the subscription from the date that payment is received. Principal activities consist of net gains (losses) on sales of inventory, the Company's share of operating earnings (losses) from its investment in AMA (see Note F), net income
(loss) earned from guarantees and the net gains (losses) related to the sales of loan collateral where the Company shares in the gain (loss) if the property sells either above or below its cost. Private treaty revenues are earned through the brokering of art and collectible purchases and sales and are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction.

    Other revenues consist principally of revenues from real estate brokerage operations and art-related financing activities. Other revenues are recognized at the time service is rendered. Revenues from the Real Estate segment are reported net of commission payments to independent contractors.

    DIRECT COSTS OF SERVICES -- Direct costs of services, which primarily include the costs of obtaining and marketing property for auctions, are generally expensed at the date of sale.

    CASH EQUIVALENTS -- Cash equivalents are liquid investments comprised primarily of bank and time deposits with an original maturity of three months or less. These investments are carried at cost, which approximates fair value.

    PROPERTIES -- Properties, consisting primarily of buildings and improvements, leaseholds and leasehold improvements, computer hardware and software, furniture and fixtures and equipment, are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally using the straight-line method over the assets' estimated useful lives. Leaseholds and leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvement. Computer software consists of the capitalized cost of purchased computer software, as well as direct external and internal computer software development costs incurred subsequent to the preliminary stage of development. These costs are amortized on a straight-line basis over the estimated useful life of the software.

    The Company capitalizes interest on projects when construction requires a period of time to get the assets ready for their intended use. Capitalized interest is allocated to properties once placed in service and amortized over the life of the related assets. Capitalized interest totaled approximately $0.6 million, $1.2 million and $2.8 million in 2001, 2000 and 1999, respectively.

    Repairs and maintenance costs are expensed as incurred and are included in general and administrative expenses.

    FINANCIAL INSTRUMENTS -- The carrying amounts of cash and cash equivalents, notes receivable, consignor advances and short-term borrowings are a reasonable estimate of their fair value due to the variable interest rates associated with each of these financial instruments.

    The fair value of the Company's long-term debt was approximately $80.3 million as of December 31, 2001.

    DERIVATIVES -- On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company primarily utilizes forward exchange contracts to manage exposures related to foreign currency risks, which mostly arise from foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. The Company's forward exchange contracts are not designated as hedging instruments under SFAS No. 133 and are recorded on the Company's Consolidated Balance Sheet at fair value with any changes in their fair value being recognized currently in earnings. (See Note N.)

    INVENTORY -- Inventory consists principally of objects purchased for investment purposes, as well as objects obtained incidental to the auction process (see Note E). Inventory is valued at the lower of cost or management's estimate of net realizable value.

    ALLOWANCE FOR LOAN LOSSES -- The Company regularly reviews its loan portfolio. Secured loans which may not be collectible are analyzed based on the current estimated realizable value of the collateral securing each loan. The Company establishes reserves for such secured loans that management believes are under-collateralized, and with respect to which, the under-collateralized amount may not be collectible from the borrower. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan. A reserve is established for probable losses inherent in the remainder of the loan portfolio based on historical data and current market conditions.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The Company maintains allowances for doubtful accounts primarily related to auction accounts receivable. Such allowances are established for specific accounts receivable balances that management believes may not be collectible. A reserve is also established for probable losses inherent in the remainder of the accounts receivable balance based on historical collections data.

    INTANGIBLE ASSETS -- Intangible assets primarily consist of goodwill. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over useful lives ranging from fifteen to forty years. As discussed below, on January 1, 2002, the Company adopted SFAS No. 142, 'Goodwill and Other Intangible Assets.'

    IMPAIRMENT OF LONG-LIVED ASSETS -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset's carrying amount. As discussed below, on January 1, 2002, the Company adopted SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.'

    EARNINGS (LOSS) PER SHARE -- Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of outstanding shares of common stock. In 1999, diluted earnings per share was calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents, such as stock options. Since the Company reported a net loss in 2001 and 2000, stock options were excluded from the calculation of the weighted average number of shares in those years, as they would be anti-dilutive. The weighted average number of shares used for calculating basic and diluted earnings (loss) per share are as follows:

                                                            2001   2000   1999
                                                            ----   ----   ----
                                                              (IN MILLIONS)
Basic.....................................................  60.7   58.9   58.1
Dilutive effect of options................................    --     --    1.0
                                                            ----   ----   ----
Diluted...................................................  60.7   58.9   59.1
                                                            ----   ----   ----
                                                            ----   ----   ----

    There were no reconciling items between net income (loss) for basic and diluted earnings (loss) per share.

    FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income statement amounts are translated using weighted average monthly exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded in accumulated other comprehensive income (loss) until the subsidiary is sold or liquidated.

    STOCK-BASED COMPENSATION -- The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ('APB') No. 25, 'Accounting for Stock Issued to Employees.' Accordingly, pro forma net income (loss) and earnings (loss) per share information is presented in Note K as required under SFAS No. 123, 'Accounting for Stock-Based Compensation.'

    VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS -- The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

    RECLASSIFICATIONS -- Certain amounts in the 2000 Consolidated Financial Statements have been reclassified to conform with the current year presentation.

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

    COMPREHENSIVE INCOME (LOSS) -- SFAS No. 130, 'Reporting Comprehensive Income,' requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income (loss). The Company's comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss). Other comprehensive income (loss) consists of the change in the foreign currency translation adjustment amount during the period and is reported in the Consolidated Statement of Changes in Shareholders' Equity. The foreign currency translation adjustment amount is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

    RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 2001, the Financial Accounting Standards Board (the 'FASB') issued SFAS No. 141, 'Business Combinations,' and SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superseded APB Opinion
No. 16, 'Business Combinations,' and SFAS No. 38, 'Accounting for Preacquisition Contingencies of Purchased Enterprises.' SFAS No. 142 updates accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be required to subject these assets to periodic testing for impairment. Goodwill amortization expense for the Company totaled approximately $0.9 million in 2001. SFAS No. 142 supersedes APB Opinion No. 17, 'Intangible Assets.' The Company adopted SFAS No. 142 on
January 1, 2002.

    In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 supersedes SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' and APB Opinion No. 30, 'Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.' The Company adopted SFAS No. 144 on January 1, 2002. The Company does not currently expect the adoption of SFAS No. 144 to have a material impact on its results of operations and financial position.

NOTE C -- SEGMENT REPORTING

    The Company has three reportable operating segments consisting of Auction, Real Estate and Finance. These operating segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of the Company's operating segments, regularly evaluates financial information about these operating segments in deciding how to allocate resources and in assessing performance. The performance of each operating segment is measured based on its profit or loss from operations before income taxes and excluding special charges (see Note O), costs related to the Company's retention programs (see Note Q) and net restructuring charges (see Note R).

    The Auction segment is an aggregation of operations in North America, Europe and Asia as they are similar in service, customers and the way in which the service is provided. The Auction segment conducts both live and Internet auctions of property in which the Company generally functions as an agent accepting property on consignment from its selling clients. In addition to auctioneering, the Auction segment is engaged in a number of related activities including the purchase and resale of art and other collectibles and the brokering of art collectible purchases and sales through private treaty sales. The Real Estate segment provides brokerage, marketing and consulting services for luxury residential, resort, farm and ranch properties nationally and internationally. The Finance segment provides art-related financing generally secured by works of art that the Company either has in its possession or that the Company permits the borrower to possess (see Note D). Other primarily includes art education and restoration activities.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note B). Revenues are attributed to geographic areas based on the location of the actual sale. All amounts in the tables below are in thousands of dollars.

    For the year ended December 31, 2001:

                                     AUCTION    REAL ESTATE   FINANCE    OTHER     TOTAL
                                     -------    -----------   -------    -----     -----
Revenues...........................  $286,513     $33,176     $11,303   $ 5,171   $336,163
Interest income....................    14,338          12          --        59     14,409
Interest expense...................    23,197           1         307        --     23,505
Depreciation and amortization......    22,874       2,398          --       184     25,456
Segment (loss)/profit..............   (31,105)      3,598        (931)   (1,377)   (29,815)

    For the year ended December 31, 2000:

                                     AUCTION    REAL ESTATE   FINANCE    OTHER     TOTAL
                                     -------    -----------   -------    -----     -----
Revenues...........................  $336,027     $37,329     $17,459   $ 6,973   $397,788
Interest income....................    20,767          25          --        64     20,856
Interest expense...................    18,288          --         307        --     18,595
Depreciation and amortization......    21,703       1,864          --       324     23,891
Segment (loss)/profit..............   (39,741)      9,812          56      (958)   (30,831)

    For the year ended December 31, 1999:

                                      AUCTION    REAL ESTATE   FINANCE   OTHER     TOTAL
                                      -------    -----------   -------   -----     -----
Revenues............................  $390,101     $30,264     $14,804   $7,416   $442,585
Interest income.....................    13,109          24           1       58     13,192
Interest expense....................     5,573          --          16       --      5,589
Depreciation and amortization.......    15,673       1,389          --      390     17,452
Segment profit/(loss)...............    43,015       6,570       3,283     (718)    52,150

    The following is a reconciliation of the totals reported for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Income:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2001       2000        1999
                                                         ----       ----        ----
Revenues:
    Total revenues for reportable operating
      segments.......................................  $330,992   $ 390,815   $435,169
    Other revenues...................................     5,171       6,973      7,416
                                                       --------   ---------   --------
    Total consolidated revenues......................  $336,163   $ 397,788   $442,585
                                                       --------   ---------   --------
                                                       --------   ---------   --------
(Loss) profit:
    Total (loss) profit for reportable segments......  $(28,438)  $ (29,873)  $ 52,868
    Other loss.......................................    (1,377)       (958)      (718)
    Unallocated amounts:
        Retention costs (see note Q).................   (19,754)     (3,428)        --
        Special charges (see note O).................    (2,519)   (203,069)        --
        Net restructuring charges (see note R).......   (16,532)    (12,634)        --
        Amortization of discount related to Antitrust
          fine and Amazon settlement (see note O)....    (2,926)       (165)        --
                                                       --------   ---------   --------
    Consolidated (loss) income before taxes..........  $(71,546)  $(250,127)  $ 52,150
                                                       --------   ---------   --------
                                                       --------   ---------   --------

    Other significant items:

                                                               RECONCILING
                                              SEGMENT TOTALS      ITEMS      CONSOLIDATED TOTAL
                                              --------------      -----      ------------------
2001
    Interest income.........................     $14,409        $ (9,653)(1)      $ 4,756
    Interest expense........................      23,505           2,926 (2)       26,431
2000
    Interest income.........................     $20,856        $(14,431)(1)      $ 6,425
    Interest expense........................      18,595             165 (2)       18,760
1999
    Interest income.........................     $13,192        $ (8,819)(1)      $ 4,373
    Interest expense........................       5,589              --            5,589

---------

(1) Represents the elimination of interest charged by Auction to Finance for funding Finance's loan portfolio.

(2) Represents the amortization of discount related to the Antitrust fine and Amazon settlement (see Note O).

    Information concerning geographical areas is as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          2001        2000        1999
                                                          ----        ----        ----
Revenues:
    United States.....................................  $173,204    $221,126    $248,223
    United Kingdom....................................   114,962     116,801     141,115
    Other International Countries.....................    47,997      59,861      53,247
                                                        --------    --------    --------
        Total.........................................  $336,163    $397,788    $442,585
                                                        --------    --------    --------
                                                        --------    --------    --------

    As of December 31, 2001 and 2000, total assets for the Company's operating segments are:

                                                                2001       2000
                                                                ----       ----
Auction.....................................................  $634,031   $680,113
Real Estate.................................................    27,094     19,336
Finance.....................................................   104,062    200,321
Other.......................................................     1,937      2,046
                                                              --------   --------
    Total...................................................  $767,124   $901,816
                                                              --------   --------
                                                              --------   --------

    The following is a reconciliation of assets for the Company's reportable operating segments to the amount reported in the Consolidated Balance Sheets:

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                                ----        ----
Total assets for reportable segments........................  $765,187   $  899,770
Other assets................................................     1,937        2,046
Unallocated amounts:
    Settlement recovery -- related party (see note O).......        --      106,000
    Other unallocated amounts...............................    87,245       60,291
    Goodwill................................................     9,742       10,004
                                                              --------   ----------
        Consolidated assets.................................  $864,111   $1,078,111
                                                              --------   ----------
                                                              --------   ----------

    The other unallocated amounts consist primarily of deferred tax assets.

NOTE D -- RECEIVABLES

    Accounts receivable consists of the following:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
Accounts and other receivables..............................   $231,787     $324,825
Allowance for doubtful accounts.............................     (9,679)     (11,413)
                                                               --------     --------
    Total...................................................   $222,108     $313,412
                                                               --------     --------
                                                               --------     --------

    Under the standard terms and conditions of the Company's auction sales, the Company is not obligated to pay consignors for items that have not been paid for by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at auction or negotiate a private sale.

    In certain situations, when the purchaser takes possession of the property before payment is made, the Company is liable to the seller for the net sale proceeds. As of December 31, 2001 and 2000, accounts receivable included approximately $57.8 million and $79.7 million, respectively, of such sales. As of February 18, 2002, approximately $37.8 million of the amount outstanding at December 31, 2001 has been collected. Amounts outstanding at December 31, 2000, which remained outstanding at December 31, 2001, totaled $2.3 million. Management believes that adequate allowances have been established to provide for potential losses on these amounts.

    Notes receivable and consignor advances consist of the following:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
Current:
    Notes receivable and consignor advances.................   $100,045     $167,750
    Allowance for credit losses.............................     (1,436)     (11,522)
                                                               --------     --------
                                                                 98,609      156,228
Non-current:
    Notes receivable........................................      2,210       35,951
                                                               --------     --------
        Total...............................................   $100,819     $192,179
                                                               --------     --------
                                                               --------     --------

    The Company provides collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company generally makes two types of secured loans:
(1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a 'consignor advance'); and (2) general purpose loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in the Company's net notes receivable and consignor advances balance are unsecured loans totaling $30.3 million and $44.8 million at December 31, 2001 and 2000, respectively.

    Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. During the fourth quarter of 2000, the Company recorded a $9.0 million provision related to one such unsecured loan. This loan was written off against the reserve during the first quarter of 2001. The net total of all such unsecured loans was $14.3 million and $23.0 million at December 31, 2001 and 2000, respectively.

    The weighted average interest rates charged on net notes receivable and consignor advances were 8.4% and 9.7% at December 31, 2001 and 2000, respectively.

    Notes receivable and consignor advances included loans to employees of $0.7 million and $0.4 million at December 31, 2001 and 2000, respectively. The weighted average interest rates on these loans were 6.8% and 12.5% at December 31, 2001 and 2000, respectively.

    Interest income on impaired loans is recognized to the extent cash is received. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the recorded investment in the loan.

    Changes in the allowance for credit losses relating to notes receivable and consignor advances for the years ended December 31, 2001 and 2000 are as follows:

                                                                 2001         2000
                                                                 ----         ----
                                                               (THOUSANDS OF DOLLARS)
Allowance for credit losses at January 1,...................   $ 11,522      $ 2,904
Provisions..................................................         --        9,000
Write-offs and other........................................    (10,086)        (382)
                                                               --------      -------
Allowance for credit losses at December 31,.................   $  1,436      $11,522
                                                               --------      -------
                                                               --------      -------

NOTE E -- INVENTORY

    Inventory consists principally of objects purchased for investment purposes, as well as objects obtained incidental to the auction process, primarily as a result of purchasers defaulting on accounts receivable after the consignor has been paid, purchasing property at the minimum price guaranteed by the Company when the property does not sell at auction (see Note P) and honoring the claims of purchasers.

    The cost of inventory and the related allowances to adjust the cost to management's estimated net realizable value are as follows:

                                                                AS OF DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                                 ----        ----
                                                              (THOUSANDS OF DOLLARS)
Inventory, at cost..........................................   $17,590      $22,080
Net realizable value allowances.............................    (6,044)      (8,058)
                                                               -------      -------
    Total...................................................   $11,546      $14,022
                                                               -------      -------
                                                               -------      -------

NOTE F -- INVESTMENTS

    On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation ('Matisse') for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the 'Matisse Inventory'). Upon consummation of the purchase, the Company entered into the AMA partnership agreement with Acquavella Contemporary Art, Inc. ('ACA') and contributed the Matisse Inventory to AMA. The purpose of AMA is to sell the Matisse Inventory. The term of the AMA partnership agreement expires on March 31, 2003.

    The Company does not control AMA; consequently, the Company uses the equity method to account for its investment in AMA and accordingly records its share of AMA's operating earnings (losses) as auction and related revenue in the Consolidated Statements of Income. The net assets of AMA consist principally of the inventory described above. At December 31, 2001, the carrying value of this inventory was $83.8 million. The Company's 50% interest in the net assets of AMA is included in investments in the Consolidated Balance Sheets. The carrying value of the Company's investment in AMA totaled $29.6 million and $31.7 million at December 31, 2001 and 2000, respectively. The Company's share of AMA's earnings totaled $0.1 million, $0.8 million and $0.4 million in 2001, 2000 and 1999, respectively.

    Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time.

    Cash distributions from AMA are split evenly with ACA since the Company has received the return of its initial investment. To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of December 31, 2001, no such amounts were outstanding.

    At December 31, 2001 and 2000, the carrying value of the Company's investments in other affiliates, including Sotheby's Lehman Mortgage Services, ("SLMS") totaled $2.3 million and $2.1 million, respectively. The Company does not control these affiliates; consequently, the Company uses the equity method to account for these investments.

    The Company has agreed to make additional capital contributions to SLMS to the extent that SLMS requires either additional operating funds or additional capital to meet regulatory minimum capital requirements. The Management Committee of SLMS, which includes one representative of the Company, must unanimously approve any such capital contributions. The Company made no such capital contributions to SLMS during 2001 and 2000.


NOTE G -- PROPERTIES

    Properties consist of the following:

                                                                AS OF DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                                 ----        ----
                                                              (THOUSANDS OF DOLLARS)
Land........................................................   $ 20,523    $ 18,904
Buildings and building improvements.........................    134,779     101,638
Leaseholds and leasehold improvements.......................     61,926      57,674
Computer hardware and software..............................     58,619      64,105
Furniture, fixtures and equipment...........................     54,365      48,907
Construction in progress....................................      3,896      32,906
Other.......................................................      1,700       2,311
                                                               --------    --------
                                                                335,808     326,445
Less: accumulated depreciation..............................    (85,465)    (78,379)
                                                               --------    --------
    Total...................................................   $250,343    $248,066
                                                               --------    --------
                                                               --------    --------

NOTE H -- CREDIT ARRANGEMENTS

    Short-term borrowings and long-term debt consist of the following:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
Short-term borrowings:
    Borrowings under the Amended and Restated
      Credit Agreement......................................   $130,000     $116,000
Long-term debt:
    Long-term debt securities (net of unamortized discount
      of $602 and $666).....................................     99,398       99,334
                                                               --------     --------
        Total...............................................   $229,398     $215,334
                                                               --------     --------
                                                               --------     --------

    BANK CREDIT FACILITIES -- In November 2000, the Company amended its existing Credit Agreement (the 'Amended Credit Agreement') in connection with the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation, as well as the Company's plea agreement with the Antitrust Division of the United States Department of Justice (see Note O). Under the Amended Credit Agreement, the Company had up to $300 million of committed senior secured financing with an international syndicate of banks arranged through J.P. Morgan Securities, Inc. available through July 11, 2001. All outstanding borrowings under the Amended Credit Agreement were refinanced in July 2001, as discussed below.

    In July 2001, the Company amended and restated the Amended Credit Agreement (the 'Amended and Restated Credit Agreement') with an international syndicate of lenders arranged through J.P. Morgan Securities, Inc. The Amended and Restated Credit Agreement provides for two separate credit facilities consisting of:
(1) a senior secured term facility (the 'Term Facility') of $130 million with repayment due on August 11, 2002 and (2) a senior secured revolving credit facility (the 'Revolving Facility') of up to $120 million available through July 10, 2002. The Company incurred arrangement and origination fees of $5.3 million in connection with the Amended and Restated Credit Agreement, which are being amortized over the terms of the respective commitments. Commitment fees are determined based on the aggregate amount of unused commitments under the Amended and Restated Credit Agreement and are charged quarterly in arrears.

    The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the Company's headquarters at 1334 York Avenue in New York (the 'York Property'). In addition, borrowings by the Company's U.K. affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to LIBOR plus three percent. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of December 31, 2001.

    As discussed above, the Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through August 11, 2002 and July 10, 2002, respectively. On these dates, the Term Facility and the Revolving Facility will expire and any outstanding borrowings will be due and payable to the Company's existing banking group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements, as well as to fund the remaining payments due under the Company's antitrust fine (see Note O), payments due under the Company's retention programs (see Note Q) and interest payments related to the Company's long-term debt securities, an extension, amendment or refinancing of the Amended and Restated Credit Agreement will be necessary to supplement operating cash flows. Alternatively, the Company believes that it has other options available for capital resources, including, but not limited to, various types of debt instruments with varying maturities, the issuance of new equity or convertible securities, a sale-leaseback of the York Property, the sale of certain other corporate assets or operating units and the collection of client loans. The Company currently believes it will secure adequate long-term funding or satisfy its liquidity needs pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to obtain such funding, this would have a material adverse effect on the Company's business, results of operations and/or financial condition.

    At December 31, 2001, the Company had outstanding short-term borrowings of $130 million under the Term Facility at a weighted average interest rate of 5.7%. The Company had no outstanding borrowings under the Revolving Facility at December 31, 2001.

    SENIOR UNSECURED DEBT -- In February 1999, the Company issued a tranche of long-term debt securities (the 'Notes'), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on property and entering into sale-leaseback transactions, excluding the York Property. The Company was in compliance with these covenants at December 31, 2001. An event of default related to the Amended and Restated Credit Agreement does not, in and of itself, constitute an event of default under the Indenture. If, and to the extent required under the Indenture, pursuant to which the Notes were issued and subject to certain exceptions contained in the Indenture, the security documents executed in connection with the Amended and Restated Credit Agreement provide that the obligations under the Notes shall be secured equally and ratably with that portion of the obligations under the Amended and Restated Credit Agreement that exceed the permitted exceptions contained in the Indenture.

    INTEREST PAID -- Interest paid on borrowings, net of capitalized interest, totaled $23.1 million, $18.6 million and $3.9 million during 2001, 2000 and 1999, respectively.

NOTE I -- INCOME TAXES

    The significant components of income tax (benefit) expense attributed to continuing operations consist of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2001       2000       1999
                                                          ----       ----       ----
                                                            (THOUSANDS OF DOLLARS)
(Loss) Income Before Taxes:
    Domestic..........................................  $(53,016)  $(253,609)  $26,423
    Foreign...........................................   (18,530)      3,482    25,727
                                                        --------   ---------   -------
        Total.........................................  $(71,546)  $(250,127)  $52,150
                                                        --------   ---------   -------
                                                        --------   ---------   -------
Income Taxes Current:
    Federal...........................................  $  6,291   $ (19,781)  $ 1,546
    State and local...................................      (353)         --     1,098
    Foreign...........................................     3,299       2,862     8,283
                                                        --------   ---------   -------
                                                           9,237     (16,919)   10,927
                                                        --------   ---------   -------
Income Taxes Deferred:
    Federal and state.................................   (26,891)    (42,022)    7,478
    Foreign...........................................   (12,196)     (1,492)      891
                                                        --------   ---------   -------
                                                         (39,087)    (43,514)    8,369
                                                        --------   ---------   -------
        Total.........................................  $(29,850)  $ (60,433)  $19,296
                                                        --------   ---------   -------
                                                        --------   ---------   -------

    The components of deferred income tax assets and liabilities are disclosed below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
Deferred Tax Assets:
    Asset provisions and accrued liabilities................   $ 47,191     $ 54,207
    Tax loss and credit carryforwards.......................     97,392       45,664
                                                               --------     --------
                                                                144,583       99,871
    Valuation allowance.....................................    (43,060)     (37,270)
                                                               --------     --------
        Total...............................................   $101,523     $ 62,601
                                                               --------     --------
                                                               --------     --------
Deferred Tax Liabilities:
    Basis difference in partnership assets..................   $ 10,349     $ 10,778
    Difference between book and tax basis of depreciable and
      amortizable assets....................................      3,929        4,448
                                                               --------     --------
        Total...............................................   $ 14,278     $ 15,226
                                                               --------     --------
                                                               --------     --------

    At December 31, 2001, the Company has U.S. federal tax loss carryovers of $35.0 million, which expire in 2020 and 2021 and foreign tax credit carryforwards of $9.2 million, having expiration dates ranging from 2002 to 2004. The Company also has various foreign and state loss carryovers that expire in 2002 and thereafter. The Company provided a valuation allowance for certain state and foreign losses and tax credit carryforwards of $43.1 million and $37.3 million at December 31, 2001 and 2000, respectively. The valuation allowance increased by $5.8 million and $33.2 million at December 31, 2001 and 2000, respectively. The changes in the valuation allowance resulted from management's evaluation of the utilization of state and foreign operating losses and U.S. federal tax credit carryforwards.

    The effective tax rate varied from the statutory rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001      2000     1999
                                                              ----      ----     ----
Statutory federal income tax rate...........................  35.0%     35.0%    35.0%
State and local taxes, net of federal tax benefit...........   8.4       9.3      5.4
Foreign taxes at rates different than U.S. rates............   3.4       0.9     (7.6)
Non-deductible antitrust expenses...........................  (1.2)     (7.4)      --
Effect of operating losses and tax credits..................  (3.0)    (13.9)     3.1
Other.......................................................  (0.9)      0.3      1.1
                                                              ----     -----     ----
Effective income tax rate...................................  41.7%     24.2%    37.0%
                                                              ----     -----     ----
                                                              ----     -----     ----

    Undistributed earnings of foreign subsidiaries included in consolidated retained earnings at December 31, 2001 and 2000 amounted to $63.1 million and $53.7 million, respectively. Such amounts are considered to be reinvested indefinitely or will be distributed from income in such a way that would not incur a significant tax consequence and, therefore, no provision has been made for taxes that would be payable upon distribution of these earnings.

    Total net income tax (refunds) payments during 2001, 2000 and 1999 were ($14.6) million ($0.1) million and $22.0 million, respectively.

    The related tax (benefit) expense for the years ended December 31, 2001, 2000 and 1999 related to the foreign currency translation adjustment included in Other Comprehensive Income (Loss) was approximately $1.1 million, ($0.9) million and ($2.2) million, respectively.

NOTE J -- LEASE COMMITMENTS

    The Company conducts business on premises leased in various locations under long-term operating leases expiring through 2060. Net rental expense under operating leases totaled $14.6 million, $16.9 million and $16.8 million, respectively, for the years ended December 31, 2001, 2000 and 1999.

    Future minimum lease payments under noncancelable operating leases in effect at December 31, 2001 are as follows (in thousands of dollars):

2002......................................................  $ 13,737
2003......................................................    12,207
2004......................................................    11,485
2005......................................................    10,300
2006......................................................     9,965
Thereafter................................................    63,024
                                                            --------
    Total future minimum lease payments...................  $120,718
                                                            --------
                                                            --------

    These future minimum lease payments exclude minimum sublease rental receipts of $9.0 million owed to the Company in the future under noncancelable subleases.

    In addition to the lease payments above, under the terms of certain leases, the Company is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

NOTE K -- SHAREHOLDERS' EQUITY

    COMMON STOCK -- Each share of the Company's Class A Common Stock is entitled to one vote and each share of the Company's Class B Common Stock is entitled to ten votes. Both classes of common stock share equally in cash dividend distributions, if any. The Class A Common Stock is traded on both the New York Stock Exchange and the London Stock Exchange.

    On July 23, 1999, Amazon.com, Inc. ('Amazon') purchased one million of newly issued shares of the Company's Class A Common Stock at $35.44 per share, and purchased for $10 million a three year warrant to purchase an additional one million shares at $100 per share.

    On March 30, 2001, the Company deposited 1.1 million shares of its Class A Common Stock with a fair market value of $20 million in an escrow account to extinguish a portion of the remaining liability related to the Shareholder Litigation settlement. On April 25, 2001, the Company deposited an additional
1.1 million shares of its Class A Common Stock in an escrow account to extinguish the remaining liability associated with the Shareholder Litigation. (See Note O and Part I, Item 3 'Legal Proceedings' for additional information relating to the Shareholder Litigation.)

    PREFERRED STOCK -- In addition to the Class A and Class B Common Stock outstanding, the Company has the authority to issue 50,000,000 shares of no par value Preferred Stock. No such shares were issued and outstanding at December 31, 2001 and 2000.

    STOCK OPTION PLANS -- As of December 31, 2001, the Company has reserved 17,805,000 shares of Class B Common Stock for future issuance in connection with the 1987 Stock Option Plan (the '1987 Plan') and the 1997 Stock Option Plan (the '1997 Plan'). The 1997 Plan succeeded the 1987 Plan.

    Pursuant to both stock option plans, options are granted with an exercise price equal to or greater than fair market value at the date of grant. Options granted through September 1992 pursuant to the 1987 Plan, vest and become exercisable ratably during each of the fourth, fifth and sixth years after the date of grant. Options granted subsequent to September 1992 and through December 1996 pursuant to the 1987 Plan, and options granted subsequent to December 1996 pursuant to the 1997 Plan, primarily vest and become exercisable ratably in each of the second, third, fourth, fifth and sixth years after the date of grant (except in the U.K. where certain options vest three-fifths in the fourth year and one-fifth in each of the fifth and sixth years after the date of grant). All options granted on or after April 29, 1997 will vest immediately upon a change of control (as defined in the 1997 Plan document). The options are exercisable into shares of Class B Common Stock, which are authorized but unissued shares. The shares of Class B Common Stock issued upon exercise are freely convertible into an equivalent number of shares of Class A Common Stock. Pursuant to both stock option plans, options expire ten years after the date of grant.

    At December 31, 2001, there were outstanding options under the 1997 Plan and the 1987 Plan for the purchase of 14,140,910 shares, at prices ranging from $10.87 to $42.63 per share. Stock option transactions during 2001, 2000 and 1999 are summarized as follows (shares in thousands):

                                                 SHARES                OPTIONS OUTSTANDING
                                              RESERVED FOR    --------------------------------------
                                             ISSUANCE UNDER                              WEIGHTED
                                               THE PLANS      SHARES       PRICES      AVERAGE PRICE
                                               ---------      ------       ------      -------------
Balance at January 1, 1999.................       9,778        7,896    $10.87-24.25      $17.84
    Shares reserved........................       4,900
    Options granted........................                    2,033    $25.63-42.63      $36.76
    Options canceled.......................                      (77)   $10.87-37.94      $23.72
    Options exercised......................        (653)        (653)   $10.87-24.25      $14.45
                                                 ------       ------    ------------      ------
Balance at December 31, 1999...............      14,025        9,199    $10.87-42.63      $21.94
    Shares reserved........................       4,000
    Options granted........................                    6,750    $16.63-29.06      $21.34
    Options canceled.......................                   (2,554)   $10.87-42.38      $19.35
    Options exercised......................        (167)        (167)   $10.87-24.25      $14.22
                                                 ------       ------    ------------      ------
Balance at December 31, 2000...............      17,858       13,228    $10.87-42.63      $22.13
    Options granted........................                    1,785    $11.24-26.38      $22.63
    Options canceled.......................                     (819)   $10.87-42.63      $23.81
    Options exercised......................         (53)         (53)   $10.87-24.25      $16.16
                                                 ------       ------    ------------      ------
Balance at December 31, 2001...............      17,805       14,141    $10.87-42.63      $22.11
                                                 ------       ------
                                                 ------       ------

    During 2000, the Company's former Chief Executive Officer relinquished 1,930,000 options issued pursuant to the 1997 Plan and the 1987 Plan (with exercise prices ranging from $10.87 to $24.25) pursuant to an agreement between the Company and the former Chief Executive Officer related to the DOJ investigation and other related matters (see Note O).

    The following table summarizes information about options outstanding at December 31, 2001 (shares in thousands):

                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               ----------------------------------------------   ---------------------------
                                             WEIGHTED AVERAGE
                               OUTSTANDING      REMAINING         WEIGHTED      EXERCISABLE     WEIGHTED
RANGE OF PRICES                AT 12/31/01   CONTRACTUAL LIFE   AVERAGE PRICE   AT 12/31/01   AVERAGE PRICE
---------------                -----------   ----------------   -------------   -----------   -------------
$10.8700 - 12.7875...........       670         6.0 years          $11.07            370         $10.93
$12.7876 - 17.0500...........     1,043         2.1 years          $14.67          1,038         $14.66
$17.0501 - 21.3125...........     5,993         7.2 years          $18.88          2,261         $18.84
$21.3126 - 25.5750...........     2,688         7.8 years          $24.07            803         $23.70
$25.5751 - 29.8375...........     2,502         8.5 years          $26.44            781         $26.48
$29.8376 - 34.1000...........        16         7.6 years          $31.93              7         $31.93
$34.1001 - 38.3625...........     1,228         7.2 years          $36.97            546         $37.06
$38.3626 - 42.6250...........         1         0.1 years          $42.63              1         $42.63
                                 ------         ---------          ------          -----         ------
                                 14,141         7.1 years          $22.11          5,807         $21.02
                                 ------                                            -----
                                 ------                                            -----

    The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $9.15, $10.77 and $5.05, respectively. At December 31, 2001,
2000 and 1999, 5,806,952, 3,433,452 and 3,336,183 options were exercisable at weighted average exercise prices of $21.02, $19.67 and $17.05, respectively.

    During the first and fourth quarters of 2000, the Compensation Committee of the Board of Directors (the 'Compensation Committee') awarded special grants of 3 million and 2 million stock options, respectively, pursuant to the 1997 Plan in addition to the normal annual grant. The options granted in the fourth quarter of 2000 vest and become exercisable ratably in each of the second, third and fourth years after the date of grant.

    In the first quarter of 2002, the Compensation Committee approved a grant of
1.6 million options with an exercise price of $13.69 pursuant to the 1997 Plan. Such options, which were granted at an exercise price equal to the fair market value of the Company's Class A Common Stock at the date of grant, vest the earlier of one year from the date of grant or the day after the Company's
Class A Common Stock closes at or above $30 per share for ten consecutive trading days. Such options will expire the earlier of five years after the date of grant or six months after the Company's Class A Common Stock closes at or above $30 per share for ten consecutive trading days. These options vest immediately upon a change of control (as defined in the 1997 Plan document).

    PERFORMANCE SHARE PURCHASE PLAN -- As of December 31, 2001, the Company has reserved 1,958,000 shares of Class B Common Stock for issuance in connection with the Performance Share Purchase Plan (the 'Performance Plan'). At
December 31, 2001, 285,500 options were outstanding under the Performance Plan.

    The following table summarizes information about options outstanding at December 31, 2001 under the Performance Plan:

                                        SHARES                  OPTIONS OUTSTANDING
                                      RESERVED FOR    ------------------------------------------
                                     ISSUANCE UNDER                                   WEIGHTED
                                        THE PLAN        SHARES         PRICE       AVERAGE PRICE
                                        --------        ------         -----       -------------
Balance at January 1, 1999..........    2,000,000       695,500     $3.69 - 5.03       $4.48
    Options forfeited...............           --      (220,500)    $4.29 - 5.03       $4.31
    Options exercised...............      (25,000)      (25,000)    $       3.69       $3.69
                                        ---------      --------     ------------       -----
Balance at December 31, 1999........    1,975,000       450,000     $3.69 - 5.03       $4.61
    Options forfeited...............           --      (147,500)    $3.69 - 5.03       $4.58
    Options exercised...............      (17,000)      (17,000)    $       3.69       $3.69
                                        ---------      --------     ------------       -----
Balance at December 31, 2000........    1,958,000       285,500     $3.69 - 5.03       $4.69
    Options forfeited...............           --            --               --          --
    Options exercised...............           --            --               --          --
                                        ---------      --------     ------------       -----
Balance at December 31, 2001........    1,958,000       285,500     $3.69 - 5.03       $4.69
                                        ---------      --------
                                        ---------      --------

    Options granted under the Performance Plan will be exercisable upon the fulfillment of certain performance criteria, based on the Company's earnings per share or return on equity, or both, as determined by the Compensation Committee or the Section 162(m) Subcommittee thereof, as applicable, as well as fulfillment of time vesting requirements. The options, which generally have a three-year performance period, time vest regardless of achieving the performance goal, in one third increments on each of the third, fourth and fifth anniversaries of the date of grant. If the performance goal has been achieved at the time these options begin time vesting, the options will become exercisable when the time vesting requirement is met. If the performance goal has not been achieved by the end of the performance period, the options will not become exercisable upon time vesting. Rather, the designated performance goal will automatically be adjusted, and the performance period will be extended one year. Upon achievement of the adjusted performance goal, the options will be exercisable to the extent they have time vested. If the adjusted performance goal is not achieved by the end of the fifth year after the date of grant, the options will expire. During the term of each Performance Plan option, the option accrues dividend equivalents (if dividends are declared by the Board of Directors of the Company) which are payable to the option holder when the option becomes exercisable. During 1997, the Audit and Compensation Committees approved an acceleration of the time vesting for options granted during 1996 and 1997. These options time vest on the third anniversary of the date of the grant, provided that the performance goal is achieved. The performance goal for the 1996 grant was achieved, and the options became exercisable on January 31, 1999. As of December 31, 2001, 73,000 options were exercisable pursuant to the 1996 grant at a price of $3.69 per share. No other options issued pursuant to the Performance Plan were exercisable as of December 31, 2001.

    Pursuant to the Performance Plan, options are granted with an exercise price equal to at least 25% of the fair market value of the Class B Common Stock at the date of grant.

    During the fourth quarter of 2000, 50,000 options issued pursuant to the 1996 Performance Plan (with a price of $3.69) were relinquished by the Company's former Chief Executive Officer pursuant to an agreement between the Company and the former Chief Executive Officer related to the DOJ investigation and other related matters. Accordingly, in the fourth quarter of 2000, the Company recorded in special charges (see Note O) a reduction of accrued compensation cost of approximately $1.4 million previously expensed for these options.

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

    Had compensation cost for the 1997 Plan and the Performance Plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net
(loss) income and (loss) earnings per share would have been equal to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           2001          2000          1999
                                                           ----          ----          ----
Net (loss) income -- as reported...................      $(41,696)     $(189,694)     $32,854
Net (loss) income -- pro forma.....................      $(63,817)     $(211,005)     $19,410
Basic (loss) earnings per share -- as reported.....      $  (0.69)     $   (3.22)     $  0.57
Basic (loss) earnings per share -- pro forma.......      $  (1.05)     $   (3.58)     $  0.33
Diluted (loss) earnings per share -- as reported...      $  (0.69)     $   (3.22)     $  0.56
Diluted (loss) earnings per share -- pro forma.....      $  (1.05)     $   (3.58)     $  0.33

    The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in SFAS No. 123 has not been applied to options granted prior to January 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants issued in 2001, 2000 and 1999:

                                                 2001       2000       1999
                                                 ----       ----       ----
Dividend yield...............................     --         --        1.0%
Expected volatility..........................    39.0%      35.0%      35.0%
Risk-free rate of return.....................    5.5%       6.0%       5.4%
Expected life................................  4.5 years  7.5 years  7.5 years

    The compensation cost generated by the Black-Scholes model may not be indicative of the future benefit received by the option holder.

    STOCK COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS -- Effective April 30, 1998, the Company amended the Director Stock Ownership Plan. As of December 31, 2001, the Company has reserved 96,755 shares of Class A Common Stock for issuance in connection with the Stock Compensation Plan for Non-employee Directors (the 'Amended Plan'). During 2001, 2000 and 1999, the number of shares issued to non-employee directors under the Amended Plan (including deferred stock units) were 27,120, 22,035 and 15,255, respectively.

    STOCK REPURCHASE PROGRAMS -- In June 1996, the Company authorized an increase in the number of shares of its outstanding Class A Common Stock to be acquired under the November 30, 1995 stock repurchase program from one million shares to four million shares. As of December 31, 2001, 2.5 million shares had been repurchased under this program. There were no repurchases of stock during 2001 and 2000. Due to the current liquidity situation of the Company, management does not currently expect to make any stock repurchases.

NOTE L -- PENSION ARRANGEMENTS

    The Company has a defined contribution plan for U.S. employees who have completed three consecutive months of employment (the 'Retirement Savings Plan'). The Company contributes an amount equal to 2% of each participant's eligible compensation to the plan. Additionally, participants may elect to contribute between 2% and 12% of their eligible compensation, up to the maximum amount allowable under Internal Revenue Service ('IRS') regulations, on a pre-tax basis. Employee savings are matched by a Company contribution of up to an additional 6% of the participant's eligible compensation. The Company's pension expense related to the Retirement Savings Plan totaled $3.7 million, $3.4 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    The Company also has an unfunded Benefits Equalization Plan (the 'BEP'). The BEP is available to certain officers of the Company whose contributions to the Retirement Savings Plan are limited by IRS regulations. Such officers may enter into agreements pursuant to which their salaries will be reduced and the Company will maintain accounts on their behalf in the amount of the difference between the aggregate amount of contributions that would have been made to the Retirement Savings Plan in the absence of the limitations, and the aggregate amount of contributions actually made to the Retirement Savings Plan. Employee savings are matched by a Company contribution of up to an additional 6% of the participant's eligible compensation. Contributions to the BEP earn interest at a rate equal to 3.3% above the 10-year U.S. Treasury Bond rate. The total unfunded liability of the BEP was $15.6 million and $12.5 million as of December 31, 2001 and 2000, respectively, and is included within other liabilities in the Consolidated Balance Sheets. The Company's pension expense related to the BEP totaled $0.9 million for the years ended December 31, 2001, 2000 and 1999.

    The Company also makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the 'U.K. Plan'). During 2001, as a result of the Company's restructuring plans (see Note R), the Company recorded a curtailment gain of $0.4 million and special termination benefits of $0.3 million related to the U.K. Plan.

    The table below details the change in the projected benefit obligation ('PBO'), the change in the fair value of plan assets, the funded status and the net pension asset recognized in the Consolidated Balance Sheets as of December 31, 2001 and 2000 related to the U.K. Plan:

                                                            AS OF DECEMBER 31,
                                                          -----------------------
                                                             2001         2000
                                                             ----         ----
                                                          (THOUSANDS OF DOLLARS)
PBO at beginning of year................................   $109,640     $110,258
Service cost............................................      4,946        5,231
Interest cost...........................................      6,816        6,670
Employee contributions..................................        689          922
Actuarial loss (gain)...................................      9,186       (2,409)
Benefits paid...........................................     (2,866)      (2,644)
Impact of curtailment...................................       (735)          --
Special termination benefits............................        330           --
Foreign currency exchange rate changes..................     (3,008)      (8,388)
                                                           --------     --------
    PBO at end of year..................................   $124,998     $109,640
                                                           --------     --------
                                                           --------     --------
Fair value of plan assets at beginning of year..........   $166,325     $160,209
Actual (loss) return on plan assets.....................    (25,540)      19,091
Employer contributions..................................      1,294        1,054
Employee contributions..................................        689          922
Benefits paid...........................................     (2,866)      (2,644)
Foreign currency exchange rate changes..................     (4,865)     (12,307)
                                                           --------     --------
    Fair value of plan assets at end of year............   $135,037     $166,325
                                                           --------     --------
                                                           --------     --------
Funded status...........................................   $ 10,039     $ 56,685
Unrecognized transitional asset.........................       (441)        (898)
Unrecognized prior service cost.........................      1,153        1,810
Unrecognized actuarial loss (gain)......................      6,712      (42,886)
                                                           --------     --------
    Prepaid pension cost recorded in the Consolidated
      Balance Sheets....................................   $ 17,463     $ 14,711
                                                           --------     --------
                                                           --------     --------

    The components of the net pension benefit are:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                   ----       ----       ----
                                                     (THOUSANDS OF DOLLARS)
Service cost...................................  $  4,946   $  5,231   $  5,118
Interest cost..................................     6,816      6,670      6,554
Expected return on plan assets.................   (12,055)   (12,731)   (11,985)
Amortization of prior service cost.............       265        279        297
Amortization of actuarial gain.................    (1,297)    (1,720)      (812)
Amortization of transition asset...............      (429)      (452)      (481)
                                                 --------   --------   --------
    Sub-total..................................    (1,754)    (2,723)    (1,309)
Curtailment gain...............................      (434)        --         --
Special termination benefits...................       330         --         --
                                                 --------   --------   --------
    Net pension benefit........................  $ (1,858)  $ (2,723)  $ (1,309)
                                                 --------   --------   --------
                                                 --------   --------   --------

    The following actuarial assumptions were used in determining the funded status of the U.K. Plan:

                                                              2001       2000
                                                              ----       ----
Weighted average discount rate..............................  6.25%      6.50%
Weighted average rate of compensation increase..............  4.50%      5.00%
Weighted average expected long-term rate of return on plan
  assets....................................................  8.00%      8.00%

NOTE M -- RELATED PARTY TRANSACTIONS

    Prior to December 1995, the Company had a loan program whereby it would directly lend money to certain officers and staff for a term of 15 years to purchase a residence under notes bearing interest at an annual rate equal to one to two percentage points below the Prime Rate. In December 1995, the majority of the loans under this program were refinanced and replaced by a bank loan program providing comparable loan terms and interest rates. The Company guarantees all repayment obligations under this bank loan program, which is available to employees at the Chief Executive Officer's discretion. For loans under this program exceeding $0.5 million, the approval of either the Compensation Committee or Executive Committee of the Board of Directors is required. All loans are immediately repayable in the event an employee leaves the Company. The amount of guarantees outstanding under this program was $2.1 million at December 31, 2001.

    The Company has another bank loan guarantee program, which is available to certain employees at the Chief Executive Officer's discretion, whereby the employee borrows directly from a bank on a demand note basis and pays interest at an annual rate equal to the Prime Rate. All of the repayment obligations of the employee are guaranteed by the Company and are repayable when an employee leaves the Company. These obligations totaled $0.2 million at December 31, 2001.

    For the years ended December 31, 2001 and 2000, the Company recognized approximately $3.6 million and $2.0 million, respectively, of commission revenue primarily related to the sale of property consigned by a significant shareholder of the Company.

    For the year ended December 31, 2001, the Company recognized approximately $0.2 million of commission revenue related to the purchase of property by a significant shareholder of the Company.

    The payment of approximately $28 million of the cash retention awards described in Note O is guaranteed by A. Alfred Taubman, a principal shareholder of the Company.

    (See Notes D and O for additional related party disclosures.)

NOTE N -- DERIVATIVES

    Effective January 1, 2001, the Company adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ('OCI') and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    The Company primarily utilizes forward exchange contracts to manage exposures related to foreign currency risks, which mostly arise from foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company's global treasury function. The Company's primary objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

    The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133 and are recorded on the Company's Consolidated Balance Sheet at fair value with any changes in their fair value being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, 'Foreign Currency Translation.' As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. During 2001, such costs, which are reflected in other income/(expense), were not material to the Company's results of operations.

    The Company's Consolidated Balance Sheet at December 31, 2001 includes a nominal asset within other current assets reflecting the fair value of the Company's forward exchange contracts.

    The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax decrease to OCI of $0.3 million ($0.2 million after-tax) during the first quarter of 2001. The majority of this amount was reclassified into earnings as other income/(expense) during the first quarter of 2001. The remaining amount was reclassified into earnings during the second quarter of 2001.

NOTE O -- LITIGATION AND SPECIAL CHARGES

    During 2001 and 2000, the Company recorded the following special charges related to the investigation by the Antitrust Division of the United States Department of Justice (the 'DOJ'), other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed below:

                                                          2001           2000
                                                          ----           ----
                                                         (THOUSANDS OF DOLLARS)
U.S. Antitrust Litigation..............................  $   --        $100,000
Shareholder Litigation.................................      --          40,000
Antitrust fine.........................................      --          34,113
Special recognition bonuses............................      --          10,674
Legal and other costs..................................   3,089           9,555
Amazon Settlement......................................      --           8,143
Class notification costs -- U.S. Antitrust
  Litigation...........................................    (570)          2,000
Forfeiture of Performance Plan shares..................      --          (1,416)
                                                         ------        --------
    Total..............................................  $2,519        $203,069
                                                         ------        --------
                                                         ------        --------

    In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. The Company has pled guilty to a violation of the U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. On February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The $34.1 million recorded as special charges in 2000 represents the present value of the amounts due to the DOJ. In June 2001 and February 2002, the Company made payments of $3 million each to fund a portion of the fine payable to the DOJ in accordance with the plea. The remaining $39 million of the fine is payable as follows: (a) $6 million due February 6, 2003, (b) $6 million due February 6, 2004, (c) $12 million due February 6, 2005 and (d) $15 million due February 6, 2006.

    A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere (the 'U.S. Antitrust Litigation'). In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations (the 'Shareholder Litigation').

    On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation and recorded special charges of $100 million related to the settlement in the third quarter of 2000. On April 20, 2001, the Court approved an amended settlement agreement (the 'Amended Settlement Agreement'). Under the Amended Settlement Agreement, the Company has deposited into an escrow account for the benefit of members of the class: (a) $206 million in cash and (b) a global vendor's commission discount certificate (the 'Global Certificate') with a face value of $62.5 million. The Court determined that the $62.5 million face value of the Global Certificate had a fair market value of not less than $50 million. The Company currently has recorded estimated redemptions of $50 million related to the individual vendor's commission discount certificates (the 'Discount Certificates') in the Consolidated Balance Sheets within the long-term settlement liability. Of the cash payments made in accordance with the Amended Settlement Agreement, $156 million were funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. Certain class members have filed notices of appeal of the court's order approving the settlement. The U.S. Court of Appeals for the Second Circuit will hear the appeal.

    The individual vendor's commission discount certificates to be distributed as part of the U.S. Antitrust Litigation settlement will be fully redeemable in connection with any non-Internet auction that is conducted by the Company in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates are not currently expected to be printed and issued to the class of plaintiffs before sometime in 2003. The Company expects to incur costs for printing, issuing and redeeming the Discount Certificates issued to the class of plaintiffs related to the U.S. Antitrust Litigation settlement. These costs have not been expensed since they are currently not estimatable due to the expected timing of when the Discount Certificates will be printed and issued.

    On September 24, 2000, the Company agreed to settle the Shareholder Litigation and recorded special charges of $40 million related to the settlement in the third quarter of 2000. On February 16, 2001, the Court approved the settlement. Under the terms of the Shareholder Litigation settlement, the Company has deposited into an escrow account for the benefit of members of a class of all purchasers of the Company's Class A Common Stock during the period of February 11, 1997 through February 18, 2000: (a) $30 million in cash and (b) 2,204,708 shares of Sotheby's Class A Common Stock, which had a value of $40 million at the time they were deposited. A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former chairman and a co-defendant in the Shareholder Litigation, funded the $30 million cash payment due under the terms of the Shareholder Litigation settlement.

    In November 2000, pursuant to an agreement with Amazon (the 'Amazon Agreement'), the activities of sothebys.amazon.com, the former auction website for the sale of authenticated and guaranteed art and antiques that had been operated by the Company and Amazon pursuant to a previous co-branded site agreement, were combined with those of sothebys.com, the Company's own auction website. The Amazon Agreement provided for Amazon to promote the sothebys.com website and otherwise provide marketing services related to sothebys.com. The Amazon Agreement also provided for releases from any potential claims related to the operation of sothebys.amazon.com and the purchase by Amazon in July 1999 of the Company's Class A Common Stock and warrants to purchase additional shares of the Company's Class A Common Stock. The Company determined that $9.5 million of the minimum payments required under the agreement constituted consideration for the release of these claims. The $8.1 million recorded as special charges in 2000 represents the present value of the amounts that were due to Amazon in respect of the releases discussed above. In the fourth quarter of 2001, the Company terminated the Amazon Agreement and in full satisfaction of the Company's obligations under the Amazon

Agreement, paid $11.6 million to Amazon and extinguished the remaining $6.3 million liability related to the Amazon settlement (see Note R).

    During 2001 and 2000, the Company recorded special charges of $3.1 million and $9.6 million, respectively, consisting primarily of legal and other professional fees related to the investigation by the DOJ, other governmental inquiries and investigations, and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed above and in Note P.

    During 2000, the Company recorded special charges of $2.0 million for estimated costs related to the notification of the members of the class of plaintiffs in the U.S. Antitrust Litigation. During the fourth quarter of 2001, the Company recorded a $0.6 million reversal of the liability related to the class notification costs as a result of the favorable completion of negotiations with the vendor.

    During 2000, as a result of the DOJ investigation and other related matters as discussed above, the Company recorded special charges of $10.7 million for special recognition bonuses for certain key employees. Such special recognition bonuses were in addition to the recipients' regular compensation and were paid during the fourth quarter of 2000 and first quarter of 2001.

    During 2000, 50,000 options issued pursuant to the 1996 Performance Plan were relinquished by the Company's former Chief Executive Officer pursuant to an agreement between the Company and the former Chief Executive Officer related to the DOJ investigation and other related matters (see Note K). Accordingly, in the fourth quarter of 2000, the Company recorded in special charges a reduction of accrued compensation cost of approximately $1.4 million previously expensed for these options.

    Amounts charged to the Company's settlement liabilities related to the DOJ investigation and other related matters during 2001 and 2000 were as follows (in thousands of dollars):

                                      U.S.                    ANTITRUST     AMAZON
                                   ANTITRUST    SHAREHOLDER     FINE      SETTLEMENT
                                   LITIGATION   LITIGATION      (NET)       (NET)        TOTAL
                                   ----------   ----------      -----       -----        -----
Original provision at
  September 30, 2000.............  $ 256,000     $ 70,000      $34,113     $ 8,143     $ 368,256
Cash payments into escrow........   (100,000)     (30,000)          --          --      (130,000)
Cash payments to Amazon..........         --           --           --        (594)         (594)
Amortization of discount.........         --           --           --         165           165
                                   ---------     --------      -------     -------     ---------
Settlement liability at
  December 31, 2000..............    156,000       40,000       34,113       7,714       237,827
Cash payments into escrow........   (106,000)          --           --          --      (106,000)
Cash payment to DOJ..............         --           --       (3,000)         --        (3,000)
Cash payments to Amazon..........         --           --           --      (1,781)       (1,781)
Amortization of discount.........         --           --        2,509         417         2,926
Termination of Amazon Agreement
  (see Note R)...................         --           --           --      (6,350)       (6,350)
Issuance of Class A Common
  Stock..........................         --      (40,000)          --          --       (40,000)
                                   ---------     --------      -------     -------     ---------
Settlement liability at
  December 31, 2001..............  $  50,000     $     --      $33,622     $    --     $  83,622
                                   ---------     --------      -------     -------     ---------
                                   ---------     --------      -------     -------     ---------

    (See Note P for additional information on litigation.)

NOTE P -- COMMITMENTS AND CONTINGENCIES

    COMMITMENTS -- As of December 31, 2001, the Company had outstanding letters of credit of approximately $6.5 million primarily relating to rental obligations in Europe and the U.S.

    In conjunction with the retention plans approved during 2001 (see Note Q), the Company entered into employment agreements with a group of certain key employees, which expire at various dates through December 31, 2003. Such agreements provide, among other benefits, for minimum salary levels and incentive bonuses which are payable if specified Company and individual goals are attained, as well as cash awards in conjunction with the Company's retention programs. The aggregate commitment for future salaries at December 31, 2001, excluding incentive bonuses and cash awards in conjunction with the Company's retention programs, was approximately $5.6 million.

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

    Certain class members have filed notices of appeal of the court's order approving the settlement of the U.S. Antitrust Litigation. The U.S. Court of Appeals for the Second Circuit will hear the appeal.

    One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and is seeking approximately $19 million in damages. The parties have agreed to enter into non-binding arbitration to attempt to resolve this claim. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim; however, the amount of any potential loss is not currently estimatable.

    Plaintiffs have also filed a notice of appeal of the court's decision to dismiss the International Antitrust Litigation, as defined in Part I, Item 3 'Legal Proceedings.' On October 3, 2001, the Court of Appeals heard oral arguments on this appeal, and it is expected that a decision will be rendered within the next few months.

    The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

    LENDING AND OTHER CONTINGENCIES -- The Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note D). However, potential consignor advances related to such arrangements are subject to certain limitations and conditions. Unfunded commitments to extend additional credit were approximately $12.8 million at December 31, 2001.

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee or if the property does not sell, the amount of the guarantee must be paid. At December 31, 2001, the Company had outstanding guarantees totaling approximately $15.5 million, which covers auction property having a mid-estimate sales price of approximately $19.7 million. At February 18, 2002, the Company had outstanding guarantees totaling approximately $44.1 million, which covers auction property having a mid-estimate sales price of approximately $49.0 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. At December 31, 2001, $0.7 million of the outstanding guarantees had been funded. At February 18, 2002, $28.7 million of the outstanding guarantees had been funded.

    The Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note O) will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash at the end of four years. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that the Company has recorded in the Consolidated Balance Sheets within the long-term settlement liability.

    In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the possible exception of the cash redemption of any unused Discount Certificates, the investigation by the European Commission regarding commissions charged by the Company and Christie's for auction services and the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation.

    (See Notes F, M, O & Q for other contingencies.)

NOTE Q -- RETENTION PROGRAMS

    During 2000, the Compensation Committee approved cash awards for the retention of certain key employees. During 2001, the Compensation Committee approved plans providing for further cash awards for the retention of certain key employees. Employees granted such cash awards will receive cash payments upon fulfillment of full-time employment through certain dates in 2002 and 2003. An employee granted a cash award under any of the foregoing arrangements who leaves the Company prior to such date will, generally, forfeit his or her right to payment. Under all of the foregoing arrangements, up to $7.2 million is payable in September 2002, up to $4.0 million is payable in December 2002, up to $11.6 million is payable in January 2003 and up to $3.0 million is payable in December 2003.

    Certain employees granted such awards received cash payments of approximately $6.1 million in 2001 and approximately $21.5 million in the first quarter of 2002 upon the fulfillment of full-time employment through certain dates.

    All amounts related to the above retention programs are being amortized over the contractual service period. The Company has recognized expense of approximately $19.8 million and $3.4 million related to such programs for the years ended December 31, 2001 and 2000, respectively.

NOTE R -- NET RESTRUCTURING CHARGES

    During 2001 and 2000, the Company recorded the following net restructuring charges related to the restructuring plans described below:

                                                                 2001         2000
                                                                 ----         ----
                                                               (THOUSANDS OF DOLLARS)
1998 Restructuring Plan.....................................   $  (660)      $    --
2000 Restructuring Plan.....................................      (730)       12,634
2001 Restructuring Plan.....................................    17,922            --
                                                               -------       -------
    Total...................................................   $16,532       $12,634
                                                               -------       -------
                                                               -------       -------

    1998 RESTRUCTURING PLAN -- During the second quarter of 2001, the Company reversed the remaining 1998 restructuring liability of $0.7 million related to the consolidation and integration of its New York operations into the York Property. The consolidation and integration was completed in the second quarter of 2001, and the Company determined that such amount was no longer required.

    2000 RESTRUCTURING PLAN -- During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, in December 2000, the Board of Directors approved the 2000 Restructuring Plan for the Auction operating segment, and the Company recorded restructuring charges of $12.6 million in the fourth quarter of 2000. As a result of the 2000 Restructuring Plan, the Company has achieved savings in Internet related operating expenses by eliminating headcount and reducing marketing programs. Additionally, the Company further reduced operating expenses by consolidating certain departmental resources and sales elsewhere within the Auction operating segment. The consolidation and integration of the Company's live and Internet operations into the York Property in April 2001 have also contributed to savings in operating expenses. Employee terminations related to the 2000 Restructuring Plan have primarily impacted the administrative and support functions of the Auction segment. Also, as part of the 2000 Restructuring Plan, the Company commenced operations at a specially dedicated middle market salesroom at Olympia in West London in September 2001. Olympia incorporated certain departments from the Company's main U.K. auction salesroom at New Bond Street in London and from the Company's former auction salesroom in Sussex. The liability related to the 2000 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through December 31, 2001 were as follows:

                                       SEVERANCE     LEASE AND
                                          AND        CONTRACT
                                      TERMINATION   TERMINATION     ASSET      OTHER
                                       BENEFITS        COSTS      PROVISIONS   COSTS    TOTAL
                                       --------        -----      ----------   -----    -----
                                                       (THOUSANDS OF DOLLARS)
2000 Provision......................    $ 7,127       $1,117       $ 3,844     $ 546   $12,634
Asset write-offs....................         --           --        (3,844)       --    (3,844)
                                        -------       ------       -------     -----   -------
Liability at December 31, 2000......      7,127        1,117            --       546     8,790
Cash payments.......................     (5,281)        (277)           --      (447)   (6,005)
Reversal of liability...............       (589)         (42)           --       (99)     (730)
                                        -------       ------       -------     -----   -------
Liability at December 31, 2001......    $ 1,257       $  798       $    --     $  --   $ 2,055
                                        -------       ------       -------     -----   -------
                                        -------       ------       -------     -----   -------

    During the third quarter of 2001, the Company reversed $0.7 million of the liability related to the 2000 Restructuring Plan primarily due to severance and termination benefits that will not be paid as a result of unanticipated employee attrition and redeployment.

    The 2000 Restructuring Plan includes the termination of approximately 175 employees. Substantially all of these terminations (net of employee attrition and redeployment) have occurred as of December 31, 2001. The remaining terminations under the 2000 Restructuring Plan will take place, and the related liability for severance and termination benefits will be settled, during the first six months of 2002. The balance of the restructuring liability for the 2000 Restructuring Plan relates to lease and contract termination costs primarily associated with certain exit activities in the U.K., which are currently in the final stages of completion.

    2001 RESTRUCTURING PLAN -- During the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in September 2001 for the Company's live auction business within the Auction operating segment, as well as its Finance and Real Estate operating segments and certain corporate departments. As a result, the Company recorded net restructuring charges of approximately $9.5 million in 2001, of which $0.4 million was recorded in the fourth quarter of 2001 (net of the reversal discussed below) due to the fact that such charges did not meet the criteria for recognition in the Company's Consolidated Financial Statements as of September 30, 2001. The components of these net restructuring charges are described below.

    In the third quarter of 2001, the Company decided to cease auction sales in Chicago and initiated a program to sell the building where its Chicago salesroom is located. As of the commitment date for the 2001 Restructuring Plan, the aggregate carrying value of the building and goodwill related to the Chicago auction business was approximately $6.3 million. The Company currently expects the sale of the building to occur sometime in 2002. In the third quarter of 2001, the Company recorded a loss of approximately $3.4 million for assets to be disposed related to the Chicago auction business.

    Additionally, headcount reductions will be made primarily within the administrative and support functions of the Company's live auction business, as well as its Finance and Real Estate operating segments and certain corporate departments. During 2001, the Company recorded restructuring charges of $5.8 million for severance and employee termination benefits related to these headcount reductions, of which $0.7 million was recorded in the fourth quarter of 2001. The Company also recorded restructuring charges of $0.6 million in 2001 for contract termination and other incremental costs related to this phase of the 2001 Restructuring Plan.

    During the fourth quarter of 2001, the Company reversed $0.3 million of the liability for the 2001 Restructuring Plan primarily due to severance and termination benefits related to the live auction business that will not be paid as a result of unanticipated employee redeployment and a contract termination fee that will not be incurred as a result of a better than anticipated settlement of a vendor contract.

    In the fourth quarter of 2001, as authorized by the Board of Directors, management approved a restructuring plan for the Company's online auction business within the Auction operating segment. As part of this plan, the Company terminated the Amazon Agreement in the fourth quarter of 2001 and, as a result, the Company incurred an early termination fee and recorded a $5.3 million restructuring charge in the fourth quarter of 2001 (see Note O). In January 2002, the Company entered into a strategic alliance with eBay, Inc. ('eBay') whereby sothebys.com online auctions will be incorporated into the eBay marketplace early in the summer of 2002. Under the strategic alliance, the Company will manage property flow while eBay will build and host the website. As a result of the strategic alliance, the Company recorded a $2.9 million restructuring charge related to impaired computer hardware and software. Additionally, the Company recorded restructuring charges of $0.2 million for severance and termination benefits related to the online auction business during the fourth quarter of 2001.

    In total, the 2001 Restructuring Plan includes the termination of approximately 150 employees worldwide.

    The liability related to the 2001 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. The restructuring charges and the amounts charged to the liability through December 31, 2001 were as follows:

                                       SEVERANCE
                                          AND        CONTRACT
                                      TERMINATION   TERMINATION     ASSET      OTHER
                                       BENEFITS        COSTS      PROVISIONS   COSTS    TOTAL
                                       --------        -----      ----------   -----    -----
                                                       (THOUSANDS OF DOLLARS)
2001 Provision......................    $ 6,048       $ 5,385      $ 6,327     $ 449   $18,209
Asset write-offs....................         --            --       (5,890)       --    (5,890)
Cash payments.......................     (1,264)       (5,235)          --      (164)   (6,663)
Reversal of liability...............       (187)         (100)          --        --      (287)
                                        -------       -------      -------     -----   -------
Liability at December 31, 2001......    $ 4,597       $    50      $   437     $ 285   $ 5,369
                                        -------       -------      -------     -----   -------
                                        -------       -------      -------     -----   -------

    Total remaining cash expenditures related to the 2001 Restructuring Plan are expected to be approximately $4.9 million, which will be substantially paid during the first nine months of 2002.

NOTE S -- ACQUISITIONS

    In January 1999, the Company's Real Estate segment (see Note C) acquired Teton Shadows Realty, Inc., a real estate brokerage firm in Jackson Hole, Wyoming. This acquisition has been accounted for as a purchase and did not have a material effect on the Company's financial statements, thus pro-forma results of operations have not been included herein.

NOTE T -- QUARTERLY RESULTS (UNAUDITED)

                                                      FIRST      SECOND       THIRD        FOURTH
                                                      -----      ------       -----        ------
                                                     (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
2001
    Auction Sales.................................  $216,746    $726,188    $ 116,692    $  560,283
                                                    --------    --------    ---------    ----------
    Auction and related revenues..................  $ 44,123    $116,992    $  25,327    $  100,071
    Other revenues................................    13,367      12,387       13,044        10,852
                                                    --------    --------    ---------    ----------
        Total revenues............................  $ 57,490    $129,379    $  38,371    $  110,923
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Operating (loss) income before retention
      costs, special charges and restructuring
      charges.....................................  $(24,980)   $ 32,887    $ (33,834)   $   14,961
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Operating (loss) income after retention costs,
      special charges and restructuring charges...  $(29,497)   $ 27,496    $ (47,921)   $      151
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Net (loss) income.............................  $(22,527)   $ 14,256    $ (33,056)   $     (369)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Basic (loss) earnings per share...............  $  (0.38)   $   0.23    $   (0.54)   $    (0.01)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Diluted (loss) earnings per share.............  $  (0.38)   $   0.23    $   (0.54)   $    (0.01)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------

2000
    Auction Sales.................................  $176,056    $864,079    $ 131,864    $  764,317
                                                    --------    --------    ---------    ----------
    Auction and related revenues..................  $ 40,389    $139,203    $  27,946    $  128,489
    Other revenues................................    14,381      18,158       14,606        14,616
                                                    --------    --------    ---------    ----------
        Total revenues............................  $ 54,770    $157,361    $  42,552    $  143,105
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Operating (loss) income before retention
      costs, special charges and restructuring
      charges.....................................  $(41,672)   $ 51,989    $ (37,522)   $    9,253
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Operating (loss) income after retention costs,
      special charges and restructuring charges...  $(43,480)   $ 49,979    $(222,288)   $  (21,294)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Net (loss) income.............................  $(29,088)   $ 30,037    $(184,179)   $   (6,464)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Basic (loss) earnings per share...............  $  (0.49)   $   0.51    $   (3.13)   $    (0.11)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------
    Diluted (loss) earnings per share.............  $  (0.49)   $   0.51    $   (3.13)   $    (0.11)
                                                    --------    --------    ---------    ----------
                                                    --------    --------    ---------    ----------

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

   /s/ WILLIAM F. RUPRECHT        /s/ WILLIAM S. SHERIDAN           /s/ MICHAEL L. GILLIS

     William F. Ruprecht            William S. Sheridan               Michael L. Gillis
        President and          Executive Vice President and   Senior Vice President, Controller
   Chief Executive Officer        Chief Financial Officer       and Chief Accounting Officer

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee (the 'Committee') of the Board of Directors consisted of four independent directors. Information as to these persons, as well as the scope of duties of the Committee, is provided in the Proxy Statement. During 2001, the Committee met seven times and reviewed with Deloitte & Touche LLP, the Internal Auditors and management, the various audit activities and plans, together with the results of selected internal audits. The Committee also reviewed the reporting of consolidated financial results and the adequacy of internal controls. The Committee recommended the appointment of Deloitte & Touche LLP to the Board of Directors. The Internal Auditors and Deloitte & Touche LLP met privately with the Committee on occasion to encourage confidential discussion as to any auditing matters.

/s/ MICHAEL BLAKENHAM

Michael Blakenham
Chairman, Audit Committee

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information required by this item is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2002 (the 'Proxy Statement') under the captions 'Election of Directors' and 'Management-Executive Officers.'

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions
'Management -- Compensation of Executive Officers' and 'Compensation of Directors.' Notwithstanding anything to the contrary herein, the Audit Committee Report, the Compensation Committee Report and the Performance Graph in the Proxy Statement are not incorporated by reference herein.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

14(a)(1)      --  The following consolidated financial statements of Sotheby's
                  Holdings, Inc. and subsidiaries, are contained in Item 8:
                  Consolidated Statements of Income -- Years ended
                  December 31, 2001, 2000 and 1999; Consolidated Balance
                  Sheets -- December 31, 2001 and 2000; Consolidated
                  Statements of Cash Flows -- Years ended December 31, 2001,
                  2000 and 1999; Consolidated Statement of Changes in
                  Shareholders' Equity -- Years ended December 31, 2001, 2000 and 1999; Notes to Consolidated Financial
                  Statements -- December 31, 2001.

14(a)(2)      --  The following is a list of the consolidated financial
                  statement schedules of Sotheby's Holdings, Inc. and
                  subsidiaries and the Independent Auditors' Report required by Item 14(d): Independent Auditors' Report on Financial
                  Statement Schedule II -- Valuation and Qualifying Accounts

14(a)(3)
    3(a)      --  Amended and Restated Articles of Incorporation of Sotheby's
                  Holdings, Inc., as amended, incorporated by reference to
                  Exhibit 4(b) to Registration Statement No. 33-26008, SEC
                  File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

    3(b)      --  Amended and Restated By-Laws of Sotheby's Holdings, Inc., as
                  amended, through August 3, 2000, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 2000.

    4(a)      --  See Exhibits 3(a) and 3(b).

    4(b)      --  Indenture, dated as of February 5, 1999, between Sotheby's
                  Holdings, Inc. and The Chase Manhattan Bank as Trustee,
                  incorporated by reference to Exhibit 4(a) to the current
                  report on Form 8-K, filed on February 10, 1999 with the
                  Securities and Exchange Commission.

    4(c)      --  Fixed Rate Note, dated February 5, 1999, made by Sotheby's
                  Holdings, Inc. in favor of Cede & Co., incorporated by
                  reference to Exhibit 4(b) to the current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange
                  Commission.

   10(a)      --  Issuing and Paying Agency Agreement, dated February 15,
                  1989, between Sotheby's, Inc. and The Chase Manhattan Bank,
                  N.A. relating to the issuance of short-term notes ('U.S.
                  Notes') in the U.S. Commercial Paper market, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1988 (the '1988
                  Form 10-K'), SEC File No. 1-9750, on file at the Washington,
                  D.C. office of the Securities and Exchange Commission.

   10(b)      --  U.S. Commercial Paper Dealer Agreement, dated July 29, 1998, between Sotheby's, Inc., Sotheby's Holdings, Inc. and Chase
                  Securities Inc. relating to the issuance of the U.S. Notes, incorporated by reference to Exhibit 10(a) to the Third
                  Quarter Form 10-Q for 1998.

   10(c)      --  U.S. Commercial Paper Dealer Agreement, dated February 15,
                  1989, between Sotheby's, Inc. and Merrill Lynch Money
                  Markets, Inc. relating to the issuance of the U.S. Notes,
                  incorporated by reference to Exhibit 10(i) of the 1988 Form
                  10-K.

   10(d)      --  Amendment, dated July 13, 1998, to U.S. Commercial Paper
                  Dealer Agreement, dated February 15, 1989, between
                  Sotheby's, Inc., and Merrill Lynch Money Markets Inc.
                  relating to the issuance of the U.S. Notes, incorporated by reference to Exhibit 10(b) to the Third Quarter Form 10-Q
                  for 1998.

   10(e)*     --  Sotheby's, Inc. 1988 Benefit Equalization Plan, incorporated by reference to Exhibit 10(t) to Registration Statement No.
                  33-17667.

   10(f)*     --  Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994 incorporated by
                  reference to Exhibit 10(o) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1994.

   10(g)*     --  Sotheby's Holdings, Inc. Performance Share Purchase Plan,
                  incorporated by reference to Exhibit 10(a) to the Second
                  Quarter Form 10-Q for 1996.

   10(h)*     --  Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite
                  Plan Document, effective January 1, 2000, incorporated by
                  reference to Exhibit 10(k) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000.

   10(i)      --  Agreement of Partnership of Acquavella Modern Art, dated May
                  29, 1990, between Sotheby's Nevada, Inc. and Acquavella
                  Contemporary Art, Inc. incorporated by reference to Exhibit
                  10(b) to the Form 8-K, filed on June 7, 1990, SEC File No.
                  1-9750, on file at the Washington, D.C. office of the
                  Securities and Exchange Commission.

   10(j)      --  First Amendment to Agreement of Partnership dated December
                  31, 2000, of Acquavella Modern Art, between Sotheby's
                  Nevada, Inc. and Acquavella Contemporary Art, Inc.,
                  incorporated by reference to Exhibit 10(m) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000.

   10(k)      --  Second Amendment to Agreement of Partnership dated December
                  15, 2001, of Acquavella Modern Art, between Sotheby's
                  Nevada, Inc. and Acquavella Contemporary Art, Inc.

   10(l)*     --  Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for
                  Non-Employee Directors, dated as of March 3, 1998,
                  incorporated by reference to Exhibit 10(u) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1998.

   10(m)      --  Amended and Restated Credit Agreement, dated as of July 10,
                  2001, among Sotheby's Holdings, Inc., Sotheby's Inc.,
                  Oatshare Limited, Sotheby's Global Trading GmbH, the Lenders
                  named therein and The Chase Manhattan Bank, incorporated by reference to Exhibit 10(a) to the Third Quarter 10-Q for
                  2001.

   10(n)*     --  Employment Agreement between Sotheby's Holdings, Inc. and
                  William F. Ruprecht, incorporated by reference to Exhibit
                  10(b) to the Third Quarter 10-Q for 2001.

   10(o)*     --  Employment Agreement between Sotheby's Holdings, Inc. and
                  William S. Sheridan, incorporated by reference to Exhibit
                  10(b) to the Third Quarter 10-Q for 2001.

   10(p)*     --  Agreement between Sotheby's Holdings, Inc. and Robin
                  Woodhead, incorporated by reference to Exhibit 10(b) to the
                  Third Quarter 10-Q for 2001.

    (21)      --  Subsidiaries of the Registrant

    (23)      --  Consent of Deloitte & Touche LLP

    (24)      --  Powers of Attorney

 (14)(b)      --  Current Report on Form 8-K: The Company filed a current report on Form 8-K with the Securities and Exchange
                  Commission on December 12, 2001.

 (14)(c)      --  The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

 (14)(d)      --  The financial statement schedules of the Company listed in response to Item 14(a)(2) are filed pursuant to this Item
                  14(d).

---------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
SOTHEBY'S HOLDINGS, INC.
New York, New York

    We have audited the consolidated balance sheets of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2001 and have issued our report thereon dated February 18, 2002; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries listed in Item 14(d). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
New York, New York
February 18, 2002

                                                                     SCHEDULE II

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                   COLUMN B           COLUMN C            COLUMN D    COLUMN E
                --------                   --------    -----------------------    --------    --------
                                          BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                          BEGINNING     COST AND      OTHER                   AT END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
-----------                               ---------     --------     --------    ----------    ------
                                                             (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the
  balance sheet from the asset to which
  it applies:
    Receivables:
        2001 Allowance for doubtful
          accounts and credit losses....   $22,935      $ 2,569       $  339      $14,728      $11,115
        2000 Allowance for doubtful
          accounts and credit losses....   $11,085      $14,646       $1,342      $ 4,138      $22,935
        1999 Allowance for doubtful
          accounts and credit losses....   $14,585      $ 3,476       $1,858      $ 8,834      $11,085
    Inventory:
        2001 Realizable value
          allowance.....................   $ 8,058      $ 1,947       $   77      $ 4,038      $ 6,044
        2000 Realizable value
          allowance.....................   $ 9,140      $ 1,734       $   --      $ 2,816      $ 8,058
        1999 Realizable value
          allowance.....................   $ 9,422      $ 1,337       $  186      $ 1,805      $ 9,140

    During 2000, amounts charged to the allowance for doubtful accounts include a $9.0 million provision for an unsecured loan. This loan was written off in the first quarter of 2001. (See Note D of Notes to Consolidated Financial Statements.)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOTHEBY'S HOLDINGS, INC.

                                           By       /S/ WILLIAM F. RUPRECHT
                                               .................................
                                               WILLIAM F. RUPRECHT
                                               PRESIDENT AND CHIEF EXECUTIVE
Date: March 12, 2002                           OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
                    *                       Chairman of the Board                   March 12, 2002
 .........................................
            MICHAEL I. SOVERN

                    *                       Vice Chairman of the Board              March 12, 2002
 .........................................
              MAX M. FISHER

                    *                       Deputy Chairman of the Board            March 12, 2002
 .........................................
        THE MARQUESS OF HARTINGTON

         /S/ WILLIAM F. RUPRECHT            President, Chief Executive Officer      March 12, 2002
 .........................................    and Director
           WILLIAM F. RUPRECHT

                    *                       Executive Vice President and            March 12, 2002
 .........................................    Director
              ROBIN WOODHEAD

                    *                       Director                                March 12, 2002
 .........................................
LORD BLACK OF CROSSHARBOUR PC(C), OC, KCSG

                    *                       Director                                March 12, 2002
 .........................................
            MICHAEL BLAKENHAM

                    *                       Director                                March 12, 2002
 .........................................
           GEORGE S. BLUMENTHAL

                    *                       Director                                March 12, 2002
 .........................................
             STEVEN B. DODGE

                    *                       Director                                March 12, 2002
 .........................................
           DR. HENRY G. JARECKI

                    *                       Director                                March 12, 2002
 .........................................
             HENRY R. KRAVIS

                    *                       Director                                March 12, 2002
 .........................................
             JEFFREY H. MIRO

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
                    *                       Director                                March 12, 2002
 .........................................
             BRIAN S. POSNER

                    *                       Director                                March 12, 2002
 .........................................
         SHARON PERCY ROCKEFELLER

                    *                       Director                                March 12, 2002
 .........................................
            ROBERT S. TAUBMAN

         /S/ WILLIAM S. SHERIDAN            Executive Vice President and Chief      March 12, 2002
 .........................................    Financial Officer
           WILLIAM S. SHERIDAN

          /S/ MICHAEL L. GILLIS             Senior Vice President, Controller       March 12, 2002
 .........................................    and Chief Accounting Officer
            MICHAEL L. GILLIS

           /S/ WILLIAM S. SHERIDAN                                                  March 12, 2002
 .........................................
           *WILLIAM S. SHERIDAN
           AS ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
  ---                            -----------
   3(a)  -- Amended and Restated Articles of Incorporation of
            Sotheby's Holdings, Inc., as amended, incorporated by
            reference to Exhibit 4(b) to Registration Statement No.
            33-26008, SEC File No. 1-9750, on file at the Washington,
            D.C. office of the Securities and Exchange Commission.

   3(b) -- Amended and Restated By-Laws of Sotheby's Holdings, Inc., as amended, through August 3, 2000, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

  10(a)  -- Issuing and Paying Agency Agreement, dated February 15,
            1989, between Sotheby's, Inc. and The Chase Manhattan
            Bank, N.A. relating to the issuance of short-term notes
            ('U.S. Notes') in the U.S. Commercial Paper market, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1988 (the '1988 Form 10-K'), SEC File No.
            1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

  10(b)  -- U.S. Commercial Paper Dealer Agreement, dated July 29,
            1998, between Sotheby's, Inc., Sotheby's Holdings, Inc.
            and Chase Securities Inc. relating to the issuance of the U.S. Notes, incorporated by reference to Exhibit 10(a) to the Third Quarter Form 10-Q for 1998.

  10(c)  -- U.S. Commercial Paper Dealer Agreement, dated February
            15, 1989, between Sotheby's, Inc. and Merrill Lynch Money
            Markets, Inc. relating to the issuance of the U.S. Notes, incorporated by reference to Exhibit 10(i) of the 1988
            Form 10-K.

  10(d)  -- Amendment, dated July 13, 1998, to U.S. Commercial Paper
            Dealer Agreement, dated February 15, 1989, between
            Sotheby's, Inc., and Merrill Lynch Money Markets Inc.
            relating to the issuance of the U.S. Notes, incorporated by reference to Exhibit 10(b) to the Third Quarter Form
            10-Q for 1998.

  10(e)* -- Sotheby's, Inc. 1988 Benefit Equalization Plan, incorporated by reference to Exhibit 10(t) to Registration
            Statement No. 33-17667.

  10(f)* -- Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994 incorporated by reference to Exhibit 10(o) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1994.

  10(g)* -- Sotheby's Holdings, Inc. Performance Share Purchase Plan, incorporated by reference to Exhibit 10(a) to the Second
            Quarter Form 10-Q for 1996.

  10(h)* -- Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite
            Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  10(i)  -- Agreement of Partnership of Acquavella Modern Art, dated
            May 29, 1990, between Sotheby's Nevada, Inc. and
            Acquavella Contemporary Art, Inc. incorporated by reference to Exhibit 10(b) to the Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the
            Washington, D.C. office of the Securities and Exchange
            Commission.

  10(j)  -- First Amendment to Agreement of Partnership dated
            December 31, 2000, of Acquavella Modern Art, between
            Sotheby's Nevada, Inc. and Acquavella Contemporary Art,
            Inc., incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 2000.

  10(k)  -- Second Amendment to Agreement of Partnership dated
            December 15, 2001, of Acquavella Modern Art, between
            Sotheby's Nevada, Inc. and Acquavella Contemporary Art,
            Inc.

  10(l)* -- Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for
            Non-Employee Directors, dated as of March 3, 1998, incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998.

  10(m)  -- Amended and Restated Credit Agreement, dated as of July
            10, 2001, among Sotheby's Holdings, Inc., Sotheby's Inc.,
            Oatshare Limited, Sotheby's Global Trading GmbH, the
            Lenders named therein and The Chase Manhattan Bank, incorporated by reference to Exhibit 10(a) to the Third
            Quarter 10-Q for 2001.

  10(n)* -- Employment Agreement between Sotheby's Holdings, Inc. and
            William F. Ruprecht, incorporated by reference to Exhibit
            10(b) to the Third Quarter 10-Q for 2001.

  10(o)* -- Employment Agreement between Sotheby's Holdings, Inc. and
            William S. Sheridan, incorporated by reference to Exhibit
            10(b) to the Third Quarter 10-Q for 2001.

  10(p)* -- Agreement between Sotheby's Holdings, Inc. and Robin
            Woodhead, incorporated by reference to Exhibit 10(b) to the Third Quarter 10-Q for 2001.

 (21)    -- Subsidiaries of the Registrant

 (23)    -- Consent of Deloitte & Touche LLP

 (24)    -- Powers of Attorney


---------

* A compensatory agreement or plan required to be filed pursuant to Item 14(c) of Form 10-K.