Form 10-Q
period 2002-03-31
SOTHEBYS HOLDINGS INC
filed 2002-05-14
CIK 823094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002
Commission File Number 1-9750

                            Sotheby's Holdings, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                              38-2478409
          --------                                              ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

38500 Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                         48304
---------------------------------------                            -----
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

As of May 1, 2002, there were outstanding 44,921,777 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,549,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.  Financial Statements:

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 2002 and 2001                       3

         Consolidated Balance Sheets at March 31, 2002,
         December 31, 2001 and March 31, 2001                             4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2002 and 2001                       5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                           22

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                     33

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                               34

Item 4.  Submission of Matters to a Vote of Security Holders             38

Item 6.  Exhibits and Reports on Form 8-K                                39

EXHIBIT INDEX                                                            40

SIGNATURE                                                                41

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
SOTHEBY'S HOLDINGS, INC.
(UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                            ---------------------------
                                                               2002           2001
---------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES:

Auction and related                                          $   35,611       $ 44,123
Other                                                             9,820         13,367
---------------------------------------------------------------------------------------
TOTAL REVENUES                                                   45,431         57,490

EXPENSES:

Direct costs of services                                          9,284         11,518
Salaries and related costs                                       35,461         39,374
General and administrative                                       22,871         25,699
Depreciation and amortization                                     5,796          5,879
Retention costs                                                   6,250          3,675
Net restructuring charges                                          (546)             -
Special charges                                                  (2,510)           842
---------------------------------------------------------------------------------------
TOTAL EXPENSES                                                   76,606         86,987
---------------------------------------------------------------------------------------

Operating loss                                                  (31,175)       (29,497)

Interest income                                                   1,120          1,383
Interest expense                                                 (5,768)        (6,601)
Other expense                                                      (279)          (483)
---------------------------------------------------------------------------------------

Loss before taxes                                               (36,102)       (35,198)

Income tax benefit                                               12,997         12,671
---------------------------------------------------------------------------------------

NET LOSS                                                     $  (23,105)      $(22,527)
=======================================================================================

BASIC AND DILUTED LOSS PER SHARE                             $    (0.38)      $  (0.38)
=======================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING
  (IN MILLIONS)                                                    61.4           59.1
=======================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SOTHEBY'S HOLDINGS, INC.

                                                                                  MARCH 31,       December 31,          March 31,
                                                                                    2002              2001                2001
                                                                                 (UNAUDITED)                           (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                          $ 14,805           $107,586          $  45,802
Receivables, net of allowance for doubtful accounts and
  credit losses of $10,575, $11,115 and $13,606
Accounts receivable                                                                 124,584            222,108            152,690
Notes receivable and consignor advances                                             107,084             98,609            114,090
Settlement recovery- related party                                                        -                  -            106,000
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL RECEIVABLES, NET                                                      231,668            320,717            372,780

Inventory, net                                                                        8,663             11,546             12,840
Income tax receivable                                                                     -                  -              7,374
Deferred income taxes                                                                38,463             38,441             28,677
Prepaid expenses and other current assets                                            31,355             33,034             29,917
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                        324,954            511,324            497,390

Notes receivable                                                                        916              2,210             38,566
Properties, less allowance for depreciation
  and amortization of $90,270, $85,465 and $77,714                                  244,526            250,343            245,158
Goodwill                                                                             17,209             17,266             22,217
Investments                                                                          31,273             31,924             31,898
Deferred income taxes                                                                62,192             48,804             38,588
Other assets                                                                          1,927              2,240              2,433
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                               $682,997           $864,111          $ 876,250
==================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Due to consignors                                                                  $ 95,010           $197,348          $  87,213
Short-term borrowings                                                               130,000            130,000            155,000
Accounts payable and accrued liabilities                                             79,012            128,903            106,856
Deferred revenues                                                                     5,250              5,058              5,078
Accrued income taxes                                                                 13,401             13,517                  -
Deferred income taxes                                                                     -                  -              3,639
Short-term settlement liability                                                       5,603              2,979            144,049
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                   328,276            477,805            501,835

LONG-TERM LIABILITIES
Long-term debt                                                                       99,415             99,398             99,350
Deferred income taxes                                                                     -                  -                528
Long-term settlement liability                                                       75,677             80,643             73,819
Other liabilities                                                                    15,147             20,395             16,812
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                           518,515            678,241            692,344

SHAREHOLDERS' EQUITY
Common Stock, $0.10 par value                                                         6,147              6,131              6,017
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
  Issued and outstanding shares - 44,920,364, 44,756,146 and
  43,618,365 of Class A and 16,549,650 of Class B, at March 31, 2002,
  December 31, 2001 and March 31, 2001, respectively
Additional paid-in capital                                                          201,889            199,645            179,096
Retained (deficit) earnings                                                         (26,235)            (3,129)            16,040
Accumulated other comprehensive loss                                                (17,319)           (16,777)           (17,247)
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                 164,482            185,870            183,906
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $682,997           $864,111          $ 876,250
==================================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
SOTHEBY'S HOLDINGS, INC.
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,                                                          2002               2001
----------------------------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
Net loss                                                                                 $ (23,105)         $ (22,527)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                                             5,796              5,879
   Deferred income taxes                                                                   (13,403)           (15,683)
   Tax benefit of stock option exercises                                                        69                 57
   Asset provisions                                                                            182                244
   Other                                                                                       423                 11

Changes in assets and liabilities:
   Decrease in accounts receivable                                                          97,630            152,809
   Decrease in inventory                                                                     2,775                839
   Decrease in prepaid expenses and other current assets                                     1,604                550
   Decrease in intangible and other long-term assets                                           320                 98
   Decrease in short-term and long-term settlement liabilities                              (3,000)              (593)
   Decrease in due to consignors                                                          (102,537)          (183,563)
   (Decrease) increase in accrued income taxes                                                (108)                61
   Decrease in accounts payable and accrued liabilities and other liabilities              (51,773)           (20,217)
----------------------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                                   (85,127)           (82,035)

INVESTING ACTIVITIES:
Increase in notes receivable and consignor advances                                        (39,548)           (29,753)
Collections of notes receivable and consignor advances                                      32,218             68,056
Capital expenditures                                                                        (3,139)            (6,683)
Decrease in investments                                                                        995              2,143
----------------------------------------------------------------------------------------------------------------------
   Net cash (used) provided by investing activities                                         (9,474)            33,763

FINANCING ACTIVITIES:
Proceeds from issuance of short-term borrowings                                                  -            135,000
Payments of short-term borrowings                                                                -            (96,000)
Proceeds from exercise of stock options                                                      1,942              1,014
----------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                 1,942             40,014

Effect of exchange rate changes on cash                                                       (122)              (565)
----------------------------------------------------------------------------------------------------------------------
     DECREASE IN CASH AND CASH EQUIVALENTS                                                 (92,781)            (8,823)
Cash and cash equivalents at beginning of period                                           107,586             54,625
----------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                          $  14,805          $  45,802
======================================================================================================================
Income tax (refund)/payments                                                             $    (261)         $     333
======================================================================================================================
Interest paid (net of capitalized interest)                                              $   4,515          $   5,685
======================================================================================================================
Non cash activities:
     Issuance of common stock related to Shareholder Litigation settlement               $       -          $  20,000
======================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SOTHEBY'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto on Form 10-K for the year ended December 31, 2001.

     Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition at March 31, 2002 and 2001, as well as its results of operations and cash flows for the three months ended March 31, 2002 and 2001, have been included.

2.   SEASONALITY OF BUSINESS

     The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, during the summer and winter, Auction Sales (as defined in Part I, Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition") are considerably lower. The table below demonstrates that approximately 80% to 84% of the Company's Auction Sales are derived from the second and fourth quarters of the year.

                                   Percentage of
                                Annual Auction Sales
                                --------------------
                            2001        2000        1999
                           -----       -----       -----
     January - March          13%          9%         11%
     April - June             45%         45%         35%
     July - September          7%          7%          6%
     October - December       35%         39%         48%
                             -----       -----       -----
                             100%        100%        100%
                             =====       =====       =====

3.   SEGMENT REPORTING

     Revenues and profit or (loss) before taxes for the Company's operating segments are as follows (in thousands):

                                                                                      Profit (loss)
                                            Revenues                                  before taxes
                              -------------------------------------     ------------------------------------
                                 Three Months Ended March 31,                Three Months Ended March 31,
                                 ----------------------------                ----------------------------
                                   2002                 2001                 2002                 2001
                              ---------------      ---------------      --------------      ---------------
     Auction                          $35,611              $44,123            $(31,780)            $(29,948)
     Real Estate                        7,436                7,973                 (40)                 575
     Finance                            1,445                4,019                 (93)                (153)
     Other                                939                1,375                (337)                (520)
                              ---------------      ---------------      --------------      ---------------
     Total                            $45,431              $57,490            $(32,250)            $(30,046)
                              ===============      ===============      ==============      ===============

     The following is a reconciliation of loss before taxes for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Operations (in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                  2002               2001
                                                             -------------      --------------
     Total loss before taxes for
        reportable operating segments                             $(31,913)           $(29,526)
     Other loss before taxes                                          (337)               (520)
     Unallocated amounts:
        Special charges (see Note 9)                                 2,510                (842)
        Retention costs (see Note 11)                               (6,250)             (3,675)
        Net restructuring charges (see Note 12)                        546                   -
        Amortization of discount related
          to Antitrust fine                                           (658)               (483)
        Amortization of discount related
          to Amazon settlement                                           -                (152)
                                                             -------------      --------------
     Consolidated loss before taxes                               $(36,102)           $(35,198)
                                                             =============      ==============

     Total assets for the Company's reportable operating segments are as follows (in thousands):

                                                     As of
                          -------------------------------------------------------------
                              March 31,            December 31,            March 31,
                                2002                   2001                   2001
                          ---------------      -------------------     ----------------
     Auction                     $476,199                 $648,990             $510,220
     Real Estate                   20,571                   23,542               18,803
     Finance                       83,654                  102,857              164,854
     Other                          1,918                    1,477                1,734
                          ---------------      -------------------     ----------------
     Total                       $582,342                 $776,866             $695,611
                          ===============      ===================     ================

     The following is a reconciliation of assets for the Company's reportable operating segments to the applicable line items in the Consolidated Balance Sheets (in thousands):

                                                                                    As of
                                                       ------------------------------------------------------------
                                                          March 31,             December 31,           March 31,
                                                            2002                   2001                  2001
                                                       ---------------     --------------------    ----------------
     Total assets for reportable segments                    $580,424                 $775,389            $693,877
     Other assets                                               1,918                    1,477               1,734
     Unallocated amounts:
        Settlement recovery - related party                         -                        -             106,000
        Other unallocated amounts                             100,655                   87,245              74,639
                                                       ---------------     --------------------    ----------------
     Consolidated assets                                     $682,997                 $864,111            $876,250
                                                       ===============     ====================    ================

     The other unallocated amounts consist primarily of deferred tax assets.

4.   RECEIVABLES

     Receivables consist of the following (in thousands):

                                                                                  As of
                                                        ---------------------------------------------------------
                                                           March 31,           December 31,           March 31,
                                                             2002                  2001                 2001
                                                        --------------       ---------------       --------------
     Accounts and other receivables                           $133,725              $231,787             $163,803
     Allowance for doubtful accounts                            (9,141)               (9,679)             (11,113)
                                                        --------------       ---------------       --------------
         Sub-total                                             124,584               222,108              152,690
                                                        --------------       ---------------       --------------
     Notes receivable
        and consignor advances                                 109,434               102,255              155,149
     Allowance for credit losses                                (1,434)               (1,436)              (2,493)
                                                        --------------       ---------------       --------------
         Sub-total                                             108,000               100,819              152,656
                                                        --------------       ---------------       --------------
     Total                                                    $232,584              $322,927             $305,346
                                                        ==============       ===============       ==============

     The Company provides collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse against the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in net notes receivable and consignor advances are unsecured loans totaling $17.0 million, $26.8 million and $41.4 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

     Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. During the fourth quarter of 2000, the Company recorded a $9.0 million provision related to one such unsecured loan. This loan was written off against the reserve during the first quarter of 2001. The net total of all such unsecured loans was $10.4 million, $10.9 million and $21.6 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

     The weighted average interest rates charged on net notes receivable and consignor advances were 5.1%, 8.4% and 9.3% at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

     Changes in the allowance for credit losses related to notes receivable and consignor advances for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                                                      2002            2001
                                                                    --------       ----------
     Allowance for credit losses at January 1,                        $1,436          $11,522
     Write-offs                                                            -           (9,000)
     Foreign currency exchange rate changes                               (2)             (29)
                                                                    --------       ----------
     Allowance for credit losses at March 31,                         $1,434          $ 2,493
                                                                    ========       ==========

5.   GOODWILL

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment on at least an annual basis. As required by SFAS No. 142, the Company will complete a transitional impairment test on its goodwill balances by June 30, 2002.

     The table below reconciles the net loss reported for the three months ended March 31, 2001 to the adjusted net loss, which is presented as if the Company adopted SFAS No. 142 on January 1, 2001. The table below also compares the adjusted prior year amounts to current year results.

                                                Three Months Ended
                                                    March 31,
                                                ------------------
                                          2002                 2001
                                     --------------       --------------
     Reported net loss                     $(23,105)            $(22,527)
     Goodwill amortization
        (net of taxes)                            -                  275
                                     --------------       --------------
     Adjusted net loss                     $(23,105)            $(22,252)
                                     ==============       ==============

     The impact of goodwill amortization on basic and diluted loss per share for the three months ended March 31, 2001 is less than $0.01 per share.

     Changes in the carrying amount of goodwill for the three months ended March 31, 2002, by operating segment, are as follows:

                                                                          Real
                                                  Auction                Estate                 Total
                                             ------------------    -------------------  ------------------
     Balance as of January 1, 2002                      $14,308                 $2,958             $17,266
     Foreign currency exchange
        rate changes                                        (57)                     -                 (57)
                                             ------------------    -------------------  ------------------
     Balance as of March 31, 2002                       $14,251                 $2,958             $17,209
                                             ==================    ===================  ==================

6.   CREDIT ARRANGEMENTS

     Short-term borrowings and long-term debt consist of the following (in thousands):

                                                                                      As of
                                                        -----------------------------------------------------------------
                                                              March 31,              December 31,            March 31,
                                                                2002                     2001                  2001
                                                        ------------------       ------------------      ----------------
     SHORT-TERM BORROWINGS:
     Borrowings under the
        Amended and Restated
        Credit Agreement                                          $130,000                 $130,000              $155,000

     LONG-TERM DEBT:
     Long-term debt securities
        (net of unamortized
        discount of $585, $602
        and $650)                                                   99,415                   99,398                99,350
                                                        ------------------       ------------------      ----------------
     Total                                                        $229,415                 $229,398              $254,350
                                                        ==================       ==================      ================

     BANK CREDIT FACILITIES - The Company's existing credit agreement (the "Amended and Restated Credit Agreement") provides for two separate credit facilities consisting of: (1) a senior secured term facility (the "Term Facility") of $130 million with repayment due on August 11, 2002 and (2) a senior secured revolving credit facility (the "Revolving Facility") of up to $120 million available through July 10, 2002. The Company incurred arrangement and origination fees of $5.3 million in connection with the Amended and Restated Credit Agreement, which are being amortized over the terms of the respective commitments. Commitment fees are determined based on the aggregate amount of unused commitments under the Amended and Restated Credit Agreement and are charged quarterly in arrears.

     The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the Company's headquarters at 1334 York Avenue in New York (the "York Property"). In addition, any borrowings by the Company's United Kingdom ("U.K.") affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to LIBOR plus three percent. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain leverage ratio and interest coverage ratio tests. Additionally, the

     Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these covenants as of March 31, 2002.

     As discussed above, the Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through August 11, 2002 and July 10, 2002, respectively. On these dates, the Term Facility and the Revolving Facility will expire and any outstanding borrowings will be due and payable to the Company's existing banking group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements, as well as to fund the remaining payments due under the Company's antitrust fine (see Part II, Item 1 "Legal Proceedings"), the redemption of Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 10), payments due under the Company's retention programs (see Note 11) and interest payments related to the Company's long-term debt securities, an extension, amendment or refinancing of the Amended and Restated Credit Agreement will be necessary to supplement operating cash flows. Alternatively, the Company believes that it has other options available for capital resources, including, but not limited to, various types of debt instruments with varying maturities including convertible debt, a sale-leaseback of the York Property, the sale of certain other corporate assets or operating units and the collection of client loans. Some of the above alternatives would come at a higher cost than an extension, amendment or refinancing of the Amended and Restated Credit Agreement or would limit the Company's operating flexibility. Additionally, any convertible debt issuance may be dilutive. The Company currently believes it will secure adequate long-term funding or satisfy its liquidity needs pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to obtain such funding, this would have a material adverse effect on the Company's business, results of operations and/or financial condition.

     As of March 31, 2002, the Company had outstanding short-term borrowings of $130 million under the Term Facility at a weighted average interest rate of 4.9%. As of March 31, 2002, the Company had no outstanding borrowings under the Revolving Facility.

     SENIOR UNSECURED DEBT -- In February 1999, the Company issued a tranche of long-term debt securities (the "Notes"), pursuant to the Company's $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on property and entering into sale-leaseback transactions, excluding the York Property. The Company was in compliance with these covenants as of March 31, 2002.

     An event of default related to the Amended and Restated Credit Agreement discussed above does not, in and of itself, constitute an event of default under the Indenture pursuant to which the Notes were issued.

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

7.   DERIVATIVE INSTRUMENTS

     The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company's global treasury function. The Company's primary objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded in the Company's Consolidated Balance Sheets at their fair value with the changes in the fair value of the derivative being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. For the three months ended March 31, 2002 and 2001, such costs, which are reflected in other expense, were not material to the Company's results of operations.

     The Company's Consolidated Balance Sheet at March 31, 2002 includes a nominal liability recorded within accounts payable and accrued liabilities reflecting the fair value of the Company's forward exchange contracts. The Company's Consolidated Balance Sheet at March 31, 2001 includes an asset of approximately $0.2 million recorded within other current assets reflecting the fair value of the Company's forward exchange contracts.

     The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative pre-tax decrease to other comprehensive income of $0.3 million ($0.2 million after-tax) during the first quarter of 2001. Substantially this entire amount was reclassified into earnings as other expense during the first quarter of 2001. The remaining amount was reclassified into earnings during the second quarter of 2001.

8.   COMPREHENSIVE LOSS

     The Company's comprehensive loss includes the net loss for the period, as well as other comprehensive loss, which consists of the change in the foreign currency translation adjustment account during the period. For the three months ended March 31, 2002 and 2001, comprehensive loss is as follows (in thousands):

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                   2002                    2001
                                             ----------------       ----------------
     Net loss                                        $(23,105)              $(22,527)
     Other comprehensive  loss
        (net of taxes)                                   (542)                (2,404)
                                             ----------------       ----------------
     Comprehensive loss                              $(23,647)              $(24,931)
                                             ================       ================

9.   SPECIAL CHARGES

     For the three months ended March 31, 2002 and 2001, the Company recorded the following amounts in the Consolidated Statements of Operations related to the investigation by the Antitrust Division of the United States Department of Justice (the "DOJ") and other related matters, as discussed in Part II, Item 1 "Legal Proceedings" (in thousands):

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                        2002                  2001
                                                   --------------       ---------------
     Settlement with former
        Chief Executive Officer                           $(3,250)                $   -
     Legal and other
        professional fees                                     740                   842
                                                   --------------       ---------------
     Total                                                $(2,510)                $ 842
                                                   ==============       ===============

     In the first quarter of 2002, the Company entered into a final settlement agreement with its former Chief Executive Officer with respect to the DOJ investigation and other related matters. As part of this settlement agreement, in addition to relinquishing all of her stock options in 2000, the Company's former Chief Executive Officer agreed to pay the Company $3.25 million. Of this amount, $2.05 million is being paid by her relinquishment of vested benefits under the Company's Benefits Equalization Plan and the remaining $1.2 million will be paid in cash. As a result, the Company recorded in special charges a reduction of accrued compensation cost of approximately $2.05 million and a recovery of $1.2 million in the first quarter of 2002.

     Amounts charged to the Company's settlement liabilities related to the DOJ investigation and other related matters during the first quarter of 2002 were as follows (in thousands):

                                                      U.S.              Antitrust
                                                   Antitrust               Fine
                                                   Litigation              (net)                  Total
                                               -----------------     ------------------     ------------------
     Liability at December 31, 2001                      $50,000                $33,622                $83,622
     Cash payment to DOJ                                       -                 (3,000)                (3,000)
     Amortization of discount                                  -                    658                    658
                                               -----------------     ------------------     ------------------
     Liability at March 31, 2002                         $50,000                $31,280                $81,280
                                               =================     ==================     ==================

10.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS -- As of March 31, 2002, the Company had outstanding letters of credit of approximately $5.5 million primarily relating to rental obligations in Europe and the United States.

     In conjunction with the retention programs approved during 2001 (see Note
     11), the Company entered into employment agreements with a group of certain key employees, which expire at various dates through December 31, 2003. Such agreements provide, among other benefits, for minimum salary levels and incentive bonuses which are payable if specified Company and individual goals are attained, as well as cash awards in conjunction with the Company's retention programs. The aggregate commitment for future salaries at March 31, 2002, excluding incentive bonuses and cash awards in conjunction with the Company's retention programs, was approximately $4.5 million.

     LEGAL ACTIONS -- The European Commission is conducting an investigation regarding commissions charged by the Company and Christie's for auction services and other trading terms. Although the outcome of this investigation cannot presently be determined, any loss resulting from this investigation is likely to have a material impact on the Company's financial condition, liquidity and/or results of operations. The amount of any such loss is not currently estimatable. (See Part II, Item 1 "Legal Proceedings" for further information regarding the investigation by the European Commission.)

     Certain class members have filed notices of appeal of the court's order approving the settlement of the U.S. Antitrust Litigation. The U.S. Court of Appeals for the Second Circuit will hear the appeal.

     One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and is seeking approximately $19 million in damages. The parties have agreed to enter into non-binding mediation to attempt to resolve this claim. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim; however, the amount of any potential loss is not currently estimatable.

     On January 30, 2001, the U.S. District Court for the Southern District of New York granted the Company's motion to dismiss the International Antitrust Litigation (as defined in Part II, Item 1 "Legal Proceedings"). Plaintiffs appealed the court's decision to the U.S. Court of Appeals for the Second Circuit. On March 13, 2002, a three-judge panel of the Second Circuit Court of Appeals reversed the District Court's ruling that it lacked jurisdiction over auctions held by the Company, its subsidiaries and Christie's outside of the U.S. and remanded the case to the District Court to consider whether the International Antitrust Litigation should be dismissed on other grounds. On March 27, 2002, the Company filed a Motion for Rehearing of the decision. The Company is awaiting a decision on this motion. (See Part II, Item 1 "Legal Proceedings" for further information regarding the International Antitrust Litigation.)

     The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

     LENDING AND OTHER CONTINGENCIES -- The Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note 4). However, potential consignor advances related to such arrangements are subject to certain limitations and conditions. Unfunded commitments to extend additional credit were approximately $13.2 million at March 31, 2002.

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee or if the property does not sell, the amount of the guarantee must be paid. At May 13, 2002, the Company had outstanding guarantees totaling approximately $23.7 million, which covers auction property having a mid-estimate sales price of approximately $29.2 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guaranteed amount prior to the auction. As of May

     13, 2002, $9.9 million had been funded in connection with outstanding guarantees.

     The vendor's commission discount certificates (the "Discount Certificates") to be distributed as part of the U.S. Antitrust Litigation settlement (see
     Part II, Item 1 "Legal Proceedings") will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash at the end of four years. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that the Company has recorded in the Consolidated Balance Sheets within the long-term settlement liability. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs sometime in 2003. The Company expects to incur costs for printing, issuing and redeeming the Discount Certificates. These costs have not been expensed since they are currently not estimatable due to the expected timing of when the Discount Certificates will be printed and issued.

     In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the exception of the resolution of the investigation by the European Commission regarding commissions charged by the Company and Christie's for auction services and other trading terms and the resolution of the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation, and the possible exception of the cash redemption of any unused Discount Certificates, the costs for printing, issuing and redeeming the Discount Certificates and the resolution of the International Antitrust Litigation.

     (See Note 11 for other contingencies.)

11.  RETENTION PROGRAMS

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

     Certain employees granted such awards received cash payments of approximately $21.5 million in the first quarter of 2002 upon the fulfillment of full-time employment through certain dates.

     All amounts related to the above retention programs are being amortized over the contractual service period. The Company has recognized expense of approximately $6.3 million and $3.7 million related to such programs for the three months ended March 31, 2002 and 2001, respectively.

12.  NET RESTRUCTURING CHARGES

     The Company recorded the following net restructuring charges related to the restructuring plans described below during the three months ended March 31, 2002 (in thousands):

     2000 Restructuring Plan                 $(372)
     2001 Restructuring Plan                  (174)
                                           -------
     Total                                   $(546)
                                           =======

     2000 RESTRUCTURING PLAN

     During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Company's Auction segment in December 2000. The liability related to the 2000 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through March 31, 2002 were as follows
     (in thousands):

                                     Severance           Lease and
                                        and              Contract
                                    Termination         Termination           Asset            Other
                                     Benefits              Costs            Provisions         Costs           Total
                                  ---------------      -------------      --------------     ----------      ----------
     2000 Provision                       $ 7,127            $ 1,117             $ 3,844          $ 546        $ 12,634
     Asset write-offs                           -                  -              (3,844)             -          (3,844)
                                  ---------------      -------------      --------------     ----------      ----------
     Liability at
     December 31, 2000                      7,127              1,117                   -            546           8,790
     Cash payments                         (5,281)              (277)                  -           (447)         (6,005)
     Reversal of liability                   (589)               (42)                  -            (99)           (730)
                                  ---------------      -------------      --------------     ----------      ----------
     Liability at
     December 31, 2001                      1,257                798                   -              -           2,055
     Cash payments                           (535)              (335)                  -              -            (870)
     Reversal of liability                     (1)              (371)                  -              -            (372)
                                  ---------------      -------------      --------------     ----------      ----------
     Liability at
     March 31, 2002                       $   721            $    92             $     -          $   -        $    813
                                  ===============      =============      ==============     ==========      ==========

     In the first quarter of 2002, the Company reversed $0.4 million of the liability related to the 2000 Restructuring Plan primarily due to a change in estimate for lease and contract termination costs resulting from the favorable completion of negotiations with certain vendors.

     The remaining terminations under the 2000 Restructuring Plan will take place and substantially all of the related liability for severance and termination benefits will be settled during the second quarter of 2002. The balance of the restructuring liability for the 2000 Restructuring Plan relates to lease and contract termination costs primarily associated with certain exit activities in the U.K., which are currently in the final stages of completion.

     2001 RESTRUCTURING PLAN

     During the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in September 2001 for the Company's live auction business within the Auction segment, as well as its Finance and Real Estate segments and certain corporate departments.

     During the fourth quarter of 2001, as authorized by the Board of Directors, management approved a restructuring plan for the Company's online auction business within the Auction segment.

     In the first quarter of 2002, the Company recorded restructuring charges of $0.2 million for severance and employee termination benefits related to the 2001 Restructuring Plan. Additionally, the Company reversed $0.4 million of the liability related to the 2001 Restructuring Plan primarily due to unanticipated employee redeployment and a change in estimate for severance and employee termination benefits expected to be paid as a result of the 2001 Restructuring Plan.

     The liability related to the 2001 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through March 31, 2002 were as follows (in thousands):

                                Severance
                                   and              Contract
                               Termination         Termination           Asset            Other
                                Benefits              Costs            Provisions         Costs           Total
                            ---------------      -------------      --------------     ----------      ----------
     2001 Provision         $         6,048      $       5,385      $        6,327     $      449      $   18,209
     Asset write-offs                     -                  -              (5,890)             -          (5,890)
     Cash payments                   (1,264)            (5,235)                  -           (164)         (6,663)
     Reversal of liability             (187)              (100)                  -              -            (287)
                            ---------------      -------------      --------------     ----------      ----------
     Liability at
     December 31, 2001                4,597                 50                 437            285           5,369
     2002 Provision                     210                  -                   -              -             210
     Cash payments                     (993)                (7)                  -            (76)         (1,076)
     Asset write-offs                     -                  -                (437)             -            (437)
     Reversal of liability             (320)                 -                   -            (64)           (384)
                            ---------------      -------------      --------------     ----------      ----------
     Liability at
     March 31, 2002         $         3,494      $          43      $            -     $      145      $    3,682
                            ===============      =============      ==============     ==========      ==========

     The remaining cash expenditures related to the 2001 Restructuring Plan are expected to be approximately $3.7 million and are expected to be substantially completed by the end of the third quarter of 2002.

13.  RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2002 and 2001, the Company recognized approximately $0.1 million and $2.1 million of commission revenue related to the sales of property consigned by a significant shareholder of the Company.

     During the three months ended March 31, 2001, the Company recognized approximately $0.2 million of commission revenue related to the purchase of property by a significant shareholder of the Company.

     Approximately $13.1 million of the cash retention awards remaining to be paid by the Company is guaranteed by A. Alfred Taubman, a principal shareholder of the Company. (See Note 11 for additional information on the Company's retention programs.)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 -
Note 3 of Notes to Consolidated Financial Statements ("Segment Reporting") should be read in conjunction with this discussion.

The worldwide auction business is highly seasonal in nature, with two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 2 of Notes to Consolidated Financial Statements for additional information.)

The aggregate hammer price of property sold at auction by the Company ("Auction Sales"), which includes buyer's premium, totaled $190.1 million during the quarter ended March 31, 2002, a decrease of $26.7 million, or 12%, compared to the first quarter of 2001. Excluding the impact of unfavorable foreign currency translations, Auction Sales decreased 11%.

The decrease in worldwide Auction Sales reflects a 31% decrease in the number of lots sold in the first quarter of 2002 as compared to the same period in 2001, partially offset by a 28% increase in the average selling price per lot sold. The following is a geographical breakdown of Auction Sales for the three months ended March 31, 2002 and 2001 (in thousands):

                                          Three Months Ended
                                               March 31,
                               ---------------------------------------
                                     2002                  2001
                               ----------------      -----------------
North America                  $         96,255      $         119,473
Europe                                   93,804                 97,273
                               ----------------      -----------------
Total                          $        190,059      $         216,746
                               ================      =================

Auction Sales in North America decreased $23.2 million, or 19%, during the first quarter of 2002 as compared to the same period in 2001. The decrease in North America was primarily due to decreased sales of Books (as prior year results include the January 2001 single-owner sale of the Magnificent Scientific Library of Joseph A. Freilich), Old Master Paintings, Watches & Clocks and American Paintings, as well as lower Internet Auction Sales. The sales decreases discussed above were partially offset by increased Auction Sales of Americana.

Auction Sales in Europe decreased $3.5 million, or 4%, during the first quarter of 2002 as compared to the same period in 2001. Excluding the impact of unfavorable foreign currency translations, Auction Sales in Europe decreased 1%. The decrease in Europe was primarily attributable to lower results from the winter Impressionist and Contemporary sales in London almost entirely offset by a significant increase in Auction Sales of single-owner collections, especially in Paris where the Company began selling activities in October 2001.

Worldwide auction and related revenues decreased $8.5 million, or 19%, in the first quarter of 2002 as compared to the same period in 2001. Excluding the impact of unfavorable foreign currency translations, worldwide auction and related revenues decreased 18%. The decrease was principally due to lower private treaty revenues, as well as decreased buyer's premium and seller's commission revenues. The decrease in buyer's premium revenues was primarily due to the lower level of Auction Sales during the first quarter of 2002, as discussed above. The decrease in seller's commission revenues was primarily due to lower commission rates resulting from the competitive environment for consignments, as well as the decrease in Auction Sales discussed above.

Other revenues decreased $3.5 million, or 27%, in the first quarter of 2002 as compared to the same period in 2001. The decrease was primarily due to lower revenues in the Company's Finance segment resulting from a decrease in the average outstanding balance of notes receivable and consignor advances and lower interest rates earned on notes receivable and consignor advances. For the three months ended March 31, 2002, other revenues were not materially affected by the translation to U.S. Dollars.

Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) totaled $9.3 million in the first quarter of 2002, a decrease of $2.2 million, or 19%, when compared to the same period in 2001. The decrease was principally due to savings achieved in Internet related marketing costs primarily as a result of the Company's restructuring plans (as discussed below and in Note 12 of Notes to Consolidated Financial Statements) and other cost containment efforts, as well as lower live auction direct costs primarily resulting from a decrease in sales volume during the period. Also contributing to the decrease is lower freight and transportation costs resulting from the consolidation of the Company's New York auction operations into the York Property in April 2001. For the three months ended March 31, 2002, direct costs of services were not materially affected by the translation to U.S. Dollars.

Excluding costs related to the Company's retention programs, special charges and net restructuring charges, all other operating expenses consisted of the following for the three months ended March 31, 2002 and 2001 (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                --------------------------------
                                                    2002               2001
                                                ------------      --------------
Salaries and related costs                      $     35,461      $       39,374
General and administrative expenses                   22,871              25,699
Depreciation and amortization expense                  5,796               5,879
                                                ------------      --------------
Total                                           $     64,128      $       70,952
                                                ============      ==============

Salaries and related costs decreased $3.9 million, or 10%, during the first quarter of 2002 as compared to the same period in 2001 primarily due to savings achieved in the Auction segment as a result of the Company's restructuring plans and other cost containment efforts. For the three months ended March 31, 2002, salaries and related costs were not materially affected by the translation to U.S. Dollars.

General and administrative expenses decreased $2.8 million, or 11%, during the first quarter of 2002 as compared to the same period in 2001. The decrease is primarily due to savings in professional fees and travel and entertainment expenses primarily as a result of the Company's restructuring plans and other cost containment efforts, as well as lower rent expense primarily resulting from the consolidation of the Company's New York auction operations into the York Property in April 2001. These savings are partially offset by increased insurance costs in the Auction segment. For the three months ended March 31, 2002, general and administrative expenses were not materially affected by the translation to U.S. Dollars.

Depreciation and amortization expense decreased $0.1 million, or 1%, during the first quarter of 2002 as compared to the same period in 2001. The decrease is primarily attributable to the write-off of computer hardware and software in the fourth quarter of 2001 as a result of the Company's strategic alliance with eBay, Inc., as well as the ceasing of goodwill amortization as a result of the adoption of SFAS No. 142 on January 1, 2002 (see Note 5 of Notes to Consolidated Financial Statements). This decrease was almost entirely offset by depreciation expense associated with the final phase of the York Property, which was placed in service in April 2001, and other capital projects placed in service subsequent to the first quarter of 2001. For the three months ended March 31, 2002, depreciation and amortization expense was not materially affected by the translation to U.S. Dollars.

For the three months ended March 31, 2002 and 2001, the Company recognized expense of approximately $6.3 million and $3.7 million related to the retention programs for key employees discussed in Note 11 of Notes to Consolidated Financial Statements.

Internet related operating expenses totaled $3.1 million and $7.8 million for the three months ended March 31, 2002 and 2001. The significant decrease is principally due to savings achieved in salaries and related costs, general and administrative expenses and marketing costs as a result of the Company's restructuring plans and other cost containment efforts.

NET RESTRUCTURING CHARGES - Total estimated net annual cost savings following the full implementation of the Company's restructuring plans is expected to be approximately $60 million. These savings were initiated during 2001, primarily in the Internet, and are currently expected to be fully realized by the end of 2002. Most of the anticipated savings are expected to be achieved through lower salaries and related expenses resulting from terminations and attrition, as well as reductions in direct costs of services and general and administrative expenses.

(See Note 12 of Notes to Consolidated Financial Statements for additional information on the Company's restructuring plans.)

(With respect to all statements made herein regarding the Company's restructuring plans, see statement on Forward Looking Statements.)

SPECIAL CHARGES - See Note 9 of Notes to Consolidated Financial Statements for information on special charges.

NET INTEREST EXPENSE - Net interest expense decreased $0.6 million for the three months ended March 31, 2002 as compared to the same period in 2001. The decrease was primarily due to lower outstanding borrowings, as well as a lower average cost of borrowing related to the Company's existing credit facility (see Note 6 of Notes to Consolidated Financial Statements).

INCOME TAX BENEFIT - The consolidated effective tax rate was 36% for both the first quarter of 2002 and 2001.

NET LOSS AND LOSS PER SHARE - For the first quarter of 2002, net loss increased to ($23.1) million from ($22.5) million in the first quarter of 2001. Diluted loss per share for the first quarter of 2002 and 2001 was ($0.38) per share.

The impact on diluted loss per share related to the Company's Internet operating loss was ($0.02) per share and ($0.06) per share for the three months ended March 31, 2002 and 2001, respectively.

OTHER MATTERS - Effective April 1, 2002, the Company revised and simplified its buyer's premium and seller's commission rate structures. Additionally, the Company increased the amount charged to sellers for insurance on consigned property. The Company expects these revisions to result in an increase in operating revenues. (See statement on Forward Looking Statements.)

CONTINGENCIES -- See Note 10 of Notes to Consolidated Financial Statements for information on contingencies and Note 11 of Notes to Consolidated Financial Statements for information on the Company's employee retention programs. (See statement on Forward Looking Statements.)

FINANCIAL CONDITION AS OF MARCH 31, 2002 -- During the first quarter of 2002, total cash and cash equivalents decreased $92.8 million from December 31, 2001 primarily due to the factors discussed below.

Net cash used by operations was $85.1 million during the first quarter of 2002 and was primarily the result of a net loss from operations, payments to consignors and retention payments to key employees (see Note 11 of Notes to Consolidated Financial Statements). These cash outflows from operations were partially offset by collections of accounts receivable during the quarter.

Net cash used by investing activities was $9.5 million during the first quarter of 2002 and was primarily due to the funding of $30.8 million in auction guarantees (see Note 10 of Notes to Consolidated Financial Statements) and capital expenditures of $3.1 million. These cash outflows from investing activities were partially offset by the collection of maturing client loans during the quarter.

Net cash provided by financing activities was $1.9 million during the first quarter of 2002 and was the result of proceeds received from the exercise of stock options.

COMMITMENTS AS OF MARCH 31, 2002 -- The table below summarizes the Company's material contractual obligations and commitments as of March 31, 2002.

                                                                      Payments Due by Period
                                           -----------------------------------------------------------------------------
                                                                Less
                                                                Than           1 to 3          3 to 5          After
                                               Total          One Year         Years           Years          5 Years
                                               -----          --------         ------          ------         -------
                                                                      (Thousands of dollars)
 Principal payments on borrowings:
    Short-term borrowings - principal (1)  $     130,000   $     130,000               -               -               -
    Long-term debt - principal (2)               100,000               -               -               -         100,000
                                           -------------   -------------   -------------   -------------   -------------
      Sub-total                                  230,000         130,000               -               -         100,000
                                           -------------   -------------   -------------   -------------   -------------
 Interest payments on borrowings:
    Short-term borrowings -
     interest (1)                                  4,371           4,371               -               -               -
    Long-term debt -- interest (2)                46,979           6,875          13,750          13,750          12,604
                                           -------------   -------------   -------------   -------------   -------------
      Sub-total                                   51,350          11,246          13,750          13,750          12,604
                                           -------------   -------------   -------------   -------------   -------------
 Other commitments:
    Operating lease obligations                  119,679          13,939          23,799          20,319          61,622
    Retention programs(3)                         25,800          22,800           3,000               -               -
    Antitrust fine(4)                             39,000           6,000          18,000          15,000               -
    Guarantees to consignors (5)                  17,750          17,750               -               -               -
    Employment agreements (6)                      4,517             850           3,667               -               -
                                           -------------   -------------   -------------   -------------   -------------
      Sub-total                                  206,746          61,339          48,466          35,319          61,622
                                           -------------   -------------   -------------   -------------   -------------
        Total                              $     488,096   $     202,585   $      62,216   $      49,069   $     174,226
                                           =============   =============   =============   =============   =============

 (1) Represents the outstanding principal and approximate interest payments due under the Amended and Restated Credit Agreement, as discussed below and in
      Note 6 of Notes to Consolidated Financial Statements.

 (2) Represents the outstanding principal and semi-annual interest payments due on the Company's long-term debt. (See Note 6 of Notes to Consolidated Financial Statements.)

 (3)  See Note 11 of Notes to Consolidated Financial Statements.

 (4)  See Part II, Item 1 "Legal Proceedings."

 (5) On certain occasions, the Company guarantees to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property does not sell, the amount of the guarantee must be paid). (See Note 10 of Notes to Consolidated Financial Statements.)

 (6) Represents the aggregate commitment for future salaries related to employment agreements with certain key employees, excluding incentive bonuses and awards in conjunction with the Company's retention programs. (See Note 10 of Notes to Consolidated Financial Statements.)

The Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 10 of Notes to Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings") will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash at the end of four years. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that the Company has recorded in the Consolidated Balance Sheets within the long-term settlement liability. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs sometime in 2003.

Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $13.2 million as of March 31, 2002. (See Notes 4 and 10 of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES -- The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements. The Company's existing credit agreement (the "Amended and Restated Credit Agreement") provides for two separate credit facilities consisting of: (1) a senior secured term facility of $130 million with repayment due on August 11, 2002 (the "Term Facility") and (2) a senior secured revolving credit facility of up to $120 million available through July 10, 2002 (the "Revolving Facility"). At March 31, 2002, the Company had outstanding short-term borrowings of $130 million under the Term Facility. At March 31, 2002, the Company had no outstanding borrowings under the Revolving Facility. (See Note 6 of Notes to Consolidated Financial Statements.)

The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the York Property. In addition, borrowings by the Company's U.K. affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to LIBOR plus three percent. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the

Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of March 31, 2002.

The Company currently believes that operating cash flows, current cash balances and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements through August 11, 2002. Such operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan program, capital expenditures and severance payments related to the Company's restructuring plans (see Note 12 of Notes to Consolidated Financial Statements), as well as the short-term commitments detailed above.

The Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through August 11, 2002 and July 10, 2002, respectively. On these dates, the Term Facility and the Revolving Facility will expire and any outstanding borrowings will be due and payable to the Company's existing banking group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements, as well as to fund the long-term commitments detailed above including the remaining payments due under the Company's Antitrust fine (see Part II, Item 1 "Legal Proceedings"), the redemption of Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 10 of Notes to Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings"), payments due under the Company's retention programs (see Note 11 of Notes to Consolidated Financial Statements) and interest payments related to the Company's long-term debt securities, an extension, amendment or refinancing of the Amended and Restated Credit Agreement will be necessary to supplement operating cash flows. Alternatively, the Company believes that it has other options available for capital resources, including, but not limited to, various types of debt instruments including convertible debt, a sale-leaseback of the York Property, the sale of certain other corporate assets or operating units and the collection of client loans. Some of the above alternatives would come at a higher cost than an extension, amendment or refinancing of the Amended and Restated Credit Agreement or would limit the Company's operating flexibility. Additionally, any convertible debt issuance may be dilutive. The Company currently believes it will secure adequate long-term funding or satisfy its liquidity needs pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement. If the

Company were unable to obtain such funding, this would have a material adverse effect on the Company's business, results of operations and/or financial condition. (See statement on Forward Looking Statements.)

RISK FACTORS AFFECTING OPERATING REVENUES AND LIQUIDITY -- Operating revenues from the Company's Auction, Finance and Real Estate operating segments, as well as the Company's liquidity, are significantly influenced by a number of factors not within the Company's control, including:

 (1) The overall strength of the international economy and financial markets and, in particular, the economies of the United States, the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

 (2)  Interest rates;

 (3)  Political conditions in various nations;

 (4)  The presence of export and exchange controls;

 (5)  Competition with other auctioneers and art dealers;

 (6) The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sales consignments);

 (7) The level of guarantees or the terms of other financial arrangements offered by other auction houses;

 (8) The success of the Company in attracting and retaining qualified personnel;

 (9)  The demand for art-related financing; and

 (10) The demand for luxury residential real estate.

EUROPEAN MONETARY UNION -- The European Monetary Unit (the "euro") was introduced on January 1, 1999 as a wholesale currency. The eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies and the euro. On January 1, 2002, the existing currencies of European Monetary Union member countries were cancelled and euro bills and coins are now being used for cash transactions in the participating countries.

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

FORWARD LOOKING STATEMENTS -- This form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the following, which are not ranked in any particular order:

 (1) The factors listed under "Risk Factors Affecting Operating Revenues and Liquidity" above;

 (2) The Company's business is seasonal, with peak revenues and operating income primarily occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction season;

 (3) The final resolution of various antitrust matters including the appeal of the settlement of the U.S. Antitrust Litigation, the ultimate outcome of the International Antitrust Litigation, the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation, and the European Commission investigation regarding commissions charged by the Company and Christie's for auction services and other trading terms;

 (4) The Company's success in developing and implementing its Internet auction strategy;

 (5)  The effects of market risk;

 (6) The extension or refinancing of the Amended and Restated Credit Agreement or the ability to obtain other long-term funding;

 (7)  The successful implementation of the Company's restructuring plans;

 (8) Market acceptance of the proposed revisions to the Company's existing commission rates and structures; and

 (9) The outcome of discussions the Company has been having with representatives of the Taubman family regarding the possible sale of the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, consignor advances, short-term borrowings and long-term debt. At March 31, 2002, a hypothetical 10% strengthening or weakening of the United States dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $1.9 million. Excluding the potential impact of this hypothetical strengthening or weakening of the United States dollar, the market risk of the Company's financial instruments has not changed significantly as of March 31, 2002 from that set forth in the Company's Form 10-K for the year ended December 31, 2001.

At March 31, 2002, the Company had $23.8 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company's Consolidated Balance Sheet at March 31, 2002 includes a nominal liability recorded within accounts payable and accrued liabilities reflecting the fair value of the Company's forward exchange contracts. See Note 7 of Notes to Consolidated Financial Statements for additional information on the Company's use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. At March 31, 2002, all of the Company's forward exchange contracts were with one counterparty.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In April 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC. The Company has pled guilty to a violation of the United States ("U.S.") antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $6 million of the fine payable to the DOJ in accordance with the plea, and the remaining $39 million of the fine is payable as follows: (a) $6 million due February 6, 2003, (b) $6 million due February 6, 2004, (c) $12 million due February 6, 2005 and (d) $15 million due February 6, 2006. The European Commission and the Canadian Competition Bureau are also conducting investigations regarding commissions charged by the Company and Christie's for auction services, and the Company is cooperating with such investigations.

On April 19, 2002 the European Commission sent a Statement of Objections to the Company and Christie's setting out its preliminary conclusion that the Company and Christie's breached European Union competition rules by colluding to fix commission fees and other trading terms in connection with auctions in the European Union. The Company and Christie's have six weeks to respond in writing to the allegations set forth in the Statement of Objections and have the right to request a formal hearing. The Commission has confirmed that the Company is regarded as cooperating with its investigation and may be entitled to a degree of leniency. (See Note 10 of Notes to Consolidated Financial Statements.)

A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere. In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations (the "Shareholder Litigation"). And a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. The Shareholder Litigation and all of the shareholder derivative suits have been settled pursuant to non-appealable court-approved settlement agreements that have been fully funded.

Included in the lawsuits described above are more than fifty purported class action lawsuits that were filed against the Company and/or its wholly-owned subsidiary, Sotheby's, Inc., beginning January 30, 2000, alleging violations of the federal antitrust laws in connection with auctions in the U.S. (the "U.S. Antitrust Litigation"). Christie's International, PLC and Christie's, Inc. (collectively "Christie's") were also named as defendants in these actions. All of these federal antitrust actions were filed in or later transferred to the U.S. District Court for the Southern District of New York. On February 23, 2000, the U.S. District Court for the Southern District of New York entered an order consolidating all of the actions theretofore filed in that court. Pursuant to the court's consolidation Order, plaintiffs filed a consolidated complaint on March 15, 2000, captioned In Re Auction Houses Antitrust Litigation, No. 00 Civ. 0648. The consolidated complaint was brought on behalf of individuals that purchased and/or sold items auctioned by defendants during the period of January 1, 1993 through February 7, 2000.

On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation, subject to court approval. On April 20, 2001, the Court approved an amended settlement agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company has deposited into an escrow account for the benefit of members of the class (a) $206 million in cash and (b) a global vendor's commission discount certificate with a face value of $62.5 million. The court determined that the $62.5 million face value of the global vendor's commission discount certificate had a fair market value of not less than $50 million. Of these amounts, $156 million in cash was funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. The vendor's commission discount certificates may be used to pay vendor's commissions and certain other sale charges at the Company or Christie's during the five years after their distribution to members of the class and are redeemable for cash at the end of four years. The Company entered into the Amended Settlement Agreement without any admission of liability. Certain class members have filed notices of appeal of the court's order approving the settlement. The U.S. Court of Appeals for the Second Circuit will hear the appeal in the U.S. Antitrust Litigation.

One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and seeking approximately $19 million in damages. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim. The parties have agreed to enter into non-binding mediation to attempt to resolve this claim. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. Christie's was also named as a defendant in these actions along with several current or former directors and/or officers of both the Company and Christie's. The complaints in these actions (the "International Antitrust Litigation") contained allegations identical to the complaints in the U.S. Antitrust Litigation, but were considered separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the U.S. Plaintiffs appealed the court's decision to the U.S. Court of Appeals for the Second Circuit. On March 13, 2002, a three-judge panel of the Second Circuit Court of Appeals reversed the District Court's ruling that it lacked jurisdiction over auctions held by the Company, its subsidiaries and Christie's outside of the U.S. and remanded the case to the District Court to consider whether the International Antitrust Litigation should be dismissed on other grounds - namely, the plaintiffs' lack of standing or the fact that New York is an improper venue for consideration of this matter. On March 27, 2002, the Company and Christie's filed a Motion for Rehearing EN BANC of the decision by the three-judge panel by the full panel of active judges sitting on the Second Circuit Court of Appeals. The Company is awaiting a decision on this motion.

In addition to the federal actions, six indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc. and Christie's in the Superior Court of the State of California, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. On May 3, 2002, the Company agreed, subject to court approval, to pay $192,500 to settle all of these lawsuits. The Company entered into this agreement without any admission of liability.

The Company's agreement with A. Alfred Taubman, pursuant to which Mr. Taubman provided funding for the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation, also provided for mutual releases by the Company and Mr. Taubman of claims against each other relating to the DOJ investigation and related investigations and civil litigation. In addition, the agreement provides for the Company to bear all liability and to indemnify Mr. Taubman for damages in connection with any civil proceeding relating to any antitrust claim asserted by buyers or sellers at auctions conducted outside of the U.S., including the International Antitrust Litigation, and for legal fees and expenses incurred by Mr. Taubman after April 12, 2001 in connection with any such proceeding.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2002, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were: (i) the election of four directors by the holders of Class A Common Stock; (ii) the election of eleven directors by the holders of Class B Common Stock; and (iii) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 2002. All nominees were elected, and all proposals passed. The results of the voting are shown below:

ELECTION OF CLASS A DIRECTORS

NOMINEES                              FOR             AGAINST          WITHHELD
George S. Blumenthal               39,906,090                 0          325,673
Steven B. Dodge                    39,939,959                 0          291,804
Dr. Henry G. Jarecki               36,264,041                 0        3,967,722
Brian S. Posner                    39,938,445                 0          293,318

ELECTION OF CLASS B DIRECTORS

NOMINEES                              FOR             AGAINST          WITHHELD
Lord Black of
Crossharbour PC(C), OC, KCSG      165,126,330                 0                0
Michael Blakenham                 165,126,330                 0                0
Max M. Fisher                     165,126,330                 0                0
The Marquess of Hartington        165,126,330                 0                0
Henry R. Kravis                   165,126,330                 0                0
Jeffrey H. Miro                   165,126,330                 0                0
Sharon Percy Rockefeller          165,126,330                 0                0
William F. Ruprecht               165,126,330                 0                0
Michael I. Sovern                 165,126,330                 0                0
Robert S. Taubman                 165,126,330                 0                0
Robin Woodhead                    165,126,330                 0                0

RATIFICATION OF INDEPENDENT AUDITORS

205,358,093       Votes were cast;
204,295,792       Votes were cast for the Resolution;
  1,030,402       Votes were cast against the Resolution; and
     31,899       Votes abstained

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10(a) - Amended Employment Agreement between Sotheby's Holdings, Inc.
                and William F. Ruprecht

        10(b) - Agreement between Sotheby's Holdings, Inc. and Donaldson
                Pillsbury

    (b) Reports on Form 8-K

        None

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10(a)           Amended Employment Agreement between Sotheby's Holdings, Inc.
                and William F. Ruprecht

10(b)           Agreement between Sotheby's Holdings, Inc. and Donaldson
                Pillsbury

                            SOTHEBY'S HOLDINGS, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 14th day of May, 2002, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.

                                      SOTHEBY'S HOLDINGS, INC.


                                      By:   /s/ Michael L. Gillis
                                            Michael L. Gillis
                                            Senior Vice President,
                                            Controller and Chief
                                            Accounting Officer