Form 10-Q
period 2002-06-30
SOTHEBYS HOLDINGS INC
filed 2002-08-06
CIK 823094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
Commission File Number 1-9750

                               Sotheby's Holdings, Inc.
                              --------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                         38-2478409
          ----------                                    ------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                         Identification No.)

38500 Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                   48304
----------------------------------------                 ---------------
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

As of August 1, 2002, there were outstanding 44,930,877 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,549,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Statements of Operations for the Three
           and Six Months Ended June 30, 2002 and 2001                         3

           Consolidated Balance Sheets at June 30, 2002,
           December 31, 2001 and June 30, 2001                                 4

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001                             5

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         36


PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  37

Item 6.    Exhibits and Reports on Form 8-K                                   42

EXHIBIT INDEX                                                                 43

SIGNATURE                                                                     44

Exhibit 99(a)                                                                 45

Exhibit 99(b)                                                                 46

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                     ENDED JUNE 30,
                                                          -------------------------------    -------------------------------
                                                               2002               2001            2002               2001
-----------------------------------------------------     -------------------------------    -------------------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES:

Auction and related                                          $112,529           $116,992        $148,140           $161,115
Other                                                          14,519             12,387          24,339             25,754
-----------------------------------------------------     -------------------------------    -------------------------------
TOTAL REVENUES                                                127,048            129,379         172,479            186,869
-----------------------------------------------------     -------------------------------    -------------------------------

EXPENSES:

Direct costs of services                                       19,213             24,182          28,497             35,700
Salaries and related costs                                     38,592             41,693          74,052             81,067
General and administrative                                     24,429             24,268          47,300             49,967
Depreciation and amortization                                   5,936              6,349          11,732             12,228
Retention costs                                                 6,299              5,022          12,550              8,697
Net restructuring charges                                        (890)              (660)         (1,435)              (660)
Special charges                                                   791              1,029          (1,719)             1,871
-----------------------------------------------------     -------------------------------    -------------------------------
TOTAL EXPENSES                                                 94,370            101,883         170,977            188,870
-----------------------------------------------------     -------------------------------    -------------------------------

Operating income (loss)                                        32,678             27,496           1,502             (2,001)

Interest income                                                   790              1,891           1,910              3,274
Interest expense                                               (5,931)            (7,099)        (11,700)           (13,700)
Other income (expense)                                            361                (14)             84               (497)
-----------------------------------------------------     -------------------------------    -------------------------------

Income (loss) before taxes                                     27,898             22,274          (8,204)           (12,924)

Income tax (provision) benefit                                (10,043)            (8,018)          2,954              4,653
-----------------------------------------------------     -------------------------------    -------------------------------

NET INCOME (LOSS)                                            $ 17,855           $ 14,256        $ (5,250)          $ (8,271)
=====================================================     ===============================    ===============================

BASIC EARNINGS (LOSS) PER SHARE                              $   0.29           $   0.23        $  (0.09)          $  (0.14)
=====================================================     ===============================    ===============================

DILUTED EARNINGS (LOSS) PER SHARE                            $   0.29           $   0.23        $  (0.09)          $  (0.14)
=====================================================     ===============================    ===============================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING
  (IN MILLIONS)                                                  61.5               61.0            61.4               60.1
=====================================================     ===============================    ===============================

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (IN
  MILLIONS)                                                      61.7               61.3            61.4               60.1
=====================================================     ===============================    ===============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,                             JUNE 30,
                                                                                2002           DECEMBER 31,          2001
                                                                             (UNAUDITED)          2001           (UNAUDITED)
--------------------------------------------------------------------    ----------------------------------------------------
(THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $ 66,228           $107,586          $ 55,266
Accounts receivable, net of allowance for doubtful accounts
  of $7,927, $9,679 and $10,214                                                321,979            221,355           366,044
Notes receivable and consignor advances, net of allowance for
  credit losses of $1,312, $1,436 and $2,489                                    80,964             99,362           102,934
Inventory, net                                                                   7,175             11,546            11,092
Deferred income taxes                                                           32,759             38,441            15,348
Prepaid expenses and other current assets                                       32,911             33,034            27,392
--------------------------------------------------------------------    ----------------------------------------------------
     TOTAL CURRENT ASSETS                                                      542,016            511,324           578,076

Notes receivable                                                                 4,814              2,210            21,646
Properties, less allowance for depreciation
  and amortization of $99,810, $85,465 and $77,885                             245,038            250,343           247,178
Goodwill                                                                        17,340             17,266            21,636
Investments                                                                     31,242             31,924            31,967
Deferred income taxes                                                           52,116             48,804            45,408
Other assets                                                                     1,744              2,240             2,467
--------------------------------------------------------------------    ----------------------------------------------------
     TOTAL ASSETS                                                             $894,310           $864,111          $948,378
====================================================================    ====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Due to consignors                                                             $270,973           $197,348          $319,849
Short-term borrowings                                                          130,000            130,000            75,000
Accounts payable and accrued liabilities                                        94,361            128,903           111,716
Deferred revenues                                                                5,147              5,058             4,932
Accrued income taxes                                                             9,317             13,517             8,083
Deferred income taxes                                                                -                  -             3,626
Short-term settlement liability                                                  5,717              2,979             4,592
--------------------------------------------------------------------    ----------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                 515,515            477,805           527,798

LONG-TERM LIABILITIES
Long-term debt                                                                  99,431             99,398            99,366
Deferred income taxes                                                                -                  -               366
Long-term settlement liability                                                  76,219             80,643            84,525
Other liabilities                                                               15,635             20,395            18,092
--------------------------------------------------------------------    ----------------------------------------------------
     TOTAL LIABILITIES                                                         706,800            678,241           730,147
--------------------------------------------------------------------    ----------------------------------------------------

SHAREHOLDERS' EQUITY
Common Stock, $0.10 par value
  Authorized shares - 125,000,000 of Class A and 75,000,000 of Class
  B Issued and outstanding shares - 44,930,877, 44,756,146 and
  44,746,250 of Class A and 16,549,650 of Class B, at June 30, 2002,
  December 31, 2001 and June 30, 2001, respectively                              6,148              6,131             6,132
Additional paid-in capital                                                     202,102            199,645           199,340
Retained (deficit) earnings                                                     (8,380)            (3,129)           30,295
Accumulated other comprehensive loss                                           (12,360)           (16,777)          (17,536)
--------------------------------------------------------------------    ----------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                187,510            185,870           218,231
--------------------------------------------------------------------    ----------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $894,310           $864,111          $948,378
====================================================================    ====================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,                                                        2002               2001
------------------------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
Net loss                                                                            $  (5,250)         $  (8,271)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                                       11,732             12,228
   Deferred income taxes                                                                2,375             (9,344)
   Tax benefit of stock option exercises                                                   70                 67
   Asset provisions                                                                      (854)               466
   Other                                                                                  991              1,211

Changes in assets and liabilities:
   Increase in accounts receivable                                                    (88,698)           (70,932)
   Settlement recovery - related party                                                      -            106,000
   Decrease in inventory                                                                4,354              2,509
   Decrease in prepaid expenses and other current assets                                  581              3,011
   Decrease (increase) in intangible and other long-term assets                           514               (125)
   Decrease in short-term and long-term settlement liabilities                         (3,000)          (110,187)
   Increase in due to consignors                                                       62,738             51,948
   (Decrease) increase in accrued income taxes                                         (4,435)            15,576
   Decrease in accounts payable and accrued liabilities and other liabilities         (37,265)           (16,538)
------------------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                              (56,147)           (22,381)

INVESTING ACTIVITIES:
Increase in notes receivable and consignor advances                                   (61,951)           (49,702)
Collections of notes receivable and consignor advances                                 78,452            127,305
Capital expenditures                                                                   (6,605)           (16,362)
Decrease in investments                                                                 1,268              2,258
------------------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                                           11,164             63,499

FINANCING ACTIVITIES:
Proceeds from issuance of short-term borrowings                                        20,000            135,000
Payments of short-term borrowings                                                     (20,000)          (176,000)
Proceeds from exercise of stock options                                                 2,192              1,238
-----------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities                                     2,192            (39,762)

Effect of exchange rate changes on cash                                                 1,433               (715)
------------------------------------------------------------------------------------------------------------------
     (Decrease) increase in cash and cash equivalents                                 (41,358)               641

Cash and cash equivalents at beginning of period                                      107,586             54,625
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  66,228          $  55,266
==================================================================================================================
Income tax refunds                                                                  $    (278)         $ (16,856)
==================================================================================================================
Interest paid (net of capitalized interest)                                         $   7,731          $  10,454
==================================================================================================================
Non cash activities:
     Issuance of common stock related to Shareholder Litigation settlement          $       -          $  40,000
==================================================================================================================

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

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements included herein have been made.

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

                                             Percentage of
                                          Annual Auction Sales
                                          --------------------
                                2001              2000             1999
                             ----------       -----------       ----------
     January - March                 13%                9%              11%
     April - June                    45%               45%              35%
     July - September                 7%                7%               6%
     October - December              35%               39%              48%
                             ----------       -----------       ----------
                                    100%              100%             100%
                             ==========       ===========       ==========

3.   SEGMENT REPORTING

     For the three and six months ended June 30, 2002 and 2001, revenues for the Company's operating segments are as follows (in thousands):

                                  Three Months Ended                           Six Months Ended
                                  ------------------                           ----------------
                             June 30,              June 30,             June 30,              June 30,
                               2002                  2001                 2002                  2001
                             --------              --------             --------              --------
     Auction                 $112,529              $116,992             $148,140              $161,115
     Real Estate               11,371                 7,928               18,807                15,901
     Finance                    1,419                 3,230                2,864                 7,249
     Other                      1,729                 1,229                2,668                 2,604
                             --------              --------             --------              ---------
     Total                   $127,048              $129,379             $172,479              $186,869
                             ========              ========             ========              =========

     For the three and six months ended June 30, 2002 and 2001, profit or (loss) for the Company's operating segments are as follows (in thousands):

                                  Three Months Ended                           Six Months Ended
                                  ------------------                           ----------------
                              June 30,              June 30,             June 30,              June 30,
                                2002                  2001                 2002                  2001
                             ---------             ---------            ---------             ---------
     Auction                 $ 31,174              $ 28,645             $   (606)             $ (1,303)
     Real Estate                3,550                   432                3,510                 1,007
     Finance                     (102)                 (247)                (195)                 (400)
     Other                        132                  (324)                (203)                 (843)
                             ---------             ---------            ---------             ---------
     Total                   $ 34,754              $ 28,506             $  2,506              $ (1,539)
                             =========             =========            =========             =========

     The following is a reconciliation of profit or (loss) for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Operations (in thousands):

                                    Three Months Ended                           Six Months Ended
                                    ------------------                           ----------------
                                June 30,            June 30,             June 30,              June 30,
                                  2002                2001                 2002                  2001
                               ---------           ---------            ---------             ---------
     Total income (loss)
     for reportable segments   $ 34,622            $ 28,830             $  2,709              $   (696)

     Other income (loss)            132                (324)                (203)                 (843)

     Unallocated amounts:
       Special charges
         (see Note 9)              (791)             (1,029)               1,719                (1,871)
       Retention costs
         (see Note 11)           (6,299)             (5,022)             (12,550)               (8,697)
       Net restructuring
         charges (see Note 12)      890                 660                1,435                   660
       Amortization of
         discount related to
         Antitrust fine and
         Amazon settlement         (656)               (841)              (1,314)               (1,477)
                               ---------           ---------            ---------             ---------

       Consolidated income
       (loss) before taxes     $ 27,898            $ 22,274             $ (8,204)             $(12,924)
                               =========           =========            =========             =========

     Total assets for the Company's reportable operating segments are as follows (in thousands):

                                As of               As of                As of
                               June 30,          December 31,           June 30,
                                 2002                2001                 2001
                              ----------         ------------          ---------
     Auction                    $696,442             $648,637           $750,354
     Real Estate                  21,348               23,895             21,812
     Finance                      89,575              102,857            113,917
     Other                         2,070                1,477              1,539
                              ----------         ------------          ---------
     Total                      $809,435             $776,866           $887,622
                              ==========         ============          =========

     The following is a reconciliation of assets for the Company's reportable operating segments to the applicable line items in the Consolidated Balance Sheets (in thousands):

                                                As of         As of         As of
                                               June 30,    December 31,    June 30,
                                                 2002          2001          2001
                                               --------    ------------    --------
     Total assets for reportable segments      $807,365        $775,389    $886,083
     Other assets                                 2,070           1,477       1,539
     Unallocated amounts                         84,875          87,245      60,756
                                               --------    ------------    --------
     Consolidated assets                       $894,310        $864,111    $948,378
                                               ========    ============    ========

     The other unallocated amounts consist primarily of deferred tax assets.

4.   RECEIVABLES

     Receivables consist of the following (in thousands):

                                                                 As of               As of               As of
                                                                June 30,          December 31,          June 30,
                                                                  2002               2001                 2001
                                                               ----------         -------------        ----------
     Accounts receivable                                        $329,906              $231,034          $376,258
     Allowance for doubtful accounts                              (7,927)               (9,679)          (10,214)
                                                               ----------         -------------        ----------
        Sub-total                                                321,979               221,355           366,044
                                                               ----------         -------------        ----------

     Notes receivable
       and consignor advances                                     87,090               103,008           127,069
     Allowance for credit losses                                  (1,312)               (1,436)           (2,489)
                                                               ----------         -------------        ----------
        Sub-total                                                 85,778               101,572           124,580
                                                               ----------         -------------        ----------
     Total                                                      $407,757              $322,927          $490,624
                                                               ==========         =============        ==========

     The Company provides collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse against the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in net notes receivable and consignor advances are unsecured loans totaling $14.1 million, $31.5 million and $33.0 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

     Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. During the fourth quarter of 2000, the Company recorded a $9.0 million provision related to one such unsecured loan. This loan was written off against the reserve during the first quarter of 2001. At June 30, 2002, December 31, 2001 and June 30, 2001, the net total of all such unsecured loans was $7.5 million, $15.5 million and $16.9 million, respectively.

     At June 30, 2002, one consignor advance comprised approximately 12% of the net notes receivable and consignor advances balance (current and non-current). No other note receivable or consignor advance exceeded 10% of the Company's net notes receivable and consignor advances balance at June 30, 2002.

     The weighted average interest rates charged on net notes receivable and consignor advances were 5.3%, 7.9% and 8.9% at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

     Changes in the allowance for credit losses related to notes receivable and consignor advances for the six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                                2002         2001
                                                             --------     ---------
     Allowance for credit losses at January 1,                $1,436       $11,522
     Provisions                                                    -             -
     Write-offs                                                 (143)       (9,000)
     Foreign currency exchange rate changes                       19           (33)
                                                             --------     ---------
     Allowance for credit losses at June 30,                  $1,312        $2,489
                                                             ========     =========

5.   GOODWILL

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment on at least an annual basis. The Company has completed a transitional impairment test on its goodwill as of the date of adoption and determined that its goodwill was not impaired.

     The table below reconciles the net income (loss) reported for the three and six months ended June 30, 2001 to the adjusted net income (loss), which is presented as if the Company adopted SFAS No. 142 on January 1, 2001. The table below also compares the adjusted prior year amounts to current year results.

                                            Three Months Ended                           Six Months Ended
                                            ------------------                           ----------------
                                       June 30,            June 30,             June 30,              June 30,
                                         2002                2001                 2002                  2001
                                      ---------           ---------            ---------             ---------
     Reported net income (loss)        $17,855             $14,256              $(5,250)              $(8,271)
     Goodwill amortization (net of
       taxes)                                -                 296                    -                   571
                                      ---------           ---------            ---------             ---------
     Adjusted net income (loss)        $17,855             $14,552              $(5,250)              $(7,700)
                                      =========           =========            =========             =========

     The impact of goodwill amortization on basic and diluted loss per share for the three and six months ended June 30, 2001 is less than $0.01 per share.

     Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, are as follows:

                                                                     Real
                                             Auction                Estate                   Total
                                       --------------------  ---------------------  --------------------
     Balance as of January 1, 2002                  $13,955                 $3,311               $17,266
     Foreign currency exchange
       rate changes                                      74                      -                    74
                                       --------------------  ---------------------  --------------------
     Balance as of June 30, 2002                    $14,029                 $3,311               $17,340
                                       ====================  =====================  ====================

6.   CREDIT ARRANGEMENTS

     Short-term borrowings and long-term debt consist of the following (in thousands):

                                          As of                    As of                   As of
                                         June 30,               December 31,              June 30,
                                           2002                     2001                    2001
                                      --------------          ---------------          --------------
     SHORT-TERM BORROWINGS:
     Borrowings under the
       Amended and Restated
       Credit Agreement                     $130,000                 $130,000                $ 75,000

     LONG-TERM DEBT:
     Long-term debt securities
       (net of unamortized
       discount of $569, $602
       and $634)                              99,431                   99,398                  99,366
                                      --------------          ---------------          --------------
     Total                                  $229,431                 $229,398                $174,366
                                      ==============          ===============          ==============

     BANK CREDIT FACILITIES - In July 2002, the Company extended the maturity date of the senior secured revolving credit facility (the "Revolving Facility") under its credit agreement ("the Amended and Restated Credit Agreement") from July 10, 2002 to August 11, 2002 and reduced the borrowing capacity from $120 million to $100 million. Effective August 12, 2002, the maturity date of the Revolving Facility will be extended to February 11, 2003.

     Effective August 12, 2002, the maturity date of the senior secured term facility (the "Term Facility") under the Amended and Restated Credit Agreement will be extended from August 11, 2002 to February 11, 2003 and the borrowing capacity will be reduced from $130 million to $100 million.

     The Company will pay fees of $2.0 million in connection with the August 2002 extension of the Amended and Restated Credit Agreement, which will be amortized over the extended term of the agreement.

     The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the Company's headquarters at 1334 York Avenue in New York (the "York Property"). In addition, any borrowings by the Company's United Kingdom ("U.K.") affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to LIBOR plus 3.5%. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of June 30, 2002.

     At June 30, 2002, the Company had outstanding short-term borrowings of $130 million under the Term Facility of the Amended and Restated Credit Agreement at a weighted average interest rate of 4.9%. At June 30, 2002, the Company had no outstanding borrowings under the Revolving Facility.

     As discussed above, the Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through February 11, 2003. On this date, the Term Facility and the Revolving Facility will expire and any outstanding borrowings will be due and payable to the Company's existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements, as well as to fund the remaining payments due under the Company's antitrust fine (see
     Part II, Item 1 "Legal Proceedings"), the redemption of Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 10), the fine resulting from the European Commission investigation (see Note 10), payments due under the Company's retention programs (see Note 11) and interest payments related to the Company's long-term debt securities, additional funding will be necessary to supplement operating cash flows.

     On June 3, 2002, A. Alfred Taubman, the controlling shareholder of the Company, filed with the SEC an amended Schedule 13D in which he announced his intention to work in cooperation with the Company to explore a possible sale or merger of the Company or the sale of his stake in the Company. If there is a sale or merger of the Company or a sale of A. Alfred Taubman's stake in the Company, management currently believes that any new controlling shareholder would provide, arrange or facilitate the financing necessary to conduct the Company's business.

     If a sale or merger of the Company or a sale of A. Alfred Taubman's stake in the Company is not consummated by February 11, 2003, management currently believes it could obtain an extension, amendment or refinancing of the Amended and Restated Credit Agreement. Alternatively, management currently believes that it has other options available for capital resources, including, but not limited to, the issuance of various types of debt instruments with varying maturities including convertible debt, the issuance of additional equity securities, a sale-leaseback of the York Property, the sale of certain other corporate assets or operating units and the collection of client loans. Some of the above alternatives might come at a higher cost than an extension, amendment or refinancing of the Amended and Restated Credit Agreement or would limit the Company's operating flexibility. Additionally, any convertible debt or equity security issuance may be dilutive.

     If the Company were unable to secure adequate long-term funding or satisfy its liquidity needs through a new controlling shareholder or pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement, this would have a material adverse effect on the Company's business, results of operations and/or financial condition.

     SENIOR UNSECURED DEBT - In February 1999, the Company issued a tranche of long-term debt securities (the "Notes"), pursuant to the Company's $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on property and entering into sale-leaseback transactions, excluding the York Property. The Company was in compliance with these covenants as of June 30, 2002.

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

     The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded in the Company's Consolidated Balance Sheets at their fair value with the changes in the fair value of the derivative being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. For the three and six months ended June 30, 2002 and 2001, such costs, which are reflected in other income (expense), were not material to the Company's results of operations.

     The Company's Consolidated Balance Sheets at June 30, 2002 and 2001 include a nominal liability recorded within accounts payable and accrued liabilities reflecting the fair value of the Company's forward exchange contracts.

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

8.   COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three and six months ended June 30, 2002, the Company's other comprehensive income is primarily attributable to the weakening of the U.S. Dollar against the U.K. Pound Sterling and the Euro during those periods. For the three and six months ended June 30, 2002 and 2001, comprehensive income (loss) is as follows (in thousands):

                                                   Three Months                         Six Months
                                                  Ended June 30,                      Ended June 30,
                                                  --------------                      --------------
                                             2002                2001              2002            2001
                                          ---------           ---------         ---------       ----------
     Net income (loss)                     $17,855             $14,256           $(5,250)        $ (8,271)
     Other comprehensive income (loss)
     - net of taxes                          4,959                (289)            4,417           (2,693)
                                          ---------           ---------         ---------       ----------
     Comprehensive
     income (loss)                         $22,814             $13,967           $  (833)        $(10,964)
                                          =========           =========         =========       ==========

9.   SPECIAL CHARGES

     For the three and six months ended June 30, 2002 and 2001, the Company recorded the following charges (credits) in the Consolidated Statements of Operations related to the investigation by the Antitrust Division of the United States Department of Justice (the "DOJ") and other related matters, as discussed in Part II, Item 1 "Legal Proceedings"
     (in thousands):

                                                   Three Months                                Six Months
                                                  Ended June 30,                             Ended June 30,
                                                  --------------                             --------------
                                            2002                 2001                 2002              2001
                                          --------            ---------            ----------        ----------
     Settlement with former
       Chief Executive Officer             $    -              $     -              $ (3,250)         $      -
     Legal and other
       professional fees                      791                1,029                 1,531             1,871
                                          --------            ---------            ----------        ----------
     Total                                 $  791              $ 1,029              $ (1,719)         $  1,871
                                          ========            =========            ==========        ==========

     In the first quarter of 2002, the Company entered into a final settlement agreement with its former Chief Executive Officer with respect to the DOJ investigation and other related matters. As part of this settlement agreement, in addition to relinquishing all of her stock options in 2000, the Company's former Chief Executive Officer paid the Company $3.25 million. Of this amount, $2.05 million was paid by her relinquishment of vested benefits under the Company's Benefit Equalization Plan and the remaining $1.2 million was paid in cash. As a result, the Company recorded in special charges a reduction of accrued compensation cost of approximately $2.05 million and a recovery of $1.2 million in the first quarter of 2002.

     Amounts charged to the Company's settlement liabilities related to the DOJ investigation and other related matters during the six months ended June 30, 2002 were as follows (in thousands):

                                                 U.S.        Antitrust
                                              Antitrust         Fine
                                              Litigation        (net)          Total
                                             ------------    ----------      ---------
     Liability at January 1, 2002                $50,000       $33,622        $83,622
     Cash payment to DOJ                               -        (3,000)        (3,000)
     Amortization of discount                          -         1,314          1,314
                                             ------------    ----------      ---------
     Liability at June 30, 2002                  $50,000       $31,936        $81,936
                                             ============    ==========      =========

10.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS - In conjunction with the retention programs approved during 2001 (see Note 11), the Company entered into employment agreements with a group of certain key employees, which expire at various dates through December 31, 2003. Such agreements provide, among other benefits, for minimum salary levels and incentive bonuses which are payable if specified Company and individual goals are attained, as well as cash awards in conjunction with the Company's retention programs. The aggregate commitment for future salaries at June 30, 2002, excluding incentive bonuses and cash awards in conjunction with the Company's retention programs, was approximately $3.5 million.

     LEGAL ACTIONS - The European Commission is conducting an investigation regarding commissions charged by the Company and Christie's for auction services and other trading terms. Although the outcome of this investigation cannot presently be determined, the fine resulting from this investigation is likely to have a material impact on the Company's financial condition, liquidity and/or results of operations. Although the amount of the fine that will be imposed by the European Commission cannot be reasonably estimated, the maximum fine would be 10% of the Company's prior year total revenues. The European Commission has confirmed that the Company is regarded as cooperating with its investigation and may be entitled to a degree of leniency. (See Part II, Item 1 "Legal Proceedings" for further information regarding the investigation by the European Commission.)

     Certain class members appealed the court's order approving the settlement of the U.S. Antitrust Litigation (as defined in Part II, Item 1 "Legal Proceedings"). On July 30, 2002, the United States Court of Appeals for the Second Circuit affirmed the decision of the court.

     One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and is seeking approximately $19 million in damages. The parties have agreed to enter into non-binding mediation to attempt to resolve this claim, and the mediation process is expected to begin shortly. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim;

     however, the amount of any potential loss is not currently estimatable.

     On January 30, 2001, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the International Antitrust Litigation (as defined in Part II, Item 1 "Legal Proceedings"). Plaintiffs appealed the court's decision to the United States Court of Appeals for the Second Circuit. On March 13, 2002, the Second Circuit Court of Appeals reversed the District Court's ruling that it lacked jurisdiction over auctions held by the Company, its subsidiaries and Christie's outside of the United States and remanded the case to the District Court to consider whether the International Antitrust Litigation should be dismissed on other grounds. The Company intends to file a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. (See Part II, Item 1 "Legal Proceedings" for further information regarding the International Antitrust Litigation.)

     The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

     LENDING AND OTHER CONTINGENCIES - The Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note 4). However, potential consignor advances related to such arrangements are subject to certain limitations and conditions. Unfunded commitments to extend additional credit were approximately $13.2 million at June 30, 2002.

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee or if the property does not sell, the amount of the guarantee must be paid. At August 1, 2002, the Company had outstanding guarantees totaling approximately $23.9 million, which covers auction property having a mid-estimate sales price of approximately $28.9 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the

     Company is obligated under the terms of certain guarantees to fund a portion of the guaranteed amount prior to the auction. As of August 1, 2002, $6.1 million had been funded in connection with outstanding guarantees.

     The vendor's commission discount certificates (the "Discount Certificates") to be distributed as part of the U.S. Antitrust Litigation settlement will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash at the end of four years. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that the Company has recorded in the Consolidated Balance Sheets within the long-term settlement liability. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs sometime in 2003. The Company expects to incur administrative costs for printing and issuing the Discount Certificates, as well as for processing any redemptions of the Discount Certificates. These costs have not been expensed since they are currently not estimatable due to the expected timing of when the Discount Certificates will be printed and issued.

     In the opinion of management, the commitments and contingencies described above currently are not expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the exception of the resolution of the investigation by the European Commission regarding commissions charged by the Company and Christie's for auction services and other trading terms and the resolution of the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation, and the possible exception of the cash redemption of any unused Discount Certificates, the administrative costs for printing and issuing the Discount Certificates, as well as for processing any redemptions of the Discount Certificates and the resolution of the International Antitrust Litigation.

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

     All amounts related to the retention programs discussed above are being amortized over the contractual service period. For the three and six months ended June 30, 2002 and 2001, the Company expensed the following amounts related to its retention programs (in thousands):

                   Three Months Ended                      Six Months Ended
                        June 30,                              June 30,
                   ------------------                      ----------------
                  2002               2001                 2002             2001
              ------------       ------------        -------------     ------------
                 $6,299             $5,022              $12,550           $8,697
              ============       ============        =============     ============

     (See Note 13, Related Party Transactions.)

12.  NET RESTRUCTURING CHARGES

     The Company recorded the following amounts related to the restructuring plans described below during the three and six months ended June 30, 2002 and 2001 (in thousands):

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                           ------------------                   ----------------
                                                         2002             2001               2002               2001
                                                       --------         ---------         ----------          ---------
     1998 Restructuring Plan                            $    -           $  (660)          $      -            $  (660)
     2000 Restructuring Plan                              (440)                -               (811)                 -
     2001 Restructuring Plan                              (450)                -               (624)                 -
                                                       --------         ---------         ----------          ---------
     Total                                              $ (890)          $  (660)          $ (1,435)           $  (660)
                                                       ========         =========         ==========          =========

     1998 RESTRUCTURING PLAN

     During the second quarter of 2001, the Company reversed the remaining 1998 restructuring liability related to the consolidation and integration of its New York operations into the York Property. As the consolidation and integration was completed in the second quarter of 2001, the Company determined that this liability was no longer necessary.

     2000 RESTRUCTURING PLAN

     During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Company's Auction segment in December 2000. The liability related to the 2000 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through June 30, 2002 were as follows (in thousands):

                                            Severance           Lease and
                                               and              Contract
                                           Termination         Termination            Asset             Other
                                            Benefits              Costs             Provisions          Costs           Total
                                           ------------        ------------        ------------      ------------     ----------
     2000 Provision                          $   7,127           $  1,117           $    3,844        $      546       $ 12,634
     Asset write-offs                                -                  -               (3,844)                -         (3,844)
                                           ------------        ------------        ------------      ------------     ----------
     Liability at
     December 31, 2000                           7,127              1,117                    -               546          8,790
     Cash payments                              (5,389)              (323)                   -              (243)        (5,955)
     Reversal of liability                        (589)               (42)                   -               (99)          (730)
     Foreign exchange impact                       (34)               (11)                   -                (3)           (48)
                                           ------------        ------------        ------------      ------------     ----------
     Liability at
     December 31, 2001                           1,115                741                    -               201          2,057
     Cash payments                                (335)              (322)                   -               (88)          (745)
     Reversal of liability                        (440)              (371)                   -                 -           (811)
     Foreign exchange impact                        10                 (3)                   -                 -              7
                                           ------------        ------------        ------------      ------------     ----------
     Liability at
     June 30, 2002                           $     350           $      45          $        -        $      113       $    508
                                           ============        ============        ============      ============     ==========

     The remaining cash expenditures related to the 2000 Restructuring Plan, expected to be approximately $0.5 million, are expected to be substantially completed by the end of 2002.

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

     The liability related to the 2001 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through June 30, 2002 were as follows (in thousands):

                                            Severance          Lease and
                                               and             Contract
                                           Termination        Termination             Asset             Other
                                            Benefits             Costs              Provisions          Costs           Total
                                           ------------       ------------         ------------      ------------     ----------
     2001 Provision                          $   6,048           $  5,385           $    6,327        $      449       $ 18,209
     Asset write-offs                                -                  -               (5,890)                -         (5,890)
     Cash payments                              (1,229)            (5,235)                   -              (160)        (6,624)
     Reversal of liability                        (187)              (100)                   -                 -           (287)
     Foreign exchange impact                       (35)                 -                    -                (4)           (39)
                                           ------------       ------------         ------------      ------------     ----------
     Liability at
     December 31, 2001                           4,597                 50                  437               285          5,369
     2002 Provision                                210                  -                    -                 -            210
     Cash payments                              (1,376)                (7)                   -              (110)        (1,493)
     Asset write-offs                                -                  -                 (437)                -           (437)
     Reversal of liability                        (770)                 -                    -               (64)          (834)
     Foreign exchange impact                        74                  -                    -                 2             76
                                           ------------       ------------         ------------      ------------     ----------
     Liability at
     June 30, 2002                           $   2,735           $     43           $        -        $      113       $  2,891
                                           ============       ============         ============      ============     ==========

     The remaining cash expenditures related to the 2001 Restructuring Plan are expected to be approximately $2.9 million and are expected to be substantially completed by the end of 2002.

13.  RELATED PARTY TRANSACTIONS

     For the three and six months ended June 30, 2002, the Company recognized approximately $0.5 million and $0.6 million, respectively, of auction commission revenue related to transactions with related parties.

     For the three and six months ended June 30, 2001, the Company recognized approximately $0.7 million and $3.0 million, respectively, of auction commission revenue related to transactions with related parties.

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

AUCTION SALES FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 - The aggregate hammer price of property sold at auction by the Company ("Auction Sales"), which includes buyer's premium, totaled $684.0 million for the three months ended June 30, 2002, a decrease of 6% compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, Auction Sales decreased 8%. The decrease in worldwide Auction Sales reflects a 21% decrease in the number of lots sold in the second quarter of 2002 when compared to the same period in 2001, partially offset by a 17% increase in the average selling price per lot sold.

The following is a geographical breakdown of Auction Sales for the three months ended June 30, 2002 and 2001 (in thousands):

                                                Three Months Ended
                                                     June 30,
                                                ------------------
                                             2002                   2001
                                      ------------------    -------------------
North America                                 $367,265               $402,934
Europe                                         269,019                283,397
Asia                                            47,711                 39,857
                                      ------------------    -------------------
Total                                         $683,995               $726,188
                                      ==================    ===================

Auction Sales in North America decreased $35.7 million, or 9%, for the three months ended June 30, 2002 when compared to the same period in 2001. The decrease in North America was primarily the result of a $68.6 million, or 75%, decrease in Auction Sales attributable to single-owner collections. Specifically, the second quarter of 2001 included the single-owner sale of Works from the Collection of Stanley J. Seeger for which there was no comparable sale in the second quarter of 2002. This decrease was partially offset by increased sales of Impressionist Art and American Paintings.

Auction Sales in Europe decreased $14.4 million, or 5%, for the three months ended June 30, 2002 when compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, Auction Sales in Europe decreased 9%. The decrease in Europe was primarily the result of a $16.0 million, or 40%, decrease in

Auction Sales attributable to single-owner collections. Specifically, the second quarter of 2001 included a significant single-owner Manuscripts sale, as well as the single-owner sale of The Leverhulme Collection for which there were no comparable sales in the second quarter of 2002. Also unfavorably impacting the comparison to the prior year are decreased sales of jewelry in Switzerland and British Pictures. These decreases were partially offset by better results from the spring Impressionist and Contemporary sales and, to a lesser extent, improvements in other small paintings sales.

Auction Sales in Asia increased $7.9 million, or 20%, for the three months ended June 30, 2002 when compared to the same period in 2001. The increase in Asia was primarily due to the successful spring sales in Hong Kong of Chinese Ceramics and Western Jewelry. For the three months ended June 30, 2002, Auction Sales in Asia were not materially affected by the translation to U.S. Dollars.

AUCTION SALES FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 - For the six months ended June 30, 2002, Auction Sales totaled $874.1 million, a decrease of 7% compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, Auction Sales decreased 8%. The decrease in worldwide Auction Sales reflects a 25% decrease in the number of lots sold during the first six months of 2002 when compared to the same period in 2001, partially offset by a 22% increase in the average selling price per lot sold.

The following is a geographical breakdown of Auction Sales for the six months ended June 30, 2002 and 2001 (in thousands):

                                                 Six Months Ended
                                                     June 30,
                                                 ----------------
                                            2002                    2001
                                      ------------------    -------------------
North America                                 $463,521               $522,407
Europe                                         362,822                380,670
Asia                                            47,711                 39,857
                                      ------------------    -------------------
Total                                         $874,054               $942,934
                                      ==================    ===================

Auction Sales in North America decreased $58.9 million, or 11%, for the six months ended June 30, 2002 when compared to the same period in 2001. The decrease in North America was primarily the result of a $72.9 million, or 60%, decrease in Auction Sales attributable to single-owner collections. Specifically, the first six months of 2001 included the single-owner sale of Works from the Collection of Stanley J. Seeger for which there was no comparable sale in the first six months of 2002. Also unfavorably impacting the comparison to the prior year are decreased sales of Old Master Paintings, Jewelry and Contemporary

Art. These decreases were partially offset by increased sales of Impressionist Art and American Paintings.

Auction Sales in Europe decreased $17.8 million, or 5%, for the six months ended June 30, 2002 when compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, Auction Sales in Europe decreased 7%. The decrease in Europe was primarily attributable to decreased jewelry sales in Switzerland and lower sales of British Pictures, as well as reduced results in the winter Impressionist sales.

Auction Sales in Asia increased $7.9 million, or 20%, for the six months ended June 30, 2002 when compared to the same period in 2001. The increase in Asia was primarily due to the successful spring sales in Hong Kong of Chinese Ceramics and Western Jewelry. For the six months ended June 30, 2002, Auction Sales in Asia were not materially affected by the translation to U.S. Dollars.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
- Note 3 of Notes to Consolidated Financial Statements ("Segment Reporting") should be read in conjunction with this discussion.

Worldwide auction and related revenues decreased 4% for the three months ended June 30, 2002 when compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, worldwide auction and related revenues decreased 6%. The decrease was principally due to lower buyer's premium revenues primarily resulting from the decreased Auction Sales discussed above partially offset by incremental revenues associated with the new buyer's premium rate structure that became effective on April 1, 2002. Additionally, results for the period reflect increased shared and introductory auction commissions as well as decreased expense recoveries primarily due to the competitive environment for consignments. These unfavorable variances are partially offset by increased principal activities primarily due to successful auction guarantees in the spring Impressionist and Contemporary sales in New York.

Worldwide auction and related revenues decreased 8% for the six months ended June 30, 2002 when compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, worldwide auction and related revenues decreased 9%. The decrease was principally due to lower buyer's premium and vendor's commission revenues, as well as decreased private treaty revenues partially offset by increased principal activities. The decrease in buyer's premium revenues was primarily due to the factors discussed in the previous paragraph. The decrease in vendor's commission revenues was principally due to the decreased Auction Sales discussed above. The increase in principal activities was primarily due to the successful auction guarantees discussed in the previous paragraph.

Other revenues increased 17% for the three months ended June 30, 2002 when compared to the same period in 2001. The increase was primarily due to a $3.4 million, or 43%, increase in revenues from the Real Estate segment partially offset by a $1.8 million, or 56%, decrease in revenues from the Finance segment. The increase in Real Estate revenues was primarily due to higher sales volume principally resulting from an increase in unit sales. The decrease in Finance revenues was primarily due to a lower average outstanding balance of notes receivable and consignor advances and lower interest rates. For the three months ended June 30, 2002, other revenues were not materially affected by the translation to U.S. Dollars.

Other revenues decreased 5% for the six months ended June 30, 2002 when compared to the same period in 2001. The decrease was primarily due to a $4.4 million, or 60%, decrease in revenues from the Finance segment partially offset by a $2.9 million, or 18%, increase in revenues from the Real Estate segment. The decrease in Finance revenues was primarily due to a lower average outstanding balance of notes receivable and consignor advances and lower interest rates. The increase in Real Estate revenues was primarily due to higher sales volume principally resulting from an increase in unit sales. For the six months ended June 30, 2002, other revenues were not materially affected by the translation to U.S. Dollars.

Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) decreased 21% and 20% for the three and six months ended June 30 2002, respectively, when compared to the same periods in 2001. These decreases were principally due to lower catalogue production costs primarily resulting from a decrease in sales volume, as well as the Company's use of digital photography and other catalogue savings initiatives. Additionally, results for the three and six months ended June 30, 2002 reflect savings in other live auction direct costs and marketing expenses principally resulting from the Company's restructuring plans (as discussed below and in Note 12 of Notes to Consolidated Financial Statements) and other cost containment efforts. For the three and six months ended June 30, 2002, direct costs of services were not materially affected by the translation to U.S. Dollars.

Salaries and related costs decreased 7% and 9% for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001 primarily due to savings achieved in the Auction segment as a result of the Company's restructuring plans and other cost containment efforts. For the three and six months ended June 30, 2002, salaries and related costs were not materially affected by the translation to U.S. Dollars.

General and administrative expenses increased 1% for the three months ended June 30, 2002 when compared to the same period in 2001. The comparison to the prior year is unfavorably influenced by the reversal of approximately $2.0 million of accruals due to positive changes in circumstances in the second quarter of 2001 for which there was no comparable event in the current period. Additionally, results for the second quarter of 2002 reflect increased insurance costs principally in the Auction segment. These unfavorable variances are almost entirely offset by the reversal of a $1.1 million bad debt accrual that was no longer necessary due to the collection of the related client receivable balance in the second quarter of 2002, as well as savings in professional fees and travel and entertainment expenses primarily as a result of the Company's restructuring plans and other cost containment efforts. For the three months ended June 30, 2002, general and administrative expenses were not materially affected by the translation to U.S. Dollars.

General and administrative expenses decreased 5% for the six months ended June 30, 2002 when compared to the same period in 2001 primarily due to savings in professional fees and travel and entertainment expenses primarily as a result of the Company's restructuring plans and other cost containment efforts. Also favorably influencing the comparison to the prior year is the reversal of a $1.1 million bad debt accrual that was no longer necessary due to the collection of the related client receivable balance in the second quarter of 2002. These favorable variances are partially offset by increased insurance costs principally in the Auction segment. Also unfavorably influencing the comparison to the prior year is the reversal of approximately $2.0 million of accruals in the second quarter of 2001 due to positive changes in circumstances for which there was no comparable event in the current period. For the six months ended June 30, 2002, general and administrative expenses were not materially affected by the translation to U.S. Dollars.

Depreciation and amortization expense decreased 7% and 4% for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. These decreases were primarily attributable to lower depreciation expense due to the write-off of computer hardware and software in the fourth quarter of 2001 as a result of the Company's strategic alliance with eBay, Inc., as well as the ceasing of goodwill amortization as a result of the adoption of SFAS No. 142 on January 1, 2002 (see Note 5 of Notes to Consolidated Financial Statements). These decreases were partially offset by depreciation expense associated with the final phase of the York Property, which was placed in service in April 2001, and other capital projects placed in service subsequent to the second quarter of 2001. For the three and six months ended June 30, 2002, depreciation and amortization expense was not materially affected by the translation to U.S. Dollars.

RETENTION COSTS - See Note 11 of Notes to Consolidated Financial Statements for information related to the Company's retention programs for key employees.

INTERNET RELATED OPERATING EXPENSES - Internet related operating expenses totaled $2.7 million and $5.8 million for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, total Internet related operating expenses were $6.4 million and $14.2 million, respectively. These significant decreases were principally due to savings achieved in salaries and related costs, general and administrative expenses and marketing costs as a result of the Company's restructuring plans and other cost containment efforts.

RESTRUCTURING PLANS - Total estimated net annual cost savings following the full implementation of the Company's restructuring plans is expected to be approximately $60 million. These savings were initiated during 2001, primarily in the Internet, and are currently expected to be fully realized by the end of 2002. Most of the anticipated savings are being achieved through lower salaries and related costs resulting from terminations and attrition, as well as reductions in direct costs of services and general and administrative expenses.

(See Note 12 of Notes to Consolidated Financial Statements for additional information on the Company's restructuring plans.)

(With respect to all statements made herein regarding the Company's restructuring plans, see statement on Forward Looking Statements.)

SPECIAL CHARGES - See Note 9 of Notes to Consolidated Financial Statements for information on special charges.

NET INTEREST EXPENSE - Net interest expense decreased $0.1 million and $0.6 million for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. These decreases were due to lower interest expense resulting from a lower average cost of borrowing related to the Company's existing credit facility (see Note 6 of Notes to Consolidated Financial Statements), as well as lower outstanding borrowings partially offset by lower interest income due to reduced cash balances and decreased interest rates.

INCOME TAX BENEFIT - The consolidated effective tax rate was 36% for the three and six months ended June 30, 2002 and 2001.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE - For the three months ended June 30, 2002, net income increased to $17.9 million from $14.3 million for the same period in 2001. Diluted earnings per share for the three months ended June 30, 2002 increased to $0.29 from $0.23 for the same period in 2001. The impact on diluted earnings per share related to the Company's Internet operating loss was ($0.01) and ($0.05) for the three months ended June 30, 2002 and 2001, respectively.

For the six months ended June 30, 2002, net loss decreased to ($5.3) million from ($8.3) million for the same period in 2001. Diluted loss per share for the six months ended June 30, 2002 decreased to ($0.09) from ($0.14) for the same period in 2001. The impact on diluted loss per share related to the Company's Internet operating loss was ($0.02) and ($0.11) for the six months ended June 30, 2002 and 2001, respectively.

CONTINGENCIES - See Note 10 of Notes to Consolidated Financial Statements for information on contingencies and Note 11 of Notes to Consolidated Financial Statements for information on the Company's employee retention programs. (See statement on Forward Looking Statements.)

FINANCIAL CONDITION AS OF JUNE 30, 2002 - For the six months ended June 30, 2002, total cash and cash equivalents decreased $41.4 million from December 31, 2001 primarily due to the factors discussed below.

Net cash used by operations was $56.1 million for the six months ended June 30, 2002 and was due in part to retention payments to key employees (see Note 11 of Notes to Consolidated Financial Statements). Also influencing cash used by operations during this period is an $88.7 million increase in accounts receivable partially offset by a $62.7 million increase in due to consignors, both principally resulting from Auction Sales during June.

Net cash provided by investing activities was $11.2 million for the six months ended June 30, 2002 and was primarily due to the collection of maturing client loans during the period partially offset by the funding of consignor advances and capital expenditures of $6.6 million.

Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2002 and was the result of proceeds received from the exercise of stock options.

COMMITMENTS AS OF JUNE 30, 2002 - The table below summarizes the Company's material contractual obligations and commitments as of June 30, 2002.

                                                                                   Payments Due by Period
                                                           ------------------------------------------------------------------------
                                                                              Less
                                                                              than          1 to 3          3 to 5          After
                                                             Total          One Year         Years           Years         5 Years
                                                           ---------       ---------       --------        --------       ---------
                                                                                  (Thousands of dollars)
 Principal payments on borrowings:
   Short-term borrowings - principal (1)                    $130,000        $130,000        $     -         $     -        $      -
   Long-term debt - principal (2)                            100,000               -              -               -         100,000
                                                           ---------       ---------       --------        --------       ---------
     Sub-total                                               230,000         130,000              -               -         100,000
                                                           ---------       ---------       --------        --------       ---------
 Interest payments on borrowings:
   Short-term borrowings -
    interest(1)                                                1,396           1,396              -               -               -
   Long-term debt - interest(2)                               47,554           6,875         13,750          13,750          13,179
                                                           ---------       ---------       --------        --------       ---------
     Sub-total                                                48,950           8,271         13,750          13,750          13,179
                                                           ---------       ---------       --------        --------       ---------
 Other commitments:
   Operating lease obligations                               125,060          15,133         26,433          22,259          61,235
   Retention programs(3)                                      25,800          22,800          3,000               -               -
   Antitrust fine(4)                                          39,000           6,000         18,000          15,000               -
   Guarantees to consignors(5)                                   521             521              -               -               -
   Employment agreements(6)                                    3,478           3,053            425               -               -
                                                           ---------       ---------       --------        --------       ---------
     Sub-total                                               193,859          47,507         47,858          37,259          61,235
                                                           ---------       ---------       --------        --------       ---------
       Total                                                $472,809        $185,778        $61,608         $51,009        $174,414
                                                           =========       =========       ========        ========       =========

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

Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $13.2 million as of June 30, 2002. (See Notes 4 and 10 of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES - The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements.

In July 2002, the Company extended the maturity date of the Revolving Facility under the Amended and Restated Credit Agreement from July 10, 2002 to August 11, 2002 and reduced the borrowing capacity from $120 million to $100 million. Effective August 12, 2002, the maturity date of the Revolving Facility will be extended to February 11, 2003.

Effective August 12, 2002, the maturity date of the Term Facility under the Amended and Restated Credit Agreement will be extended from August 11, 2002 to February 11, 2003 and the borrowing capacity will be reduced from $130 million to $100 million.

The Company will pay fees of $2.0 million in connection with the August 2002 extension of the Amended and Restated Credit Agreement, which will be amortized over the extended term of the agreement.

The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the York Property. In addition, any borrowings by the Company's U.K. affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to LIBOR plus 3.5%. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of June 30, 2002.

The Company currently believes that operating cash flows, current cash balances and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements through February 11, 2003. Such operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan program, capital expenditures and severance payments related to the Company's restructuring plans (see Note 12 of Notes to Consolidated Financial Statements), as well as the short-term commitments detailed above.

The Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through February 11, 2003. On this date, the Term Facility and the Revolving Facility will expire and any outstanding borrowings will be due and payable to the Company's existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements, as well as to fund the fine resulting from the European Commission investigation (see Note 10 of Notes to Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings") and the long-term commitments detailed above including the remaining payments due under the Company's Antitrust fine (see Part II, Item 1 "Legal Proceedings"), the redemption of Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 10 of Notes to Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings"), payments due under the Company's retention programs (see Note 11 of Notes to Consolidated Financial Statements) and interest payments related to the Company's long-term debt securities, additional funding will be necessary to supplement operating cash flows.

On June 3, 2002, A. Alfred Taubman, the controlling shareholder of the Company, filed with the SEC an amended Schedule 13D in which he announced his intention to work in cooperation with the Company to explore a possible sale or merger of the Company or the sale of his stake in the Company. If there is a sale or merger of the Company or a sale of A. Alfred Taubman's stake in the Company, management currently believes that any new controlling shareholder would provide, arrange or facilitate the financing necessary to conduct the Company's business.

If a sale or merger of the Company or a sale of A. Alfred Taubman's stake in the Company is not consummated by February 11, 2003, management currently believes it could obtain an extension, amendment or refinancing of the Amended and Restated Credit Agreement. Alternatively, management currently believes that it has other options available for capital resources, including, but not limited to, the issuance of various types of debt instruments with varying maturities including convertible debt, the issuance of additional equity securities, a sale-leaseback of the York Property, the sale of certain other corporate assets or operating units and the collection of client loans. Some of the above alternatives might come at a higher cost than an extension, amendment or refinancing of the Amended and Restated Credit Agreement or would limit the Company's operating flexibility. Additionally, any convertible debt or equity security issuance may be dilutive.

If the Company were unable to secure adequate long-term funding or satisfy its liquidity needs through a new controlling shareholder or pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement, this would have a material adverse effect on the Company's business, results of operations and/or financial condition.

RISK FACTORS AFFECTING OPERATING REVENUES AND LIQUIDITY - Operating revenues from the Company's Auction, Finance and Real Estate operating segments, as well as the Company's liquidity, are significantly influenced by a number of factors not within the Company's control, including:

 (1) The overall strength of the international economy and financial markets and, in particular, the economies of the United States, the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

 (2)  Interest rates;

 (3)  Political conditions in various nations;

 (4)  Export and exchange controls;

 (5)  Competition with other auctioneers and art dealers;

 (6) The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sale consignments);

 (7) The level of guarantees or the terms of other financial arrangements offered by other auction houses;

 (8) The success of the Company in attracting and retaining qualified personnel;

 (9)  The demand for art-related financing;

 (10) The demand for luxury residential real estate; and

 (11) The final resolution of various antitrust matters including the ultimate outcome of the International Antitrust Litigation, the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation, and the European Commission investigation regarding commissions charged by the Company and Christie's for auction services and other trading terms.

RECENTLY ISSUED ACCOUNTING STANDARDS - In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

FORWARD LOOKING STATEMENTS - This form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the following, which are not ranked in any particular order:

 (1) The factors listed under "Risk Factors Affecting Operating Revenues and Liquidity" above;

 (2) The Company's business is seasonal, with peak revenues and operating income primarily occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction season;

 (3) The Company's success in developing and implementing its Internet auction strategy;

 (4)  The effects of market risk;

 (5)  The successful implementation of the Company's restructuring plans;

 (6) The outcome of the process currently underway regarding a possible sale or merger of the Company or sale of A. Alfred Taubman's stake in the Company and

 (7) The extension or refinancing of the Amended and Restated Credit Agreement or the ability to obtain other long-term funding.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, consignor advances, short-term borrowings and long-term debt. At June 30, 2002, a hypothetical 10% strengthening or weakening of the United States dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $3.1 million. Excluding the potential impact of this hypothetical strengthening or weakening of the United States dollar, the market risk of the Company's financial instruments has not changed significantly as of June 30, 2002 from that set forth in the Company's Form 10-K for the year ended December 31, 2001.

At June 30, 2002, the Company had $27.4 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company's Consolidated Balance Sheet at June 30, 2002 includes a nominal liability recorded within accounts payable and accrued liabilities reflecting the fair value of the Company's forward exchange contracts. See Note 7 of Notes to Consolidated Financial Statements for additional information on the Company's use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. At June 30, 2002, all of the Company's forward exchange contracts were with Credit Suisse.

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

On April 19, 2002 the European Commission sent a Statement of Objections to the Company and Christie's setting out its preliminary conclusion that the Company and Christie's breached European Union competition rules by colluding to fix commission fees and other trading terms in connection with auctions in the European Union. The Company has filed a Reply to the allegations set forth in the Statement of Objections. Although the amount of the fine that will be imposed by the European Commission is not currently estimatable, the maximum fine would be 10% of the Company's prior year total revenues. The European Commission has confirmed that the Company is regarded as cooperating with its investigation and may be entitled to a degree of leniency. (See Note 10 of Notes to Consolidated Financial Statements.)

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

On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation, subject to court approval. On April 20, 2001, the Court approved an amended settlement agreement (the "Amended Settlement Agreement"). Under the Amended Settlement Agreement, the Company has deposited into an escrow account for the benefit of members of the class (a) $206 million in cash and (b) a global vendor's commission discount certificate with a face value of $62.5 million. The court determined that the $62.5 million face value of the global vendor's commission discount certificate had a fair market value of not less than $50 million. Of these amounts, $156 million in cash was funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. The vendor's commission discount certificates may be used to pay vendor's commissions and certain other sale charges at the Company or Christie's during the five years after their distribution to members of the class and are redeemable for cash at the end of four years. The Company entered into the Amended Settlement Agreement without any admission of liability. Certain class members appealed the court's order approving the settlement. On July 30, 2002, the U.S. Court of Appeals for the Second Circuit affirmed the decision of the District Court.

One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and is seeking approximately $19 million in damages. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim. The parties have agreed to enter into non-binding mediation to attempt to resolve this claim, and the mediation process is expected to begin shortly. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. Christie's was also named as a defendant in these actions along with several current or former directors and/or officers of both the Company and Christie's. The complaints in these actions (the "International Antitrust Litigation") contained allegations identical to the complaints in the U.S. Antitrust Litigation, but were considered separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the U.S. Plaintiffs appealed the court's decision to the U.S. Court of Appeals for the Second Circuit. On March 13, 2002, the Second Circuit Court of Appeals reversed the District Court's ruling that it lacked jurisdiction over auctions held by the Company, its subsidiaries and Christie's outside of the U.S. and remanded the case to the District Court to consider whether the International Antitrust Litigation should be dismissed on other grounds - namely, the plaintiffs' lack of standing or the fact that New York is an improper venue for consideration of this matter. The Company and Christie's intend to file a petition for certiorari seeking review of the Court of Appeals' decision by the U.S. Supreme Court.

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

In the U.K., on June 12, 2002, the Company and Christie's each received a letter of claim from a law firm purporting to be acting on behalf of 41 identified and an unspecified number of unidentified individuals and businesses who sold items at auctions held by the Company and Christie's in London, England, during the period from September 1995 through at least February 7, 2000. The letter of claim was sent in anticipation of possible litigation seeking damages on behalf of the law firm's clients as a result of an alleged anti-competitive agreement between the Company and Christie's relating to sellers' commissions. The Company has requested further information from the law firm regarding the number and identity of its clients and the nature and amounts of their claims, and is awaiting a response. The Company cannot predict at this time whether any legal proceedings will ultimately result from this letter of claim or what the amount of any damages claimed in any such legal proceedings might be.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           99(a) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99(b) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

           None

                                  EXHIBIT INDEX

Exhibit No.           Description
------------          -----------
99(a)                 Certification Pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      of 2002.

99(b) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            SOTHEBY'S HOLDINGS, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed this the 6th day of August, 2002, on its behalf by the undersigned, thereunto duly authorized and in the capacity indicated.


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