Form 10-Q
period 2002-09-30
SOTHEBYS HOLDINGS INC
filed 2002-11-13
CIK 823094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002
Commission File Number 1-9750

                            Sotheby's Holdings, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                       38-2478409
          --------                                       ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)

38500 Woodward Avenue, Suite 100
Bloomfield Hills, Michigan                                  48304
----------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (248) 646-2400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ . No / /.

As of November 11, 2002, there were outstanding 44,933,703 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,549,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                      INDEX

                                                                PAGE
                                                                ----
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations for the Three
          and Nine Months Ended September 30, 2002 and 2001        3

          Consolidated Balance Sheets at September 30, 2002,
          December 31, 2001 and September 30, 2001                 4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2002 and 2001            5

          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                   26

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                             41

Item 4.   Controls and Procedures                                 42


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                       43

Item 6.   Exhibits and Reports on Form 8-K                        47

SIGNATURE                                                         48

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                          49

CERTIFICATION OF CHIEF FINANCIAL OFFICER                          51

EXHIBIT INDEX                                                     53

PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                       FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                      ----------------------    ----------------------
                                                                        2002         2001         2002         2001
-------------------------------------------------------------------   ----------------------    ----------------------
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
REVENUES:

Auction and related                                                   $  36,130    $  25,327    $ 184,270    $ 186,441
Other                                                                    12,230       13,044       36,569       38,799
-------------------------------------------------------------------   ----------------------    ----------------------
TOTAL REVENUES                                                           48,360       38,371      220,839      225,240

EXPENSES:

Direct costs of services                                                  7,107        8,137       35,604       43,837
Salaries and related costs                                               34,893       35,533      108,945      116,601
General and administrative                                               24,749       22,168       72,049       72,135
Depreciation and amortization                                             6,091        6,367       17,823       18,595
Retention costs                                                           5,761        4,972       18,311       13,669
Net restructuring charges                                                   (98)       8,364       (1,533)       7,704
Special charges                                                          20,872          751       19,153        2,622
-------------------------------------------------------------------   ----------------------    ----------------------
TOTAL EXPENSES                                                           99,375       86,292      270,352      275,163
-------------------------------------------------------------------   ----------------------    ----------------------

Operating loss                                                          (51,015)     (47,921)     (49,513)     (49,923)

Interest income                                                              24          784        1,934        4,058
Interest expense                                                         (5,379)      (6,447)     (17,079)     (20,147)
Other income (expense)                                                      513          226          597         (270)
-------------------------------------------------------------------   ----------------------    ----------------------

Loss before taxes                                                       (55,857)     (53,358)     (64,061)     (66,282)

Income tax  benefit                                                      12,882       20,302       15,836       24,955
-------------------------------------------------------------------   ----------------------    ----------------------

NET LOSS                                                              $ (42,975)   $ (33,056)   $ (48,225)   $ (41,327)
===================================================================   ======================    ======================

BASIC AND DILUTED LOSS PER SHARE                                      $   (0.70)   $   (0.54)   $   (0.78)   $   (0.68)
===================================================================   ======================    ======================

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (IN MILLIONS)        61.5         61.3         61.5         60.5
===================================================================   ======================    ======================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                                                     2002        DECEMBER 31,       2001
                                                                                 (UNAUDITED)        2001         (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                        $     21,707    $    107,586    $     29,828
Accounts receivable, net of allowance for doubtful accounts
   of $8,346,  $9,679 and $6,919                                                      193,047         221,355         131,119
Notes receivable and consignor advances, net of allowance for
   credit losses of $1,321,  $1,436 and $1,442                                        123,917          99,362         119,932
Inventory, net                                                                          7,005          11,546          11,057
Deferred income taxes                                                                  38,196          38,441          15,286
Prepaid expenses and other current assets                                              48,289          33,034          33,943
-----------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                          432,161         511,324         341,165

Notes receivable                                                                        5,036           2,210           8,819
Properties, less allowance for depreciation
   and amortization of $106,197, $85,465 and $84,108                                  241,290         250,343         253,080
Goodwill                                                                               17,488          17,266          18,169
Investments                                                                            31,132          31,924          31,951
Deferred income taxes                                                                  61,890          48,804          62,346
Other assets                                                                            1,747           2,240           2,498
-----------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                             $    790,744    $    864,111    $    718,028
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Due to consignors                                                                $    165,778    $    197,348    $     81,659
Short-term borrowings                                                                 150,000         130,000         130,000
Accounts payable and accrued liabilities                                               95,640         128,903          97,193
Deferred revenues                                                                       6,508           5,058           6,201
Accrued income taxes                                                                   10,037          13,517           5,266
Deferred income taxes                                                                       -               -           3,654
Short-term settlement liability                                                        33,507           2,979           5,245
-----------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                     461,470         477,805         329,218

LONG-TERM LIABILITIES
Long-term debt                                                                         99,449          99,398          99,382
Deferred income taxes                                                                       -               -           1,657
Long-term settlement liability                                                         69,156          80,643          84,066
Other liabilities                                                                      15,586          20,395          16,023
-----------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                             645,661         678,241         530,346

SHAREHOLDERS' EQUITY
Common Stock, $0.10 par value                                                           6,148           6,131           6,134
   Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B issued and outstanding shares - 44,932,290, 44,756,146 and 44,754,733 of Class A and 16,549,650 of Class B, at September 30, 2002, December 31, 2001 and
   September 30, 2001, respectively
Additional paid-in capital                                                            202,177         199,645         199,555
Retained deficit                                                                      (51,354)         (3,129)         (2,761)
Accumulated other comprehensive loss                                                  (11,888)        (16,777)        (15,246)
-----------------------------------------------------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                                                    145,083         185,870         187,682
-----------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    790,744    $    864,111    $    718,028
=============================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
SOTHEBY'S HOLDINGS, INC.
(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                           2002         2001
------------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
Net loss                                                                        $ (48,225)   $ (41,327)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization                                                   17,823       18,595
   Loss on sale of Chicago Salesroom                                                  191            -
   Deferred income taxes                                                          (12,843)     (24,914)
   Tax benefit of stock option exercises                                               70           76
   Asset provisions                                                                (1,369)        (769)
   Asset write-off                                                                     75        3,396
   Other                                                                            1,463        2,113

Changes in assets and liabilities:
   Decrease in accounts receivable                                                 45,789      160,957
   Settlement recovery - related party                                                  -      106,000
   Decrease in inventory                                                            4,504        2,514
   Increase in prepaid expenses and other current assets                          (14,736)      (3,106)
   Decrease in intangible and other long-term assets                                  503           73
   Increase (decrease) in short-term and long-term settlement liabilities          17,072     (110,781)
   Decrease in due to consignors                                                  (47,122)    (189,873)
   (Decrease) increase in accrued income taxes                                     (3,720)      12,645
   Decrease in accounts payable and accrued liabilities and other liabilities     (35,640)     (33,925)
------------------------------------------------------------------------------------------------------
   Net cash used by operating activities                                          (76,165)     (98,326)

INVESTING ACTIVITIES:
Funding of notes receivable and consignor advances                               (115,422)     (71,892)
Collections of notes receivable and consignor advances                             88,942      155,862
Capital expenditures                                                              (11,018)     (27,651)
Proceeds from sale of Chicago Salesroom                                             2,566            -
Decrease in investments                                                             1,612        2,297
------------------------------------------------------------------------------------------------------
   Net cash (used) provided by investing activities                               (33,320)      58,616

FINANCING ACTIVITIES:
Proceeds from short-term borrowings                                                80,000      299,000
Repayments of short-term borrowings                                               (60,000)    (285,000)
Proceeds from exercise of stock options                                             2,214        1,327
------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                       22,214       15,327

Effect of exchange rate changes on cash                                             1,392         (414)
------------------------------------------------------------------------------------------------------
      DECREASE IN CASH AND CASH EQUIVALENTS                                       (85,879)     (24,797)
Cash and cash equivalents at beginning of period                                  107,586       54,625
------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                 $  21,707    $  29,828
======================================================================================================
Income tax refunds                                                              $     (43)   $ (17,608)
======================================================================================================
Interest paid (net of capitalized interest)                                     $  13,266    $  19,738
======================================================================================================
Non cash activities:
     Issuance of common stock related to Shareholder Litigation settlement      $       -    $  40,000
======================================================================================================

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

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements included herein, have been made.

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

                                          Percentage of
                                      Annual Auction Sales
                         ------------------------------------------------
                             2001             2000              1999
                         -------------    --------------    -------------
     January - March                13%                9%              11%
     April - June                   45%               45%              35%
     July - September                7%                7%               6%
     October - December             35%               39%              48%
                         -------------    --------------    -------------
                                   100%              100%             100%
                         =============    ==============    =============

3.   SEGMENT REPORTING

     For the three and nine months ended September 30, 2002 and 2001, revenues for the Company's operating segments are as follows (in thousands):

                         Three Months Ended                Nine Months Ended
                   -------------------------------   -------------------------------
                   September 30,    September 30,    September 30,    September 30,
                       2002             2001             2002             2001
                   --------------   --------------   --------------   --------------
     Auction       $       36,130   $       25,327   $      184,270   $      186,441
     Real Estate            9,851            9,794           28,658           25,695
     Finance                1,675            2,162            4,539            9,411
     Other                    704            1,088            3,372            3,693
                   --------------   --------------   --------------   --------------
     Total         $       48,360   $       38,371   $      220,839   $      225,240
                   ==============   ==============   ==============   ==============

     For the three and nine months ended September 30, 2002 and 2001, profit or
     (loss) for the Company's operating segments are as follows (in thousands):

                         Three Months Ended                  Nine Months Ended
                   -------------------------------   -------------------------------
                   September 30,    September 30,    September 30,    September 30,
                       2002             2001             2002             2001
                   --------------   --------------   ---------------  --------------
     Auction       $      (30,520)  $      (40,317)  $      (31,126)  $      (41,620)
     Real Estate            2,529            2,356            6,039            3,363
     Finance                   (8)            (164)            (203)            (564)
     Other                   (668)            (358)            (871)          (1,201)
                   --------------   --------------   ---------------  --------------
     Total         $      (28,667)  $      (38,483)  $      (26,161)  $      (40,022)
                   ==============   ==============   ==============   ==============

     The following is a reconciliation of the loss reported for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Operations (in thousands):

                                             Three Months Ended                   Nine Months Ended
                                      --------------------------------    --------------------------------
                                      September 30,     September 30,     September 30,     September 30,
                                           2002              2001              2002              2001
                                      --------------    --------------    --------------    --------------
     Total loss for reportable
     segments                         $      (27,999)   $      (38,125)   $      (25,290)   $      (38,821)

     Other loss                                 (668)             (358)             (871)           (1,201)

     Unallocated amounts:
       Special charges
         (see Note 9)                        (20,872)             (751)          (19,153)           (2,622)
       Retention costs
         (see Note 11)                        (5,761)           (4,972)          (18,311)          (13,669)
       Net restructuring charges
         (see Note 12)                            98            (8,364)            1,533            (7,704)
       Amortization of discount
         related to Antitrust fine
         and Amazon settlement (see
         Note 12)                               (655)             (788)           (1,969)           (2,265)
                                      --------------------------------------------------------------------

     Consolidated loss before taxes   $      (55,857)   $      (53,358)   $      (64,061)   $      (66,282)
                                      ====================================================================

     Total assets for the Company's reportable operating segments are as follows (in thousands):

                      As of             As of            As of
                   September 30,     December 31,    September 30,
                       2002              2001            2001
                   --------------   --------------   --------------
     Auction       $      554,768   $      648,637   $      508,101
     Real Estate           19,584           23,895           21,332
     Finance              112,847          102,857          108,945
     Other                  3,459            1,477            2,018
                   --------------   --------------   --------------
     Total         $      690,658   $      776,866   $      640,396
                   ==============   ==============   ==============

     The following is a reconciliation of assets for the Company's reportable operating segments to the applicable line items in the Consolidated Balance Sheets (in thousands):

                                          As of             As of             As of
                                       September 30,     December 31,      September 30,
                                          2002               2001             2001
                                      --------------    --------------    --------------
     Total assets for
     reportable segments              $      687,199    $      775,389    $      638,378
     Other assets                              3,459             1,477             2,018
     Deferred tax assets                     100,086            87,245            77,632
                                      --------------    --------------    --------------
     Consolidated assets              $      790,744    $      864,111    $      718,028
                                      ==============    ==============    ==============

4.   RECEIVABLES

     Receivables consist of the following (in thousands):

                                           As of            As of             As of
                                       September 30,     December 31,      September 30,
                                           2002              2001             2001
                                      --------------    --------------    --------------
     Accounts receivable              $      201,393    $      231,034    $      138,038
     Allowance for doubtful accounts          (8,346)           (9,679)           (6,919)
                                      --------------    --------------    --------------
           Sub-total                         193,047           221,355           131,119
                                      --------------    --------------    --------------

     Notes receivable
           and consignor advances            130,274           103,008           130,193
     Allowance for credit losses              (1,321)           (1,436)           (1,442)
                                      --------------    --------------    --------------
           Sub-total                         128,953           101,572           128,751
                                      --------------    --------------    --------------
     Total                            $      322,000    $      322,927    $      259,870
                                      ==============    ==============    ==============

     The Company provides collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse against the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in net notes receivable and consignor advances are unsecured loans totaling $19.7 million, $31.5 million and $30.8 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

     Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. During the fourth quarter of 2000, the Company recorded a $9.0 million provision related to one such unsecured loan. This loan was written off against the reserve during the first quarter of 2001. At September 30, 2002, December 31, 2001 and September 30, 2001, the net total of all such unsecured loans was $13.5 million, $15.5 million and $14.7 million, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

     The weighted average interest rates charged on net notes receivable and consignor advances were 5.3%, 7.9% and 8.3% at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

     Changes in the allowance for credit losses related to notes receivable and consignor advances for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                                      2002        2001
                                                    --------   ---------
     Allowance for credit losses at January 1,      $  1,436   $  11,522
     Provisions                                            -           -
     Write-offs                                         (143)    (10,066)
     Foreign currency exchange rate changes               28         (14)
                                                    --------   ---------
     Allowance for credit losses at September 30,   $  1,321   $   1,442
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

     The table below reconciles the net loss reported for the three and nine months ended September 30, 2001 to the adjusted net loss, which is presented as if the Company adopted SFAS No. 142 on January 1, 2001. The table below also compares the adjusted prior year amounts to current year results.

                                     Three Months Ended                  Nine Months Ended
                             --------------------------------    --------------------------------
                             September 30,      September 30,     September 30,    September 30,
                                 2002               2001              2002             2001
                             --------------    --------------    --------------    --------------
     Reported net loss       $      (42,975)   $      (33,056)   $      (48,225)   $      (41,327)
     Goodwill amortization
     (net of taxes)                       -               291                 -               862
                             --------------    --------------    --------------    --------------
     Adjusted net loss       $      (42,975)   $      (32,765)   $      (48,225)   $      (40,465)
                             ==============    ==============    ==============    ==============

     The impact of goodwill amortization on basic and diluted loss per share for the three months ended September 30, 2001 is less than $0.01 per share. The impact of goodwill amortization on basic and diluted loss per share for the nine months ended September 30, 2001 is approximately $0.01 per share.

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by operating segment, are as follows:

                                                        Real
                                         Auction       Estate      Total
                                        ----------   ----------   ----------
     Balance as of January 1, 2002      $   13,955   $    3,311   $   17,266
     Foreign currency exchange
     rate changes                              222            -          222
                                        ----------   ----------   ----------
     Balance as of September 30, 2002   $   14,177   $    3,311   $   17,488
                                        ==========   ==========   ==========

6.   CREDIT ARRANGEMENTS

     Short-term borrowings and long-term debt consist of the following (in thousands):

                                     As of            As of            As of
                                  September 30,    December 31,     September 30,
                                     2002             2001              2001
                                 --------------   --------------   --------------
     SHORT-TERM BORROWINGS:
     Borrowings under the
        Amended and Restated
        Credit Agreement         $      150,000   $      130,000   $      130,000

     LONG-TERM DEBT:
     Long-term debt securities
        (net of unamortized
        discount of $551, $602
        and $618)                        99,449           99,398           99,382
                                 --------------   --------------   --------------
     Total                       $      249,449   $      229,398   $      229,382
                                 ==============   ==============   ==============

     BANK CREDIT FACILITIES - In July 2002, the Company extended the maturity date of the senior secured revolving credit facility (the "Revolving Facility") under its credit agreement ("the Amended and Restated Credit Agreement") from July 10, 2002 to August 11, 2002 and reduced the borrowing capacity from $120 million to $100 million. In August 2002, the maturity date of the Revolving Facility was extended to February 11, 2003.

     In August 2002, the maturity date of the senior secured term facility (the "Term Facility") under the Amended and Restated Credit Agreement was extended from August 11, 2002 to February 11, 2003 and the borrowing capacity was reduced from $130 million to $100 million.

     The Company paid fees of $2.0 million in connection with the August 2002 extension of the Amended and Restated Credit Agreement, which are being amortized to interest expense over the extended term of the agreement.

     The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the Company's headquarters at 1334 York Avenue in New York (the "York Property"). In addition, any borrowings by the Company's United Kingdom ("U.K.") affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and

     Restated Credit Agreement may be used for general corporate purposes. Borrowings under the Term Facility bear interest equal to LIBOR plus 3.5%. Borrowings under the Revolving Facility generally bear interest equal to:
     (i) LIBOR plus 3.5% or (ii) the Prime Rate plus 2.5%. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of September 30, 2002.

     At September 30, 2002, the Company had outstanding short-term borrowings of $100 million under the Term Facility at an interest rate of 5.2%.

     At September 30, 2002, the Company had outstanding short-term borrowings of $50 million under the Revolving Facility at a weighted average interest rate of 6.1%.

     As discussed above, the Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through February 11, 2003. On this date, the Term Facility and the Revolving Facility will expire and any outstanding borrowings will be due and payable to the Company's existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements including the remaining payments due under the Company's Antitrust fine (see Part II, Item 1 "Legal Proceedings"), the redemption of Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 10 and Part II,
     Item 1 "Legal Proceedings"), payments due under the Company's retention programs (see Note 11) and interest payments related to the Company's long-term debt securities, additional funding will be necessary to supplement operating cash flows.

     As previously disclosed, management has been exploring a sale-leaseback transaction involving the York Property as a means of additional funding and is currently focusing on such a transaction. It is management's intention that any such sale-leaseback transaction would be done in conjunction with an extension, amendment or refinancing of the Revolving Facility under the Amended and Restated Credit Agreement. A portion of the proceeds from a sale-leaseback transaction would be used to repay the outstanding borrowings under the Term Facility due on February 11, 2003. Any remaining proceeds, together with amounts available under an extended, amended, or refinanced Revolving Facility, would be available for the Company's other funding needs described above. If consummated, management currently believes that a sale-leaseback transaction in conjunction with an extension, amendment or refinancing of the Revolving Facility under the Amended and Restated Credit Agreement would be in place by February 11, 2003 and would be priced at market rates that reflect the Company's current credit rating.

     Management currently believes that there are other potential financing options that may be available to the Company as an alternative to a sale-leaseback transaction including an extension, amendment or refinancing of both the Term Facility and the Revolving Facility under the Amended and Restated Credit Agreement, as well as any one or a combination of one or more of the following in conjunction with an extension, amendment or refinancing of the Revolving Facility under the Amended and Restated Credit
     Agreement: a long-term mortgage on the York Property, the sale of certain other corporate assets or operating units, or the collection of client loans. If necessary, management would also explore other financing options such as the issuance of various types of debt instruments with varying maturities, including convertible debt, and the issuance of additional equity securities. However, there can be no assurances that the Company would be successful in securing funding from one of the options outlined above and some of the above alternatives might come at a high cost or could limit the Company's operating flexibility. Additionally, any convertible debt or equity security issuance may be dilutive.

     On June 3, 2002, A. Alfred Taubman, the controlling shareholder of the Company, filed with the SEC an amended Schedule 13D in which he announced his intention to work in cooperation with the Company to explore a possible sale or merger of the Company or the sale of his stake in the Company (a "Transaction"). Management believes that, if a sale or merger is consummated by February 11, 2003, any new controlling shareholder would provide, arrange or facilitate the financing necessary to conduct the Company's business.

     If the Company were unable to secure adequate long-term funding or satisfy its liquidity needs through a sale-leaseback transaction in conjunction with an extension, amendment or refinancing of the Revolving Facility under the Amended and Restated Credit Agreement or pursuant to one of the other options stated above, or in conjunction with a Transaction, prior to the expiration of the Amended and Restated Credit Agreement, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or ability to operate.

     SENIOR UNSECURED DEBT - In February 1999, the Company issued a tranche of long-term debt securities (the "Notes"), pursuant to the Company's $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on property and entering into sale-leaseback transactions, excluding the York Property. The Company was in compliance with these covenants as of September 30, 2002.

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

     The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded in the Company's Consolidated Balance Sheets at their fair value with the changes in the fair value of the derivative being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. For the three and nine months ended September 30, 2002 and 2001, such costs, which are reflected in other income (expense), were not material to the Company's results of operations.

     The Company's Consolidated Balance Sheet at September 30, 2002 includes an asset of approximately $0.1 million recorded within other current assets reflecting the fair value of the Company's forward exchange contracts.

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

8.   COMPREHENSIVE LOSS

     The Company's comprehensive loss includes the net loss for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three and nine months ended September 30, 2002, the Company's other comprehensive income is primarily attributable to the weakening of the U.S. Dollar against the U.K. Pound Sterling and the Euro during those periods. For the three and nine months ended September 30, 2002 and 2001, comprehensive loss is as follows (in thousands):

                                             Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                      --------------------------------    --------------------------------
                                           2002              2001              2002              2001
                                      --------------    --------------    --------------    --------------
     Net loss                         $      (42,975)   $      (33,056)   $      (48,225)   $      (41,327)
     Other comprehensive income
     (loss) - net of taxes                       472             2,290             4,889              (403)
                                      --------------    --------------    --------------    --------------
     Comprehensive loss               $      (42,503)   $      (30,766)   $      (43,336)   $      (41,730)
                                      ==============    ==============    ==============    ==============

9.   SPECIAL CHARGES

     For the three and nine months ended September 30, 2002 and 2001, the Company recorded the following charges in the Consolidated Statements of Operations related to the investigation by the Antitrust Division of the United States Department of Justice (the "DOJ") and other related matters, as discussed in Part II, Item 1 "Legal Proceedings" (in thousands):

                                            Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                      -------------------------------   --------------------------------
                                           2002             2001             2002              2001
                                      --------------   --------------   --------------    --------------
     European Commission fine         $       20,072   $            -   $       20,072    $            -
     Settlement with former
        Chief Executive Officer                    -                -           (3,250)                -
     Legal and other
        professional fees                        800              751            2,331             2,622
                                      --------------   --------------   --------------    --------------
     Total                            $       20,872   $          751   $       19,153    $        2,622
                                      ==============   ==============   ==============    ==============

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

     On October 30, 2002, the European Commission issued a decision in which it determined that the Company and Christie's had breached the competition provisions of the Treaty Establishing the European Community by agreeing to fix selling commissions and other trading terms in connection with auctions held in the European Union between 1993 and 2000. Pursuant to this decision, the European Commission imposed a fine of approximately $20.1 million on the Company, payable on February 8, 2003. As a result, the Company recorded this amount in special charges in the third quarter of 2002. (See Part II, Item 1 "Legal Proceedings.")

     Settlement liabilities related to the DOJ investigation and other related matters consist of the following (in thousands):

                                                 As of               As of               As of
                                             September 30,       December 31,        September 30,
                                                 2002                2001                2001
                                            ---------------     --------------      ---------------
     CURRENT:
     European Commission fine               $        20,072     $            -      $             -
     U.S. Antitrust Litigation                        7,600                  -                    -
     Antitrust fine (net)                             5,835              2,979                2,917
     Amazon settlement (net)                              -                  -                2,328
                                            ---------------     --------------      ---------------
        Sub-total                                    33,507              2,979                5,245
                                            ---------------     --------------      ---------------

     LONG-TERM:
     U.S. Antitrust Litigation                       42,400             50,000               50,000
     Antitrust fine (net)                            26,756             30,643               30,044
     Amazon settlement (net)                              -                  -                4,022
                                            ---------------     --------------      ---------------
        Sub-total                                    69,156             80,643               84,066
                                            ---------------     --------------      ---------------

     Total                                  $       102,663     $       83,622      $        89,311
                                            ===============     ==============      ===============

     The settlement liability for the U.S. Antitrust Litigation relates to the vendor's commission discount certificates (the "Discount Certificates") that will be distributed as part of the U.S. Antitrust Litigation settlement. The Discount Certificates will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash at the end of four years. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that is recorded in the Company's Consolidated Balance Sheets within the current and long-term settlement liabilities. The current portion of the liability for the Discount Certificates is based on management's estimate of redemptions expected during the twelve-month period after the balance sheet date. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs during the second quarter of 2003.

     The Company expects to incur administrative costs for printing and issuing the Discount Certificates, as well as for processing any redemptions of the Discount Certificates. These costs have not been expensed because they are currently not reasonably estimatable due to continuing negotiations with the potential Discount Certificate administrator.

     Amounts charged to the Company's settlement liabilities related to the DOJ investigation and other related matters during the nine months ended September 30, 2002 were as follows (in thousands):

                                                U.S.            Antitrust          European
                                              Antitrust           Fine            Commission
                                             Litigation           (net)              Fine              Total
                                           -------------       -----------       -------------      -----------
     Liability
     at January 1, 2002                    $      50,000       $    33,622       $           -      $    83,622
     Cash payment to DOJ                               -            (3,000)                  -           (3,000)
     Amortization of discount                          -             1,969                   -            1,969
     European Commission fine                          -                 -              20,072           20,072
                                           -------------       -----------       -------------      -----------
     Liability at
     September 30, 2002                    $      50,000       $    32,591       $      20,072      $   102,663
                                           =============       ===========       =============      ===========

10.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS - In conjunction with its retention programs (see Note 11), the Company entered into employment agreements with a group of certain key employees, which expire at various dates through December 31, 2003. Such agreements provide, among other benefits, for minimum salary levels and incentive bonuses which are payable if specified Company and individual goals are attained, as well as cash awards in conjunction with the Company's retention programs. The aggregate commitment for future salaries at September 30, 2002, excluding incentive bonuses and cash awards in conjunction with the Company's retention programs, was approximately $2.4 million.

     LEGAL ACTIONS - One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and is seeking approximately $20 million in damages. The parties have agreed to enter into non-binding mediation to attempt to resolve this claim, and the mediation process is underway. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim; however, the amount of any potential loss is not currently estimatable.

     On January 30, 2001, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the International Antitrust Litigation (as defined in Part II, Item 1 "Legal Proceedings"). Plaintiffs appealed the court's decision to the United States Court of Appeals for the Second Circuit. On March 13, 2002, the Second Circuit Court of Appeals reversed the District Court's ruling that it lacked jurisdiction over auctions held by the Company, its subsidiaries and Christie's outside of the United States and remanded the case to the District Court to consider whether the International Antitrust Litigation should be dismissed on other grounds. The Company and Christie's have filed a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. (See Part II, Item 1 "Legal Proceedings" for further information regarding the International Antitrust Litigation.)

     The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business or financial condition.

     LENDING AND OTHER CONTINGENCIES - The Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note 4). However, potential consignor advances related to such arrangements are subject to certain limitations and conditions. Unfunded commitments to extend additional credit were approximately $12.5 million at September 30, 2002.

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee or if the property does not sell, the amount of the guarantee must be paid. At November 13, 2002, the Company had outstanding guarantees totaling approximately $9.0 million. This outstanding guarantee amount consists of approximately $15.4 million in gross auction guarantees less partner shares and prefunded amounts and covers auction property having a mid-estimate sales price of approximately $20.4 million. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guaranteed amount prior to the auction. As of November 13, 2002, $2.5 million had been funded in connection with outstanding guarantees.

     In the opinion of management, the contingencies described here in Note 10 and in Note 9 are not currently expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the exception of the resolution of the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation, and the possible exception of the cash redemption of any unused Discount Certificates (see Note 9), the administrative costs for printing and issuing the Discount Certificates (see Note 9), as well as the administrative costs for processing any redemptions of the Discount Certificates (see Note 9) and the resolution of the International Antitrust Litigation.

     (See Notes 9 and 11 for other commitments and contingencies.)

11.  RETENTION PROGRAMS

     The Company maintains retention programs that provide cash awards for the retention of a group of key employees. Employees granted such cash awards will receive cash payments upon fulfillment of full-time employment through certain dates in 2002 and 2003. An employee granted a cash award who leaves the Company prior to such date will, generally, forfeit his or her right to payment. Under the retention programs, up to $4.0 million is payable in December 2002, up to $12.3 million is payable in January 2003, up to $0.2 million is payable in March 2003, up to $0.1 million is payable in April 2003 and up to $3.0 million is payable in December 2003.

     The group of key employees granted such awards received cash payments of approximately $28.7 million during the nine months ended September 30, 2002 upon the fulfillment of full-time employment through certain dates.

     All amounts related to the retention programs discussed above are being amortized over the contractual service period. For the three months ended September 30, 2002 and 2001, the Company recorded charges of $5.8 million and $5.0 million, respectively, related to its retention programs. For the nine months ended September 30,

     2002 and 2001, the Company recorded charges of $18.3 million and $13.7 million, respectively, related to its retention programs.

     (See Note 13, Related Party Transactions.)

12.  NET RESTRUCTURING CHARGES

     The Company recorded the following amounts related to the restructuring plans described below during the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                          Three Months Ended                  Nine Months Ended
                                             September 30,                       September 30,
                                     -----------------------------      ------------------------------
                                         2002             2001              2002              2001
                                     ------------     ------------      -------------     ------------
     1998 Restructuring Plan         $          -     $          -      $           -     $       (660)
     2000 Restructuring Plan                 (213)            (730)            (1,024)            (730)
     2001 Restructuring Plan                  115            9,094               (509)           9,094
                                     ------------     ------------      -------------     ------------
     Total                           $        (98)    $      8,364      $      (1,533)    $      7,704
                                     ============     ============      =============     ============

     1998 RESTRUCTURING PLAN

     During the second quarter of 2001, the Company reversed the remaining 1998 restructuring liability related to the consolidation and integration of its New York operations into the York Property. As the consolidation and integration was completed in the second quarter of 2001, the Company determined that this liability was no longer necessary.

     2000 RESTRUCTURING PLAN

     During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Company's Auction segment in December 2000. The liability related to the 2000 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through September 30, 2002 were as follows (in thousands):

                                          Severance          Lease and
                                             and              Contract
                                         Termination        Termination            Asset            Other
                                           Benefits            Costs             Provisions         Costs            Total
                                       ---------------     --------------      --------------     ----------      ----------
     2000 Provision                    $         7,127     $        1,117      $        3,844     $      546      $   12,634
     Asset write-offs                                -                  -              (3,844)             -          (3,844)
                                       ---------------     --------------      --------------     ----------      ----------
     Liability at
     December 31, 2000                           7,127              1,117                   -            546           8,790
     Cash payments                              (5,389)              (323)                  -           (243)         (5,955)
     Reversal of liability                        (589)               (42)                  -            (99)           (730)
     Foreign exchange impact                       (34)               (11)                  -             (3)            (48)
                                       ---------------     --------------      --------------     ----------      ----------
     Liability at
     December 31, 2001                           1,115                741                   -            201           2,057
     Cash payments                                (336)              (328)                  -           (119)           (783)
     Reversal of liability                        (440)              (371)                  -              -            (811)
     Foreign exchange impact                        14                 (2)                  -              2              14
                                       ---------------     --------------      --------------     ----------      ----------
     Liability at
     September 30, 2002                $           353      $          40      $            -     $       84      $      477
                                       ===============     ==============      ==============     ==========      ==========

     For the three months ended September 30, 2002, the Company recorded a favorable adjustment of $0.2 million to restructuring charges resulting from the final sale of assets related to certain activities that were exited in conjunction with the 2000 Restructuring Plan.

     For the nine months ended September 30, 2002, the Company recorded a favorable adjustment of $1.0 million to restructuring charges primarily due to the reversal of a portion of the remaining liability related to the 2000 Restructuring Plan that was no longer necessary.

     The remaining cash expenditures related to the 2000 Restructuring Plan, expected to be approximately $0.5 million, are expected to be substantially paid by the end of 2002.

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

     The liability related to the 2001 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through September 30, 2002 were as follows (in thousands):

                                          Severance
                                             and               Contract
                                         Termination         Termination           Asset            Other
                                           Benefits             Costs            Provisions         Costs           Total
                                       ---------------      -------------      --------------     ----------      ----------
     2001 Provision                    $         6,048      $       5,385      $        6,327     $      449      $   18,209
     Asset write-offs                                -                  -              (5,890)             -          (5,890)
     Cash payments                              (1,229)            (5,235)                  -           (160)         (6,624)
     Reversal of liability                        (187)              (100)                  -              -            (287)
     Foreign exchange impact                       (35)                 -                   -             (4)            (39)
                                       ---------------      -------------      --------------     ----------      ----------
     Liability at
     December 31, 2001                           4,597                 50                 437            285           5,369
     2002 Provision                                210                  -                   -              -             210
     Cash payments                              (1,799)                 -                   -           (132)         (1,931)
     Asset write-offs                                -                  -                (437)             -            (437)
     Reversal of liability                        (795)               (50)                  -            (64)           (909)
     Foreign exchange impact                       104                  -                   -              5             109
                                       ---------------      -------------      --------------     ----------      ----------
     Liability at
     September 30, 2002                $         2,317      $           -      $            -     $       94      $    2,411
                                       ===============      =============      ==============     ==========      ==========

     For the three months ended September 30, 2002, the Company recorded an unfavorable adjustment of $0.1 million to restructuring charges primarily resulting from the final sale of the Chicago auction salesroom in conjunction with the 2001 Restructuring Plan.

     For the nine months ended September 30, 2002, the Company recorded a favorable adjustment of $0.5 million to restructuring charges primarily due to the reversal of $0.9 million of the remaining liability related to the 2001 Restructuring Plan that was no longer necessary. This favorable adjustment was partially offset by $0.2 million in severance and termination benefits recorded during the first quarter of 2002, as well as an unfavorable adjustment related to the sale of the Chicago auction salesroom.

     The remaining cash expenditures related to the 2001 Restructuring Plan are expected to be approximately $2.4 million, of which one payment of approximately $0.8 million was made on October 1, 2002. All other cash expenditures are expected to be substantially paid by the end of 2002.

13.  RELATED PARTY TRANSACTIONS

     For the nine months ended September 30, 2002 and 2001, the Company recognized approximately $0.6 million and $3.0 million, respectively, of auction commission revenue related to transactions with related parties.

     Approximately $9.6 million of the cash retention awards remaining to be paid by the Company is guaranteed by A. Alfred Taubman, a principal shareholder of the Company. (See Note 11 for additional information on the Company's retention programs.)

14.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged.

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

AUCTION SALES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 - The aggregate hammer price of property sold at auction by the Company ("Auction Sales"), which includes buyer's premium, totaled $208.6 million for the three months ended September 30, 2002, an increase of 79% compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, Auction Sales increased 65%. The increase in Auction Sales reflects a 20% increase in the number of lots sold in the third quarter of 2002 when compared to the same period in 2001, as well as a 37% increase in the average selling price per lot sold.

As discussed below, Auction Sales for the third quarter of 2002 include the sale of Rubens' "The Massacre of the Innocents" for $77 million. Excluding the Rubens sale and the impact of favorable foreign currency translations, Auction Sales decreased 1% when compared to the same period in 2001. This decrease in Auction Sales reflects an 18% decrease in the average selling price per lot sold in the third quarter of 2002 when compared to the same period in 2001, partially offset by a 20% increase in the number of lots sold.

The following is a geographical breakdown of Auction Sales for the three months ended September 30, 2002 and 2001 (in thousands):

                            Three Months Ended
                               September 30,
                      --------------------------------
                           2002              2001
                      --------------    --------------
North America         $       22,539    $       14,297
Europe                       179,423            91,439
Asia                           6,588            10,956
                      --------------    --------------
Total                 $      208,550    $      116,692
                      ==============    ==============

Auction Sales in North America increased $8.2 million, or 58%, for the three months ended September 30, 2002 when compared to the same period in 2001. The increase in North America was primarily the result of the July 2002 sale of The 1933 Double Eagle Coin for $7.6 million for which there was no comparable sale in the third quarter of 2001. Also favorably impacting the comparison to the prior year is the timing of the Asia Week sales. Such sales, which took place in September in 2002 and resulted in $4.9 million in Auction Sales, were held in the fourth quarter in 2001 as a result of the September 11th terrorist attacks. These increases were partially offset by a change in the timing between 2001 and 2002 of certain sales in the autumn auction season from the third quarter to the fourth quarter. Also unfavorably impacting the comparison to the prior year is the closure of the Chicago auction salesroom in the third quarter of 2001 as part of the 2001 Restructuring Plan (see Note 12 of Notes to Consolidated Financial Statements). During the third quarter of 2001, the Chicago auction salesroom generated approximately $1.6 million in Auction Sales.

Auction Sales in Europe increased $88.0 million, or 96%, for the three months ended September 30, 2002 when compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, Auction Sales in Europe increased 79%. The increase in Europe was primarily the result of the successful July 2002 Old Master Paintings sale in London, which included the sale of Rubens' "The Massacre of the Innocents" for $77 million.

Auction Sales in Asia decreased $4.4 million, or 40%, for the three months ended September 30, 2002 when compared to the same period in 2001. The decrease in Asia was primarily due to the timing of the sales of Tribal Art, which occurred in the second quarter of 2002 as opposed to the third quarter of 2001, and Southeast Asian Paintings, which occurred in October 2002 as opposed to the third quarter of 2001. For the three months ended September 30, 2002, Auction Sales in Asia were not materially affected by the translation to U.S. Dollars.

AUCTION SALES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 - For the nine months ended September 30, 2002, Auction Sales totaled $1.1 billion, an increase of 2% compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, Auction Sales were essentially unchanged when compared to the prior year. Worldwide Auction Sales for the first nine months of 2002 reflects a 15% decrease in the number of lots sold when compared to the same period in 2001, offset by an 18% increase in the average selling price per lot sold.

As previously discussed, Auction Sales for the nine months ended September 30, 2002 include the sale of Rubens' "The Massacre of the Innocents" for $77 million. Excluding the Rubens sale and the impact of favorable foreign currency translations, Auction Sales decreased 8% when compared to the same period in 2001. This decrease in Auction Sales reflects a 15% decrease in the number of lots sold when compared to the same period in 2001, partially offset by a 9% increase in the average selling price per lot sold.

The following is a geographical breakdown of Auction Sales for the nine months ended September 30, 2002 and 2001 (in thousands):

                              Nine Months Ended
                                September 30,
                      --------------------------------
                           2002              2001
                      --------------    --------------
North America         $      486,049    $      536,704
Europe                       542,246           472,109
Asia                          54,310            50,813
                      --------------    --------------
Total                 $    1,082,605    $    1,059,626
                      ==============    ==============

Auction Sales in North America decreased $50.7 million, or 9%, for the nine months ended September 30, 2002 when compared to the same period in 2001. The decrease in North America was primarily the result of a $65.4 million, or 54%, decrease in Auction Sales attributable to single-owner collections. Specifically, the first nine months of 2001 included the single-owner sale of Works from the Collection of Stanley J. Seeger for which there was no comparable sale in the first nine months of 2002. Also unfavorably impacting the comparison to the prior year are decreased sales of Old Master Paintings, Jewelry and Contemporary Art. These decreases were partially offset by increased sales of Impressionist Art and American Paintings.

Auction Sales in Europe increased $70.1 million, or 15%, for the nine months ended September 30, 2002 when compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, Auction Sales in Europe increased 9%. The increase in Europe was primarily the result of the successful July 2002 Old Master Paintings sale in London, which included the sale of Rubens' "The Massacre of the Innocents" for $77 million, as well as better results from the spring Impressionist and Contemporary sales. These increases were partially offset by decreased jewelry sales in Switzerland and lower sales of British Pictures, as well as reduced results in the winter Impressionist sales.

Auction Sales in Asia increased $3.5 million, or 7%, for the nine months ended September 30, 2002 when compared to the same period in 2001. The increase in Asia was primarily due to the successful spring sales in Hong Kong of Chinese Ceramics and Western Jewelry partially offset by the timing of the Southeast Asian Paintings sale, which occurred in the fourth quarter of 2002 as opposed to the third quarter of 2001. For the nine months ended September 30, 2002, Auction Sales in Asia were not materially affected by the translation to U.S. Dollars.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 - Note 3 of Notes to Consolidated Financial Statements ("Segment Reporting") should be read in conjunction with this discussion.

Worldwide auction and related revenues increased $10.8 million, or 43%, for the three months ended September 30, 2002 when compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, worldwide auction and related revenues increased 32%. This increase was principally due to approximately $9 million in auction commissions earned from the sale of Rubens' "The Massacre of the Innocents," as discussed above.

Worldwide auction and related revenues decreased $2.2 million, or 1%, for the nine months ended September 30, 2002 when compared to the same period in 2001. Excluding the impact of favorable foreign currency translations, worldwide auction and related revenues decreased 4%. Excluding auction commissions attributable to the Rubens sale discussed above and the impact of favorable foreign currency translations, worldwide auction and related revenues decreased 8%. This decrease was primarily due to lower buyer's premium and seller's commission revenues principally resulting from decreased Auction Sales. Also unfavorably impacting the comparison to the prior year are lower private treaty revenues, as well as margin erosion primarily resulting from the competitive environment for consignments (as discussed below) and commissions shared with partners who participated in the Company's auction guarantee transactions (see Note 10 of Notes to Consolidated Financial Statements) in order to reduce the Company's principal risk. These decreases were partially offset by the favorable impact of the new buyer's premium rate structure that became effective on April 1, 2002, as well as increased principal activities primarily due to successful auction guarantees in the spring Impressionist and Contemporary sales in New York.

Other revenues decreased $0.8 million, or 6%, for the three months ended September 30, 2002 when compared to the same period in 2001. The decrease was principally due to a $0.5 million, or 23%, decrease in revenues from the Finance segment primarily due to a lower average loan portfolio balance and lower interest rates. For the three months ended September 30, 2002, other revenues were not materially affected by the translation to U.S. Dollars.

Other revenues decreased $2.2 million, or 6%, for the nine months ended September 30, 2002 when compared to the same period in 2001. The decrease was primarily due to a $4.9 million, or 52%, decrease in revenues from the Finance segment partially offset by a $3.0 million, or 12%, increase in revenues from the Real Estate segment. The decrease in Finance revenues was primarily due to a lower average loan portfolio balance and lower interest rates. The increase in Real Estate revenues was primarily due to higher sales volume principally resulting from a 20% increase in unit sales. For the nine months ended
September 30, 2002, other revenues were not materially affected by the translation to U.S. Dollars.

Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) decreased $1.0 million, or 13%, for the three months ended September 30, 2002 when compared to the same period in 2001. Excluding the impact of unfavorable foreign currency translations, direct costs of services decreased 17%. This decrease was primarily due to savings in marketing expenses and other auction direct costs principally resulting from the Company's restructuring plans (as discussed below and in Note 12 of Notes to Consolidated Financial Statements) and other cost containment efforts.

Direct costs of services decreased $8.2 million, or 19%, for the nine months ended September 30, 2002 when compared to the same period in 2001. Excluding the impact of unfavorable foreign currency translations, direct costs of services decreased 20%. This decrease was due in part to a $2.4 million reduction in catalogue production costs primarily resulting from the Company's use of digital photography and other catalogue savings initiatives, as well as the decrease in the number of lots sold at auction when compared to the prior period, as discussed above. Additionally, results for the nine months ended September 30, 2002 reflect savings in marketing expenses and other auction direct costs principally resulting from the Company's restructuring plans (as discussed below and in Note 12 of Notes to Consolidated Financial Statements) and other cost containment efforts.

Salaries and related costs decreased $0.6 million, or 2%, and $7.7 million, or 7%, for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001. Excluding the impact of unfavorable foreign currency translations, salaries and related costs decreased 5% and 8%, respectively, for those periods. These decreases were primarily due to savings achieved in the Auction segment as a result of the Company's restructuring plans and other cost containment efforts. Additionally, results for the three and nine months ended September 30, 2002 reflect reduced salaries and related costs as a result of the capitalization of costs associated with computer software developed or obtained for internal use. Such capitalized costs totaled $1.0 million and $1.4 million for the three and nine months ended September 30, 2002, respectively. The comparison to the prior periods is unfavorably influenced by the reversal in the third quarter of 2001 of a $0.8 million accrual that was no longer necessary as a result of favorable changes in circumstances for which there was no comparable event in 2002.

General and administrative expenses increased $2.6 million, or 12%, for the three months ended September 30, 2002 when compared to the same period in 2001. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses increased 8%. The comparison to the prior year is unfavorably influenced by the reversal in August 2001 of a $1.6 million bad debt accrual that was no longer required as a result of a settlement related to a past due receivable for which there was no comparable event in the current period. Additionally, results for the third quarter of 2002 reflect increased insurance costs principally in the Auction segment, as well as higher professional fees. These unfavorable variances were partially offset by savings in travel and entertainment expenses primarily as a result of the Company's restructuring plans and other cost containment efforts.

General and administrative expenses were relatively unchanged for the nine months ended September 30, 2002 when compared to the same period in 2001. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses decreased 1% principally due to savings in travel and entertainment expenses, professional fees and telecommunication costs primarily as a result of the Company's restructuring plans and other cost containment efforts. Also favorably influencing the comparison to the prior year is the reversal in the second quarter of 2002 of a $1.1 million bad debt accrual that was no longer necessary due to the collection of the related client receivable balance. These favorable variances were partially offset by increased insurance costs principally in the Auction segment and the reversal of approximately $2.0 million of accruals in the second quarter of 2001 due to positive changes in circumstances for which there was no comparable event in the current period. The comparison to the prior year is also unfavorably influenced by the reversal in August 2001 of a $1.6 million bad debt accrual that was no longer required as a result of a settlement related to a past due receivable.

Depreciation and amortization expense decreased 4% for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001. Excluding the impact of unfavorable foreign currency translations, depreciation and amortization expense decreased 6% and 5%, respectively, for those periods. These decreases were primarily attributable to lower depreciation expense due to the write-off of computer hardware and software in the fourth quarter of 2001 as a result of the Company's strategic alliance with eBay, Inc., as well as the ceasing of goodwill amortization as a result of the adoption of SFAS No. 142 on January 1, 2002 (see Note 5 of Notes to Consolidated Financial Statements). These decreases were partially offset by the incremental depreciation and amortization expense associated with capital projects placed in service subsequent to the third quarter of 2001. Additionally, results for the nine months ended September 30, 2002 are unfavorably impacted by depreciation expense associated with the final phase of the York Property, which was placed in service in April 2001.

INTERNET RELATED OPERATING EXPENSES - Internet related operating expenses totaled $1.6 million and $7.4 million for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, total Internet related operating expenses were $4.5 million and $18.7 million, respectively. These significant decreases were principally due to savings achieved in salaries and related costs, general and administrative expenses and marketing costs as a result of the Company's restructuring plans and other cost containment efforts.

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

SPECIAL CHARGES - See Note 9 of Notes to Consolidated Financial Statements for information on special charges.

NET INTEREST EXPENSE - Net interest expense decreased $0.3 million and $0.9 million for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001. These decreases were partially due to lower interest expense resulting from a lower average cost of borrowing related to the Company's Amended and Restated Credit Agreement (see Note 6 of Notes to Consolidated Financial Statements), as well as lower outstanding borrowings. The decrease in interest expense was partially offset by lower interest income primarily due to decreased cash balances, lower interest rates and a reduction in amounts earned from overdue client receivable balances.

INCOME TAX BENEFIT - The consolidated effective tax benefit rate was 23% and 25% for the three and nine months ended September 30, 2002, respectively, compared to 38% for the same periods in 2001. The decrease in the effective tax benefit rate when compared to the prior year is primarily due to the fact that the fine payable to the European Commission (see Note 9 of Notes to Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings") is not tax deductible.

NET LOSS AND LOSS PER SHARE - For the three months ended September 30, 2002, net loss increased to ($43.0) million from ($33.1) million for the same period in 2001. Diluted loss per share for the three months ended September 30, 2002 increased to ($0.70) from ($0.54) for the same period in 2001. The impact on diluted loss per share of the special charges related to the DOJ investigation and other related matters (see Note 9 of Notes to Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings") was ($0.34) and ($0.01) for the three months ended September 30, 2002 and 2001, respectively. The impact on diluted loss per share related to the Company's Internet operating loss was ($0.01) and ($0.04) for the three months ended September 30, 2002 and 2001, respectively.

For the nine months ended September 30, 2002, net loss increased to ($48.2) million from ($41.3) million for the same period in 2001. Diluted loss per share for the nine months ended September 30, 2002 increased to ($0.78) from ($0.68) for the same period in 2001. The impact on diluted loss per share of the special charges related to the DOJ investigation and other related matters (see Note 9 of Notes to Consolidated Financial Statements and Part II, Item 1 "Legal

Proceedings") was ($0.32) and ($0.03) for the nine months ended September 30, 2002 and 2001, respectively. The impact on diluted loss per share related to the Company's Internet operating loss was ($0.03) and ($0.14) for the nine months ended September 30, 2002 and 2001, respectively.

BUSINESS ENVIRONMENT - The business environment in the art market continues to be difficult and the Company continues to face intense competition for consignments, particularly from its traditional competitor, Christie's. As a result of the competition for consignments, the Company has experienced a decrease in seller's commission revenue as a percentage of Auction Sales, as well as an increase in shared and introductory auction commissions during the current period. The Company currently believes that this business environment may continue and, as a result, may adversely impact future results of operations. (See statement on Forward Looking Statements.)

Additionally, for the nine months ended September 30, 2002, the Company experienced margin erosion partially due to commissions shared with partners who participated in the Company's auction guarantee transactions (see Note 10 of Notes to Consolidated Financial Statements) in order to reduce the Company's principal risk. The Company has entered into shared commission transactions for certain auctions occurring durring the fourth quarter of 2002.

OTHER MATTERS - As a result of the competitive environment discussed above and the current economic environment, as well as management's continued focus on improving profitability, the Company is currently assessing all aspects of its business and is developing plans to improve profitability through further cost reductions and other strategic actions. As such, the Company may record a restructuring charge in the fourth quarter of 2002 or the first quarter of 2003. (See statement on Forward Looking Statements.)

CONTINGENCIES - See Notes 9 and 10 of Notes to Consolidated Financial Statements for information on contingencies. (See statement on Forward Looking Statements.)

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2002 - For the nine months ended September 30, 2002, total cash and cash equivalents decreased $85.9 million from December 31, 2001 primarily due to the factors discussed below.

Net cash used by operations was $76.2 million for the nine months ended September 30, 2002 and was largely the result of a net loss from operations, as well as approximately $28.7 million of retention payments to key employees (see
Note 11 of Notes to Consolidated Financial Statements) and the payment of approximately $12.3 million into an escrow account established for the benefit of a consignor, which is recorded within prepaid expenses and other current assets in the Company's Consolidated Balance Sheet at September 30, 2002.

Net cash used by investing activities was $33.3 million for the nine months ended September 30, 2002 and was primarily due to the funding of new client loans and auction guarantees. These investing cash outflows were partially offset by the collection of maturing client loans.

Net cash provided by financing activities was $22.2 million for the nine months ended September 30, 2002 and was primarily the result of $80 million in borrowings under the Revolving Facility of the Amended and Restated Credit Agreement. These financing cash inflows were partially offset by the repayment in August 2002 of $30 million in borrowings under the Term Facility of the Amended and Restated Credit Agreement and the repayment of $30 million in borrowings under the Revolving Facility.

COMMITMENTS AS OF SEPTEMBER 30, 2002 - The table below summarizes the Company's material contractual obligations and commitments as of September 30, 2002.

                                                                                 Payments Due by Period
                                                      ----------------------------------------------------------------------------
                                                                          Less
                                                                          Than          1 to 3          3 to 5           After
                                                          Total         One Year         Years           Years          5 Years
                                                      -------------   -------------  -------------   -------------   -------------
                                                                                 (Thousands of dollars)
  Principal payments on borrowings:
     Short-term borrowings - principal(1)             $     150,000   $     150,000  $           -   $           -   $           -
     Long-term debt - principal(2)                          100,000               -              -               -         100,000
                                                      -------------   -------------  -------------   -------------   -------------
       Sub-total                                            250,000         150,000              -               -         100,000
                                                      -------------   -------------  -------------   -------------   -------------
  Interest payments on borrowings:
     Short-term borrowings - interest(1)                      3,026           3,026              -               -               -
     Long-term debt - interest(2)                            44,116           6,875         13,750          13,750           9,741
                                                      -------------   -------------  -------------   -------------   -------------
       Sub-total                                             47,142           9,901         13,750          13,750           9,741
                                                      -------------   -------------  -------------   -------------   -------------
  Other commitments:
     Operating lease obligations                            128,059          15,854         26,945          23,342          61,918
     Retention programs(3)                                   19,600          16,600          3,000               -               -
     Antitrust fine(4)                                       39,000           6,000         18,000          15,000               -
     European Commission fine(4)                             20,072          20,072              -               -               -
     Guarantees to consignors(5)                             56,568          56,568              -               -               -
     Employment agreements(6)                                 2,440           2,227            213               -               -
                                                      -------------   -------------  -------------   -------------   -------------
       Sub-total                                            265,739         117,321         48,158          38,342          61,918
                                                      -------------   -------------  -------------   -------------   -------------
         Total                                        $     562,881   $     277,222  $      61,908   $      52,092   $     171,659
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

  (3)   See Note 11 of Notes to Consolidated Financial Statements.

  (4)   See Part II, Item 1 "Legal Proceedings."

  (5) On certain occasions, the Company guarantees to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property does not sell, the amount of the guarantee must be paid). The amount disclosed in the commitments chart above consists of approximately $102 million in gross auction guarantees less partner shares and prefunded amounts. (See Note 10 of Notes to Consolidated Financial Statements.)

  (6) Represents the aggregate commitment for future salaries related to employment agreements with certain key employees, excluding incentive bonuses and awards in conjunction with the Company's retention programs. (See Note 10 of Notes to Consolidated Financial Statements.)

The Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 9 of Notes to Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings") will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash at the end of four years. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that is recorded in the Company's Consolidated Balance Sheets within the short-term and long-term settlement liabilities. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs during the second quarter of 2003.

Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $12.5 million as of September 30, 2002. (See Notes 4 and 10 of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES - The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements.

In July 2002, the Company extended the maturity date of the Revolving Facility under the Amended and Restated Credit Agreement from July 10, 2002 to August 11, 2002 and reduced the borrowing capacity from $120 million to $100 million. In August 2002, the maturity date of the Revolving Facility was extended to February 11, 2003.

In August 2002, the maturity date of the Term Facility under the Amended and Restated Credit Agreement was extended from August 11, 2002 to February 11, 2003 and the borrowing capacity was reduced from $130 million to $100 million.

The Company paid fees of $2.0 million in connection with the August 2002 extension of the Amended and Restated Credit Agreement, which are being amortized to interest expense over the extended term of the agreement.

The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries, including a mortgage on the York Property. In addition, any borrowings by the Company's U.K. affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes. Borrowings under the Term Facility bear interest equal to LIBOR plus 3.5%. Borrowings under the Revolving Facility generally bear interest equal to: (i) LIBOR plus 3.5% or
(ii) the Prime Rate plus 2.5%. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of September 30, 2002.

The Company currently believes that operating cash flows, current cash balances, and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements through February 11, 2003. Such operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan program and capital expenditures, as well as the European Commission fine (see Part II, Item 1 "Legal Proceedings"), payments due in December 2002 and January 2003 under the Company's retention programs

(see Note 11 of Notes to Consolidated Financial Statements), the payment due on February 6, 2003 under the Company's Antitrust fine (see Part II, Item 1 "Legal Proceedings") and the interest payment due on February 1, 2003 related to the Company's long-term debt securities (see Note 6 of Notes to Consolidated Financial Statements).

As discussed above, the Term Facility and Revolving Facility under the Company's Amended and Restated Credit Agreement are available through February 11, 2003. On this date, the Term Facility and the Revolving Facility will expire and any outstanding borrowings will be due and payable to the Company's existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements, as well as to fund the long-term commitments detailed above including the remaining payments due under the Company's Antitrust fine (see Part II, Item 1 "Legal Proceedings"), the redemption of Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 10 of Notes to Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings"), payments due under the Company's retention programs (see Note 11 of Notes to Consolidated Financial Statements) and interest payments related to the Company's long-term debt securities (see Note 6 of Notes to Consolidated Financial Statements), additional funding will be necessary to supplement operating cash flows.

As previously disclosed, management has been exploring a sale-leaseback transaction involving the York Property as a means of additional funding and is currently focusing on such a transaction. It is management's intention that any such sale-leaseback transaction would be done in conjunction with an extension, amendment or refinancing of the Revolving Facility under the Amended and Restated Credit Agreement. A portion of the proceeds from a sale-leaseback transaction would be used to repay the outstanding borrowings under the Term Facility due on February 11, 2003. Any remaining proceeds, together with amounts available under an extended, amended, or refinanced Revolving Facility, would be available for the Company's other funding needs described above. If consummated, management currently believes that a sale-leaseback transaction in conjunction with an extension, amendment or refinancing of the Revolving Facility under the Amended and Restated Credit Agreement would be in place by February 11, 2003 and would be priced at market rates that reflect the Company's current credit rating.

Management currently believes that there are other potential financing options that may be available to the Company as an alternative to a sale-leaseback transaction including an extension, amendment or refinancing of both the Term Facility and the Revolving Facility under the Amended and Restated Credit Agreement, as well as any one or a combination of one or more of the following in conjunction with an extension, amendment or refinancing of the Revolving Facility under the Amended and Restated Credit Agreement: a long-term mortgage on the York Property, the sale of certain other corporate assets or operating units, or the collection of client loans. If necessary, management would also explore other financing options such as the issuance of various types of debt instruments with varying maturities, including convertible debt, and the issuance of additional equity securities. However, there can be no assurances that the Company would be successful in securing funding from one of the options outlined above and some of the above alternatives might come at a high cost or could limit the Company's operating flexibility. Additionally, any convertible debt or equity security issuance may be dilutive.

On June 3, 2002, A. Alfred Taubman, the controlling shareholder of the Company, filed with the SEC an amended Schedule 13D in which he announced his intention to work in cooperation with the Company to explore a possible sale or merger of the Company or the sale of his stake in the Company (a "Transaction"). Management believes that, if a sale or merger is consummated by February 11, 2003, any new controlling shareholder would provide, arrange or facilitate the financing necessary to conduct the Company's business.

If the Company were unable to secure adequate long-term funding or satisfy its liquidity needs through a sale-leaseback transaction in conjunction with an extension, amendment or refinancing of the Revolving Facility under the Amended and Restated Credit Agreement or pursuant to one of the other options stated above, or in conjunction with a Transaction, prior to the expiration of the Amended and Restated Credit Agreement, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or ability to operate.

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

  (10)  The supply and demand for luxury residential real estate;

  (11) The outcome of the process currently underway regarding a possible sale or merger of the Company or sale of A. Alfred Taubman's stake in the Company;

  (12) The final resolution of various antitrust matters including the ultimate outcome of the International Antitrust Litigation and the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation and

  (13) The Company's ability to secure adequate financing subsequent to February 11, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS - See Note 14 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES -- The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes the following critical accounting policies and estimates significantly affect the amounts recorded in its Consolidated Financial
Statements:

 (1) The Company maintains allowances for doubtful accounts primarily related to auction accounts receivable. Such allowances are established for specific accounts receivable balances that management believes may not be collectible. A reserve is also established for probable losses inherent in the remainder of the accounts receivable balance based on historical collections data. If the financial condition of the Company's clients were to deteriorate, additional allowances would be required. (See Note 4 of Notes to Consolidated Financial Statements.)

 (2) The Company maintains allowances for credit losses related to its client loan portfolio. Secured loans which may not be collectible are analyzed based on the current estimated realizable value of the collateral securing each loan. The Company establishes reserves for such secured loans that management believes are under-collateralized, and with respect to which, the under-collateralized amount may not be collectible from the borrower. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. (See Note 4 of Notes to Consolidated Financial Statements.)

      Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan. A reserve is established for probable losses inherent in the remainder of the loan portfolio based on historical data and current market conditions. If the financial condition of the Company's clients were to deteriorate, additional allowances would be required. (See
      Note 4 of Notes to Consolidated Financial Statements.)

 (3) The carrying value of the Company's investment in Acquavella Modern Art ("AMA"), which is reflected in Investments in the Company's Consolidated Balance Sheets, is based on management's estimate of the fair value of the underlying inventory of fine art owned by AMA. If the market value of this inventory were to decline, an allowance would be required to reduce the carrying value of the Company's investment in AMA.

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

 (5) Included in the Company's net restructuring charges are estimates for severance and employee termination benefits, as well as for the write-off of certain impaired assets. When actual results differ from the estimates made by management, the Company adjusts the restructuring liability in its Consolidated Financial Statements. Any adjustment impacting earnings is recorded within restructuring charges in the Company's Consolidated Statements of Operations. (See Note 12 of Notes to Consolidated Financial Statements.)

 (6) The Company records a loss contingency if it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The Company bases its estimates for loss contingencies on various assumptions that are believed to be reasonable under the circumstances. When actual results differ from the estimates made by management, the Company adjusts the related liability in its Consolidated Financial Statements. Any adjustment impacting earnings is recorded within the same line item where it was originally recorded in the Company's Consolidated Statements of Operations. (See Notes 9 and 10 of Notes to Consolidated Financial Statements.)

 (7) The Company's pension obligations under its U.K. defined benefit plan are dependent on assumptions used in calculating such amounts. These assumptions include the discount rate, the expected return on plan assets, future compensation increases, and other factors. In accordance with accounting principles generally accepted in the U.S., actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension obligations and future expense.

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

  (3)   The effects of market risk and

  (4)   The successful implementation of the Company's restructuring plans.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, consignor advances, short-term borrowings and long-term debt. At September 30, 2002, a hypothetical 10% strengthening or weakening of the United States dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $3.3 million. Excluding the potential impact of this hypothetical strengthening or weakening of the United States dollar, the market risk of the Company's financial instruments has not changed significantly as of September 30, 2002 from that set forth in the Company's Form 10-K for the year ended December 31, 2001.

At September 30, 2002, the Company had $42.0 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company's Consolidated Balance Sheet at September 30, 2002 includes an asset of approximately $0.1 million recorded within other current assets reflecting the fair value of the Company's forward exchange contracts. See Note 7 of Notes to Consolidated Financial Statements for additional information on the Company's use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. At September 30, 2002, all of the Company's forward exchange contracts were with one counterparty.

ITEM 4: CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In April 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC ("Christie's"). The Company has pled guilty to a violation of the United States ("U.S.") antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $6 million of the fine payable to the DOJ in accordance with the plea, and the remaining $39 million of the fine is payable as follows: (a) $6 million due February 6, 2003, (b) $6 million due February 6, 2004, (c) $12 million due February 6, 2005 and (d) $15 million due February 6, 2006. The Canadian Competition Bureau is also conducting an investigation regarding commissions charged by the Company and Christie's for auction services, and the Company is cooperating with this investigation.

The European Commission has been conducting an investigation regarding anti-competitive practices by Christie's and the Company since January 2000. On October 30, 2002, the European Commission issued a decision in which it determined that the Company and Christie's had breached the competition provisions of the Treaty Establishing the European Community by agreeing to fix selling commissions and other trading terms in connection with auctions held in the European Union. Pursuant to this decision, the European Commission imposed a fine of approximately $20.1 million on the Company. The Company is considering with its legal advisers whether to file an appeal of this decision. (See Note 9 of Notes to Consolidated Financial Statements.)

A number of private civil actions, styled as class actions, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere, including actions (the "U.S. Antitrust Litigation") alleging violations of federal antitrust laws in connection with auctions in the United States. In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations (the "Shareholder Litigation"). And a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. The U.S. Antitrust Litigation, the Shareholder Litigation and all of the shareholder derivative suits have been settled pursuant to non-appealable court-approved settlement agreements that have been fully funded or reserved for. (See Note 9 of Notes to Consolidated Financial Statements.)

Under the Settlement Agreement relating to the U.S. Antitrust Litigation, the Company has deposited into an escrow account for the benefit of members of the class (a) $206 million in cash and (b) a global vendor's commission discount certificate with a face value of $62.5 million. The court determined that the $62.5 million face value of the global vendor's commission discount certificate had a fair market value of not less than $50 million. Of these amounts, $156 million in cash was funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. The vendor's commission discount certificates may be used to pay vendor's commissions and certain other sale charges at the Company or Christie's during the five years after their distribution to members of the class and are redeemable for cash at the end of four years.

One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and is seeking approximately $20 million in damages. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim. The parties have agreed to enter into non-binding mediation to attempt to resolve this claim, and the mediation process is underway. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. Christie's was also named as a defendant in these actions along with several current or former directors and/or officers of both the Company and Christie's. The complaints in these actions (the "International Antitrust Litigation") contained allegations identical to the complaints in the U.S. Antitrust Litigation, but were considered separately from the U.S. Antitrust Litigation. On October 30,

2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the U.S. Plaintiffs appealed the court's decision to the U.S. Court of Appeals for the Second Circuit. On March 13, 2002, the Second Circuit Court of Appeals reversed the District Court's ruling that it lacked jurisdiction over auctions held by the Company, its subsidiaries and Christie's outside of the U.S. and remanded the case to the District Court to consider whether the International Antitrust Litigation should be dismissed on other grounds - namely, the plaintiffs' lack of standing or the fact that New York is an improper venue for consideration of this matter. The Company and Christie's have filed a petition for certiorari seeking review of the Court of Appeals' decision by the U.S. Supreme Court.

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

The Company's agreement with A. Alfred Taubman, pursuant to which Mr. Taubman provided certain funding for the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation, also provided for mutual releases by the Company and Mr. Taubman of claims against each other relating to the DOJ investigation and related investigations and civil litigation. In addition, the agreement provides for the Company to bear all liability and to indemnify Mr. Taubman for damages in connection with any civil proceeding relating to any antitrust claim asserted by buyers or sellers at auctions conducted outside of the U.S., including the International Antitrust Litigation, and for legal fees and expenses incurred by Mr. Taubman after April 12, 2001 in connection with any such proceeding.

In the U.K., on June 12, 2002, the Company and Christie's each received a letter of claim from a law firm purporting to be acting on behalf of 41 identified and an unspecified number of unidentified individuals and businesses who sold items at auctions held by the Company and Christie's in London, England, during the period from September 1995 through at least February 7, 2000. The letter of claim was sent in anticipation of possible litigation seeking damages on behalf of the law firm's clients as a result of an alleged anti-competitive agreement between the Company and Christie's relating to sellers' commissions. The Company has requested further information from the law firm regarding the number and identity of its clients and the nature and amounts of their claims. The Company cannot predict at this time whether any legal proceedings will ultimately result from this letter of claim or what the amount of any damages claimed in any such legal proceedings might be.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          10(a) Amendment No. 2 dated as of July 30, 2002 to the Amended and
                Restated Credit Agreement dated as of July 10, 2001 among Sotheby's Holdings, Inc., Sotheby's, Inc., Oatshare Limited, Sotheby's, Sotheby's Global Trading GmbH; the lenders party thereto; and JPMorgan Chase Bank (f/k/a The Chase Manhattan
                Bank)

          10(b) Employment Agreement between Sotheby's Holdings, Inc. and
                Mitchell Zuckerman

          99(a) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99(b) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

          (i) On October 30, 2002, the Company reported on Form 8-K regarding the fine imposed by the European Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SOTHEBY'S HOLDINGS, INC.



                                            By:    /s/ Michael L. Gillis
                                                   ----------------------
                                                   Michael L. Gillis
                                                   Senior Vice President,
                                                   Controller and Chief
                                                   Accounting Officer


                                            Date:  November 13, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William F. Ruprecht, Chief Executive Officer of Sotheby's Holdings, Inc. ("the Company"), certify that:

  (1)   I have reviewed this quarterly report on Form 10-Q of the Company;

  (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       /s/ William F. Ruprecht
       -------------------------

       William F. Ruprecht
       Chief Executive Officer
       Sotheby's Holdings, Inc.
       November 13, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William S. Sheridan, Chief Financial Officer of Sotheby's Holdings, Inc. ("the Company"), certify that:

  (1)   I have reviewed this quarterly report on Form 10-Q of the Company;

  (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       /s/ William S. Sheridan
       -------------------------

       William S. Sheridan
       Chief Financial Officer
       Sotheby's Holdings, Inc.
       November 13, 2002

                                  EXHIBIT INDEX

   Exhibit No.                Description
   -----------                -----------
   10(a)                      Amendment No. 2 dated as of July 30, 2002 to the
                              Amended and Restated Credit Agreement dated as of
                              July 10, 2001 among Sotheby's Holdings, Inc.,
                              Sotheby's, Inc., Oatshare Limited, Sotheby's,
                              Sotheby's Global Trading GmbH; the lenders party
                              thereto; and JPMorgan Chase Bank (f/k/a The Chase
                              Manhattan Bank)

   10(b)                      Employment Agreement between Sotheby's Holdings,
                              Inc. and Mitchell Zuckerman

   99(a) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99(b) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002