Form 10-K
period 2002-12-31
SOTHEBYS HOLDINGS INC
filed 2003-03-17
CIK 823094

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K
   (MARK ONE)

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                                          OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO          , AND

                        COMMISSION FILE NUMBER 1-9750

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

                              -------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [x] No [ ]

    As of June 30, 2002, the aggregate market value of the 28,109,986 shares of Class A Limited Voting Common Stock (the 'Class A Common Stock') held by non-affiliates of the registrant was $400,567,301 based upon the closing price ($14.25) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Common Stock reported as beneficially owned by the controlling shareholder, directors and executive officers of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an 'affiliate' of the registrant.)

    As of March 7, 2003, there were outstanding 44,929,377 shares of Class A Common Stock and 16,549,650 shares of Class B Common Stock, freely convertible into 16,549,650 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement for the 2003 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the 'Company') is one of the world's two largest auctioneers of fine arts, antiques and collectibles, offering property through its worldwide Auction segment in approximately 70 collecting categories, among them fine art, antiques and decorative art, jewelry and collectibles. In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of art and collectible purchases and sales through private treaty sales. The Company also markets and brokers luxury residential real estate sales through its Real Estate segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in art education activities.

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

    The Company and Christie's International, PLC ('Christie's'), a privately held auction house based in the United Kingdom (the 'U.K.'), are the two largest art auction houses in the world.

    The Company auctions a wide variety of property, including fine art, antiques and decorative art, jewelry and collectibles. Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company's principal role as an auctioneer is to identify, evaluate and appraise works of art through its international staff of specialists; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.

    In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses and applicable taxes. From time to time, the Company releases property sold at auction to buyers before the Company receives payment. In such situations, the Company will pay the seller the net sale proceeds for the released property at the time payment is due to the consignor, even if the Company has not received payment from the buyer. (See Note D of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price or the property does not sell, and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above an agreed minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guarantee prior to the auction. (See Note Q of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    In addition to live auctioneering, the Company currently conducts Internet auctions through its website, sothebys.com. In January 2002, the Company entered into a strategic alliance with eBay, Inc. ('eBay') whereby sothebys.com online auctions were incorporated into the eBay marketplace in June 2002. In February 2003, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com will be discontinued in May 2003. Subsequent to that date, the Company's Internet activities will focus on promoting its live auctions through eBay's Live Auctions Technology, which allows the Company's clients to follow live auctions via the Internet and place bids online, in real time. (See Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the brokering of art and collectible purchases and sales through private treaty sales and the purchase and resale of art and other collectibles. For example, the Company acts as a principal through its investment in Acquavella Modern Art (the 'Partnership' or 'AMA'), a partnership between a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. ('ACA'). The term of the AMA partnership agreement, which was extended for one year in February 2003, expires on March 31, 2004. The Company does not control AMA; consequently, the Company uses the equity method to account for its investment in AMA. The assets of the Partnership consist principally of art inventory. The Company reflects its 50% interest in the net assets of the Partnership in Investments in the Consolidated Balance Sheets. (See Notes B and F of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    The Company's auction business is seasonal, with peak revenues and operating income primarily occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. (See Item 7, 'Management's Discussion and Analysis of Results of Operations,' and Note T of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

THE AUCTION MARKET AND COMPETITION

    Competition in the international art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale. The Company's primary auction competitor is Christie's. A third auction house, Phillips, de Pury & Luxembourg ('Phillips') provided strong competition and increased market share in certain collecting categories in 2001; however, its presence as a competitor greatly diminished in 2002. In January 2003, Phillips announced plans to discontinue public auctions of Impressionist and Modern art, as well as to eliminate most regularly scheduled art auctions in the United States (the 'U.S.'), thereby further reducing its influence on the competitive environment in the international art market.

    The owner of a work of art wishing to sell it has three principal options: sale or consignment to, or private brokerage by, an art dealer; consignment to, or private sale by, an auction house; or private sale to a collector or museum without the use of an intermediary. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust.

    A complex array of factors may influence the seller's decision. These factors include: the level of expertise of the dealer or auction house with respect to the property; the extent of the prior relationship, if any, between the seller and the firm; the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category; the breadth of staff expertise; the desire for privacy on the part of sellers and buyers; the amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright compared with the estimates, guarantees or other financial options given by auction houses; the level of guarantees or the terms of other financial options offered by auction houses; the time that will elapse before the seller will receive sale proceeds; the desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and executors); the amount of commission proposed by dealers or auction houses to sell a work on consignment; the cost, style and extent of presale marketing and promotion to be undertaken by a firm; recommendations by third parties consulted by the seller; personal interaction between the seller and the firm's staff; and the availability and extent of related services, such as a tax or insurance appraisal and short-term financing. The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art specialists and management, have established with potential sellers.

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

THE FINANCE SEGMENT

    The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company's financing activities are conducted through its wholly-owned direct and indirect subsidiaries. The Company believes it is one of the world's leaders in art-related financing activities.

    The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a 'consignor advance'); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse against the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. The majority of the Company's loans are variable interest rate loans.

    Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company's share of any profit or loss is reflected in the results of the Auction segment.

    (See Notes B and D of Notes to Consolidated Financial Statements under
Item 8, 'Financial Statements and Supplementary Data.')

    The Company funds its financing activities generally through borrowings under the Amended and Restated Credit Agreement and internally generated funds. (See Item 7, 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources,' and Note I of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

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

THE REAL ESTATE SEGMENT

    The Company, through its subsidiary, Sotheby's International Realty, Inc. ('SIR'), is engaged in the marketing and brokerage of luxury residential real estate sales. SIR was founded in 1976 as a wholly-owned subsidiary of the Company. A natural extension of the Company's auction services, SIR's early mission was to assist fine art, furniture and collectibles clients in buying and selling distinctive properties. Since that time, SIR has evolved into a worldwide organization serving an international customer base. Today, SIR provides brokerage, marketing and consulting services for luxury residential, resort, farm and ranch properties domestically and internationally.

    SIR offers real estate clients a global network of brokerage operations, including nineteen brokerage offices, five regional offices and a buyers' representative in Hong Kong.

    Sixteen of the brokerage offices are owned and operated by SIR and are located on the upper East Side and in SoHo in Manhattan, New York; Southampton, Bridgehampton and East Hampton, New York; Palm Beach, Florida; Beverly Hills, Brentwood, Santa Barbara and San Francisco, California; Greenwich and Litchfield County, Connecticut; Santa Fe, New Mexico; Jackson Hole, Wyoming; Sydney, Australia and London, England. Three of the brokerage offices are each owned and operated by an unaffiliated third party with one office located in Almancil, Portugal and two offices located in Paris, France.

    SIR's five regional offices, located in Manhattan, New York; Palm Beach, Florida; Newport Beach, California; Boston, Massachusetts; and Munich, Germany, manage the Company's affiliation with more than 185 brokerage firms, each of which do business under the affiliate's name and are owned and operated by an unaffiliated third party. The affiliate offices are located in the U.S., Europe, Canada and the Caribbean. In selecting its affiliates, SIR evaluates a firm's expertise in the high-end segment of its local market, community reputation and dedication to customer service. Each affiliate is the exclusive SIR representative in its respective territory.

    Through the SIR global network, buyers are offered access to distinctive properties, in a range of prices, in both domestic and international luxury real estate markets. The global network, combined with SIR's connection to the Company's Auction and Finance businesses, provides sellers access to a unique, qualified group of buyers.

    Additionally, through Sotheby's Lehman Mortgage Services ('SLMS'), a joint venture with Lehman Brothers Bank, FSB, a wholly-owned subsidiary of Lehman Brothers Holdings, Inc., SIR accommodates the unique financing needs of the purchasers of high-end residential real estate. The Company does not control SLMS; consequently, the Company uses the equity method to account for its 49% ownership interest in SLMS. (See Notes B and F of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

REAL ESTATE COMPETITION

    SIR's primary competitors are small, local real estate brokerage firms that deal exclusively with luxury real estate and the distinctive property divisions of large regional and national real estate firms. Competition in the luxury real estate business takes many forms, including competition in commission rates, marketing expertise, attracting and retaining key personnel and the provision of personalized service to sellers and buyers.

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

FACTORS AFFECTING OPERATING RESULTS AND LIQUIDITY

    See Item 7, 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results and Liquidity.'

FINANCIAL AND GEOGRAPHICAL INFORMATION ABOUT SEGMENTS

    See Note C of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for financial and geographical information about the Company's segments.

PERSONNEL

    At December 31, 2002, the Company had 1,736 employees: 737 located in North America; 655 in the U.K. and 344 in the rest of the world. The following table provides a breakdown of employees by segment as of December 31, 2002:

SEGMENT                                    NUMBER OF EMPLOYEES
-------                                    -------------------
Auction..................................         1,443
Real Estate..............................           110
Finance..................................             6
Other....................................           177
                                                  -----
    Total................................         1,736
                                                  -----
                                                  -----

    The Company regards its relations with its employees as good.

    (See Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for information on the Company's restructuring plans.)

WEBSITE ADDRESS

    The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, www.sothebys.com, to www.shareholder.com/bid/stock4.cfm, a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

    The Company's North American Auction and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the 'York Property'). The York Property is approximately 400,000 square feet. The Company also leases warehouse space at one other location in Manhattan, New York, and leases office and exhibition space in several other major cities throughout the U.S., including Los Angeles and San Francisco, California; Chicago, Illinois; Palm Beach, Florida; Philadelphia, Pennsylvania; and Boston, Massachusetts.

    The Company acquired the York Property in July 2000. During the first quarter of 2001, the Company completed the construction of a six-story addition and renovation of the York Property, which expanded the Company's auction, warehouse and office space in New York City and enabled the Company to consolidate many of its New York City operations. On February 7, 2003, the Company sold the York Property and entered into an agreement to lease it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. (See Item 7, 'Management's Discussion and Analysis of Results of Operations,' and Notes G and K of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    The Company's U.K. operations (primarily auction) are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's U.K. are located. The New Bond Street premises are approximately 200,000 square feet. The Company owns a portion of the New Bond Street premises and a portion is leased under long-term leases. The Company also leases approximately 50,000 square feet at Olympia, a landmark building located in Kensington, West London. The Olympia facility, which commenced operations in September 2001, is a specially dedicated middle market salesroom that expands the Company's London auction operations. In addition, the Company leases warehouse space at King's House in West London and owns land and a building in Sussex (the 'Sussex Property'), which previously housed an auction salesroom. The Company is in the process of selling the Sussex Property.

    The Company also leases space primarily for auction operations in various locations throughout Continental Europe, including salesrooms in Amsterdam, Netherlands; Geneva and Zurich, Switzerland; Milan, Italy; and Paris, France; in Asia, including Hong Kong; Singapore; Taipei, Taiwan; and Tokyo, Japan; in Australia and in South America.

    SIR's corporate headquarters, upper East Side Manhattan brokerage operations and certain regional operations are located in approximately 25,000 square feet of leased office space at 38 East 61st Street, New York, New York. SIR also leases office space at a number of domestic and international locations, totaling approximately 80,300 square feet.

    In management's opinion, the Company's worldwide premises are generally more than adequate for the current conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

    In April 1997, the Antitrust Division of the United States Department of Justice (the 'DOJ') began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. The Company has pled guilty to a violation of the U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $12 million of the fine payable to the DOJ, and the remaining $33 million of the fine is payable as follows: (a) $6 million due February 6, 2004, (b) $12 million due February 6, 2005 and (c) $15 million due February 6, 2006. (See Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.') The Canadian Competition Bureau is also conducting an investigation regarding commissions charged by the Company and Christie's for auction services, and the Company is cooperating with this investigation.

    The European Commission also conducted an investigation regarding anti-competitive practices by the Company and Christie's beginning in January 2000. On October 30, 2002, the European Commission issued a decision in which it determined that the Company and Christie's had breached the competition provisions of the Treaty Establishing the European Community by agreeing to fix selling commissions and other trading terms in connection with auctions held in the European Union. Pursuant to this decision, the European Commission imposed a fine of approximately $20.1 million on the Company, which was paid on February 5, 2003. (See Note P of Notes to Consolidated Financial Statements under
Item 8, 'Financial Statements and Supplementary Data.')

    A number of private civil actions, styled as class actions, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between the Company and Christie's regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere, including actions alleging violations of federal antitrust laws in connection with auctions in the U.S. (the 'U.S. Antitrust Litigation'). In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations (the 'Shareholder Litigation'). And a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. The U.S. Antitrust Litigation, the Shareholder Litigation and all of the shareholder derivative suits have been settled pursuant to non-appealable court-approved settlement agreements that have been fully funded or reserved for. (See Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    Under the settlement agreement relating to the U.S. Antitrust Litigation, the Company has deposited into an escrow account for the benefit of members of the class (a) $206 million in cash and (b) a global vendor's commission discount certificate with a face value of $62.5 million. The court determined that the $62.5 million face value of the global vendor's commission discount certificate had a fair market value of not less than $50 million. Of these amounts, $156 million in cash was funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. The vendor's commission discount certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration at the Company or Christie's during the five years after their distribution to members of the class and are redeemable for cash at the end of four years.

    One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and is seeking approximately $20 million in damages. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim. The parties have agreed to enter into non-binding mediation to attempt to resolve this claim, and the mediation process is underway. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date. (See Note P of Notes to Consolidated Financial Statements under
Item 8, 'Financial Statements and Supplementary Data.') (See statement on Forward Looking Statements.)

    Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. Christie's was also named as a defendant in these actions along with several current or former directors and/or officers of both the Company and Christie's. The complaints in these actions (the 'International Antitrust Litigation') contained allegations identical to the complaints in the U.S. Antitrust Litigation, but were considered separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the U.S. Plaintiffs appealed the court's decision to the U.S. Court of Appeals for the Second Circuit. On March 13, 2002, the Second Circuit Court of Appeals reversed the District Court's ruling that it lacked jurisdiction over auctions held by the Company, its subsidiaries and Christie's outside of the U.S. and remanded the case to the District Court to consider whether the International Antitrust Litigation should be dismissed on other grounds -- namely, the plaintiffs' lack of standing or the fact that New York is an improper venue for consideration of this matter. The Company and Christie's have filed a petition for certiorari seeking review of the Court of Appeals' decision by the U.S. Supreme Court. On March 10, 2003, the Company and Christie's agreed, subject to court approval, to pay $20 million each to settle the International Antitrust Litigation. Under the settlement agreement (the 'International Settlement Agreement'), $10 million will be payable by the Company into an escrow account for the benefit of members of the class upon preliminary approval of the settlement by the court, and an additional $10 million will be payable by the Company upon final court approval. The International Settlement Agreement also provides for the claim made by a law firm in the U.K. described below to be withdrawn and for the purported class action in Canada described below to be dismissed. Also, purchasers and sellers who participate in the settlement must agree not to pursue similar claims against Sotheby's and Christie's in jurisdictions outside the U.S. The Company entered into the International Settlement Agreement without any admission of liability. (See Note P of Notes to Consolidated Financial Statements under
Item 8, 'Financial Statements and Supplementary Data.')

    In addition to the federal actions, six indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc. and Christie's in the Superior Court of the State of California, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints seek, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. On May 3, 2002, the Company agreed, subject to court approval, to pay $192,500 to settle all of these lawsuits, and a hearing on this settlement has been scheduled by the court for April 4, 2003. The Company entered into this agreement without any admission of liability.

    The Company's agreement with A. Alfred Taubman, pursuant to which Mr. Taubman provided certain funding for the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation, also provided for mutual releases by the Company and Mr. Taubman of claims against each other relating to the DOJ investigation and other related investigations, as well as the civil litigation. In addition, the agreement provides for the Company to bear all liability and to indemnify Mr. Taubman for damages in connection with any civil proceeding relating to any antitrust claim asserted by buyers or sellers at auctions conducted outside of the U.S., including the International Antitrust Litigation, and for legal fees and expenses incurred by Mr. Taubman after April 12, 2001 in connection with any such proceeding.

    In the U.K., on June 12, 2002, the Company and Christie's each received a letter of claim from a law firm purporting to be acting on behalf of 41 identified and an unspecified number of unidentified individuals and businesses who sold items at auctions held by the Company and Christie's in London, England, during the period from September 1995 through at least February 7, 2000. The letter of claim was sent in anticipation of possible litigation seeking damages on behalf of the law firm's clients as a result of an alleged anti-competitive agreement between the Company and Christie's relating to sellers' commissions. The Company has requested further information from the law firm regarding the number and identity of its clients and the nature and amounts of their claims. The Company cannot predict at this time whether any legal proceedings will ultimately result from this letter of claim or what the amount of any damages claimed in any such legal proceedings might be. Under the terms of the International Settlement Agreement, this claim would be withdrawn upon court approval of the settlement. (See Note Q of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    In Canada, a purported class action has been commenced in the Superior Court of Ontario against the Company, Sotheby's (Canada) Limited, Christie's and other defendants claiming damages in the amount of approximately $14 million plus costs for alleged anti-competitive activities. Under the terms of the International Settlement Agreement, this action would be dismissed upon court approval of the settlement. If the settlement is not approved, it is anticipated that a Statement of Defense will be filed denying any liability with respect to the claim. (See Note Q of Notes to Consolidated Financial Statements under
Item 8, 'Financial Statements and Supplementary Data.')

    The Company is also aware of a governmental investigation in Italy arising from certain allegations of improper conduct by current and former Company employees. These allegations arose from an early 1997 television program aired in the U.K. as well as the publication of a related book. The Company has been in contact during the past several years with, and is continuing to work with, the relevant authorities.

    The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business, results of operations, financial condition or liquidity. (See statement on Forward Looking Statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

MARKET INFORMATION

    The principal U.S. market for the Company's Class A Common Stock is the NYSE (symbol: BID). The Class A Common Stock is also traded on the London Stock Exchange.

    The Company also has Class B Common Stock, convertible on a share for share basis into Class A Common Stock. There is no public market for the Class B Common Stock. Per share cash dividends, if any, are equal for the Class A Common Stock and Class B Common Stock.

    The quarterly price ranges on the NYSE of the Class A Common Stock for 2002 and 2001 are as follows:

                                                                   2002
                                                              ---------------
QUARTER ENDED                                                  HIGH     LOW
-------------                                                  ----     ---
March 31....................................................  $17.00   $12.99
June 30.....................................................  $15.40   $13.55
September 30................................................  $14.43   $ 7.00
December 31.................................................  $ 9.60   $ 6.57

                                                                   2001
                                                              ---------------
QUARTER ENDED                                                  HIGH     LOW
-------------                                                  ----     ---
March 31....................................................  $27.31   $18.00
June 30.....................................................  $19.91   $16.13
September 30................................................  $18.08   $10.76
December 31.................................................  $17.00   $11.86

    The Company's existing credit facility has a covenant that requires the Company to limit dividend payments. (See Item 7, 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources,' and Note I of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    The Company did not pay any dividends during 2002 and 2001 and does not expect to pay dividends for the foreseeable future.

    The number of holders of record of the Class A Common Stock as of March 7, 2003 was 811. The number of holders of record of the Class B Common Stock as of March 7, 2003 was 27.

EQUITY COMPENSATION PLANS

    The following table provides information as of December 31, 2002 with respect to shares of the Company's common stock that may be issued under its existing equity compensation plans, including the 1987 Stock Option Plan, the 1997 Stock Option Plan, the Performance Share Purchase Plan and the Stock Compensation Plan for Non-Employee Directors (shares in thousands):

                                                   (A)              (B)                    (C)
                                               -----------   -----------------   -----------------------
                                                NUMBER OF
                                               SECURITIES                         NUMBER OF SECURITIES
                                                  TO BE                            REMAINING AVAILABLE
                                                 ISSUED                            FOR FUTURE ISSUANCE
                                                  UPON       WEIGHTED AVERAGE         UNDER EQUITY
                                               EXERCISE OF   EXERCISE PRICE OF     COMPENSATION PLANS
                                               OUTSTANDING      OUTSTANDING       (EXCLUDING SECURITIES
                PLAN CATEGORY                    OPTIONS          OPTIONS        REFLECTED IN COLUMN A)
                -------------                    -------          -------        ----------------------
Equity compensation plans approved by
  shareholders...............................    14,499           $21.15                  5,114
Equity compensation plans not approved by
  shareholders...............................        --               --                     --
                                                 ------           ------                  -----
        Total................................    14,499           $21.15                  5,114
                                                 ------           ------                  -----
                                                 ------           ------                  -----

    Stock options issued pursuant to the 1987 Stock Option Plan, the 1997 Stock Option Plan and the Performance Share Purchase Plan are exercisable into shares of the Company's Class B Common Stock.

    The number of securities remaining available for issuance includes 69,635 shares of Class A Common Stock reserved under the Stock Compensation Plan for Non-Employee Directors.

    (See Note L of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for a description of the material features of and additional information related to the 1987 Stock Option Plan, the 1997 Stock Option Plan, the Performance Share Purchase Plan and the Stock Compensation Plan for Non-Employee Directors.)

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------
                                     2002           2001           2000           1999         1998
                                     ----           ----           ----           ----         ----
                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Auction Sales (1)...............  $1,774,240     $1,619,909     $1,936,316     $2,258,752   $1,939,743
Auction and related revenues....  $  297,688     $  286,513     $  336,027     $  390,101   $  367,204
Other revenues..................  $   47,407     $   49,650     $   61,761     $   52,484   $   79,848
Total revenues..................  $  345,095     $  336,163     $  397,788     $  442,585   $  447,052
Operating (loss) income.........  $  (52,260)(2) $  (49,771)(3) $ (237,083)(4) $   54,173   $   80,778(5)
(Loss) income before taxes......  $  (71,461)(2) $  (71,546)(3) $ (250,127)(4) $   52,150   $   73,813(5)
Net (loss) income...............  $  (54,755)(6) $  (41,696)(7) $ (189,694)(8) $   32,854   $   45,025(9)
Basic (loss) earnings per
  share.........................  $    (0.89)(6) $    (0.69)(7) $    (3.22)(8) $     0.57   $     0.79(9)
Diluted (loss) earnings per
  share.........................  $    (0.89)(6) $    (0.69)(7) $    (3.22)(8) $     0.56   $     0.79(9)
Cash dividends declared per
  share.........................  $       --     $       --     $       --     $     0.40   $     0.40
Working capital (deficit).......  $    9,939     $  (13,425)    $   39,515     $  159,460   $  132,326
Total assets....................  $  875,705     $  863,463     $1,078,111     $1,072,787   $  769,646
Short-term credit facility
  borrowings....................  $       --     $  130,000     $  116,000     $      272   $    2,098
Long-term credit facility
  borrowings....................  $  100,000     $       --     $       --     $       --   $       --
Long-term debt..................  $   99,466     $   99,398     $   99,334     $   99,275   $       --
Net (debt) cash (10)............  $ (136,779)    $ (121,812)    $ (160,709)    $  (57,228)  $   69,140
Shareholders' equity............  $  140,368     $  185,870     $  188,054     $  377,044   $  319,674

---------

 (1) Auction Sales represent sales at the hammer price plus buyer's premium.

 (2) Includes 2002 special charges of $41.0 million, retention costs of $22.6 million and net restructuring charges of $2.0 million.

 (3) Includes 2001 retention costs of $19.8 million, net restructuring charges of $16.5 million and special charges of $2.5 million.

 (4) Includes 2000 special charges of $203.1 million, net restructuring charges of $12.6 million and retention costs of $3.4 million.

 (5) Includes 1998 net restructuring charges of $15.2 million.

 (6) Includes 2002 special charges of $35.3 million, retention costs of $14.4 million and net restructuring charges of $1.3 million, after tax.

 (7) Includes 2001 retention costs of $12.6 million, net restructuring charges of $10.6 million and special charges of $1.6 million, after tax.

 (8) Includes 2000 special charges of $159.6 million, net restructuring charges of $8.1 million and retention costs of $2.2 million, after tax.

 (9) Includes 1998 restructuring charges of $9.3 million, after tax.

(10) Short-term credit facility borrowings, long-term credit facility borrowings and long-term debt less cash and cash equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Seasonality -- The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, during the summer and winter, Auction Sales (as defined below) are considerably lower. During 2002, 2001 and 2000, approximately 78%, 79% and 84% of the Company's Auction Sales, respectively, were derived from the second and fourth quarters of the year (see Note T of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data').

    Application of Critical Accounting Policies -- The Company's Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Balance Sheets and the Consolidated Statements of Operations, as well as the related disclosure of contingent assets and liabilities. Management believes that the following are the most critical areas in the application of its accounting policies that may affect its financial condition and results of operations.

     (1) Accounts Receivable -- The Company is required to estimate the collectibility of its accounts receivable balances, which are primarily related to the Auction segment. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. Management evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Allowances are also established for probable losses inherent in the remainder of the accounts receivable balance based on historical collection data for certain aged receivable categories. If the creditworthiness of the Company's clients were to deteriorate, additional allowances would be required resulting in a reduction of the operating results of the Auction segment. (See Note D of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

     (2) Notes Receivable -- The Company is required to estimate the collectibility of its notes receivable balances, which are related to the client loan portfolio of the Finance segment. A considerable amount of judgment is required is assessing the collectibility of these loans, including judgments about the estimated realizable value of any underlying collateral and the current creditworthiness and financial condition of each borrower. Management evaluates specific loans when it becomes aware of a situation where a borrower may not be able to repay the loan. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Secured loans that may not be collectible are analyzed based on the current estimated realizable value of the collateral securing each loan. The Company establishes reserves for such secured loans that management believes are under-collateralized, and with respect to which the under-collateralized amount may not be collectible from the borrower. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan, taking into account the creditworthiness and financial condition of the borrower. A reserve is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan write-offs. If the estimated realizable value of any underlying collateral and/or the creditworthiness of borrowers in the Company's client loan portfolio were to deteriorate, additional allowances would be required resulting in a reduction of the operating results of the Finance segment. (See Note D of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

     (3) Inventory -- Inventory consists of objects purchased for investment purposes, as well as objects obtained incidental to the auction process, primarily as a result of defaults by purchasers after the consignor has been paid, the failure of guaranteed property to sell at auction at or above the minimum price guaranteed by the Company and honoring the claims of purchasers. Inventory is valued at the lower of cost or management's estimate of net realizable value. This estimate is based on management's judgments about the art market in general and the value of individual items held in inventory. If the market value of this inventory were to decline, the Company would be required to record a loss in the Auction segment to reduce the carrying value of the inventory. (See Note E of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

     (4) Investments -- The Company uses the equity method to account for its investment in AMA. The carrying value of this investment is based on an estimate of the fair value of the underlying inventory of fine art owned by the Partnership. This estimate is based on judgments about the art market in general and the value of individual items in AMA's inventory. If the market value of this inventory were to decline, the Company would be required to record a loss in the Auction segment to reduce the carrying value of the Company's investment in AMA. (See Note F of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

     (5) Goodwill -- The Company has goodwill related to its Auction and Real Estate reporting units. Goodwill is tested for impairment on an annual basis and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of the Auction and Real Estate reporting units below their recorded book values. The determination of whether goodwill is impaired involves significant judgments regarding the fair values of the Auction and Real Estate reporting units. Management's estimate of these fair values is determined on the basis of discounted future cash flows expected from the Auction and Real Estate reporting units. These cash flow projections are based on short and long-term forecasts of operating results of the Auction and Real Estate reporting units. Due to uncertain market conditions, it is possible that the forecasts used to support the Company's goodwill may change in the future, which could result in impairment charges that would adversely affect the operating results of the Auction and/or Real Estate reporting units. (See Note H of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

     (6) Pension Benefits -- The pension obligations related to the Company's U.K. defined benefit pension plan are developed from an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected return on plan assets, future compensation increases, and other factors, which are updated on an annual basis. In determining these assumptions and estimates, management considers current market conditions, market indices and other relevant data. Since the year 2000, actual asset returns have been less than the Company's assumed rate of return on plan assets, contributing to unrecognized net losses of approximately $59.3 million at December 31, 2002. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense in accordance with Statement of Financial Accounting Standards ('SFAS') No. 87, 'Employers' Accounting for Pensions.' Under SFAS No. 87, the Company uses the market-related value of plan assets to reflect changes in the fair value of plan assets over a five-year period. Further, unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plan's projected benefit obligation are recognized over a period of approximately 13 years, which represents the average remaining service period of active employees expected to receive benefits under the plan.

         The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. The equity markets can be, and recently have been, very volatile. Therefore, the market value of plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan's benefit obligations is highly sensitive to changes in interest rates. As a result, if the equity markets decline and/or interest rates decrease in 2003, the plan's estimated accumulated benefit obligation could exceed the fair value of plan assets and, therefore, the Company would be required to establish an additional minimum liability, which would result in a reduction in shareholders' equity for the amount of the shortfall plus the amount of the Company's current $21.7 million prepaid pension cost. (See statement on Forward Looking Statements.)

         (See Note M of Notes to Consolidated Financial Statements under
         Item 8, 'Financial Statements and Supplementary Data.')

     (7) Legal and Other Contingencies -- The Company is subject to legal proceedings, lawsuits and other claims. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of reserves, if any, required for these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. (See Notes P and Q of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

     (8) Net Restructuring Charges -- During 2002, 2001 and 2000, the Company recorded charges in connection with its restructuring plans. The related restructuring liabilities include estimates for severance and employee termination benefits and settlements of contractual obligations, as well as for the value of impaired assets. Management reassesses the amount of the restructuring liability required to complete each restructuring plan at the end of each quarter. Actual experience has been and may continue to be different from management's original estimates of the Company's restructuring liabilities. When actual results differ from estimates, the restructuring liability is adjusted and the amount of any adjustment impacting earnings is recorded within net restructuring charges in the Company's Consolidated Statements of Operations. (See Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

     (9) Income Taxes -- At December 31, 2002, the Company had net deferred tax assets of $95.9 million primarily resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $49.8 million to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company does not meet its projection of taxable income for 2003, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required in 2003, which would have an adverse impact on the Company's results of operations. Conversely, should management determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on the Company's results of operations in the period such determination was made. (See Note J of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    (10) Stock-Based Compensation -- As permitted by generally accepted accounting principles, management has elected to measure stock-based compensation in accordance with Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees.' Under APB Opinion No. 25, stock-based compensation is measured using the intrinsic value approach. During 2002, 2001 and 2000, the Company was not required to record compensation expense related to the 1987 Stock Option Plan and the 1997 Stock Option Plan as all options under these plans are granted with an exercise price equal to or greater than the fair market value of the Company's Class A Common Stock at the date of grant.

         Generally accepted accounting principles also permit stock-based compensation to be measured based on the fair value of options granted in accordance with SFAS No. 123, 'Accounting for Stock-Based Compensation.' (See Note B of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for pro forma disclosure of the Company's net loss and loss per share for 2002, 2001 and 2000 assuming management had elected to adopt the optional measurement provisions of SFAS No. 123.)

   (See Note B of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for information on the Company's other accounting policies.)

    Auction Sales for the Years Ended December 31, 2002 and 2001 -- The aggregate hammer price of property sold at auction by the Company ('Auction Sales'), which includes buyer's premium, totaled $1.8 billion during 2002, an increase of $154.3 million, or 10%, compared to the prior year. Excluding the impact of favorable foreign currency translations, Auction Sales increased $103.5 million, or 6%. The increase in worldwide Auction Sales reflects a 35% increase in the average selling price per lot sold in 2002 as compared to 2001, partially offset by a 21% decrease in the number of lots sold.

    As discussed below, Auction Sales during 2002 include the sale of Rubens' masterpiece, 'The Massacre of the Innocents,' for approximately $77 million. Excluding the Rubens sale and the impact of favorable foreign currency translations, Auction Sales increased $26.5 million, or 2%, when compared to 2001. This increase in Auction Sales reflects a 29% increase in the average selling price per lot sold in 2002 when compared to 2001, partially offset by a 21% decrease in the number of lots sold.

    Also favorably impacting Auction Sales in 2002 was the diminished presence of Phillips, which provided strong competition and increased its market share in certain collecting categories in 2001. In January 2003, Phillips announced plans to discontinue public auctions of Impressionist and Modern art, as well as to eliminate most regularly scheduled art auctions in the U.S., thereby further reducing its influence on the competitive environment in the international art market.

    The following is a geographical breakdown of the Company's Auction Sales for 2002 and 2001:

                                                          2002         2001
                                                          ----         ----
                                                       (THOUSANDS OF DOLLARS)
North America........................................  $  866,116   $  809,454
Europe...............................................     814,225      723,124
Asia.................................................      93,899       87,331
                                                       ----------   ----------
    Total............................................  $1,774,240   $1,619,909
                                                       ----------   ----------
                                                       ----------   ----------

    Auction Sales in North America increased $56.7 million, or 7%, during 2002. This increase was primarily due to favorable various-owner sales results of Impressionist Art, Contemporary Art and American Paintings, partially offset by a 26% decrease in Auction Sales attributable to single-owner collections. Specifically, 2001 included the single-owner sale of Works from the Collection of Stanley J. Seeger for which there was no comparable sale in 2002. Also unfavorably impacting the comparison to the prior year are lower sales results from certain decorative art and collectible categories in 2002, as well as decreased sales of Old Master Paintings, Nineteenth Century Paintings, wine and jewelry.

    Auction Sales in Europe increased $91.1 million, or 13%, during 2002. Excluding the impact of favorable foreign currency translations, Auction Sales in Europe increased $41.4 million, or 6%, during 2002. This increase was primarily the result of the July 2002 sale of Rubens' masterpiece, 'The Massacre of the Innocents,' for approximately $77 million, as well as a 70% increase in Auction Sales attributable to single-owner collections. Specifically, 2002 included the single-owner sale of The Beck Collection for which there was no comparable sale in 2001. Additionally, 2002 included approximately $23.8 million of single-owner Auction Sales in the Paris auction salesroom, which commenced operations in October 2001. These increases were partially offset by lower sales of British Pictures and decreased sales of Old Master Paintings (excluding the sale of the Rubens masterpiece discussed above), as well as decreased jewelry sales in Switzerland.

    Auction Sales in Asia increased $6.6 million, or 8%, in 2002 when compared to 2001 primarily due to increased sales of Chinese Ceramics in Hong Kong, as well as improved paintings sales in Australia and Singapore. The comparison to 2001 for Asian Auction Sales was not materially affected by the translation to U.S. Dollars.

    Management currently believes that global economic uncertainty, as well as the threat of war with Iraq may have an unfavorable impact on auction consignments for the Company's upcoming spring sales, and may therefore, negatively impact Auction Sales, buyer's premium revenues and seller's commission revenues during the second quarter of 2003.

    Results of Operations for the Years Ended December 31, 2002 and 2001 -- Note C ('Segment Reporting') of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

    Worldwide auction and related revenues increased $11.2 million, or 4%, in 2002 when compared to 2001. Excluding the impact of favorable foreign currency translations, worldwide auction and related revenues increased $1.8 million, or 1%. Excluding approximately $9 million in auction commissions attributable to the Rubens sale discussed above and the impact of favorable foreign currency translations, worldwide auction and related revenues decreased $7.2 million, or 3%. This decrease was principally due to margin erosion primarily resulting from the competitive environment for consignments (as discussed in more detail below) and commissions shared with unaffiliated third parties who participated in the Company's auction guarantee transactions (see Note Q of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data') in order to reduce the Company's principal risk. Also unfavorably impacting the comparison to 2001 are lower private treaty revenues, as well as decreased catalogue subscription sales. These decreases were partially offset by the favorable impact of the revised buyer's premium rate structure that became effective on April 1, 2002, as well as incremental auction commissions generated by the increase in worldwide Auction Sales discussed above. Also favorably impacting the comparison to 2001 are increased revenues from principal activities primarily due to higher profits resulting from the Company's interest in the purchase and resale of art by certain dealers (see Note D of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'), successful auction guarantees and increased income from the Company's investment in AMA (see Note F of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data').

    During 2002, the business environment in the art market continued to be difficult and the Company continued to face intense competition for consignments, particularly from its traditional competitor, Christie's. As a result of the intense competition for consignments, the Company has experienced a decrease in seller's commission revenue as a percentage of Auction Sales, as well as an increase in introductory auction commissions during the current period. The Company currently believes that this business environment may continue and, as a result, may adversely impact future results of operations. (See statement on Forward Looking Statements.)

    Effective January 2003, the Company increased its buyer's premium for auction sales in its major salesrooms worldwide. The buyer's premium will generally be 20% of the hammer (sale) price on the first $100,000 and 12% of any remaining amount over $100,000. Previously, the buyer's premium was generally 19.5% of the hammer (sale) price up to $100,000 and 10% of any remaining amount over $100,000. The Company expects this change to the buyer's premium rate structure to result in an increase in 2003 auction and related revenues. (See statement on Forward Looking Statements.)

    Other revenues consist primarily of revenues from the Company's Real Estate and Finance segments. Other revenues decreased $2.2 million, or 5%, in 2002 when compared to 2001. The decrease was primarily due to a $5.3 million, or 47%, decrease in revenues from the Finance segment, partially offset by a $3.5 million, or 10%, increase in revenues from the Real Estate segment. The decrease in Finance revenues was primarily due to a lower average loan portfolio balance and lower interest rates. The lower average loan portfolio balance was principally due to the collection of maturing loans in 2002, as well as the decreased funding of new unsecured loans. The increase in Real Estate revenues was primarily due to higher sales volume principally resulting from a 22% increase in unit sales, partially offset by a 7% decrease in average selling price. The comparison to 2001 for other revenues was not materially affected by the translation to U.S. Dollars.

    Management currently believes that global economic uncertainty, as well as the threat of war with Iraq may worsen an already softening luxury real estate market, and may therefore, negatively impact Real Estate segment revenues during the first half of 2003.

    Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) decreased $6.7 million, or 11%, in 2002 when compared to 2001. Excluding the impact of unfavorable foreign currency translations, direct costs of services decreased $8.3 million, or 13%. This decrease was due in part to a $3.8 million reduction in catalogue production costs primarily resulting from the Company's use of digital photography and other catalogue savings initiatives, as well as the 21% decrease in the number of lots sold at auction during 2002, as discussed above. Additionally, 2002 results reflect savings in marketing expenses and other auction direct costs principally resulting from the Company's restructuring plans (see Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data') and management's other cost containment efforts.

    Salaries and related costs decreased $8.4 million, or 5%, in 2002 when compared to 2001. Excluding the impact of unfavorable foreign currency translations, salaries and related costs decreased $11.6 million, or 7%. This decrease was primarily due to savings achieved in the Auction segment as a result of the Company's restructuring plans and management's other cost containment efforts. Additionally, 2002 results reflect reduced salaries and related costs resulting from the capitalization of $1.8 million in costs associated with computer software developed for internal use. These decreases were partially offset by a lower net pension benefit in 2002 related to the Company's U.K. defined benefit pension plan (see Note M of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'). The Company currently expects the unfavorable trend in pension costs to continue and anticipates an increase of approximately $1.5 million in costs related to the U.K. pension plan in 2003 when compared to 2002. (See statement on Forward Looking Statements.)

    General and administrative expenses increased $1.0 million, or 1%, in 2002 when compared to 2001. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses decreased $0.9 million, or 1%. This decrease was principally due to savings achieved in travel and entertainment expenses, facility rental costs and telecommunication costs primarily as a result of the Company's restructuring plans and management's other cost containment efforts. Also favorably influencing the comparison to the prior year are a decreased level of authenticity claims and goodwill gestures in 2002, as well as the reversal of $1.9 million of accruals that were no longer required due to favorable changes in circumstances. These favorable variances were partially offset by a $1.4 million increase in insurance costs principally in the Auction segment. The comparison to the prior year is also unfavorably influenced by the reversal in 2001 of approximately $5.2 million of accruals that were no longer required due to favorable changes in circumstances. Additionally, general and administrative expenses for 2002 and 2001 include the reversal of $1.1 million and $1.6 million, respectively, of bad debt accruals that were no longer necessary due to the collection or settlement of the related client receivable balances.

    Depreciation and amortization expense decreased $1.2 million, or 5%, in 2002 when compared to 2001. This decrease was primarily attributable to lower depreciation and amortization expense due to the write-off of computer hardware and software in the fourth quarter of 2001 as a result of the Company's strategic alliance with eBay (see Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'), as well as the cessation of goodwill amortization as a result of the adoption of SFAS No. 142, 'Goodwill and

Other Intangible Assets,' on January 1, 2002 (see Note H of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'). This decrease was partially offset by the incremental depreciation and amortization expense associated with capital projects placed into service during 2001 and 2002, including depreciation expense attributable to the final phase of the York Property that was placed in service in April 2001. The comparison to 2001 for depreciation and amortization expense was not materially affected by the translation to U.S. Dollars.

    On February 7, 2003, the Company sold the York Property and leased it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. The lease will be accounted for as a capital lease. As a result of this sale-leaseback transaction, the Company expects a net increase in depreciation expense of approximately $5 million in 2003 when compared to 2002. This increase consists of approximately $8 million in depreciation expense attributable to the capital lease asset partially offset by a reduction in depreciation expense of approximately $3 million resulting from the sale of the York Property, as well as the amortization of the gain on the sale over the initial lease term. (See 'Liquidity and Capital Resources' below and Notes G and K of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for additional information on the sale-leaseback transaction.) (See statement on Forward Looking Statements.)

    Internet Related Operating Expenses -- In 2002, Internet related operating expenses totaled $9.3 million. In 2001, Internet related operating expenses totaled $22.6 million (excluding Internet related net restructuring charges of approximately $8.4 million). The significant decrease was principally due to savings achieved as a result of the Company's restructuring plans and other cost containment efforts.

    (See discussion below relating to the Company's restructuring plans, as well as Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    Retention Costs -- In 2002 and 2001, the Company recognized expense of approximately $22.6 million and $19.8 million, respectively, related to the retention programs for a group of key employees. (See Note R of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    Restructuring Plans -- During 2002 and 2001, the Company recorded the following net restructuring charges related to its restructuring plans:

                                                                 2002     2001
                                                                 ----     ----
                                                                 (THOUSANDS OF
                                                                    DOLLARS)
1998 Restructuring Plan...................................      $   --   $  (660)
2000 Restructuring Plan...................................      (1,231)     (730)
2001 Restructuring Plan...................................        (989)   17,922
2002 Restructuring Plan...................................       4,181        --
                                                                ------   -------
    Total.................................................      $1,961   $16,532
                                                                ------   -------
                                                                ------   -------

    (See Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for detailed information relating to the 1998 Restructuring Plan, the 2000 Restructuring Plan and the 2001 Restructuring Plan.)

    In the fourth quarter of 2002, management approved plans to further restructure the Company's Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the '2002 Restructuring Plan'). The goal of the 2002 Restructuring Plan is to improve profitability through further cost savings and other strategic actions, as described below.

    During the fourth quarter of 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million principally consisting of $4.0 million in severance and employee termination benefits, as well as $0.1 million in lease termination costs. These headcount reductions impact the live auction business of the Company's Auction segment primarily in North America, as well as certain corporate departments. Estimated annual savings in salaries and related costs as a result of these headcount reductions will be approximately $5 million. Substantially all of these savings are currently expected to be fully realized during 2003.

    In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com will be discontinued in May 2003. Subsequent to that date, the Company's Internet activities will focus on promoting the Company's live auctions through eBay's Live Auctions Technology, which allows the Company's clients to follow live auctions via the Internet and place bids online, in real time. As a result of the restructuring of the Company's strategic alliance with eBay, the Company expects to record restructuring charges in the range of $1.5 to $2.0 million in the first quarter of 2003, primarily consisting of severance and employee termination benefits. These actions will result in estimated annual cost savings of approximately $8 million, which are expected to be achieved principally through lower salaries and related costs resulting from the termination of approximately 30 employees and through attrition, as well as through savings in direct costs of services and general and administrative expenses. A majority of the savings will be initiated in May 2003 and are expected to be fully realized by the fourth quarter of 2003. Additionally, the Company expects a decrease in auction and related revenues as a result of the discontinuation of separate online auctions on sothebys.com, which is expected to be offset by incremental revenues generated by the Company's efforts, as part of the 2002 Restructuring Plan, to increase Auction Sales of moderately valued property through the live auction business.

    During the first quarter of 2003, the Company anticipates committing to the termination in Europe of approximately 50 additional employees as part of the 2002 Restructuring Plan. These headcount reductions will further impact the live auction business of the Company's Auction segment. As a result, the Company expects to record restructuring charges in the range of $3 million in the first quarter of 2003, principally for severance and employee termination benefits. Estimated annual savings, which will primarily relate to salaries and related costs, are expected to be approximately $4 million. Such savings will be initiated during the second quarter of 2003 and are currently expected to be fully realized by the end of 2003.

    (See Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for additional information relating to the 2002 Restructuring Plan.)

    (With respect to all statements made herein regarding the Company's restructuring plans, see statement on Forward Looking Statements.)

    Special Charges -- See Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for information relating to special charges.

    Net Interest Expense -- Net interest expense decreased $1.5 million, or 7%, in 2002 when compared to 2001. This decrease was largely due to lower interest expense resulting from a lower average cost of borrowing related to the Company's Amended and Restated Credit Agreement, as well as lower outstanding borrowings. However, the comparison to the prior year was unfavorably influenced by $1.3 million in interest income earned in 2001 related to an overdue client receivable balance for which there was no comparable amount earned in 2002, as well as decreased interest income resulting from lower cash balances and lower interest rates. (See Note I of Notes to Consolidated Financial Statements under
Item 8, 'Financial Statements and Supplementary Data.')

    As a result of the sale-leaseback transaction involving the York Property discussed above, the Company expects a net increase in interest expense of approximately $9 million in 2003 when compared to 2002. This increase consists of approximately $16 million in interest expense attributable to the resulting capital lease obligation partially offset by savings of approximately $7 million as a result of lower credit facility borrowings. (See 'Liquidity and Capital Resources' below and Notes G and K of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for additional information on the sale-leaseback transaction.) (See statement on Forward Looking Statements.)

    Income Tax Benefit -- The consolidated effective tax benefit rate was approximately 23% in 2002 compared to approximately 42% in 2001. The decrease in the effective tax benefit rate when compared to the prior year is primarily due to the fact that the fine imposed by the European

Commission is not tax deductible and a portion of the International Antitrust Litigation settlement is not tax deductible. (See Item 3, 'Legal Proceedings,' and Notes J and P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.') (See 'Application of Critical Accounting Policies' above.) (See statement on Forward Looking Statements.)

    Net Loss and Loss Per Share -- During 2002, net loss increased $13.1 million, or 31%, to ($54.8) million from ($41.7) million in 2001. Basic and diluted loss per share for 2002 increased to ($0.89) from ($0.69) for 2001. The impact on basic and diluted loss per share of the special charges related to the DOJ investigation and other related matters (see Item 3, 'Legal Proceedings,' and Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data') was ($0.57) and ($0.03) in 2002 and 2001, respectively. The impact on basic and diluted loss per share related to the Company's Internet operating loss, excluding the Internet related restructuring charges discussed above, was ($0.04) and ($0.16) in 2002 and 2001, respectively. The impact of net restructuring charges on basic and diluted loss per share was ($0.02) and ($0.17) in 2002 and 2001, respectively.

    Other Matters -- In February 2003, the Compensation Committee of the Board of Directors approved a one-time exchange offer of restricted stock or cash for stock options to eligible employees that hold certain stock options with an exercise price above $18 under the Company's 1987 and 1997 Stock Option Plans (the 'Exchange Offer'). The issuance of the restricted stock is subject to shareholder approval. The determination as to whether an individual can receive restricted stock or cash is dependent upon the number of underlying options that each employee holds. The amount of restricted stock that can be issued or cash that can be paid to each employee under the Exchange Offer is calculated using a discounted option pricing valuation model based on the number of eligible options held. Assuming that all employees accept the Exchange Offer, the total amount of options to be cancelled is estimated to be approximately 7.7 million. The number of shares of restricted stock that will be issued, assuming that all eligible employees accept the Exchange Offer, is estimated to be approximately
1.1 million shares. These shares will be issued to each employee upon acceptance of the Exchange Offer at the market price of the Company's Class A Common Stock at that time and will be expensed over a four-year vesting period. The total amount of the compensation expense related to the restricted stock issuance, assuming that all eligible employees accept the Exchange Offer, is estimated to be in the range of $10 million, of which approximately $3.5 million will be expensed in 2003. Assuming that all eligible employees accept the Exchange Offer for cash, the cash payment is expected to be in the range of $1.5 million and will be expensed in full upon acceptance. A number of variables can change the total amount of compensation expense related to the Exchange Offer, including the number of shares issued and the market price of the Company's Class A Common Stock at the date of issuance, as well as the number of employees who accept the Exchange Offer. The Company currently expects to make the Exchange Offer to the employees in the second quarter of 2003. (See Note L of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    (With respect to all statements made herein regarding the Exchange Offer, see statement on Forward Looking Statements.)

    Auction Sales for the Years Ended December 31, 2001 and 2000 -- During 2001, the business environment in the art market was difficult, and the Company faced increased competition for consignments. Competition from the Company's traditional competitor, Christie's, as well as other auctioneers such as Phillips, made it more difficult to win consignments of significant collections and valuable individual properties. As a result, the Company experienced a decline in Auction Sales for the year ended December 31, 2001 and, consequently, a decrease in buyer's premium and seller's commission revenues. Additionally, competition for consignments contributed to a decrease in seller's commission revenue as a percentage of Auction Sales during 2001 as compared to 2000.

    In addition, the Company also experienced a decline in fourth quarter Auction Sales, particularly in North America, attributable to the uncertainty surrounding the global economy in the wake of the terrorist attacks of September 11, 2001.

    Auction Sales for the Company totaled $1.6 billion during 2001, a decrease of $316.4 million, or 16%, compared to the prior year. Excluding the impact of unfavorable foreign currency translations, Auction Sales decreased 15%. The decrease in worldwide Auction Sales reflects a 12% decrease in the average selling price per lot sold in 2001 as compared to 2000 and a 3% decrease in the number of lots sold. The following is a geographical breakdown of the Company's Auction Sales for 2001 and 2000:

                                                          2001         2000
                                                          ----         ----
                                                       (THOUSANDS OF DOLLARS)
North America........................................  $  809,454   $1,043,229
Europe...............................................     723,124      785,992
Asia.................................................      87,331      107,095
                                                       ----------   ----------
    Total............................................  $1,619,909   $1,936,316
                                                       ----------   ----------
                                                       ----------   ----------

    Auction Sales in North America decreased $233.8 million, or 22%, during 2001. This decrease was primarily due to lower results in 2001 related to the various-owner sales of Impressionist Art, American Paintings, Contemporary Art, Jewelry and Old Master Paintings partially offset by a significant increase in Auction Sales attributable to single-owner collections. Specifically, the year-to-year comparison in North America was positively influenced by the 2001 single-owner sales of Works from the Collection of Stanley J. Seeger and Contemporary Art from the Collection of Douglas S. Cramer for which there were no comparable sales in the prior year.

    Auction Sales in Europe decreased $62.9 million, or 8%, during 2001. Excluding the impact of unfavorable foreign currency translations, Auction Sales in Europe decreased $30.1 million, or 4%. This decrease was primarily attributable to decreased Auction Sales in Continental Europe partially offset by increased Auction Sales in the U.K. The decrease in Continental Europe was primarily due to lower Auction Sales of Jewelry and Swiss Art, as well as decreased Auction Sales attributable to single-owner collections. The increase in the U.K. was primarily due to increased Fine Arts sales, partially attributable to the rescheduling of the winter Impressionist and Contemporary sales in London. Such sales, which were rescheduled from December 2000, were held in February 2001 and resulted in approximately $65 million in Auction Sales. There were no comparable winter sales during 2000. The Auction Sales increase in the U.K. was partially offset by lower spring various-owner Impressionist Art sales and decreased sales of Islamic Art, as well as decreased Auction Sales attributable to single-owner collections.

    Auction Sales in Asia decreased $19.8 million, or 18%, in 2001 when compared to 2000, which was a record year for Asian Auction Sales, especially in Hong Kong. This decrease was primarily the result of lower Auction Sales attributable to single-owner collections. Specifically, the year-to-year comparison in Asia was negatively influenced by the 2000 single-owner sale of An Extraordinary Collection of Ming and Qing Imperial Porcelain and Works of Art for which there was no comparable sale in 2001. Additionally, Asian Auction Sales decreased due to lower sales of Western and Jadeite Jewelry. The comparison to 2000 for Asian Auction Sales was not materially affected by the translation to U.S. Dollars.

    Results of Operations for the Years Ended December 31, 2001 and 2000 -- Note C ('Segment Reporting') of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

    Worldwide revenues from auction and related operations decreased $49.5 million, or 15%, in 2001 compared to 2000. Excluding the impact of unfavorable foreign currency translations, worldwide revenues from auction and related operations decreased 13%. The decrease was principally due to lower buyer's premium and seller's commission revenues, as well as decreased principal activities. The decrease in buyer's premium revenues was primarily due to decreased Auction Sales during 2001, as discussed above, partially offset by increased buyer's premium rates resulting from a favorable change in sales mix in North America. The decrease in seller's commission revenues was principally due to decreased Auction Sales during 2001, as discussed above, and deterioration in seller's commission rates primarily resulting from the business environment in the art market, as discussed above. The decrease in principal activities was largely attributable to the lack of quality property available at that time for investment and resale.

    Other revenues decreased $12.1 million, or 20%, in 2001 compared to 2000. The decrease was principally due to decreased revenues in the Company's Finance and Real Estate operating segments. The decrease in Finance revenues was primarily due to the significantly lower average loan portfolio during 2001 resulting from the collection of maturing loans, as well as the decreased funding of new unsecured loans. Also unfavorably impacting Finance revenues in 2001 were lower interest rates. The decrease in Real Estate revenues was primarily due to lower sales volume resulting from a decline in the number of units sold and lower average selling prices from company-owned brokerage offices. The comparison to 2000 for other revenues was not materially affected by the translation to U.S. Dollars.

    Direct costs of services totaled $63.7 million in 2001, a decrease of $18.3 million, or 22%, compared to 2000. Excluding the impact of favorable foreign currency translations, direct costs of services decreased 21%. The decrease in direct costs of services in 2001 was principally due to savings achieved in Internet related marketing costs as a result of the continued implementation of the Company's restructuring plans, as discussed below and in Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.' Also significantly impacting the year-to-year comparison of Internet related marketing costs are expenses incurred during the first quarter of 2000 for the launch of the Company's websites for which there was no comparable spending during 2001. Such savings were partially offset by an increase in live auction direct costs as a percentage of Auction Sales due to the competitive environment for consignments, as discussed above.

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

    General and administrative expenses decreased $32.1 million, or 25%, during 2001 when compared to 2000. Excluding the impact of favorable foreign currency translations, general and administrative expenses decreased 23%. This decrease was principally due to reductions in Internet related costs, travel and entertainment expenses and professional fees primarily as a result of the Company's restructuring plans and other cost containment measures, savings in rent expense resulting from the consolidation of the Company's live and Internet auction operations in New York into the York Property in April 2001, lower bad debt expense related to auction accounts receivable and the reversal of approximately $5.2 million of accruals that were no longer required due to favorable changes in circumstances. Also significantly impacting the comparison to the prior year is a $9.0 million provision recorded in 2000 for an unsecured loan for which there was no comparable provision recorded in 2001. Such reductions in general and administrative expenses during 2001 were partially offset by increased insurance costs and higher maintenance and utilities costs related to the York Property, as well as the incremental rent expense associated with the new Manhattan brokerage and corporate location of SIR in New York.

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

    Internet Related Operating Expenses -- Excluding Internet related net restructuring charges of approximately $8.4 million and $1.0 million, Internet related operating expenses totaled $22.6 million and $56.0 million in 2001 and 2000, respectively. The significant decrease is principally due to savings achieved in marketing expenses, general and administrative expenses and salaries and related costs, as discussed above.

    Retention Costs -- In 2001 and 2000, the Company recognized expense of approximately $19.8 million and $3.4 million, respectively, related to the retention programs for a group of key employees. (See Note R of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    Restructuring Plans -- See Note S of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for information on the Company's restructuring plans.

    Special Charges -- See Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for information on Special Charges.

    Net Interest Expense -- Net interest expense increased $9.3 million in 2001 as compared to 2000. The increase was primarily due to higher interest expense resulting from an increase in weighted average outstanding borrowings during the year, as well as an increase in the amortization of fees related to the Amended and Restated Credit Agreement as discussed below and in Note I of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.'

    Income Tax Benefit -- The consolidated effective tax benefit rate was approximately 42% in 2001 compared to 24% in 2000. The lower tax benefit rate in 2000 is primarily due to the fact that the Antitrust Fine payable to the DOJ was not tax deductible and a portion of the U.S. Antitrust Litigation settlement was not tax deductible. (See Note J of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    Net Loss and Loss Per Share -- During 2001, net loss decreased to ($41.7) million from a net loss of ($189.7) million in 2000. Basic and diluted loss per share for 2001 decreased to ($0.69) per share from ($3.22) per share for 2000. The impact of special charges on basic and diluted loss per share was ($0.03) and ($2.71) for the years ended December 31, 2001 and 2000, respectively. The impact of net restructuring charges on basic and diluted loss per share was ($0.17) and ($0.14) for the years ended December 31, 2001 and 2000, respectively. The impact on basic and diluted loss per share related to the Company's Internet operating loss, excluding the Internet related net restructuring charges discussed above, was ($0.16) per share and ($0.52) per share in 2001 and 2000, respectively.

    Financial Condition as of December 31, 2002 -- During 2002, total cash and cash equivalents decreased $44.9 million primarily due to the factors discussed below.

    Net cash used by operations was $17.1 million during 2002 and was largely the result of a net loss from operations, as well as approximately $32.7 million of retention payments to a group of key employees (see Note R of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'). Also influencing cash used by operations during 2002 is a $55.8 million increase in the amount due to consignors partially offset by a $33.4 million increase in accounts receivable, both principally resulting from increased Auction Sales during the fourth quarter of 2002 as compared to the same period in 2001.

    Net cash used by investing activities was $3.2 million during 2002 and was primarily due to the funding of new client loans and capital expenditures, partially offset by the collection of maturing client loans.

    Net cash used by financing activities was $27.6 million during 2002 and was primarily the result of the repayment in August 2002 of $30 million in borrowings under the Term Facility of the Amended and Restated Credit Agreement.

    (See Consolidated Statements of Cash Flows under Item 8, 'Financial Statements and Supplementary Data.')

    Commitments as of December 31, 2002 -- The table below summarizes the Company's material contractual obligations and commitments as of December 31, 2002.

                                                            PAYMENTS DUE BY PERIOD
                                              ---------------------------------------------------
                                                         LESS THAN   1 TO 3    3 TO 5     AFTER
                                               TOTAL     ONE YEAR     YEARS     YEARS    5 YEARS
                                               -----     --------     -----     -----    -------
                                                            (THOUSANDS OF DOLLARS)
Principal payments on borrowings:
    Amended and Restated Credit
      Agreement (1).........................  $100,000   $100,000    $    --   $    --   $     --
    Long-term debt (2)......................   100,000         --         --        --    100,000
                                              --------   --------    -------   -------   --------
        Sub-total...........................   200,000    100,000         --        --    100,000
                                              --------   --------    -------   -------   --------
Interest payments on borrowings:
    Amended and Restated Credit
      Agreement (1).........................     1,317      1,317         --        --         --
    Long-term debt (2)......................    44,116      6,875     13,750    13,750      9,741
                                              --------   --------    -------   -------   --------
        Sub-total...........................    45,433      8,192     13,750    13,750      9,741
                                              --------   --------    -------   -------   --------
Other commitments:
    Operating lease obligations (3).........   130,201     16,124     26,850    23,215     64,012
    Retention programs (4)..................    16,300     15,900        400        --         --
    DOJ antitrust fine (5)..................    39,000      6,000     18,000    15,000         --
    European Commission fine (5)............    21,350     21,350         --        --         --
    International Antitrust Litigation
      settlement (5)........................    20,000     20,000         --        --         --
    Guarantees to consignors (6)............       641        641         --        --         --
    Employment agreements (7)...............     1,979      1,731        248        --         --
                                              --------   --------    -------   -------   --------
        Sub-total...........................   229,471     81,746     45,498    38,215     64,012
                                              --------   --------    -------   -------   --------
            Total...........................  $474,904   $189,938    $59,248   $51,965   $173,753
                                              --------   --------    -------   -------   --------
                                              --------   --------    -------   -------   --------

---------

(1) Represents the outstanding principal and approximate interest payments due under the Amended and Restated Credit Agreement, which was refinanced on February 7, 2003 in conjunction with the sale-leaseback transaction involving the York Property. The lease for the York Property will be accounted for as a long-term capital lease. Therefore, these borrowings are classified as non-current in the Company's Consolidated Balance Sheet at December 31, 2002. (See Notes G, I and K of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

(2) Represents the aggregate outstanding principal and semi-annual interest payments due on the Company's long-term debt. (See Note I of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

(3) See Note K of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.'

(4) See Note R of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.' Certain employees granted awards under the Company's retention programs received cash payments of approximately $12.3 million in the first quarter of 2003.

(5) See Item 3, 'Legal Proceedings,' and Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.' The Company funded the $21.4 million fine payable to the European Commission on February 5, 2003 and $6 million of the fine payable to the DOJ on February 6, 2003.

(6) On certain occasions, the Company guarantees to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property does not sell, the amount of the guarantee must be paid). The amount disclosed in the commitments chart above consists of approximately $1.4 million in gross auction guarantees less prefunded amounts. (See Note Q of Notes to Consolidated Financial Statements under
    Item 8, 'Financial Statements and Supplementary Data.')
                                              (footnotes continued on next page)

(footnotes continued from previous page)

(7) Represents the aggregate commitment for future salaries related to employment agreements with certain key employees, excluding incentive bonuses and awards in conjunction with the Company's retention programs. (See Note Q of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    The Discount Certificates to be distributed as part of the U.S. Antitrust Litigation (see Item 3, 'Legal Proceedings,' and Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data') will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash four years after the date they are first issued. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that is recorded in the Company's Consolidated Balance Sheets within current and long-term settlement liabilities. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs during the second quarter of 2003.

    Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $12.0 million as of December 31, 2002. (See Notes D and Q of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    Contingencies -- (See Note Q of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data' for information on contingencies.)

    Derivatives -- The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company's global treasury function. The Company's primary objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

    The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to short-term foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133 and are recorded on the Company's Consolidated Balance Sheets at their fair value with the changes in the fair value of the derivative being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, 'Foreign Currency Translation.' As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. During 2002 and 2001, such costs, which are reflected in other income/(expense), were not material to the Company's results of operations.

    The Company's Consolidated Balance Sheet at December 31, 2002 includes an asset of approximately $0.4 million recorded within other current assets reflecting the fair value of the Company's forward exchange contracts.

    (See Note O of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    Liquidity and Capital Resources -- The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements.

    As of December 31, 2002, the Company's credit agreement (the 'Amended and Restated Credit Agreement') provided for two separate credit facilities consisting of: (1) a senior secured term facility (the 'Term Facility') of $100 million and (2) a senior secured revolving credit facility (the 'Revolving Facility') of up to $100 million. At December 31, 2002, the Company had outstanding borrowings of $100 million under the Term Facility with repayment due on February

11, 2003. The Company had no outstanding borrowings under the Revolving Facility at December 31, 2002. (See Note I of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

    On February 7, 2003, the Company completed the sale of the York Property to an affiliate of RFR Holding LLC ('RFR') for $175 million in cash. Net cash proceeds of approximately $167 million, after deducting taxes and fees related to the transaction, were used in part to repay the $100 million in outstanding borrowings under the Term Facility. The Company then leased the York Property back from RFR for an initial 20-year term, with options to extend the lease for two additional 10-year terms. Rental payments during the initial term are approximately $18 million per year, escalating 7% every three years during the term of the lease. (See Notes G and K of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data' for additional information on the sale-leaseback transaction.)

    Also on February 7, 2003, the Company extended the maturity date of the Amended and Restated Credit Agreement from February 11, 2003 to February 6, 2004. The new borrowing capacity under the Amended and Restated Credit Agreement is $75 million, which includes a $20 million loan under the Term Facility and $55 million available under the Revolving Facility. The Company paid amendment and arrangement fees of $1.7 million in connection with the extension of the Amended and Restated Credit Agreement.

    The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, any borrowings by the Company's U.K. affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes. Borrowings under the Term Facility and the Revolving Facility generally bear interest equal to: (i) LIBOR plus 3.5% or (ii) the Prime Rate plus 2.5%, as selected by the Company. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of December 31, 2002.

    The Company currently believes that operating cash flows, current cash balances and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements through February 6, 2004. Such operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan program and capital expenditures, as well as the $20 million settlement related to the International Antitrust Litigation (see Item 3, 'Legal Proceedings' and Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'), the $16.5 million in aggregate monthly rent payments due under the York Property capital lease obligation (see Note K of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'), the $16.1 million in short-term operating lease obligations, the $6.9 million in total interest payments due on August 1, 2003 and February 1, 2004 related to the Company's long-term debt securities (see Note I of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'), the $6.0 million payment due on February 6, 2004 under the Company's DOJ antitrust fine (see Item 3, 'Legal Proceedings' and Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'), the $4.0 million in payments due under the Company's retention programs (see Note R of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data') and the redemption of Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Item 3, 'Legal Proceedings' and Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data').

    As discussed above, the Amended and Restated Credit Agreement is available through February 6, 2004. On this date, the Amended and Restated Credit Agreement will expire and any outstanding borrowings will be due and payable to the Company's existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements, as well as to fund the monthly rental payments due under the York Property capital lease obligation and the long-term commitments detailed above including the remaining payments due under the Company's DOJ antitrust fine (see Item 3, 'Legal Proceedings' and Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'), the redemption of Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Item 3, 'Legal Proceedings' and Note P of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data') and interest payments related to the Company's long-term debt securities (see Note I of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data'), an extension, amendment or refinancing of the Amended and Restated Credit Agreement will be necessary to supplement operating cash flows. Management currently believes that the Company will secure adequate long-term funding prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to secure such funding, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or ability to operate.

    Risk Factors Affecting Operating Results and Liquidity -- Operating results from the Company's Auction, Finance and Real Estate operating segments, as well as the Company's liquidity, are significantly influenced by a number of factors not within the Company's control, including:

     (1) The overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

     (2) Interest rates;

     (3) Political conditions in various nations, including the threat of war in Iraq;

     (4) Export and exchange controls;

     (5) The effects of market risk;

     (6) Competition with other auctioneers and art dealers;

     (7) The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sale consignments);

     (8) The level of guarantees or the terms of other financial arrangements offered by other auction houses;

     (9) The success of the Company in attracting and retaining qualified personnel;

    (10) The demand for art-related financing;

    (11) The supply and demand for luxury residential real estate;

    (12) The successful implementation of the Company's restructuring plans;

    (13) The impact of a decline in the equity markets or a decrease in interest rates during 2003 on the Company's plan assets and obligations related to its U.K. defined benefit pension plan;

    (14) The unfavorable trend in pension costs related to the Company's U.K. defined benefit pension plan;

    (15) The ability of the Company to support the realization of its deferred tax assets;

    (16) Market acceptance of the increase in the Company's buyer's premium rate structure for auction sales in its major salesrooms worldwide;

    (17) The final resolution of the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation; and

    (18) Preliminary and final court approval of the settlement agreement related to the International Antitrust Litigation.

    Quantitative and Qualitative Disclosure About Market Risk -- The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, consignor advances, credit facility borrowings and long-term debt. The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company's cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

    The Company enters into forward exchange contracts to hedge foreign currency transactions. The Company's forward exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on such contracts substantially offset gains and losses on the assets or transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. At December 31, 2002, the Company had $81.1 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts. The Company's Consolidated Balance Sheet at December 31, 2002 includes $0.4 million recorded within other current assets to reflect the fair value of these contracts. See Note O of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data,' for additional information on the Company's use of derivatives.

    At December 31, 2002, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $5.2 million. (See statement on Forward Looking Statements.)

    Future Impact of Recently Issued Accounting Standards -- In July 2002, the Financial Accounting Standards Board (the 'FASB') issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).' SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. In accordance with the standard, the Company will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

    In November 2002, the FASB issued FASB Interpretation ('FIN') No. 45, 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,' which supersedes FIN No. 34, 'Disclosure of Indirect Guarantees of Indebtedness of Others.' FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of December 31, 2002 and is currently evaluating the recognition and measurement provisions of the standard.

    In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123,' which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002.

    Forward Looking Statements -- This Form 10-K contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the following, which are not ranked in any particular order:

    (1) The factors listed under 'Risk Factors Affecting Operating Results and Liquidity' above; and

    (2) The seasonality of the Company's auction business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See the discussion under this caption contained in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of SOTHEBY'S HOLDINGS, INC.
New York, New York

    We have audited the accompanying consolidated balance sheets of Sotheby's Holdings, Inc. and subsidiaries (or the 'Company') as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed at Item 15d. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Notes B and H of Notes to the Consolidated Financial Statements, the Company has changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
New York, New York
March 3, 2003

                            SOTHEBY'S HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001       2000
                                                                ----       ----       ----
                                                                  (THOUSANDS OF DOLLARS,
                                                                  EXCEPT PER SHARE DATA)
Revenues:
    Auction and related revenues............................  $297,688   $286,513   $ 336,027
    Other revenues..........................................    47,407     49,650      61,761
                                                              --------   --------   ---------
        Total revenues......................................   345,095    336,163     397,788
                                                              --------   --------   ---------

Expenses:
    Direct costs of services................................    56,949     63,695      81,971
    Salaries and related costs..............................   151,170    159,575     179,378
    General and administrative expenses.....................    99,391     98,403     130,500
    Depreciation and amortization expense...................    24,278     25,456      23,891
    Retention costs.........................................    22,564     19,754       3,428
    Net restructuring charges...............................     1,961     16,532      12,634
    Special charges.........................................    41,042      2,519     203,069
                                                              --------   --------   ---------
        Total expenses......................................   397,355    385,934     634,871
                                                              --------   --------   ---------

    Operating loss..........................................   (52,260)   (49,771)   (237,083)

    Interest income.........................................     2,509      4,756       6,425
    Interest expense........................................   (22,683)   (26,431)    (18,760)
    Other income (expense)..................................       973       (100)       (709)
                                                              --------   --------   ---------

    Loss before taxes.......................................   (71,461)   (71,546)   (250,127)

    Income tax benefit......................................   (16,706)   (29,850)    (60,433)
                                                              --------   --------   ---------

    Net loss................................................  $(54,755)  $(41,696)  $(189,694)
                                                              --------   --------   ---------
                                                              --------   --------   ---------

    Basic and diluted loss per share........................  $  (0.89)  $  (0.69)  $   (3.22)
                                                              --------   --------   ---------
                                                              --------   --------   ---------

          See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
                           ASSETS
Current Assets:
   Cash and cash equivalents................................  $ 62,687   $107,586
   Accounts receivable, net of allowance for doubtful
     accounts of $8,073 and $9,679..........................   276,729    221,355
   Notes receivable and consignor advances, net of allowance
     for credit losses of $1,573 and $1,436.................    51,264     49,167
   Inventory, net...........................................    13,690     11,546
   Deferred income taxes....................................    11,980     38,441
   Prepaid expenses and other current assets................    41,518     33,034
                                                              --------   --------
       Total current assets.................................   457,868    461,129
                                                              --------   --------
Non-Current Assets:
   Notes receivable.........................................    44,016     52,405
   Properties, less allowance for depreciation and
     amortization of $91,259 and $85,465....................   240,796    250,343
   Goodwill.................................................    16,553     16,618
   Investments..............................................    31,217     31,924
   Deferred income taxes....................................    83,954     48,804
   Other assets.............................................     1,301      2,240
                                                              --------   --------
       Total assets.........................................  $875,705   $863,463
                                                              --------   --------
                                                              --------   --------

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Due to consignors........................................  $274,327   $197,348
   Short-term credit facility borrowings....................        --    130,000
   Accounts payable and accrued liabilities.................   106,640    128,255
   Deferred revenues........................................     5,961      5,058
   Accrued income taxes.....................................     5,459     13,517
   Short-term settlement liability..........................    55,542        376
                                                              --------   --------
       Total current liabilities............................   447,929    474,554
                                                              --------   --------
Long-Term Liabilities:
   Long-term credit facility borrowings.....................   100,000         --
   Long-term debt, net of unamortized discount of $534 and
     $602...................................................    99,466     99,398
   Long-term settlement liability...........................    70,804     83,246
   Other liabilities........................................    17,138     20,395
                                                              --------   --------
       Total liabilities....................................   735,337    677,593
                                                              --------   --------
Shareholders' Equity:
   Common Stock, $0.10 par value............................     6,153      6,131
   Authorized shares -- 125,000,000 of Class A and
     75,000,000 of Class B, Issued and outstanding
     shares -- 44,981,703 and 44,756,146 of Class A and
     16,549,650 of Class B at December 31, 2002 and 2001,
     respectively
   Additional paid-in capital...............................   202,406    199,645
   Accumulated deficit......................................   (57,884)    (3,129)
   Accumulated other comprehensive loss.....................   (10,307)   (16,777)
                                                              --------   --------
       Total shareholders' equity...........................   140,368    185,870
                                                              --------   --------
       Total liabilities and shareholders' equity...........  $875,705   $863,463
                                                              --------   --------
                                                              --------   --------

          See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002       2001        2000
                                                                ----       ----        ----
                                                                   (THOUSANDS OF DOLLARS)
Operating Activities:
    Net loss................................................  $(54,755)  $ (41,696)  $(189,694)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Depreciation and amortization expense...............    24,278      25,456      23,891
        Loss on sale of Chicago Auction Salesroom...........       191          --          --
        Stock compensation expense..........................        --          --      (1,416)
        Deferred income taxes...............................    (8,684)    (39,824)    (43,576)
        Tax benefit of stock option exercises...............        70          70         270
        Asset provisions....................................     1,259       1,946      17,642
        Asset write-offs....................................       437       7,043       3,625
        Other...............................................     1,858       3,283      (1,270)
    Changes in assets and liabilities:
        Increase in restricted cash.........................     3,994          --          --
        (Increase) decrease in accounts receivable..........   (33,391)     87,549     178,500
        Settlement recovery -- related party................        --     106,000    (106,000)
        (Increase) decrease in inventory....................    (3,831)      1,413       4,946
        Increase in prepaid expenses and other current
          assets............................................    (7,383)     (2,338)    (13,140)
        Decrease (increase) in goodwill and other long-term
          assets............................................       998       1,254        (798)
        Increase (decrease) in short-term and long-term
          settlement liabilities............................    38,822    (117,906)    237,827
        Increase (decrease) in due to consignors............    55,833     (73,137)   (150,895)
        (Decrease) increase in accrued income taxes.........    (8,450)     20,912     (27,739)
        (Decrease) increase in accounts payable and accrued
          liabilities and other liabilities.................   (28,310)       (924)     24,794
                                                              --------   ---------   ---------
            Net cash used by operating activities...........   (17,064)    (20,899)    (43,033)
                                                              --------   ---------   ---------
Investing Activities:
    Funding of notes receivable and consignor advances......  (133,258)    (73,326)   (159,323)
    Collections of notes receivable and consignor
      advances..............................................   140,263     164,028     144,000
    Capital expenditures....................................   (14,642)    (33,683)    (47,635)
    Proceeds from sale of Chicago Auction Salesroom.........     2,566          --          --
    Decrease (increase) in investments......................     1,865       2,297        (496)
                                                              --------   ---------   ---------
            Net cash (used) provided by investing
              activities....................................    (3,206)     59,316     (63,454)
                                                              --------   ---------   ---------
Financing Activities:
    Proceeds from credit facility borrowings................   100,000     299,000     250,655
    Repayments of credit facility borrowings................  (130,000)   (285,000)   (134,893)
    Proceeds from exercise of stock options.................     2,391       1,327       2,428
                                                              --------   ---------   ---------
            Net cash (used) provided by financing
              activities....................................   (27,609)     15,327     118,190
    Effect of exchange rate changes on cash.................     2,980        (783)        603
                                                              --------   ---------   ---------
    (Decrease) increase in cash and cash equivalents........   (44,899)     52,961      12,306
    Cash and cash equivalents at beginning of period........   107,586      54,625      42,319
                                                              --------   ---------   ---------
    Cash and cash equivalents at end of period..............  $ 62,687   $ 107,586   $  54,625
                                                              --------   ---------   ---------
                                                              --------   ---------   ---------
Non-Cash Activities:
    Issuance of common stock related to Shareholder
      Litigation settlement.................................  $     --   $  40,000   $      --
                                                              --------   ---------   ---------
                                                              --------   ---------   ---------

          See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   RETAINED       ACCUMULATED
                                                                    ADDITIONAL     EARNINGS          OTHER
                                           COMPREHENSIVE   COMMON    PAID-IN     (ACCUMULATED)   COMPREHENSIVE
                                               LOSS        STOCK     CAPITAL        DEFICIT          LOSS
                                               ----        -----     -------        -------          ----
                                                                 (THOUSANDS OF DOLLARS)
Balance at January 1, 2000...............                  $5,884    $156,126      $ 228,261       $(13,227)
Comprehensive loss:
   Net loss..............................    $(189,694)                             (189,694)
   Other comprehensive loss, net of
     tax -- Foreign currency translation        (1,616)                                              (1,616)
                                             ---------
Comprehensive loss.......................    $(191,310)
                                             ---------
                                             ---------
Stock options exercised..................                     21        2,870
Tax benefit associated with exercise of
 stock options...........................                                 270
Shares issued to directors...............                      1          574
Stock compensation expense...............                              (1,416)
                                                           ------    --------      ---------       --------
Balance at December 31, 2000.............                  5,906      158,424         38,567        (14,843)
                                                           ------    --------      ---------       --------
Comprehensive loss:
   Net loss..............................    $ (41,696)                              (41,696)
   Other comprehensive loss, net of
     tax -- Foreign currency translation        (1,934)                                              (1,934)
                                             ---------
Comprehensive loss.......................    $ (43,630)
                                             ---------
                                             ---------
Stock options exercised..................                      4          860
Tax benefit associated with exercise of
 stock options...........................                                  70
Issuance of common stock -- Shareholder
 Litigation Settlement...................                    220       39,780
Shares issued to directors...............                      1          511
                                                           ------    --------      ---------       --------
Balance at December 31, 2001.............                  6,131      199,645         (3,129)       (16,777)
                                                           ------    --------      ---------       --------
Comprehensive loss:
   Net loss..............................    $ (54,755)                              (54,755)
   Other comprehensive gain, net of
     tax -- Foreign currency translation         6,470                                                6,470
                                             ---------
Comprehensive loss.......................    $ (48,285)
                                             ---------
                                             ---------
Stock options exercised..................                     21        2,370
Tax benefit associated with exercise of
 stock options...........................                                  70
Shares issued to directors...............                      1          321
                                                           ------    --------      ---------       --------
Balance at December 31, 2002.............                  $6,153    $202,406      $ (57,884)      $(10,307)
                                                           ------    --------      ---------       --------
                                                           ------    --------      ---------       --------

          See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION AND BUSINESS

    Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the 'Company') conducts auctions and private sales of fine art, antiques and decorative art, jewelry and collectibles. Auction activities occur primarily in New York and London, but are also conducted elsewhere in Europe, Asia and Australia. In addition, the Company brokers and markets luxury residential real estate sales, conducts art-related financing activities and is engaged, to a lesser extent, in art education activities.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The Consolidated Financial Statements include the accounts of Sotheby's Holdings, Inc. and its wholly owned subsidiaries. The Company uses the equity method to account for its investments in Acquavella Modern Art ('AMA') and other affiliates as it does not control these entities (see Note F).

    REVENUE RECOGNITION -- Auction and related revenues, which primarily includes buyer's premium and seller's commission revenues earned on the hammer price of property sold at auction ('Auction Sales'), are recognized at the time of sale and are recorded net of shared and introductory commissions paid to unaffiliated third parties. Also included in auction and related revenues are subscription revenues, revenues earned from principal activities and private treaty revenues. Subscription revenues are earned from the sale of auction catalogues and are recognized over the twelve-month period of the subscription. Revenues earned from principal activities consist of net gains (losses) on sales of inventory, the Company's share of operating earnings (losses) from its investment in AMA (see Note F), income (loss) earned from guarantees and the gains (losses) related to the sales of loan collateral where the Company shares in the gain (loss) if the property sells either above or below its cost. Gains (losses) on sales of inventory and loan collateral are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction. The Company's share of operating earnings (losses) from its investment in AMA is recognized on a monthly basis based on the results of AMA in accordance with the equity method of accounting. Income (loss) earned from guarantees is recognized at the time of the related auction sale. Private treaty revenues are earned through the brokering of art and collectible purchases and sales and are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction.

    Other revenues consist principally of revenues from real estate brokerage operations and art-related financing activities. Brokerage commissions earned by the Real Estate segment are recognized upon the closing of the related sale and are reported net of commission payments to independent contractors. Revenues from the Finance segment principally consist of interest income earned on notes receivable and consignor advances, which are recognized when earned based on the amount of the outstanding loan and the length of time the loan was outstanding during the period. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, any cash receipts subsequently received are thereafter directly applied to reduce the recorded investment in the loan.

    DIRECT COSTS OF SERVICES -- Direct costs of services, which primarily include the costs of obtaining and marketing property for auctions, are generally expensed at the time of sale.

    CASH AND CASH EQUIVALENTS -- At December 31, 2002, cash and cash equivalents included restricted cash balances of approximately $9.4 million, of which $5.4 million relate to bank guarantees on rental obligations in the U.S. and Europe and $4.0 million relate to client down payments held by the Real Estate segment that will be disbursed upon the closing of the related real estate sale. The restricted cash balances covering the rental obligations were replaced by letters of credit under the Amended and Restated Credit Agreement in February 2003 and became unrestricted.

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

    The Company capitalizes interest expense on projects when construction requires a period of time to get the assets ready for their intended use. Capitalized interest is allocated to properties once placed in service and amortized over the life of the related assets. Capitalized interest totaled approximately $0.6 million and $1.2 million in 2001 and 2000, respectively.

    FINANCIAL INSTRUMENTS -- The carrying amounts of cash and cash equivalents, notes receivable, consignor advances and credit facility borrowings are reasonable estimates of their fair value due to the variable interest rates associated with each of these financial instruments.

    DERIVATIVES -- The Company's forward exchange contracts are recorded on the Company's Consolidated Balance Sheets at their fair value with any changes in their fair value being recognized currently in earnings. (See Note O.)

    INVENTORY -- Inventory consists of objects purchased for investment purposes, as well as objects obtained incidental to the auction process. Inventory is valued at the lower of cost or management's estimate of net realizable value. (See Note E.)

    ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The Company's management evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Allowances are also established for probable losses inherent in the remainder of the accounts receivable balance based on historical collection data for certain aged receivable categories.

    ALLOWANCE FOR CREDIT LOSSES -- The Company's management evaluates specific loans when it becomes aware of a situation where there is doubt as to the collectibility of the loan. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Secured loans that may not be collectible are analyzed based on the current estimated realizable value of the collateral securing each loan, as well as the current creditworthiness and financial condition of each borrower. The Company establishes reserves for such secured loans that management believes are under-collateralized, and with respect to which, the under-collateralized amount may not be collectible from the borrower. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan, taking into account the current creditworthiness and financial condition of the borrower. A reserve is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan write-offs.

    GOODWILL -- Prior to January 1, 2002, goodwill was amortized on a straight-line basis over useful lives ranging from fifteen to forty years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangible Assets,' which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment on an annual basis and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of the Auction and/or Real Estate reporting units below their recorded book values.
(See Note H.)

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

    EARNINGS (LOSS) PER SHARE -- Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of outstanding shares of common stock. Since the Company reported a net loss in 2002, 2001 and 2000, stock options were excluded from the calculation of the weighted average number of shares in those years, as they would be anti-dilutive. The weighted average number of shares used for calculating basic and diluted earnings (loss) per share are as follows:

                                                            2002   2001   2000
                                                            ----   ----   ----
                                                              (IN MILLIONS)
Basic.....................................................  61.5   60.7   58.9
Dilutive effect of options................................    --     --     --
                                                            ----   ----   ----
Diluted...................................................  61.5   60.7   58.9
                                                            ----   ----   ----
                                                            ----   ----   ----

    There were no reconciling items between net loss for basic and diluted loss per share.

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

    STOCK-BASED COMPENSATION -- As permitted under SFAS No. 123, 'Accounting for Stock-Based Compensation,' the Company has elected to measure stock-based compensation using the intrinsic value approach under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS
No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria.

    Had compensation cost for the 1987 Stock Option Plan and the 1997 Stock Option Plan been determined based on the fair value at the grant date for awards subsequent to January 1, 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been equal to the pro forma amounts indicated below:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2002       2001       2000
                                                          ----       ----       ----
Net loss, as reported.................................  $(54,755)  $(41,696)  $(189,694)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for
  all awards, net of tax effects......................   (16,935)   (24,284)    (21,311)
                                                        --------   --------   ---------
Pro forma net loss....................................  $(71,690)  $(65,980)  $(211,005)
                                                        --------   --------   ---------
                                                        --------   --------   ---------
Loss per share:
    Basic and diluted loss per share -- as reported...  $  (0.89)  $  (0.69)  $   (3.22)
                                                        --------   --------   ---------
                                                        --------   --------   ---------
    Basic and diluted loss per share -- pro forma.....  $  (1.17)  $  (1.09)  $   (3.58)
                                                        --------   --------   ---------
                                                        --------   --------   ---------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants issued in 2002, 2001 and 2000:

                                                 2002       2001       2000
                                                 ----       ----       ----
Dividend yield...............................      --         --         --
Expected volatility..........................    53.7%      39.0%      35.0%
Risk-free rate of return.....................     3.7%       5.5%       6.0%
Expected life................................  2.6 years  4.5 years  7.5 years

    The compensation cost generated by the Black-Scholes model may not be indicative of the future benefit received by the option holder.

    In December 2002, the Financial Accounting Standards Board (the 'FASB') issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123,' which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS
No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002.

    (See Note L for additional information on the 1987 Stock Option Plan and the 1997 Stock Option Plan.)

    VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS -- The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

    RECLASSIFICATIONS -- Certain amounts in the 2001 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

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

    RECENTLY ISSUED ACCOUNTING STANDARDS -- In July 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).' SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. In accordance with the standard, the Company will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

    In November 2002, the FASB issued FASB Interpretation ('FIN') No. 45, 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,' which supersedes FIN No. 34, 'Disclosure of Indirect Guarantees of Indebtedness of Others.' FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of December 31, 2002 and is currently evaluating the recognition and measurement provisions of the standard.

NOTE C -- SEGMENT REPORTING

    The Company has three reportable segments consisting of Auction, Real Estate and Finance. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of the Company's segments, regularly evaluates financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before income taxes and excluding special charges (see Note P), costs related to the Company's retention programs (see Note R) and net restructuring charges (see Note S).

    The Auction segment is an aggregation of operations in North America, Europe and Asia as they are similar in service, customers and the way in which the service is provided. The Auction segment currently conducts both live and Internet auctions of property in which the Company generally functions as an agent accepting property on consignment from its selling clients. In addition to auctioneering, the Auction segment is engaged in a number of related activities including the purchase and resale of art and other collectibles and the brokering of art and collectible purchases and sales through private treaty sales. The Real Estate segment provides brokerage, marketing and consulting services for luxury residential, resort, farm and ranch properties nationally and internationally. The Finance segment provides art-related financing generally secured by works of art that the Company either has in its possession or that the Company permits the borrower to possess (see Note D). Other primarily includes art education activities.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note B). Revenues are attributed to geographic areas based on the location of the actual sale.

    For the year ended December 31, 2002:

                                      AUCTION    REAL ESTATE   FINANCE    OTHER     TOTAL
                                      -------    -----------   -------    -----     -----
                                                     (THOUSANDS OF DOLLARS)
Revenues............................  $297,688     $36,640     $5,997    $ 4,770   $345,095
Interest income.....................     7,020           3         31         38      7,092
Interest expense....................    19,708          --        307         44     20,059
Depreciation and amortization.......    21,423       2,663         --        192     24,278
Segment (loss)/profit...............    (7,939)      6,307       (452)    (1,186)    (3,270)

    For the year ended December 31, 2001:

                                     AUCTION    REAL ESTATE   FINANCE    OTHER     TOTAL
                                     -------    -----------   -------    -----     -----
                                                    (THOUSANDS OF DOLLARS)
Revenues...........................  $286,513     $33,176     $11,303   $ 5,171   $336,163
Interest income....................    14,338          12          --        59     14,409
Interest expense...................    23,197           1         307        --     23,505
Depreciation and amortization......    22,874       2,398          --       184     25,456
Segment (loss)/profit..............   (31,105)      3,598        (931)   (1,377)   (29,815)

    For the year ended December 31, 2000:

                                     AUCTION    REAL ESTATE   FINANCE    OTHER     TOTAL
                                     -------    -----------   -------    -----     -----
                                                    (THOUSANDS OF DOLLARS)
Revenues...........................  $336,027     $37,329     $17,459   $ 6,973   $397,788
Interest income....................    20,767          25          --        64     20,856
Interest expense...................    18,288          --         307        --     18,595
Depreciation and amortization......    21,703       1,864          --       324     23,891
Segment (loss)/profit..............   (39,741)      9,812          56      (958)   (30,831)

    The following is a reconciliation of the totals reported for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Operations:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2002       2001       2000
                                                         ----       ----       ----
                                                           (THOUSANDS OF DOLLARS)
Revenues:
    Total revenues for reportable segments...........  $340,325   $330,992   $ 390,815
    Other revenues...................................     4,770      5,171       6,973
                                                       --------   --------   ---------
    Total consolidated revenues......................  $345,095   $336,163   $ 397,788
                                                       --------   --------   ---------
                                                       --------   --------   ---------
Loss:
    Total loss for reportable segments...............  $ (2,084)  $(28,438)  $ (29,873)
    Other loss.......................................    (1,186)    (1,377)       (958)
    Unallocated amounts:
        Retention costs (see Note R).................   (22,564)   (19,754)     (3,428)
        Special charges (see Note P).................   (41,042)    (2,519)   (203,069)
        Net restructuring charges (see Note S).......    (1,961)   (16,532)    (12,634)
        Amortization of discount related to
          DOJ antitrust fine and Amazon settlement
          (see Note P)...............................    (2,624)    (2,926)       (165)
                                                       --------   --------   ---------
    Consolidated loss before taxes...................  $(71,461)  $(71,546)  $(250,127)
                                                       --------   --------   ---------
                                                       --------   --------   ---------

    Other significant reconciling items are listed below:

                                                               RECONCILING
                                              SEGMENT TOTALS      ITEMS      CONSOLIDATED TOTAL
                                              --------------      -----      ------------------
                                                           (THOUSANDS OF DOLLARS)
2002
    Interest income.........................     $ 7,092        $ (4,583)(1)      $ 2,509
    Interest expense........................      20,059           2,624 (2)       22,683
2001
    Interest income.........................     $14,409        $ (9,653)(1)      $ 4,756
    Interest expense........................      23,505           2,926 (3)       26,431
2000
    Interest income.........................     $20,856        $(14,431)(1)      $ 6,425
    Interest expense........................      18,595             165 (3)       18,760

---------

(1) Represents the elimination of interest charged by Auction to Finance for funding Finance's loan portfolio.

(2) Represents the amortization of discount related to the DOJ antitrust fine (see Note P).

(3) Represents the amortization of discount related to the DOJ antitrust fine and Amazon settlement (see Note P).

    Information concerning geographical areas is as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          2002        2001        2000
                                                          ----        ----        ----
                                                             (THOUSANDS OF DOLLARS)
Revenues:
    United States.....................................  $169,009    $173,204    $221,126
    United Kingdom....................................   123,323     114,962     116,801
    Other International Countries.....................    52,763      47,997      59,861
                                                        --------    --------    --------
        Total.........................................  $345,095    $336,163    $397,788
                                                        --------    --------    --------
                                                        --------    --------    --------

    As of December 31, 2002 and 2001 total assets for the Company's segments are:

                                                                 2002         2001
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
Auction.....................................................   $646,099     $647,989
Real Estate.................................................     28,332       23,895
Finance.....................................................    102,676      102,857
Other.......................................................      2,664        1,477
                                                               --------     --------
    Total...................................................   $779,771     $776,218
                                                               --------     --------
                                                               --------     --------

    The following is a reconciliation of assets for the Company's reportable segments to the amount reported in the Consolidated Balance Sheets:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
Total assets for reportable segments........................   $777,107     $774,741
Other assets................................................      2,664        1,477
Deferred tax assets.........................................     95,934       87,245
                                                               --------     --------
    Consolidated assets.....................................   $875,705     $863,463
                                                               --------     --------
                                                               --------     --------

NOTE D -- RECEIVABLES

    Accounts receivable consists of the following:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
Accounts receivable.........................................   $284,802     $231,034
Allowance for doubtful accounts.............................     (8,073)      (9,679)
                                                               --------     --------
    Total...................................................   $276,729     $221,355
                                                               --------     --------
                                                               --------     --------

    Accounts receivable primarily relates to the Company's Auction segment. Under the standard terms and conditions of the Company's Auction Sales, the Company is not obligated to pay consignors for items that have not been paid for by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at auction or negotiate a private sale.

    At December 31, 2002, approximately $58 million, or 21%, of the net accounts receivable balance was due from one purchaser. The Company collected approximately $8 million of this amount during the first quarter of 2003. The remaining $50 million is due and payable to the Company in July 2003. The Company's credit risk resulting from this receivable balance is largely offset by the remaining $47 million due to the consignor, which will not be funded by the Company until it collects the remaining amount due from the purchaser. The Company's net exposure represents a portion of its commission revenue earned from the sale.

    In certain situations, when the purchaser takes possession of the property before payment is made, the Company is liable to the consignor for the net sale proceeds. As of December 31, 2002 and 2001, accounts receivable included approximately $90.7 million and $57.8 million, respectively, of such sales. As of March 3, 2003, approximately $24.6 million of the amount outstanding at December 31, 2002 has been collected. Amounts outstanding at December 31, 2001, which remained outstanding at December 31, 2002, totaled $3.9 million. Management believes that adequate allowances have been established to provide for potential losses on these amounts.

    Notes receivable and consignor advances consists of the following:

                                                             AS OF DECEMBER 31,
                                                           ----------------------
                                                             2002         2001
                                                             ----         ----
                                                           (THOUSANDS OF DOLLARS)
Current:
    Notes receivable and consignor advances..............   $52,837     $ 50,603
    Allowance for credit losses..........................    (1,573)      (1,436)
                                                            -------     --------
                                                             51,264       49,167
Non-current:
    Notes receivable.....................................    44,016       52,405
                                                            -------     --------
        Total............................................   $95,280     $101,572
                                                            -------     --------
                                                            -------     --------

    The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company generally makes two types of secured loans:
(1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a 'consignor advance'); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in net notes receivable and consignor advances are unsecured loans totaling $23.2 million and $31.5 million at December 31, 2002 and 2001, respectively.

    Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company's share of any profit or loss is reflected in the results of the Auction segment. During the fourth quarter of 2000, the Company recorded a $9.0 million bad debt provision related to one such unsecured loan. This loan was written off against the reserve during the first quarter of 2001. The net total of all such unsecured loans was $17.0 million and $15.5 million at December 31, 2002 and 2001, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

    At December 31, 2002, one loan comprised approximately 10% of net notes receivable and consignor advances (current and non-current). The Company collected the entire outstanding balance of this loan in February 2003.

    The weighted average interest rates charged on net notes receivable and consignor advances were 5.4% and 7.9% at December 31, 2002 and 2001, respectively.

    Notes receivable and consignor advances includes loans to employees of $0.6 million and $0.7 million at December 31, 2002 and 2001, respectively. The weighted average interest rates on these loans were 6.1% and 6.8% at December 31, 2002 and 2001, respectively.

    Changes in the allowance for credit losses relating to notes receivable and consignor advances during 2002 and 2001 were as follows:

                                                             2002      2001
                                                             ----      ----
                                                              (THOUSANDS OF
                                                                DOLLARS)
Allowance for credit losses at January 1..................  $1,436   $ 11,522
Net increase in loan loss provision.......................     338         --
Write-offs................................................    (238)   (10,067)
Foreign currency exchange rate changes....................      37        (19)
                                                            ------   --------
Allowance for credit losses at December 31................  $1,573   $  1,436
                                                            ------   --------
                                                            ------   --------

NOTE E -- INVENTORY

    Inventory consists of objects purchased for investment purposes, as well as objects obtained incidental to the auction process, primarily as a result of defaults by purchasers after the consignor has been paid, the failure of guaranteed property to sell at auction at or above the minimum price guaranteed by the Company (see Note Q) and honoring the claims of purchasers.

    The cost of inventory and the related allowances to adjust the cost to management's estimated net realizable value are as follows:

                                                             AS OF DECEMBER 31,
                                                           ----------------------
                                                             2002         2001
                                                             ----         ----
                                                           (THOUSANDS OF DOLLARS)
Inventory, at cost.......................................   $17,699     $ 17,590
Net realizable value allowances..........................    (4,009)      (6,044)
                                                            -------     --------
    Total................................................   $13,690     $ 11,546
                                                            -------     --------
                                                            -------     --------

NOTE F -- INVESTMENTS

    On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation ('Matisse') for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the 'Matisse Inventory'). Upon consummation of the purchase, the Company entered into the AMA partnership agreement with Acquavella Contemporary Art, Inc. ('ACA') and contributed the Matisse Inventory to AMA. The purpose of AMA is to sell the Matisse Inventory. The term of the AMA partnership agreement, which was extended for one year in February 2003, expires on March 31, 2004.

    The Company does not control AMA; consequently, the Company uses the equity method to account for its investment in AMA and accordingly records its share of AMA's operating earnings (losses) as auction and related revenue in the Consolidated Statements of Operations. The net assets of AMA consist principally of the inventory described above. At December 31, 2002, the carrying value of this inventory was $81.2 million. The Company's 50% interest in the net assets of AMA is included in investments in the Consolidated Balance Sheets. The carrying value of the Company's investment in AMA totaled $28.7 million and $29.6 million at December 31, 2002 and 2001, respectively. The Company's share of AMA's earnings totaled $0.9 million, $0.1 million and $0.8 million in 2002, 2001 and 2000, respectively.

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

    Cash distributions from AMA are split evenly with ACA since the Company has received the return of its initial investment. To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of December 31, 2002, no such amounts were outstanding.

    At December 31, 2002 and 2001, the carrying value of the Company's investments in other affiliates totaled $2.5 million and $2.3 million, respectively. The Company does not control these affiliates; consequently, the Company uses the equity method to account for these investments. The Company has agreed to make additional capital contributions to one of these affiliates, Sotheby's Lehman Mortgage Services ('SLMS'), a joint venture involving the Company's Real Estate segment and Lehman Brothers Bank, FSB, to the extent that it requires either additional operating funds or additional capital to meet regulatory minimum capital requirements. The Management Committee of SLMS, which includes one representative of the Company, must unanimously approve any such capital contributions. The Company made no such capital contributions to SLMS during 2002 and 2001.

NOTE G -- PROPERTIES

    Properties consists of the following:

                                                            AS OF DECEMBER 31,
                                                          -----------------------
                                                             2002         2001
                                                             ----         ----
                                                          (THOUSANDS OF DOLLARS)
Land....................................................   $ 20,423     $ 20,523
Buildings and building improvements.....................    134,630      134,779
Leaseholds and leasehold improvements...................     66,178       61,926
Computer hardware and software..........................     58,931       58,619
Furniture, fixtures and equipment.......................     48,523       54,365
Construction in progress................................      1,520        3,896
Other...................................................      1,850        1,700
                                                           --------     --------
                                                            332,055      335,808
Less: accumulated depreciation..........................    (91,259)     (85,465)
                                                           --------     --------
    Total...............................................   $240,796     $250,343
                                                           --------     --------
                                                           --------     --------

    On February 7, 2003, the Company completed a sale-leaseback transaction involving its headquarters building at 1334 York Avenue, New York, NY (the 'York Property'). Net cash proceeds from the sale of the York Property were approximately $167 million, after deducting taxes and fees related to the transaction. The sale resulted in a gain of approximately $24 million, which will be deferred and amortized over the initial 20-year term of the lease. (See Note K.)

NOTE H -- GOODWILL

    On January 1, 2002, the Company adopted SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment on an annual basis and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has completed its transitional impairment test on its goodwill as of the date of adoption and determined that its goodwill was not impaired.

    The table below reconciles the net loss reported for the years ended December 31, 2001 and 2000 to the adjusted net loss, which is presented as if the Company adopted SFAS No. 142 on January 1, 2000. The table below also compares the adjusted prior year amounts to current year results.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2002       2001       2000
                                                         ----       ----       ----
                                                           (THOUSANDS OF DOLLARS)
Reported net loss....................................  $(54,755)  $(41,696)  $(189,694)
Goodwill amortization (net of taxes).................        --      1,086       1,174
                                                       --------   --------   ---------
Adjusted net loss....................................  $(54,755)  $(40,610)  $(188,520)
                                                       --------   --------   ---------
                                                       --------   --------   ---------

    The impact of goodwill amortization on basic and diluted loss per share for the years ended December 31, 2001 and 2000 is approximately $0.02 per share.

    Changes in the carrying amount of goodwill for the year ended December 31, 2002, by segment, are as follows:

                                                         AUCTION   REAL ESTATE    TOTAL
                                                         -------   -----------    -----
                                                             (THOUSANDS OF DOLLARS)
Balance as of January 1, 2002..........................  $13,307     $3,311      $16,618
Foreign currency exchange rate changes and other.......      (92)        27          (65)
                                                         -------     ------      -------
Balance as of December 31, 2002........................  $13,215     $3,338      $16,553
                                                         -------     ------      -------
                                                         -------     ------      -------

NOTE I -- CREDIT ARRANGEMENTS

    BANK CREDIT FACILITIES -- As of December 31, 2002, the Company's credit agreement (the 'Amended and Restated Credit Agreement') provided for two separate credit facilities consisting of: (1) a senior secured term facility (the 'Term Facility') of $100 million and (2) a senior secured revolving credit facility (the 'Revolving Facility') of up to $100 million. At December 31, 2002, the Company had outstanding borrowings of $100 million under the Term Facility at an interest rate of 5.2% with repayment due on February 11, 2003. At December 31, 2001, the Company had outstanding borrowings of $130 million under the Term Facility at a weighted average interest rate of 5.7%. The Company had no outstanding borrowings under the Revolving Facility at December 31, 2002 and 2001.

    On February 7, 2003, the Company refinanced the $100 million in outstanding borrowings under the Term Facility in conjunction with a sale-leaseback transaction involving the York Property. The lease for the York Property will be accounted for as a long-term capital lease. Therefore, the $100 million in outstanding borrowings under the Term Facility at December 31, 2002 are classified as non-current in the Company's Consolidated Balance Sheet. (See Notes G and K for additional information on the sale-leaseback transaction described above.)

    Additionally, on February 7, 2003, the Company extended the maturity date of the Amended and Restated Credit Agreement from February 11, 2003 to February 6, 2004. The new borrowing capacity under the Amended and Restated Credit Agreement is $75 million, which includes a $20 million loan under the Term Facility and $55 million available under the Revolving Facility. The Company paid amendment and arrangement fees of $1.7 million in connection with the extension of the Amended and Restated Credit Agreement, which will be amortized to interest expense over the extended term of the agreement.

    The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, any borrowings by the Company's United Kingdom ('U.K.') affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes. Borrowings under the Term Facility and the Revolving Facility generally bear interest equal to: (i) LIBOR plus 3.5% or (ii) the Prime Rate plus 2.5%, as selected by the Company. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of December 31, 2002.

    SENIOR UNSECURED DEBT -- In February 1999, the Company issued a tranche of long-term debt securities (the 'Notes'), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. As of December 31, 2002, the fair value of the Notes was approximately $75.1 million.

    The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants.

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

    INTEREST EXPENSE -- During 2002, 2001 and 2000, the Company incurred interest expense of $22.7 million, $26.4 million and $18.8 million, respectively, consisting of the following:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                          2002         2001         2000
                                                          ----         ----         ----
                                                              (THOUSANDS OF DOLLARS)
Amended and Restated Credit Agreement:
    Interest expense on outstanding borrowings.........  $ 6,800      $ 9,834      $ 7,531
    Amortization of amendment and arrangement fees.....    4,492        5,162        2,468
    Commitment fees....................................      482          644          495
                                                         -------      -------      -------
        Sub-total......................................   11,774       15,640       10,494
                                                         -------      -------      -------

Interest expense on long-term debt.....................    6,943        6,938        6,934
Amortization of discount related to
  DOJ antitrust fine (see Note P)......................    2,623        2,509           --
Other interest expense.................................    1,343        1,344        1,332
                                                         -------      -------      -------
        Total..........................................  $22,683      $26,431      $18,760
                                                         -------      -------      -------
                                                         -------      -------      -------

    Other interest expense principally relates to interest accrued on the unfunded obligation under the Company's Benefits Equalization Plan (see Note M).

    INTEREST PAID -- Interest paid, net of capitalized interest, totaled $16.5 million, $23.1 million and $18.6 million during 2002, 2001 and 2000, respectively.

NOTE J -- INCOME TAXES

    The significant components of the income tax benefit consist of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2002       2001       2000
                                                          ----       ----       ----
                                                            (THOUSANDS OF DOLLARS)
(Loss) income before taxes:
    Domestic..........................................  $(38,422)  $(53,016)  $(253,609)
    Foreign...........................................   (33,039)   (18,530)      3,482
                                                        --------   --------   ---------
        Total.........................................  $(71,461)  $(71,546)  $(250,127)
                                                        --------   --------   ---------
                                                        --------   --------   ---------
Income taxes -- current:
    Federal...........................................  $ (9,446)  $  6,291   $ (19,781)
    State and local...................................     1,000       (353)         --
    Foreign...........................................     3,970      3,299       2,862
                                                        --------   --------   ---------
                                                          (4,476)     9,237     (16,919)
                                                        --------   --------   ---------
Income taxes -- deferred:
    Federal and state.................................       574    (26,891)    (42,022)
    Foreign...........................................   (12,804)   (12,196)     (1,492)
                                                        --------   --------   ---------
                                                         (12,230)   (39,087)    (43,514)
                                                        --------   --------   ---------
        Total.........................................  $(16,706)  $(29,850)  $ (60,433)
                                                        --------   --------   ---------
                                                        --------   --------   ---------

    The components of deferred income tax assets and liabilities are disclosed below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
Deferred Tax Assets:
    Asset provisions and accrued liabilities................   $ 33,032     $ 47,191
    Difference between book and tax basis of depreciable and
      amortizable assets....................................      2,784           --
    Tax loss and credit carryforwards.......................    119,772       97,392
                                                               --------     --------
                                                                155,588      144,583
    Valuation allowance.....................................    (49,817)     (43,060)
                                                               --------     --------
        Total...............................................   $105,771     $101,523
                                                               --------     --------
                                                               --------     --------
Deferred tax liabilities:
    Basis difference in partnership assets..................   $  9,837     $ 10,349
    Difference between book and tax basis of depreciable and
      amortizable assets....................................         --        3,929
                                                               --------     --------
        Total...............................................   $  9,837     $ 14,278
                                                               --------     --------
                                                               --------     --------

    As of December 31, 2002, the Company has a tax asset related to U.S. federal tax loss carryovers of $48.7 million, which begin to expire in 2020 and foreign tax credit carryforwards of $9.7 million, expiring in 2004. The Company also has various foreign and state loss carryovers that expire in 2003 and thereafter. The Company provided a valuation allowance for certain state, federal and foreign losses and tax credit carryforwards of $49.8 million and $43.1 million at December 31, 2002 and 2001, respectively. The valuation allowance increased by $6.7 million and $5.8 million during 2002 and 2001, respectively. The changes in the valuation allowance resulted from management's evaluation of the utilization of state, federal and foreign operating losses and U.S. federal tax credit carryforwards. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

    The effective tax rate varied from the statutory rate as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002     2001      2000
                                                               ----     ----      ----
Statutory federal income tax rate...........................   35.0%    35.0%     35.0%
State and local taxes, net of federal tax benefit...........    4.9      8.4       9.3
Foreign taxes at rates different than U.S. rates............    2.1      3.4       0.9
Non-deductible antitrust expenses...........................  (12.6)    (1.2)     (7.4)
Effect of operating losses and tax credits..................   (4.9)    (3.0)    (13.9)
Other.......................................................   (1.1)    (0.9)      0.3
                                                              -----     ----     -----
Effective income tax rate...................................   23.4%    41.7%     24.2%
                                                              -----     ----     -----
                                                              -----     ----     -----

    Undistributed earnings of foreign subsidiaries included in consolidated retained earnings at December 31, 2002 and 2001 amounted to $76.1 million and $63.1 million, respectively. Such amounts are considered to be reinvested indefinitely or will be distributed from income in such a way that would not incur a significant tax consequence and, therefore, no provision has been made for taxes that would be payable upon distribution of these earnings.

    Total net income tax payments (refunds) during 2002, 2001 and 2000 were $4.3 million, ($14.6) million and ($0.1) million, respectively.

    The tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 related to the foreign currency translation adjustment included in Other Comprehensive Income (Loss) was approximately $3.6 million, $1.1 million and ($0.9) million, respectively.

NOTE K -- LEASE COMMITMENTS

    The Company conducts business on premises leased in various locations under long-term operating leases expiring through 2060. Net rental expense under operating leases totaled $14.4 million, $14.6 million and $16.9 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

    Future minimum lease payments under noncancelable operating leases in effect at December 31, 2002 are as follows (in thousands of dollars):

2003......................................................  $ 16,124
2004......................................................    14,115
2005......................................................    12,735
2006......................................................    12,104
2007......................................................    11,111
Thereafter................................................    64,012
                                                            --------
    Total future minimum lease payments...................  $130,201
                                                            --------
                                                            --------

    These future minimum lease payments exclude minimum sublease rental receipts of $7.2 million owed to the Company in the future under noncancelable subleases.

    In addition to the lease payments above, under the terms of certain leases, the Company is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

    On February 7, 2003, the Company sold the York Property and leased it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. The lease will be accounted for as a capital lease. Rental payments during the initial term are approximately $18 million per year, escalating 7% every three years during the term of the lease. (See
Note G.)

NOTE L -- SHAREHOLDERS' EQUITY

    COMMON STOCK -- Each share of the Company's Class A Common Stock is entitled to one vote and each share of the Company's Class B Common Stock is entitled to ten votes. Both classes of common stock share equally in cash dividend distributions, if any. The Class A Common Stock is traded on both the New York Stock Exchange and the London Stock Exchange.

    On July 23, 1999, Amazon.com, Inc. ('Amazon') purchased one million of newly issued shares of the Company's Class A Common Stock at $35.44 per share, and purchased for $10 million a three year warrant to purchase an additional one million shares at $100 per share. (See Note P.)

    On March 30, 2001, the Company deposited 1.1 million shares of its Class A Common Stock with a fair market value of $20 million in an escrow account to extinguish a portion of the remaining liability related to the Shareholder Litigation settlement. On April 25, 2001, the Company deposited an additional
1.1 million shares of its Class A Common Stock in an escrow account to extinguish the remaining liability associated with the Shareholder Litigation. (See Note P.)

    PREFERRED STOCK -- In addition to the Class A Common Stock and Class B Common Stock outstanding, the Company has the authority to issue 50 million shares of no par value Preferred Stock. No such shares were issued and outstanding at December 31, 2002 and 2001.

    STOCK OPTION PLANS -- As of December 31, 2002, the Company has reserved 17.6 million shares of Class B Common Stock for future issuance in connection with the 1987 Stock Option Plan (the '1987 Plan') and the 1997 Stock Option Plan (the '1997 Plan'). The 1997 Plan succeeded the 1987 Plan.

    Pursuant to both stock option plans, options are granted with an exercise price equal to or greater than fair market value at the date of grant. Options granted subsequent to September 1992 and through December 1996 pursuant to the 1987 Plan, and options granted subsequent to December 1996 pursuant to the 1997 Plan, generally vest and become exercisable ratably in each of the second, third, fourth, fifth and sixth years after the date of grant (except in the U.K. where certain options vest three-fifths in the fourth year and one-fifth in each of the fifth and sixth years after the date of grant). All options granted on or after April 29, 1997 will vest immediately upon a change of control (as defined in the 1997 Plan document). The options are exercisable into shares of Class B Common Stock, which are authorized but unissued shares. The shares of Class B Common Stock issued upon exercise are freely convertible into an equivalent number of shares of Class A Common Stock. Pursuant to both stock option plans, options generally expire ten years after the date of grant.

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

    In January 2002, the Compensation Committee approved a grant of 1.6 million options pursuant to the 1997 Plan which were due to vest the earlier of one year from the date of grant or the day after the Company's Class A Common Stock closes at or above $30 per share for ten consecutive trading days. These options vested in January 2003 as the Company's Class A Common Stock did not close at or above $30 per share for ten consecutive trading days during the one-year period after the date of grant. Such options will expire the earlier of five years after the date of grant or six months after the Company's Class A Common Stock closes at or above $30 per share for ten consecutive trading days.

    In February 2003, the Compensation Committee of the Board of Directors approved a one-time exchange offer of restricted stock or cash for stock options to eligible employees that hold certain stock options with an exercise price above $18 under the 1987 Plan and the 1997 Plan (the 'Exchange Offer'). The issuance of the restricted stock is subject to shareholder approval. The determination as to whether an individual can receive restricted stock or cash is dependent upon the number of underlying options that each employee holds. The amount of restricted stock that can be issued or cash that can be paid to each employee under the Exchange Offer is calculated using a discounted option pricing valuation model based on the number of eligible options held. Assuming that all employees accept the Exchange Offer, the total amount of options to be cancelled is estimated to be approximately 7.7 million. The number of shares of restricted stock that will be issued, assuming that all eligible employees accept the Exchange Offer, is estimated to be approximately 1.1 million shares. These shares will be issued to each employee upon acceptance of the Exchange Offer at the market price of the Company's Class A Common Stock at that time and will be expensed over a four-year vesting period.

    At December 31, 2002, there were outstanding options under the 1997 Plan and the 1987 Plan for the purchase of 14.5 million shares, at prices ranging from $10.87 to $38.25 per share. Stock option transactions during 2002, 2001 and 2000 are summarized as follows (shares in thousands):

                                                 SHARES                OPTIONS OUTSTANDING
                                              RESERVED FOR    --------------------------------------
                                             ISSUANCE UNDER                              WEIGHTED
                                               THE PLANS      SHARES       PRICES      AVERAGE PRICE
                                               ---------      ------       ------      -------------
    Balance at January 1, 2000.............      14,025        9,199    $10.87-42.63      $21.94
        Shares reserved....................       4,000
        Options granted....................                    6,750    $16.63-29.06      $21.34
        Options canceled...................                   (2,554)   $10.87-42.38      $19.35
        Options exercised..................        (167)        (167)   $10.87-24.25      $14.22
                                                 ------       ------    ------------      ------
    Balance at December 31, 2000...........      17,858       13,228    $10.87-42.63      $22.13
        Options granted....................                    1,785    $11.24-26.38      $22.63
        Options canceled...................                     (819)   $10.87-42.63      $23.81
        Options exercised..................         (53)         (53)   $10.87-24.25      $16.16
                                                 ------       ------    ------------      ------
    Balance at December 31, 2001...........      17,805       14,141    $10.87-42.63      $22.11
        Options granted....................                    1,650    $13.69-14.14      $13.70
        Options canceled...................                   (1,145)   $10.87-42.63      $23.17
        Options exercised..................        (172)        (172)   $10.87-14.75      $12.88
                                                 ------       ------    ------------      ------
    Balance at December 31, 2002...........      17,633       14,474    $10.87-38.25      $21.18
                                                 ------       ------    ------------      ------
                                                 ------       ------    ------------      ------

    During 2000, the Company's former Chief Executive Officer relinquished 1.9 million options issued pursuant to the 1997 Plan and the 1987 Plan (with exercise prices ranging from $10.87 to $24.25) pursuant to an agreement between the Company and the former Chief Executive Officer related to the Department of Justice investigation and other related matters (see Note P).

    The following table summarizes information about options outstanding at December 31, 2002 (shares in thousands):

                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               ----------------------------------------------   ---------------------------
                                             WEIGHTED AVERAGE
                               OUTSTANDING      REMAINING         WEIGHTED      EXERCISABLE     WEIGHTED
    RANGE OF PRICES            AT 12/31/02   CONTRACTUAL LIFE   AVERAGE PRICE   AT 12/31/02   AVERAGE PRICE
    ---------------            -----------   ----------------   -------------   -----------   -------------
    $10.8700 - 12.7875.......       628         5.3 years          $11.08            388         $10.98
    $12.7876 - 17.0500.......     2,485         3.4 years          $14.08            835         $14.81
    $17.0501 - 21.3125.......     5,477         6.1 years          $18.88          3,166         $18.85
    $21.3126 - 25.5750.......     2,682         7.0 years          $24.12          1,248         $23.85
    $25.5751 - 29.8375.......     2,067         7.5 years          $26.43          1,362         $26.43
    $29.8376 - 34.1000.......        16         6.6 years          $31.93             10         $31.93
    $34.1001 - 38.2500.......     1,119         6.1 years          $36.98            724         $37.00
                                 ------         ---------          ------          -----         ------
                                 14,474         6.0 years          $21.18          7,733         $21.88
                                 ------         ---------          ------          -----         ------
                                 ------         ---------          ------          -----         ------

    The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $4.99, $9.15 and $10.77, respectively. At December 31, 2002,
2001 and 2000, 7.7 million, 5.8 million and 3.4 million options were exercisable at weighted average exercise prices of $21.88, $21.02 and $19.67, respectively.

    PERFORMANCE SHARE PURCHASE PLAN -- As of December 31, 2002, the Company has reserved 1.9 million shares of Class B Common Stock for issuance in connection with the Performance Share Purchase Plan (the 'Performance Plan'). At December 31, 2002, 25,000 options were outstanding under the Performance Plan.

    The following table summarizes information about options outstanding at December 31, 2002 under the Performance Plan (shares in thousands):

                                             SHARES                 OPTIONS OUTSTANDING
                                          RESERVED FOR    ---------------------------------------
                                         ISSUANCE UNDER                               WEIGHTED
                                            THE PLAN      SHARES       PRICE        AVERAGE PRICE
                                            --------      ------       -----        -------------
Balance at January 1, 2000.............      1,975          450      $3.69-5.03         $4.61
    Options canceled...................         --         (147)     $3.69-5.03         $4.58
    Options exercised..................        (17)         (17)     $     3.69         $3.69
                                             -----         ----      ----------         -----
Balance at December 31, 2000...........      1,958          286      $3.69-5.03         $4.69
    Options canceled...................         --           --              --            --
    Options exercised..................         --           --              --            --
                                             -----         ----      ----------         -----
Balance at December 31, 2001...........      1,958          286      $3.69-5.03         $4.69
    Options canceled...................         --         (213)     $     5.03         $5.03
    Options exercised..................        (48)         (48)     $     3.69         $3.69
                                             -----         ----      ----------         -----
Balance at December 31, 2002...........      1,910           25      $     3.69         $3.69
                                             -----         ----      ----------         -----
                                             -----         ----      ----------         -----

    Pursuant to the Performance Plan, options are granted with an exercise price equal to at least 25% of the fair market value of the Class B Common Stock at the date of grant.

    Options granted under the Performance Plan are exercisable upon the fulfillment of certain performance criteria, based on the Company's earnings per share or return on equity, or both, as determined by the Compensation Committee or the Section 162(m) Subcommittee thereof, as applicable, as well as fulfillment of time vesting requirements. The options, which generally have a three-year performance period, time vest regardless of achieving the performance goal, in one third increments on each of the third, fourth and fifth anniversaries of the date of grant. If the performance goal has been achieved at the time these options begin time vesting, the options will become exercisable when the time vesting requirement is met. If the performance goal has not been achieved by the end of the performance period, the options will not become exercisable upon time vesting. Rather, the designated performance goal will automatically be adjusted, and the performance period will be extended one year. Upon achievement of the adjusted performance goal, the options will be exercisable to the extent they have time vested. If the adjusted performance goal is not achieved by the end of the fifth year after the date of grant, the options will expire. During the term of each Performance Plan option, the option accrues dividend equivalents (if dividends are declared by the Board of Directors of the Company) which are payable to the option holder when the option becomes exercisable. During 1997, the Audit and Compensation Committees approved an acceleration of the time vesting for options granted during 1996 and 1997. These options time vest on the third anniversary of the date of the grant, provided that the performance goal is achieved. The performance goal for the 1996 grant was achieved, and the options became exercisable on January 31, 1999. The performance goals for the 1997 and 1998 grants were not achieved.

    During the fourth quarter of 2000, 50,000 options issued pursuant to the 1996 Performance Plan (with an exercise price of $3.69) were relinquished by the Company's former Chief Executive Officer pursuant to an agreement between the Company and the former Chief Executive Officer related to the Department of Justice investigation and other related matters. Accordingly, in the fourth quarter of 2000, the Company recorded in special charges (see Note P) a reduction of accrued compensation cost of approximately $1.4 million previously expensed for these options.

    STOCK COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS -- Effective April 30, 1998, the Company amended the Director Stock Ownership Plan. As of December 31, 2002, the Company has reserved 69,635 shares of Class A Common Stock for issuance in connection with the Stock Compensation Plan for Non-Employee Directors (the 'Amended Plan'). During 2002 and 2001, the number of shares issued to non-employee directors under the Amended Plan (including deferred stock units) was 27,120. During 2000, the number of shares issued to non-employee directors under the Amended Plan (including deferred stock units) was 22,035.

NOTE M -- PENSION ARRANGEMENTS

    The Company has a defined contribution plan for United States ('U.S.') employees who have completed three consecutive months of employment (the 'Retirement Savings Plan'). The Company contributes an amount equal to 2% of each participant's eligible compensation to the plan. Additionally, participants may elect to contribute between 2% and 12% of their eligible compensation, up to the maximum amount allowable under Internal Revenue Service ('IRS') regulations, on a pre-tax basis. Employee savings are matched by a Company contribution of up to an additional 6% of the participant's eligible compensation. The Company's pension expense related to the Retirement Savings Plan totaled $3.7 million in 2002 and 2001, and $3.4 million in 2000.

    The Company also has an unfunded Benefits Equalization Plan (the 'BEP'). The BEP is available to certain officers of the Company whose contributions to the Retirement Savings Plan are limited by IRS regulations. Such officers may enter into agreements pursuant to which their salaries will be reduced and the Company will maintain accounts on their behalf in the amount of the difference between the aggregate amount of contributions that would have been made to the Retirement Savings Plan in the absence of the limitations, and the aggregate amount of contributions actually made to the Retirement Savings Plan. Employee savings are matched by a Company contribution of up to an additional 6% of the participant's eligible compensation. Contributions to the BEP earn interest at a rate equal to 3.3% above the 10-year U.S. Treasury Bond rate. During 2002, the Company entered into a final settlement agreement with its former Chief Executive Officer with respect to the Department of Justice investigation and other related matters. As part of this settlement agreement, the Company's former Chief Executive Officer relinquished $2.05 million of vested benefits under the BEP (see Note P). The total unfunded liability of the BEP was $15.4 million and $15.6 million as of December 31, 2002 and 2001, respectively, and is included within other liabilities in the Consolidated Balance Sheets. The Company's pension expense related to the BEP totaled $0.4 million in 2002 and $0.9 million in 2001 and 2000.

    The Company also makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the 'U.K. Plan'). During 2001, as a result of the Company's restructuring plans (see Note S), the Company recorded a curtailment gain of $0.4 million and special termination benefits of $0.3 million related to the U.K. Plan. The curtailment gain was reflected in the Consolidated Statement of Operations as part of the Company's net pension benefit in salaries and related costs. The special termination benefits were reflected in the Consolidated Statement of Operations as part of net restructuring charges (see Note S).

    The table below details the change in the projected benefit obligation ('PBO'), the change in the fair value of plan assets, the funded status and the net pension asset recognized in the Consolidated Balance Sheets as of December 31, 2002 and 2001 related to the U.K. Plan:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
                                                              (THOUSANDS OF DOLLARS)
PBO at beginning of year....................................   $124,998     $109,640
Service cost................................................      5,041        4,946
Interest cost...............................................      7,995        6,816
Employee contributions......................................      1,338          689
Actuarial loss..............................................     16,957        9,186
Benefits paid...............................................     (2,983)      (2,866)
Impact of curtailment.......................................         --         (735)
Special termination benefits................................         --          330
Foreign currency exchange rate changes......................     15,024       (3,008)
                                                               --------     --------
    PBO at end of year......................................   $168,370     $124,998
                                                               --------     --------
                                                               --------     --------
Fair value of plan assets at beginning of year..............   $135,037     $166,325
Actual loss on plan assets..................................    (18,695)     (25,540)
Employer contributions......................................      2,064        1,294
Employee contributions......................................      1,338          689
Benefits paid...............................................     (2,983)      (2,866)
Foreign currency exchange rate changes......................     12,976       (4,865)
                                                               --------     --------
    Fair value of plan assets at end of year................   $129,737     $135,037
                                                               --------     --------
                                                               --------     --------
(Unfunded) funded status....................................   $(38,633)     $10,039
Unrecognized transitional asset.............................        (10)        (441)
Unrecognized prior service cost.............................      1,047        1,153
Unrecognized actuarial loss.................................     59,269        6,712
                                                               --------      -------
    Prepaid pension cost recorded in the Consolidated
      Balance Sheets........................................   $ 21,673      $17,463
                                                               --------      -------
                                                               --------      -------

    The components of the net pension benefit are:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2002       2001       2000
                                                          ----       ----       ----
                                                            (THOUSANDS OF DOLLARS)
Service cost..........................................  $  5,041   $  4,946   $  5,231
Interest cost.........................................     7,995      6,816      6,670
Expected return on plan assets........................   (13,245)   (12,055)   (12,731)
Amortization of prior service cost....................       219        265        279
Amortization of actuarial gain........................      (155)    (1,297)    (1,720)
Amortization of transition asset......................      (447)      (429)      (452)
                                                        --------   --------   --------
Sub-total.............................................      (592)    (1,754)    (2,723)
Curtailment gain......................................        --       (434)        --
Special termination benefits..........................        --        330         --
                                                        --------   --------   --------
Net pension benefit...................................  $   (592)  $ (1,858)  $ (2,723)
                                                        --------   --------   --------
                                                        --------   --------   --------

    The following actuarial assumptions were used in determining the funded status of the U.K. Plan:

                                                              2002      2001
                                                              ----      ----
Weighted average discount rate..............................  5.50%     6.25%
Weighted average rate of compensation increase..............  4.00%     4.50%
Weighted average expected long-term rate of return on plan
  assets....................................................  8.00%     8.00%

NOTE N -- RELATED PARTY TRANSACTIONS

    Prior to December 1995, the Company had a loan program whereby it would directly lend money to certain officers and staff for a term of 15 years to purchase a residence under notes bearing interest at an annual rate equal to one to two percentage points below the Prime Rate. In December 1995, the majority of the loans under this program were refinanced and replaced by a bank loan program providing comparable loan terms and interest rates. The Company guarantees all repayment obligations under this bank loan program, which is available to employees at the Chief Executive Officer's discretion. For loans under this program exceeding $0.5 million, the approval of either the Compensation Committee or Executive Committee of the Board of Directors is required. All loans are immediately repayable in the event an employee leaves the Company. The amount of guarantees outstanding under this program was $1.1 million at December 31, 2002.

    The Company has another bank loan guarantee program, which is available to certain employees at the Chief Executive Officer's discretion, whereby the employee borrows directly from a bank on a demand note basis and pays interest at an annual rate equal to the Prime Rate. All of the repayment obligations of the employee are guaranteed by the Company and are repayable when an employee leaves the Company. The amount of guarantees outstanding under this program was $0.1 million at December 31, 2002.

    During 2002, 2001 and 2000, the Company recognized approximately $0.6 million, $3.8 million and $2.0 million, respectively, of commission revenue related to auction transactions with related parties.

    (See Note D for additional related party disclosures.)

NOTE O -- DERIVATIVES

    The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company's global treasury function. The Company's primary objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

    The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to short-term foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133 and are recorded on the Company's Consolidated Balance Sheets at their fair value with the changes in their fair value being recognized currently in earnings. Such changes in fair value are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, 'Foreign Currency Translation.' As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. During 2002 and 2001, such costs, which are reflected in other income (expense), were not material to the Company's results of operations.

    The Company's Consolidated Balance Sheet includes $0.4 million recorded within other current assets at December 31, 2002 reflecting the fair value of the Company's forward exchange contracts.

NOTE P -- LITIGATION AND SPECIAL CHARGES

    During 2002, 2001 and 2000, the Company recorded the following special charges in the Consolidated Statements of Operations related to the investigation by the Antitrust Division of the United States Department of Justice (the 'DOJ'), other governmental investigations and the related civil antitrust litigation, as discussed below:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                               ----      ----      ----
                                                                (THOUSANDS OF DOLLARS)
    U.S. Antitrust Litigation...............................  $    --   $   --   $100,000
    Shareholder Litigation..................................       --       --     40,000
    DOJ antitrust fine......................................       --       --     34,113
    European Commission fine................................   20,072       --         --
    International Antitrust Litigation......................   20,000       --         --
    Special recognition bonuses.............................       --       --     10,674
    Legal and other costs...................................    2,780    3,089      9,555
    U.S. Antitrust Litigation opt out claim.................    1,750       --         --
    Amazon Settlement.......................................       --       --      8,143
    Settlement with former Chief Executive Officer..........   (3,250)      --         --
    Class notification costs -- U.S. Antitrust Litigation...     (310)    (570)     2,000
    Forfeiture of Performance Plan shares...................       --       --     (1,416)
                                                              -------   ------   --------
        Total...............................................  $41,042   $2,519   $203,069
                                                              -------   ------   --------
                                                              -------   ------   --------

    In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC ('Christie's'). The Company has pled guilty to a violation of the U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. On February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The $34.1 million recorded as special charges in 2000 represents the present value of the amounts due to the DOJ. The Company has funded $12 million of the fine payable to the DOJ as follows: $3 million in each of June 2001 and February 2002, and $6 million in February 2003. The remaining $33 million of the fine is payable as follows: (a) $6 million due February 6, 2004, (b) $12 million due February 6, 2005 and (c) $15 million due February 6, 2006.

    The European Commission also conducted an investigation regarding anti-competitive practices by Christie's and the Company beginning in January 2000. On October 30, 2002, the European Commission issued a decision in which it determined that the Company and Christie's had breached the competition provisions of the Treaty Establishing the European Community by agreeing to fix selling commissions and other trading terms in connection with auctions held in the European Union between 1993 and 2000. Pursuant to this decision, the European Commission imposed a fine of approximately $20.1 million on the Company and, as a result, the Company recorded this amount in special charges in the third quarter of 2002. The European Commission fine was paid by the Company on February 5, 2003.

    A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere, including actions alleging violations of federal antitrust laws in connection with auctions in the U.S. (the 'U.S. Antitrust Litigation'). In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations (the 'Shareholder Litigation').

    On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation and recorded special charges of $100 million related to the settlement in the third quarter of 2000. On April 20, 2001, the Court approved an amended settlement agreement (the 'Amended Settlement

Agreement'). Under the Amended Settlement Agreement, the Company has deposited into an escrow account for the benefit of members of the class: (a) $206 million in cash and (b) a global vendor's commission discount certificate (the 'Global Certificate') with a face value of $62.5 million. The Court determined that the $62.5 million face value of the Global Certificate had a fair market value of not less than $50 million, which equals the value of estimated redemptions of individual vendor's commission discount certificates (the 'Discount Certificates') recorded in the Company's Consolidated Balance Sheets within current and long-term settlement liabilities. Of the cash payments made in accordance with the Amended Settlement Agreement, $156 million were funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation.

    The individual vendor's commission discount certificates to be distributed as part of the U.S. Antitrust Litigation settlement will be fully redeemable in connection with any non-Internet auction that is conducted by the Company in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash four years after the date they are first issued. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs during the second quarter of 2003.

    One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and is seeking approximately $20 million in damages. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim. The Company has recorded a special charge of $1.8 million related to this claim in the fourth quarter of 2002. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

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

    Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. Christie's was also named as a defendant in these actions. The complaints in these actions (the 'International Antitrust Litigation') contained allegations identical to the complaints in the U.S. Antitrust Litigation, but were considered separately from the U.S. Antitrust Litigation. On March 10, 2003, the Company and Christie's agreed, subject to court approval, to pay $20 million each to settle the International Antitrust Litigation. Under the settlement agreement, $10 million will be payable by the Company into an escrow account for the benefit of the members of the class of plaintiffs upon preliminary approval of the settlement by the court, and an additional $10 million will be payable by the Company upon final court approval. Preliminary court approval could occur as early as the second quarter of 2003 and final court approval could occur by the end of 2003. As a result, for the year ended December 31, 2002, the Company recorded the $20 million settlement related to the International Antitrust Litigation in special charges.

    In November 2000, pursuant to an agreement with Amazon, Inc. (the 'Amazon Agreement'), the activities of sothebys.amazon.com, the former auction website for the sale of authenticated and guaranteed art and antiques that had been operated by the Company and Amazon.com, Inc. ('Amazon') pursuant to a previous co-branded site agreement, were combined with those of sothebys.com, the Company's own auction website. The Amazon Agreement provided for Amazon to promote the sothebys.com website and otherwise provide marketing services related to sothebys.com. The Amazon Agreement also provided for releases from any potential claims related to the operation of sothebys.amazon.com and the purchase by Amazon in July 1999 of the Company's Class A Common Stock and warrants to purchase additional shares of the Company's Class A Common Stock (see Note L). The Company determined that $9.5 million of the minimum payments required under the agreement constituted consideration for the release of these claims. The $8.1 million recorded as special charges in 2000 represents the present value of the amounts that were due to Amazon in respect of the releases discussed above. In the fourth quarter of 2001, the Company terminated the Amazon Agreement and in full satisfaction of the Company's obligations under the Amazon Agreement, paid $11.6 million to Amazon and extinguished the remaining $6.3 million liability related to the Amazon settlement. (See Note S.)

    During 2002, 2001 and 2000, the Company recorded special charges of $2.8 million, $3.1 million and $9.6 million, respectively, consisting primarily of legal and other professional fees related to the investigation by the DOJ, other governmental inquiries and investigations, and the related U.S. Antitrust Litigation and Shareholder Litigation, as discussed above and in Note Q.

    During 2000, the Company recorded special charges of $2.0 million for estimated administrative costs related to the notification of the members of the class of plaintiffs in the U.S. Antitrust Litigation. During the fourth quarter of 2001, the Company recorded a $0.6 million reversal of the liability related to the class notification costs as a result of the favorable completion of negotiations with the vendor. During the fourth quarter of 2002, the Company recorded an additional $0.3 million reversal of the liability related to the class notification costs due to a lower than expected level of claims received from members of the class of plaintiffs.

    During 2000, as a result of the DOJ investigation and other related matters as discussed above, the Company recorded special charges of $10.7 million for special recognition bonuses for certain key employees. Such special recognition bonuses were in addition to the recipients' regular compensation and were paid during the fourth quarter of 2000 and first quarter of 2001.

    During 2000, 50,000 options issued pursuant to the 1996 Performance Plan were relinquished by the Company's former Chief Executive Officer pursuant to an agreement between the Company and the former Chief Executive Officer related to the DOJ investigation and other related matters (see Note L). Accordingly, in the fourth quarter of 2000, the Company recorded in special charges a reduction of accrued compensation cost of approximately $1.4 million previously expensed for these options.

    During 2002, the Company entered into a final settlement agreement with its former Chief Executive Officer with respect to the DOJ investigation and other related matters. As part of this settlement agreement, in addition to relinquishing all of her stock options in 2000 as discussed above, the Company's former Chief Executive Officer paid the Company $3.25 million. Of this amount, $2.05 million was paid by her relinquishment of vested benefits under the BEP and the remaining $1.2 million was paid in cash. As a result, the Company recorded in special charges a reduction of accrued compensation cost of $2.05 million and a recovery of $1.2 million in the first quarter of 2002.

    Settlement liabilities related to the DOJ investigation, other governmental investigations and the related civil antitrust litigation consist of the following as of December 31, 2002 and 2001:

                                                                AS OF DECEMBER 31,
                                                              ----------------------
                                                                 2002        2001
                                                                 ----        ----
                                                              (THOUSANDS OF DOLLARS)
Current:
    European Commission fine................................   $ 21,350     $    --
    International Antitrust Litigation......................     20,000          --
    U.S. Antitrust Litigation...............................      8,800          --
    DOJ antitrust fine (net of
      unamortized discount of $2,358).......................      3,642         376
    U.S. Antitrust Litigation opt out claim.................      1,750          --
                                                               --------     -------
        Sub-total...........................................     55,542         376
                                                               --------     -------
Long-term:
    U.S. Antitrust Litigation...............................     41,200      50,000
    DOJ antitrust fine (net of
      unamortized discount of $3,396).......................     29,604      33,246
                                                               --------     -------
        Sub-total...........................................     70,804      83,246
                                                               --------     -------
        Total...............................................   $126,346     $83,622
                                                               --------     -------
                                                               --------     -------

    The current portion of the liability for the Discount Certificates is based on management's estimate of redemptions expected during the twelve-month period after the balance sheet date.

    Amounts charged to the Company's settlement liabilities related to the DOJ investigation, other governmental investigations and the related U.S. Antitrust Litigation and Shareholder Litigation during 2002 and 2001 were:

                                                         DOJ
                              U.S.                    ANTITRUST    EUROPEAN    INTERNATIONAL
                           ANTITRUST    SHAREHOLDER     FINE      COMMISSION     ANTITRUST
                           LITIGATION   LITIGATION      (NET)        FINE       LITIGATION
                           ----------   ----------      -----        ----       ----------
                                                (THOUSANDS OF DOLLARS)
Settlement liability at
 January 1, 2001.........  $ 156,000     $ 40,000      $34,113     $    --        $    --
Cash payments into
 escrow..................   (106,000)          --           --          --             --
Cash payment to DOJ......         --           --       (3,000)         --             --
Cash payments to
 Amazon..................         --           --           --          --             --
Amortization of
 discount................         --           --        2,509          --             --
Termination of Amazon
 Agreement...............         --           --           --          --             --
Issuance of Class A
 Common Stock............         --      (40,000)          --          --             --
                           ---------     --------      -------     -------        -------
Settlement liability at
 December 31, 2001.......     50,000           --       33,622          --             --
European Commission
 fine....................         --           --           --      20,072             --
International Antitrust
 Litigation settlement...         --           --           --          --         20,000
U.S. Antitrust Litigation
 opt out claim...........         --           --           --          --             --
Cash payment to DOJ......         --           --       (3,000)         --             --
Amortization of
 discount................         --           --        2,624          --             --
Foreign currency exchange
 rate changes............         --           --           --       1,278             --
                           ---------     --------      -------     -------        -------
Settlement liability at
 December 31, 2002.......  $  50,000     $     --      $33,246     $21,350        $20,000
                           ---------     --------      -------     -------        -------
                           ---------     --------      -------     -------        -------


                           U.S. ANTITRUST     AMAZON
                           LITIGATION OPT   SETTLEMENT
                             OUT CLAIM        (NET)        TOTAL
                             ---------        -----        -----
                                   (THOUSANDS OF DOLLARS)
Settlement liability at
 January 1, 2001.........     $    --        $ 7,714     $ 237,827
Cash payments into
 escrow..................          --             --      (106,000)
Cash payment to DOJ......          --             --        (3,000)
Cash payments to
 Amazon..................          --         (1,781)       (1,781)
Amortization of
 discount................          --            417         2,926
Termination of Amazon
 Agreement...............          --         (6,350)       (6,350)
Issuance of Class A
 Common Stock............          --             --       (40,000)
                              -------        -------     ---------
Settlement liability at
 December 31, 2001.......          --             --        83,622
European Commission
 fine....................          --             --        20,072
International Antitrust
 Litigation settlement...          --             --        20,000
U.S. Antitrust Litigation
 opt out claim...........       1,750             --         1,750
Cash payment to DOJ......          --             --        (3,000)
Amortization of
 discount................          --             --         2,624
Foreign currency exchange
 rate changes............          --             --         1,278
                              -------        -------     ---------
Settlement liability at
 December 31, 2002.......     $ 1,750        $    --     $ 126,346
                              -------        -------     ---------
                              -------        -------     ---------

    (See Note Q for additional information on litigation related to the DOJ investigation.)

NOTE Q -- COMMITMENTS AND CONTINGENCIES

    COMMITMENTS -- In conjunction with its retention programs (see Note R), the Company entered into employment agreements with a group of certain key employees, which expire at various dates in 2003 and 2004. Such agreements provide, among other benefits, for minimum salary levels and incentive bonuses which are payable if specified Company and individual goals are attained, as well as cash awards in conjunction with the Company's retention programs. The aggregate commitment for future salaries at December 31, 2002, excluding incentive bonuses and cash awards in conjunction with the Company's retention programs, was approximately $2.0 million.

    LEGAL ACTIONS -- As discussed in Note P above, one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation has threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and is seeking approximately $20 million in damages. The parties have agreed to enter into non-binding mediation to attempt to resolve this claim, and the mediation process is underway. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date. The Company believes that its maximum potential exposure in this matter is substantially less than the amount of the claim; however, the amount of any potential loss is not currently estimatable.

    In the U.K., on June 12, 2002, the Company and Christie's each received a letter of claim from a law firm purporting to be acting on behalf of 41 identified and an unspecified number of unidentified individuals and businesses who sold items at auctions held by the Company and Christie's in London, England, during the period from September 1995 through at least February 7, 2000. The letter of claim was sent in anticipation of possible litigation seeking damages on behalf of the law firm's clients as a result of an alleged anti-competitive agreement between the Company and Christie's relating to sellers' commissions. The Company has requested further information from the law firm regarding the number and identity of its clients and the nature and amounts of their claims. The Company cannot predict at this time whether any legal proceedings will ultimately result from this letter of claim or what the amount of any damages claimed in any such legal proceedings might be. Under the terms of the settlement agreement relating to the International Antitrust Litigation (see Note P), this claim would be withdrawn upon court approval of the settlement.

    In Canada, a purported class action has been commenced in the Superior Court of Ontario against the Company, Sotheby's (Canada) Limited, Christie's and other defendants claiming damages in the amount of approximately $14 million plus costs for alleged anti-competitive activities. Under the terms of the settlement agreement relating to the International Antitrust Litigation (see Note P), this action would be dismissed upon court approval of the settlement. If the settlement is not approved, it is anticipated that a Statement of Defense will be filed denying any liability with respect to the claim.

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

    The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business, results of operations, financial condition or liquidity.

    LENDING AND OTHER CONTINGENCIES -- The Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note D). However, potential consignor advances related to such arrangements are subject to certain limitations and conditions. Unfunded commitments to extend additional credit were approximately $12.0 million at December 31, 2002.

    On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. At March 3, 2003, the Company had outstanding guarantees totaling approximately $2.3 million, which had a mid-estimate sales price of approximately $3.1 million. The property under such guarantees will be offered at auction during the second quarter of 2003. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guaranteed amount prior to the auction. As of March 3, 2003, the entire outstanding guarantee amount of $2.3 million had been funded.

    In the opinion of management, the contingencies described above and in Note P are not currently expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the possible exception of the resolution of the threatened litigation by one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation and the cash redemption of any unused Discount Certificates.

    (See Notes K and R for additional information on commitments. See Notes F, N and P for additional information on contingencies.)

NOTE R -- RETENTION PROGRAMS

    The Company maintains retention programs that provide cash awards for the retention of a group of key employees. Employees granted such cash awards will receive cash payments upon fulfillment of full-time employment through certain dates in 2003 and 2004. An employee granted a cash award under any of the foregoing arrangements who leaves the Company prior to such date will, generally, forfeit his or her right to payment. Under all of the foregoing arrangements, up to $0.2 million is payable in March 2003, up to $0.1 million is payable in April 2003, up to $0.3 million is payable in July 2003, up to $3.0 million is payable in December 2003 and up to $0.4 million is payable in January 2004.

    Certain employees granted such awards received cash payments of approximately $32.7 million during 2002 and approximately $12.3 million in the first quarter of 2003 upon the fulfillment of full-time employment through certain dates.

    All amounts related to the above retention programs are being amortized over the contractual service period. During 2002, 2001 and 2000, the Company recognized expense of approximately $22.6 million, $19.8 million and $3.4 million related to such programs.

NOTE S -- RESTRUCTURING PLANS

    During 2002, 2001 and 2000, the Company recorded the following net restructuring charges related to the restructuring plans described below:

                                                            2002      2001      2000
                                                            ----      ----      ----
                                                             (THOUSANDS OF DOLLARS)
1998 Restructuring Plan..................................  $    --   $  (660)  $    --
2000 Restructuring Plan..................................   (1,231)     (730)   12,634
2001 Restructuring Plan..................................     (989)   17,922        --
2002 Restructuring Plan..................................    4,181        --        --
                                                           -------   -------   -------
    Total................................................  $ 1,961   $16,532   $12,634
                                                           -------   -------   -------
                                                           -------   -------   -------

    1998 RESTRUCTURING PLAN -- During the second quarter of 2001, the Company reversed the remaining 1998 restructuring liability of $0.7 million related to the consolidation and integration of its New York operations into the York Property. The consolidation and integration was completed in the second quarter of 2001, and the Company determined that such amount was no longer required.

    2000 RESTRUCTURING PLAN -- During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, in December 2000, the Board of Directors approved the 2000 Restructuring Plan for the Auction segment, and the Company recorded restructuring charges of $12.6 million in the fourth quarter of 2000. As a result of the 2000 Restructuring Plan, the Company achieved savings in Internet related operating expenses by eliminating headcount and reducing marketing programs. Additionally, the Company further reduced operating expenses by consolidating certain departmental resources and sales elsewhere within the Auction segment. The consolidation and integration of the Company's live and Internet operations into the York Property in April 2001 have also contributed to savings in operating expenses. Employee terminations related to the 2000 Restructuring Plan have primarily impacted the administrative and support functions of the Auction segment. Also, as part of the 2000 Restructuring Plan, the Company commenced operations at a specially dedicated middle market salesroom at Olympia in West London in September 2001. Olympia incorporated certain departments from the Company's main U.K. auction salesroom at New Bond Street in London and from the Company's former auction salesroom in Sussex.

    During 2001, the Company recorded favorable adjustments of $0.7 million to net restructuring charges due to the reversal of a portion of the remaining liability related to the 2000 Restructuring Plan primarily as a result of severance and employee termination benefits that will not be paid because of unanticipated employee attrition and redeployment.

    During 2002, the Company recorded favorable adjustments of $1.0 million to net restructuring charges due to the reversal of a portion of the remaining liability related to the 2000 Restructuring Plan that was no longer necessary. Also during 2002, the Company recorded a favorable adjustment of $0.2 million to net restructuring charges as a result of higher than expected proceeds received from the final sale of assets related to certain activities that were exited in conjunction with the 2000 Restructuring Plan.

    The liability related to the 2000 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through December 31, 2002 were as follows:

                                           SEVERANCE     LEASE AND
                                              AND        CONTRACT
                                          TERMINATION   TERMINATION     ASSET      OTHER
                                           BENEFITS        COSTS      PROVISIONS   COSTS    TOTAL
                                           --------        -----      ----------   -----    -----
                                                           (THOUSANDS OF DOLLARS)
2000 Provision..........................    $ 7,127       $1,117        $3,844     $ 546   $12,634
Asset write-offs........................         --           --        (3,844)       --    (3,844)
                                            -------       ------        ------     -----   -------
Liability at December 31, 2000..........      7,127        1,117            --       546     8,790
Cash payments...........................     (5,423)        (334)           --      (246)   (6,003)
Adjustments to liability................       (589)         (42)           --       (99)     (730)
                                            -------       ------        ------     -----   -------
Liability at December 31, 2001..........      1,115          741            --       201     2,057
Cash payments...........................       (411)        (363)           --      (179)     (953)
Adjustments to liability................       (624)        (371)           --       (22)   (1,017)
                                            -------       ------        ------     -----   -------
Liability at December 31, 2002..........    $    80       $    7        $   --     $  --   $    87
                                            -------       ------        ------     -----   -------
                                            -------       ------        ------     -----   -------

    The 2000 Restructuring Plan included the termination of approximately 175 employees. The remaining liability under the 2000 Restructuring Plan was settled in January 2003.

    2001 RESTRUCTURING PLAN -- During the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved the 2001 Restructuring Plan in September 2001 for the Company's live auction business within the Auction segment, as well as its Finance and Real Estate segments and certain corporate departments. As a result, the Company recorded net restructuring charges of approximately $9.5 million in 2001 related to this phase of the 2001 Restructuring Plan. Of this amount, $9.1 million was recorded in the third quarter and $0.4 million was recorded in the fourth quarter. The components of these net restructuring charges are described below.

    In the third quarter of 2001, the Company decided to cease auction sales in Chicago and initiated a program to sell the building where its Chicago salesroom was located (the 'Chicago

Building'). As of the commitment date for the 2001 Restructuring Plan, the aggregate carrying value of the Chicago Building and goodwill related to the Chicago auction business was approximately $6.3 million. In the third quarter of 2001, the Company recorded a loss of approximately $3.4 million for assets to be disposed related to the Chicago auction business. In the third quarter of 2002, the Company completed the sale of the Chicago Building and recorded an unfavorable adjustment to net restructuring charges of $0.2 million principally due to lower than expected proceeds from the sale of the Chicago Building partially offset by lower than estimated closing costs associated with the transaction.

    Additionally, headcount reductions have been and continue to be made primarily within the administrative and support functions of the Company's live auction business, as well as its Finance and Real Estate segments and certain corporate departments. During 2001, the Company recorded restructuring charges of $5.8 million for severance and employee termination benefits related to these headcount reductions. Of this amount, $5.1 million was recorded in the third quarter and $0.7 million was recorded in the fourth quarter. The Company also recorded restructuring charges of $0.6 million in 2001 for contract termination and other incremental costs related to this phase of the 2001 Restructuring Plan.

    During the fourth quarter of 2001, the Company recorded favorable adjustments of $0.3 million to net restructuring charges due to the reversal of a portion of the remaining liability for the 2001 Restructuring Plan primarily due to severance and employee termination benefits related to the live auction business that will not be paid as a result of unanticipated employee redeployment and a contract termination fee that will not be incurred as a result of a better than anticipated settlement of a vendor contract.

    In the fourth quarter of 2001, as authorized by the Board of Directors, management approved a restructuring plan for the Company's online auction business within the Auction segment. As part of this plan, the Company terminated the Amazon Agreement in the fourth quarter of 2001 and, as a result, the Company incurred an early termination fee and recorded a $5.3 million restructuring charge in the fourth quarter of 2001 (see Note P). In January 2002, the Company entered into a strategic alliance with eBay, Inc. ('eBay') whereby sothebys.com online auctions were incorporated into the eBay marketplace in June 2002. Under the strategic alliance, the Company manages property flow while eBay hosts and maintains the e-commerce portion of the website. As a result of the strategic alliance, the Company recorded a $2.9 million restructuring charge related to impaired computer hardware and software. Additionally, the Company recorded restructuring charges of $0.2 million for severance and employee termination benefits related to the online auction business during each of the first quarter of 2002 and the fourth quarter of 2001.

    During 2002, the Company recorded favorable adjustments of $1.4 million to net restructuring charges due to the reversal of a portion of the remaining liability related to the 2001 Restructuring Plan that was no longer necessary.

    In total, the 2001 Restructuring Plan included the termination of approximately 150 employees worldwide.

    The liability related to the 2001 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. The restructuring charges and the amounts charged to the liability through December 31, 2002 were as follows:

                                           SEVERANCE
                                              AND        CONTRACT
                                          TERMINATION   TERMINATION     ASSET      OTHER
                                           BENEFITS        COSTS      PROVISIONS   COSTS    TOTAL
                                           --------        -----      ----------   -----    -----
                                                           (THOUSANDS OF DOLLARS)
2001 Provision..........................    $ 6,048       $ 5,385      $ 6,327     $ 449   $18,209
Asset write-offs........................         --            --       (5,890)       --    (5,890)
Cash payments...........................     (1,229)       (5,235)          --      (160)   (6,624)
Adjustments to liability................       (187)         (100)          --        --      (287)
Foreign exchange impact.................        (35)           --           --        (4)      (39)
                                            -------       -------      -------     -----   -------
Liability at December 31, 2001..........      4,597            50          437       285     5,369
2002 Provision..........................        210            --           --        --       210
Asset write-offs........................         --            --         (437)       --      (437)
Cash payments...........................     (2,794)           --           --      (137)   (2,931)
Adjustments to liability................     (1,252)          (50)          --       (89)   (1,391)
Foreign exchange impact.................        106                                    7       113
                                            -------       -------      -------     -----   -------
Liability at December 31, 2002..........    $   867       $    --      $    --     $  66   $   933
                                            -------       -------      -------     -----   -------
                                            -------       -------      -------     -----   -------

    Total remaining cash expenditures of $0.9 million related to the 2001 Restructuring Plan are expected to be paid during the first quarter of 2003.

    2002 RESTRUCTURING PLAN -- In the fourth quarter of 2002, management approved plans to further restructure the Company's Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the '2002 Restructuring Plan'). The goal of the 2002 Restructuring Plan is to improve profitability through further cost savings and other strategic actions, as described below.

    During the fourth quarter of 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million, principally consisting of $4.0 million in severance and employee termination benefits, as well as $0.1 million in lease terminations costs. The headcount reductions discussed above impact the live auction business of the Company's Auction segment primarily in North America, as well as certain corporate departments.

    In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com will be discontinued in May 2003. Subsequent to that date, the Company's Internet activities will focus on promoting the Company's live auctions through eBay's Live Auctions Technology, which allows the Company's clients to follow live auctions via the Internet and place bids online, in real time. As a result of the restructuring of the Company's strategic alliance with eBay, the Company expects to record restructuring charges in the range of $1.5 to $2.0 million in the first quarter of 2003, primarily consisting of severance and employee termination benefits. This phase of the 2002 Restructuring Plan will result in the termination of approximately 30 employees.

    During the first quarter of 2003, the Company anticipates committing to the termination in Europe of approximately 50 additional employees as part of the 2002 Restructuring Plan. These headcount reductions will further impact the live auction business of the Company's Auction segment. As a result, the Company expects to record restructuring charges in the range of $3 million in the first quarter of 2003, principally for severance and employee termination benefits.

    The liability related to the 2002 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. The restructuring charges and the amounts charged to the liability through December 31, 2002 were as follows:

                                                    SEVERANCE
                                                       AND          LEASE
                                                   TERMINATION   TERMINATION   OTHER
                                                    BENEFITS        COSTS      COSTS    TOTAL
                                                    --------        -----      -----    -----
                                                             (THOUSANDS OF DOLLARS)
2002 Provision...................................    $4,007         $124        $50    $ 4,181
Cash payments....................................       (38)          --         --        (38)
                                                     ------         ----        ---    -------
Liability at December 31, 2002...................    $3,969         $124        $50    $ 4,143
                                                     ------         ----        ---    -------
                                                     ------         ----        ---    -------

    As of December 31, 2002, total remaining cash expenditures related to the 2002 Restructuring Plan of approximately $4.1 million are expected to be made throughout 2003.

NOTE T -- QUARTERLY RESULTS (UNAUDITED)

                                                        FIRST      SECOND       THIRD      FOURTH
                                                        -----      ------       -----      ------
                                                      (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
    2002
    Auction Sales...................................  $190,059    $683,995    $208,550    $691,636
                                                      --------    --------    --------    --------
    Auction and related revenues....................  $ 35,611    $112,529    $ 36,130    $113,418
    Other revenues..................................     9,820      14,519      12,230      10,838
                                                      --------    --------    --------    --------
        Total revenues..............................  $ 45,431    $127,048    $ 48,360    $124,256
                                                      --------    --------    --------    --------
                                                      --------    --------    --------    --------
    (Loss) income before taxes......................  $(36,102)   $ 27,898    $(55,857)   $ (7,400)
                                                      --------    --------    --------    --------
                                                      --------    --------    --------    --------
    Net (loss) income...............................  $(23,105)   $ 17,855    $(42,975)   $ (6,530)
                                                      --------    --------    --------    --------
                                                      --------    --------    --------    --------
    Basic and diluted (loss) earnings per share.....  $  (0.38)   $   0.29    $  (0.70)   $  (0.11)
                                                      --------    --------    --------    --------
                                                      --------    --------    --------    --------

    2001
    Auction Sales...................................  $216,746    $726,188    $116,692    $560,283
                                                      --------    --------    --------    --------
    Auction and related revenues....................  $ 44,123    $116,992    $ 25,327    $100,071
    Other revenues..................................    13,367      12,387      13,044      10,852
                                                      --------    --------    --------    --------
        Total revenues..............................  $ 57,490    $129,379    $ 38,371    $110,923
                                                      --------    --------    --------    --------
                                                      --------    --------    --------    --------
    (Loss) income before taxes......................  $(35,198)   $ 22,274    $(53,358)   $ (5,264)
                                                      --------    --------    --------    --------
                                                      --------    --------    --------    --------
    Net (loss) income...............................  $(22,527)   $ 14,256    $(33,056)   $   (369)
                                                      --------    --------    --------    --------
                                                      --------    --------    --------    --------
    Basic and diluted (loss) earnings per share.....  $  (0.38)   $   0.23    $  (0.54)   $  (0.01)
                                                      --------    --------    --------    --------
                                                      --------    --------    --------    --------

                              REPORT OF MANAGEMENT

    The Company's consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's best estimates and judgments.

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

                       AUDIT COMMITTEE CHAIRMAN'S LETTER

    The Audit Committee (the 'Committee') of the Board of Directors consisted of four independent directors. Information as to these persons, as well as the scope of duties of the Committee, is provided in the Proxy Statement. During 2002, the Committee met seven times and reviewed with Deloitte & Touche LLP, the Internal Auditors and management, the various audit activities and plans, together with the results of selected internal audits. The Committee also reviewed the reporting of consolidated financial results and the adequacy of internal controls. The Committee recommended the appointment of Deloitte & Touche LLP to the Board of Directors. The Internal Auditors and Deloitte & Touche LLP met privately with the Committee on occasion to encourage confidential discussion as to any auditing matters.

/s/ MICHAEL BLAKENHAM

Michael Blakenham
Chairman, Audit Committee

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Information required by this item is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2003 (the 'Proxy Statement') under the captions 'Election of Directors,' 'Management -- Executive Officers,' and 'Management -- Section 16(a) Beneficial Ownership Reporting Compliance.'

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions 'Certain Compensation Arrangements,' 'Certain Transactions' and 'Compensation Committee Interlocks and Insider Participation.'

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

15(a)(1)  --  The following consolidated financial statements of Sotheby's
              Holdings, Inc. and subsidiaries, are contained in Item 8:
              Consolidated Statements of Operations -- Years ended
              December 31, 2002, 2001 and 2000; Consolidated Balance
              Sheets -- December 31, 2002 and 2001; Consolidated
              Statements of Cash Flows -- Years ended December 31, 2002,
              2001 and 2000; Consolidated Statement of Changes in
              Shareholders' Equity -- Years ended December 31, 2002, 2001 and 2000; Notes to Consolidated Financial
              Statements -- December 31, 2002.
15(a)(2)  --  The following is a list of the consolidated financial statement schedules of Sotheby's Holdings, Inc. and subsidiaries required by Item 15(d): Schedule
              II -- Valuation and Qualifying Accounts.
15(a)(3)
    3(a)  --  Amended and Restated Articles of Incorporation of Sotheby's
              Holdings, Inc., as amended, incorporated by reference to
              Exhibit 4(b) to Registration Statement No. 33-26008, SEC
              File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
    3(b) -- Amended and Restated By-Laws of Sotheby's Holdings, Inc., as amended, through August 3, 2000, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
    4(a)  --  See Exhibits 3(a) and 3(b).
    4(b)  --  Indenture, dated as of February 5, 1999, between Sotheby's
              Holdings, Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.
    4(c)  --  Fixed Rate Note, dated February 5, 1999, made by Sotheby's
              Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange
              Commission.
    4(d) -- Instrument of resignation, appointment and acceptance, dated as of December 23, 2002, by and among Sotheby's Holdings, Inc., JPMorgan Chase Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee.
   10(a)* --  Sotheby's, Inc. 1988 Benefit Equalization Plan, incorporated by reference to Exhibit 10(t) to Registration Statement No.
              33-17667.
   10(b)* --  Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994 incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   10(c)* --  Sotheby's Holdings, Inc. Performance Share Purchase Plan,
              incorporated by reference to Exhibit 10(a) to the Second
              Quarter Form 10-Q for 1996.
   10(d)* --  Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite
              Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
   10(e)  --  Agreement of Partnership of Acquavella Modern Art, dated May
              29, 1990, between Sotheby's Nevada, Inc. and Acquavella
              Contemporary Art, Inc. incorporated by reference to Exhibit
              10(b) to the Form 8-K, filed on June 7, 1990, SEC File
              No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
   10(f)  --  First Amendment to Agreement of Partnership dated December
              31, 2000, of Acquavella Modern Art, between Sotheby's
              Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(m) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              2000.
   10(g)  --  Second Amendment to Agreement of Partnership dated December
              15, 2001, of Acquavella Modern Art, between Sotheby's
              Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(k) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              2001.
   10(h)  --  Third Amendment to Agreement of Partnership dated February
              10, 2003, of Acquavella Modern Art, between Sotheby's
              Nevada, Inc. and Acquavella Contemporary Art, Inc.
   10(i)* --  Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for
              Non-Employee Directors, dated as of March 3, 1998, incorporated by reference to Exhibit 10(u) to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1998.
   10(j)  --  Amendment No. 2 dated as of July 30, 2002 to the Amended and
              Restated Credit Agreement, dated as of July 10, 2001, among
              Sotheby's Holdings, Inc., Sotheby's Inc., Oatshare Limited,
              Sotheby's Global Trading GmbH, the Lenders named thereto;
              and JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), incorporated by reference to Exhibit 10(a) to the Third
              Quarter 10-Q for 2002.
   10(k)* --  Employment Agreement between Sotheby's Holdings, Inc. and
              William F. Ruprecht, incorporated by reference to Exhibit
              10(b) to the Third Quarter 10-Q for 2001.
   10(l)* --  Amended Employment Agreement between Sotheby's Holdings,
              Inc. and William F. Ruprecht, incorporated by reference to
              Exhibit 10(a) to the First Quarter 10-Q for 2002.
   10(m)* --  Employment Agreement between Sotheby's Holdings, Inc. and
              William S. Sheridan, incorporated by reference to Exhibit
              10(b) to the Third Quarter 10-Q for 2001.
   10(n)* --  Agreement between Sotheby's Holdings, Inc. and Robin
              Woodhead, incorporated by reference to Exhibit 10(b) to the Third Quarter 10-Q for 2001.
   10(o)* --  Agreement between Sotheby's Holdings, Inc. and Donaldson
              Pillsbury, incorporated by reference to Exhibit 10(b) to the First Quarter 10-Q for 2002.
   10(p)* --  Employment Agreement between Sotheby's Holdings, Inc. and
              Mitchell Zuckerman, incorporated by reference to Exhibit
              10(b) to the Third Quarter 10-Q for 2002.
   10(q)* --  Employment Agreement, dated as of October 1, 2002, between
              Sotheby's Holdings, Inc. and Stuart Siegel.
    (21)  --  Subsidiaries of the Registrant
    (23)  --  Consent of Deloitte & Touche LLP
    (24)  --  Powers of Attorney

 (15)(b)  --  Current Report on Form 8-K: The Company filed a current report on Form 8-K with the Securities and Exchange
              Commission on October 30, 2002.
              Current Report on Form 8-K: The Company filed a current report on Form 8-K with the Securities and Exchange
              Commission on December 17, 2002.
 (15)(c)  --  The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.
 (15)(d)  --  The financial statement schedule of the Company listed in response to Item 15(a)(2) are filed pursuant to this Item
              15(d).
 (99)(a)  --  Certification of Chief Executive Officer Pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 (99)(b)  --  Certification of Chief Financial Officer Pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------

* A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K

                                                                     SCHEDULE II

                   SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                   COLUMN B           COLUMN C            COLUMN D    COLUMN E
                --------                   --------    -----------------------    --------    --------
                                          BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                          BEGINNING    COSTS AND      OTHER                   AT END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
-----------                               ---------     --------     --------    ----------    ------
                                                             (THOUSANDS OF DOLLARS)
Valuation reserve deducted in the
  balance sheet from the asset to which
  it applies:
    Receivables:
        2002 Allowance for doubtful
          accounts and credit losses....   $11,115      $ 1,728       $  484      $ 3,681      $ 9,646
        2001 Allowance for doubtful
          accounts and credit losses....   $22,935      $ 2,569       $  339      $14,728      $11,115
        2000 Allowance for doubtful
          accounts and credit losses....   $11,085      $14,646       $1,342      $ 4,138      $22,935
    Inventory:
        2002 Realizable value
          allowance.....................   $ 6,044      $ 1,885       $   --      $ 3,920      $ 4,009
        2001 Realizable value
          allowance.....................   $ 8,058      $ 1,947       $   77      $ 4,038      $ 6,044
        2000 Realizable value
          allowance.....................   $ 9,140      $ 1,734       $   --      $ 2,816      $ 8,058

    During 2000, amounts charged to the allowance for doubtful accounts include a $9.0 million provision for an unsecured loan. This loan was written off in the first quarter of 2001. (See Note D of Notes to Consolidated Financial Statements under Item 8, 'Financial Statements and Supplementary Data.')

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOTHEBY'S HOLDINGS, INC.

                                           By:     /s/ WILLIAM F. RUPRECHT
                                              ................................
                                              WILLIAM F. RUPRECHT
                                              PRESIDENT AND CHIEF EXECUTIVE
Date: March 17, 2003                           OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
                    *                       Chairman of the Board                   March 17, 2003
...........................................
            MICHAEL I. SOVERN

                    *                       Vice Chairman of the Board              March 17, 2003
...........................................
              MAX M. FISHER

                    *                       Deputy Chairman of the Board            March 17, 2003
...........................................
          MARQUESS OF HARTINGTON

         /s/ WILLIAM F. RUPRECHT            President, Chief Executive Officer      March 17, 2003
...........................................    and Director
           WILLIAM F. RUPRECHT

                    *                       Executive Vice President and            March 17, 2003
...........................................    Director
            ROBIN G. WOODHEAD

                    *                       Director                                March 17, 2003
...........................................
LORD BLACK OF CROSSHARBOUR PC(C), OC, KCSG

                    *                       Director                                March 17, 2003
...........................................
            MICHAEL BLAKENHAM

                    *                       Director                                March 17, 2003
...........................................
           GEORGE S. BLUMENTHAL

                    *                       Director                                March 17, 2003
...........................................
             STEVEN B. DODGE

                    *                       Director                                March 17, 2003
...........................................
           DR. HENRY G. JARECKI

                    *                       Director                                March 17, 2003
...........................................
             HENRY R. KRAVIS

                    *                       Director                                March 17, 2003
...........................................
             JEFFREY H. MIRO

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
                    *                       Director                                March 17, 2003
...........................................
             BRIAN S. POSNER

                    *                       Director                                March 17, 2003
...........................................
         SHARON PERCY ROCKEFELLER

                    *                       Director                                March 17, 2003
...........................................
            ROBERT S. TAUBMAN

         /s/ WILLIAM S. SHERIDAN            Executive Vice President and Chief      March 17, 2003
...........................................    Financial Officer
           WILLIAM S. SHERIDAN

          /s/ MICHAEL L. GILLIS             Senior Vice President, Controller       March 17, 2003
...........................................    and Chief Accounting Officer
            MICHAEL L. GILLIS

            /s/ WILLIAM S. SHERIDAN                                                 March 17, 2003
...........................................
           *WILLIAM S. SHERIDAN
           AS ATTORNEY-IN-FACT

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William F. Ruprecht, Chief Executive Officer of Sotheby's Holdings, Inc. ('the Company'), certify that:

    (1) I have reviewed this annual report on Form 10-K of the Company;

    (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

    (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

    (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM F. RUPRECHT
............................
William F. Ruprecht
Chief Executive Officer
Sotheby's Holdings, Inc.
March 17, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William S. Sheridan, Chief Financial Officer of Sotheby's Holdings, Inc. ('the Company'), certify that:

    (1) I have reviewed this annual report on Form 10-K of the Company;

    (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

    (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

    (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM S. SHERIDAN
............................
William S. Sheridan
Chief Financial Officer
Sotheby's Holdings, Inc.
March 17, 2003

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
  ---                            -----------
   3(a)  -- Amended and Restated Articles of Incorporation of
           Sotheby's Holdings, Inc., as amended, incorporated by
           reference to Exhibit 4(b) to Registration Statement
           No. 33-26008, SEC File No. 1-9750, on file at the
           Washington, D.C. office of the Securities and Exchange
           Commission.
   3(b)  -- Amended and Restated By-Laws of Sotheby's Holdings, Inc.,
           as amended, through August 3, 2000, incorporated by
           reference to Exhibit 3(b) to the Company's Annual Report
           on Form 10-K for the year ended December 31, 2000.
   4(a)  -- See Exhibits 3(a) and 3(b).
   4(b)  -- Indenture, dated as of February 5, 1999, between
           Sotheby's Holdings, Inc. and The Chase Manhattan Bank as
           Trustee, incorporated by reference to Exhibit 4(a) to the
           current report on Form 8-K, filed on February 10, 1999
           with the Securities and Exchange Commission.
   4(c)  -- Fixed Rate Note, dated February 5, 1999, made by
           Sotheby's Holdings, Inc. in favor of Cede & Co.,
           incorporated by reference to Exhibit 4(b) to the current
           report on Form 8-K, filed on February 10, 1999 with the
           Securities and Exchange Commission.
   4(d)  -- Instrument of resignation, appointment and acceptance, dated as of December 23, 2002, by and among Sotheby's
           Holdings, Inc., JP Morgan Chase Bank, as resigning
           trustee, and Wilmington Trust Company, as successor
           trustee.
  10(a)* -- Sotheby's, Inc. 1988 Benefit Equalization Plan,
           incorporated by reference to Exhibit 10(t) to Registration
           Statement No. 33-17667.
  10(b)* -- Sotheby's Holdings, Inc. 1987 Stock Option Plan as
           amended and restated effective June 1, 1994 incorporated
           by reference to Exhibit 10(o) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994.
  10(c)* -- Sotheby's Holdings, Inc. Performance Share Purchase Plan,
           incorporated by reference to Exhibit 10(a) to the Second
           Quarter Form 10-Q for 1996.
  10(d)* -- Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite
           Plan Document, effective January 1, 2000, incorporated by
           reference to Exhibit 10(k) to the Company's Annual Report
           on Form 10-K for the year ended December 31, 2000.
  10(e)  -- Agreement of Partnership of Acquavella Modern Art, dated
           May 29, 1990, between Sotheby's Nevada, Inc. and
           Acquavella Contemporary Art, Inc. incorporated by
           reference to Exhibit 10(b) to the Form 8-K, filed on June
           7, 1990, SEC File No. 1-9750, on file at the Washington,
           D.C. office of the Securities and Exchange Commission.
  10(f)  -- First Amendment to Agreement of Partnership dated
           December 31, 2000, of Acquavella Modern Art, between
           Sotheby's Nevada, Inc. and Acquavella Contemporary Art,
           Inc., incorporated by reference to Exhibit 10(m) to the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 2000.
  10(g)  -- Second Amendment to Agreement of Partnership dated
           December 15, 2001, of Acquavella Modern Art, between
           Sotheby's Nevada, Inc. and Acquavella Contemporary Art,
           Inc., incorporated by reference to Exhibit 10(k) to the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 2001.
  10(h)  -- Third Amendment to Agreement of Partnership dated
           February 10, 2003, of Acquavella Modern Art, between
           Sotheby's Nevada, Inc. and Acquavella Contemporary Art,
           Inc.
  10(i)* -- Sotheby's Holdings, Inc. 1998 Stock Compensation Plan for
           Non-Employee Directors, dated as of March 3, 1998,
           incorporated by reference to Exhibit 10(u) to the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1998.

 10(j)  --  Amendment No. 2 dated as of July 30, 2002 to the Amended and Restated Credit Agreement, dated as of July 10, 2001, among Sotheby's Holdings, Inc., Sotheby's Inc., Oatshare
            Limited, Sotheby's Global Trading GmbH, the Lenders named thereto; and JPMorgan Chase Bank (f/k/a The Chase
            Manhattan Bank), incorporated by reference to Exhibit
            10(a) to the Third Quarter 10-Q for 2002.
 10(k)* --  Employment Agreement between Sotheby's Holdings, Inc. and
            William F. Ruprecht, incorporated by reference to Exhibit
            10(b) to the Third Quarter 10-Q for 2001.
 10(l)* --  Amended Employment Agreement between Sotheby's Holdings,
            Inc. and William F. Ruprecht, incorporated by reference to
            Exhibit 10(a) to the First Quarter 10-Q for 2002.
 10(m)* --  Employment Agreement between Sotheby's Holdings, Inc. and
            William S. Sheridan, incorporated by reference to Exhibit
            10(b) to the Third Quarter 10-Q for 2001.
 10(n)* --  Agreement between Sotheby's Holdings, Inc. and Robin
            Woodhead, incorporated by reference to Exhibit 10(b) to the Third Quarter 10-Q for 2001.
 10(o)* --  Agreement between Sotheby's Holdings, Inc. and Donaldson
            Pillsbury, incorporated by reference to Exhibit 10(b) to the First Quarter 10-Q for 2002.
 10(p)* --  Employment Agreement between Sotheby's Holdings, Inc. and
            Mitchell Zuckerman, incorporated by reference to Exhibit
            10(b) to the Third Quarter 10-Q for 2002.
 10(q)* --  Employment Agreement, dated as of October 1, 2002, between Sotheby's Holdings, Inc. and Stuart Siegel.
 (21)   --  Subsidiaries of the Registrant
 (23)   --  Consent of Deloitte & Touche LLP
 (24)   --  Powers of Attorney
(99)(a) --  Certification of Chief Executive Officer Pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)(b) --  Certification of Chief Financial Officer Pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------

* A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K