Form 10-Q
period 2003-03-31
SOTHEBYS HOLDINGS INC
filed 2003-05-14
CIK 823094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003
Commission File Number 1-9750

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /.

As of May 7, 2003, there were outstanding 45,014,513 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,549,650 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

                                                                              PAGE
                                                                              ----
Item 1.  Financial Statements:

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 2003 and 2002                                    3

         Consolidated Balance Sheets at March 31, 2003,
         December 31, 2002 and March 31, 2002                                    4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2003 and 2002                              5

         Notes to Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    27

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                            44

Item 4.  Controls and Procedures                                                45

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                      46

Item 4.  Submission of Matters to a Vote of Security Holders                    50

Item 6.  Exhibits and Reports on Form 8-K                                       52

SIGNATURE                                                                       53

CERTIFICATIONS                                                                  54

EXHIBIT INDEX                                                                   58


PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                       --------------------------------------------
                                                             2003                     2002
                                                       --------------------    --------------------
                                                                   (THOUSANDS OF DOLLARS,
                                                                   EXCEPT PER SHARE DATA)
Revenues:
  Auction and related revenues                         $             38,133    $             35,611
  Other revenues                                                      9,488                   9,820
                                                       --------------------    --------------------
    Total revenues                                                   47,621                  45,431
                                                       --------------------    --------------------

Expenses:
  Direct costs of services                                            7,924                   9,284
  Salaries and related costs                                         36,065                  35,461
  General and administrative expenses                                23,818                  22,871
  Depreciation and amortization expense                               6,801                   5,796
  Retention costs                                                     3,479                   6,250
  Net restructuring charges                                           5,791                    (546)
  Special charges                                                       783                  (2,510)
                                                       --------------------    --------------------
    Total expenses                                                   84,661                  76,606
                                                       --------------------    --------------------

Operating loss                                                      (37,040)                (31,175)

Interest income                                                         573                   1,120
Interest expense                                                     (7,137)                 (5,768)
Other income (expense)                                                  448                    (279)
                                                       --------------------    --------------------

Loss before taxes                                                   (43,156)                (36,102)

Income tax benefit                                                  (15,536)                (12,997)
                                                       --------------------    --------------------

Net Loss                                               $            (27,620)   $            (23,105)
                                                       ====================    ====================

Basic and Diluted Loss Per Share                       $              (0.45)   $              (0.38)
                                                       ====================    ====================

Basic and Diluted Weighted Average
Shares Outstanding (in millions)                                       61.5                    61.4
                                                       ====================    ====================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,                         MARCH 31,
                                                                                   2003          DECEMBER 31,        2002
                                                                                (UNAUDITED)         2002          (UNAUDITED)
                                                                               -------------    -------------    -------------
                                                                                            (THOUSANDS OF DOLLARS)
ASSETS:
Current Assets:
   Cash and cash equivalents                                                   $      14,361    $      62,687    $      14,805
   Accounts receivable, net of allowance for doubtful accounts
     of $7,909, $8,073 and $9,141                                                    141,653          276,729          124,584
   Notes receivable and consignor advances, net of allowance for
     credit losses of $1,533, $1,573 and $1,434                                       76,053           51,264           59,368
   Inventory, net                                                                     10,088           13,690            8,663
   Deferred income taxes                                                              11,980           11,980           38,463
   Prepaid expenses and other current assets                                          42,527           41,518           31,355
                                                                               -------------    -------------    -------------
      Total Current Assets                                                           296,662          457,868          277,238
                                                                               -------------    -------------    -------------
Non-Current Assets:
   Notes receivable                                                                   26,197           44,016           48,632
   Properties, less allowance for depreciation
     and amortization of $85,182, $91,259 and $90,270                                267,741          240,796          244,526
   Goodwill                                                                           16,619           16,553           17,209
   Investments                                                                        30,689           31,217           31,273
   Deferred income taxes                                                              98,913           83,954           62,192
   Other assets                                                                        1,740            1,301            1,927
                                                                               -------------    -------------    -------------
         Total Assets                                                          $     738,561    $     875,705    $     682,997
                                                                               =============    =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
   Current Liabilities:
      Due to consignors                                                        $     113,071    $     274,327    $      95,010
      Short-term credit facility borrowings                                           25,000                -          130,000
      Accounts payable and accrued liabilities                                        66,557          106,640           79,012
      Deferred revenues                                                                5,746            5,961            5,250
      Accrued income taxes                                                             4,101            5,459           13,401
      York Property capital lease obligation                                             105                -                -
      Deferred gain on sale of York Property                                           1,129                -                -
      Settlement liabilities                                                          36,017           55,542            3,426
                                                                               -------------    -------------    -------------
         Total Current Liabilities                                                   251,726          447,929          326,099
                                                                               -------------    -------------    -------------
   Long-Term Liabilities:
      Credit facility borrowings                                                           -          100,000                -
      Long-term debt, net of unamortized discount of $516, $534 and $585              99,484           99,466           99,415
      Settlement liabilities                                                          63,836           70,804           77,854
      York Property capital lease obligation                                         172,257                -                -
      Deferred gain on sale of York Property                                          21,360                -                -
      Other liabilities                                                               16,454           17,138           15,147
                                                                               -------------    -------------    -------------
         Total Liabilities                                                           625,117          735,337          518,515
                                                                               -------------    -------------    -------------
Shareholders' Equity:
   Common Stock, $0.10 par value                                                       6,153            6,153            6,147
      Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B
      Issued and outstanding shares - 44,983,116,  44,981,703 and 44,920,364 of Class A and 16,549,650 of Class B, at March 31, 2003,
      December 31, 2002, and March 31, 2002, respectively
   Additional paid-in capital                                                        202,461          202,406          201,889
   Accumulated deficit                                                               (85,505)         (57,884)         (26,235)
   Accumulated other comprehensive loss                                               (9,665)         (10,307)         (17,319)
                                                                               -------------    -------------    -------------
         Total Shareholders' Equity                                                  113,444          140,368          164,482
                                                                               -------------    -------------    -------------
      Total Liabilities and Shareholders' Equity                               $     738,561    $     875,705    $     682,997
                                                                               =============    =============    =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  2003            2002
                                                                              ------------    ------------
                                                                                 (THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
Net loss                                                                      $    (27,620)   $    (23,105)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense                                                6,801           5,796
Deferred income taxes                                                              (14,959)        (13,403)
Tax benefit of stock option exercises                                                    -              69
Asset provisions                                                                      (638)            182
Asset write-offs                                                                       512
Other                                                                                  836             423

Changes in assets and liabilities:
Decrease in accounts receivable                                                    134,145          97,630
Decrease in inventory                                                                3,366           2,775
(Increase) decrease in prepaid expenses and other current assets                    (2,959)          1,604
Decrease in goodwill and other long-term assets                                        949             320
Decrease in short-term and long-term settlement liabilities                        (27,734)         (3,000)
Decrease in due to consignors                                                     (155,845)       (102,537)
Decrease in accrued income taxes                                                    (1,461)           (108)
Decrease in accounts payable and accrued liabilities and other liabilities         (47,188)        (53,139)
                                                                              ------------    ------------
Net cash used by operating activities                                             (131,795)        (86,493)
                                                                              ------------    ------------

INVESTING ACTIVITIES:
Funding of notes receivable and consignor advances                                 (27,275)        (39,548)
Collections of notes receivable and consignor advances                              20,322          32,218
Capital expenditures                                                                (2,885)         (3,139)
Proceeds from York Property sale-leaseback                                         167,054               -
Decrease in investments                                                                375             995
                                                                              ------------    ------------
Net cash provided (used) by investing activities                                   157,591          (9,474)
                                                                              ------------    ------------

FINANCING ACTIVITIES:
Proceeds from credit facility borrowings                                            85,000               -
Repayments of credit facility borrowings                                          (160,000)              -
Decrease in York Property capital lease obligation                                  (1,506)              -
Proceeds from exercise of stock options                                                  -           1,942
                                                                              ------------    ------------
Net cash (used) provided by financing activities                                   (76,506)          1,942
                                                                              ------------    ------------

Effect of exchange rate changes on cash                                                119            (122)
                                                                              ------------    ------------
Decrease in cash and cash equivalents                                              (50,591)        (94,147)
Increase in restricted cash                                                          2,265           1,366
Cash and cash equivalents at beginning of period                                    62,687         107,586
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                    $     14,361    $     14,805
                                                                              ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax payments (refunds)                                                 $      1,246    $       (261)
                                                                              ============    ============
Interest paid                                                                 $      9,894    $      4,515
                                                                              ============    ============

NON-CASH ACTIVITIES:
York Property capital lease asset and obligation                              $    173,866               -
                                                                              ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SOTHEBY'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The Consolidated Financial Statements included herein have been prepared by Sotheby's Holdings, Inc. (together with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto on Form 10-K for the year ended December 31, 2002.

     Certain amounts in the 2002 Consolidated Financial Statements in notes receivable and settlement liabilities have been reclassified to conform to the current year presentation.

     In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements included herein, have been made.

2.   SEASONALITY OF BUSINESS

     The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, during the summer and winter, Auction Sales (as defined in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are considerably lower. The table below demonstrates that approximately 77% to 84% of the Company's Auction Sales are derived from the second and fourth quarters of the year.

                                                         Percentage of
                                                      Annual Auction Sales
                                          ---------------------------------------------
                                             2002             2001             2000
                                          ----------       ----------       -----------
     January - March                            11%              13%               9%
     April - June                               38%              45%              45%
     July - September                           12%               7%               7%
     October - December                         39%              35%              39%
                                          ----------       ----------       -----------
                                               100%             100%             100%
                                          ==========       ===========      ===========

3.   SEGMENT REPORTING

     Revenues and loss before taxes for the Company's operating segments are as follows:

                                            Revenues                             Loss before taxes
                              -------------------------------------    --------------------------------------
                                       Three Months Ended                       Three Months Ended
                                           March 31,                                 March 31,
                              -------------------------------------    --------------------------------------
                                   2003                 2002                 2003                 2002
                              ----------------     ----------------     ----------------    -----------------
                                     (Thousands of dollars)                   (Thousands of dollars)
     Auction                       $   38,133           $   35,611           $ (31,336)           $ (31,795)
     Real Estate                        6,779                7,436                (764)                 (29)
     Finance                            1,487                1,445                (254)                 (91)
     Other                              1,222                  939                (142)                (335)
                              ----------------     ----------------     ----------------    -----------------
     Total                         $   47,621           $   45,431           $ (32,496)           $ (32,250)
                              ================     ================     ================    =================

     The following is a reconciliation of loss before taxes for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Operations:

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         -----------------------------------
                                                                              2003                2002
                                                                         ---------------    ----------------
                                                                               (Thousands of dollars)
     Total loss before taxes for
        reportable operating segments                                       $  (32,354)         $  (31,915)
     Other loss before taxes                                                      (142)               (335)
     Unallocated amounts:
        Special charges (see Note 10)                                             (783)              2,510
        Retention costs (see Note 12)                                           (3,479)             (6,250)
        Net restructuring charges (see Note 13)                                 (5,791)                546
        Amortization of discount related
          to DOJ antitrust fine (see Note 10)                                     (607)               (658)
                                                                         ---------------    ----------------
     Consolidated loss before taxes                                         $  (43,156)         $  (36,102)
                                                                         ===============    ================

     Total assets for the Company's reportable operating segments are as follows:

                                     As of                   As of                  As of
                                   March 31,              December 31,            March 31,
                                     2003                    2002                   2002
                                ----------------        ----------------        -------------
                                                  (Thousands of dollars)
     Auction                         $  500,143            $    646,099           $  476,199
     Real Estate                         28,731                  28,332               20,571
     Finance                             97,674                 102,676               83,654
     Other                                1,120                   2,664                1,918
                                ----------------        ----------------        -------------
     Total                           $  627,668            $    779,771           $  582,342
                                ================        ================        =============

     The following is a reconciliation of assets for the Company's reportable operating segments to the applicable line items in the Consolidated Balance
     Sheets:

                                                    As of                     As of                As of
                                                  March 31,                December 31,           March 31,
                                                    2003                      2002                 2002
                                             -------------------         ----------------      --------------
                                                                    (Thousands of dollars)
     Total assets for
     reportable operating segments                  $   626,548              $   777,107         $   580,424
     Other assets                                         1,120                    2,664               1,918
     Deferred tax assets                                110,893                   95,934             100,655
                                             -------------------         ----------------      --------------
     Consolidated assets                            $   738,561              $   875,705         $   682,997
                                             ===================         ================      ==============

4.   RECEIVABLES

     Accounts receivable primarily relates to the Company's Auction segment. At March 31, 2003, approximately $50 million, or 35%, of the net accounts receivable balance was due from one purchaser. This amount is due and payable to the Company in July 2003. The Company's credit risk resulting from this receivable balance is largely offset by the remaining $47 million owed to the consignor, which will not be paid by the Company until it collects the remaining amount due from the purchaser. The Company's net exposure represents a portion of its commission revenue earned from the sale.

     The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and

     (2) general purpose loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse against the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in net notes receivable and consignor advances are unsecured loans totaling $18.7 million, $23.2 million and $17.0 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

     Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company's share of any profit or loss is reflected in the results of the Auction segment. At March 31, 2003, December 31, 2002 and March 31, 2002, the net total of all such unsecured loans was $12.6 million, $17.0 million and $10.4 million, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

     The weighted average interest rates charged on net notes receivable and consignor advances were 6.2%, 5.4% and 5.1% at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

     Changes in the allowance for credit losses related to notes receivable and consignor advances for the three months ended March 31, 2003 and 2002 are as follows:

                                                                           2003              2002
                                                                     ----------------  ----------------
                                                                            (Thousands of dollars)
     Allowance for credit losses at January 1,                               $  1,573         $   1,436
     Decrease in loan loss provision                                              (37)                -
     Foreign currency exchange rate changes                                        (3)               (2)
                                                                     ----------------  ----------------
     Allowance for credit losses at March 31,                                $  1,533         $   1,434
                                                                     ================  ================

5.   GOODWILL

     Changes in the carrying amount of the Company's goodwill for the three months ended March 31, 2003, by segment, are as follows:

                                                                                   Real
                                                          Auction                 Estate                Total
                                                    --------------------     -----------------     ---------------
                                                                        (Thousands of dollars)
     Balance as of January 1, 2003                           $    13,215           $     3,338          $   16,553
     Foreign currency exchange
     rate changes                                                     66                     -                  66
                                                    --------------------     -----------------     ---------------
     Balance as of March 31, 2003                            $    13,281           $     3,338          $   16,619
                                                    ====================     =================     ===============

6.   CREDIT ARRANGEMENTS

     BANK CREDIT FACILITIES -- On February 7, 2003, the Company refinanced $100 million in outstanding borrowings under the senior secured term facility (the "Term Facility") of its existing credit agreement (the "Amended and Restated Credit Agreement") in conjunction with a sale-leaseback transaction involving the Company's headquarters building in New York (See
     Note 7). Additionally, on February 7, 2003, the Company extended the maturity date of the Amended and Restated Credit Agreement from February 11, 2003 to February 6, 2004.

     The borrowing capacity under the Amended and Restated Credit Agreement is $75 million, which includes a $20 million loan under the Term Facility and $55 million available under a senior secured revolving credit facility (the "Revolving Facility"). The Company paid amendment and arrangement fees of $1.7 million in connection with the extension of the Amended and Restated Credit Agreement, which are being amortized to interest expense over the extended term of the agreement.

     Outstanding borrowings under the Amended and Restated Credit Agreement consist of the following:

                                               As of                 As of                 As of
                                             March 31,            December 31,            March 31,
                                               2003                   2002                  2002
                                          -----------------    --------------------    ----------------
                                                              (Thousands of dollars)
     Term Facility                             $   20,000             $   100,000          $  130,000
     Revolving Facility                             5,000                       -                   -
                                          -----------------    --------------------    ----------------

        Total                                  $   25,000             $   100,000          $  130,000
                                          =================    ====================    ================

     Outstanding borrowings under the Term Facility were at weighted average interest rates of 4.8%, 5.2% and 4.9% at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

     Outstanding borrowings under the Revolving Facility were at a weighted average interest rate of 6.8% at March 31, 2003.

     The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, any borrowings by the Company's United Kingdom ("U.K.") affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to: (i) LIBOR plus 3.5% or (ii) the Prime Rate plus 2.5%, as selected by the Company. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company is in compliance with these financial covenants.

     As discussed above, the Amended and Restated Credit Agreement is available through February 6, 2004. On this date, the Amended and Restated Credit Agreement will expire and any outstanding borrowings will be due and payable to the Company's existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements subsequent to February 6, 2004 including the aggregate monthly rent payments due under the York Property capital lease obligation (see Note 7), the aggregate monthly rent payments due under the Company's operating lease obligations, the remaining payments due under the Company's DOJ antitrust fine (see Note
     10), the redemption of any Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Note 10) and interest payments related to the Company's long-term debt securities, an extension, amendment or refinancing of the Amended and Restated Credit Agreement will be necessary to supplement operating cash flows. Management currently believes that the Company will secure adequate long-term funding prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to secure such funding, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or ability to operate.

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

     INTEREST EXPENSE -- For the three months ended March 31, 2003 and 2002, the Company incurred interest expense of $7.1 million and $5.8 million, respectively, consisting of the following:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      -----------------------------------
                                                                                           2003               2002
                                                                                      ---------------    ----------------
                                                                                            (Thousands of dollars)
     Amended and Restated Credit Agreement:
        Interest expense on outstanding borrowings                                           $   982            $  1,581
        Amortization of amendment and arrangement fees                                           691               1,331
        Commitment fees                                                                           89                 144
                                                                                      ---------------    ----------------
           Sub-total                                                                           1,762               3,056
                                                                                      ---------------    ----------------

     Interest expense on York Property capital lease
        obligation (see Note 7)                                                                2,678                   -
     Interest expense on long-term debt                                                        1,737               1,735
     Amortization of discount related to DOJ antitrust fine                                      607                 658
     Other interest expense                                                                      353                 319
                                                                                      ---------------    ----------------
           Total                                                                             $ 7,137            $  5,768
                                                                                      ===============    ================

     Other interest expense principally relates to interest accrued on the unfunded obligation under the Company's Benefits Equalization Plan.

7.   SALE-LEASEBACK TRANSACTION

     On February 7, 2003, the Company completed the sale of its headquarters building at 1334 York Avenue in New York, New York (the "York Property") to an affiliate of RFR Holding LLC ("RFR") for $175 million in cash. Net cash proceeds of approximately $167 million, after deducting taxes and fees related to the transaction, were used in part to refinance $100 million in outstanding borrowings under the Term Facility of the Amended and Restated Credit Agreement (see Note 6). The Company is leasing the York Property back from RFR for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease. Under the lease agreement, rental payments escalate 7% every three years during the initial term.

     The sale of the York Property resulted in a deferred gain of approximately $23 million, which is being amortized on a straight-line basis against depreciation and amortization expense over the initial 20-year lease term.

     As of March 31, 2003, the amount recorded within Properties in the Company's Consolidated Balance Sheets for the capital lease asset related to the York Property was approximately $172.4 million, net of accumulated depreciation of approximately $1.5 million.

     The following is a schedule, by year, of the future minimum lease payments due under the York Property capital lease, together with the present value of the future minimum lease payments as of March 31, 2003 (in thousands of dollars):

         2003                                                   $  13,519
         2004                                                      18,025
         2005                                                      18,025
         2006                                                      19,264
         2007                                                      19,287
         Thereafter                                               350,383
                                                               ------------
         Total future minimum lease payments                      438,503
         Less: amount representing interest                       266,141
                                                               ------------
         Present value of future minimum lease payments         $ 172,362
                                                               ============

8.   DERIVATIVE INSTRUMENTS

     The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company's global treasury function. The Company's objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded in the Company's Consolidated Balance Sheets at their fair value. Changes in the fair value of the Company's forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. For the three months ended March 31, 2003 and 2002, such costs, which are reflected in other income (expense) in the Company's Consolidated Statements of Operations, were not material to the Company's results.

     The Company's Consolidated Balance Sheets at March 31, 2003 and 2002 include approximately $0.2 million recorded within other current assets reflecting the fair value of the Company's forward exchange contracts.

9.   COMPREHENSIVE LOSS

     The Company's comprehensive loss includes the net loss for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three months ended March 31, 2003 and 2002, comprehensive loss is as follows:

                                                               Three Months
                                                              Ended March 31,
                                                   ---------------------------------------
                                                         2003                 2002
                                                   ------------------   ------------------
                                                           (Thousands of dollars)
     Net loss                                            $  (27,620)          $  (23,105)
     Other comprehensive income
        (loss) - net of taxes                                   642                 (542)
                                                   ------------------   ------------------
     Comprehensive loss                                  $  (26,978)          $  (23,647)
                                                   ==================   ==================

10.  LITIGATION AND SPECIAL CHARGES

     For the three months ended March 31, 2003 and 2002, the Company recorded the following special charges in the Consolidated Statements of Operations related to the investigation by the Antitrust Division of the United States Department of Justice (the "DOJ"), other governmental investigations and the related civil antitrust litigation:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           -----------------------------------
                                                                                2003                 2002
                                                                           ---------------     ---------------
                                                                                 (Thousands of dollars)
     Settlement with former Chief Executive Officer                               $     -          $   (3,250)
     Settlement of U.S. Antitrust Litigation opt out claim                            250                   -
     Legal and other professional fees                                                533                 740
                                                                           ---------------     ---------------
     Total                                                                        $   783          $   (2,510)
                                                                           ===============     ===============

     On April 10, 2003, the Company and Christie's International, PLC ("Christie's") entered into a settlement agreement with one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation (as defined in Part II, Item 1, "Legal Proceedings"). The Company's share of this settlement involved an initial payment of $1.6 million, which was funded in April 2003, and a potential additional payment of up to $0.4 million depending on future developments. During the fourth quarter of 2002, the Company recorded special charges of $1.75 million related to this claim. During the first quarter of 2003, the Company recorded an additional $0.25 million in special charges as a result of the final settlement agreement. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

     In the first quarter of 2002, the Company entered into a final settlement agreement with its former Chief Executive Officer with respect to the DOJ investigation and other related matters. As part of this settlement agreement, in addition to relinquishing all of her stock options in 2000, the Company's former Chief Executive Officer paid the Company $3.25 million. Of this amount, $2.05 million was settled by her relinquishment of vested benefits under the Company's Benefits Equalization Plan and the remaining $1.2 million was paid in cash. As a result, the Company recorded in special charges a reduction of accrued compensation cost of approximately $2.05 million and a recovery of $1.2 million in the first quarter of 2002.

     The Company's settlement liabilities related to the DOJ investigation, other governmental investigations and the related civil antitrust litigation consist of the following:

                                                                       As of                 As of                 As of
                                                                     March 31,           December 31,             March 31,
                                                                       2003                  2002                   2002
                                                                 ----------------    ---------------------    ----------------
                                                                                   (Thousands of dollars)
     CURRENT:
     European Commission fine                                         $       -               $   21,350           $       -
     International Antitrust Litigation                                  20,000                   20,000                   -
     U.S. Antitrust Litigation                                           10,300                    8,800                   -
     DOJ antitrust fine (net of unamortized
        discount of $2,283, $2,358, $2,574)                               3,717                    3,642               3,426
     U.S. Antitrust Litigation opt out claim                              2,000                    1,750                   -
                                                                 ----------------    ---------------------    ----------------
           Sub-total                                                     36,017                   55,542               3,426
                                                                 ----------------    ---------------------    ----------------

     LONG-TERM:
     U.S. Antitrust Litigation                                           39,700                   41,200              50,000
     DOJ antitrust fine (net of unamortized
        discount of $2,864, $3,396 and $5,146)                           24,136                   29,604              27,854
                                                                 ----------------    ---------------------    ----------------
           Sub-total                                                     63,836                   70,804              77,854
                                                                 ----------------    ---------------------    ----------------
              Total                                                   $  99,853               $  126,346           $  81,280
                                                                 ================    =====================    ================

     The settlement liability for the U.S. Antitrust Litigation relates to the vendor's commission discount certificates (the "Discount Certificates") that will be distributed as part of the U.S. Antitrust Litigation settlement. The Discount Certificates will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash at the end of four years. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that is recorded in the Company's Consolidated Balance Sheets within the current and long-term settlement liabilities. The current portion of the liability for the Discount Certificates is based on management's estimate of redemptions expected during the twelve-month period after the balance sheet date. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs in May 2003.

     The remaining $33 million payable under the DOJ antitrust fine is due on the following dates: (a) $6 million due February 6, 2004, (b) $12 million due February 6, 2005 and (c) $15 million due February 6, 2006.

     On April 7, 2003, pursuant to the settlement agreement for the International Antitrust Litigation (as defined in Part II, Item 1, "Legal Proceedings"), the Company deposited $10 million into an escrow account for the benefit of the members of the class of plaintiffs. The remaining $10 million due under the settlement agreement will be paid upon final court approval of the settlement. The District Court has scheduled a hearing for June 2, 2003 to consider certification of the class of plaintiffs and approval of the settlement.

     Amounts charged to the Company's settlement liabilities related to the DOJ investigation, other governmental investigations and the related civil antitrust litigation during the three months ended March 31, 2003 were:

                                                                                                         U.S.
                                                         DOJ                                           Antitrust
                                           U.S.        Antitrust      European      International     Litigation
                                        Antitrust        Fine        Commission       Antitrust         Opt Out
                                        Litigation       (Net)          Fine          Litigation         Claim         Total
                                       ------------- -------------- -------------- ------------------ ------------- ------------
                                                                        (Thousands of dollars)
     Liability
     at January 1, 2003                   $  50,000      $  33,246     $   21,350         $   20,000      $  1,750   $  126,346
     Special charges                              -              -              -                  -           250          250
     Amortization of discount                     -            607              -                  -             -          607
     Foreign currency
     exchange rate changes                        -              -            633                  -             -          633
     Cash payments                                -         (6,000)       (21,983)                 -             -      (27,983)
                                       ------------- -------------- -------------- ------------------ ------------- ------------
     Liability at
     March 31, 2003                       $  50,000      $  27,853     $        -         $   20,000      $  2,000   $   99,853
                                       ============= ============== ============== ================== ============= ============

11.  COMMITMENTS, CONTINGENCIES AND RESTRICTED CASH

     LETTERS OF CREDIT - As of March 31, 2003, the Company had outstanding letters of credit of approximately $5.8 million primarily relating to bank guarantees on rental obligations.

     EMPLOYMENT AGREEMENTS -- In conjunction with its retention programs (see
     Note 12), the Company entered into employment agreements with a group of certain key employees, which expire at various dates in 2003 and 2004. Such agreements provide, among other benefits, for minimum salary levels and incentive bonuses which are payable if specified Company and individual goals are attained, as well as cash awards in conjunction with the Company's retention programs. The aggregate commitment for future salaries at March 31, 2003, excluding incentive bonuses and cash awards in conjunction with the Company's retention programs, was approximately $1.1 million.

     LEGAL ACTIONS -- In the U.K., on June 12, 2002, the Company and Christie's each received a letter of claim from a law firm purporting to be acting on behalf of 41 identified and an unspecified number of unidentified individuals and businesses who sold items at auctions held by the Company and Christie's in London, England, during the period from September 1995 through at least February 7, 2000. The letter of claim was sent in anticipation of possible litigation seeking damages on behalf of the law firm's clients as a result of an alleged anti-competitive agreement between the Company and Christie's relating to sellers' commissions. The Company cannot predict at this time whether any legal proceedings will ultimately result from this letter of claim or what the amount of any damages claimed in any such legal proceedings might be. Under the terms of the settlement agreement relating to the International Antitrust Litigation (see Note 10), this claim would be withdrawn upon court approval of the settlement.

     In Canada, a purported class action has been commenced in the Superior Court of Ontario against the Company, Sotheby's (Canada) Limited, Christie's and other defendants claiming damages in the amount of approximately $14 million plus costs for alleged anti-competitive activities. Under the terms of the settlement agreement relating to the International Antitrust Litigation (see Note 10), this action would be dismissed upon court approval of the settlement. If the settlement is not approved, it is anticipated that a Statement of Defense will be filed denying any liability with respect to the claim.

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

     LENDING COMMITMENTS -- The Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note 4). However, potential consignor advances related to such arrangements are subject to certain limitations and conditions. Unfunded commitments to extend additional credit were approximately $9.3 million at March 31, 2003.

     AUCTION GUARANTEES - On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Under certain guarantees, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to fund a portion of the guaranteed amount prior to the auction.

     In the first quarter of 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," for auction guarantees issued or modified after December 31, 2002.

     As of March 31, 2003, the Company had outstanding auction guarantees totaling approximately $24.4 million, which had a mid-estimate sales price of approximately $30.4 million. The property under such guarantees is being offered at auction during the second quarter of 2003. As of March 31, 2003, approximately $11.3 million of the guaranteed amount had been funded and is recorded within notes receivable and consignor advances in the Company's Consolidated Balance Sheets. As of March 31, 2003, the carrying amount of the liability related to the Company's unfunded auction guarantees was approximately $0.1 million and is recorded within due to consignors in the Company's Consolidated Balance Sheets.

     As of May 12, 2003, the Company had outstanding guarantees totaling approximately $12.6 million, which had a mid-estimate sales price of approximately $15.5 million. The property under such guarantees will be offered at auction later in the second quarter of 2003. As of May 12, 2003, $11.3 million of the guaranteed amount had been funded.

     In the opinion of management, the contingencies described above and in Note 10 are not currently expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the possible exception of the cash redemption of any unused Discount Certificates.

     (See Notes 7, 10 and 12 for other commitments and contingencies.)

     RESTRICTED CASH - At March 31, 2003, cash and cash equivalents included restricted cash balances of approximately $6.3 million which relate to client down payments held by the Real Estate segment that will be disbursed to the seller upon the closing of the related real estate sale.

     At December 31, 2002, cash and cash equivalents included restricted cash balances of approximately $9.4 million, of which $5.4 million relates to bank guarantees on rental obligations in the U.S. and

     Europe and $4.0 million relates to the client down payments held by the Real Estate segment discussed above. In February 2003, the restricted cash balances covering rental obligations were replaced by letters of credit under the Company's Amended and Restated Credit Agreement, as discussed above, and became unrestricted.

     At March 31, 2002, cash and cash equivalents included restricted cash balances of approximately $1.4 million which relate to the client down payments held by the Real Estate segment discussed above.

12.  RETENTION PROGRAMS

     In 2001 and 2002, the Company implemented retention programs that provide cash awards payable to a group of key employees upon fulfillment of full-time employment through certain dates in 2003 and 2004. An employee who leaves the Company prior to such dates will, generally, forfeit his or her right to payment. Up to $0.3 million remains payable under these programs in July 2003 and up to an additional $0.4 million remains payable in January 2004.

     Certain employees granted such awards received cash payments of approximately $12.5 million in the first quarter of 2003 and $0.1 million in April 2003.

     All amounts related to the retention programs described above are being amortized over the contractual service period. For the three months ended March 31, 2003 and 2002, the Company recorded retention costs of approximately $3.5 million and $6.3 million, respectively, related to such programs.

     During the first quarter of 2003, as a result of current economic conditions and the compensation structure for other senior executives, the Company's Chief Executive Officer declined a $3 million cash award that would have been due to him on December 31, 2003 under the retention programs described above.

13.  RESTRUCTURING PLANS

     The Company recorded the following amounts related to the restructuring plans described below in its Consolidated Statements of Operations during the three months ended March 31, 2003 and 2002:

                                                 Three Months Ended
                                                     March 31,
                                            ------------------------------
                                                2003             2002
                                            -------------    -------------
                                                (Thousands of dollars)
     2000 Restructuring Plan                     $     -         $  (372)
     2001 Restructuring Plan                          44            (174)
     2002 Restructuring Plan                       5,747               -
                                            -------------    -------------
     Total                                       $ 5,791         $  (546)
                                            =============    =============

     2000 RESTRUCTURING PLAN - During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Company's Auction segment in December 2000. The liability related to the 2000 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through March 31, 2003 were as follows:

                                                               Lease and
                                            Employee           Contract
                                          Termination         Termination           Asset             Other
     2000 Restructuring Plan                Benefits             Costs            Provisions          Costs           Total
     -----------------------           -----------------    ---------------    ---------------     -----------    ------------
                                                                    (Thousands of dollars)
     Restructuring Charges                    $    7,127          $   1,117          $   3,844         $   546       $  12,634
     Asset write-offs                                  -                  -             (3,844)              -          (3,844)
                                       ------------------   ----------------   ----------------    ------------   --------------
     Liability at
     December 31, 2000                             7,127              1,117                  -             546           8,790
     Cash payments                                (5,423)              (334)                 -            (246)         (6,003)
     Adjustments to liability                       (589)               (42)                 -             (99)           (730)
                                       ------------------   ----------------   ----------------    ------------   --------------
     Liability at
     December 31, 2001                             1,115                741                  -             201           2,057
     Cash payments                                  (411)              (363)                 -            (179)           (953)
     Adjustments to liability                       (624)              (371)                 -             (22)         (1,017)
                                       ------------------   ----------------   ----------------    ------------   --------------
     Liability at
     December 31, 2002                                80                  7                  -               -              87
     Cash payments                                   (80)                (7)                 -               -             (87)
                                       ------------------   ----------------   ----------------    ------------   --------------
     Liability at
     March 31, 2003                           $        -          $       -          $       -         $     -       $       -
                                       ==================   ================   ================    ============   ==============

     In the first quarter of 2002, the Company recorded favorable adjustments of $0.4 million to net restructuring charges primarily due to a change in estimate for lease and contract termination costs resulting from the favorable completion of negotiations with certain vendors.

     2001 RESTRUCTURING PLAN - During the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in September 2001 for the Company's live auction business within the Auction segment, as well as its Finance and Real Estate segments and certain corporate departments.

     During the fourth quarter of 2001, as authorized by the Board of Directors, management approved a restructuring plan for the Company's online auction business within the Auction segment.

     The liability related to the 2001 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through March 31, 2003 were as follows:

                                            Employee           Contract
                                          Termination         Termination            Asset            Other
     2001 Restructuring Plan                Benefits             Costs            Provisions          Costs           Total
     -----------------------            -----------------    ---------------     --------------     -----------    ------------
                                                                     (Thousands of dollars)
     Restructuring Charges                    $   6,048          $   5,385          $   6,327         $   449       $  18,209
     Cash payments                               (1,229)            (5,235)                 -            (160)         (6,624)
     Asset write-offs                                 -                  -             (5,890)              -          (5,890)
     Adjustments to liability                      (187)              (100)                 -               -            (287)
     Foreign currency exchange
       rate changes                                 (35)                 -                  -              (4)            (39)
                                        -----------------    ---------------     --------------     -----------    ------------
     Liability at
     December 31, 2001                            4,597                 50                437             285           5,369
     Restructuring Charges                          210                  -                  -               -             210
     Cash payments                               (2,794)                 -                  -            (137)         (2,931)
     Asset write-offs                                 -                  -               (437)               -           (437)
     Adjustments to liability                    (1,252)               (50)                 -             (89)         (1,391)
     Foreign currency exchange
       rate changes                                 106                  -                  -               7             113
                                        -----------------    ---------------     --------------     -----------    ------------
     Liability at
     December 31, 2002                              867                  -                  -              66             933
     Cash payments                                 (888)                 -                  -             (18)           (906)
     Adjustments to liability                        74                  -                  -             (30)             44
     Foreign currency exchange
       rate changes                                   1                  -                  -               -               1
                                        -----------------    ---------------     --------------     -----------    ------------
     Liability at
     March 31, 2003                           $      54          $       -          $       -         $    18       $      72
                                        =================    ===============     ==============     ===========    ============

     In the first quarter of 2003, the Company recorded an unfavorable adjustment to net restructuring charges primarily due to changes in management's original estimates of employee termination benefits and other costs related to the 2001 Restructuring Plan.

     In the first quarter of 2002, the Company recorded restructuring charges of $0.2 million for employee termination benefits related to the 2001 Restructuring Plan. Also during the first quarter of 2002, the Company recorded favorable adjustments of $0.4 million to net restructuring charges as a result of employee termination benefits that will not be paid primarily due to unanticipated employee redeployment and changes in management's original estimates of these costs.

     The remaining liability related to the 2001 Restructuring Plan will be settled during the second quarter of 2003.

     2002 RESTRUCTURING PLAN -- In the fourth quarter of 2002, management approved plans to further restructure the Company's Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the "2002 Restructuring Plan"). The goal of the 2002 Restructuring Plan is to improve profitability through further cost savings and other strategic actions.

     In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. The Company's Internet activities will now focus on promoting the Company's live auctions through eBay's Live Auctions Technology, which allows the Company's clients to follow live auctions via the Internet and place bids online, in real time. As a result of the restructuring of its strategic alliance with eBay, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of approximately $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company will receive no future economic benefit and approximately $0.5 million for impairment losses related to certain technology assets. This phase of the 2002 Restructuring Plan will result in the termination of approximately 30 employees in the Company's Auction segment.

     In March 2003, as part of the 2002 Restructuring Plan, management committed to the termination in Europe of approximately 40 additional employees in the Company's Auction segment. As a result, the Company recorded restructuring charges of $3.7 million in the first quarter of 2003 for employee termination benefits.

     Also, in March 2003, as part of the 2002 Restructuring Plan, the Company entered into an agreement to outsource the operation of its mainframe computer systems. In conjunction with the decision to outsource such operations, management committed to the termination of six employees in the corporate Information Technology department and, as a result, the Company recorded restructuring charges of approximately $0.1 million in the first quarter of 2003 for employee termination benefits.

     In the first quarter of 2003, the Company recorded a favorable adjustment of $0.1 million to net restructuring charges due to the reversal of a portion of the remaining liability for employee termination benefits related to the 2002 Restructuring Plan.

     The liability related to the 2002 Restructuring Plan is recorded within accounts payable and accrued liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through March 31, 2003 were as follows:

                                                               Lease and
                                            Employee           Contract
                                          Termination         Termination           Asset             Other
     2002 Restructuring Plan                Benefits             Costs            Provisions          Costs           Total
     -----------------------            -----------------    ---------------    ---------------     -----------    ------------
                                                                        (Thousands of dollars)
     Restructuring Charges                     $   4,007            $   124            $     -          $   50        $  4,181
     Cash payments                                   (46)                 -                  -               -             (46)
     Foreign currency exchange
       rate changes                                    8                  -                  -               -               8
                                        -----------------    ---------------    ---------------     -----------    ------------
     Liability at
     December 31, 2002                             3,969                124                  -              50           4,143
     Restructuring Charges                         4,828                500                495              28           5,851
     Cash payments                                (1,937)              (121)                 -             (69)         (2,127)
     Asset write-offs                                  -                  -               (495)              -            (495)
     Adjustments to liability                       (104)                 -                  -               -            (104)
     Foreign currency exchange
       rate changes                                    6                  -                  -               -               6
                                        -----------------    ---------------    ---------------     -----------    ------------
     Liability at
     March 31, 2003                            $   6,762            $   503            $     -          $    9        $  7,274
                                        =================    ===============    ===============     ===========    ============

     The remaining liability related to the 2002 Restructuring Plan will be substantially paid out during the second quarter of 2003, with any remaining amounts paid throughout the remainder of 2003.

14.  STOCK-BASED COMPENSATION

     The Company accounts for the 1987 Stock Option Plan and 1997 Stock Option Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              --------------------------------
                                                                                   2003             2002
                                                                              ---------------  ---------------
                                                                                   (Thousands of dollars,
                                                                                   except per share data)
     Net loss, as reported                                                        $ (27,620)      $  (23,105)
     Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of tax effects                                    (2,072)          (4,355)
                                                                              ---------------  ---------------
     Pro forma net loss                                                           $ (29,692)      $  (27,460)
                                                                              ===============  ===============

     Loss per share:
        Basic and diluted loss per share--as reported                             $   (0.45)      $    (0.38)
                                                                              ===============  ===============
        Basic and diluted loss per share--pro forma                               $   (0.48)      $    (0.45)
                                                                              ===============  ===============

15.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company is currently evaluating the impact, if any, that SFAS No. 149 will have on its accounting and financial reporting.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY - The worldwide art auction market has two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

USE OF NON-GAAP FINANCIAL MEASURES - GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Results of Operations are financial measures presented in accordance with GAAP and also on a non-GAAP basis. In particular, when material, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are provided on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates since the prior year. Management believes the use of this non-GAAP financial measure provides investors with a more meaningful discussion and analysis of material fluctuations in the Company's operating results. Additionally, management utilizes this non-GAAP financial measure in analyzing its operating results.

AUCTION SALES FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 - The aggregate hammer price of property sold at auction by the Company ("Auction Sales"), which includes buyer's premium, totaled $200.9 million during the first quarter of 2003, an increase of $10.9 million, or 6%, when compared to the same period in 2002. During the first quarter of 2003, the favorable impact of foreign currency translations on worldwide Auction Sales was approximately $13.6 million. Excluding the impact of favorable foreign currency translations, Auction Sales decreased $2.7 million, or 1%. This decrease in worldwide Auction Sales reflects a 22% decrease in the number of lots sold in the first quarter of 2003 as compared to the same period in 2002, partially offset by a 26% increase in the average selling price per lot sold.

The following is a geographical breakdown of the Company's Auction Sales for the first quarter of 2003 and 2002:

                                         Three Months Ended March 31,
                                 ---------------------------------------------
                                           (Thousands of dollars)
                                        2003                     2002
                                 --------------------     --------------------
     North America                       $   91,618               $   96,255
     Europe                                 109,304                   93,804
                                 --------------------     --------------------
     Total                               $  200,922               $  190,059
                                 ====================     ====================

Auction Sales in North America decreased $4.6 million, or 5%, during the first quarter of 2003, when compared to the same period in 2002. This decrease was primarily due to a $16.9 million, or 65%, decline in Auction Sales attributable to single-owner collections. Specifically, results for the first quarter of 2002 included $12.6 million in Auction Sales attributable to The Collection of Mr. and Mrs. Lammot du Pont Copeland for which no comparable collection was offered at auction in the first quarter of 2003. The decline in first quarter single-owner Auction Sales for North America was partially offset by a $14.4 million, or 43%, improvement in sales of Old Master Paintings, which was principally the result of the sale of Andrea Mantegna's "Descent into Limbo" for $28.6 million.

Auction Sales in Europe increased $15.5 million, or 17%, during the first quarter of 2003, when compared to the same period in 2002. During the first quarter of 2003, the favorable impact of foreign currency translations on Auction Sales in Europe was approximately $13.6 million. Excluding the impact of favorable foreign currency translations, Auction Sales in Europe increased $1.9 million, or 2%, primarily due to improved results from the winter Impressionist and Contemporary sales in London, partially offset by a 45% decrease in Auction Sales attributable to single-owner collections. Significantly, Auction Sales for the first quarter of 2002 included $12.8 million in single-owner sales attributable to the Company's Paris salesroom, where there were no single-owner sales during the first quarter of 2003.

The current economic environment, uncertainies related to the war in Iraq and the health crisis in Asia resulting from SARS during the Company's spring property gathering season have had an unfavorable impact on auction consignments for the Company's spring sales, and will therefore, negatively impact Auction Sales, buyer's premium revenues and seller's commission revenues during the second quarter of 2003. (See statement on Forward Looking Statements.)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 - Note 3 of Notes to Consolidated Financial Statements ("Segment Reporting") should be read in conjunction with this discussion.

Effective January 2003, the Company increased its buyer's premium for auction sales in its major salesrooms worldwide. The buyer's premium is now generally 20% of the hammer (sale) price on the first $100,000 and 12% of any remaining amount over $100,000. Previously, the buyer's premium was generally 19.5% of the hammer (sale) price up to $100,000 and 10% of any remaining amount over $100,000.

Auction and related revenues increased $2.5 million, or 7%, in the first quarter of 2003, when compared to the same period in 2002. During the first quarter of 2003, the favorable impact of foreign currency translations on auction and related revenues was $2.8 million. Excluding the impact of favorable foreign currency translations, auction and related revenues decreased $0.3 million, or 1%. This decrease was primarily due to a $2.1 million decline in revenues from principal activities, partially offset by a $1.9 million increase in buyer's premium revenues. The decrease in revenues from principal activities was significantly influenced by a material principal transaction completed in the first quarter of 2002 for which there was no comparable event in the current year. The increase in buyer's premium revenues was principally due to incremental revenues associated with the new buyer's premium rate structure that became effective in January 2003, partially offset by the slight decrease in worldwide Auction Sales.

Other revenues consist primarily of revenues from the Company's Real Estate and Finance segments. Other revenues decreased $0.3 million, or 3%, in the first quarter of 2003 when compared to the same period in 2002. During the first quarter of 2003, the favorable impact of foreign currency translations on other revenues was approximately $0.2 million. Excluding the impact of favorable foreign currency translations, other revenues decreased $0.5 million, or 5%. This decrease was primarily due to a $0.7 million, or 10%, decline in revenues from the Real Estate segment, partially offset by a $0.2 million, or 34%, increase in revenues from the Company's art education activities. The decline in Real Estate revenues was primarily due to decreased commission retention rates, as well as a 3% decrease in sales volume. The decrease in commission retention rates was principally the result of the increased involvement of co-brokers for certain transactions, as well as a greater proportion of sales completed by senior agents who earn a higher share of the gross commission.

Management currently believes that the current economic environment may adversely affect an already softening luxury real estate market, and may therefore, negatively impact Real Estate segment revenues during the second quarter of 2003.

Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) decreased $1.4 million, or 15%, in the first quarter of 2003, when compared to the same period in 2002. During the first quarter of 2003, the unfavorable impact of foreign currency translations on direct costs was approximately $0.4 million. Excluding the impact of unfavorable foreign currency translations, direct costs decreased $1.8 million, or 20%. This decrease was largely due to savings in marketing expenses and sale promotion costs principally due to management's efforts to reduce such costs. Additionally, results for the first quarter of 2003 reflect savings in catalogue production costs primarily resulting from the Company's use of digital photography and other catalogue savings initiatives, which were gradually implemented throughout 2002. Also favorably impacting the comparison of catalogue production costs to the prior year is a 22% decrease in the number of lots sold at auction, as discussed above.

Salaries and related costs increased $0.6 million, or 2%, in the first quarter of 2003 when compared to the same period in 2002. During the first quarter of 2003, the unfavorable impact of foreign currency translations on salaries and related costs was approximately $2.1 million. Excluding the impact of unfavorable foreign currency translations, salaries and related costs decreased $1.5 million, or 4%. This decrease was primarily due to savings achieved in the Auction segment as a result of the Company's restructuring plans (as discussed below and in Note 13 of Notes to Consolidated Financial Statements under Part I,
Item 1, "Financial Statements") and management's other cost containment efforts. Additionally, results for the first quarter of 2003 reflect lower incentive bonus costs in the Real Estate segment principally due to the decrease in sales volume discussed above. These savings were partially offset by a $1.0 million increase in employee benefit costs principally due to higher pension and health benefit expenses.

General and administrative expenses increased $0.9 million, or 4%, in the first quarter of 2003 as compared to the same period in 2002. During the first quarter of 2003, the unfavorable impact of foreign currency translations on general and administrative expenses was approximately $1.3 million. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses decreased $0.4 million, or 2%. This decrease was largely attributable to favorable bad debt experience, as well as savings achieved in travel and entertainment expenses as a result of the Company's restructuring plans (as discussed below and in Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") and management's other cost containment efforts. These favorable variances were partially offset by higher insurance costs mostly in the Auction segment, as well as increased professional fees and facility related costs.

Depreciation and amortization expense increased $1.0 million, or 17%, in the first quarter of 2003 as compared to the same period in 2002. During the first quarter of 2003, the unfavorable impact of foreign currency translations on depreciation and amortization expense was approximately $0.2 million. Excluding the impact of unfavorable foreign currency translations, depreciation and amortization expense increased $0.8 million, or 14%. This increase was principally due to incremental depreciation expense associated with the capital lease asset recorded in February 2003 in conjunction with a sale-leaseback transaction involving the Company's headquarters building located at 1334 York Avenue in New York, New York (the "York Property"). (See "Liquidity and Capital Resources" below and Note 7 of Notes to Consolidated Financial Statements under
Part I, Item 1, "Financial Statements" for additional information related to the sale-leaseback transaction.)

RETENTION COSTS - For the three months ended March 31, 2003 and 2002, the Company recognized expense of approximately $3.5 million and $6.3 million, respectively, related to the retention programs for a group of key employees.

During the first quarter of 2003, as a result of current economic conditions and the compensation structure for other senior executives, the Company's Chief Executive Officer declined a $3 million cash award that would have been due to him on December 31, 2003 under the retention programs described above.

(See Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements" for additional information on the Company's retention programs.)

RESTRUCTURING PLANS - For the three months ended March 31, 2003 and 2002, the Company recorded the following amounts related to its restructuring plans:

                                                        Three Months Ended
                                                             March 31,
                                                   ------------------------------
                                                       2003             2002
                                                   -------------    -------------
                                                        (Thousands of dollars)
     2000 Restructuring Plan                           $      -         $  (372)
     2001 Restructuring Plan                                 44            (174)
     2002 Restructuring Plan                              5,747               -
                                                   -------------    -------------
     Total                                             $  5,791         $  (546)
                                                   =============    =============

(See Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements," for detailed information relating to the 2000 Restructuring Plan and the 2001 Restructuring Plan.)

In the fourth quarter of 2002, management approved plans to further restructure the Company's Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the "2002 Restructuring Plan"). The goal of the 2002 Restructuring Plan is to improve profitability through further cost savings and other strategic actions, as described below. Total net annual cost savings resulting from the 2002 Restructuring Plan are expected to be approximately $17 million. See below for a more detailed discussion of these cost savings.

In December 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million in the fourth quarter of 2002. These headcount reductions impact the live auction business of the Company's Auction segment primarily in North America, as well as certain corporate departments. Estimated annual savings in salaries and related costs as a result of the headcount reductions will be approximately $5 million. Substantially all of these savings are currently expected to be fully realized during 2003.

In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. The Company's Internet activities will now focus on promoting the Company's live auctions through eBay's Live Auctions Technology, which allows the Company's clients to follow live auctions via the Internet and place bids online, in real time. As a result of the restructuring of its strategic alliance with eBay, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company will receive no future economic benefit and $0.5 million for impairment losses related to certain technology assets. These actions will result in estimated net annual cost savings of approximately $8 million, which are expected to be achieved principally through lower salaries and related costs resulting from the termination of approximately 30 employees and through attrition.
Additionally, savings will be achieved in direct costs of services and general and administrative expenses. A majority of the savings are expected to be fully realized by the fourth quarter of 2003. The Company also expects a decrease in auction and related revenues as a result of the discontinuation of separate online auctions on sothebys.com, which is expected to be substantially offset by incremental revenues generated by the Company's efforts, as part of the 2002 Restructuring Plan, to increase Auction Sales of moderately valued property through the live auction business.

In March 2003, as part of the 2002 Restructuring Plan, management committed to the termination in Europe of approximately 40 additional employees in the Company's Auction segment. As a result, the Company recorded restructuring charges of approximately $3.7 million in the first quarter of 2003 for employee termination benefits. Estimated annual savings, which will primarily relate to salaries and related costs, are expected to be approximately $4 million. Such savings are being initiated during the second quarter of 2003 and are currently expected to be fully realized by the end of 2003.

Also, in March 2003, as part of the 2002 Restructuring Plan, the Company entered into an agreement to outsource the operation of its mainframe computer systems. In conjunction with the decision to outsource such operations, management committed to the termination of six employees in the corporate Information Technology department and, as a result, the Company recorded restructuring charges of approximately $0.1 million in the first quarter of 2003 for employee termination benefits. These actions will result in estimated net annual cost savings of approximately $0.3 million. Such savings, which will be achieved primarily through lower salaries and related costs, are being initiated during the second quarter of 2003 and are currently expected to be fully realized by the end of 2003.

In the first quarter of 2003, the Company recorded a favorable adjustment of $0.1 million to net restructuring charges due to the reversal of a portion of the remaining liability for employee termination benefits related to the 2002 Restructuring Plan.

As a result of the current economic environment and management's continued focus on improving profitability, the Company is continuing to assess all aspects of its business and is developing plans to improve profitability through further cost reductions and other strategic actions. As a result, the Company may record additional restructuring charges later in 2003.

(See Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements," for additional information relating to the 2002 Restructuring Plan.)

(With respect to all statements made herein regarding the Company's restructuring plans, see statement on Forward Looking Statements.)

SPECIAL CHARGES - Subject to court approval and implementation of the International Antitrust Litigation settlement, the Company will have resolved all antitrust issues raised by the Antitrust Division of the United States Department of Justice, the European Commission and all related pending or threatened civil litigation.

See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements," for information on special charges related to the investigation by the Antitrust Division of the United States Department of Justice, other governmental investigations and the related civil antitrust litigation.

NET INTEREST EXPENSE - Net interest expense increased $1.9 million, or 41%, in the first quarter of 2003 when compared to the same period in 2002. This increase was primarily due to incremental interest expense resulting from the capital lease obligation recorded in February 2003 in conjunction with a sale-leaseback transaction involving the York Property. (See "Liquidity and Capital Resources" below and Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements" for additional information related to the sale-leaseback transaction.) Also unfavorably impacting the comparison to the prior year was decreased interest income primarily due to decreased cash balances and lower interest rates. These unfavorable variances were partially offset by a reduction in interest expense associated with the Company's credit facility as a result of decreased average outstanding borrowings and lower interest rates, as well as lower amortization of amendment and arrangement fees.

(See Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements" for additional information related to interest expense for the three months ended March 31, 2003 and 2002.)

INCOME TAX BENEFIT - The consolidated effective tax benefit rate was 36% for the three months ended March 31, 2003 and 2002.

OTHER MATTERS - In February 2003, the Compensation Committee of the Board of Directors approved a one-time exchange offer of cash or restricted stock under the Company's restricted stock plan for stock options to eligible employees that hold certain stock options with an exercise price above $18 under the Company's 1987 and 1997 Stock Option Plans (the "Exchange Offer"). The restricted stock plan was approved by a vote of shareholders on April 29, 2003. The Company is currently considering when it would be most appropriate to proceed with the Exchange Offer.

If and when the Company proceeds with the Exchange Offer, the determination as to whether an individual can receive restricted stock or cash will be dependent upon the number of underlying eligible options that each employee holds. The amount of restricted stock that could be issued or cash that could be paid to each employee under the Exchange Offer will be calculated using a discounted option pricing valuation model based on the number of eligible options held. Assuming that the Exchange Offer proceeds and all employees accept the Exchange Offer, the total amount of options to be cancelled is estimated to be approximately 7.7 million. The number of shares of restricted stock that would be issued, assuming that all eligible employees accept the Exchange Offer, is estimated to be approximately 1.1 million shares. These shares would be issued upon acceptance of the Exchange Offer at the market price of the Company's Class A Common Stock at that time and would be expensed over a four-year vesting period. The total amount of the compensation expense related to the restricted stock issuance, assuming that the Exchange Offer proceeds and all eligible employees accept the Exchange Offer, is expected to be in the range of $10 million. Assuming that the Exchange Offer proceeds and all eligible employees accept the Exchange Offer for cash, the cash payment is expected to be in the range of $1.5 million, which would be expensed in full upon acceptance. A number of variables can impact the total amount of compensation expense related to the Exchange Offer, including the number of shares issued and the market price of the Company's Class A Common Stock at the date of issuance, as well as the number of employees who accept the Exchange Offer.

(With respect to all statements made herein regarding the Exchange Offer, see statement on Forward Looking Statements.)

FINANCIAL CONDITION AS OF MARCH 31, 2003 -- This discussion should be read in conjunction with the Company's Consolidated Statements of Cash Flows (see Part I, Item 1, "Financial Statements.")

During the first quarter of 2003, total cash and cash equivalents decreased $48.3 million primarily due to the factors discussed below.

Net cash used by operations was $131.8 million during the first quarter of 2003 and was largely the result of a net loss from operations, as well as the funding in February 2003 of the European Commission fine and a portion of the fine payable to the United States Department of Justice (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"). Additionally, during the first quarter of 2003, the Company funded approximately $12.5 million in retention payments to a group key employees (see Note 12 of Notes to Consolidated Financial Statements under
Part I, Item 1, "Financial Statements") and approximately $2.9 million in severance payments in connection with the Company's restructuring plans (see
Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"). Also influencing cash used by operations during the period is a $155.8 decrease in the amount due to consignors partially offset by a $134.1 million decrease in accounts receivable, both principally resulting from the settlement of Auction Sales occurring in the fourth quarter of 2002.

Net cash provided by investing activities was $157.6 million during the first quarter of 2003 and was primarily due to the $167.1 million in net cash proceeds received from the York Property sale-leaseback transaction (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), as well as the collection of maturing client loans. These cash inflows from investing activities during the period were partially offset by the funding of new client loans and auction guarantees.

Net cash used by financing activities was $76.5 million during the first quarter of 2003 and was primarily due to the net repayment of credit facility borrowings.

COMMITMENTS AS OF MARCH 31, 2003 -- The table below summarizes the Company's material contractual obligations and commitments as of March 31, 2003.

                                                                                Payments Due by Period
                                                          -----------------------------------------------------------------------
                                                                            Less
                                                                            than           1 to 3          3 to 5         After
                                                            Total         One Year          Years           Years        5 Years
                                                          ---------      ----------      ----------       ---------    ----------
                                                                                   (Thousands of dollars)
Principal payments on borrowings:
   Amended and Restated Credit Agreement (1)              $  25,000      $   25,000      $       --       $      --    $       --
   Long-term debt (2)                                       100,000              --              --              --       100,000
                                                          ---------      ----------      ----------       ---------    ----------
     Sub-total                                              125,000          25,000              --              --       100,000
                                                          ---------      ----------      ----------       ---------    ----------
Interest payments on borrowings:
   Amended and Restated Credit Agreement (1)                    833             833              --              --            --
   Long-term debt (2)                                        40,678           6,875          13,750          13,750         6,303
                                                          ---------      ----------      ----------       ---------    ----------
     Sub-total                                               41,511           7,708          13,750          13,750         6,303
                                                          ---------      ----------      ----------       ---------    ----------
Other commitments:
   York Property capital lease obligation (3)               438,503          18,025          36,343          38,573       345,562
   Operating lease obligations                              131,283          16,908          29,017          26,374        58,984
   DOJ antitrust fine (4)                                    33,000           6,000          27,000              --            --
   International Antitrust Litigation settlement (4)         20,000          20,000              --              --            --
   Guarantees to consignors (5)                              13,100          13,100              --              --            --
   Employment agreements (6)                                  1,133             968             165              --            --
                                                          ---------      ----------      ----------       ---------    ----------
     Sub-total                                              637,019          75,001          92,525          64,947       404,546
                                                          ---------      ----------      ----------       ---------    ----------
       Total                                              $ 803,530      $  107,709      $  106,275       $  78,697    $  510,849
                                                          =========      ==========      ==========       =========    ==========

(1) Represents the outstanding principal and approximate interest payments due under the Amended and Restated Credit Agreement, as discussed below and in
     Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements."

(2) Represents the aggregate outstanding principal and semi-annual interest payments due on the Company's long-term debt. (See Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

(3) Represents rental payments due under the capital lease obligation for the York Property, as discussed below and in Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements."

(4) See Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements."

     On April 7, 2003, pursuant to the settlement agreement for the International Antitrust Litigation, the Company deposited $10 million into an escrow account for the benefit of the members of the class of plaintiffs.

(5) On certain occasions, the Company guarantees to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee (or if the property does not sell, the amount of the guarantee must be paid). The amount disclosed in the commitments chart above consists of approximately $24.4 million in gross auction guarantees less prefunded amounts. (See Note 11 of Notes to Consolidated Financial Statements under
     Part I, Item 1, "Financial Statements.")

(6) Represents the aggregate commitment for future salaries related to employment agreements with certain key employees, excluding incentive bonuses and awards in conjunction with the Company's retention programs. (See Note 11 of Notes to Consolidated Financial Statements under Part I,
     Item 1, "Financial Statements.")

The Discount Certificates to be distributed as part of the U.S. Antitrust Litigation (see Part II, Item 1, "Legal Proceedings," and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") will expire five years after the date they are first issued. However, the face value of any unused Discount Certificates may be redeemed for cash four years after the date they are first issued. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that is recorded in the Company's Consolidated Balance Sheets within current and long-term settlement liabilities. The Discount Certificates are currently expected to be printed and issued to the class of plaintiffs in May 2003.

Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $9.3 million as of March 31, 2003. (See Notes 4 and 11 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

CONTINGENCIES -- See Note 11 of Notes to Consolidated Financial Statements under
Part I, Item 1, "Financial Statements" for information on contingencies.

LIQUIDITY AND CAPITAL RESOURCES -- The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements.

On February 7, 2003, the Company completed the sale of the York Property to an affiliate of RFR Holding LLC ("RFR") for $175 million in cash. Net cash proceeds of approximately $167 million, after deducting taxes and fees related to the transaction, were used in part to refinance $100 million in outstanding borrowings under the senior secured term facility (the "Term Facility") of the Company's existing credit agreement (the "Amended and Restated Credit Agreement"). The Company then leased the York Property back from RFR for an initial 20-year term, with options to extend the lease for two additional 10-year terms. Rental payments during the initial term are approximately $18 million per year, escalating 7% every three years during the term of the lease. (See Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements".)

Also on February 7, 2003, the Company extended the maturity date of the Amended and Restated Credit Agreement from February 11, 2003 to February 6, 2004. The new borrowing capacity under the Amended and Restated Credit Agreement is $75 million, which includes a $20 million loan under the Term Facility and $55 million available under a senior secured revolving credit facility (the "Revolving Facility"). The Company paid amendment and arrangement fees of $1.7 million in connection with the extension of the Amended and Restated Credit Agreement.

The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, any borrowings by the Company's U.K. affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to: (i) LIBOR plus 3.5% or
(ii) the Prime Rate plus 2.5%, as selected by the Company. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company is in compliance with these financial covenants.

The Company currently believes that operating cash flows, current cash balances and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements through February 6, 2004. Such operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan program and capital expenditures, as well as the aggregate monthly rent payments due under the Company's short-term operating lease obligations, the $13.5 million in aggregate monthly rent payments due under the capital lease obligation for the York Property (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), the remaining $10 million due under the settlement agreement related to the International Antitrust Litigation (see Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under
Part I, Item 1, "Financial Statements"), the $6.9 million in total interest payments due on August 1, 2003 and February 1, 2004 related to the Company's long-term debt securities (see Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), the $6.0 million payment due on February 6, 2004 under the Company's DOJ antitrust fine (see Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") and the redemption of any Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements").

As discussed above, the Amended and Restated Credit Agreement is available through February 6, 2004. On this date, the Amended and Restated Credit Agreement will expire and any outstanding borrowings will be due and payable to the Company's existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements subsequent to February 6, 2004, as well as to fund the long-term commitments detailed above including the aggregate monthly rent payments due under the York Property capital lease obligation (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1,

"Financial Statements"), the aggregate monthly rent payments due under the Company's operating lease obligations, the remaining payments due under the Company's DOJ antitrust fine (see Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), the redemption of any Discount Certificates to be distributed as part of the U.S. Antitrust Litigation settlement (see Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") and interest payments related to the Company's long-term debt securities, an extension, amendment or refinancing of the Amended and Restated Credit Agreement will be necessary to supplement operating cash flows. Management currently believes that the Company will secure adequate long-term funding prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to secure such funding, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or ability to operate.

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

The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to short-term foreign currency denominated intercompany balances. Such contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards ("SFAS") No. 133 and are recorded on the Company's Consolidated Balance Sheets at their fair value. Changes in the fair value of the Company's forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balance in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, upon settlement, the net impact on the Company's earnings of such derivative instruments represents the transaction costs related to the derivatives. For the three months ended March 31, 2003 and 2002, such costs, which are reflected in other income/(expense), were not material to the Company's results of operations.

The Company's Consolidated Balance Sheets at March 31, 2003 and 2002 includes approximately $0.2 million recorded within other current assets reflecting the fair value of the Company's forward exchange contracts.

(See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In April 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company is currently evaluating the impact, if any, that SFAS No. 149 will have on its accounting and financial reporting.

RISK FACTORS AFFECTING OPERATING RESULTS AND LIQUIDITY -- Operating results from the Company's Auction, Finance and Real Estate operating segments, as well as the Company's liquidity, are significantly influenced by a number of factors, many of which are not within the Company's control. These factors, which are not ranked in any particular order, include:

(1) The overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

(2) Interest rates, particularly with respect to the Finance segment's client loan portfolio and the Company's credit facility borrowings;

(3) The impact of political conditions in various nations on the international economy and financial markets;

(4) Government laws and regulations, which the Company is subject to including, but not limited to, import and export regulations and value added sales taxes;

(5)  The effects of market risk;

(6)  The seasonality of the Company's auction business;

(7) Competition with other auctioneers and art dealers, specifically in relation to the following factors: (a) the level of expertise of the dealer or auction house with respect to the property, (b) the extent of the prior relationship, if any, between the seller and the firm, (c) the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category, (d) the breadth of staff expertise,
     (e) the desire for privacy on the part of sellers and buyers, (f) the amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright compared with the estimates, guarantees or other financial options offered by the Company, (g) the time that will elapse before the seller will receive sale proceeds, (h) the desirability of a public auction in order to achieve the maximum possible price, (i) the amount of commission proposed by dealers or auction houses to sell a work on consignment, (j) the cost, style and extent of presale marketing and promotion to be undertaken by a firm, (k) recommendations by third parties consulted by the seller, (l) personal interaction between the seller and the firm's staff and (m) the availability and extent of related services, such as tax or insurance appraisal and short-term financing;

(8) The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sale consignments), as well as the ability of the Company to sell such property;

(9)  The demand for fine arts, antiques and collectibles;

(10) The success of the Company in attracting and retaining qualified personnel, who, as a result of their relationships with certain potential sellers, are often instrumental in obtaining high quality and valuable property for sale;

(11) The demand for art-related financing;

(12) The supply and demand for luxury residential real estate;

(13) The Company's ability to obtain an extension, amendment or refinancing of the Amended and Restated Credit Agreement subsequent to February 6, 2004;

(14) The restrictive covenants in the Company's bank credit facilities and senior unsecured debt, which could adversely affect the Company's business by limiting its flexibility;

(15) The successful implementation of the Company's restructuring plans;

(16) The impact of the current economic environment, uncertainties related to the war in Iraq and the health crisis in Asia resulting from SARS during the Company's spring property gathering season;

(17) The impact of the current economic environment on an already softening luxury real estate market;

(18) The impact of a decline in the equity markets or a decrease in interest rates during 2003 on the Company's plan assets and obligations related to its U.K. defined benefit pension plan;

(19) The unfavorable trend in pension costs related to the Company's U.K. defined benefit pension plan;

(20) The ability of the Company to support the realization of its deferred tax assets;

(21) Market acceptance of the increase in the Company's buyer's premium rate structure for auction sales in its major salesrooms worldwide; and

(22) Court approval of the settlement agreement related to the International Antitrust Litigation.

FORWARD LOOKING STATEMENTS -- This Form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed under "Risk Factors Affecting Operating Results and Liquidity" above, which are not ranked in any particular order.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, consignor advances, credit facility borrowings and long-term debt. At March 31, 2003, a hypothetical 10% strengthening or weakening of the United States dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $2.0 million. Excluding the potential impact of this hypothetical strengthening or weakening of the United States dollar, the market risk of the Company's financial instruments has not changed significantly as of March 31, 2003 from that set forth in the Company's Form 10-K for the year ended December 31, 2002.

At March 31, 2003, the Company had $73.2 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company's Consolidated Balance Sheet at March 31, 2003 includes an asset of approximately $0.2 million recorded within other current assets reflecting the fair value of the Company's forward exchange contracts. See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements," for additional information on the Company's use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4:  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings with the SEC. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II: OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

In April 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International PLC ("Christie's"). The Company has pled guilty to a violation of the United States ("U.S.") antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $12 million of the fine payable to the DOJ, and the remaining $33 million of the fine is payable as follows: (a) $6 million due February 6, 2004, (b) $12 million due February 6, 2005 and (c) $15 million due February 6, 2006. The Canadian Competition Bureau is also conducting an investigation regarding commissions charged by the Company and Christie's for auction services.

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

One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and seeking approximately $20 million in damages. This claim was settled on April 10, 2003. The Company's share of this settlement involved an initial payment of $1.6 million, which has been funded, and a potential additional payment of up to $0.4 million depending on future developments. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date. (See
Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. Christie's was also named as a defendant in these actions along with several current or former directors and/or officers of both the Company and Christie's. The complaints in these actions (the "International Antitrust Litigation") contained allegations identical to the complaints in the U.S. Antitrust Litigation, but were considered separately from the U.S. Antitrust Litigation. On October 30, 2000, plaintiffs filed a consolidated amended complaint in the

International Antitrust Litigation. On January 30, 2001, the court granted the Company's motion to dismiss the International Antitrust Litigation on the grounds of lack of jurisdiction over auctions held by the Company and its subsidiaries outside of the U.S. Plaintiffs appealed the court's decision to the U.S. Court of Appeals for the Second Circuit. On March 13, 2002, the Second Circuit Court of Appeals reversed the District Court's ruling that it lacked jurisdiction over auctions held by the Company, its subsidiaries and Christie's outside of the U.S. and remanded the case to the District Court to consider whether the International Antitrust Litigation should be dismissed on other grounds--namely, the plaintiffs' lack of standing or the fact that New York is an improper venue for consideration of this matter. The Company and Christie's have filed a petition for certiorari seeking review of the Court of Appeals' decision by the U.S. Supreme Court. On March 10, 2003, the Company and Christie's agreed, subject to court approval, to pay $20 million each to settle the International Antitrust Litigation. Under the settlement agreement (the "International Settlement Agreement"), $10 million was paid by the Company into an escrow account for the benefit of members of the class on April 7, 2003, and an additional $10 million will be payable by the Company upon final court approval of the settlement. The International Settlement Agreement also provides for the claim made by a law firm in the United Kingdom ("U.K.") described below to be withdrawn and for the purported class action in Canada described below to be dismissed. Also, purchasers and sellers who participate in the settlement must agree not to pursue similar claims against Sotheby's and Christie's in jurisdictions outside the U.S. The District Court has scheduled a hearing for June 2, 2003 to consider certification of the class of plaintiffs and approval of the settlement. The Company entered into the International Settlement Agreement without any admission of liability. (See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

In addition to the federal actions, six indirect purchaser class action lawsuits have been filed against the Company, its subsidiary, Sotheby's, Inc. and Christie's in the Superior Court of the State of California, alleging violations of the Cartwright Act, California's antitrust statute, and the California Unfair Competition Act. The complaints in these lawsuits purport to be brought on behalf of individuals that indirectly purchased items in California from one or more of the defendants. The complaints generally allege, among other things, that the Company along with Christie's conspired to fix and raise the commissions charged to buyers and sellers of art and other items at auction, and that, as a result, such indirect purchasers paid more for art and other items than they otherwise would have paid in the absence of defendants' conduct. The complaints sought, among other things, treble damages in unspecified amounts, interest, disgorgement of gains, equitable relief, attorneys' fees and costs. On May 3, 2002, the Company agreed, subject to court approval, to pay $192,500 to settle all of these lawsuits. This settlement was approved by the court on April 4, 2003, and the settlement amount has been fully funded. The Company entered into this agreement without any admission of liability.

The Company's agreement with A. Alfred Taubman, pursuant to which Mr. Taubman provided certain funding for the settlements of the U.S. Antitrust Litigation and the Shareholder Litigation, also provided for mutual releases by the Company and Mr. Taubman of claims against each other relating to the DOJ investigation and other related investigations, as well as the civil litigation. In addition, the agreement provides for the Company to bear all liability and to indemnify Mr. Taubman for damages in connection with any civil proceeding relating to any antitrust claim asserted by buyers or sellers at auctions conducted outside of the U.S., including the International Antitrust Litigation, and for legal fees and expenses incurred by Mr. Taubman after April 12, 2001 in connection with any such proceedings.

In the U.K., on June 12, 2002, the Company and Christie's each received a letter of claim from a law firm purporting to be acting on behalf of 41 identified and an unspecified number of unidentified individuals and businesses who sold items at auctions held by the Company and Christie's in London, England, during the period from September 1995 through at least February 7, 2000. The letter of claim was sent in anticipation of possible litigation seeking damages on behalf of the law firm's clients as a result of an alleged anti-competitive agreement between the Company and Christie's relating to sellers' commissions. The Company cannot predict at this time whether any legal proceedings will ultimately result from this letter of claim or what the amount of any damages claimed in any such legal proceedings might be. Under the terms of the International Settlement Agreement, this claim would be withdrawn upon court approval of the settlement. (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

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

Subject to court approval and implementation of the International Antitrust Litigation settlement, the Company will have resolved all antitrust issues raised by the DOJ, the European Commission and all related pending or threatened civil litigation.

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

(See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2003, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were:

(i) The election of three directors by the holders of the Company's Class A Common Stock;

(ii) The election of nine directors by the holders of the Company's Class B Common Stock;

(iii)  The approval of the adoption of the Company's 2003 Restricted Stock Plan;

(iv) The ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 2003; and

(v) The shareholder proposal recommending that the Board of Directors retain an investment banker to develop a recapitalization plan to eliminate the Company's dual class voting structure.

The results of the voting are shown below:

(i)     ELECTION OF CLASS A DIRECTORS

        NOMINEES                                                         FOR                  AGAINST               WITHHELD
        Steven B. Dodge                                               28,024,038                      0                842,834
        Sharon Percy Rockefeller                                      19,584,311                      0              9,282,561
        Donald M. Stewart                                             19,581,518                      0              9,275,354

(ii)    ELECTION OF CLASS B DIRECTORS

        NOMINEES                                                         FOR                  AGAINST               WITHHELD
        Lord Black of Crossharbour                                   164,901,330                      0                      0
        Michael Blakenham                                            164,901,330                      0                      0
        Max M. Fisher                                                164,901,330                      0                      0
        Marquess of Hartington                                       164,901,330                      0                      0
        Jeffrey H. Miro                                              164,901,330                      0                      0
        William F. Ruprecht                                          164,901,330                      0                      0
        Michael I. Sovern                                            164,901,330                      0                      0
        Robert S. Taubman                                            164,901,330                      0                      0
        Robin G. Woodhead                                            164,901,330                      0                      0

(iii)   ADOPTION OF 2003 RESTRICTED STOCK PLAN

        193,768,202    Votes were cast;
        171,463,133    Votes were cast for the resolution;
         21,674,617    Votes were cast against the resolution; and
            630,452    Votes abstained

(iv)    RATIFICATION OF INDEPENDENT AUDITORS

        193,768,200    Votes were cast;
        192,686,841    Votes were cast for the resolution;
          1,043,502    Votes were cast against the resolution; and
             37,857    Votes abstained

(v) SHAREHOLDER PROPOSAL RECOMMENDING THAT THE BOARD OF DIRECTORS RETAIN AN INVESTMENT BANKER TO DEVELOP A RECAPITALIZATION PLAN TO ELIMINATE THE COMPANY'S DUAL CLASS VOTING STRUCTURE

        193,768,196    Votes were cast;
         21,931,404    Votes were cast for the resolution;
        171,814,416    Votes were cast against the resolution; and
             22,376    Votes abstained

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      10(a) Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002;
               Property: 1334 York Avenue, New York, New York 10021

      10(b) Lease between 1334 York Avenue L.P., "Landlord," and Sotheby's, Inc., "Tenant," February 7, 2003; Premises: 1334 York Avenue, New York, New York

      10(c) Amended and Restated Credit Agreement, Dated as of February 7, 2003, Among Sotheby's Holdings, Inc., Sotheby's Inc., Oatshare Limited, Sotheby's, Sotheby's Global Trading GmbH; The Lenders Named Herein and JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and Issuing Bank

      99(a)    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99(b)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      (i) On February 14, 2003, the Company reported on Form 8-K the sale-leaseback transaction involving its headquarters building located at 1334 York Avenue, New York, New York.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SOTHEBY'S HOLDINGS, INC.


                                               By:       /s/ Michael L. Gillis
                                                         ---------------------
                                                         Michael L. Gillis
                                                         Senior Vice President,
                                                         Controller and Chief
                                                         Accounting Officer

                                               Date:     May 14, 2003
                                                         ------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William F. Ruprecht, President and Chief Executive Officer of Sotheby's Holdings, Inc. (the "Company"), certify that:

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

         /s/ William F. Ruprecht
        -----------------------------------

         William F. Ruprecht
         President and
         Chief Executive Officer
         Sotheby's Holdings, Inc.
         May 14, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William S. Sheridan, Executive Vice President and Chief Financial Officer of Sotheby's Holdings, Inc. (the "Company"), certify that:

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

         /s/ William S. Sheridan
        -----------------------------------

         William S. Sheridan
         Executive Vice President and
         Chief Financial Officer
         Sotheby's Holdings, Inc.
         May 14, 2003

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
10(a)             Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding
                  Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York
                  Avenue, New York, New York 10021

10(b)             Lease  between  1334  York  Avenue  L.P.,  "Landlord,"  and  Sotheby's,  Inc.,
                  "Tenant," February 7, 2003; Premises: 1334 York Avenue, New York, New York

10(c)             Amended and Restated  Credit  Agreement,  Dated as of February 7, 2003,  Among
                  Sotheby's  Holdings,  Inc.,  Sotheby's  Inc.,  Oatshare  Limited,   Sotheby's,
                  Sotheby's  Global  Trading GmbH;  The Lenders Named Herein and JPMorgan  Chase
                  Bank, as Administrative Agent, Collateral Agent and Issuing Bank

99(a)             Certification of Chief Executive  Officer Pursuant to 18 U.S.C.  Section 1350,
                  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b)             Certification of Chief Financial  Officer Pursuant to 18 U.S.C.  Section 1350,
                  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002