Form 10-Q
period 2003-06-30
SOTHEBYS HOLDINGS INC
filed 2003-08-07
CIK 823094

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003

Commission File Number 1-9750

Sotheby's Holdings, Inc.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2478409 (IRS Employer Identification No.)
38500 Woodward Avenue, Suite 100 Bloomfield Hills, Michigan (Address of principal executive offices)	48304 (Zip Code)
Registrant's telephone number, including area code: (248) 646-2400

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

        As of August 1, 2003, there were outstanding 45,044,426 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,521,150 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

Sotheby's Holdings, Inc.

Consolidated Statements of Operations

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(Thousands of dollars, except per share data)
Revenues:
Auction and related revenues	$107,580	$112,529	$145,713	$148,140
Other revenues	11,454	14,519	20,942	24,339

Total revenues	119,034	127,048	166,655	172,479

Expenses:
Direct costs of services	16,164	19,213	24,088	28,497
Salaries and related costs	38,647	38,592	74,712	74,052
General and administrative expenses	24,712	24,429	48,530	47,300
Depreciation and amortization expense	6,794	5,936	13,595	11,732
Retention costs	2,865	6,299	6,344	12,550
Net restructuring charges	(450)	(890)	5,341	(1,435)
Special charges	593	791	1,376	(1,719)

Total expenses	89,325	94,370	173,986	170,977

Operating income (loss)	29,709	32,678	(7,331)	1,502
Interest income	1,056	790	1,629	1,910
Interest expense	(7,884)	(5,931)	(15,021)	(11,700)
Other (expense) income	(65)	361	383	84

Income (loss) before taxes	22,816	27,898	(20,340)	(8,204)
Income tax provision (benefit)	8,620	10,043	(6,916)	(2,954)

Net income (loss)	$14,196	$17,855	$(13,424)	$(5,250)

Basic and diluted earnings (loss) per share	$0.23	$0.29	$(0.22)	$(0.09)

Basic weighted average shares outstanding (in millions)	61.6	61.5	61.5	61.4

Diluted weighted average shares outstanding (in millions)	61.6	61.7	61.5	61.4

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (UNAUDITED)	December 31, 2002	June 30, 2002 (UNAUDITED)
	(Thousands of dollars)
ASSETS:
Current Assets:
Cash and cash equivalents	$48,462	$48,719	$57,381
Restricted cash	13,541	13,968	8,847
Accounts receivable, net of allowance for doubtful accounts of $7,019, $8,073 and $7,927	330,792	276,729	321,979
Notes receivable and consignor advances, net of allowance for credit losses of $1,144, $1,573 and $1,312	57,477	51,264	38,428
Inventory, net	12,111	13,690	7,175
Deferred income taxes	11,536	11,980	32,759
Prepaid expenses and other current assets	42,686	41,518	32,911

Total Current Assets	516,605	457,868	499,480

Non-Current Assets:
Notes receivable	24,058	44,016	47,350
Properties, less allowance for depreciation and amortization of $93,193, $91,259 and $99,810	263,471	240,796	245,038
Goodwill	16,711	16,553	17,340
Investments	30,751	31,217	31,242
Deferred income taxes	92,491	83,954	52,116
Other assets	1,963	1,301	1,744

Total Assets	$946,050	$875,705	$894,310

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Current Liabilities:
Due to consignors	$311,539	$274,327	$270,973
Credit facility borrowings	20,000	—	130,000
Accounts payable and accrued liabilities	84,787	106,640	94,361
Deferred revenues	5,472	5,961	5,147
Accrued income taxes	5,822	5,459	9,317
York Property capital lease obligation	107	—	—
Deferred gain on sale of York Property	1,129	—	—
Settlement liabilities	16,795	55,542	3,498

Total Current Liabilities	445,651	447,929	513,296

Long-Term Liabilities:
Credit facility borrowings	—	100,000	—
Long-term debt, net of unamortized discount of $498, $534 and $569	99,502	99,466	99,431
Settlement liabilities	61,642	70,804	78,438
York Property capital lease obligation	172,227	—	—
Deferred gain on sale of York Property	21,087	—	—
Other liabilities	17,091	17,138	15,635

Total Liabilities	817,200	735,337	706,800

Shareholders' Equity:
Common Stock, $0.10 par value Authorized shares—125,000,000 of Class A and 75,000,000 of Class B; Issued and outstanding shares — 45,014,513, 44,981,703 and 44,930,877 of Class A and 16,549,650 of Class B, at June 30, 2003, December 31, 2002 and June 30, 2002, respectively	6,154	6,153	6,148
Additional paid-in capital	202,521	202,406	202,102
Accumulated deficit	(71,309)	(57,884)	(8,380)
Accumulated other comprehensive loss	(8,516)	(10,307)	(12,360)

Total Shareholders' Equity	128,850	140,368	187,510

Total Liabilities and Shareholders' Equity	$946,050	$875,705	$894,310

See accompanying Notes to Consolidated Financial Statements

Sotheby's Holdings, Inc.

Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002
	(Thousands of dollars)
Operating Activities:
Net loss	$(13,424)	$(5,250)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	13,595	11,732
Deferred income taxes	(8,082)	2,375
Tax benefit of stock option exercises	—	70
Asset provisions	(976)	(854)
Asset write-offs	603	—
Other	1,334	991
Changes in assets and liabilities:
Decrease (increase) in restricted cash	427	(3,948)
Increase in accounts receivable	(48,155)	(88,698)
Decrease in inventory	1,314	4,354
(Increase) decrease in prepaid expenses and other current assets	(2,391)	581
(Increase) decrease in goodwill and other long-term assets	(589)	514
Decrease in short-term and long-term settlement liabilities	(49,733)	(3,000)
Increase in due to consignors	36,460	62,738
Increase (decrease) in accrued income taxes	131	(4,435)
Decrease in accounts payable and accrued liabilities and other liabilities	(28,258)	(37,265)

Net cash used by operating activities	(97,744)	(60,095)

Investing Activities:
Funding of notes receivable and consignor advances	(38,840)	(61,951)
Collections of notes receivable and consignor advances	53,489	78,452
Capital expenditures	(4,399)	(6,605)
Proceeds from York Property sale-leaseback	167,054	—
Decrease in investments	475	1,268

Net cash provided by investing activities	177,779	11,164

Financing Activities:
Proceeds from credit facility borrowings	107,000	20,000
Repayments of credit facility borrowings	(187,000)	(20,000)
Decrease in York Property capital lease obligation	(1,532)	—
Proceeds from exercise of stock options	—	2,192

Net cash (used) provided by financing activities	(81,532)	2,192

Effect of exchange rate changes on cash	1,240	1,433

Decrease in cash and cash equivalents	(257)	(45,306)
Cash and cash equivalents at beginning of period	48,719	102,687

Cash and cash equivalents at end of period	$48,462	$57,381

Supplemental Cash Flow Information:
Income tax payments (refunds)	$2,007	$(278)

Interest paid	$13,500	$7,110

Non-Cash Activities:
York Property capital lease asset and obligation	$173,866	$—

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

        Certain amounts in the 2002 Consolidated Financial Statements in Cash, Notes Receivable and Settlement Liabilities have been reclassified to conform to the current year presentation.

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

	Percentage of Annual Auction Sales
	2002	2001	2000
January—March	11%	13%	9%
April—June	38%	45%	45%
July—September	12%	7%	7%
October—December	39%	35%	39%

	100%	100%	100%

3.     Segment Reporting

        For the three and six months ended June 30, 2003 and 2002, revenues for the Company's reportable operating segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Thousands of dollars)
Auction	$107,580	$112,529	$145,713	$148,140
Real Estate	9,081	11,371	15,860	18,807
Finance	1,290	1,419	2,777	2,864
Other	1,083	1,729	2,305	2,668

Total	$119,034	$127,048	$166,655	$172,479

        For the three and six months ended June 30, 2003 and 2002, profit or (loss) for the Company's reportable operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Thousands of dollars)
Auction	$25,974	$31,162	$(5,362)	$(633)
Real Estate	1,242	3,562	478	3,533
Finance	(561)	(99)	(815)	(190)
Other	(247)	129	(389)	(204)

Total	$26,408	$34,754	$(6,088)	$2,506

        The following is a reconciliation of profit or (loss) before taxes for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Thousands of dollars)
Total income (loss) before taxes for reportable segments	$26,655	$34,625	$(5,699)	$2,710
Other (loss) income	(247)	129	(389)	(204)
Unallocated amounts:
Special Charges (see Note 10)	(593)	(791)	(1,376)	1,719
Retention Costs (see Note 14)	(2,865)	(6,299)	(6,344)	(12,550)
Net Restructuring Charges (see Note 15)	450	890	(5,341)	1,435
Amortization of discount related to DOJ antitrust fine	(584)	(656)	(1,191)	(1,314)

Consolidated income (loss) before taxes	$22,816	$27,898	$(20,340)	$(8,204)

        Total assets for the Company's reportable operating segments are as follows:

	As of June 30, 2003	As of December 31, 2002	As of June 30, 2002
	(Thousands of dollars)
Auction	$731,660	$646,099	$696,442
Real Estate	24,918	28,332	21,348
Finance	84,595	102,676	89,575
Other	850	2,664	2,070

Total	$842,023	$779,771	$809,435

        The following is a reconciliation of assets for the Company's reportable operating segments to the applicable line items in the Consolidated Balance Sheets:

	As of June 30, 2003	As of December 31, 2002	As of June 30, 2002
	(Thousands of dollars)
Total assets for reportable segments	$841,173	$777,107	$807,365
Other assets	850	2,664	2,070
Unallocated amounts	104,027	95,934	84,875

Consolidated assets	$946,050	$875,705	$894,310

        The unallocated amounts consist primarily of deferred tax assets.

4.     Receivables

        Accounts receivable primarily relates to the Company's Auction segment. At June 30, 2003, approximately $51 million, or 15%, of the net Accounts Receivable balance was due from one purchaser. In July 2003, the Company collected the entire outstanding receivable balance from the purchaser and paid out the remaining $47 million owed to the consignor.

        The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse against the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in net Notes Receivable and Consignor Advances are unsecured loans totaling $14.6 million, $23.2 million and $14.1 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

        Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company's share of any profit or loss is reflected in the results of the Auction segment. At June 30, 2003, December 31, 2002 and June 30, 2002, the net total of all such unsecured loans was $10.9 million, $17.0 million and $7.5 million, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

        The weighted average interest rates charged on net notes receivable and consignor advances were 6.0%, 5.4% and 5.3% at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

        Changes in the Allowance for Credit Losses related to Notes Receivable and Consignor Advances for the six months ended June 30, 2003 and 2002 are as follows:

	2003	2002
	(Thousands of dollars)
Allowance for credit losses at January 1,	$1,573	$1,436
Change in loan loss provision	103	—
Write-offs	(537)	(143)
Foreign currency exchange rate changes	5	19

Allowance for credit losses at June 30,	$1,144	$1,312

5.     Goodwill

        Changes in the carrying amount of the Company's Goodwill for the six months ended June 30, 2003, by segment, are as follows:

	Auction	Real Estate	Total
	(Thousands of dollars)
Balance as of January 1, 2003	$13,215	$3,338	$16,553
Foreign currency exchange rate changes	158	—	158

Balance as of June 30, 2003	$13,373	$3,338	$16,711

6.     Credit Arrangements

        Bank Credit Facilities—On February 7, 2003, the Company refinanced $100 million in outstanding borrowings under the senior secured term facility (the "Term Facility") of its existing credit agreement (the "Amended and Restated Credit Agreement") in conjunction with a sale-leaseback transaction involving the Company's headquarters building in New York (See Note 7). Additionally, on February 7, 2003, the Company extended the maturity date of the Amended and Restated Credit Agreement from February 11, 2003 to February 6, 2004.

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

        Outstanding borrowings under the Amended and Restated Credit Agreement consist of the following:

	As of June 30, 2003	As of December 31, 2002	As of June 30, 2002
	(Thousands of dollars)
Term Facility	$20,000	$100,000	$130,000
Revolving Facility	—	—	—

Total	$20,000	$100,000	$130,000

        For the three months ended June 30, 2003 and 2002, the weighted average interest rates for borrowings under the Amended and Restated Credit Agreement were approximately 5.1% and 5.2%, respectively. For the six months ended June 30, 2003 and 2002, the weighted average interest rates for any such borrowings were approximately 5.4% and 5.1%, respectively.

        The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, any borrowings by the Company's United Kingdom ("U.K.") affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to: (i) LIBOR plus 3.5% or (ii) the Prime Rate plus 2.5%, as selected by the Company. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of June 30, 2003.

        As discussed above, the Amended and Restated Credit Agreement is available through February 6, 2004. On this date, the Amended and Restated Credit Agreement will expire and any outstanding borrowings will be due and payable to the Company's existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements subsequent to February 6, 2004 including the aggregate monthly rent payments due under the York Property capital lease obligation (see Note 7), the aggregate monthly rent payments due under the Company's operating lease obligations, the remaining payments due under the Company's DOJ antitrust fine (see Note 10), any redemptions of the Discount Certificates which were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement (see Note 10), payments due under existing employment agreements (see Note 11) and interest payments related to the Company's long-term debt securities, additional funding will be necessary to supplement operating cash flows. Management is currently exploring a long-term extension, amendment or refinancing of the Amended and Restated Credit Agreement. Alternatively, management believes it has other options available for capital resources including, but not limited to, a short-term extension, amendment or refinancing of the Amended and Restated Credit Agreement and the sale of certain assets or operating units. Management currently believes that the Company will secure adequate long-term funding or satisfy its liquidity needs pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to secure such funding, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or ability to operate.

        Senior Unsecured Debt—In February 1999, the Company issued a tranche of long-term debt securities (the "Notes"), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August.

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

        Interest Expense—For the three and six months ended June 30, 2003 and 2002, interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Thousands of dollars)
Amended and Restated Credit Agreement:
Interest expense on outstanding borrowings	$266	$1,749	$1,248	$3,330
Amortization of amendment and arrangement fees	413	1,332	1,104	2,663
Commitment fees	84	145	173	289

Sub-total	763	3,226	2,525	6,282

Interest expense on York Property capital lease obligation (see Note 7)	4,481	—	7,159	—
Interest expense on long-term debt	1,737	1,736	3,474	3,471
Amortization of discount related to DOJ antitrust fine	584	656	1,191	1,314
Other interest expense	319	313	672	633

Total	$7,884	$5,931	$15,021	$11,700

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

        The sale of the York Property resulted in a deferred gain of approximately $23 million, which is being amortized on a straight-line basis to Depreciation and Amortization Expense over the initial 20-year lease term.

        As of June 30, 2003, the amount recorded within Properties in the Company's Consolidated Balance Sheets for the York Property capital lease asset was approximately $170.3 million, net of accumulated depreciation of approximately $3.6 million.

        The following is a schedule, by year, of the future minimum lease payments due under the York Property capital lease, together with the present value of the future minimum lease payments as of June 30, 2003 (in thousands of dollars):

2003	$9,013
2004	18,025
2005	18,025
2006	19,264
2007	19,287
Thereafter	350,383

Total future minimum lease payments	433,997
Less: amount representing interest	261,663

Present value of future minimum lease payments	$172,334

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

        As of June 30, 2003 and 2002, the asset and liability, respectively, relating to the Company's forward exchange contracts were not material. As of December 31, 2002, the Company's Consolidated Balance Sheet included $0.4 million recorded within Other Current Assets reflecting the fair value of the Company's forward exchange contracts.

9.     Comprehensive Loss

        The Company's comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income, which consists of the change in the foreign currency translation adjustment account during the period. For the three and six months ended June 30, 2003 and 2002, comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Thousands of dollars)
Net income (loss)	$14,196	$17,855	$(13,424)	$(5,250)
Other comprehensive income — net of taxes	1,149	4,959	1,791	4,417

Comprehensive income (loss)	$15,345	$22,814	$(11,633)	$(833)

10.   Litigation and Special Charges

        For the three and six months ended June 30, 2003 and 2002, the Company recorded the following Special Charges in the Consolidated Statements of Operations related to the investigation by the Antitrust Division of the United States Department of Justice (the "DOJ"), other governmental investigations and the related civil antitrust litigation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Thousands of dollars)
Settlement of U.S. Antitrust Litigation opt out claim	$—	$—	$250	$—
Class notification costs — International Antitrust Litigation	474	—	499	—
Legal and other professional fees	44	791	552	1,531
Administrative costs for printing and issuing Discount Certificates	75	—	75	—
Settlement with former Chief Executive Officer	—	—	—	(3,250)

Total	$593	$791	$1,376	$(1,719)

        On April 10, 2003, the Company and Christie's International, PLC ("Christie's") entered into a settlement agreement with one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation (as defined in Part II, Item 1, "Legal Proceedings"). During the fourth quarter of 2002, the Company recorded Special Charges of $1.75 million related to this claim. During the first quarter of 2003, the Company recorded an additional $0.25 million in Special Charges as a result of the completion of the settlement of this claim. The amount due by the Company under the settlement has been fully funded. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

        For the three and six months ended June 30, 2003, the Company recorded Special Charges of $0.5 million for administrative costs related to the notification of the members of the class of plaintiffs in the International Antitrust Litigation (as defined in Part II, Item 1, "Legal Proceedings").

        For the six months ended June 30, 2003, the Company recorded Special Charges of $0.6 million for legal and professional fees related to the investigation by the DOJ, other governmental investigations and the related civil antitrust litigation. For the three and six months ended June 30, 2002, the Company recorded Special Charges of approximately $0.8 million and $1.5 million, respectively, for such legal and professional fees.

        In June 2003, the Company distributed vendor's commission discount certificates (the "Discount Certificates") to the class of plaintiffs as part of the U.S. Antitrust Litigation settlement. For the three and six months ended June 30, 2003, the Company recorded Special Charges of $0.1 million for administrative costs related to the printing and issuance of the Discount Certificates.

        In the first quarter of 2002, the Company entered into a final settlement agreement with its former Chief Executive Officer with respect to the DOJ investigation and other related matters. As part of this settlement agreement, in addition to relinquishing all of her stock options in 2000, the Company's former Chief Executive Officer paid the Company $3.25 million. Of this amount, $2.05 million was settled by her relinquishment of vested benefits under the Company's Benefits Equalization Plan and the remaining $1.2 million was paid in cash. As a result, for the six months ended June 30, 2002, the Company recorded in Special Charges a reduction of accrued compensation cost of approximately $2.05 million and a recovery of $1.2 million.

        The Company's Settlement Liabilities related to the DOJ investigation, other governmental investigations and the related civil antitrust litigation consist of the following:

	As of June 30, 2003	As of December 31, 2002	As of June 30, 2002
	(Thousands of dollars)
Current:
European Commission fine	$—	$21,350	$—
International Antitrust Litigation	—	20,000	—
U.S. Antitrust Litigation	13,000	8,800	—
DOJ antitrust fine (net of unamortized discount of $2,205, $2,358 and $2,502)	3,795	3,642	3,498
U.S. Antitrust Litigation opt out claim	—	1,750	—

Sub-total	16,795	55,542	3,498

Long-term:
U.S. Antitrust Litigation	37,000	41,200	50,000
DOJ antitrust fine (net of unamortized discount of $2,358, $3,396 and $4,562)	24,642	29,604	28,438

Sub-total	61,642	70,804	78,438

Total	$78,437	$126,346	$81,936

        The settlement liability for the U.S. Antitrust Litigation relates to the Discount Certificates that were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement. The Discount Certificates will expire on May 14, 2008. However, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that is recorded in the Company's Consolidated Balance Sheets within the Current and Long-Term Settlement Liabilities. The current portion of the liability for the Discount Certificates is based on management's estimate of redemptions expected during the twelve-month period after the balance sheet date.

        The remaining $33 million payable under the DOJ antitrust fine is due on the following dates: (a) $6 million due February 6, 2004, (b) $12 million due February 6, 2005 and (c) $15 million due February 6, 2006.

        On April 7, 2003, pursuant to the settlement agreement for the International Antitrust Litigation (as defined in Part II, Item 1, "Legal Proceedings"), the Company deposited $10 million into an escrow account for the benefit of the members of the class of plaintiffs. The remaining $10 million due under the settlement agreement was paid on June 23, 2003 following final court approval of the settlement.

        Amounts charged to the Company's Settlement Liabilities related to the DOJ investigation, other governmental investigations and the related civil antitrust litigation during the six months ended June 30, 2003 were:

	U.S. Antitrust Litigation	DOJ Antitrust Fine (net)	European Commission Fine	International Antitrust Litigation	U.S. Antitrust Litigation Opt Out Claim	Total
	(Thousands of dollars)
Liability at January 1, 2003	$50,000	$33,246	$21,350	$20,000	$1,750	$126,346
Special charges	—	—	—	—	250	250
Amortization of discount	—	1,191	—	—	—	1,191
Foreign currency exchange rate changes	—	—	633	—	—	633
Cash payments	—	(6,000)	(21,983)	(20,000)	(2,000)	(49,983)

Liability at June 30, 2003	$50,000	$28,437	$—	$—	$—	$78,437

11.    Commitments and Contingencies

        Letters of Credit—As of June 30, 2003, the Company had outstanding letters of credit of approximately $6.3 million primarily relating to bank guarantees of rental obligations.

        Employment Agreements—In conjunction with its retention programs (see Note 14), the Company entered into employment agreements with a group of certain key employees, which expire at various dates in 2003 and 2004. Such agreements provide, among other benefits, for minimum salary levels and incentive bonuses which are payable if specified Company and individual goals are attained, as well as cash awards in conjunction with the Company's retention programs. The aggregate commitment for future salaries at June 30, 2003, excluding incentive bonuses and cash awards in conjunction with the Company's retention programs, was approximately $0.9 million.

        Legal Actions—The Company is aware of possible governmental investigations in Italy and India arising from certain allegations of improper conduct by current and former Company employees. These allegations arose from an early 1997 television program aired in the U.K. as well as the publication of a related book. The Company has been in contact during the past several years with the relevant authorities.

        The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

        Lending Commitments—The Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note 4). However, potential consignor advances related to such arrangements are subject to certain limitations and conditions. Unfunded commitments to extend additional credit were approximately $12.3 million at June 30, 2003.

        (See Notes 7, 10, 13, 14 and 15 for other commitments. See Notes 10 and 13 for other contingencies.)

        In the opinion of management, the contingencies described above and in Notes 10 and 13 are not currently expected to have a material adverse effect on the Company's financial condition, liquidity and/or results of operations, with the possible exception of any cash redemptions of any unused Discount Certificates, which were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement.

12.    Restricted Cash

        Restricted Cash principally consists of amounts or deposits whose use is restricted by either law or contract and primarily includes net auction proceeds owed to consignors in certain jurisdictions, deposits supporting rental obligations in the United States and Europe and client down payments held by the Real Estate segment that will be disbursed upon the closing of the related real estate sale.

13.    Auction Guarantees

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

        In the first quarter of 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," for guarantees issued or modified after December 31, 2002.

        As of June 30, 2003, the Company had one outstanding auction guarantee totaling approximately $2.2 million, the property relating to which had a mid-estimate sales price of approximately $2.7 million. The property under such guarantee is being offered at auction during the fourth quarter of 2003. As of June 30, 2003, the entire guaranteed amount had been funded and is recorded within Notes Receivable and Consignor Advances in the Company's Consolidated Balance Sheets. As of June 30, 2003, the carrying amount of the liability related to the Company's auction guarantee was not material.

        As of August 1, 2003, the Company had outstanding auction guarantees totaling approximately $9.5 million, the property relating to which had a mid-estimate sales price of approximately $11.5 million. The property under such guarantees will be offered at auction in the fourth quarter of 2003 and the second quarter of 2004. As of August 1, 2003, $7.0 million of the guaranteed amount had been funded.

14.    Retention Programs

        In 2001 and 2002, the Company implemented retention programs that provide cash awards payable to a group of key employees upon fulfillment of full-time employment through certain dates in 2003 and 2004. An employee who leaves the Company prior to such dates will, generally, forfeit his or her right to payment. Up to $0.4 million remains payable under these programs in January 2004.

        Certain employees granted such awards received cash payments of approximately $12.9 million during the six months ended June 30, 2003 and approximately $0.3 million in July 2003.

        All amounts related to the retention programs described above are being amortized over the contractual service period. For the three months ended June 30, 2003 and 2002, the Company recognized retention costs of approximately $2.9 million and $6.3 million, respectively. For the six months ended June 30, 2003 and 2002, the Company recognized retention costs of approximately $6.3 million and $12.6 million, respectively.

        During the first quarter of 2003, as a result of economic conditions and the compensation structure for other senior executives, the Company's Chief Executive Officer declined a $3 million cash award that would have been due to him on December 31, 2003 under the retention programs described above.

15.    Restructuring Plans

        The Company recorded the following amounts related to the restructuring plans described below in its Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Thousands of dollars)
2000 Restructuring Plan	$—	$(440)	$—	$(811)
2001 Restructuring Plan	9	(450)	53	(624)
2002 Restructuring Plan	(459)	—	5,288	—

Total	$(450)	$(890)	$5,341	$(1,435)

        2000 Restructuring Plan—During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Company's Auction segment in December 2000. The liability related to the 2000 Restructuring Plan was recorded within Accounts Payable and Accrued Liabilities in the Company's Consolidated Balance Sheets, and all remaining amounts due were paid out in the first quarter of 2003. Amounts charged to the restructuring liability through June 30, 2003 were as follows:

2000 Restructuring Plan	Employee Termination Benefits	Lease and Contract Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)
Restructuring Charges	$7,127	$1,117	$3,844	$546	$12,634
Asset write-offs	—	—	(3,844)	—	(3,844)

Liability at December 31, 2000	7,127	1,117	—	546	8,790
Cash payments	(5,423)	(334)	—	(246)	(6,003)
Adjustments to liability	(589)	(42)	—	(99)	(730)

Liability at December 31, 2001	1,115	741	—	201	2,057
Cash payments	(411)	(363)	—	(179)	(953)
Adjustments to liability	(624)	(371)	—	(22)	(1,017)

Liability at December 31, 2002	80	7	—	—	87
Cash payments	(80)	(7)	—	—	(87)

Liability at June 30, 2003	$—	$—	$—	$—	$—

        For the three and six months ended June 30, 2002, the Company recorded favorable adjustments of $0.4 million and $0.8 million, respectively, to Net Restructuring Charges principally due to changes in management's original estimates of employee termination benefits and lease and contract termination costs related to the 2000 Restructuring Plan.

        2001 Restructuring Plan—During the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in September 2001 for the Company's live auction business within the Auction segment, as well as its Finance and Real Estate segments and certain corporate departments.

        During the fourth quarter of 2001, as authorized by the Board of Directors, management approved a restructuring plan for the Company's online auction business within the Auction segment.

        The liability related to the 2001 Restructuring Plan was recorded within Accounts Payable and Accrued Liabilities in the Company's Consolidated Balance Sheets, and all remaining amounts due were paid out in the second quarter of 2003. Amounts charged to the restructuring liability through June 30, 2003 were as follows:

2001 Restructuring Plan	Employee Termination Benefits	Contract Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)
Restructuring Charges	$6,048	$5,385	$6,327	$449	$18,209
Cash payments	(1,229)	(5,235)	—	(160)	(6,624)
Asset write-offs	—	—	(5,890)	—	(5,890)
Adjustments to liability	(187)	(100)	—	—	(287)
Foreign currency exchange rate changes	(35)	—	—	(4)	(39)

Liability at December 31, 2001	4,597	50	437	285	5,369
Restructuring Charges	210	—	—	—	210
Cash payments	(2,794)	—	—	(137)	(2,931)
Asset write-offs	—	—	(437)	—	(437)
Adjustments to liability	(1,252)	(50)	—	(89)	(1,391)
Foreign currency exchange rate changes	106	—	—	7	113

Liability at December 31, 2002	867	—	—	66	933
Cash payments	(952)	—	—	(35)	(987)
Adjustments to liability	84	—	—	(31)	53
Foreign currency exchange rate changes	1	—	—	—	1

Liability at June 30, 2003	$—	$—	$—	$—	$—

        For the three and six months ended June 30, 2002, the Company recorded favorable adjustments of approximately $0.5 million and $0.8 million, respectively, to Net Restructuring Charges primarily as a result of employee termination benefits that will not be paid principally due to unanticipated employee redeployment and changes in management's original estimates of these costs. Additionally, for the six months ended June 30, 2002, the Company recorded restructuring charges of $0.2 million for employee termination benefits related to the 2001 Restructuring Plan.

        2002 Restructuring Plan—In the fourth quarter of 2002, management approved plans to further restructure the Company's Auction segment, as well as to carry out additional headcount reductions in certain corporate departments. The goal of the 2002 Restructuring Plan is to improve profitability through further cost savings and other strategic actions.

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

        During the first quarter of 2003, as part of the 2002 Restructuring Plan, management committed to the termination in Europe of approximately 40 additional employees in the Company's Auction segment. As a result, for the six months ended June 30, 2003, the Company recorded restructuring charges of $3.7 million for employee termination benefits.

        Also, in the first quarter of 2003, as part of the 2002 Restructuring Plan, the Company entered into an agreement to outsource the operation of its mainframe computer systems. In conjunction with the decision to outsource such operations, management committed to the termination of six employees in the corporate Information Technology department and, as a result, the Company recorded restructuring charges of approximately $0.1 million in the first quarter of 2003 for employee termination benefits.

        For the three and six months ended June 30, 2003, the Company recorded restructuring charges of approximately $0.3 million for other costs related to the 2002 Restructuring Plan. Such costs, which were expensed as incurred, primarily included fees for legal and other professional services related to the 2002 Restructuring Plan.

        For the three and six months ended June 30, 2003, the Company recorded favorable adjustments of $0.7 million and $0.8 million, respectively, to Net Restructuring Charges principally due to changes in management's original estimates of employee termination benefits related to the 2002 Restructuring Plan.

        The liability related to the 2002 Restructuring Plan is recorded within Accounts Payable and Accrued Liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through June 30, 2003 were as follows:

2002 Restructuring Plan	Employee Termination Benefits	Lease and Contract Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)
Restructuring Charges	$4,007	$124	$—	$50	$4,181
Cash payments	(46)	—	—	—	(46)
Foreign currency exchange rate changes	8	—	—	—	8

Liability at December 31, 2002	3,969	124	—	50	4,143
Restructuring Charges	4,828	500	495	255	6,078
Cash payments	(4,289)	(121)	—	(278)	(4,688)
Asset write-offs	—	—	(495)	—	(495)
Adjustments to liability	(787)	(3)	—	—	(790)
Foreign currency exchange rate changes	161	—	—	—	161

Liability at June 30, 2003	$3,882	$500	$—	$27	$4,409

        The remaining liability related to the 2002 Restructuring Plan will be substantially paid out during the remainder of 2003.

16. Stock-Based Compensation

        The Company accounts for the 1987 Stock Option Plan and 1997 Stock Option Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Thousands of dollars, except per share data)
Net income (loss), as reported	$14,196	$17,855	$(13,424)	$(5,250)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,981	4,331	4,053	8,686

Pro forma net income (loss)	$12,215	$13,524	$(17,477)	$(13,936)

Earnings (loss) per share:
Basic and diluted earnings (loss) per share—as reported	$0.23	$0.29	$(0.22)	$(0.09)

Basic and diluted earnings (loss) per share—pro forma	$0.20	$0.22	$(0.28)	$(0.23)

17. Recently Issued Accounting Pronouncements

        In April 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. SFAS No. 149 has no impact on the Company's current accounting and financial reporting.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the first interim period beginning after June 15, 2003. SFAS No. 150 has no impact on the Company's current accounting and financial reporting.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Seasonality—The worldwide art auction market has two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

        Use of Non-GAAP Financial Measures—GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Results of Operations are financial measures presented in accordance with GAAP and also on a non-GAAP basis. When material, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are provided on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates since the prior year. Management believes the use of this non-GAAP financial measure provides investors with a more meaningful discussion and analysis of material fluctuations in the Company's operating results. Additionally, management utilizes this non-GAAP financial measure in analyzing its operating results.

        Auction Sales for the three and six months ended June 30, 2003 and 2002—For the three months ended June 30, 2003, the aggregate hammer price of property sold at auction by the Company ("Auction Sales"), which includes buyer's premium, totaled $580.1 million, a decrease of $103.9 million, or 15%, when compared to the same period in 2002. For the three months ended June 30, 2003, the favorable impact of foreign currency translations on worldwide Auction Sales was approximately $37.3 million. Excluding the impact of favorable foreign currency translations, Auction Sales decreased $141.2 million, or 21%, to $542.8 million. This decrease in worldwide Auction Sales reflects a 24% decrease in the number of lots sold in the second quarter of 2003 as compared to the same period in 2002, partially offset by a 4% increase in the average selling price per lot sold. The lower level of worldwide Auction Sales in the second quarter of 2003 was primarily due to an $85.7 million, or 41%, decrease in results from the spring Impressionist and Contemporary sales in New York and a $20.5 million, or 41%, decline in Auction Sales attributable to single-owner collections, both in part attributable to economic uncertainties related to the build up to the war in Iraq. Also unfavorably impacting the comparison of Auction Sales to the prior year was the discontinuation on April 30, 2003 of separate online auctions on sothebys.com as part of the 2002 Restructuring Plan, which resulted in a $10.8 million decrease in Auction Sales (see Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements").

        For the six months ended June 30, 2003, Auction Sales totaled $781.0 million, a decrease of $93.0 million, or 11%, when compared to the same period in 2002. For the six months ended June 30, 2003, the favorable impact of foreign currency translations on worldwide Auction Sales was approximately $50.9 million. Excluding the impact of favorable foreign currency translations, Auction Sales decreased $143.9 million, or 16%, to $730.1 million. This decrease in worldwide Auction Sales reflects a 19% decrease in the number of lots sold in the first six months of 2003 as compared to the same period in 2002, partially offset by a 3% increase in the average selling price per lot sold. The lower level of worldwide Auction Sales for the six months ended June 30, 2003 was primarily due to the decrease in spring Impressionist and Contemporary sales, as discussed above, and a $47.6 million, or 51%, decline in Auction Sales attributable to single-owner collections, both in part attributable to economic uncertainties related to the build up to the war in Iraq. Also unfavorably impacting the comparison of Auction Sales to the prior year was the discontinuation on April 30, 2003 of separate online auctions on sothebys.com, as discussed above, which resulted in a $13.2 million decrease in Auction Sales. These unfavorable variances were partially offset by improved results from the winter Impressionist and Contemporary sales in London.

        Management is encouraged by the level of consignments for the upcoming fall auction season, which appears to be due in part to the offering in the fall of property withheld from the spring auction season as a result of economic uncertainties related to the build up to the war in Iraq. This improved level of consignments could have a favorable impact on Auction Sales, buyer's premium revenues and seller's commission revenues during the second half of 2003 when compared to the first six months of the year. (See statement on Forward Looking Statements.)

        Results of Operations for the three and six months ended June 30, 2003 and 2002—Note 3 of Notes to Consolidated Financial Statements ("Segment Reporting") should be read in conjunction with this discussion.

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

        Auction and related revenues decreased $4.9 million, or 4%, to $107.6 million and $2.4 million, or 2%, to $145.7 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods in 2002. For the three and six months ended June 30, 2003 and 2002, the favorable impact of foreign currency translations on auction and related revenues was $7.4 million and $10.2 million, respectively. Excluding the impact of favorable foreign currency translations, auction and related revenues decreased $12.3 million, or 11%, to $100.2 million and $12.6 million, or 9%, to $135.5 million, respectively, for those periods. These decreases were principally due to lower auction commission revenues primarily resulting from decreased Auction Sales, as discussed above, partially offset by improved commission margins resulting from the new buyer's premium rate structure that became effective in January 2003, reduced shared and introductory auction commissions and a favorable change in sales mix. Also unfavorably impacting the comparison to the prior periods was a significant decrease in revenues from principal activities mainly due to a lower level of auction guarantees, as well as a decline in private treaty revenues.

        Other revenues consist primarily of revenues from the Company's Real Estate and Finance segments. Other revenues decreased $3.1 million, or 21%, to $11.5 million for the three months ended June 30, 2003, when compared to the same period in 2002. This decrease was principally due to a $2.3 million, or 20%, decline in revenues from the Real Estate segment primarily resulting from a 13% decline in sales volume, as well as decreased commission retention rates due to a greater proportion of sales completed by senior agents who earn a higher share of the gross commission. Also unfavorably impacting the comparison of other revenues to the prior year was a $0.6 million, or 40%, decrease in revenues from the Company's art education activities. For the three months ended June 30, 2003, other revenues were not materially affected by the translation to U.S. Dollars.

        Other revenues decreased $3.4 million, or 14%, to $20.9 million for the six months ended June 30, 2003, when compared to the same period in 2002. This decrease was principally due to a $2.9 million, or 16%, decline in revenues from the Real Estate segment primarily resulting from a 9% decline in sales volume, as well as lower commission retention rates, as discussed above. Also unfavorably impacting the comparison of other revenues to the prior year was a $0.3 million, or 13%, decrease in revenues from the Company's art education activities. For the six months ended June 30, 2003, other revenues were not materially affected by the translation to U.S. Dollars.

        Management is currently seeing an improvement in the real estate market, with real estate properties under contract at the end of the second quarter of 2003 at a thirteen-month high, which could have a favorable impact on revenues from the Real Estate segment during the second half of 2003 when compared to the first six months of the year. (See statement on Forward Looking Statements.)

        Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) decreased $3.0 million, or 16%, to $16.2 million and $4.4 million, or 15%, to $24.1 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods in 2002. For the three and six months ended June 30, 2003, the unfavorable impact of foreign currency translations on direct costs was approximately $1.1 million and $1.6 million, respectively. Excluding the impact of unfavorable foreign currency translations, direct costs decreased $4.1 million, or 22%, to $15.1 million and $6.0 million, or 21%, to $22.5 million for the three and six months ended June 30, 2003, respectively. These decreases were largely due to lower catalogue production and mailing costs primarily resulting from the decrease in the number of lots sold at auction, the Company's use of digital photography, and other catalogue savings initiatives, which were gradually implemented throughout 2002. Also favorably impacting the comparison of direct costs to the prior periods was the significant decrease in single-owner Auction Sales, which are typically more expensive due to higher promotion and exhibition costs. Additionally, the Company achieved savings in marketing expenses and other direct costs principally as a result of management's efforts to reduce discretionary spending.

        Salaries and related costs, which totaled $38.6 million for the three months ended June 30, 2003, were relatively unchanged when compared to the same period in 2002. For the six months ended June 30, 2003, salaries and related costs increased $0.7 million, or 1%, to $74.7 million when compared to the same period in the prior year. The unfavorable impact of foreign currency translations on salaries and related costs was approximately $2.2 million and $4.4 million for the three and six months ended June 30, 2003, respectively. Excluding the impact of unfavorable foreign currency translations, salaries and related costs decreased $2.2 million, or 6%, to $36.4 million and $3.7 million, or 5%, to $70.3 million, respectively, for those periods. These decreases were largely due to savings achieved in the Auction segment as a result of the Company's restructuring plans (as discussed below and in Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") and management's other cost containment efforts. Also favorably impacting the comparison to the prior periods were reductions of $1.4 million and $1.7 million in incentive bonus costs for the three and six months ended June 30, 2003, respectively. These favorable variances were partially offset by increases of $0.4 million and $0.8 million in costs related to the Company's pension plan for employees in the United Kingdom ("U.K.") for the three and six months ended June 30, 2003, respectively, as well as an accrual of $0.7 million in the second quarter of 2003 for one-time payments to a group of key employees.

        General and administrative expenses increased $0.3 million, or 1%, to $24.7 million and $1.2 million, or 3%, to $48.5 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods in 2002. For the three and six months ended June 30, 2003, the unfavorable impact of foreign currency translations on general and administrative expenses was approximately $1.3 million and $2.6 million, respectively. Excluding the impact of unfavorable foreign currency translations, for the three and six months ended June 30, 2003, general and administrative expenses decreased $1.0 million, or 4%, to $23.4 million and $1.4 million, or 3%, to $45.9 million, respectively. These decreases were largely due to savings of $1.3 million and $2.0 million achieved in travel and entertainment expenses for the three and six months ended June 30, 2003, respectively, as a result of the Company's restructuring plans (as discussed below and in Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") and management's other efforts to reduce discretionary spending. Also favorably impacting the comparison to the prior periods was the reversal in the second quarter of 2003 of a $0.5 million liability that was no longer required due to a favorable settlement, as well as savings achieved in computer systems maintenance expenses and telecommunication costs. These favorable variances were partially offset by increased professional fees, as well as higher facility related expenses and insurance costs. Also unfavorably influencing the comparison to the prior year was less favorable bad debt experience in the second quarter of 2003 principally as a result of the reversal in the second quarter of 2002 of a $1.1 million bad debt accrual that was no longer necessary due to the collection of the related client receivable balance, for which there was no comparable event in the current period.

        Depreciation and amortization expense increased $0.9 million, or 14%, to $6.8 million and $1.9 million, or 16%, to $13.6 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods in 2002. For the three and six months ended June 30, 2003, the unfavorable impact of foreign currency translations on depreciation and amortization expense was approximately $0.2 million and $0.4 million, respectively. Excluding the impact of unfavorable foreign currency translations, depreciation and amortization expense increased $0.7 million, or 11%, to $6.6 million and $1.5 million, or 13%, to $13.2 million for the three and six months ended June 30, 2003, respectively. These increases were principally due to incremental depreciation expense associated with the capital lease asset recorded in February 2003 in conjunction with a sale-leaseback transaction involving the Company's headquarters building located at 1334 York Avenue in New York, New York (the "York Property"). (See "Liquidity and Capital Resources" below and Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements" for additional information related to the sale-leaseback transaction.)

        Retention Costs—For the three months ended June 30, 2003 and 2002, the Company recognized expense of approximately $2.9 million and $6.3 million, respectively, related to the retention programs for a group of key employees. For the six months ended June 30, 2003 and 2002, the Company recognized expense of approximately $6.3 million and $12.6 million, respectively, related to such programs.

        During the first quarter of 2003, as a result of economic conditions and the compensation structure for other senior executives, the Company's Chief Executive Officer declined a $3 million cash award that would have been due to him on December 31, 2003 under the retention programs described above.

        (See Note 14 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements" for additional information on the Company's retention programs.)

        Restructuring Plans—For the three and six months ended June 30, 2003 and 2002, the Company recorded the following amounts related to its restructuring plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Thousands of dollars)
2000 Restructuring Plan	$—	$(440)	$—	$(811)
2001 Restructuring Plan	9	(450)	53	(624)
2002 Restructuring Plan	(459)	—	5,288	—

Total	$(450)	$(890)	$5,341	$(1,435)

        (See Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements," for detailed information relating to the 2000 Restructuring Plan and the 2001 Restructuring Plan.)

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

        In December 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million in the fourth quarter of 2002. These headcount reductions impact the live auction business of the Company's Auction segment primarily in North America, as well as certain corporate departments. Estimated annual savings in salaries and related costs as a result of the headcount reductions will be approximately $5 million. Substantially all of these savings are currently expected to be realized during 2003.

        In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. The Company's Internet activities now focus on promoting the Company's live auctions through eBay's Live Auctions Technology, which allows the Company's clients to follow live auctions via the Internet and place bids online, in real time. As a result of the restructuring of its strategic alliance with eBay, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company will receive no future economic benefit and $0.5 million for impairment losses related to certain technology assets. These actions will result in estimated net annual cost savings of approximately $8 million, which are expected to be achieved principally through lower salaries and related costs resulting from the termination of approximately 30 employees and through attrition. Additionally, savings will be achieved in direct costs of services and general and administrative expenses. A majority of the savings are expected to be realized by the fourth quarter of 2003. The Company also expects a decrease in auction and related revenues as a result of the discontinuation of separate online auctions on sothebys.com, which is ultimately expected to be substantially offset by incremental revenues generated by the Company's efforts, as part of the 2002 Restructuring Plan, to increase Auction Sales of moderately valued property through the live auction business.

        During the first quarter of 2003, as part of the 2002 Restructuring Plan, management committed to the termination in Europe of approximately 40 additional employees in the Company's Auction segment. As a result, for the six months ended June 30, 2003, the Company recorded restructuring charges of $3.7 million for employee termination benefits. Estimated annual savings, which will primarily relate to salaries and related costs, are expected to be approximately $4 million. Such savings were initiated during the second quarter of 2003 and are currently expected to be realized by the end of 2003.

        Also, in the first quarter of 2003, as part of the 2002 Restructuring Plan, the Company entered into an agreement to outsource the operation of its mainframe computer systems. In conjunction with the decision to outsource such operations, management committed to the termination of six employees in the corporate Information Technology department and, as a result, the Company recorded restructuring charges of approximately $0.1 million in the first quarter of 2003 for employee termination benefits. These actions will result in estimated net annual cost savings of approximately $0.3 million. Such savings, which will be achieved primarily through lower salaries and related costs, were initiated during the second quarter of 2003 and are currently expected to be realized by the end of 2003.

        For the three and six months ended June 30, 2003, the Company recorded restructuring charges of approximately $0.3 million for other costs related to the 2002 Restructuring Plan. Such costs, which were expensed as incurred, primarily included fees for legal and other professional services related to the 2002 Restructuring Plan.

        For the three and six months ended June 30, 2003, the Company recorded favorable adjustments of $0.7 million and $0.8 million, respectively, to Net Restructuring Charges principally due to changes in management's original estimates of employee termination benefits related to the 2002 Restructuring Plan.

        As a result of the economic environment and its impact on the Company's revenues, which are highly variable from period-to-period (see "Risk Factors Affecting Operating Results and Liquidity" below), as well as management's continued focus on improving profitability, the Company is continuing to assess all aspects of its business and is developing plans to improve profitability through further cost reductions and other strategic actions. As a result, the Company may record additional restructuring charges in the second half of 2003.

        (See Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements," for additional information relating to the 2002 Restructuring Plan.)

        (With respect to all statements made herein regarding the Company's restructuring plans, see statement on Forward Looking Statements.)

        Special Charges—With court approval of the International Antitrust Litigation settlement, the Company has now resolved all antitrust issues raised by the Antitrust Division of the United States Department of Justice and the European Commission and all related pending or threatened civil litigation.

        See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements," for information on special charges related to the investigation by the Antitrust Division of the United States Department of Justice, other governmental investigations and the related civil antitrust litigation.

        Net Interest Expense—Net interest expense increased $1.7 million and $3.6 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods in 2002. These increases were primarily due to interest expense resulting from the York Avenue capital lease obligation recorded in February 2003 in conjunction with a sale-leaseback transaction involving the York Property (see "Liquidity and Capital Resources" below and Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements" for additional information related to the sale-leaseback transaction). These increases were partially offset by a reduction in interest expense associated with the Company's credit facility as a result of decreased average outstanding borrowings and lower amortization of amendment and arrangement fees.

        Income Tax Expense (Benefit)—For the three months ended June 30, 2003 and 2002, the consolidated effective tax rate was approximately 38% and 36%, respectively. For the six months ended June 30, 2003 and 2002, the consolidated effective tax rate was approximately 34% and 36%, respectively. For the six months ended June 30, 2003, the change in the consolidated effective tax rate when compared to the prior year was primarily a result of higher earnings during the current period in lower tax rate jurisdictions.

        Other Matters—In February 2003, the Compensation Committee of the Board of Directors approved a one-time exchange offer of cash or restricted stock under the Company's restricted stock plan for stock options to eligible employees that hold certain stock options with an exercise price above $18 under the Company's 1987 and 1997 Stock Option Plans (the "Exchange Offer"). The restricted stock plan was approved by a vote of shareholders on April 29, 2003. The Company is currently considering when it would be most appropriate to proceed with the Exchange Offer.

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

        Financial Condition as of June 30, 2003—This discussion should be read in conjunction with the Company's Consolidated Statements of Cash Flows (see Part I, Item 1, "Financial Statements.")

        For the six months ended June 30, 2003, total cash and cash equivalents decreased approximately $0.3 million primarily due to the factors discussed below.

        Net cash used by operations was $97.7 million for the six months ended June 30, 2003 and was largely the result of a net loss from operations, as well as payments made to fund the European Commission fine, the International Antitrust Litigation settlement and a portion of the fine payable to the United States Department of Justice (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"). Additionally, for the six months ended June 30, 2003, the Company funded approximately $12.9 million in retention payments to a group key employees (see Note 14 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") and approximately $5.3 million of severance payments in connection with the Company's restructuring plans (see Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"). Also influencing cash used by operations during the period is a $48.2 million increase in Accounts Receivable partially offset by a $36.5 million increase in Due to Consignors, both principally resulting from June 2003 auction sales. At June 30, 2003, approximately $51 million, or 15%, of the net Accounts Receivable balance was due from one purchaser. In July 2003, the Company collected the entire outstanding receivable balance from the purchaser and paid out the remaining $47 million owed to the consignor (see Note 4 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements").

        Net cash provided by investing activities was $177.8 million for the six months ended June 30, 2003 and was primarily due to the $167.1 million in net cash proceeds received from the York Property sale-leaseback transaction (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), as well as the collection of maturing client loans. These cash inflows from investing activities during the period were partially offset by the funding of new client loans.

        Net cash used by financing activities was $81.5 million for the six months ended June 30, 2003 and was primarily due to the net repayment of credit facility borrowings.

        Commitments as of June 30, 2003—The table below summarizes the Company's material contractual obligations and commitments as of June 30, 2003.

	Payments Due by Period
	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)
Principal payments on borrowings:
Amended and Restated Credit Agreement (1)	$20,000	$20,000	$—	$—	$—
Long-term debt (2)	100,000	—	—	—	100,000

Sub-total	120,000	20,000	—	—	100,000

Interest payments on borrowings:
Amended and Restated Credit Agreement (1)	586	586	—	—	—
Long-term debt (2)	40,678	6,875	13,750	13,750	6,303

Sub-total	41,264	7,461	13,750	13,750	6,303

Other commitments:
York Property capital lease obligation (3)	433,997	18,025	36,658	38,574	340,740
Operating lease obligations	131,102	16,938	29,194	25,968	59,002
DOJ antitrust fine (4)	33,000	6,000	27,000	—	—
Employment agreements (5)	876	793	83	—	—

Sub-total	598,975	41,756	92,935	64,542	399,742

Total	$760,239	$69,217	$106,685	$78,292	$506,045

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

(5)
Represents the aggregate commitment for future salaries related to employment agreements with certain key employees, excluding incentive bonuses and awards in conjunction with the Company's retention programs. (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

        The Discount Certificates that were distributed in June 2003 as part of the U.S. Antitrust Litigation (see Part II, Item 1, "Legal Proceedings," and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") will expire on May 14, 2008. However, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the value of the Discount Certificates that is recorded in the Company's Consolidated Balance Sheets within Current and Long-Term Settlement Liabilities.

        Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $12.3 million as of June 30, 2003. (See Notes 4 and 11 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

        Contingencies—See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements" for information on contingencies.

        Liquidity and Capital Resources—The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements.

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

        The Company's obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, any borrowings by the Company's U.K. affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to: (i) LIBOR plus 3.5% or (ii) the Prime Rate plus 2.5%, as selected by the Company. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of June 30, 2003.

        The Company currently believes that operating cash flows, current cash balances and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements through February 6, 2004. Such operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan program and capital expenditures, as well as the aggregate monthly rent payments due under the Company's short-term operating lease obligations, the $10.5 million in aggregate monthly rent payments due under the capital lease obligation for the York Property (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), the $3.4 million interest payment due on February 1, 2004 related to the Company's long-term debt securities (see Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), the $6.0 million payment due on February 6, 2004 under the Company's DOJ antitrust fine (see Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") and any redemptions of the Discount Certificates that were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement (see Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements").

        As discussed above, the Amended and Restated Credit Agreement is available through February 6, 2004. On this date, the Amended and Restated Credit Agreement will expire and any outstanding borrowings will be due and payable to the Company's existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company's long-term operating needs and capital requirements subsequent to February 6, 2004, as well as to fund the long-term commitments detailed above including the aggregate monthly rent payments due under the York Property capital lease obligation (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), the aggregate monthly rent payments due under the Company's operating lease obligations, the remaining payments due under the Company's DOJ antitrust fine (see Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), any redemptions of the Discount Certificates which were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement (see Part II, Item 1, "Legal Proceedings" and Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements"), payments due under existing employment agreements (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements") and interest payments related to the Company's long-term debt securities, additional funding will be necessary to supplement operating cash flows. Management is currently exploring a long-term extension, amendment or refinancing of the Amended and Restated Credit Agreement. Alternatively, management believes it has other options available for capital resources including, but not limited to, a short-term extension, amendment or refinancing of the Amended and Restated Credit Agreement and the sale of certain assets or operating units. Management currently believes that the Company will secure adequate long-term funding or satisfy its liquidity needs pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to secure such funding, this would have a material adverse effect on the Company's business, results of operations, financial condition and/or ability to operate.

        Derivatives—See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements" for information on derivatives.

        Risk Factors Affecting Operating Results and Liquidity—Operating results from the Company's Auction, Finance and Real Estate operating segments, as well as the Company's liquidity, are significantly influenced by a number of factors, many of which are not within the Company's control. These factors, which are not ranked in any particular order, include:

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

(4)
Government laws and regulations which the Company is subject to, including, but not limited to, import and export regulations and value added sales taxes;

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

(8)
The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sale consignments), as well as the ability of the Company to sell such property, both of which factors can cause auction and related revenues to be highly variable from period-to-period;

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

(13)
The Company's ability to obtain a long-term extension, amendment or refinancing of the Amended and Restated Credit Agreement or the ability to obtain other long-term funding subsequent to February 6, 2004;

(14)
The restrictive covenants in the Company's bank credit facilities and senior unsecured debt, which could adversely affect the Company's business by limiting its flexibility;

(15)
The successful implementation of the 2002 Restructuring Plan;

(16)
The impact of any decline in the equity markets or decrease in interest rates during 2003 on the Company's plan assets and obligations related to its U.K. defined benefit pension plan;

(17)
The unfavorable trend in pension costs related to the Company's U.K. defined benefit pension plan; and

(18)
The ability of the Company to support the realization of its deferred tax assets.

        Forward Looking Statements—This Form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed under "Risk Factors Affecting Operating Results and Liquidity" above, which are not ranked in any particular order.

        Future Impact of Recently Issued Accounting Standards—In April 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. SFAS No. 149 has no impact on the Company's current accounting and financial reporting.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the first interim period beginning after June 15, 2003. SFAS No. 150 has no impact on the Company's current accounting and financial reporting.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, notes receivable, consignor advances, credit facility borrowings and long-term debt. At June 30, 2003, a hypothetical 10% strengthening or weakening of the United States dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $2.9 million. Excluding the potential impact of this hypothetical strengthening or weakening of the United States dollar, the market risk of the Company's financial instruments has not changed significantly as of June 30, 2003 from that set forth in the Company's Form 10-K for the year ended December 31, 2002.

        At June 30, 2003, the Company had $82.4 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. As of June 30, 2003, the asset relating to the Company's forward exchange contracts was not material. See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements," for additional information on the Company's use of derivative instruments.

        The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4:    CONTROLS AND PROCEDURES

        As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2003. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company's fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:    OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

        In April 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International PLC ("Christie's"). The Company has pled guilty to a violation of the United States ("U.S.") antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $12 million of the fine payable to the DOJ, and the remaining $33 million of the fine is payable as follows: (a) $6 million due February 6, 2004, (b) $12 million due February 6, 2005 and (c) $15 million due February 6, 2006. The European Commission also conducted an investigation regarding anti-competitive practices by the Company and Christie's in the European Union and on October 30, 2002, issued a decision pursuant to which it imposed a fine of approximately $20.1 million on the Company, which was paid on February 5, 2003. The Canadian Competition Bureau is also conducting an investigation regarding commissions charged by the Company and Christie's for auction services.

        A number of private civil actions, styled as class actions, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between the Company and Christie's regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere, including actions alleging violations of federal antitrust laws in connection with auctions in the U.S. (the "U.S. Antitrust Litigation"). In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations (the "Shareholder Litigation"). Also, a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. And a number of indirect purchaser class action lawsuits were filed against the Company in California courts alleging violations of antitrust laws of the State of California. The U.S. Antitrust Litigation, the Shareholder Litigation, all of the shareholder derivative suits and all of the indirect purchaser class action lawsuits have been settled pursuant to non-appealable court-approved settlement agreements that have been fully funded or reserved for.

        Under the settlement agreement relating to the U.S. Antitrust Litigation, the Company deposited into an escrow account for the benefit of members of the class (a) $206 million in cash and (b) vendor's commission discount certificates with a face value of $62.5 million, most of which amounts have now been distributed to members of the class. The court determined that the $62.5 million face value of the vendor's commission discount certificates had a fair market value of not less than $50 million. Of these amounts, $156 million in cash was funded by A. Alfred Taubman, holder of approximately 13.2 million shares of the Company's Class B Common Stock, the Company's former Chairman and a co-defendant in the U.S. Antitrust Litigation. The vendor's commission discount certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration at the Company or Christie's through May 15, 2008 and are redeemable for cash at any time between May 15, 2007 and May 14, 2008.

        One of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation threatened to commence a lawsuit against the Company and Christie's alleging antitrust violations and seeking approximately $20 million in damages. This claim was settled on April 10, 2003. The Company's share of this settlement was $2 million, which has been funded. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date. (See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

        Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc. and Christie's, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. The complaints in these actions (the "International Antitrust Litigation") contained allegations identical to the complaints in the U.S. Antitrust Litigation, but were considered separately from the U.S. Antitrust Litigation. On March 10, 2003, the Company and Christie's agreed, subject to court approval, to settle the International Antitrust Litigation, and this settlement was approved by the District Court by order filed June 12, 2003. The time to appeal the District Court's order has expired. Under the settlement agreement (the "International Settlement Agreement"), $20 million has been paid by each of the Company and Christie's into an escrow account for the benefit of members of the class. Also, purchasers and sellers who participate in the settlement must agree not to pursue similar claims against Sotheby's and Christie's in jurisdictions outside the U.S. The Company entered into the International Settlement Agreement without any admission of liability.

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

        In the U.K., on June 12, 2002, the Company and Christie's each received a letter of claim from a law firm purporting to be acting on behalf of 41 identified and an unspecified number of unidentified individuals and businesses who sold items at auctions held by the Company and Christie's in London, England, during the period from September 1995 through at least February 7, 2000. The letter of claim was sent in anticipation of possible litigation seeking damages on behalf of the law firm's clients as a result of an alleged anti-competitive agreement between the Company and Christie's relating to the commissions charged to such sellers. Pursuant to the International Settlement Agreement, the law firm has agreed on behalf of its clients to withdraw this claim and be bound by the terms of the International Settlement Agreement.

        In Canada, a purported class action was commenced in the Superior Court of Ontario against the Company, Sotheby's (Canada) Limited, Christie's and other defendants claiming damages in the amount of approximately $14 million plus costs for alleged anti-competitive activities. Pursuant to the terms of the International Settlement Agreement, this action was dismissed on June 17, 2003.

        With court approval of the International Antitrust Litigation settlement, the Company has now resolved all antitrust issues raised by the DOJ and the European Commission and all related pending or threatened civil litigation.

        The Company is also aware of possible governmental investigations in Italy and India arising from certain allegations of improper conduct by current and former Company employees. These allegations arose from an early 1997 television program aired in the U.K. as well as the publication of a related book. The Company has been in contact during the past several years with the relevant authorities.

        The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. The Company does not believe that the outcome of any such pending claims or proceedings will have a material effect upon its business, results of operations, financial condition or liquidity. (See statement on Forward Looking Statements.)

        (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, "Financial Statements.")

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

    (i)
    On May 14, 2003, the Company reported on Form 8-K that it had issued a press release discussing its results of operations for the three months ended March 31, 2003. This press release was furnished as Exhibit 99(a) to the Form 8-K.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY'S HOLDINGS, INC.
By:	/s/ MICHAEL L. GILLIS Michael L. Gillis Senior Vice President, Controller and Chief Accounting Officer
Date: August 7, 2003

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
Sotheby's Holdings, Inc. Consolidated Statements of Operations (UNAUDITED)
SOTHEBY'S HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
Sotheby's Holdings, Inc. Consolidated Statements of Cash Flows (UNAUDITED)
SOTHEBY'S HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II: OTHER INFORMATION
SIGNATURE
Exhibit Index