Form 10-Q
period 2003-09-30
SOTHEBYS HOLDINGS INC
filed 2003-11-13
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 1-9750

Sotheby’s Holdings, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2478409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38500 Woodward Avenue, Suite 100 Bloomfield Hills, Michigan	48304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 646-2400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 10, 2003, there were outstanding 45,048,339 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 16,646,150 shares of Class B Common Stock, par value $0.10 per share, of the Registrant.  Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

SOTHEBY’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars, except per share data)

Revenues:
Auction and related revenues	$29,006	$36,130	$174,719	$184,270
Other revenues	13,271	12,230	34,213	36,569
Total revenues	42,277	48,360	208,932	220,839

Expenses:
Direct costs of services	5,767	7,107	29,856	35,604
Salaries and related costs	34,496	34,893	109,209	108,945
General and administrative expenses	25,594	24,749	74,126	72,049
Depreciation and amortization expense	6,883	6,091	20,478	17,823
Retention costs	1,807	5,761	8,150	18,311
Net restructuring charges	(308)	(98)	5,033	(1,533)
Special charges	1,195	20,872	2,571	19,153
Total expenses	75,434	99,375	249,423	270,352

Operating loss	(33,157)	(51,015)	(40,491)	(49,513)

Interest income	356	24	1,984	1,934
Interest expense	(8,986)	(5,379)	(24,007)	(17,079)
Other income	219	513	606	597

Loss before taxes	(41,568)	(55,857)	(61,908)	(64,061)

Income tax benefit	(14,133)	(12,882)	(21,049)	(15,836)

Net loss	$(27,435)	$(42,975)	$(40,859)	$(48,225)

Basic and diluted loss per share	$(0.45)	$(0.70)	$(0.66)	$(0.78)

Basic and diluted weighted average shares outstanding (in millions)	61.6	61.5	61.6	61.5

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002	September 30, 2002
	(UNAUDITED)		(UNAUDITED)
	(Thousands of dollars)

ASSETS:

Current Assets:
Cash and cash equivalents	$6,616	$48,655	$17,471
Restricted cash	2,997	13,637	3,800
Accounts receivable, net of allowance for doubtful accounts of $7,013, $8,073 and $8,346	120,374	276,729	193,047
Notes receivable and consignor advances, net of allowance for credit losses of $1,565, $1,573 and $1,321	45,260	51,264	81,381
Inventory, net	25,013	13,690	7,005
Deferred income taxes	6,771	11,980	38,196
Prepaid expenses and other current assets	42,203	41,518	48,289
Total Current Assets	249,234	457,473	389,189

Non-Current Assets:
Notes receivable	44,676	44,016	47,572
Properties, less allowance for depreciation and amortization of $98,883, $91,259 and $106,197	258,436	240,796	241,290
Goodwill	16,749	16,553	17,488
Investments	30,252	31,217	31,132
Deferred income taxes	110,276	83,954	61,890
Restricted cash	698	395	436
Other assets	1,955	1,301	1,747
Total Assets	$712,276	$875,705	$790,744

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Liabilities:

Current Liabilities:
Due to consignors	$86,279	$274,327	$165,778
Credit facility borrowings	55,000	—	150,000
Accounts payable and accrued liabilities	68,986	106,640	95,640
Deferred revenues	5,336	5,961	6,508
Accrued income taxes	2,096	5,459	10,037
York Property capital lease obligation	109	—	—
Deferred gain on sale of York Property	1,129	—	—
Settlement liabilities	7,073	55,542	31,242
Total Current Liabilities	226,008	447,929	459,205

Long-Term Liabilities:
Credit facility borrowings	—	100,000	—
Long-term debt, net of unamortized discount of $480, $534 and $551	99,520	99,466	99,449
Settlement liabilities	72,647	70,804	71,421
York Property capital lease obligation	172,208	—	—
Deferred gain on sale of York Property	20,784	—	—
Other liabilities	17,974	17,138	15,586
Total Liabilities	609,141	735,337	645,661

Shareholders’ Equity:
Common Stock, $0.10 par value	6,166	6,153	6,148

Authorized shares - 125,000,000 of Class A and 75,000,000 of Class B; Issued and outstanding shares - 45,044,926, 44,981,703 and 44,932,290 of Class A, and 16,646,150, 16,549,650 and 16,549,650 of Class B, at September 30, 2003, December 31, 2002 and September 30, 2002, respectively

Additional paid-in capital	203,577	202,406	202,177
Accumulated deficit	(98,744)	(57,884)	(51,354)
Deferred compensation expense	(936)	—	—
Accumulated other comprehensive loss	(6,928)	(10,307)	(11,888)
Total Shareholders’ Equity	103,135	140,368	145,083

Total Liabilities and Shareholders’ Equity	$712,276	$875,705	$790,744

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002
	(Thousands of dollars)

Operating Activities:
Net loss	$(40,859)	$(48,225)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	20,478	17,823
Gain on sale of U.K. art education business	(53)	—
Loss on sale of Chicago Salesroom	—	191
Deferred income taxes	(21,094)	(12,843)
Tax benefit of stock option exercises	—	70
Stock compensation expense	83	—
Asset provisions	148	(1,369)
Asset write-offs	663	75
Other	2,667	1,465

Changes in assets and liabilities:
Decrease in restricted cash	10,337	824
Decrease in accounts receivable	162,331	45,789
(Increase) decrease in inventory	(11,889)	4,504
Increase in prepaid expenses and other current assets	(1,060)	(14,736)
(Increase) decrease in goodwill and other long-term assets	(621)	503
(Decrease) increase in short-term and long-term settlement liabilities	(50,173)	17,072
Decrease in due to consignors	(187,558)	(47,122)
Decrease in accrued income taxes	(3,540)	(3,720)
Decrease in accounts payable and accrued liabilities and other liabilities	(43,830)	(35,640)
Net cash used by operating activities	(163,970)	(75,339)

Investing Activities:
Funding of notes receivable and consignor advances	(56,941)	(115,422)
Collections of notes receivable and consignor advances	62,060	88,942
Capital expenditures	(6,292)	(11,018)
Proceeds from sale of Chicago Salesroom	—	2,566
Proceeds from York Property sale-leaseback	167,054	—
Decrease in investments	1,425	1,612
Net cash provided (used) by investing activities	167,306	(33,320)

Financing Activities:
Proceeds from credit facility borrowings	142,000	80,000
Repayments of credit facility borrowings	(187,000)	(60,000)
Decrease in York Property capital lease obligation	(1,549)	—
Proceeds from exercise of stock options	—	2,214
Net cash (used) provided by financing activities	(46,549)	22,214

Effect of exchange rate changes on cash	1,174	1,390

Decrease in cash and cash equivalents	(42,039)	(85,055)
Cash and cash equivalents at beginning of period	48,655	102,526
Cash and cash equivalents at end of period	$6,616	$17,471

Supplemental Cash Flow Information:
Income tax payments (refunds)	$4,296	$(43)
Interest paid	$21,528	$13,266

Non-cash Activities:
York Property capital lease asset and obligation	$173,866	—

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             Basis of Presentation

The Consolidated Financial Statements included herein have been prepared by Sotheby’s Holdings, Inc. (together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto on Form 10-K for the year ended December 31, 2002.

Certain amounts in the 2002 Consolidated Financial Statements in Cash, Notes Receivable and Settlement Liabilities have been reclassified to conform to the current year presentation.

In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements included herein, have been made.

2.             Seasonality of Business

The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, during the summer and winter, the aggregate hammer price of property sold at auction by the Company (“Auction Sales”), which includes buyer’s premium, is considerably lower. The table below demonstrates that approximately 80% of the Company’s Auction Sales are derived from the second and fourth quarters of the year.

	Percentage of Annual Auction Sales
	2002	2001	2000

January - March	11%	13%	9%
April - June	38%	45%	45%
July - September	12%	7%	7%
October – December	39%	35%	39%
	100%	100%	100%

3.             Segment Reporting

For the three and nine months ended September 30, 2003 and 2002, Revenues for the Company’s operating segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars)

Auction	$29,006	$36,130	$174,719	$184,270
Real Estate	11,770	9,851	27,630	28,658
Finance	1,199	1,675	3,976	4,539
All other	302	704	2,607	3,372
Total	$42,277	$48,360	$208,932	$220,839

For the three and nine months ended September 30, 2003 and 2002, Profit or (Loss) Before Taxes for the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars)

Auction	$(39,356)	$(30,547)	$(44,718)	$(31,180)
Real Estate	3,272	2,545	3,750	6,078
Finance	(523)	(5)	(1,338)	(195)
All other	(627)	(660)	(1,017)	(864)
Total	$(37,234)	$(28,667)	$(43,323)	$(26,161)

The following is a reconciliation of Loss Before Taxes for the Company’s operating segments to the applicable line items in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars)

Total Loss Before Taxes for reportable operating segments	$(36,607)	$(28,007)	$(42,306)	$(25,297)
All other	(627)	(660)	(1,017)	(864)
Unallocated amounts:
Special Charges (see Note 10)	(1,195)	(20,872)	(2,571)	(19,153)
Amortization of discount related to Discount Certificates (see Note 10)	(1,056)	—	(1,056)	—
Amortization of discount related to DOJ antitrust fine (see Note 10)	(584)	(655)	(1,775)	(1,969)
Retention Costs (see Note 14)	(1,807)	(5,761)	(8,150)	(18,311)
Net Restructuring Charges (see Note 15)	308	98	(5,033)	1,533
Consolidated Loss Before Taxes	$(41,568)	$(55,857)	$(61,908)	$(64,061)

Total Assets for the Company’s operating segments are as follows:

	As of September 30, 2003	As of December 31, 2002	As of September 30, 2002
	(Thousands of dollars)

Auction	$488,462	$646,099	$554,768
Real Estate	23,199	28,332	19,584
Finance	83,436	102,676	112,847
All other	132	2,664	3,459
Total	$595,229	$779,771	$690,658

The following is a reconciliation of Assets for the Company’s operating segments to the applicable line items in the Consolidated Balance Sheets:

	As of September 30, 2003	As of December 31, 2002	As of September 30, 2002
	(Thousands of dollars)

Total Assets for reportable operating segments	$595,097	$777,107	$687,199
All other	132	2,664	3,459
Unallocated amounts	117,047	95,934	100,086
Consolidated Assets	$712,276	$875,705	$790,744

The unallocated amounts consist primarily of deferred tax assets.

4.             Receivables

Accounts Receivable primarily relates to the Company’s Auction segment. At September 30, 2003, approximately $28.3 million, or 23%, of the net Accounts Receivable balance was due from one purchaser. The Company collected $22 million of this amount during the fourth quarter of 2003.  The remaining $6.3 million is due and payable to the Company in January 2004.

The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse against the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in Notes Receivable and Consignor Advances are unsecured loans totaling $14.6 million, $23.2 million and $19.7 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

Although the general policy of the Company’s Finance segment is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. In certain of these situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company’s share of any profit or loss is reflected in the results of the Auction segment. At September 30, 2003, December 31, 2002 and September 30, 2002, the total of all such unsecured loans was $11.0 million, $17.0 million and $13.5 million, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

The weighted average interest rates earned on net Notes Receivable and Consignor Advances were 6.0%, 5.4% and 5.3% at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

Changes in the Allowance for Credit Losses related to Notes Receivable and Consignor Advances for the nine months ended September 30, 2003 and 2002 are as follows:

	2003	2002
	(Thousands of dollars)

Allowance for credit losses at January 1,	$1,573	$1,436
Change in loan loss provision	523	—
Write-offs	(537)	(143)
Foreign currency exchange rate changes	6	28
Allowance for credit losses at September 30,	$1,565	$1,321

5.             Goodwill

Changes in the carrying amount of Goodwill for the nine months ended September 30, 2003, by segment, are as follows:

	Auction	Real Estate	Total
	(Thousands of dollars)

Balance as of January 1, 2003	$13,215	$3,338	$16,553
Foreign currency exchange rate changes	196	—	196
Balance as of September 30, 2003	$13,411	$3,338	$16,749

6.             Credit Arrangements

Bank Credit Facilities – On February 7, 2003, the Company refinanced $100 million in outstanding borrowings under the senior secured term facility (the “Term Facility”) of its existing credit agreement (the “Amended and Restated Credit Agreement”) in conjunction with a sale-leaseback transaction involving the Company’s headquarters building located at 1334 York Avenue in New York, New York (see Note 7). Additionally, on February 7, 2003, the Company extended the maturity date of the Amended and Restated Credit Agreement from February 11, 2003 to February 6, 2004.

The borrowing capacity under the Amended and Restated Credit Agreement is $75 million, which includes a $20 million loan under the Term Facility and $55 million available under a senior secured revolving credit facility (the “Revolving Facility”). The Company paid amendment and arrangement fees of $1.7 million in connection with the extension of the Amended and Restated Credit Agreement, which are being amortized to interest expense over the extended term of the agreement.

Outstanding borrowings under the Amended and Restated Credit Agreement consist of the following:

	As of September 30, 2003	As of December 31, 2002	As of September 30, 2002
	(Thousands of dollars)

Term Facility	$20,000	$100,000	$100,000
Revolving Facility	35,000	—	50,000
Total	$55,000	$100,000	$150,000

For the three months ended September 30, 2003 and 2002, the weighted average interest rates charged on borrowings under the Amended and Restated Credit Agreement were approximately 4.7% and 5.2%, respectively. For the nine months ended September 30, 2003 and 2002, the weighted average interest rates for any such borrowings were approximately 5.3% and 5.1%, respectively.

The Company’s obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, any borrowings by the Company’s United Kingdom (“U.K.”) affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to: (i) LIBOR plus 3.5% or (ii) the Prime Rate plus 2.5%, as selected by the Company. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of September 30, 2003.

As discussed above, the Amended and Restated Credit Agreement is available through February 6, 2004. On this date, the Amended and Restated Credit Agreement will expire and any outstanding borrowings will be due and payable to the Company’s existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company’s long-term operating needs and capital requirements subsequent to February 6, 2004 including the aggregate monthly rent payments due under the York Property capital lease obligation (see Note 7), the aggregate monthly rent payments due under the Company’s operating lease obligations, the remaining payments due under the Company’s DOJ antitrust fine (see Note 10), any redemptions of the Discount Certificates which were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement (see Note 10), payments due under existing employment agreements (see Note 11) and interest payments related to the Company’s long-term debt securities, additional funding will be necessary to supplement operating cash flows. Management is currently negotiating a long-term refinancing of the Amended and Restated Credit Agreement. Alternatively, management believes it has other options available for capital resources including, but not limited to, an extension, amendment or short-term refinancing of the Amended and Restated Credit Agreement and the sale of certain assets or operating units. Management currently believes that the Company will secure adequate long-term funding through a long-term refinancing of the Amended and Restated Credit Agreement or satisfy its liquidity needs pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to secure such funding, this would have a material adverse effect on the Company’s business, results of operations, financial condition and/or ability to operate.

Senior Unsecured Debt  – In February 1999, the Company issued a tranche of long-term debt securities (the “Notes”), pursuant to the Company’s $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August.

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

Interest Expense  – For the three and nine months ended September 30, 2003 and 2002, interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars)

Amended and Restated Credit Agreement:
Interest expense on outstanding borrowings	$295	$1,739	$1,543	$5,069
Amortization of amendment and arrangement fees	413	830	1,517	3,493
Commitment fees	96	94	269	383
Sub-total	804	2,663	3,329	8,945

Interest expense on York Property capital lease obligation (see Note 7)	4,480	—	11,639	—
Interest expense on long-term debt	1,737	1,736	5,211	5,207
Amortization of discount related to Discount Certificates (see Note 10)	1,056	—	1,056	—
Amortization of discount related to DOJ antitrust fine (see Note 10)	584	655	1,775	1,969
Other interest expense	325	325	997	958
Total	$8,986	$5,379	$24,007	$17,079

Other interest expense principally relates to interest accrued on the unfunded obligation under the Company’s Benefits Equalization Plan.

7.             Sale-Leaseback Transaction

On February 7, 2003, the Company completed the sale of its headquarters building at 1334 York Avenue in New York, New York (the “York Property”) to an affiliate of RFR Holding LLC (“RFR”) for $175 million in cash. Net cash proceeds of approximately $167 million, after deducting taxes and fees related to the transaction, were used in part to refinance $100 million in outstanding borrowings under the Term Facility of the Amended and Restated Credit Agreement (see Note 6). The Company is leasing the York Property back from RFR for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease. Under the lease agreement, rental payments escalate 7% every three years during the initial term.

The sale of the York Property resulted in a deferred gain of approximately $23 million, which is being amortized on a straight-line basis to Depreciation and Amortization Expense over the initial 20-year lease term.

As of September 30, 2003, the amount recorded within Properties in the Company’s Consolidated Balance Sheets for the York Property capital lease asset was approximately $168.1 million, net of accumulated depreciation of approximately $5.8 million.

The following is a schedule, by year, of the future minimum lease payments due under the York Property capital lease, together with the present value of the future minimum lease payments as of September 30, 2003 (in thousands of dollars):

2003	$4,506
2004	18,025
2005	18,025
2006	19,159
2007	19,287
Thereafter	351,991
Total future minimum lease payments	430,993
Less: amount representing interest	258,676
Present value of future minimum lease payments	$172,317

8.             Derivative Instruments

The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company’s global treasury function. The Company’s objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company’s exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are recorded in the Company’s Consolidated Balance Sheets at their fair value. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.”

As of September 30, 2003, the liability relating to the Company’s outstanding forward exchange contracts was less than $0.1 million. As of December 31, 2002 and September 30, 2002, the Company’s Consolidated Balance Sheets included $0.4 million and $0.1 million, respectively, recorded within Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts.

9.             Comprehensive Loss

The Company’s comprehensive loss includes the net loss for the period, as well as other comprehensive income, which consists of the change in the foreign currency translation adjustment account during the period. For the three and nine months ended September 30, 2003 and 2002, comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars)

Net loss	$(27,435)	$(42,975)	$(40,859)	$(48,225)
Other comprehensive income - net of taxes	1,588	472	3,379	4,889
Comprehensive loss	$(25,847)	$(42,503)	$(37,480)	$(43,336)

10.          Special Charges

For the three and nine months ended September 30, 2003 and 2002, the Company recorded the following Special Charges related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil antitrust litigation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars)

European Commission fine	$—	$20,072	$—	$20,072
Settlement of U.S. Antitrust Litigation opt out claim	—	—	250	—
Settlement administration costs – International Antitrust Litigation	733	—	1,232	—
Settlement administration costs – U.S. Antitrust Litigation	270	—	270	—
Administrative costs for the printing, issuance and redemption of Discount Certificates	49	—	124	—
Loss on redemption of Discount Certificates	82	—	82	—
Legal and other professional fees	61	800	613	2,331
Settlement with former Chief Executive Officer	—	—	—	(3,250)
Total	$1,195	$20,872	$2,571	$19,153

On April 10, 2003, the Company and Christie’s International, PLC (“Christie’s”) entered into a settlement agreement with one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation. During the fourth quarter of 2002, the Company recorded Special Charges of $1.75 million related to this claim. During the first quarter of 2003, the Company recorded an additional $0.25 million in Special Charges as a result of the completion of the settlement of this claim. The amount due by the Company under the settlement has been fully funded. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

For the three and nine months ended September 30, 2003, the Company recorded Special Charges of $0.7 million and $1.2 million, respectively, for administrative costs related to the settlement of the International Antitrust Litigation.

For the three and nine months ended September 30, 2003, the Company recorded Special Charges of $0.3 million for administrative costs related to the settlement of the U.S. Antitrust Litigation.

As discussed in greater detail below, in June 2003, the Company distributed vendor’s commission discount certificates (the “Discount Certificates”) to the class of plaintiffs as part of the U.S. Antitrust Litigation settlement. For the three and nine months ended September 30, 2003, the Company recorded Special Charges of approximately $0.1 million related to administrative costs for the printing, issuance and redemption of Discount Certificates. Additionally, for the three and nine months ended September 30, 2003, the Company recorded Special Charges of approximately $0.1 million representing a loss on the early redemption of Discount Certificates.

For the three and nine months ended September 30, 2003, the Company recorded Special Charges of $0.1 million and $0.6 million, respectively, for legal and professional fees related to the investigation by the DOJ, other governmental investigations and the related civil antitrust litigation. For the three and nine months ended September 30, 2002, the Company recorded Special Charges of approximately $0.8 million and $2.3 million, respectively, for such legal and professional fees.

On October 30, 2002, the European Commission issued a decision in which it determined that the Company and Christie’s had breached the competition provisions of the Treaty Establishing the European Community by agreeing to fix selling commissions and other trading terms in connection with auctions held in the European Union between 1993 and 2000. Pursuant to this decision, the European Commission imposed a fine of approximately $20.1 million on the Company and, as a result, the Company recorded this amount in Special Charges in the third quarter of 2002. The Company paid the European Commission fine on February 5, 2003.

In the first quarter of 2002, the Company entered into a final settlement agreement with its former Chief Executive Officer with respect to the DOJ investigation and other related matters. As part of this settlement agreement, in addition to relinquishing all of her stock options in 2000, the Company’s former Chief Executive Officer paid the Company $3.25 million. Of this amount, $2.05 million was settled by her relinquishment of vested benefits under the Company’s Benefits Equalization Plan and the remaining $1.2 million was paid in cash. As a result, for the nine months ended September 30, 2002, the Company recorded in Special Charges a reduction of accrued compensation cost of approximately $2.05 million and a recovery of $1.2 million.

The Company’s Settlement Liabilities related to the DOJ investigation, other governmental investigations and the related civil antitrust litigation consist of the following:

	As of September 30, 2003	As of December 31, 2002	As of September 30, 2002
	(Thousands of dollars)

Current:
European Commission fine	$—	$21,350	$20,072
International Antitrust Litigation	—	20,000	—
U.S. Antitrust Litigation (net)	3,200	8,800	7,600
DOJ antitrust fine (net)	3,873	3,642	3,570
U.S. Antitrust Litigation opt out claim	—	1,750	—
Sub-total	7,073	55,542	31,242

Long-term:
U.S. Antitrust Litigation (net)	47,499	41,200	42,400
DOJ antitrust fine (net)	25,148	29,604	29,021
Sub-total	72,647	70,804	71,421

Total	$79,720	$126,346	$102,663

The settlement liability for the U.S. Antitrust Litigation relates to the Discount Certificates that were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement. The Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the United States (“U.S.”) or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the amount the Company recorded in Special Charges in the third quarter of 2000 upon entering into the settlement agreement for the U.S. Antitrust Litigation. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. At September 30, 2003, the outstanding face value of unused Discount Certificates was approximately $62.1 million. The current portion of the liability for the Discount Certificates is based on management’s estimate of redemptions expected during the twelve-month period after the balance sheet date.

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

Amounts charged to the Company’s Settlement Liabilities related to the DOJ investigation, other governmental investigations and the related civil antitrust litigation during the nine months ended September 30, 2003 were:

	U.S. Antitrust Litigation (net)	DOJ Antitrust Fine (net)	European Commission Fine	International Antitrust Litigation	U.S. Antitrust Litigation Opt Out Claim	Total
	(Thousands of dollars)

Liability at January 1, 2003	$50,000	$33,246	$21,350	$20,000	$1,750	$126,346
Special charges	82	—	—	—	250	332
DOJ antitrust fine – amortization of discount	—	1,775	—	—	—	1,775
Discount Certificates – amortization of discount	1,056	—	—	—	—	1,056
Redemption of Discount Certificates	(439)	—	—	—	—	(439)
Foreign currency exchange rate changes	—	—	633	—	—	633
Cash payments	—	(6,000)	(21,983)	(20,000)	(2,000)	(49,983)
Liability at September 30, 2003	$50,699	$29,021	$—	$—	$—	$79,720

11.          Commitments and Contingencies

Letters of Credit — As of September 30, 2003, the Company had outstanding letters of credit of approximately $2.2 million primarily relating to rental obligations.

Employment Agreements — During the second half of 2003 the Company entered into employment agreements with a number of employees, which expire in June 2006. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses, which are payable only if specified Company and individual goals are attained. The aggregate commitment for future salaries, excluding incentive bonuses, is approximately $10.1 million, of which approximately $0.8 million has been paid through November 13, 2003.

Legal Actions — The Company is aware of possible governmental investigations in Italy and India arising from certain allegations of improper conduct by current and former Company employees. These allegations arose from an early 1997 television program aired in the U.K. as well as the publication of a related book. The Company has been in contact during the past several years with the relevant authorities.

The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

Lending Commitments — The Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note 4). However, potential consignor advances related to such arrangements are subject to certain limitations and conditions. Unfunded commitments to extend additional credit were approximately $12.7 million at September 30, 2003.

(See Notes 7, 10, 13, 14 and 15 for other commitments. See Note 13 for other contingencies.)

In the opinion of management, the contingencies described above under Legal Actions and in Note 13 are not currently expected to have a material adverse effect on the Company’s financial condition, liquidity and/or results of operations.

12.          Restricted Cash

Restricted Cash principally consists of amounts or deposits whose use is restricted by either law or contract and primarily includes client down payments held by the Real Estate segment that will be disbursed upon the closing of the related real estate sale, deposits supporting rental obligations in the United States and Europe and net auction proceeds owed to consignors in certain jurisdictions.

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

In the first quarter of 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for guarantees issued or modified after December 31, 2002.

As of September 30, 2003, the Company had outstanding auction guarantees totaling approximately $33.7 million, the property relating to which had a mid-estimate sales price of approximately $40.1 million. The Company’s net exposure under such guarantees totaled approximately $24.3 million, which consists of the gross guarantee amount of $33.7 million less partner shares. The property under such guarantees is being offered at auction during the fourth quarter of 2003 and the first half of 2004. As of September 30, 2003, $16.3 million of the guaranteed amount had been funded by the Company and its partners, of which the Company has recorded its $11.6 million share within Notes Receivable and Consignor Advances in the Company’s Consolidated Balance Sheets (see Note 4). As of September

30, 2003, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.3 million.

As of November 12, 2003, the Company had outstanding auction guarantees totaling approximately $21.8 million, the property relating to which had a mid-estimate sales price of approximately $28.7 million. The Company’s net exposure under such guarantees totaled approximately $11.7 million, which consists of the gross guarantee amount of $21.8 million less partner shares. The property under such guarantees will be offered at auction in the fourth quarter of 2003 and the first half of 2004. As of November 12, 2003, $8.3 million of the guaranteed amount had been funded by the Company and its partners, of which the Company’s share is $5.8 million.

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

Certain employees granted such awards received cash payments of approximately $13.2 million during the nine months ended September 30, 2003.

All amounts related to the retention programs described above are being amortized over the contractual service period. For the three months ended September 30, 2003 and 2002, the Company recognized retention costs of approximately $1.8 million and $5.8 million, respectively. For the nine months ended September 30, 2003 and 2002, the Company recognized retention costs of approximately $8.2 million and $18.3 million, respectively.

During the first quarter of 2003, as a result of economic conditions and the compensation structure for other senior executives, the Company’s Chief Executive Officer declined a $3 million cash award that would have been due to him on December 31, 2003 under the retention programs described above.

15.          Restructuring Plans

The Company recorded the following amounts related to the restructuring plans described below in its Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars)

2000 Restructuring Plan	$—	$(213)	$—	$(1,024)
2001 Restructuring Plan	—	115	53	(509)
2002 Restructuring Plan	(308)	—	4,980	—
Total	$(308)	$(98)	$5,033	$(1,533)

2000 Restructuring Plan - During the fourth quarter of 2000, management completed a strategic and operational review of the Company’s businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Company’s Auction segment in December 2000. The liability related to the 2000 Restructuring Plan was recorded within Accounts Payable and Accrued Liabilities in the Company’s Consolidated Balance Sheets, and all remaining amounts due were paid out in the first quarter of 2003. Amounts charged to the liability for the 2000 Restructuring Plan were as follows:

	Employee Termination Benefits	Lease and Contract Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)

Restructuring Charges	$7,127	$1,117	$3,844	$546	$12,634
Asset write-offs	—	—	(3,844)	—	(3,844)
Liability at December 31, 2000	7,127	1,117	—	546	8,790
Cash payments	(5,423)	(334)	—	(246)	(6,003)
Adjustments to liability	(589)	(42)	—	(99)	(730)
Liability at December 31, 2001	1,115	741	—	201	2,057
Cash payments	(411)	(363)	—	(179)	(953)
Adjustments to liability	(624)	(371)	—	(22)	(1,017)
Liability at December 31, 2002	80	7	—	—	87
Cash payments	(80)	(7)	—	—	(87)
Liability at September 30, 2003	$—	$—	$—	$—	$—

For the three and nine months ended September 30, 2002, the Company recorded favorable adjustments of $0.2 million and $1.0 million, respectively, to Net Restructuring Charges principally due to changes in management’s original estimates of employee termination benefits and lease and contract termination costs related to the 2000 Restructuring Plan.

2001 Restructuring Plan - During the third quarter of 2001, management completed a further review of the Company’s businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in September 2001 for the Company’s live auction business within the Auction segment, as well as its Finance and Real Estate segments and certain corporate departments.

During the fourth quarter of 2001, as authorized by the Board of Directors, management approved a restructuring plan for the Company’s online auction business within the Auction segment.

The liability related to the 2001 Restructuring Plan was recorded within Accounts Payable and Accrued Liabilities in the Company’s Consolidated Balance Sheets, and all remaining amounts due were paid out in the second quarter of 2003. Amounts charged to the liability for the 2001 Restructuring Plan were as follows:

2001 Restructuring Plan	Employee Termination Benefits	Contract Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)

Restructuring Charges	$6,048	$5,385	$6,327	$449	$18,209
Cash payments	(1,229)	(5,235)	—	(160)	(6,624)
Asset write-offs	—	—	(5,890)	—	(5,890)
Adjustments to liability	(187)	(100)	—	—	(287)
Foreign currency exchange rate changes	(35)	—	—	(4)	(39)
Liability at December 31, 2001	4,597	50	437	285	5,369
Restructuring Charges	210	—	—	—	210
Cash payments	(2,794)	—	—	(137)	(2,931)
Asset write-offs	—	—	(437)	—	(437)
Adjustments to liability	(1,252)	(50)	—	(89)	(1,391)
Foreign currency exchange rate changes	106	—	—	7	113
Liability at December 31, 2002	867	—	—	66	933
Cash payments	(952)	—	—	(35)	(987)
Adjustments to liability	84	—	—	(31)	53
Foreign currency exchange rate changes	1	—	—	—	1
Liability at September 30, 2003	$—	$—	$—	$—	$—

For the nine months ended September 30, 2003, the Company recorded an unfavorable adjustment of $0.1 million to Net Restructuring Charges primarily due to changes in management’s original estimates of employee termination benefits.

For the three months ended September 30, 2002, the Company recorded an unfavorable adjustment of $0.1 million to Net Restructuring Charges primarily resulting from the final sale of the Chicago auction salesroom in conjunction with the 2001 Restructuring Plan.

For the nine months ended September 30, 2002, the Company recorded a favorable adjustment of $0.5 million to Net Restructuring Charges primarily due to changes in management’s original estimates of employee termination benefits. This favorable adjustment was partially offset by $0.2 million in severance and termination benefits recorded during the first quarter of 2002, as well as the unfavorable adjustment related to the sale of the Chicago auction salesroom.

2002 Restructuring Plan – In the fourth quarter of 2002, management approved plans to further restructure the Company’s Auction segment, as well as to carry out additional headcount reductions in certain corporate departments. The goal of the 2002 Restructuring Plan is to improve profitability through further cost savings and other strategic actions.

In December 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million in the fourth quarter of 2002. These headcount reductions impact the live auction business of the Company’s Auction segment primarily in North America, as well as certain corporate departments.

In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. The Company’s Internet activities now focus on promoting the Company’s live auctions through eBay’s Live Auctions Technology, which allows the Company’s clients to follow live auctions via the Internet and place bids online, in real time. As a result of the restructuring of its strategic alliance with eBay, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of approximately $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company will receive no future economic benefit and approximately $0.5 million for impairment losses related to certain technology assets. This phase of the 2002 Restructuring Plan resulted in the termination of approximately 30 employees in the Company’s Auction segment.

During the first quarter of 2003, as part of the 2002 Restructuring Plan, management committed to the termination in Europe of approximately 40 additional employees in the Company’s Auction segment. As a result, the Company recorded restructuring charges of $3.7 million in the first quarter of 2003 for employee termination benefits.

Also during the first quarter of 2003, as part of the 2002 Restructuring Plan, the Company entered into an agreement to outsource the operation of its mainframe computer systems. In conjunction with the decision to outsource such operations, management committed to the termination of six employees in the corporate Information Technology department and, as a result, the Company recorded restructuring charges of approximately $0.1 million in the first quarter of 2003 for employee termination benefits.

In September 2003, as part of the 2002 Restructuring Plan, the Company sold its U.K. art education business and, as a result, recognized a pre-tax gain of approximately $0.1 million in Net Restructuring Charges during the third quarter of 2003. In connection with the sale, the Company is licensing the “Sotheby’s” name to the buyer for use in the continued operation of the business for an initial period of five years in exchange for a nominal fee.

For the nine months ended September 30, 2003, the Company recorded restructuring charges of approximately $0.3 million for other costs related to the 2002 Restructuring Plan. Such costs, which were expensed as incurred, primarily included fees for legal and other professional services related to the 2002 Restructuring Plan.

For the three and nine months ended September 30, 2003, the Company recorded favorable adjustments of $0.2 million and $1.0 million, respectively, to Net Restructuring Charges principally due to changes in management’s original estimates of employee termination benefits related to the 2002 Restructuring Plan.

The liability related to the 2002 Restructuring Plan is recorded within Accounts Payable and Accrued Liabilities in the Company’s Consolidated Balance Sheets. Amounts charged to the restructuring liability through September 30, 2003 were as follows:

2002 Restructuring Plan	Employee Termination Benefits	Lease and Contract Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)

Restructuring Charges	$4,007	$124	$—	$50	$4,181
Cash payments	(46)	—	—	—	(46)
Foreign currency exchange rate changes	8	—	—	—	8
Liability at December 31, 2002	3,969	124	—	50	4,143
Restructuring Charges	4,828	500	495	282	6,105
Cash payments	(5,438)	(621)	—	(305)	(6,364)
Asset write-offs	—	—	(495)	—	(495)
Adjustments to liability	(1,043)	(3)	—	(25)	(1,071)
Foreign currency exchange rate changes	194	—	—	—	194
Liability at September 30, 2003	$2,510	$—	$—	$2	$2,512

The remaining liability related to the 2002 Restructuring Plan will be substantially paid out during the fourth quarter of 2003.

16.                               Stock-Based Compensation

Stock Option Plans - In August 2003, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved grants of 760,000 stock options with an exercise price of $8.65 per share pursuant to the Sotheby’s Holdings, Inc. 1997 Stock Option Plan. Such options, which were granted at an exercise price equal to the fair market value of the Company’s Class A Common Stock at the date of grant, generally vest and become exercisable ratably in each of the first, second, third and fourth years after the date of grant and expire ten years after the date of grant.

The Company accounts for the 1987 Stock Option Plan and 1997 Stock Option Plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars, except per share data)

Net loss, as reported	$(27,435)	$(42,975)	$(40,859)	$(48,225)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,402	4,245	5,455	12,931
Pro forma net loss	$(28,837)	$(47,220)	$(46,314)	$(61,156)

Loss per share:
Basic and diluted loss per share – as reported	$(0.45)	$(0.70)	$(0.66)	$(0.78)
Basic and diluted loss per share – pro forma	$(0.47)	$(0.77)	$(0.75)	$(1.00)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the 2003 and 2002 stock option grants:

	2003	2002

Dividend yield	—	—
Expected volatility	50.0%	53.7%
Risk-free rate of return	3.4%	3.7%
Expected life	4.5 years	2.6 years

Restricted Stock Plan - In February 2003, the Compensation Committee approved the adoption of the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”), effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The purpose of the Restricted Stock

Plan is to enable the Company to retain valued employees, to continue to attract the finest executives and to enhance the retentive and incentive impact of outstanding equity compensation awards. The Restricted Stock Plan provides for the issuance of restricted shares of the Company’s Class B Common Stock (“Restricted Stock”) to eligible employees, as selected by the Compensation Committee. In making such selections, the Compensation Committee may take into account the nature of the services rendered by such employees, their present and potential contributions to the Company’s success, and such other factors as the Compensation Committee in its discretion shall deem relevant. The Restricted Stock Plan also permits the issuance of shares of Restricted Stock in exchange for the cancellation of certain options granted to eligible employees under the Sotheby’s Holdings, Inc. 1987 and 1997 Stock Option Plans. The aggregate number of shares of Restricted Stock that may be issued by the Company under the Restricted Stock Plan is 2 million shares, which may be issued from the Company’s authorized but unissued or reacquired shares of Class B Common Stock. Restricted Stock shares granted pursuant to the Restricted Stock Plan generally vest ratably in each of the first, second, third and fourth years after the date of grant. On August 5, 2003, the Compensation Committee issued 125,000 shares of Restricted Stock pursuant to the Restricted Stock Plan with a fair value of approximately $1.0 million. Such amount was recorded as Deferred Compensation Expense in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheet and is being amortized to Salaries and Related Costs over the vesting period described above. For the three and nine months ended September 30, 2003, the Company recognized stock compensation expense of approximately $0.1 million related to Restricted Stock issued pursuant to the Restricted Stock Plan.

17.                               Subsequent Event

On October 28, 2003, the Company’s Real Estate segment acquired the business operations of Jackson Hole Realty in Jackson, Wyoming for an initial purchase price of $5 million in cash. Additional consideration, contingent upon the achievement of specified earnings levels over the next seven years, may be due to the previous owners. Jackson Hole Realty will be included in the Company’s Consolidated Statement of Operations and Balance Sheet beginning in the fourth quarter of 2003.

18.          Recently Issued Accounting Standards

On January 17, 2003, the Financial Accounting Standards Board (the “FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities.”  Such Interpretation addresses the consolidation of entities that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as special purpose entities (“SPE”), although other non-SPE-type entities may be subject to the Interpretation.  This Interpretation provides guidance related to identifying variable interest entities (“VIE”), including SPE’s, and determining whether such entities should be consolidated.  Transfers to a qualifying SPE (“QSPE”) and certain other interests in QSPE’s are not subject to this Interpretation.  The provisions of FIN No. 46 are effective immediately for transactions entered into subsequent to January 31, 2003, and were effective for transactions entered into on or prior to January 31, 2003 as of July 1, 2003.  However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this Interpretation before December 31, 2003. The Company is currently evaluating the impact, if any, that FIN No. 46 will have on its accounting and financial reporting.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality –  The worldwide art auction market has two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company’s operating expenses. (See Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Use of Non-GAAP Financial Measures – GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Results of Operations are financial measures presented in accordance with GAAP and also on a non-GAAP basis. When material, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are provided on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates since the prior year. Management believes the use of this non-GAAP financial measure provides investors with a more meaningful discussion and analysis of material fluctuations in the Company’s operating results. Additionally, management utilizes this non-GAAP financial measure in analyzing its operating results.

Auction Sales for the three and nine months ended September 30, 2003 and 2002 – For the three months ended September 30, 2003, the aggregate hammer price of property sold at auction by the Company (“Auction Sales”), which includes buyer’s premium, totaled $116.8 million, a decrease of $91.8 million, or 44%, when compared to the same period in 2002. For the three months ended September 30, 2003, the favorable impact of foreign currency translations on worldwide Auction Sales was approximately $6.4 million. Excluding the impact of favorable foreign currency translations, Auction Sales decreased $98.2 million, or 47%, to $110.4 million. This decrease in worldwide Auction Sales reflects a 34% decrease in the number of lots sold in the third quarter of 2003 as compared to the same period in 2002, as well as a 19% decrease in the average selling price per lot sold. The lower level of worldwide Auction Sales in the third quarter of 2003 was principally due to significantly lower results from the July Old Master Paintings sale in London, which in 2002 included the sale of Sir Peter Paul Rubens’ masterpiece “The Massacre of the Innocents” for $77 million and for which there was no comparable painting sold in 2003. Also negatively influencing the comparison to the prior year is the July 2002 sale in New York of The 1933 Double Eagle Coin for $7.6 million for which there was no comparable sale in the third quarter of 2003. Additionally, the comparison to the prior year is unfavorably impacted by the discontinuation on April 30, 2003 of separate online auctions on sothebys.com as part of the 2002 Restructuring Plan, which resulted in a $5.4 million decrease in third quarter Auction Sales (see Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

For the nine months ended September 30, 2003, Auction Sales totaled $897.8 million, a decrease of $184.8 million, or 17%, when compared to the same period in 2002. For the nine months ended September 30, 2003, the favorable impact of foreign currency translations on worldwide Auction Sales was approximately $57.3 million. Excluding the impact of favorable foreign currency translations, Auction Sales decreased $242.1 million, or 22%, to $840.5 million. This decrease in worldwide Auction Sales reflects a 22% decrease in the number of lots sold in the first nine months of 2003 as compared to the same period in 2002. For the nine months ended September 30, 2003, the average selling price per lot sold was relatively unchanged when compared to the prior year. The lower level of worldwide Auction Sales for the nine months ended September 30, 2003 was primarily due to an $85.7 million, or 41%, decrease in results from the spring Impressionist and Contemporary sales in New York and a $60.5 million, or 52%, decline in Auction Sales attributable to single-owner collections, both in part attributable to economic uncertainties related to the build up to the war in Iraq. Also unfavorably impacting the comparison of Auction Sales to the prior year was a significant decrease in results from the July Old Master Paintings sale in London, as discussed above, as well as the discontinuation on April 30, 2003 of separate online auctions on sothebys.com as part of the 2002 Restructuring Plan, which resulted in an $18.6 million decrease in Auction Sales for the nine months ended September 30, 2003 (see Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

Results of Operations for the three and nine months ended September 30, 2003 and 2002 - Note 3 of Notes to Consolidated Financial Statements (“Segment Reporting”) should be read in conjunction with this discussion.

Effective January 2003, the Company increased its buyer’s premium for auction sales in its major salesrooms worldwide. The buyer’s premium is now generally 20% of the hammer (sale) price on the first $100,000 and 12% of any remaining amount over $100,000. Previously, the buyer’s premium was generally 19.5% of the hammer (sale) price up to $100,000 and 10% of any remaining amount over $100,000.

Auction and related revenues decreased $7.1 million, or 20%, to $29.0 million and $9.6 million, or 5%, to $174.7 million for the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002. For the three and nine months ended September 30, 2003, the favorable impact of foreign currency translations on auction and related revenues was $1.4 million and $11.6 million, respectively. Excluding the impact of favorable foreign currency translations, auction and related revenues decreased $8.5 million, or 24%, to $27.6 million and $21.2 million, or 11%, to $163.1 million, respectively, for those periods. These decreases were principally due to lower auction commission revenues primarily resulting from decreased Auction Sales, as discussed above, partially offset by improved commission margins resulting from the new buyer’s premium rate structure that became effective in January 2003, reduced shared and introductory auction commissions and a favorable change in sales mix. Also unfavorably impacting the comparison of auction and related revenues for the nine months ended September 30, 2003 to the prior year was a significant decrease in revenues from principal activities mainly due to a lower level of auction guarantees, especially during the spring auction season.

Other revenues consist primarily of revenues from the Company’s Real Estate and Finance segments. Other revenues increased $1.0 million, or 9%, to $13.3 million for the three months ended September 30, 2003, when compared to the same period in 2002. This increase was principally due to a $1.9 million, or 19%, increase in revenues from the Real Estate segment partially offset by a $0.5 million, or 28%, decrease in revenues from the Finance segment. The increase in Real Estate revenues was primarily due to higher sales volume principally resulting from a 15.7% increase in unit sales. The decrease in Finance revenues was primarily due to a lower average loan portfolio balance and lower interest rates earned on the loan portfolio. Also unfavorably impacting the comparison of other revenues to the prior year was a $0.3 million decrease in revenues from the Company’s U.K. art education business, which was sold in September 2003 (see Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information relating to the sale of the Company’s U.K. art education business).

Other revenues decreased $2.4 million, or 6%, to $34.2 million for the nine months ended September 30, 2003, when compared to the same period in 2002. This decrease was principally due to a $1.0 million, or 4%, decrease in revenues from the Real Estate segment and a $0.6 million, or 12%, decrease in revenues from the Finance segment. The decline in Real Estate revenues was primarily the result of decreased commission retention rates due to a greater proportion of sales completed by senior agents who earn a higher share of the gross commission. The decline in Finance revenues was primarily due to decreased loan facility fees and lower interest rates earned on the loan portfolio. Also unfavorably impacting the comparison of other revenues to the prior year was a $0.5 million decrease in revenues from the Company’s U.K. art education business, which was sold in September 2003 (see Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information relating to the sale of the Company’s U.K. art education business).

Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) decreased $1.3 million, or 19%, to $5.8 million and $5.7 million, or 16%, to $29.9 million for the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002. For the three and nine months ended September 30, 2003, the unfavorable impact of foreign currency translations on direct costs was approximately $0.3 million and $1.9 million, respectively. Excluding the impact of unfavorable foreign currency translations, direct costs decreased $1.6 million, or 23%, to $5.5 million and $7.6 million, or 21%, to $28.0 million for the three and nine months ended September 30, 2003, respectively. These decreases were largely attributable to lower catalogue production costs primarily resulting from a lower number of lots offered at auction, as well as the Company’s catalogue savings initiatives, which were gradually implemented throughout 2002. Also favorably impacting the comparison of direct costs to the prior periods was the significant decrease in single-owner Auction Sales, which are typically more expensive due to higher catalogue production, sale promotion and exhibition costs. Additionally, savings were achieved in marketing costs principally as a result of management’s efforts to reduce discretionary spending and the discontinuation on April 30, 2003 of separate online auctions on sothebys.com as part of the 2002 Restructuring Plan (see Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

Salaries and related costs decreased $0.4 million, or 1%, to $34.5 million for the three months ended September 30, 2003 when compared to the same period in 2002. For the three months ended September 30, 2003, the unfavorable impact of foreign currency translations on salaries and related costs was approximately $1.0 million. Excluding the impact of unfavorable foreign currency translations, salaries and related costs decreased $1.4 million, or 4%, to $33.5 million for the three months ended September 30, 2003. This decrease was largely due to savings achieved in the Auction segment as a result of the 2002 Restructuring

Plan (as discussed below and in Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1,”Financial Statements”) and management’s other cost containment efforts, partially offset by approximately $0.8 million in additional compensation expense that became effective in July 2003. Also unfavorably impacting the comparison to the prior year is a $0.4 million increase in costs related to the Company’s pension plan for employees in the U.K.

Salaries and related costs increased $0.3 million to $109.2 million for the nine months ended September 30, 2003 when compared to the same period in 2002. For the nine months ended September 30, 2003, the unfavorable impact of foreign currency translations on salaries and related costs was approximately $5.4 million. Excluding the impact of unfavorable foreign currency translations, salaries and related costs decreased $5.1 million, or 5%, to $103.8 million for the nine months ended September 30, 2003. This decrease was largely due to savings achieved in the Auction segment as a result of the 2002 Restructuring Plan and management’s other cost containment efforts, as well as a $1.1 million reduction in incentive bonus costs. These savings were partially offset by approximately $0.8 million in additional compensation expense that became effective in July 2003, as well as an accrual of $0.7 million in the second quarter of 2003 for one-time payments made to a group of key employees in July 2003. Also unfavorably impacting the comparison to the prior year is an increase of $1.2 million in costs related to the Company’s pension plan for employees in the U.K.

General and administrative expenses increased $0.8 million, or 3%, to $25.6 million for the three months ended September 30, 2003 when compared to the same period in 2002. For the three months ended September 30, 2003, the unfavorable impact of foreign currency translations on general and administrative expenses was approximately $0.7 million. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses increased $0.1 million, to $24.9 million. This increase was primarily attributable to unfavorable bad debt experience in the third quarter of 2003, due in part to an increase in the loan loss provision for two client loans (see Note 4 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), as well as higher professional fees and facility related costs. These increases were partially offset by savings achieved in travel and entertainment expenses as a result of the Company’s restructuring plans and management’s other efforts to reduce discretionary spending (as discussed below and in Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1,“Financial Statements”). Also favorably impacting the comparison to the prior period are lower computer systems development and maintenance costs.

General and administrative expenses increased $2.1 million, or 3%, to $74.1 million for the nine months ended September 30, 2003 when compared to the same period in 2002. For the nine months ended September 30, 2003, the unfavorable impact of foreign currency translations on general and administrative expenses was $3.4 million. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses decreased $1.3 million, or 2%, to $70.8 million. This decrease was largely due to savings of $2.6 million achieved in travel and entertainment expenses as a result of the Company’s restructuring plans (as discussed above) and management’s other efforts to reduce discretionary spending. Also favorably impacting the comparison to the prior period was savings achieved in computer systems development expenses and telecommunications costs. These favorable variances were partially offset by increased professional fees, higher facility related expenses and increased insurance costs. Also unfavorably impacting the comparison to the prior year was less favorable bad debt experience during 2003 principally as a result of an increase in the loan loss provision in the third quarter of 2003, as discussed above, and the reversal in the second quarter of 2002 of a $1.1 million bad debt accrual that was no longer necessary due to the collection of the related client receivable balance, for which there was no comparable event in the current period.

Depreciation and amortization expense increased $0.8 million, or 13%, to $6.9 million and $2.7 million, or 15%, to $20.5 million for the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002. These increases were principally due to incremental depreciation expense associated with the capital lease asset recorded in February 2003 in conjunction with a sale-leaseback transaction involving the Company’s headquarters building located at 1334 York Avenue in New York, New York (the “York Property”). (See “Liquidity and Capital Resources” below and Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for additional information related to the sale-leaseback transaction.)

Retention Costs – For the three months ended September 30, 2003 and 2002, the Company recognized expense of approximately $1.8 million and $5.8 million, respectively, related to the retention programs for a group of key employees. For the nine months ended September 30, 2003 and 2002, the Company recognized expense of approximately $8.2 million and $18.3 million, respectively, related to such programs.

During the first quarter of 2003, as a result of economic conditions and the compensation structure for other senior executives, the Company’s Chief Executive Officer declined a $3 million cash award that would have been due to him on December 31, 2003 under the retention programs described above.

(See Note 14 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for additional information on the Company’s retention programs.)

Restructuring Plans – For the three and nine months ended September 30, 2003 and 2002, the Company recorded the following amounts related to its restructuring plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Thousands of dollars)

2000 Restructuring Plan	$—	$(213)	$—	$(1,024)
2001 Restructuring Plan	—	115	53	(509)
2002 Restructuring Plan	(308)	—	4,980	—
Total	$(308)	$(98)	$5,033	$(1,533)

(See Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for detailed information relating to the 2000 Restructuring Plan and the 2001 Restructuring Plan.)

In the fourth quarter of 2002, management approved plans to further restructure the Company’s Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the “2002 Restructuring Plan”). The goal of the 2002 Restructuring Plan is to improve profitability through further cost savings and other strategic actions, as described below. Total net annual cost savings resulting from the 2002 Restructuring Plan are expected to be approximately $17 million. See below for a more detailed discussion of these cost savings.

In December 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million in the fourth quarter of 2002. These headcount reductions impact the live auction business of the Company’s Auction segment primarily in North America, as well as certain corporate departments. Estimated annual savings in salaries and related costs as a result of the headcount reductions and attrition will be approximately $5 million. Substantially all of these savings are currently expected to be realized during 2003.

In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. The Company’s Internet activities now focus on promoting the Company’s live auctions through eBay’s Live Auctions Technology, which allows the Company’s clients to follow live auctions via the Internet and place bids online, in real time. As a result of the restructuring of its strategic alliance with eBay, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company will receive no future economic benefit and $0.5 million for impairment losses related to certain technology assets. These actions will result in estimated net annual cost savings of approximately $8 million, which are expected to be achieved principally through lower salaries and related costs resulting from the termination of approximately 30 employees and through attrition. Additionally, savings will be achieved in direct costs of services and general and administrative expenses. A majority of the savings are expected to be realized by the fourth quarter of 2003. The Company also expects a decrease in auction and related revenues as a result of the discontinuation of separate online auctions on sothebys.com, which is ultimately expected to be substantially offset by incremental revenues generated by the Company’s efforts, as part of the 2002 Restructuring Plan, to increase Auction Sales of moderately valued property through the live auction business.

During the first quarter of 2003, as part of the 2002 Restructuring Plan, management committed to the termination in Europe of approximately 40 additional employees in the Company’s Auction segment. As a result, in the first quarter of 2003, the Company recorded restructuring charges of $3.7 million for employee termination benefits. Estimated annual savings, which will primarily relate to salaries and related costs, are expected to be approximately $4 million. Such savings were initiated during the second quarter of 2003 and are currently expected to be realized by the end of 2003.

Also during the first quarter of 2003, as part of the 2002 Restructuring Plan, the Company entered into an agreement to outsource the operation of its mainframe computer systems. In conjunction with the decision to outsource such operations, management committed to the termination of six employees in the corporate Information Technology department and, as a result, the Company recorded restructuring charges of approximately $0.1 million in the first quarter of 2003 for employee termination benefits. These actions will result in estimated net annual cost savings of approximately $0.3 million. Such savings, which will be achieved primarily through lower salaries and related costs, were initiated during the second quarter of 2003 and are currently expected to be realized by the end of 2003.

In September 2003, as part of the 2002 Restructuring Plan, the Company sold its U.K. art education business and, as a result, recognized a pre-tax gain of approximately $0.1 million in Net Restructuring Charges during the third quarter of 2003.  In connection with the sale, the Company is licensing the “Sotheby’s” name to the buyer for use in the continued operation of the business for an initial period of five years in exchange for a nominal fee.

For the nine months ended September 30, 2003, the Company recorded restructuring charges of approximately $0.3 million for other costs related to the 2002 Restructuring Plan. Such costs, which were expensed as incurred, primarily included fees for legal and other professional services related to the 2002 Restructuring Plan.

For the three and nine months ended September 30, 2003, the Company recorded favorable adjustments of $0.2 million and $1.0 million, respectively, to Net Restructuring Charges principally due to changes in management’s original estimates of employee termination benefits related to the 2002 Restructuring Plan.

As a result of the economic environment and its impact on the Company’s revenues, which are highly variable from period-to-period (see “Risk Factors Affecting Operating Results and Liquidity” below), as well as management’s continued focus on improving profitability, the Company is continuing to assess all aspects of its business and is developing plans to improve profitability through further cost reductions and other strategic actions. As a result, the Company may record additional restructuring charges in the fourth quarter of 2003.

(See Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information relating to the 2002 Restructuring Plan.)

(With respect to all statements made herein regarding the Company’s restructuring plans, see statement on Forward Looking Statements.)

Special Charges – With court approval of the International Antitrust Litigation settlement, the Company has now resolved all antitrust issues raised by the Antitrust Division of the United States Department of Justice and the European Commission and all related pending or threatened civil litigation.

See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information on special charges related to the investigation by the Antitrust Division of the United States Department of Justice, other governmental investigations and the related civil antitrust litigation.

Net Interest Expense – Net interest expense increased $3.3 million and $6.9 million for the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002. These increases were primarily due to interest expense resulting from the capital lease obligation recorded in February 2003 in conjunction with a sale-leaseback transaction involving the York Property (see “Liquidity and Capital Resources” below and Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for additional information related to the sale-leaseback transaction) and the amortization of the discount related to the Discount Certificates issued to the class of plaintiffs in June 2003 as part of the U.S. Antitrust Litigation settlement (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). These increases were partially offset by a reduction in interest expense associated with the Company’s credit facility as a result of decreased average outstanding borrowings and lower amortization of arrangement and amendment fees.

Income Tax Benefit – For the three months ended September 30, 2003 and 2002, the consolidated effective tax benefit rate was 34% and 23%, respectively. For the nine months ended September 30, 2003 and 2002, the consolidated effective tax benefit rate was approximately 34% and 25%, respectively. The increase in the effective tax benefit rate for these periods was principally attributable to the fine paid to the European Commission (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), which was recorded in Special Charges in the third quarter of 2002 and which was not tax deductible.

Subsequent Event - On October 28, 2003, the Company’s Real Estate segment acquired the business operations of Jackson Hole Realty in Jackson, Wyoming for an initial purchase price of $5 million in cash. Additional consideration, contingent upon the achievement of specified earnings levels over the next seven years, may be due to the previous owners.  Jackson Hole Realty will be included in the Company’s Consolidated Statement of Operations and Balance Sheet beginning in the fourth quarter of 2003. The acquisition of Jackson Hole Realty is currently expected to result in incremental annual operating income of approximately $1.5 million. (See Note 17 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

Other Matters  - In February 2003, the Compensation Committee of the Board of Directors approved a one-time exchange offer of cash or restricted stock under the Restricted Stock Plan for stock options to eligible employees that hold certain stock options with an exercise price above $18 under the Company’s 1987 and 1997 Stock Option Plans (the “Exchange Offer”). The Company is currently planning on proceeding with the Exchange Offer in the first quarter of 2004.

The determination as to whether an individual can receive restricted stock or cash will be dependent upon the number of underlying eligible options that each employee holds. The amount of restricted stock that could be issued or cash that could be paid to each employee under the Exchange Offer will be calculated using a discounted option pricing valuation model based on the number of eligible options held. Assuming all eligible employees accept the version of the Exchange Offer currently contemplated by management, the total amount of options to be cancelled is estimated to be approximately 6.0 million and the number of shares of restricted stock that would be issued is estimated to be approximately 0.9 million shares. These shares would be issued upon acceptance of the Exchange Offer at the market price of the Company’s Class A Common Stock at that time and would be expensed over a four-year vesting period. The total amount of the compensation expense related to the restricted stock issuance, assuming that all eligible employees accept the version of the Exchange Offer currently contemplated by management, is expected to be in the range of $10 million.  Based on the same assumptions, the cash payment in conjunction with the Exchange Offer is expected to be in the range of $1.5 million, which would be expensed in full upon acceptance. A number of variables can impact the total amount of compensation expense related to the Exchange Offer, including the ultimate number of options eligible for the Exchange Offer, the number of restricted stock shares issued, the market price of the Company’s Class A Common Stock at the date of issuance and the number of employees who accept the Exchange Offer.

(See Note 16 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

(With respect to all statements made herein regarding the Exchange Offer, see statement on Forward Looking Statements.)

Financial Condition as of September 30, 2003 – This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements.”)

For the nine months ended September 30, 2003, total cash and cash equivalents decreased approximately $42.0 million primarily due to the factors discussed below.

Net cash used by operations was $164.0 million for the nine months ended September 30, 2003 and was largely the result of a net loss from operations, as well as payments made to fund the European Commission fine, the International Antitrust Litigation settlement and a portion of the fine payable to the United States Department of Justice (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). Also contributing to net cash used by operations for the nine months ended September 30, 2003 was the Company’s investment in Inventory for resale, much of which will be offered at auction in the fourth quarter of 2003. Additionally, for the nine months ended September 30, 2003, the Company funded approximately $13.2 million in retention payments to a group of key employees (see Note 14 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and approximately $6.5 million of severance payments in connection with the Company’s restructuring plans (see Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). Also influencing cash used by operations during the period is a $187.6 million decrease in Due to Consignors, partially offset by a $162.3 million decrease in Accounts Receivable. At September 30, 2003, approximately $28.3 million, or 23%, of the net Accounts Receivable balance was due from one purchaser. The Company collected $22 million of this amount during the fourth quarter of 2003.  The remaining $6.3 million is due and payable to the Company in January 2004.

Net cash provided by investing activities was $167.3 million for the nine months ended September 30, 2003 and was primarily due to the $167.1 million in net cash proceeds received from the York Property sale-leaseback transaction (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), as well as the collection of maturing client loans. These cash inflows from investing activities during the period were partially offset by the funding of new client loans and auction guarantees.

Net cash used by financing activities was $46.5 million for the nine months ended September 30, 2003 and was primarily due to the net repayment of credit facility borrowings.

Commitments as of September 30, 2003 – The table below summarizes the Company’s material contractual obligations and commitments as of September 30, 2003.

	Payments Due by Period
	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)

Principal payments on borrowings:
Amended and Restated Credit Agreement (1)	$55,000	$55,000	$—	$—	$—
Long-term debt (2)	100,000	—	—	—	100,000
Sub-total	155,000	55,000	—	—	100,000
Interest payments on borrowings:
Amended and Restated Credit Agreement (1)	745	745	—	—	—
Long-term debt (2)	37,240	6,875	13,750	13,750	2,865
Sub-total	37,985	7,620	13,750	13,750	2,865
Other commitments:
York Property capital lease obligation (3)	430,993	18,025	36,869	38,574	337,525
Operating lease obligations	129,865	17,262	29,904	25,929	56,770
DOJ antitrust fine (4)	33,000	6,000	27,000	—	—
Auction guarantees (5)	12,644	12,644	—	—	—
Employment agreements (6)	3,025	1,100	1,925	—	—
Sub-total	609,527	55,031	95,698	64,503	394,295
Total	$802,512	$117,651	$109,448	$78,253	$497,160

(1)               Represents the outstanding principal and approximate interest payments due under the Amended and Restated Credit Agreement, as discussed below and in Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

(2)               Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s long-term debt. (See Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(3)               Represents rental payments due under the capital lease obligation for the York Property, as discussed below and in Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

(4)               See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

(5)               On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. The amount disclosed in the commitments chart above consists of approximately $33.7 million in gross auction guarantees less partner shares and prefunded amounts. (See Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(6)               Represents the aggregate commitment for future salaries related to employment agreements with a number of employees, excluding incentive bonuses (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

The Discount Certificates that were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or the U.K.  The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. At September 30, 2003, the outstanding face value of unused Discount Certificates was approximately $62.1 million.

Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $12.7 million as of September 30, 2003. (See Notes 4 and 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Contingencies – See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for information on contingencies.

Liquidity and Capital Resources – On February 7, 2003, the Company completed the sale of the York Property to an affiliate of RFR Holding LLC (“RFR”) for $175 million in cash. Net cash proceeds of approximately $167 million, after deducting taxes and fees related to the transaction, were used in part to refinance $100 million in outstanding borrowings under the senior secured term facility (the “Term Facility”) of the Company’s existing credit agreement (the “Amended and Restated Credit Agreement”). The Company then leased the York Property back from RFR for an initial 20-year term, with options to extend the lease for two additional 10-year terms. Rental payments during the initial term are approximately $18 million per year, escalating 7% every three years during the term of the lease. (See Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”.)

Also on February 7, 2003, the Company extended the maturity date of the Amended and Restated Credit Agreement from February 11, 2003 to February 6, 2004. The new borrowing capacity under the Amended and Restated Credit Agreement is $75 million, which includes a $20 million loan under the Term Facility and $55 million available under a senior secured revolving credit facility (the “Revolving Facility”). The Company paid amendment and arrangement fees of $1.7 million in connection with the extension of the Amended and Restated Credit Agreement.

The Company’s obligations under the Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. In addition, any borrowings by the Company’s U.K. affiliates and Swiss affiliate are secured by their respective loan portfolios. Borrowings under the Amended and Restated Credit Agreement may be used for general corporate purposes and generally bear interest equal to: (i) LIBOR plus 3.5% or (ii) the Prime Rate plus 2.5%, as selected by the Company. The Amended and Restated Credit Agreement also contains certain financial covenants, including covenants requiring the Company to maintain a minimum net worth and to meet certain quarterly leverage ratio and interest coverage ratio tests. Additionally, the Amended and Restated Credit Agreement has a covenant that requires the Company to limit dividend payments. The Company was in compliance with these financial covenants as of September 30, 2003.

The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements.

The Company currently believes that operating cash flows, current cash balances and borrowings under the Amended and Restated Credit Agreement will be adequate to meet its operating needs and capital requirements through February 6, 2004. Such operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company’s client loan program and capital expenditures, as well as the aggregate monthly rent payments due under the Company’s operating lease obligations, the $4.5 million in aggregate monthly rent payments due under the capital lease obligation for the York Property (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), the $6.0 million payment due on February 6, 2004 under the Company’s DOJ antitrust fine (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), the $3.4 million interest payment due on February 1, 2004 related to the Company’s long-term debt securities (see Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and any redemptions of the Discount Certificates that were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

As discussed above, the Amended and Restated Credit Agreement is available through February 6, 2004. On this date, the Amended and Restated Credit Agreement will expire and any outstanding borrowings will be due and payable to the Company’s existing lender group. In order to fund the repayment of any such outstanding borrowings and to provide for the Company’s long-term operating needs and capital requirements subsequent to February 6, 2004, as well as to fund the long-term commitments detailed above including the aggregate monthly rent payments due under the York Property capital lease obligation (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), the aggregate monthly rent payments due under the Company’s operating lease obligations, the remaining payments due under the Company’s DOJ antitrust fine (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), any redemptions of the Discount Certificates which were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), payments due under existing employment agreements (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and interest payments related to the Company’s long-term debt securities, additional funding will be necessary to supplement operating cash flows. Management is currently negotiating a long-term refinancing of the Amended and Restated Credit Agreement. Alternatively, management believes it has other options available for capital resources including, but not limited to, an extension, amendment or short-term refinancing of the Amended and Restated Credit Agreement and the sale of certain assets or operating units. Management currently believes that the Company will secure adequate long-term funding through a long-term refinancing of the Amended and Restated Credit Agreement or satisfy its liquidity needs pursuant to one of the other options stated above prior to the expiration of the Amended and Restated Credit Agreement. If the Company were unable to secure such funding, this would have a material adverse effect on the Company’s business, results of operations, financial condition and/or ability to operate.

Derivatives – See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for information on derivatives.

Risk Factors Affecting Operating Results and Liquidity – Operating results from the Company’s Auction, Finance and Real Estate operating segments, as well as the Company’s liquidity, are significantly influenced by a number of factors, many of which are not within the Company’s control. These factors, which are not ranked in any particular order, include:

(1)                                  The overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

(2)                                  Interest rates, particularly with respect to the Finance segment’s client loan portfolio and the Company’s credit facility borrowings;

(3)                                  The impact of political conditions in various nations on the international economy and financial markets;

(4)                                  Government laws and regulations which the Company is subject to, including, but not limited to, import and export regulations and value added sales taxes;

(5)                                  The effects of market risk;

(6)                                  The seasonality of the Company’s auction business;

(7)                                  Competition with other auctioneers and art dealers, specifically in relation to the following factors: (a) the level of expertise of the dealer or auction house with respect to the property, (b) the extent of the prior relationship, if any, between the seller and the firm, (c) the reputation and historic level of achievement by a firm in attaining high sale prices in the property’s specialized category, (d) the breadth of staff expertise, (e) the desire for privacy on the part of sellers and buyers, (f) the amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright compared with the estimates, guarantees or other financial options offered by the Company, (g) the time that will elapse before the seller will receive sale proceeds, (h) the desirability of a public auction in order to achieve the maximum possible price, (i) the amount of commission proposed by dealers or auction houses to sell a work on consignment, (j) the cost, style and extent of presale marketing and promotion to be undertaken by a firm, (k) recommendations by third parties consulted by the seller, (l) personal interaction between the seller and the firm’s staff and (m) the availability and extent of related services, such as tax or insurance appraisal and short-term financing;

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

(10)                            The success of the Company in attracting and retaining qualified personnel, who have relationships with certain potential sellers and buyers.

(11)                            The demand for and ability to fund art-related financing;

(12)                            The supply and demand for luxury residential real estate;

(13)                            The Company’s ability to obtain a long-term extension, amendment or refinancing of the Amended and Restated Credit Agreement or the ability to obtain other long-term funding subsequent to February 6, 2004;

(14)                            The restrictive covenants in the Company’s bank credit facilities and senior unsecured debt, which could adversely affect the Company’s business by limiting its flexibility;

(15)                            The impact of any decline in the equity markets or decrease in interest rates on the Company’s plan assets and obligations related to its U.K. defined benefit pension plan;

(16)                            The unfavorable trend in pension costs related to the Company’s U.K. defined benefit pension plan; and

(17)                            The ability of the Company to support the realization of its deferred tax assets.

Forward Looking Statements – This Form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed under “Risk Factors Affecting Operating Results and Liquidity” above, which are not ranked in any particular order.

Recently Issued Accounting Standards – On January 17, 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  Such Interpretation addresses the consolidation of entities that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as special purpose entities (“SPE”), although other non-SPE-type entities may be subject to the Interpretation.  This Interpretation provides guidance related to identifying variable interest entities (“VIE”), including SPE’s, and determining whether such entities should be consolidated.  Transfers to a qualifying SPE (“QSPE”) and certain other interests in QSPE’s are not subject to this Interpretation.  The provision of FIN No. 46 are effective immediately for transactions entered into subsequent to January 31, 2003, and were effective for transactions entered into on or prior to January 31, 2003 as of July 1, 2003.  However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this Interpretation before December 31, 2003.  The Company is currently evaluating the impact, if any, that FIN No. 46 will have on its accounting and financial reporting.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company’s financial instruments include cash and cash equivalents, notes receivable, consignor advances, credit facility borrowings and long-term debt. At September 30, 2003, a hypothetical 10% strengthening or weakening of the United States dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $1.7 million. Excluding the potential impact of this  hypothetical strengthening or weakening of the United States dollar, the market risk of the Company’s financial instruments has not changed significantly as of September 30, 2003 from that set forth in the Company’s Form 10-K for the year ended December 31, 2002.

At September 30, 2003, the Company had $76.5 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. As of September 30, 2003, the liability relating to the Company’s outstanding forward exchange contracts was less than $0.1 million. See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information on the Company’s use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4:  CONTROLS AND PROCEDURES

As of September 30, 2003,  the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2003. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In April 1997, the Antitrust Division of the United States Department of Justice (the “DOJ”) began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie’s International PLC (“Christie’s”). The Company has pled guilty to a violation of the United States (“U.S.”) antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company’s plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $12 million of the fine payable to the DOJ, and the remaining $33 million of the fine is payable as follows: (a) $6 million due February 6, 2004, (b) $12 million due February 6, 2005 and (c) $15 million due February 6, 2006. The European Commission also conducted an investigation regarding anti-competitive practices by the Company and Christie’s in the European Union and on October 30, 2002, issued a decision pursuant to which it imposed a fine of approximately $20.1 million on the Company, which was paid on February 5, 2003. The Canadian Competition Bureau is also conducting an investigation regarding commissions charged by the Company and Christie’s for auction services.

A number of private civil actions, styled as class actions, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between the Company and Christie’s regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere, including actions alleging violations of federal antitrust laws in connection with auctions in the U.S. (the “U.S. Antitrust Litigation”) and actions alleging violations of federal antitrust laws in connection with auctions outside the U.S. (the “International Antitrust Litigation”).  In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company’s financial condition and results of operations (the “Shareholder Litigation”). Also, a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. And a number of indirect purchaser class action lawsuits were filed against the Company in California courts alleging violations of antitrust laws of the State of California. The U.S. Antitrust Litigation, the International Antitrust Litigation, the Shareholder Litigation, all of the shareholder derivative suits and all of the indirect purchaser class action lawsuits have been settled pursuant to non-appealable court-approved settlement agreements that have been fully funded or reserved for.  The Company has also settled a claim alleging antitrust violations brought against it and Christie’s by one of the parties who opted out of the settlement of the U.S. Antitrust Litigation.  As a result of the above, the Company has now resolved all antitrust issues raised by the DOJ and the European Commission and all related pending or threatened civil litigation.

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

(See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Employment Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht

99.2	Employment Agreement between Sotheby’s Holdings, Inc. and William S. Sheridan

(b)     Reports on Form 8-K

(i)                                     On August 7, 2003, the Company reported on Form 8-K that it had issued a press release discussing its results of operations for the three and six months ended June 30, 2003. This press release was furnished as Exhibit 99.1 to the Form 8-K.

(ii)                                  On October 15, 2003, the Company reported on Form 8-K that Sotheby’s International Realty, a wholly-owned subsidiary of the Company, announced that it had reached an agreement to acquire the business operations of Jackson Hole Realty in Jackson, Wyoming.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S HOLDINGS, INC.

By:	/s/ Michael L. Gillis
Michael L. Gillis
Senior Vice President,
Controller and Chief
Accounting Officer

Date:	November 13, 2003

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Employment Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht

99.2	Employment Agreement between Sotheby’s Holdings, Inc. and William S. Sheridan