Form 10-K
period 2003-12-31
SOTHEBYS HOLDINGS INC
filed 2004-03-15
CIK 823094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________, AND

                          COMMISSION FILE NUMBER 1-9750

                                   ----------

                            SOTHEBY'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

                    Michigan                                 38-2478409
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

       38500 Woodward Avenue, Suite 100                          48303
          Bloomfield Hills, Michigan                          (Zip Code)
   (Address of principal executive offices)

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

                                   ----------

        Securities registered pursuant to Section 12(g) of the Act: None

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     As of June 30, 2003, the aggregate market value of the 26,396,390 shares of Class A Limited Voting Common Stock (the "Class A Common Stock") held by non-affiliates of the registrant was $196,389,142 based upon the closing price ($7.44) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Class A Common Stock reported as beneficially owned by the controlling shareholder, directors and executive officers of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

     As of March 1, 2004, there were outstanding 45,061,327 shares of Class A Common Stock and 16,521,150 shares of Class B Common Stock, freely convertible into 16,521,150 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

     Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is one of the world's two largest auctioneers of fine arts, antiques and collectibles, offering property through its worldwide Auction segment in approximately 70 collecting categories, among them fine art, antiques and decorative art, jewelry and collectibles. In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of art and collectible purchases and sales through private treaty sales. The Company also conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in art education activities and in real estate brokerage activities outside of the United States (the "U.S.").

     In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby's International Realty, Inc. ("SIR"). On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation ("Cendant"). For additional information related to this transaction, refer to the discussion under "Discontinued Operations" below.

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

AUCTION SEGMENT

Description of Business

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

     The Company and Christie's International, PLC ("Christie's"), a privately held auction house based in the United Kingdom (the "U.K."), are the two largest art auction houses in the world.

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

     In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses and applicable taxes. In certain situations, the Company releases property sold at auction to buyers before the Company receives payment. In such situations, the Company will pay the seller the net sale proceeds for the released property at the time payment is due to the consignor, even if the Company has not received payment from the buyer. (See Note E of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the

Company has the right to recover such amount through the future sale of the property. Generally, the Company participates in a share of the proceeds if the property under the guarantee sells above an agreed minimum price. In addition, the Company is obligated under the terms of certain guarantees to loan a portion of the guaranteed amount prior to the auction. (See Note R of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     Beginning in June 2002, the Company conducted Internet auctions through its website, sothebys.com, pursuant to the terms of a strategic alliance with eBay, Inc. ("eBay") whereby sothebys.com online auctions were incorporated into the eBay marketplace. In February 2003, the Company and eBay entered into an agreement to discontinue separate online auctions on sothebys.com, effective April 30, 2003. Subsequent to that date, the Company's Internet activities have focused on promoting its live auctions. (See Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the brokering of art and collectible purchases and sales through private treaty sales and the purchase and resale of art and other collectibles. For example, the Company acts as a principal through its investment in Acquavella Modern Art (the "Partnership" or "AMA"), a partnership between a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. ("ACA"). The term of the AMA partnership agreement, which was extended for one year in February 2004, expires on March 31, 2005. The assets of the Partnership consist principally of art inventory. (See Notes B and G of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     The Company's auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. (See
Item 7, "Management's Discussion and Analysis of Results of Operation," and
Note V of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

The Auction Market and Competition

     Competition in the international art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale. The Company's primary auction competitor is Christie's.

     The owner of a work of art wishing to sell it has three principal options: sale or consignment to, or private sale by, an art dealer; consignment to, or private sale by, an auction house; or private sale to a collector or museum without the use of an intermediary. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust. A complex array of factors may influence the seller's decision. These factors include:

          o The level of expertise of the dealer or auction house with respect to the property;

          o The extent of the prior relationship, if any, between the seller and the firm;

          o The reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category;

          o    The breadth of staff expertise possessed by the firm;

          o    The desire for privacy on the part of sellers and buyers;

          o The amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright;

          o The level of guarantees or the terms of other financial options offered by auction houses;

          o    The level of pre-sale estimates offered by auction houses;

          o The time that will elapse before the seller will receive sale proceeds;

          o The desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and executors);

          o The amount of commission proposed by dealers or auction houses to sell a work on consignment;

          o The cost, style and extent of presale marketing and promotion to be undertaken by a firm;

          o    Recommendations by third parties consulted by the seller;

          o    Personal interaction between the seller and the firm's staff; and

          o The availability and extent of related services, such as a tax or insurance appraisal and short-term financing.

     The Company's ability to obtain high quality and valuable property for sale depends, in part, on the relationships that certain employees of the Company, particularly its senior art specialists and management, have established with potential sellers.

     It is not possible to measure with any particular accuracy the entire international art market or to reach any conclusions regarding overall competition because dealers and auction firms frequently do not publicly report annual sales totals and the amounts reported are not verifiable.

Auction Regulation

     Regulation of the auction business varies from jurisdiction to jurisdiction. In many jurisdictions, the Company is subject to laws and regulations that are not directed solely toward the auction business, including, but not limited to, import and export regulations, cultural patrimony laws and value added sales taxes. Such regulations do not impose a material impediment to the worldwide business of the Company but do affect the market generally, and a material adverse change in such regulations could affect the business. In addition, the failure to comply with such local laws and regulations could subject the Company to civil and/or criminal penalties in such jurisdictions.

FINANCE SEGMENT

Description of Business

     The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company's financing activities are conducted through its wholly-owned direct and indirect subsidiaries. The Company believes it is one of the world's leaders in art-related financing activities.

     Although the general policy of the Finance segment is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. The majority of the Company's loans are variable interest rate loans.

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

     In certain of these situations, the Company finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company's share of any profit or loss is reflected in the results of the Auction segment.

     (See Notes B and E of Notes to Consolidated Financial Statements under
Item 8, "Financial Statements and Supplementary Data.")

     The Company funds its financing activities generally through borrowings under its credit facility and internally generated funds. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources," and Note J of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

The Finance Market and Competition

     A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of those offered by the Company. However, the Company believes that few lenders are willing to accept works of art as sole collateral as they do not possess the ability both to appraise and to sell works of art within a vertically integrated organization. The Company believes that its financing alternatives are attractive to clients who wish to obtain liquidity from their art assets.

DISCONTINUED OPERATIONS

     In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business. Accordingly, the assets and liabilities of SIR are classified as held for sale in the Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Statements of Operations.

     On February 17, 2004, the Company consummated the sale of SIR to Cendant and recognized pre-tax income in the range of $75 million in the first quarter of 2004.

     Additionally, in conjunction with this transaction, the Company entered into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks in exchange for an ongoing license fee based on the volume of commerce transacted under the trademarks. The license agreement, which is for an initial 50-year term with a 50-year renewal option, is applicable to Canada, Israel, Mexico, the U.S. and certain Caribbean countries. The other non-U.S. offices and affiliates of the Company's real estate brokerage business, which are not significant to the Company's overall operations, will continue to operate as Sotheby's International Realty under current management. However, Cendant has an option to acquire certain of these offices and affiliates and a license to use the related trademarks in other countries outside the U.S. during the five-year period following February 17, 2004 for a nominal amount.

     The total purchase price paid by Cendant for SIR's company-owned real estate brokerage operations, as well as the license agreement was approximately $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting approximately $5 million in transaction costs, were $93.9 million.

     (See Note C of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

FACTORS AFFECTING OPERATING RESULTS AND LIQUIDITY

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Operating Results and Liquidity."

FINANCIAL AND GEOGRAPHICAL INFORMATION ABOUT SEGMENTS

     See Note D of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data," for financial and geographical information about the Company's segments.

PERSONNEL

     At December 31, 2003, the Company had 1,537 employees: 626 located in North America; 576 in the U.K. and 335 in the rest of the world. As discussed above, on February 17, 2004, the Company consummated the sale of SIR, its domestic real estate brokerage business. The table below provides a breakdown of employees as of December 31, 2003. Employees of SIR are reflected in the table below under the caption "Discontinued Operations."

                                       Number of Employees
                                       -------------------
Auction segment.....................          1,287
Finance segment.....................              7
Discontinued Operations.............             98
Other...............................            145
                                              -----
   Total............................          1,537
                                              =====

     The Company regards its relations with its employees as good.

     (See Note C of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data," for more detailed information related to the sale of SIR.)

WEBSITE ADDRESS

     The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, www.sothebys.com, to www.shareholder.com/bid/edgar.cfm, a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     The Company's North American Auction and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the "York Property"). The York Property is approximately 400,000 square feet. The Company also leases warehouse space at one other location in Manhattan, New York, and leases office and exhibition space in several other major cities throughout the U.S., including Los Angeles and San Francisco, California; Chicago, Illinois; Palm Beach, Florida; Philadelphia, Pennsylvania; and Boston, Massachusetts.

     The Company acquired the York Property in July 2000. During the first quarter of 2001, the Company completed the construction of a six-story addition and renovation of the York Property, which expanded the Company's auction, warehouse and office space in New York City and enabled the Company to consolidate many of its New York City operations. On February 7, 2003, the Company sold the York Property and entered into an agreement to lease it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. (See Item 7, "Management's Discussion and Analysis of Results of Operation--Liquidity and Capital Resources," and Notes H and L of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     The Company's U.K. operations (primarily auction) are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's U.K. are located. The New Bond Street premises are approximately 200,000 square feet. The Company owns a portion of the New Bond Street premises and a portion is leased under long-term leases. The Company also leases approximately 50,000 square feet at Olympia, a landmark building located in Kensington, West London. The Olympia facility, which commenced operations in September 2001, is a specially dedicated middle market salesroom that expands the Company's London auction operations. In addition, the Company leases warehouse space at King's House in West London and owns land and a building in Sussex (the "Sussex Property"), which previously housed an auction salesroom. The Company is in the process of selling the Sussex Property.

     The Company also leases space primarily for auction operations in various locations throughout Continental Europe, including salesrooms in Amsterdam, The Netherlands; Geneva and Zurich, Switzerland; Milan, Italy; and Paris, France; in Asia, including Hong Kong; Singapore; Taipei, Taiwan; and Tokyo, Japan; in Australia and in South America.

     In management's opinion, the Company's worldwide premises are generally more than adequate for the current conduct of its business. Accordingly, management is continuing to analyze the Company's worldwide premises and, where appropriate, management will make any necessary changes to address the Company's business needs.

ITEM 3. LEGAL PROCEEDINGS

     In April 1997, the Antitrust Division of the United States Department of Justice (the "DOJ") began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International PLC ("Christie's"). The Company has pled guilty to a violation of the United States ("U.S.") antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $18 million of the fine payable to the DOJ, and the remaining $27 million of the fine is payable as follows: (a) $12 million due February 6, 2005 and (b) $15 million due February 6, 2006. The European Commission also conducted an investigation regarding anti-competitive practices by the Company and Christie's in the European Union and on October 30, 2002, issued a decision pursuant to which it imposed a fine of approximately $20.1 million on the Company, which was paid on February 5, 2003. The Canadian Competition Bureau is continuing to conduct an investigation regarding commissions charged by the Company and Christie's for auction services.

     A number of private civil actions, styled as class actions, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between the Company and Christie's regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere, including actions alleging violations of federal antitrust laws in connection with auctions in the U.S. (the "U.S. Antitrust Litigation") and actions alleging violations of federal antitrust laws in connection with auctions outside the U.S. (the "International Antitrust Litigation"). In addition, several shareholder class action complaints were filed against the Company and certain of its directors and officers, alleging failure to disclose the alleged agreements and their impact on the Company's financial condition and results of operations (the "Shareholder Litigation"). Also, a number of shareholder derivative suits were filed against the directors of the Company based on allegations related to the foregoing lawsuits and investigations. And a number of indirect purchaser class action lawsuits were filed against the Company in California courts alleging violations of antitrust laws of the State of California. The U.S. Antitrust Litigation, the International Antitrust Litigation, the Shareholder Litigation, all of the shareholder derivative suits and all of the indirect purchaser class action lawsuits have been settled pursuant to non-appealable court-approved settlement agreements that have been substantially fully funded or reserved for. The Company has also settled a claim alleging antitrust violations brought against it and Christie's by one of the parties who opted out of the settlement of the U.S. Antitrust Litigation. As a result of the above, the Company has now resolved all antitrust issues raised by the DOJ and the European Commission and all related pending or threatened civil litigation.

     The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

     Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

     (See Notes Q and S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

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

     The quarterly price ranges on the NYSE of the Class A Common Stock for 2003 and 2002 are as follows:

                        2003
                  ---------------
Quarter Ended      High      Low
-------------     ------   ------
March 31.......   $ 9.40   $ 7.87
June 30........   $ 9.43   $ 6.49
September 30...   $11.99   $ 7.62
December 31....   $14.10   $10.33

                        2002
                  ---------------
Quarter Ended      High      Low
-------------     ------   ------
March 31.......   $17.00   $12.99
June 30........   $15.40   $13.55
September 30...   $14.43   $ 7.00
December 31....   $ 9.60   $ 6.57

     The number of holders of record of the Class A Common Stock as of March 1, 2004 was 2,204. The number of holders of record of the Class B Common Stock as of March 1, 2004 was 25.

     The Company's credit facility has a covenant that prohibits the Company from making dividend payments. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources," and Note J of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     The Company did not pay any dividends during 2003 and 2002 and does not expect to pay dividends for the remaining term of the Company's credit facility.

Equity Compensation Plans

     The following table provides information as of December 31, 2003 with respect to shares of the Company's common stock that may be issued under its existing equity compensation plans, including the 1987 Stock Option Plan, the 1997 Stock Option Plan, the Restricted Stock Plan, the Performance Share Purchase Plan and the Stock Compensation Plan for Non-Employee Directors:

                                                  (A)                           (B)                        (C)
                                  ---------------------------------   -----------------------   --------------------------
                                                                                                   Number of Securities
                                         Number of Securities            Weighted Average          Remaining Available
                                     to be Issued upon Exercise of       Exercise Price of         for Future Issuance
                                  Outstanding Options, Warrants and     Outstanding Options,           Under Equity
    Plan Category (1)                        Rights (2)               Warrants and Rights (3)   Compensation Plans (4) (5)
    -----------------             ---------------------------------   -----------------------   --------------------------
                                                              (In thousands, except per share data)
Equity compensation plans
   approved by shareholders....                 14,482                         $20.45                      4,983
Equity compensation plans not
   approved by shareholders....                     --                             --                         --
                                                ------                         ------                      -----
   Total.......................                 14,482                         $20.45                      4,983
                                                ======                         ======                      =====

(1) See Note M of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data," for a description of the material features of and additional information related to the 1987 Stock Option Plan, the 1997 Stock Option Plan, the Restricted Stock Plan, the Performance Share Purchase Plan and the Stock Compensation Plan for Non-Employee Directors.

(2) Includes 160,000 shares of Class B Common Stock issuable upon the vesting of outstanding stock awards granted under the Restricted Stock Plan.

(3) The weighted-average exercise price does not take into account 160,000 shares issuable upon the vesting of outstanding stock awards granted under the Restricted Stock Plan, which have no exercise price.

(4) Includes 1,840,000 shares of Class B Common Stock available for future issuance under the Restricted Stock Plan.

(5) Includes 119,446 shares of Class A Common Stock available for future issuance under the Stock Compensation Plan for Non-Employee Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table provides selected financial data for the Company. In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business. Accordingly, the statement of operations and per share data for all periods presented represents only results from the Company's continuing operations.

                                                                                Year Ended December 31,
                                                      ----------------------------------------------------------------------
                                                         2003           2002           2001           2000           1999
                                                      ----------     ----------     ----------     ----------     ----------
                                                                   (Thousands of dollars, except per share data)
Auction Sales (1)................................     $1,690,655     $1,774,240     $1,619,909     $1,936,316     $2,258,752

Statement of operations data:
----------------------------

Auction and related revenues.....................     $  309,038     $  297,688     $  286,513     $  336,027     $  390,101

Other revenues...................................     $   10,561     $   12,844     $   18,774     $   26,293     $   23,604

Total revenues...................................     $  319,599     $  310,532     $  305,287     $  362,320     $  413,705

Net interest expense                                  $  (30,334)    $  (20,174)    $  (21,680)    $  (12,341)    $   (1,216)

(Loss) income from continuing operations.........     $  (26,483)(3) $  (59,462)(4) $  (44,948)(5) $ (195,819)(6) $   27,530

Basic and diluted (loss) income per share from
   continuing operations.........................     $    (0.43)(3) $    (0.97)(4) $    (0.74)(5) $    (3.32)(6) $     0.47

Balance sheet data:
------------------

Working capital (deficit)........................     $   92,123     $    9,544     $  (13,903)    $   39,515     $  159,460

Total assets.....................................     $  901,470     $  875,705     $  863,463     $1,078,111     $1,072,787

Credit facility borrowings.......................     $   20,000     $  100,000     $  130,000     $  116,000     $      272

Long-term debt...................................     $   99,539     $   99,466     $   99,398     $   99,334     $   99,275

York Property capital lease obligation...........     $  172,282     $       --     $       --     $       --     $       --

Net debt (2).....................................     $ (226,418)    $ (150,810)    $ (127,646)    $ (160,711)    $  (57,228)

Shareholders' equity.............................     $  127,408     $  140,368     $  185,870     $  188,054     $  377,044

(1) Represents the aggregate hammer price of property sold at auction by the Company, which includes buyer's premium.

(2) Calculated as credit facility borrowings, long-term debt and the York Property capital lease obligation less cash and cash equivalents.

(3) Includes 2003 Retention Costs of $8.5 million, Net Restructuring Charges of $5.0 million and Special Charges of $3.1 million, pre-tax.

(4) Includes 2002 Retention Costs of $22.6 million, Net Restructuring Charges of $2.0 million and Special Charges of $41.0 million, pre-tax.

(5) Includes 2001 Retention Costs of $19.8 million, Net Restructuring Charges of $16.5 million and Special Charges of $2.5 million, pre-tax.

(6) Includes 2000 Retention Costs of $3.4 million, Net Restructuring Charges of $12.6 million and Special Charges of $203.1 million, pre-tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SEASONALITY

     The worldwide art auction market has two principal selling seasons, spring and fall. Accordingly, first and third quarter results reflect lower Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company's operating expenses. (See Note V of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data").

USE OF NON-GAAP FINANCIAL MEASURES

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from management's original estimates as future events and circumstances sometimes do not develop as expected. Note B of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Management believes that the following are the most critical areas in the application of its accounting policies that may affect its financial condition and results of operations.

     (1) Accounts Receivable--The Company is required to estimate the collectibility of its accounts receivable balances, which are primarily related to the Auction segment. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. Management evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Allowances are also established for probable losses inherent in the remainder of the accounts receivable balance based on historical collection data for certain aged receivable categories. Management's judgments about the creditworthiness of the Company's clients may prove, with the benefit of hindsight, to be inaccurate. Accordingly, adjustments to the allowance for doubtful accounts have historically been required to reflect changes in facts and circumstances. If the creditworthiness of the Company's clients were to deteriorate, additional allowances would be required resulting in an adverse impact on the operating results of the Auction segment. Alternatively, if the creditworthiness of the Company's clients were to improve, reductions in the allowance for doubtful accounts would be required resulting in a favorable impact on the operating results of the Auction segment. (See Note E of Notes to Consolidated Financial Statements under
          Item 8, "Financial Statements and Supplementary Data.")

     (2) Notes Receivable--The Company is required to estimate the collectibility of its notes receivable balances, which are related to the client loan portfolio of the Finance segment. A considerable amount of judgment is required in assessing the collectibility of these loans, including judgments about the estimated realizable value of any underlying collateral and the current creditworthiness and financial condition of each borrower. Management evaluates specific loans when it becomes aware of a situation where a borrower may not be able to repay the loan. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Secured loans that may not be collectible from the borrower are analyzed based on the current estimated realizable value of the collateral securing each loan. The Company establishes reserves for such secured loans that management believes are under-collateralized, and with respect to which the under-collateralized amount may not be collectible from the borrower. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan, taking into account the creditworthiness and financial condition of the borrower. A reserve is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan write-offs. If the estimated realizable value of any underlying collateral and/or the creditworthiness of borrowers in the Company's client loan portfolio were to deteriorate, additional allowances may be required resulting in an adverse impact on the operating results of the Finance segment. However, historical losses relating to the Company's client loan portfolio have been infrequent and the data used by management to develop the allowance for credit losses has been reliable in developing historically accurate estimates. (See Note E of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     (3) Inventory--Inventory consists of objects purchased for investment purposes, as well as objects obtained incidental to the auction process, primarily as a result of the failure of guaranteed property to sell at auction at or above the minimum price guaranteed by the Company, defaults by purchasers after the consignor has been paid and honoring the claims of purchasers. Inventory is valued at the lower of cost or management's estimate of net realizable value. This estimate is based on management's judgments about the art market in general and the value of individual items held in inventory. If the market value of this inventory were to decline, the Company would be required to evaluate whether to record a loss in the Auction segment to reduce the carrying value of the inventory. However, historical subsequent adjustments to the net realizable value allowances have been minimal. (See Note F of Notes to Consolidated Financial Statements under
          Item 8, "Financial Statements and Supplementary Data.")

     (4) Investments--The Company uses the equity method to account for its investment in AMA. The carrying value of this investment is based on an estimate of the fair value of the underlying inventory of fine art owned by the Partnership, which is carried at the lower of cost or market value. This estimate is based on judgments about the art market in general and the value of individual items in AMA's inventory. If the market value of this inventory were to decline, the Company would be required to record a loss in the Auction segment to reduce the carrying value of the Company's investment in AMA. (See Note G of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     (5) Goodwill--The Company has goodwill related to its Auction reporting unit. Goodwill is tested for impairment on an annual basis and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of the Auction reporting unit below its recorded book value. The determination of whether goodwill is impaired involves significant judgments regarding the fair value of the Auction reporting unit. Management's estimate of this fair value is determined on the basis of discounted future cash flows expected from the Auction reporting unit. This cash flow projection is based on short and long-term forecasts of operating results of the Auction reporting unit. Due to unpredictable market conditions, it is possible that the forecasts used to support the Company's goodwill may change in the future, which could result in impairment charges that would adversely affect the operating results of the Auction reporting unit. (See Note I of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     (6) Pension Benefits--The pension obligations related to the Company's U.K. defined benefit pension plan are developed from an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected return on plan assets, future compensation increases, and other factors, which are updated on an annual basis. In determining these assumptions and estimates, management considers current market conditions, market indices and other relevant data. The discount rate assumption represents the approximate weighted average rate at which the Company's pension obligations could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The assumption for the expected return on plan assets is based on dividend and interest yields available on equity and bond markets as of the plan's measurement date and weighted according to the composition of invested plan assets. The assumption for future compensation increases is based on historical data for the Company and current economic data for inflation.

          During the three-year period from 2000 to 2002, actual asset returns were less than the Company's assumed rate of return on plan assets, principally contributing to unrecognized net losses of approximately $71.4 million at December 31, 2003. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions." Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plan's projected benefit obligation are recognized over a period of approximately 14 years, which represents the average remaining service period of active employees expected to receive benefits under the plan. In 2004, the Company currently expects the amortization of such unrecognized losses to be approximately $1 million. In accordance with SFAS No. 87, the market-related value of plan assets reflects changes in the fair value of plan assets over a five-year period.

          The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. The equity markets can be, and recently have been, very volatile. Therefore, the market value of plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan's benefit obligations is highly sensitive to changes in interest rates. As a result, if the equity markets decline and/or interest rates decrease in 2004, the plan's estimated accumulated benefit obligation could exceed the fair value of plan assets and, therefore, the Company would be required to establish an additional minimum liability, which would result in a reduction in shareholders' equity for the amount of the shortfall plus the amount of the Company's current $26.1 million prepaid pension cost. (See statement on Forward Looking Statements.)

          (See Note N of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     (7) Legal and Other Contingencies--The Company is subject to legal proceedings, lawsuits and other claims. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of reserves, if any, required for these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. (See Notes Q and S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     (8) Net Restructuring Charges--During 2003, 2002 and 2001, the Company recorded charges in connection with its restructuring plans. The related restructuring liabilities include estimates for severance and employee termination benefits and settlements of contractual obligations, as well as for the value of impaired assets. Management reassesses the amount of the restructuring liability required to complete each restructuring plan at the end of each quarter. Actual experience has been and may continue to be different from management's original estimates of the Company's restructuring liabilities. When actual results differ from estimates, the restructuring liability is adjusted and the amount of any adjustment impacting earnings is recorded within Net Restructuring Charges in the Consolidated Statements of Operations. (See Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     (9) Income Taxes--At December 31, 2003, the Company had net deferred tax assets of $106.8 million primarily resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $34.5 million to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company does not meet its projection of taxable income for 2004, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required in 2004, which would have an adverse impact on the Company's results of operations. Conversely, should management determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on the Company's results of operations in the period such determination was made. (See Note K of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

          As discussed below under "Discontinued Operations," on February 17, 2004, the Company consummated the sale of its domestic real estate brokerage business to Cendant for $100.7 million (see Note C of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). As a result of the sale, the Company will utilize approximately $26 million of the asset related to the net operating loss carryforwards discussed above to offset the taxable gain on the transaction.

          (See statement on Forward Looking Statements.)

     (10) Stock-Based Compensation--As permitted by generally accepted accounting principles, management has elected to measure stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, stock-based compensation is measured using the intrinsic value approach. During 2003, 2002 and 2001, the Company was not required to record compensation expense related to the 1987 Stock Option Plan and the 1997 Stock Option Plan as all options under these plans are granted with an exercise price equal to or greater than the fair market value of the Company's Class A Common Stock at the date of grant.

          Generally accepted accounting principles also permit stock-based compensation to be measured based on the fair value of options granted in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." (See Note B of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data," for pro forma disclosure of the Company's net loss and loss per share for 2003, 2002 and 2001 assuming management had elected to adopt the optional measurement provisions of SFAS No. 123.)

OVERVIEW

     Global economic uncertainties partially attributable to the impending war with Iraq had an adverse impact on the key property gathering period for the spring auction season and negatively impacted the Company's results of operations for the first half of 2003, as discretionary sellers postponed selling plans and buyers took a more cautious approach to their collecting.
In the autumn, however, as public confidence improved along with the quality and quantity of consignments around the world, the international art market recovered and the Company experienced significantly better fourth quarter results when compared to the prior year (see Note V of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data").

     Management currently expects the recovery in the international art market to carry over into 2004. To illustrate, the first quarter of 2004 is developing into the Company's strongest first quarter since 1999 largely due to the landmark private sale of the Forbes Collection of Faberge, as well as strong Impressionist and Contemporary sales in London. In addition, although the property gathering period for the spring auction season is not yet complete, early signs point to a strong spring auction season and improved second quarter results. (See statement on Forward Looking Statements.)

AUCTION SALES FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     For the year ended December 31, 2003, Auction Sales totaled $1.7 billion, a decrease of $83.6 million, or 5%, when compared to 2002. During 2003, the favorable impact of foreign currency translations on worldwide Auction Sales was approximately $89.8 million. Excluding the impact of favorable foreign currency translations, Auction Sales decreased $173.4 million, or 10%, to $1.6 billion. This decrease in worldwide Auction Sales reflects an 18% decrease in the number of lots sold in 2003 as compared to 2002, partially offset by a 10% increase in the average selling price per lot sold.

     The lower level of worldwide Auction Sales during 2003 was primarily due to a $103.9 million, or 44%, decline in Auction Sales attributable to single-owner collections and an $85.7 million, or 41%, decrease in results from the spring Impressionist and Contemporary sales in New York, both in part attributable to global economic uncertainties related to the build up to the war in Iraq. The comparison of Auction Sales to the prior year was also negatively influenced by a significant decrease in results from the July Old Master Paintings sale in London, which in 2002 included the sale of Sir Peter Paul Rubens' masterpiece "The Massacre of the Innocents" for $77 million and for which there was no comparable painting sold in 2003. Additionally, the comparison of Auction Sales to the prior year was unfavorably impacted by the discontinuation on April 30, 2003 of separate online auctions on sothebys.com as part of the 2002 Restructuring Plan, which resulted in a $27.9 million decrease in Auction Sales in 2003 (see Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data").

     These decreases were partially offset by a $112.0 million improvement in 2003 in fourth quarter various-owner Auction Sales principally attributable to the recent recovery in the international art market, as discussed above. Specifically, Auction Sales for the fourth quarter of 2003 reflect an $80.1 million, or 48%, increase in results from the fall Impressionist and Contemporary sales in New York, as well as improved results from the December Old Master Paintings sale in London.

AUCTION SALES FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Auction Sales totaled $1.8 billion in 2002, an increase of $154.3 million, or 10%, compared to the prior year. During 2002, the favorable impact of foreign currency translations on worldwide Auction Sales was approximately $50.8 million. Excluding the impact of favorable foreign currency translations, Auction Sales increased $103.5 million, or 6%, to $1.7 billion. The increase in worldwide Auction Sales reflects a 32% increase in the average selling price per lot sold in 2002 as compared to 2001, partially offset by a 20% decrease in the number of lots sold.

     The higher level of worldwide Auction Sales was principally the result of the July 2002 Old Master Paintings sale in London, which included the sale of Rubens' masterpiece, "The Massacre of the Innocents," for approximately $77 million. Also favorably impacting Auction Sales in 2002 were favorable various-owner sales results in North America of Impressionist Art, Contemporary Art and American Paintings. Additionally, in 2002, Auction Sales were favorably impacted by the diminished presence of Phillips, which provided strong competition and increased its market share in certain collecting categories in 2001. In January 2003, Phillips announced plans to discontinue public auctions of Impressionist and Modern art, as well as to eliminate most regularly scheduled art auctions in the U.S., thereby further reducing its influence on the competitive environment in the international art market.

     The overall increase in Auction Sales in 2002 was partially offset by lower results in certain other collecting categories in North America and Europe. Specifically, in North America, 2002 Auction Sales reflect lower sales results from certain decorative art and collectible categories, as well as decreased sales of Old Master Paintings, Nineteenth Century Paintings, wine and jewelry. In Europe, 2002 Auction Sales reflect lower sales of British Pictures and decreased sales of Old Master Paintings (excluding the sale of the Rubens masterpiece discussed above), as well as decreased jewelry sales in Switzerland.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     Note D ("Segment Reporting") of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

     Auction and Related Revenues--Effective January 2003, the Company increased its buyer's premium for auction sales in its major salesrooms worldwide. The buyer's premium is now generally 20% of the hammer (sale) price on the first $100,000 and 12% of any remaining amount over $100,000. Previously, the buyer's premium was generally 19.5% of the hammer (sale) price up to $100,000 and 10% of any remaining amount over $100,000.

     Auction and related revenues increased $11.4 million, or 4%, to $309.0 million in 2003 when compared to 2002. During 2003, the favorable impact of foreign currency translations on auction and related revenues was $18.4 million. Excluding the impact of favorable foreign currency translations, auction and related revenues decreased $7.1 million, or 2%, to $290.6 million in 2003. This decrease was principally due to a $5.1 million decline in principal activities, as well as a $3.6 million decrease in private treaty revenues. The decline in principal activities was mainly due to a lower level of auction guarantees issued in 2003 and decreased income from the Company's investment in AMA (see Note G of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). Also unfavorably impacting principal activities in 2003 was a $1.1 million valuation allowance recorded in the fourth quarter of 2003 for inventory purchased for resale. Despite the significant decrease in Auction Sales in 2003, the revenue decreases discussed above were partially offset by a $1.7 million, or 1%, increase in auction commissions principally due to improved commission margins resulting from the new buyer's premium rate structure that became effective in January 2003, higher vendor's commissions rates, reduced shared and introductory auction commissions and a favorable change in sales mix.

     Other Revenues--Other revenues consist primarily of revenues from the Finance segment, as well as from the Company's art education activities and its non-U.S. real estate brokerage activities. Other revenues decreased $2.3 million, or 18%, to $10.6 million in 2003 when compared to 2002. This decrease was principally due to a $1.5 million decrease in revenues from the Company's U.K. art education business, which was sold in September 2003, as well as a $0.7 million, or 12%, decline in revenues from the Finance segment. The decline in Finance revenues was primarily due to a 6% decrease in the average loan portfolio balance, slightly lower interest rates and decreased loan facility fees. The decrease in the average loan portfolio balance was primarily due to a conservative loan policy in response to an uncertain economy in the early part of 2003 and limited capital availability. As discussed in more detail below under "Liquidity and Capital Resources," the Company's present intention is to expand the Finance segment's loan portfolio in 2004 in an effort to attract more auction consignments. (See Statement of Forward Looking Statements.)

     Direct Costs of Services--Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) decreased $7.0 million, or 13%, to $46.1 million in 2003 when compared to 2002. During 2003, the unfavorable impact of foreign currency translations on direct costs was approximately $3.3 million. Excluding the impact of unfavorable foreign currency translations, direct costs decreased $10.3 million, or 19%, to $42.8 million in 2003. This decrease was largely attributable to $5.1 million in savings achieved in marketing costs principally due to management's efforts to reduce discretionary spending in response to the lower level of Auction Sales and the discontinuation on April 30, 2003 of separate online auctions on sothebys.com as part of the 2002 Restructuring Plan (see Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). Additionally, 2003 results reflect a $2.6 million reduction in catalogue production costs primarily resulting from a lower number of lots offered at auction, as well as the Company's catalogue savings initiatives, which were gradually implemented throughout most of 2002. Also favorably impacting the comparison of direct costs to 2002 was the significant decrease in single-owner Auction Sales, which are typically more expensive due to higher catalogue production, sale promotion and exhibition costs.

     Salaries and Related Costs--Salaries and related costs increased $4.6 million, or 3%, to $144.7 million in 2003 when compared to 2002. During 2003, the unfavorable impact of foreign currency translations on salaries and related costs was approximately $7.6 million. Excluding the impact of unfavorable foreign currency translations, salaries and related costs decreased $3 million, or 2%, to $137.1 million in 2003. This decrease was largely due to savings achieved in the Auction segment as a result of the 2002 Restructuring Plan (see Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data") and management's other cost containment efforts. These savings were partially offset by approximately $1.7 million in additional compensation expense that became effective in July 2003, as well as $0.7 million for one-time payments made to a group of key employees in July 2003. Also unfavorably impacting the comparison to 2002 was an increase of approximately $1.7 million in costs related to the Company's defined benefit pension plan for U.K. employees (see Note N of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). Additionally, salaries and related costs for 2003 reflect increased incentive bonus costs of $1.5 million, employee termination benefits of $1.0 million related to further headcount reductions and stock compensation expense of $0.4 million related to the Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, which was approved by the Compensation Committee of the Company's Board of Directors in February 2003 and by a vote of the Company's shareholders in April 2003 (see Note M of Notes to Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data").

     Since 2001, pension costs related to the Company's U.K. defined benefit pension plan have increased substantially principally due to a decline in the equity markets and decreasing interest rates. In 2004, management currently anticipates an increase of approximately $1.5 million in costs related to the U.K. pension plan when compared to 2003 principally due to the amortization of unrecognized net losses in accordance with SFAS No. 87. (See "Application of Critical Accounting Policies" above.) (See statement of Forward Looking Statements.)

     General and Administrative Expenses--General and administrative expenses increased $4.3 million, or 5%, to $94.8 million in 2003 when compared to 2002. During 2003, the unfavorable impact of foreign currency translations on general and administrative expenses was $4.7 million. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses decreased $0.5 million, or 1%, to $90.1 million. This decrease was largely attributable to savings of $3.2 million achieved in travel and entertainment expenses principally due to headcount reductions resulting from the Company's restructuring plans and management's other efforts to reduce discretionary spending. Also favorably impacting the comparison to the prior period was $1.9 million in savings achieved in computer systems development expenses and telecommunications costs. These favorable variances were partially offset by a $2.2 million increase in professional fees, a $1.2 million increase in facility related expenses and a $0.8 million increase in insurance costs. The increase in professional fees was principally due to costs incurred related to the ongoing implementation of Section 404 of the Sarbanes-Oxley Act and professional fees related to the Exchange Offer (see "Other Matters" below) for which there were no comparable expenses in the prior year. The increase in facility related expenses was principally due to the commercial rent tax associated with the York Property capital lease (see Notes H and L of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"), as well as higher heating costs for the York Property as a result of colder temperatures in the winter of 2003. Also unfavorably impacting the comparison to the prior year was slightly unfavorable bad debt experience in 2003, which resulted in an adverse impact on general and administrative expenses of approximately $0.5 million.

     Depreciation and Amortization Expense--Depreciation and amortization expense increased $3.5 million, or 16%, to $25.3 million in 2003 when compared to 2002. During 2003, the unfavorable impact of foreign currency translations on depreciation and amortization expense was $0.7 million. Excluding the impact of unfavorable foreign currency translations, depreciation and amortization expense increased $2.8 million, or 13%, to approximately $24.7. The increase was principally due to incremental amortization expense associated with the capital lease asset recorded in February 2003 in conjunction with a sale-leaseback transaction involving the York Property. (See "Liquidity and Capital Resources" below and Notes H, J and L of Notes to Consolidated Financial Statements under
Item 8, "Financial Statements and Supplementary Data" for additional information related to the sale-leaseback transaction.)

     Retention Costs--In 2001 and 2002, the Company implemented retention programs that provided cash awards payable to a group of key employees upon fulfillment of full-time employment through certain dates in 2003 and 2004. Certain employees granted such awards received cash payments of approximately $13.2 million during 2003. All amounts related to the retention programs described above were amortized over the related contractual service periods. During 2003 and 2002, the Company recognized retention costs of $8.5 million and $22.6 million, respectively.

     The final cash payment of $0.4 million due under the retention programs was made in January 2004 and, as a result, the retention programs have concluded. Accordingly, in 2004, the amount of retention costs included in the Company's results of operations will not be material.

     (See Note T of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     Restructuring Plans--During 2003 and 2002, the Company recorded the following amounts related to its restructuring plans:

                                                             2003      2002
                                                            ------   -------
                                                         (Thousands of dollars)
2000 Restructuring Plan ..............................      $   --   $(1,231)
2001 Restructuring Plan ..............................          53      (989)
2002 Restructuring Plan ..............................       4,986     4,181
                                                            ------   -------
   Total .............................................      $5,039   $ 1,961
                                                            ======   =======

     (See Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data," for information relating to the 2000 Restructuring Plan and the 2001 Restructuring Plan.)

     During the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the "2002 Restructuring Plan"). The goal of the 2002 Restructuring Plan is to improve profitability through further cost savings and other strategic actions, as described below. Total net annual cost savings resulting from the 2002 Restructuring Plan are expected to be approximately $17 million. See below for a more detailed discussion of these cost savings.

     In December 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million in the fourth quarter of 2002, principally consisting of $4.0 million in employee termination benefits, as well as $0.1 million in lease terminations costs. These headcount reductions impacted the live auction business of the Auction segment primarily in North America, as well as certain corporate departments. Estimated annual savings achieved in salaries and related costs as a result of the headcount reductions and attrition is approximately $5 million.

     In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. As a result, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of approximately $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company will receive no future economic benefit and approximately $0.5 million for impairment losses related to certain technology assets. These actions resulted in estimated net annual cost savings of approximately $8 million, which have been achieved principally through lower salaries and related costs resulting from the termination of approximately 30 employees and through attrition. Additionally, savings have been achieved in direct costs of services and general and administrative expenses.

     During 2003, as part of the 2002 Restructuring Plan, management committed to approximately 40 additional headcount reductions in Europe in the Auction segment. As a result, the Company recorded restructuring charges of $3.7 million and $0.5 million in the first and fourth quarters of 2003, respectively, for employee termination benefits. These actions resulted in estimated annual cost savings of approximately $4 million, which have been achieved principally through lower salaries and related costs.

     During the first quarter of 2003, as part of the 2002 Restructuring Plan, the Company entered into an agreement to outsource the operation of its mainframe computer systems. In conjunction with the decision to outsource such operations, management committed to the termination of six employees in the corporate Information Technology department and, as a result, the Company recorded restructuring charges of approximately $0.1 million in the first quarter of 2003 for employee termination benefits. These actions have resulted in estimated net annual cost savings of approximately $0.3 million. Such savings, have been achieved primarily through lower salaries and related costs.

     During 2003, the Company recorded restructuring charges of approximately $0.3 million for other costs related to the 2002 Restructuring Plan. Such costs, which were expensed as incurred, primarily included fees for legal and other professional services related to the 2002 Restructuring Plan.

     During 2003, the Company recorded favorable adjustments of $1.5 million to Net Restructuring Charges principally due to changes in management's original estimates of employee termination benefits related to the 2002 Restructuring Plan.

     (With respect to all statements made herein regarding the Company's restructuring plans, see statement on Forward Looking Statements.)

     Special Charges--In 2003 and 2002, the Company recorded special charges of $3.1 million and $41.0 million, respectively, related to the investigation by the DOJ, other governmental investigations and the related civil antitrust litigation. See Note S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data," for information on special charges related to the investigation by the DOJ, other governmental investigations and the related civil antitrust litigation.

     Net Interest Expense--Net interest expense increased $10.2 million in 2003 when compared to 2002. This increase was primarily due to $16.1 million in interest expense resulting from the capital lease obligation recorded in February 2003 in conjunction with the sale-leaseback transaction involving the York Property (see "Liquidity and Capital Resources" below and Note J of Notes to Consolidated Financial Statements Item 8, "Financial Statements and Supplementary Data," for additional information related to the sale-leaseback transaction), as well as $1.8 million for the amortization of interest expense related to the vendor's commission discount certificates issued in June 2003 as part of the U.S. Antitrust Litigation settlement (see Note S of Notes to Consolidated Financial Statements Item 8, "Financial Statements and Supplementary Data"). These increases were partially offset by a $7.5 million reduction in interest expense associated with the Company's credit facility principally as a result of decreased average outstanding borrowings and lower amortization of arrangement and amendment fees.

     Income Tax Benefit--The effective tax benefit rate for continuing operations was approximately 30% in 2003, compared to approximately 26% in 2002. The increase in the tax benefit rate was primarily attributable to the fact that in 2002 the fine paid to the European Commission and a portion of the International Antitrust Litigation settlement were not tax deductible.
This increase was partially offset by permanent disallowances of compensation, as well as certain one time adjustments in 2003 that decreased the effective tax benefit rate by approximately 4%. (See Notes K and S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.") (See "Application of Critical Accounting Policies" above.)

     Discontinued Operations--In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business. Accordingly, for all periods presented, the assets and liabilities of SIR are classified as held for sale in the Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Statements of Operations.

     On February 17, 2004, the Company consummated the sale of SIR to Cendant and recognized pre-tax income in the range of $75 million in the first quarter of 2004.

     Additionally, in conjunction with this transaction, the Company entered into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks in exchange for an ongoing license fee based on the volume of commerce transacted under the trademarks. The license agreement, which is for an initial 50-year term with a 50-year renewal option, is applicable to Canada, Israel, Mexico, the U.S. and certain Caribbean countries. The other non-U.S. offices and affiliates of the Company's real estate brokerage business, which are not significant to the Company's overall operations, will continue to operate as Sotheby's International Realty under current management. However, Cendant has an option to acquire certain of these offices and affiliates and a license to use the related trademarks in other countries outside the U.S. during the five-year period following February 17, 2004 for a nominal amount.

     The total purchase price paid by Cendant for SIR's company-owned real estate brokerage operations, as well as the license agreement was approximately $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting approximately $5 million in transaction costs, were $93.9 million.

     On October 28, 2003, SIR acquired the brokerage offices of Jackson Hole Realty ("JHR") in Jackson, Wyoming for a total acquisition cost of $7.2 million. The total acquisition cost consisted of $5 million in cash, a $1.9 million note payable due to the previous owners and $0.3 million in costs directly related to the transaction. The purpose of the acquisition was to significantly increase SIR's presence in the Jackson Hole market. JHR's results are included in Income from Discontinued Operations beginning on October 28, 2003.

     In 2003, income from discontinued operations before taxes increased $1.6 million, or 19%, when compared to 2002. The improvement when compared to the prior year was primarily due to a $3.0 million, or 9%, increase in revenues principally due to higher sales volume resulting from a 10.7% increase in unit sales and a 2.1% increase in the average selling price; partially offset by decreased commission retention rates due to a greater proportion of sales completed by senior agents who earn a higher share of the gross commission. The increase in revenues was partially offset by a $1.1 million, or 10%, increase in salaries and related costs and a $0.3 million, or 3%, increase in general and administrative expenses. The higher level of salaries and related costs reflects compensation increases taking effect in 2003 and the full year impact of employees hired in 2002, as well as increased sales incentive bonus costs resulting from a higher sales volume in 2003. The increase in general and administrative expenses was principally due to higher facility related costs primarily resulting from the expansion of certain brokerage offices.

     (See Note C of Notes to Consolidated Financial Statements Item 8, "Financial Statements and Supplementary Data.," for historical financial data related to SIR.)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Note D ("Segment Reporting") of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

     Auction and Related Revenues--Auction and related revenues increased $11.2 million, or 4%, to $297.7 million in 2002 when compared to 2001. During 2002, the favorable impact of foreign currency translations on auction and related revenues was $9.4 million. Excluding the impact of favorable foreign currency translations, worldwide auction and related revenues increased $1.8 million, or 1%, to $288.3 million.

     This increase was principally due to the favorable impact of the revised buyer's premium rate structure that became effective on April 1, 2002, as well as the $9 million in auction commissions attributable to the July 2002 sale of Rubens' masterpiece, "The Massacre of the Innocents" and the incremental auction commissions generated by the other increases in Auction Sales discussed above. Also favorably impacting the comparison to 2001 are increased revenues from principal activities primarily due to higher profits resulting from the Company's interest in the purchase and resale of art by certain dealers (see Note E of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"), successful auction guarantees and increased income from the Company's investment in AMA (see Note G of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). These increases were partially offset by margin erosion primarily resulting from the competitive environment for consignments and commissions shared with unaffiliated third parties who participated in the Company's auction guarantee transactions (see Note R of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data") in order to reduce the Company's principal risk. Also unfavorably impacting the comparison to 2001 are lower private treaty revenues, as well as decreased catalogue subscription sales.

     Other Revenues--Other revenues decreased $5.9 million, or 32%, to $12.8 million in 2002 when compared to 2001. The decrease was almost entirely attributable to a $5.3 million, or 47%, decrease in revenues from the Finance segment. This decrease in Finance revenues was primarily due to a lower average loan portfolio balance and lower interest rates. The lower average loan portfolio balance was principally due to the collection of maturing loans in 2002, as well as the decreased funding of new unsecured loans.

     Direct Costs of Services--Direct costs of services decreased $6.6 million, or 11%, to $53.1 million in 2002 when compared to 2001. During 2002, the unfavorable impact of foreign currency translations on direct costs of services was approximately $1.6 million. Excluding the impact of unfavorable foreign currency translations, direct costs of services decreased $8.2 million, or 14%, to $51.5 million. This decrease was due in part to a $3.8 million reduction in catalogue production costs primarily resulting from the Company's use of digital photography and other catalogue savings initiatives, as well as a decrease in the number of lots sold at auction during 2002, as discussed above. Additionally, 2002 results reflect savings in marketing expenses and other auction direct costs principally resulting from the Company's restructuring plans (see Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data") and management's other cost containment efforts.

     Salaries and Related Costs--Salaries and related costs decreased $9.0 million, or 6%, to $140.1 million in 2002 when compared to 2001. During 2002, the unfavorable impact of foreign currency translations on salaries and related costs was approximately $3.2 million. Excluding the impact of unfavorable foreign currency translations, salaries and related costs decreased $12.2 million, or 8%, to $136.9 million. This decrease was primarily due to savings achieved in the Auction segment as a result of the Company's restructuring plans and management's other cost containment efforts. Additionally, 2002 results reflect reduced salaries and related costs resulting from the capitalization of $1.8 million in costs associated with computer software developed for internal use. These decreases were partially offset by a lower net pension benefit in 2002 related to the Company's U.K. defined benefit pension plan (see Note N of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data").

     General and Administrative Expenses--General and administrative expenses increased $0.8 million, or 1%, to $90.6 million in 2002 when compared to 2001. During 2002, the unfavorable impact of foreign currency translations on general and administrative expenses was approximately $1.9 million. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses decreased $1.1 million, or 1%, to $88.7 million. This decrease was principally due to savings achieved in travel and entertainment expenses, facility rental costs and telecommunication costs primarily as a result of the Company's restructuring plans and management's other cost containment efforts. Also favorably influencing the comparison to the prior year are a decreased level of authenticity claims and goodwill gestures in 2002, as well as the reversal of $1.9 million of accruals that were no longer required due to favorable changes in circumstances. These favorable variances were partially offset by a $1.4 million increase in insurance costs principally in the Auction segment. The comparison to the prior year is also unfavorably influenced by the reversal in 2001 of approximately $4.8 million of accruals that were no longer required due to favorable changes in circumstances. Additionally, general and administrative expenses for 2002 and 2001 include the reversal of $1.1 million and $1.6 million, respectively, of bad debt accruals that were no longer necessary due to the collection or settlement of the related client receivable balances.

     Depreciation and Amortization Expense--Depreciation and amortization expense decreased $1.5 million, or 6%, to $21.9 million in 2002 when compared to 2001. This decrease was primarily attributable to lower depreciation and amortization expense due to the write-off of computer hardware and software in the fourth quarter of 2001 as a result of the Company's strategic alliance with eBay (see Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"), as well as the cessation of goodwill amortization as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 (see Note I of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). This decrease was partially offset by the incremental depreciation and amortization expense associated with capital projects placed into service during 2001 and 2002, including depreciation expense attributable to the final phase of the York Property that was placed in service in April 2001.

     Internet Related Operating Expenses--In 2002, Internet related operating expenses totaled $9.3 million. In 2001, Internet related operating expenses totaled $22.6 million (excluding Internet related net restructuring charges of approximately $8.4 million). The significant decrease was principally due to savings achieved as a result of the Company's restructuring plans and other cost containment efforts. (See Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     Retention Costs--In 2002 and 2001, the Company recognized expense of approximately $22.6 million and $19.8 million, respectively, related to the Company's retention programs for a group of key employees. (See Note T of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     Restructuring Plans--In 2002 and 2001, the Company recorded net restructuring charges of $2.0 million and $16.5 million, respectively. (See Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     Special Charges--In 2002 and 2001, the Company recorded special charges of $41.0 million and $2.5 million, respectively, related to the investigation by the DOJ, other governmental investigations and the related civil antitrust litigation. (See Note S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     Net Interest Expense--Net interest expense decreased $1.5 million, or 7%, in 2002 when compared to 2001. This decrease was largely due to lower interest expense resulting from a lower average cost of borrowing related to the Company's credit facility, as well as lower outstanding borrowings. However, the comparison to the prior year was unfavorably influenced by $1.3 million in interest income earned in 2001 related to an overdue client receivable balance for which there was no comparable amount earned in 2002, as well as decreased interest income resulting from lower cash balances and lower interest rates. (See Note J of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     Income Tax Benefit--The effective tax benefit rate for continuing operations was approximately 26% in 2002, compared to approximately 42% in 2001. This decrease was primarily due to the fact that the fine imposed by the European Commission is not tax deductible and a portion of the International Antitrust Litigation settlement is not tax deductible. (See Notes K and S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     Discontinued Operations--In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business. Accordingly, for all periods presented, the assets and liabilities of SIR are classified as held for sale in the Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Statements of Operations. (See Note C of Notes to Consolidated Financial Statements Item 8, "Financial Statements and Supplementary Data.")

     In 2002, income from discontinued operations before taxes increased $2.7 million, or 48%, when compared to 2001. The improvement when compared to the prior year was primarily due to a $3.7 million, or 12%, increase in revenues. The increase in revenues was mainly due to higher sales volume principally resulting from a 22% increase in unit sales, partially offset by a 7% decrease in average selling price. The higher level of revenues in 2002 was partially offset by a $0.4 million increase in incentive bonus costs and a $0.3 million increase in depreciation and amortization expense.

FINANCIAL CONDITION AS OF DECEMBER 31, 2003

     This discussion should be read in conjunction with the Consolidated Statements of Cash Flows (see Item 8, "Financial Statements and Supplementary Data").

     During 2003, total cash and cash equivalents related to the Company's continuing and discontinued operations increased approximately $16.4 million and $0.3 million, respectively, primarily due to the factors discussed below.

     Net cash used by operations was $45.6 million during 2003 and was largely the result of a net loss from continuing operations, as well as $50 million in payments made to fund the European Commission fine, the International Antitrust Litigation settlement and a portion of the fine payable to the United States Department of Justice (see Note S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). Additionally, during 2003, the Company funded approximately $13.2 million in retention payments to a group of key employees (see Note T of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data") and approximately $8.5 million of employee termination benefits paid in connection with the Company's restructuring plans (see Note U of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data") and other headcount reductions. These cash outflows from operations were partially offset by $7.5 million in cash provided by the Company's discontinued domestic real estate brokerage operations (see Note C of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). Also influencing cash used by operations during the period is a $51.1 million decrease in Accounts Receivable, partially offset by a $19.6 million decrease in Due to Consignors.

     Net cash provided by investing activities was $141.4 million in 2003 and was primarily due to the $167.1 million in net cash proceeds received from the York Property sale-leaseback transaction (see Note H and J of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"), as well as the collection of $98.4 million in maturing client loans. These cash inflows from investing activities during 2003 were partially offset by the funding of $113 million in new client loans, as well as capital expenditures related to the Company's continuing operations of $6.6 million. Also partially offsetting net cash provided by investing activities in 2003 was $7.2 million of investing cash outflows related to the Company's discontinued domestic real estate brokerage operations, consisting of the $5.3 million in cash paid related to the acquisition of JHR and $1.9 million in capital expenditures (see Note C of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data").

     Net cash used by financing activities was $81.5 million during 2003 and was primarily due to the net repayment of credit facility borrowings.

COMMITMENTS AS OF DECEMBER 31, 2003

     The following table summarizes the Company's material contractual obligations and commitments as of December 31, 2003. In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business. On February 17, 2004, the Company consummated the sale of SIR (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Discontinued Operations," and Note C of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). Accordingly, the contractual obligations and commitments presented below relate only to the Company's continuing operations. (See "Liquidity and Capital Resources" below for a discussion of the capital resources that will be used to fund these commitments.)

                                                                   Payments Due by Period
                                                    ----------------------------------------------------
                                                               Less than    1 to 3    3 to 5     After
                                                      Total     One Year     Years     Years    5 Years
                                                    --------   ---------   --------   -------   --------
                                                                   (Thousands of dollars)
Principal payments on borrowings:
   Credit facility borrowings (1)................   $ 20,000    $ 20,000   $     --   $    --   $     --
   Long-term debt (2)............................    100,000          --         --        --    100,000
                                                    --------    --------   --------   -------   --------
      Sub-total..................................    120,000      20,000         --        --    100,000
                                                    --------    --------   --------   -------   --------
Interest payments on borrowings:
   Credit facility borrowings (1)................        156         156         --        --         --
   Long-term debt (2)............................     37,240       6,875     13,750    13,750      2,865
                                                    --------    --------   --------   -------   --------
      Sub-total..................................     37,396       7,031     13,750    13,750      2,865
                                                    --------    --------   --------   -------   --------
Other commitments:
   York Property capital lease obligation (3) ...    424,985      18,025     37,289    38,574    331,097
   Operating lease obligations (4)...............     90,662      13,819     23,859    17,295     35,689
   DOJ antitrust fine (5)........................     33,000       6,000     27,000                   --
   Auction guarantees (6)........................     44,966      44,966         --        --         --
   Employment agreements (7).....................      8,438       3,375      5,063        --         --
                                                    --------    --------   --------   -------   --------
      Sub-total..................................    602,051      86,185     93,211    55,869    366,786
                                                    --------    --------   --------   -------   --------
         Total...................................   $759,447    $113,216   $106,961   $69,619   $469,651
                                                    ========    ========   ========   =======   ========

(1) Represents the outstanding principal and approximate interest payments related to the Company's credit facility borrowings. (See Note J of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

(2) Represents the aggregate outstanding principal and semi-annual interest payments due on the Company's long-term debt. (See Note J of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

(3) Represents rental payments due under the capital lease obligation for the York Property, as discussed below and in Notes H and L of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

(4) Represents rental payments due under the Company's operating lease obligations. (See Note L of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

(5) Represents the remaining fine payable to the DOJ. (See Note S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

(6) On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. The amount disclosed in the table above consists of approximately $56.5 million in gross auction guarantees less partner shares and prefunded amounts. (See Note R of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

(7) Represents the aggregate three-year commitment for future salaries related to employment agreements with a number of employees, excluding incentive bonuses. (See Note Q of Notes to Consolidated Financial Statements under
     Item 8, "Financial Statements and Supplementary Data.")

     The vendor's commission discount certificates (the "Discount Certificates") that were distributed in June 2003 as part of the U.S. Antitrust Litigation settlement (see Note S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data") are fully redeemable in connection with any auction that is conducted by the Company or Christie's in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of December 31, 2003, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $61.8 million.

     Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $22.4 million as of December 31, 2003. (See Notes E and Q of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

CONTINGENCIES

     See Note Q of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data" for information on contingencies.

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

     The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and are recorded in the Company's Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company's forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, "Foreign Currency Translation."

     As of December 31, 2003 and 2002, the Consolidated Balance Sheets included $0.3 million and $0.4 million, respectively, recorded within Other Current Assets reflecting the fair value of the Company's outstanding forward exchange contracts.

     (See Note P of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

LIQUIDITY AND CAPITAL RESOURCES

     On February 7, 2003, the Company completed the sale of the York Property to an affiliate of RFR Holding LLC ("RFR") for $175 million in cash. Net cash proceeds of approximately $167 million, after deducting taxes and fees related to the transaction, were used in part to refinance $100 million in outstanding borrowings under the senior secured term facility of the Company's previous credit agreement (the "Amended and Restated Credit Agreement"). The Company then leased the York Property back from RFR for an initial 20-year term, with options to extend the lease for two additional 10-year terms. Rental payments during the initial term are approximately $18 million per year, escalating 7% every three years during the term of the lease. (See Note L of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data.")

     Additionally, on that date, the Company extended the maturity date of the Amended and Restated Credit Agreement from February 11, 2003 to February 6, 2004. As a result of this extension, the Company paid amendment and arrangement fees of $1.7 million, which were amortized to interest expense over the extended term of the agreement. On February 3, 2004, the Company further extended the maturity date of the Amended and Restated Credit Agreement to March 5, 2004.

     As discussed above, on February 17, 2004, the Company consummated the sale of its domestic real estate brokerage business and received net cash proceeds of approximately $93.9 million.

     On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of the Amended and Restated Credit Agreement.

     In addition, on March 4, 2004, the Company entered into a new senior secured credit agreement with General Electric Capital Corporation (the
"GE Capital Credit Agreement"). The GE Capital Credit Agreement is available through March 4, 2007 and provides for borrowings of up to $200 million, of which $100 million is currently committed and the remainder is in the process of being offered to an international syndicate of lenders. Because of the Company's decreased need for external capital resources due to the net cash proceeds received from the sale of its domestic real estate brokerage business, as described above, the Company may ultimately decide to limit the aggregate amount committed for borrowings under the GE Capital Credit Agreement to an amount that is less than $200 million.

     Borrowings under the GE Capital Credit Agreement are available for the funding of the Company's ordinary working capital requirements and general corporate needs. To date, the Company has paid arrangement fees of $1.8 million related to the GE Capital Credit Agreement, which will be amortized to interest expense over the three-year term of the agreement.

     The Company's obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the U.K. The GE Capital Credit Agreement also contains financial covenants requiring the Company to not exceed a certain maximum level of capital expenditures and to meet certain quarterly fixed charge coverage ratio tests. Additionally, the GE Capital Credit Agreement has a covenant that prohibits the Company from making dividend payments.

     At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate, or the Federal Funds Rate plus 0.5% or, (ii) LIBOR plus 2.75%. Beginning on March 31, 2005, the applicable interest rate charged for borrowings under the GE Capital Revolving Facility may be adjusted up or down depending on the Company's performance under the quarterly fixed charge coverage ratio tests.

     The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements. With the cash proceeds received from the sale of SIR and borrowings available under the GE Capital Credit Agreement, the Company has considerably more liquidity and financial flexibility than it has had in the recent past. It is the Company's present intention to use this additional liquidity to increase its investment in its auction operations and expand its loan portfolio in an effort to attract more consignments and thus increase its revenues in both the Auction and Finance segments. (See statement on Forward Looking Statements.)

     The Company currently believes that operating cash flows, current cash balances and borrowings under the GE Capital Credit Agreement will be adequate to meet its short-term and long-term commitments, operating needs and capital requirements through March 4, 2007.

     The Company's short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan portfolio and the funding of capital expenditures, as well as the following short-term commitments which were outstanding as of March 1, 2004:

          o $18.0 million in aggregate rent payments due under the capital lease obligation for the York Property (see Note L of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data");

          o $13.8 million in aggregate rent payments due under the Company's operating lease obligations (see Note L of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data");

          o $12.0 million due on February 6, 2005 under the Company's DOJ antitrust fine (see Note S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data");

          o $6.9 million in total interest payments related to the Company's long-term debt securities (see Note J of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"); and

          o $3.4 million due under existing employment agreements (see Note Q of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data").

     The Company's long-term operating needs and capital requirements include the potential funding of the Company's client loan portfolio and the funding of capital expenditures beyond the next twelve months and through March 4, 2007, as well as the funding of the Company's long-term contractual obligations and commitments summarized in the table above through March 4, 2007.

     In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed as part of the U.S. Antitrust Litigation settlement (see Note S of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data"). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie's in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of December 31, 2003, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $61.8 million.

FACTORS AFFECTING OPERATING RESULTS AND LIQUIDITY

     Operating results from the Company's Auction and Finance operating segments, as well as the Company's liquidity, are significantly influenced by a number of factors, many of which are not within the Company's control. These factors, which are not ranked in any particular order, include:

          o The overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

          o Interest rates, particularly with respect to the Finance segment's client loan portfolio and the Company's credit facility borrowings;

          o The impact of political conditions in various nations on the international economy and financial markets;

          o Government laws and regulations which the Company is subject to, including, but not limited to, import and export regulations, cultural patrimony laws and value added sales taxes;

          o    The effects of foreign currency exchange rate movements;

          o    The seasonality of the Company's auction business;

          o Competition with other auctioneers and art dealers, specifically in relation to the following factors: (a) the level of expertise of the dealer or auction house with respect to the property, (b) the extent of the prior relationship, if any, between the seller and the firm, (c) the reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category, (d) the breadth of staff expertise, (e) the desire for privacy on the part of sellers and buyers, (f) the amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright compared with the estimates, guarantees or other financial options offered by the Company, (g) the time that will elapse before the seller will receive sale proceeds, (h) the desirability of a public auction in order to achieve the maximum possible price, (i) the amount of commission proposed by dealers or auction houses to sell a work on consignment, (j) the cost, style and extent of presale marketing and promotion to be undertaken by a firm, (k) recommendations by third parties consulted by the seller, (l) personal interaction between the seller and the firm's staff and
               (m) the availability and extent of related services, such as tax or insurance appraisal and short-term financing;

          o The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sale consignments), as well as the ability of the Company to sell such property, both of which factors can cause auction and related revenues to be highly variable from period-to-period;

          o    The demand for fine arts, antiques and collectibles;

          o The success of the Company in attracting and retaining qualified personnel, who have relationships with certain potential sellers and buyers;

          o    The demand for art-related financing;

          o The restrictive covenants in the Company's bank credit facilities and senior unsecured debt, which could adversely affect the Company's business by limiting its flexibility;

          o The impact of any decline in the equity markets or decrease in interest rates on the Company's plan assets and obligations related to its U.K. defined benefit pension plan;

          o The unfavorable trend in pension costs related to the Company's U.K. defined benefit pension plan; and

          o The ability of the Company to support the realization of its deferred tax assets.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, restricted cash, notes receivable, consignor advances, credit facility borrowings, long-term debt, the fine payable to the United States Department of Justice and the settlement liability related to the Discount Certificates issued in connection with the U.S. Antitrust Litigation.

     The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company's cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

     The Company enters into forward exchange contracts to hedge foreign currency transactions. The Company's forward exchange contracts do not subject the Company to material risk from exchange rate movements because gains and losses on such contracts substantially offset gains and losses on the assets or transactions being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. At December 31, 2003, the Company had $52.2 million of notional value forward currency exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under contracts.

     The Consolidated Balance Sheet at December 31, 2003 includes $0.3 million recorded within Other Current Assets reflecting the fair value of the Company's outstanding forward exchange contracts. The Company's Consolidated Balance Sheet at December 31, 2002 includes $0.4 million recorded within other current assets to reflect the fair value of these contracts. See Note P of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data," for additional information on the Company's use of derivatives.

     At December 31, 2003, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $4.9 million. (See statement on Forward Looking Statements.)

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

     The FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements," which replaces FIN No. 46, addresses the consolidation of entities that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities ("SPE"), although other non-SPE-type entities may be subject to the Interpretation. This Interpretation provides guidance related to identifying variable interest entities ("VIE"), including SPE's, and determining whether such entities should be consolidated. Transfers to a qualifying SPE ("QSPE") and certain other interests in QSPE's are not subject to this Interpretation. Application of this Interpretation is required in financial statements of public entities that have interests in VIE's or potential VIE's commonly referred to as SPE's for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted the disclosure provisions of FIN No. 46R and is currently evaluating the impact, if any, that FIN No. 46R will have on its accounting and financial reporting.

OTHER MATTERS

     In February 2003, the Compensation Committee of the Board of Directors approved an exchange offer of cash or restricted stock under the Restricted Stock Plan for stock options to eligible employees that hold certain stock options under the Company's 1997 Stock Option Plan (the "Exchange Offer"). The Exchange Offer was tendered by the Company on March 1, 2004 and will expire on March 31, 2004.

     The determination as to whether an individual will receive restricted stock or cash was dependent upon the number of underlying eligible options that each employee held. The amount of restricted stock that will be issued or cash that will be paid to each employee under the Exchange Offer was calculated using a discounted option pricing valuation model based on the number of eligible options held. Assuming all eligible employees accept the Exchange Offer, the total amount of options to be cancelled will be approximately 5.3 million and the number of shares of restricted stock that will be issued is approximately 1 million shares. These shares will be issued upon acceptance of the Exchange Offer at the market price of the Company's Class A Common Stock at that time and will be expensed over a four-year vesting period. The total amount of the compensation expense related to the restricted stock issuance, assuming that all eligible employees accept the Exchange Offer, is expected to be approximately $15 million. Based on the same assumptions, the cash payment in conjunction with the Exchange Offer is expected to be approximately $2 million, which will be expensed in full upon acceptance. A number of variables will impact the total amount of compensation expense related to the Exchange Offer, including the market price of the Company's Class A Common Stock at the date of issuance and the number of employees who accept the Exchange Offer.

     (See Note M of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data").

     (With respect to all statements made herein regarding the Exchange Offer, see statement on Forward Looking Statements.)

FORWARD LOOKING STATEMENTS

     This Form 10-K contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed above under "Factors Affecting Operating Results and Liquidity" above, which are not ranked in any particular order.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the discussion under this caption contained in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of SOTHEBY'S HOLDINGS, INC.
New York, New York

We have audited the accompanying consolidated balance sheets of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed at Item 15d. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes B and I of the Notes to the Consolidated Financial Statements, the Company has changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142 on January 1, 2002.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
New York, New York
March 12, 2004

                            SOTHEBY'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                      (In thousands, except per share data)

                                                               December 31,   December 31,   December 31,
                                                               ------------   ------------   ------------
                                                                   2003           2002           2001
                                                               ------------   ------------   ------------
Revenues:
   Auction and related revenues.............................     $309,038       $297,688       $286,513
   Other revenues...........................................       10,561         12,844         18,774
                                                                 --------       --------       --------
      Total revenues........................................      319,599        310,532        305,287
                                                                 --------       --------       --------

Expenses:
   Direct costs of services.................................       46,103         53,075         59,679
   Salaries and related costs...............................      144,701        140,136        149,116
   General and administrative expenses......................       94,838         90,552         89,773
   Depreciation and amortization expense....................       25,344         21,871         23,357
   Retention costs..........................................        8,466         22,564         19,754
   Net restructuring charges................................        5,039          1,961         16,532
   Special charges..........................................        3,112         41,042          2,519
                                                                 --------       --------       --------
      Total expenses........................................      327,603        371,201        360,730
                                                                 --------       --------       --------
   Operating loss...........................................       (8,004)       (60,669)       (55,443)

   Interest income..........................................        2,498          2,509          4,751
   Interest expense.........................................      (32,832)       (22,683)       (26,431)
   Other income (expense)...................................          762            990            (98)
                                                                 --------       --------       --------
   Loss from continuing operations before taxes.............      (37,576)       (79,853)       (77,221)
   Income tax (benefit).....................................      (11,093)       (20,391)       (32,273)
                                                                 --------       --------       --------
   Loss from continuing operations..........................      (26,483)       (59,462)       (44,948)
                                                                 --------       --------       --------

   Discontinued operations (Note C):
         Income from discontinued operations before taxes...        9,968          8,392          5,675
         Income tax expense.................................        4,141          3,685          2,423
                                                                 --------       --------       --------
   Income from discontinued operations......................        5,827          4,707          3,252
                                                                 --------       --------       --------
   Net loss.................................................     $(20,656)      $(54,755)      $(41,696)
                                                                 ========       ========       ========

   Basic and diluted loss per share:
         Loss from continuing operations....................     $  (0.43)      $  (0.97)      $  (0.74)
         Earnings from discontinued operations..............         0.09           0.08           0.05
                                                                 --------       --------       --------
   Basic and diluted loss per share.........................     $  (0.34)      $  (0.89)      $  (0.69)
                                                                 ========       ========       ========

           See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                      (In thousands, except per share data)

                                                                                                         December 31,   December 31,
                                                                                                         ------------   ------------
                                                                                                             2003           2002
                                                                                                         ------------   ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents..........................................................................     $ 62,498       $ 46,097
   Restricted cash....................................................................................        8,179          9,643
   Accounts receivable, net of allowance for doubtful accounts of $6,052 and $7,744...................      231,968        275,626
   Notes receivable and consignor advances, net of allowance for credit losses of $1,600 and $1,573...       82,253         51,264
   Inventory, net.....................................................................................       14,848         13,690
   Deferred income taxes..............................................................................        5,117         11,923
   Prepaid expenses and other current assets..........................................................       45,904         41,175
   Current assets held for sale (Note C)..............................................................       29,244          8,055
                                                                                                           --------       --------
      Total Current Assets............................................................................      480,011        457,473
                                                                                                           --------       --------

Non-Current Assets:
   Notes receivable...................................................................................       26,689         44,016
   Properties, less allowance for depreciation and amortization of $98,310 and $83,598................      248,261        230,045
   Goodwill...........................................................................................       13,565         13,215
   Investments........................................................................................       28,678         30,355
   Deferred income taxes..............................................................................      101,684         83,877
   Other assets.......................................................................................        2,582          1,554
   Non-current assets held for sale (Note C)..........................................................           --         15,170
                                                                                                           --------       --------
      Total Assets....................................................................................     $901,470       $875,705
                                                                                                           ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Due to consignors..................................................................................     $255,198       $274,327
   Credit facility borrowings.........................................................................       20,000             --
   Accounts payable and accrued liabilities...........................................................       82,145         93,730
   Deferred revenues..................................................................................        4,787          5,540
   Accrued income taxes...............................................................................        4,441          4,145
   York Property capital lease obligation ............................................................          113             --
   Deferred gain on sale of York Property.............................................................        1,129             --
   Settlement liabilities.............................................................................        5,281         55,542
   Current liabilities held for sale (Note C).........................................................       14,794         14,645
                                                                                                           --------       --------
      Total Current Liabilities.......................................................................      387,888        447,929
                                                                                                           --------       --------
Long-Term Liabilities:
   Credit facility borrowings.........................................................................           --        100,000
   Long-term debt, net of unamortized discount of $461 and $534.......................................       99,539         99,466
   Settlement liabilities.............................................................................       75,498         70,804
   York Property capital lease obligation ............................................................      172,169             --
   Deferred gain on sale of York Property.............................................................       20,502             --
   Other liabilities..................................................................................       18,466         17,129
   Long-term liabilities held for sale (Note C).......................................................           --              9
                                                                                                           --------       --------
      Total Liabilities...............................................................................      774,062        735,337
                                                                                                           --------       --------
Shareholders' Equity:
   Common Stock, $0.10 par value......................................................................        6,173          6,153
   Authorized shares--125,000,000 of Class A and 77,000,000 of Class B, Issued and outstanding shares--45,052,339 and 44,981,703 of Class A, and 16,521,150 and 16,549,650 of Class B at
      December 31, 2003 and 2002, respectively
   Additional paid-in capital.........................................................................      204,567        202,406
   Accumulated deficit................................................................................      (78,540)       (57,884)
   Deferred compensation expense......................................................................       (1,507)            --
   Accumulated other comprehensive loss...............................................................       (3,285)       (10,307)
                                                                                                           --------       --------
      Total Shareholders' Equity......................................................................      127,408        140,368
                                                                                                           --------       --------
      Total Liabilities and Shareholders' Equity......................................................     $901,470       $875,705
                                                                                                           ========       ========

           See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)

                                                                                December 31,   December 31,   December 31,
                                                                                ------------   ------------   ------------
                                                                                    2003           2002           2001
                                                                                ------------   ------------   ------------
Operating Activities:
   Loss from continuing operations ..........................................    $ (26,483)     $ (59,462)     $ (44,948)
   Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
         Depreciation and amortization expense ..............................       25,344         21,871         23,357
         (Gain) loss on asset sales..........................................          (53)           191             --
         Stock compensation expense .........................................          387             --             --
         Deferred income taxes ..............................................      (16,538)       (14,911)       (40,868)
         Tax benefit of stock option exercises ..............................            4             70             70
         Asset provisions ...................................................        1,311          1,341          1,899
         Asset write-offs ...................................................          686            437          7,043
         Other ..............................................................        4,496          2,047          3,420
   Changes in assets and liabilities:
         Decrease (increase) in accounts receivable .........................       51,148        (33,843)        87,864
         Settlement recovery--related party .................................           --             --        106,000
         (Increase) decrease in inventory ...................................       (2,771)        (3,830)         1,414
         Increase in prepaid expenses and other current assets ..............       (5,772)        (7,451)        (2,168)
         (Increase) decrease in other long-term assets ......................         (489)         1,272            651
         (Decrease) increase in short-term and long-term settlement
            liabilities .....................................................      (50,457)        38,822       (117,906)
         (Decrease) increase in due to consignors ...........................      (19,626)        55,833        (73,137)
         Increase in deferred income tax assets..............................        5,574          6,224          1,044
         Increase (decrease) in accrued income taxes ........................           44         (8,450)        20,912
         Decrease in accounts payable and accrued liabilities and other
            liabilities .....................................................      (19,953)       (21,354)        (2,059)
         Operating cash flow from discontinued operations (see Note C) ......        7,537            279          6,370
                                                                                 ---------      ---------      ---------
            Net cash used by operating activities ...........................      (45,611)       (20,914)       (21,042)
                                                                                 ---------      ---------      ---------

Investing Activities:
         Funding of notes receivable and consignor advances .................     (113,014)      (133,258)       (73,326)
         Collections of notes receivable and consignor advances .............       98,381        140,263        164,028
         Capital expenditures ...............................................       (6,596)       (13,165)       (27,611)
         Proceeds from the sale of Chicago Auction Salesroom ................           --          2,566             --
         Proceeds from York Property sale-leaseback .........................      167,054             --             --
         Decrease in investments ............................................        1,731          1,865          2,297
         Investing cash out flow from discontinued operations (see Note C)...       (7,197)        (1,476)        (6,072)
         Decrease (increase) in restricted cash .............................        1,001         (4,346)        (4,635)
                                                                                 ---------      ---------      ---------
            Net cash provided (used) by investing activities ................      141,360         (7,551)        54,681
                                                                                 ---------      ---------      ---------

Financing Activities:
         Proceeds from credit facility borrowings ...........................      145,000        100,000        299,000
         Repayments of credit facility borrowings ...........................     (225,000)      (130,000)      (285,000)
         Decrease in York Property capital lease obligation .................       (1,584)            --             --
         Proceeds from exercise of stock options ............................           43          2,391          1,327
                                                                                 ---------      ---------      ---------
            Net cash (used) provided by financing activities ................      (81,541)       (27,609)        15,327
         Effect of exchange rate changes on cash ............................        2,539          2,978           (783)
                                                                                 ---------      ---------      ---------
         Net increase (decrease) in cash and cash equivalents ...............       16,747        (53,096)        48,183
         Cash and cash equivalents, beginning of period .....................       48,656        101,752         53,569
                                                                                 ---------      ---------      ---------
         Cash and cash equivalents, end of period ...........................    $  65,403      $  48,656      $ 101,752
                                                                                 =========      =========      =========

Cash and cash equivalents, end of period:
         Continuing operations ..............................................    $  62,498      $  46,097      $  99,119
         Discontinued operations ............................................        2,905          2,559          2,633
                                                                                 ---------      ---------      ---------
                                                                                 $  65,403      $  48,656      $ 101,752
                                                                                 =========      =========      =========

Non-Cash Activities:
         York Property capital lease asset and obligation ...................    $ 173,866      $      --      $      --
                                                                                 =========      =========      =========
         Issuance of common stock related to Shareholder Litigation
            settlement ......................................................    $      --      $      --      $  40,000
                                                                                 =========      =========      =========

           See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)

                                                                                    Retained                     Accumulated
                                                                    Additional      Earnings       Deferred         Other
                                           Comprehensive   Common     Paid-In    (Accumulated)   Compensation   Comprehensive
                                                Loss        Stock     Capital       Deficit         Expense          Loss
                                           -------------   ------   ----------   -------------   ------------   -------------
Balance at January 1, 2001..............                   $5,906    $158,424      $ 38,567        $    --        $(14,843)
                                                           ------    --------      --------        -------        --------
Comprehensive loss:
   Net loss.............................     $(41,696)                              (41,696)
   Other comprehensive loss,
      net of tax--Foreign currency
      translation.......................       (1,934)                                                              (1,934)
                                             --------
Comprehensive loss......................     $(43,630)
                                             ========

Stock options exercised.................                        4         860
Tax benefit associated with
   exercise of stock options............                                   70
Issuance of common stock--Shareholder
   Litigation Settlement................                      220      39,780
Shares issued to directors..............                        1         511
                                                           ------    --------      --------        -------        --------
Balance at December 31, 2001............                    6,131     199,645        (3,129)            --         (16,777)
                                                           ------    --------      --------        -------        --------
Comprehensive loss:
   Net loss.............................     $(54,755)                              (54,755)
   Other comprehensive income,
      net of tax--Foreign currency
      translation.......................        6,470                                                                6,470
                                             --------
Comprehensive loss......................     $(48,285)
                                             ========

Stock options exercised.................                       21       2,370
Tax benefit associated with
   exercise of stock options............                                   70
Shares issued to directors..............                        1         321
                                                           ------    --------      --------        -------        --------
Balance at December 31, 2002............                    6,153     202,406       (57,884)            --         (10,307)
                                                           ------    --------      --------        -------        --------

Comprehensive loss:
   Net loss.............................     $(20,656)                              (20,656)
   Other comprehensive income,
      net of tax--Foreign currency
      translation.......................        7,022                                                                7,022
                                             --------
Comprehensive loss......................     $(13,634)
                                             ========

Stock options exercised.................                        1          70
Tax benefit associated with
   exercise of stock options............                                    4
Restricted stock shares issued..........                       16       1,878                       (1,894)
Amortization of restricted
   stock grants.........................                                                               387
Shares issued to directors..............                        3         209
                                                           ------    --------      --------        -------        --------
Balance at December 31, 2003............                    6,173    $204,567      $(78,540)       $(1,507)       $ (3,285)
                                                           ======    ========      ========        =======        ========

           See accompanying Notes to Consolidated Financial Statements

                            SOTHEBY'S HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--ORGANIZATION AND BUSINESS

     Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is one of the world's two largest auctioneers of fine arts, antiques and collectibles, offering property through its worldwide Auction segment in approximately 70 collecting categories, among them fine art, antiques and decorative art, jewelry and collectibles. In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of art and collectible purchases and sales through private treaty sales. The Company also conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in art education activities and in real estate brokerage activities outside of the United States (the "U.S.").

     The Company was incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited (the "London Stock Exchange") and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company issued shares of Class A Common Stock to the public. The Class A Common Stock is listed on the New York Stock Exchange and the London Stock Exchange.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--The Consolidated Financial Statements include the accounts of Sotheby's Holdings, Inc. and its wholly owned subsidiaries. Investments in affiliates in which the Company owns between 20% and 50%, but which it does not control, are accounted for using the equity method (see Note
F). Intercompany transactions and accounts are eliminated.

     Revenue Recognition--Auction and Related Revenues, which primarily includes buyer's premium and seller's commission revenues earned on the hammer price of property sold at auction, are recognized at the time of sale and are recorded net of shared and introductory commissions paid to unaffiliated third parties.

     Also included in Auction and Related Revenues are subscription revenues, revenues earned from principal activities and private treaty revenues. Subscription revenues are earned from the sale of auction catalogues and are recognized over the period of the subscription. Revenues earned from principal activities consist of net gains or losses on sales of inventory, the Company's share of operating earnings or losses from its investment in Acquavella Modern Art ("AMA") (see Note G), income or loss earned from auction guarantees (see Note R) and gains or losses related to the sales of loan collateral where the Company shares in the gain or loss if the property sells either above or below its cost (see Note E). Gains or losses on sales of inventory and loan collateral are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction. The recognition of a loss would be accelerated if the Company determined that an impairment of the inventory or loan collateral had occurred or an obligation for payment was probable. The Company's share of operating earnings or losses from its investment in AMA is recognized on a monthly basis based on the results of AMA in accordance with the equity method. Income or loss earned from auction guarantees is recognized at the time of the related auction sale. Private treaty revenues are earned through the brokering of art and collectible purchases and sales and are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction.

     Other revenues consist principally of interest income earned on Notes Receivable and Consignor Advances by the Finance segment, as well as revenues earned from the Company's real estate brokerage and art education activities. Interest income of the Finance segment is recognized when earned based on the amount of the outstanding loan and the length of time the loan was outstanding during the period. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, any cash receipts subsequently received are thereafter directly applied to reduce the recorded investment in the loan. Commissions earned by the Company's real estate brokerage activities are recognized upon the closing of the related sale and are reported net of commission payments to independent contractors. Revenues earned from the Company's art education activities are recognized over the period during which services are provided.

     Direct Costs of Services--Direct Costs of Services, which primarily include the costs of obtaining and marketing property for auctions, are generally expensed at the time of sale.

     Cash and Cash Equivalents--Cash equivalents are liquid investments comprised primarily of bank and time deposits with an original maturity of three months or less. These investments are carried at cost, which approximates fair value.

     Restricted Cash-- Restricted Cash principally consists of amounts or deposits whose use is restricted by either law or contract and primarily includes deposits supporting rental obligations in the U.S. and Europe and net auction proceeds owed to consignors in certain jurisdictions.

     Properties--Properties (see Note H) are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvement. Computer software consists of the capitalized cost of purchased computer software, as well as direct external and internal computer software development costs incurred in the acquisition or development of software for internal use. These costs are amortized on a straight-line basis over the estimated useful life of the software.

     The Company capitalizes interest expense on projects when construction requires a period of time to get the assets ready for their intended use. Capitalized interest is allocated to properties once placed in service and amortized over the life of the related assets. Capitalized interest totaled approximately $0.6 million in 2001. There was no capitalized interest in 2003 or 2002.

     Financial Instruments--The carrying amounts of Cash and Cash Equivalents, Restricted Cash, Notes Receivable, Consignor Advances, and Credit Facility Borrowings do not materially differ from their estimated fair value due to their nature and the variable interest rates associated with each of these financial instruments.

     The fair value of Company's long-term debt was approximately $99.6 million as of December 31, 2003. This amount was determined from quoted market prices. (See Note J.) The carrying amounts of the fine payable to the United States Department of Justice and the settlement liability related to the Discount Certificates issued in connection with the U.S. Antitrust Litigation settlement approximate their fair value. (See Note S.)

     The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on quoted market prices. Changes in the fair value of the Company's forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, "Foreign Currency Translation." (See Note P.)

     Inventory--Inventory consists of objects purchased for investment purposes, as well as objects obtained incidental to the auction process. Inventory is valued at the lower of cost or management's estimate of net realizable value. (See Note F.)

     Allowance for Doubtful Accounts--The Company's management evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Allowances are also established for probable losses inherent in the remainder of the accounts receivable balance based on historical collection data for certain aged receivable categories.

     Allowance for Credit Losses--The Company's management evaluates specific loans when it becomes aware of a situation where there is doubt as to the collectibility of the loan. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Secured loans that may not be collectible are analyzed based on the current estimated realizable value of the collateral securing each loan, as well as the current creditworthiness and financial condition of each borrower. The Company establishes reserves for such secured loans that management believes are under-collateralized, and with respect to which, the under-collateralized amount may not be collectible from the borrower. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan, taking into account the current creditworthiness and financial condition of the borrower. A reserve is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan write-offs. (See Note E.)

     Goodwill--Prior to January 1, 2002, goodwill was amortized on a straight-line basis over useful lives ranging from fifteen to forty years. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill is not amortized, but is tested for impairment on at least an annual basis. (See Note I.)

     Impairment of Long-Lived Assets--Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset's carrying amount.

     Auction Guarantees--In the first quarter of 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," for guarantees issued or modified after December 31, 2002. The liability related to Company's outstanding auction guarantees is recorded in the Consolidated Balance Sheets at fair value, which is estimated based on an analysis of historical loss experience related to auction guarantees.

     Earnings (Loss) Per Share--Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of outstanding shares of common stock. Because the Company reported a net loss in 2003, 2002 and 2001, stock options and unvested shares of restricted stock are excluded from the calculation of the weighted average number of shares for all years presented, as they would be anti-dilutive. The weighted average number of shares used for calculating basic and diluted earnings (loss) per share are as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                 (In millions)

Basic......................................................   61.6   61.5   60.7
Dilutive effect of options and unvested restricted stock...     --     --     --
                                                              ----   ----   ----
Diluted....................................................   61.6   61.5   60.7
                                                              ====   ====   ====

     In 2003, 2002 and 2001, there were no reconciling items between the net loss used in calculating basic and diluted loss per share.

     Foreign Currency Translation--Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income statement amounts are translated using weighted average monthly exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded in accumulated other comprehensive income (loss) until the subsidiary is sold or liquidated.

     Stock-Based Compensation--As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to measure stock-based compensation for the 1987 Stock Option Plan and the 1997 Stock Option Plan using the intrinsic value approach under APB Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using this measurement criteria.

     Had compensation cost for the 1987 Stock Option Plan and the 1997 Stock Option Plan been determined based on the fair value at the grant date for awards subsequent to January 1, 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been equal to the pro forma amounts indicated below:

                                                                     Year ended December 31,
                                                                 ------------------------------
                                                                   2003       2002       2001
                                                                 --------   --------   --------
                                                                     (Thousands of dollars,
                                                                     except per share data)
Net loss, as reported ........................................   $(20,656)  $(54,755)  $(41,696)
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of tax effects ........................................     (8,625)   (16,935)   (24,284)
                                                                 --------   --------   --------
Pro forma net loss ...........................................   $(29,281)  $(71,690)  $(65,980)
                                                                 ========   ========   ========
Loss per share:
   Basic and diluted loss per share--as reported .............   $  (0.34)  $  (0.89)  $  (0.69)
                                                                 ========   ========   ========
   Basic and diluted loss per share--pro forma ...............   $  (0.48)  $  (1.17)  $  (1.09)
                                                                 ========   ========   ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants issued in 2003, 2002 and 2001:

                                                 2003         2002        2001
                                              ----------   ---------   ---------
Dividend yield.............................        --          --           --
Expected volatility........................      49.8%       53.7%        39.0%
Risk-free rate of return...................       3.2%        3.7%         5.5%
Expected life..............................    4.5 years   2.6 years   4.5 years

     The compensation cost generated by the Black-Scholes model may not be indicative of the future benefit received by the option holder.

     (See Note M for additional information on the 1987 Stock Option Plan, the 1997 Stock Option Plan and the Restricted Stock Plan.)

     Valuation Allowance for Deferred Tax Assets--The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

     Reclassifications--Certain amounts in the 2002 and 2001 Consolidated Financial Statements have been reclassified from Cash to Restricted Cash to conform to the current year presentation.

     Use of Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and could change in the short-term.

     Comprehensive Income (Loss)--SFAS No. 130, "Reporting Comprehensive Income," requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income (loss). The Company's comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss). Other comprehensive income (loss) consists of the change in the foreign currency translation adjustment amount during the period and is reported in the Consolidated Statement of Changes in Shareholders' Equity. The foreign currency translation adjustment amount is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

     Recently Issued Accounting Standards--In April 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. SFAS No. 149 has no impact on the Company's current accounting and financial reporting.

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

     The FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which replaces FIN No. 46, addresses the consolidation of entities that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities ("SPE"), although other non-SPE-type entities may be subject to the Interpretation. This Interpretation provides guidance related to identifying variable interest entities ("VIE"), including SPE's, and determining whether such entities should be consolidated. Transfers to a qualifying SPE ("QSPE") and certain other interests in QSPE's are not subject to this Interpretation. Application of this Interpretation is required in financial statements of public entities that have interests in VIE's or potential VIE's commonly referred to as SPE's for periods ending after December 15, 2003. Application of public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted the disclosure provisions of FIN No. 46R and is currently evaluating the impact, if any, that FIN No. 46R will have on its accounting and financial reporting.

NOTE C--DISCONTINUED OPERATIONS

     In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby's International Realty, Inc. ("SIR"). Accordingly, the assets and liabilities of SIR are classified as held for sale in the Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Statements of Operations. SIR was the principal component of the Company's Real Estate segment (see Note D).

     On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation ("Cendant") and recognized pre-tax income in the range of $75 million in the first quarter of 2004.

     Additionally, in conjunction with this transaction, the Company entered into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks in exchange for an ongoing license fee based on the volume of commerce transacted under the trademarks. The license agreement, which is for an initial 50-year term with a 50-year renewal option, is applicable to Canada, Israel, Mexico, the U.S. and certain Caribbean countries.

     The other non-U.S. offices and affiliates of the Company's real estate brokerage business, which are not significant to the Company's overall operations, will continue to operate as Sotheby's International Realty under current management. Accordingly, the assets and liabilities of such offices and affiliates are not classified as held for sale in the Consolidated Balance Sheets, and their operating results are not reported as discontinued operations in the Consolidated Statements of Operations. Cendant has an option to acquire certain of these offices and affiliates and a license to use the related trademarks in other countries outside the U.S. during the five-year period following February 17, 2004 for a nominal amount.

     The total purchase price paid by Cendant for SIR's company-owned real estate brokerage operations, as well as the license agreement was approximately $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after decucting approximately $5 million in transaction costs, were $93.9 million.

     The following is a summary of the operating results of SIR for 2003, 2002 and 2001:

                                                           For the year ended
                                                              December 31,
                                                      ---------------------------
                                                        2003      2002     2001
                                                      -------   -------   -------
                                                         (Thousands of dollars)
Revenues ..........................................   $37,543   $34,563   $30,876
Expenses ..........................................    27,706    26,153    25,204
                                                      -------   -------   -------
Operating income ..................................     9,837     8,410     5,672
Other income (expense) ............................       131       (18)        3
                                                      -------   -------   -------
Income from discontinued operations before taxes...     9,968     8,392     5,675
Income tax expense ................................     4,141     3,685     2,423
                                                      -------   -------   -------
Income from discontinued operations ...............   $ 5,827   $ 4,707   $ 3,252
                                                      =======   =======   =======

     The following is a summary of the assets and liabilities of SIR as of December 31, 2003 and 2002:

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
                                                        (Thousands of dollars)
Assets:
   Cash and cash equivalents .....................      $ 2,905        $ 2,559
   Restricted cash ...............................        1,157          3,994
   Accounts receivable, net ......................          901          1,103
   Properties, net ...............................       10,679             --
   Goodwill ......................................       10,089             --
   Other current assets ..........................        3,513            399
                                                        -------        -------
      Current assets held for sale ...............       29,244          8,055

   Properties, net ...............................           --         10,751
   Goodwill ......................................           --          3,338
   Other non-current assets ......................           --          1,081
                                                        -------        -------
      Assets held for sale .......................      $29,244        $23,225
                                                        =======        =======
Liabilities:
   Accounts payable and accrued liabilities ......      $10,956        $12,910
   Other current liabilities .....................        2,143          1,735
   Long-term liabilities .........................        1,695             --
                                                        -------        -------
      Current liabilities held for sale ..........       14,794         14,645
   Long-term liabilities .........................           --              9
                                                        -------        -------
      Liabilities held for sale ..................      $14,794        $14,654
                                                        =======        =======

     On October 28, 2003, SIR acquired the brokerage offices of Jackson Hole Realty ("JHR") in Jackson, Wyoming for a total acquisition cost of $7.2 million. The total acquisition cost consisted of $5 million in cash, a $1.9 million note payable due to the previous owners and $0.3 million in costs directly related to the transaction. The purpose of the acquisition was to significantly increase SIR's presence in the Jackson Hole market. JHR's results are included in Income from Discontinued Operations beginning on October 28, 2003. The acquisition cost was allocated as follows (in thousands of dollars):

Goodwill...............................................................   $6,510
Properties.............................................................      366
Acquired intangible asset, exclusive right.............................      292
                                                                          ------
   Total allocation of acquisition cost ...............................   $7,168
                                                                          ======

NOTE D--SEGMENT REPORTING

     The Company's continuing operations are organized under two business segments - Auction and Finance. The domestic operations of the Company's real estate brokerage business, which was the principal component of the Real Estate segment, has been classified as discontinued operations and is no longer included in this presentation. The non-U.S. offices and affiliates of the Company's remaining real estate brokerage activities are not a reportable operating segment because they are not significant to the Company's overall operations. (See Note C for further information on discontinued operations.)

     The Company's segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of both of the Company's segments, regularly evaluates financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before taxes and excluding Special Charges (see Note S), costs related to the Company's retention programs (see Note T) and Net Restructuring Charges (see Note U), as well as the amortization of certain interest charges related the DOJ antitrust fine and the settlement of the U.S. Antitrust Litigation (see Note S).

     The Auction segment is an aggregation of operations in North America, Europe and Asia as they are similar in service, customers and the way in which the service is provided. The Auction segment conducts live auctions of fine arts, antiques and collectibles in which the Company generally functions as an agent accepting property on consignment from its selling clients. In addition to auctioneering, the Auction segment is engaged in a number of related activities including the purchase and resale of art and other collectibles and the brokering of art and collectible purchases and sales through private treaty sales. The Finance segment provides art-related financing generally secured by works of art that the Company either has in its possession or that the Company permits the borrower to possess (see Note E). "All Other" primarily includes art education activities and the Company's remaining real estate brokerage activities, which are conducted outside the U.S.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note B). Revenues are attributed to geographic areas based on the location of the actual sale.

     The following tables present the Company's segment information for the years ended December 31, 2003, 2002 and 2001:

                                                              All
For the year ended December 31, 2003    Auction   Finance    Other      Total
------------------------------------   --------   -------   -------   --------
                                                (Thousands of dollars)
Revenues............................   $309,038   $ 5,310   $ 5,251   $319,599
Interest income.....................   $  6,795   $    --   $    15   $  6,810
Interest expense....................   $ 28,358   $   294   $    55   $ 28,707
Depreciation and amortization.......   $ 24,975   $    --   $   156   $ 25,131
Segment loss........................   $(10,913)  $(1,957)  $(1,726)  $(14,596)

                                                              All
For the year ended December 31, 2002    Auction   Finance    Other      Total
------------------------------------   --------   -------   -------   --------
                                                (Thousands of dollars)
Revenues............................   $297,688   $ 5,997   $ 6,847   $310,532
Interest income.....................   $  7,020   $    31   $    41   $  7,092
Interest expense....................   $ 19,708   $   307   $    44   $ 20,059
Depreciation and amortization.......   $ 21,429   $    --   $   244   $ 21,673
Segment loss........................   $ (8,014)  $  (440)  $(1,487)  $ (9,941)

                                                              All
For the year ended December 31, 2001    Auction   Finance    Other      Total
------------------------------------   --------   -------   -------   --------
                                                (Thousands of dollars)
Revenues............................   $286,513   $11,303   $ 7,471   $305,287
Interest income.....................   $ 14,338   $    --   $    66   $ 14,404
Interest expense....................   $ 23,197   $   307   $     1   $ 23,505
Depreciation and amortization.......   $ 22,881   $    --   $   237   $ 23,118
Segment loss........................   $(31,181)  $  (913)  $(1,830)  $(33,924)

     The following is a reconciliation of the totals reported for the Company's reportable operating segments to the applicable line items in the Consolidated Statements of Operations:

                                                      For the year ended December 31,
                                                      -------------------------------
                                                        2003       2002       2001
                                                      --------   --------   --------
                                                           (Thousands of dollars)
Revenues:
   Total revenues for reportable operating segments   $314,348   $303,685   $297,816
   Other revenues                                        5,251      6,847      7,471
                                                      --------   --------   --------
         Total revenues                               $319,599   $310,532   $305,287
                                                      ========   ========   ========

Loss from continuing operations before taxes:
   Total loss before taxes for reportable segments    $(12,870)  $ (8,454)  $(32,094)
   All Other                                            (1,726)    (1,487)    (1,830)
   Unallocated amounts:
      Special Charges (see Note S)                      (3,112)   (41,042)    (2,519)
      Amortization of discount related to DOJ
         antitrust fine (see Note S)                    (2,358)    (2,624)    (2,926)
      Amortization of discount related to Discount
         Certificates (see Note S)                      (1,767)        --         --
      Retention Costs (see Note T)                      (8,466)   (22,564)   (19,754)
      Net Restructuring Charges (see Note U)            (5,039)    (1,961)   (16,532)
      Unallocated expenses related to
         discontinued operations (a) (see Note C)       (2,237)    (1,720)    (1,566)
                                                      --------   --------   --------
   Loss from continuing operations before taxes       $(37,575)  $(79,852)  $(77,221)
                                                      ========   ========   ========

     (a) Represents amounts previously allocated to the Company's discontinued domestic real estate brokerage business, which represent expenses of the Company's ongoing operations.

     Other significant reconciling items related to the Company's segment information are listed below:

                                           Segment   Reconciling   Consolidated
                                            Totals      Items          Total
                                           -------   -----------   ------------
                                                   (Thousands of dollars)
For the year ended December 31, 2003:
      Interest income...................   $ 6,810   $(4,312)(a)     $ 2,498
      Interest expense..................   $28,707   $ 4,125 (b)     $32,832
      Depreciation expense                 $25,131   $   213 (c)     $25,344

For the year ended December 31, 2002:
      Interest income...................   $ 7,092   $(4,583)(a)     $ 2,509
      Interest expense..................   $20,059   $ 2,624 (b)     $22,683
      Depreciation expense                 $21,673   $   199 (c)     $21,872

For the year ended December 31, 2001:
      Interest income...................   $14,404   $(9,653)(a)     $ 4,751
      Interest expense..................   $23,505   $ 2,926 (b)     $26,431
      Depreciation expense                 $23,118   $   239 (c)     $23,357

          (a) Represents the elimination of interest charged by Auction to Finance for funding Finance's loan portfolio.

          (b) Represents the amortization of certain interest charges related to the DOJ antitrust fine and the settlement of the U.S. Antitrust Litigation (see Note S).

          (c) Represents unallocated corporate depreciation and amortization expense related to discontinued operations (see Note C).

     Information concerning geographical areas for the Company's continuing operations is as follows:

                                      For the year ended December 31,
                                      -------------------------------
                                        2003       2002        2001
                                      --------   --------    --------
                                            (Thousands of dollars)
Revenues:
   United States...................   $125,280   $134,446    $142,328
   United Kingdom..................    129,146    123,323     114,962
   Other International Countries...     65,173     52,763      47,997
                                      --------   --------    --------
      Total........................   $319,599   $310,532    $305,287
                                      ========   ========    ========

As of December 31, 2003 and 2002 total assets for the Company's segments are:

                 2003          2002
               --------      --------
               (Thousands of dollars)
Auction.....   $651,150      $646,099
Finance.....    107,678       102,676
All Other...      1,574         4,033
               --------      --------
   Total....   $760,402      $752,808
               ========      ========

     The following is a reconciliation of Assets for the Company's reportable operating segments to the amounts reported in the Consolidated Balance Sheets:

                                                     As of December 31,
                                                    ----------------------
                                                        2003       2002
                                                      --------   --------
                                                    (Thousands of dollars)
Total Assets for reportable operating segments...     $758,828   $748,775
All Other assets.................................        1,574      4,033
Deferred tax assets..............................      106,801     95,800
Assets held for sale ............................       29,244     23,225
Unallocated assets related to discontinued
  operations(a)..................................        5,023      3,872
                                                      --------   --------
   Consolidated assets...........................     $901,470   $875,705
                                                      ========   ========

         (a) Represents amounts previously allocated to the Company's discontinued domestic real estate brokerage business, which represent assets of the Company's ongoing operations.

NOTE E--RECEIVABLES

     Accounts Receivable--Accounts Receivable primarily relates to the Company's Auction segment. Under the standard terms and conditions of the Company's Auction Sales, the Company is not obligated to pay consignors for items that have not been paid for by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at auction or negotiate a private sale.

     In certain situations, under negotiated contractual arrangements or when the purchaser takes possession of the property before payment is made, the Company is liable to the consignor for the net sale proceeds. As of December 31, 2003 and 2002, Accounts Receivable included approximately $96.7 million and $90.7 million, respectively, of such amounts due from purchasers. As of December 31, 2003, approximately $85 million of the amount outstanding at December 31, 2002 had been collected. As of March 1, 2004, approximately $71.8 million of the amount outstanding at December 31, 2003 had been collected. Management believes that adequate allowances have been established to provide for potential losses on any uncollected amounts.

     As of December 31, 2003 and 2002, Accounts Receivable consisted of the following:

                                        As of December 31,
                                      ----------------------
                                         2003       2002
                                       --------   --------
                                      (Thousands of dollars)
Accounts receivable ...............    $238,020   $283,370
Allowance for doubtful accounts ...      (6,052)    (7,744)
                                       --------   --------
   Total ..........................    $231,968   $275,626
                                       ========   ========

     Notes Receivable and Consignor Advances--The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Although the Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a "consignor advance"); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in Notes Receivable and Consignor Advances are unsecured loans totaling $11.3 million and $23.2 million at December 31, 2003 and 2002, respectively.

     In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company's share of any profit or loss is reflected in the results of the Auction segment. The total of all such unsecured loans was $7.8 million and $17.0 million at December 31, 2003 and 2002, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

     As of December 31, 2003 and 2002, Notes Receivable and Consignor Advances consisted of the following:

                                                                   As of December 31,
                                                                 ----------------------
                                                                     2003       2002
                                                                   --------   -------
                                                                 (Thousands of dollars)
Current:
   Notes receivable and consignor advances, net of allowance
      for credit losses of $1,600 and $1,573 .................     $ 76,390   $50,470
   Prefunded auction guarantees (see Note R) .................        5,863       794
                                                                   --------   -------
      Sub-total ..............................................       82,253    51,264

Non-current:
   Notes receivable and consignor advances ...................       26,689    44,016
                                                                   --------   -------
         Total ...............................................     $108,942   $95,280
                                                                   ========   =======

     At December 31, 2003, one consignor advance comprised approximately 37% of net Notes Receivable and Consignor Advances (current and non-current). The Company collected the entire outstanding balance of this consignor advance in February 2004.

     The weighted average interest rates charged on Notes Receivable and Consignor Advances were 5.5% and 5.3% during 2003 and 2002, respectively.

     Notes Receivable and Consignor Advances included loans to employees of $0.2 million and $0.6 million at December 31, 2003 and 2002, respectively. The weighted average interest rates on these loans were 5.5% and 6.1% at December 31, 2003 and 2002, respectively.

     Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances during 2003 and 2002 were as follows:

                                                           2003     2002
                                                          ------   ------
                                                       (Thousands of dollars)
Allowance for credit losses at January 1 ...........      $1,573   $1,436
Change in loan loss provision ......................         548      338
Write-offs .........................................        (537)    (238)
Foreign currency exchange rate changes .............          16       37
                                                          ------   ------
Allowance for credit losses at December 31 .........      $1,600   $1,573
                                                          ======   ======

NOTE F--INVENTORY

     Inventory consists of objects purchased for investment purposes, as well as objects obtained incidental to the auction process primarily as a result of the failure of guaranteed property to sell at auction at or above the minimum price guaranteed by the Company (see Note R), defaults by purchasers after the consignor has been paid and honoring the claims of purchasers. The cost of inventory and the related allowances to adjust the cost to management's estimated net realizable value as of December 31, 2003 and 2002 are as follows:

                                           As of December 31,
                                          --------------------
                                            2003        2002
                                          -------     -------
                                         (Thousands of dollars)
Inventory, at cost ...................    $20,269     $17,699
Net realizable value allowances ......     (5,421)     (4,009)
                                          -------     -------
   Total .............................    $14,848     $13,690
                                          =======     =======

NOTE G--INVESTMENTS

     On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation ("Matisse") for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the "Matisse Inventory"). Upon consummation of the purchase, the Company entered into the AMA partnership agreement with Acquavella Contemporary Art, Inc. ("ACA") and contributed the Matisse Inventory to AMA. The purpose of AMA is to sell the Matisse Inventory. The term of the AMA partnership agreement, which was extended for one year in February 2004, expires on March 31, 2005.

     The Company does not control AMA; consequently, the Company uses the equity method to account for its investment in AMA and accordingly records its share of AMA's operating earnings (losses) within Auction and Related Revenues in the Consolidated Statements of Operations. The Company's 50% interest in the net assets of AMA is included in Investments in the Consolidated Balance Sheets. The carrying value of the Company's investment in AMA totaled $27.1 million and $28.7 million as of December 31, 2003 and 2002, respectively. The Company's share of AMA's earnings totaled $0.1 million in 2003 and 2001, and $0.9 million in 2002.

     Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At December 31, 2003, the carrying value of this inventory was $79.7 million.

     Cash distributions from AMA are split evenly with ACA since the Company has received the return of its initial investment. To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of December 31, 2003 and 2002, no such amounts were outstanding.

     At December 31, 2003 and 2002, the carrying value of the Company's investments in another affiliate was $1.5 million and $1.6 million, respectively. The Company does not control this affiliate; consequently, the Company uses the equity method to account for its investment. The Company has agreed to lend this affiliate up to $1.5 million under a revolving line of credit. As of December 31, 2003 and 2002, no amounts were outstanding under this line of credit.

NOTE H--PROPERTIES

     Properties consists of the following:

                                                         As of December 31,
                                                        -------------------
                                                          2003       2002
                                                        --------   --------
                                                       (Thousands of dollars)
Land ...............................................    $     --   $ 20,423
York Property capital lease (see Note L) ...........     173,866         --
Buildings and building improvements ................       2,431    134,630
Leasehold improvements .............................      61,225     57,334
Computer hardware and software .....................      56,321     52,978
Furniture, fixtures and equipment ..................      47,014     44,912
Construction in progress ...........................       4,160      1,516
Other ..............................................       1,554      1,850
                                                        --------   --------
                                                         346,571    313,643
Less: accumulated depreciation and amortization ....     (98,310)   (83,598)
                                                        --------   --------
   Total ...........................................    $248,261   $230,045
                                                        ========   ========

     On February 7, 2003, the Company completed the sale of its headquarters building at 1334 York Avenue in New York, New York (the "York Property") to an affiliate of RFR Holding LLC ("RFR") for $175 million in cash. Net cash proceeds of approximately $167 million, after deducting taxes and fees related to the transaction, were used in part to refinance $100 million in outstanding borrowings under the senior secured term facility of the Company's previous credit agreement (see Note J). The Company is leasing the York Property back from RFR for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease (see Note L).

     The sale of the York Property resulted in a deferred gain of approximately $23 million, which is being amortized on a straight-line basis to Depreciation and Amortization Expense over the initial 20-year lease term.

     The Company's obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company. (See Note J.)

NOTE I--GOODWILL

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill is not amortized, but is tested for impairment on at least an annual basis. The Company completed a transitional impairment test as of the date of adoption, as well as its annual impairment test for 2003, and concluded that its goodwill was not impaired.

     The table below reconciles the net loss and loss per share reported for the year ended December 31, 2001 to the adjusted net loss and loss per share, which is presented as if the Company adopted SFAS No. 142 on January 1, 2001. The table below also compares the adjusted 2001 net loss and loss per share to the net loss and loss per share for 2003 and 2002.

                                                 For the year ended December 31,
                                                 -------------------------------
                                                   2003       2002       2001
                                                 --------   --------   --------
                                                     (Thousands of dollars)
Reported net loss.............................   $(20,656)  $(54,755)  $(41,696)
Goodwill amortization, net of taxes...........         --         --      1,086
                                                 --------   --------   --------
Adjusted net loss.............................   $(20,656)  $(54,755)  $(40,610)
                                                 ========   ========   ========

Reported loss per share.......................   $  (0.34)  $  (0.89)  $  (0.69)
Goodwill amortization, net of taxes...........         --         --       0.02
                                                 --------   --------   --------
Adjusted loss per share.......................   $  (0.34)  $  (0.89)  $  (0.67)
                                                 ========   ========   ========

     Goodwill related to the Company's continuing operations is entirely attributable to the Auction segment. During 2003 and 2002, changes in the carrying value of such Goodwill were as follows:

                                                                 2003      2002
                                                               -------   -------
                                                             (Thousands of dollars)
Balance as of January 1 .................................      $13,215   $13,307
Foreign currency exchange rate changes and other
   activity .............................................          350       (92)
                                                               -------   -------
Balance as of December 31 ...............................      $13,565   $13,215
                                                               =======   =======

     As of December 31, 2003 and 2002, Goodwill related to the Company's discontinued domestic real estate brokerage business totaled $10.1 million and $3.3 million, respectively. (See Note C).

NOTE J--CREDIT ARRANGEMENTS

     Bank Credit Facilities--On February 7, 2003, the Company refinanced $100 million in outstanding borrowings under the senior secured term facility of its previous credit agreement (the "Amended and Restated Credit Agreement") in conjunction with a sale-leaseback transaction involving the York Property (see Note H). Additionally, on that date, the Company extended the maturity date of the Amended and Restated Credit Agreement from February 11, 2003 to February 6, 2004. As a result of this extension, the Company paid amendment and arrangement fees of $1.7 million, which were amortized to interest expense over the extended term of the agreement. On February 3, 2004, the Company further extended the maturity date of the Amended and Restated Credit Agreement to March 5, 2004. On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of the Amended and Restated Credit Agreement.

     As of December 31, 2003 and 2002, the Company had outstanding borrowings of $20 million and $100 million, respectively, under the senior secured term facility of the Amended and Restated Credit Agreement. The amount outstanding as of December 31, 2002 was classified as long-term in the Consolidated Balance Sheets due to the refinancing of such amount in conjunction with the sale-leaseback transaction described above. During 2003 and 2002, the weighted average interest rate charged on outstanding borrowings under the Amended and Restated Credit Agreement was approximately 5.2%.

     On March 4, 2004, the Company entered into a new senior secured credit agreement with General Electric Capital Corporation (the "GE Capital Credit Agreement"). The GE Capital Credit Agreement is available through March 4, 2007 and provides for borrowings of up to $200 million, of which $100 million is currently committed and the remainder is in the process of being offered to an international syndicate of lenders. Because of the Company's decreased need for external capital resources due to the net cash proceeds received from the sale of its domestic real estate brokerage business, as described above, the Company may ultimately decide to limit the aggregate amount committed for borrowings under the GE Capital Credit Agreement to an amount that is less than $200 million.

     Borrowings under the GE Capital Credit Agreement are available for the funding of the Company's ordinary working capital requirements and general corporate needs. To date, the Company has paid arrangement fees of $1.8 million related to the GE Capital Credit Agreement, which will be amortized to interest expense over the three-year term of the agreement.

     The Company's obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the U.K. The GE Capital Credit Agreement also contains financial covenants requiring the Company to not exceed a certain maximum level of capital expenditures and to meet certain quarterly fixed charge coverage ratio tests. Additionally, the GE Capital Credit Agreement has a covenant that prohibits the Company from making dividend payments.

     At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.75%. Beginning on March 31, 2005, the applicable interest rate charged for borrowings under the GE Capital Revolving Facility may be adjusted up or down depending on the Company's performance under the quarterly fixed charge coverage ratio tests.

     Senior Unsecured Debt--In February 1999, the Company issued a tranche of long-term debt securities (the "Notes"), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August.

     The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants.

     An event of default related to the GE Capital Credit Agreement discussed above does not, in and of itself, constitute an event of default under the Indenture pursuant to which the Notes were issued.

     If and to the extent required under the Indenture pursuant to which the Notes were issued and subject to certain exceptions contained in the Indenture, the security documents executed in connection with the GE Capital Credit Agreement provide that the obligations under the Notes shall be secured equally and ratably with that portion of the obligations under the GE Capital Credit Agreement that exceed the permitted exceptions contained in the Indenture.

     Interest Expense--During 2003, 2002 and 2001, interest expense related to the Company's continuing operations was $32.8 million, $22.7 million and $26.4 million, respectively, and consisted of the following:

                                                                    For the year ended December 31,
                                                                    -------------------------------
                                                                        2003      2002      2001
                                                                      -------   -------   -------
                                                                          (Thousands of dollars)
Amended and Restated Credit Agreement:

   Interest expense on outstanding borrowings ...................     $ 1,979   $ 6,800   $ 9,834
   Amortization of amendment and arrangement fees ...............       1,929     4,492     5,162
   Commitment fees ..............................................         358       482       644
                                                                      -------   -------   -------
      Sub-total .................................................       4,266    11,774    15,640
                                                                      -------   -------   -------

Interest expense on York Property capital lease obligation
   (see Note L) .................................................      16,119        --        --
Interest expense on long-term debt ..............................       6,948     6,943     6,938
Amortization of discount related to DOJ antitrust fine
   (see Note S) .................................................       2,358     2,624     2,509
Amortization of discount related to Discount Certificates
   (see Note S) .................................................       1,767        --        --
Other interest expense ..........................................       1,374     1,342     1,344
                                                                      -------   -------   -------
      Total .....................................................     $32,832   $22,683   $26,431
                                                                      =======   =======   =======

     Other interest expense principally relates to interest accrued on the unfunded obligation under the Company's Benefits Equalization Plan (see Note N).

     Interest Paid--Interest paid, net of capitalized interest, totaled $27.5 million, $16.5 million and $23.1 million during 2003, 2002 and 2001, respectively.

NOTE K--INCOME TAXES

The significant components of the income tax benefit from continuing operations consist of the following:


                                                          Year ended December 31,
                                           -----------------------------------------------------------
                                                   2003               2002                2001
                                                   ----               ----                ----
                                                             (Thousands of dollars)
(Loss) income before taxes:
         Domestic                                   $ (43,055)          $ (46,814)          $ (58,691)
         Foreign                                        5,479             (33,039)            (18,530)
                                           -----------------------------------------------------------
                Total                               $ (37,576)          $ (79,853)          $ (77,221)
                                           ===========================================================
Income taxes - current:
         Federal                                    $       -           $ (9,450)            $ 6,289
         State and local                                    -                   -                (993)
         Foreign                                        5,445               3,970               3,299
                                           -----------------------------------------------------------
                                                        5,445              (5,480)              8,595
                                           -----------------------------------------------------------
Income taxes - deferred:
         Federal and state                            (12,440)             (2,107)            (28,672)
         Foreign                                       (4,098)            (12,804)            (12,196)
                                           -----------------------------------------------------------
                                                      (16,538)            (14,911)            (40,868)
                                           -----------------------------------------------------------
                Total                               $ (11,093)          $ (20,391)          $ (32,273)
                                           ===========================================================

The components of deferred income tax assets and liabilities from continuing operations are disclosed below:

                                                                     Year ended December 31,
                                                              ----------------------------------------
                                                                            2003                2002
                                                                            ----                ----
                                                                           (Thousands of dollars)
Deferred tax assets:
         Asset provisions and accrued liabilities                         $ 34,861            $ 32,975
         Difference between book and tax basis of
           depreciable and amortizable assets                                2,036               2,707
         Tax loss and credit carryforwards                                 113,743             107,195
                                                              ----------------------------------------
                                                                           150,640             142,877
         Valuation allowance                                               (34,493)            (37,240)
                                                              ----------------------------------------
                Total                                                      116,147             105,637
                                                              ----------------------------------------
Deferred tax liabilities:
         Basis differences in partnership assets                             9,346               9,837
                                                              ----------------------------------------
                Total                                                        9,346               9,837
                                                              ----------------------------------------

Net deferred tax asset                                                   $ 106,801            $ 95,800
                                                              ========================================


         As of December 31, 2003, the Company had a tax asset related to U.S. federal tax loss carryovers of $53.5 million, which begin to expire in 2020 and foreign tax credit carryforwards of $9.7 million, expiring in 2004. The Company also has various foreign and state loss carryovers totaling $50.5 million that expire in 2004 and thereafter. The Company provided a valuation allowance for certain state, federal and foreign loss and tax credit carryforwards of $34.5 million and $37.2 million at December 31, 2003 and 2002, respectively. The valuation allowance decreased by $2.7 million during 2003 and increased by $6.7 million during 2002. The changes in the valuation allowance resulted from management's evaluation of the utilization of state, federal and foreign operating losses and U.S. federal tax credit carryforwards. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

     As discussed in Note C, on February 17, 2004, the Company consummated the sale of its domestic real estate brokerage business to Cendant for $100.7 million. As a result of the sale, the Company will utilize approximately $26 million of the asset related to the net operating loss carryforwards to offset the taxable gain on the transaction.

         The effective tax rate from continuing operations varied from the statutory rate as follows:

                                                                       Year ended December 31,
                                                      -----------------------------------------------------------
                                                                    2003               2002                2001
                                                                    ----               ----                ----
Statutory federal income tax rate                                  35.00%              35.00%              35.00%
State and local taxes, net of federal tax benefit                   8.02                5.21                8.30
Foreign taxes at rates different than U.S. rates                    2.26                1.79                3.13
Non-deductible antitrust expenses                                  (2.53)             (11.27)              (1.14)
Effect of operating losses and tax credits                         (8.02)              (4.39)              (2.79)
Other                                                              (5.20)              (0.80)              (0.71)
                                                      -----------------------------------------------------------
Effective income tax benefit rate                                  29.53%              25.54%              41.79%
                                                      ===========================================================



         Undistributed earnings of foreign subsidiaries included in consolidated retained earnings at December 31, 2003 and 2002 amounted to $81.4 million and $76.1 million, respectively. Such amounts are considered to be reinvested indefinitely or will be distributed from income in such a way that would not incur a significant tax consequence and, therefore, no provision has been made for taxes that would be payable upon distribution of these earnings.

         Total net income tax payments (refunds) from continuing operations during 2003, 2002 and 2001 were $5.9 million, $4.5 million and ($12.3) million, respectively.

         The tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 related to the foreign currency translation adjustment included in Other Comprehensive Income (Loss) was approximately $3.1 million, $3.6 million and ($1.1) million, respectively.

NOTE L--LEASE COMMITMENTS

     Capital Lease--On February 7, 2003, the Company sold the York Property and leased it back from the buyer for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms (see Note H). The lease is being accounted for as a capital lease. Under the lease agreement, rental payments escalate 7% every three years during the initial term.

     The following is a schedule, by year, of the future minimum lease payments due under the York Property capital lease, together with the present value of the future minimum lease payments as of December 31, 2003 (in thousands of dollars):

2004 ................................................................   $ 18,025
2005 ................................................................     18,025
2006 ................................................................     19,264
2007 ................................................................     19,287
2008 ................................................................     19,287
Thereafter ..........................................................    331,097
                                                                        --------
Total future minimum lease payments .................................    424,985
Less: amount representing interest ..................................    252,703
                                                                        --------
   Present value of future minimum lease payments ...................   $172,282
                                                                        ========

     In addition to the lease payments above, under the terms of the York Property capital lease, the Company is required to pay real estate taxes and operating costs related to the premises.

     Operating Leases--The Company conducts business on premises leased in various locations under long-term operating leases expiring through 2078. During 2003, 2002 and 2001, net rental expense under operating leases was as follows:

                                                                Year ended December 31,
                                                              ---------------------------
                                                                2003      2002      2001
                                                              -------   -------   -------
                                                                 (Thousands of dollars)
Net rental expense--continuing operations .................   $11,848   $10,423   $10,504
Net rental expense--discontinued operations (see Note C)...     4,415     3,960     4,073
                                                              -------   -------   -------
   Total ..................................................   $16,263   $14,383   $14,577
                                                              =======   =======   =======

     Future minimum lease payments related to the Company's continuing operations under noncancelable operating leases in effect at December 31, 2003 are as follows (in thousands of dollars):

2004 .................................................................   $13,819
2005 .................................................................    12,667
2006 .................................................................    11,192
2007 .................................................................     9,367
2008 .................................................................     7,928
Thereafter ...........................................................    35,689
                                                                         -------
   Total future minimum lease payments ...............................   $90,662
                                                                         =======

     Future minimum lease payments exclude minimum sublease rental receipts of $4.9 million owed to the Company in the future under noncancelable subleases.

     In addition to the lease payments above, under the terms of certain leases, the Company is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

NOTE M--SHAREHOLDERS' EQUITY

     Common Stock--Each share of the Company's Class A Common Stock is entitled to one vote and each share of the Company's Class B Common Stock is entitled to ten votes. Both classes of common stock share equally in cash dividend distributions, if any. The Class A Common Stock is traded on both the New York Stock Exchange and the London Stock Exchange.

     On March 30, 2001, the Company deposited 1.1 million shares of its Class A Common Stock with a fair market value of $20 million in an escrow account to extinguish a portion of the remaining liability related to the settlement of certain shareholder class action complaints resulting from the investigation by the Antitrust Division of the United States Department of Justice. On April 25, 2001, the Company deposited an additional 1.1 million shares of its Class A Common Stock in an escrow account to extinguish the remainder of the liability. (See Note S.)

     Preferred Stock--In addition to the Class A Common Stock and Class B Common Stock outstanding, the Company has the authority to issue 50 million shares of no par value Preferred Stock. No such shares were issued and outstanding as of December 31, 2003 and 2002.

     Stock Option Plans--As of December 31, 2003, the Company has reserved 15.4 million shares of Class B Common Stock for future issuance in connection with the 1987 Stock Option Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan succeeded the 1987 Plan.

     Pursuant to both stock option plans, options are granted with an exercise price equal to or greater than fair market value at the date of grant. Options granted subsequent to September 1992 and through December 1996 pursuant to the 1987 Plan, and options granted subsequent to December 1996 pursuant to the 1997 Plan, generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). All options granted on or after April 29, 1997 will vest immediately upon a change of control (as defined in the 1997 Plan document). The options are exercisable into shares of Class B Common Stock, which are authorized but unissued shares. The shares of Class B Common Stock issued upon exercise are freely convertible into an equivalent number of shares of Class A Common Stock. Pursuant to both stock option plans, options generally expire ten years after the date of grant.

     During the first and fourth quarters of 2000, the Compensation Committee of the Board of Directors (the "Compensation Committee") awarded special grants of 3 million and 2 million stock options, respectively, pursuant to the 1997 Plan in addition to the normal annual grant. The options granted in the fourth quarter of 2000 vest and become exercisable ratably after each of the first, second, and third years following the date of grant.

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

     During 2003, the Compensation Committee approved grants of 940,000 stock options pursuant to the 1997 Plan. Such options, which were granted at an exercise price equal to the fair market value of the Company's Class A Common Stock at the date of grant, generally vest and become exercisable ratably after each of the first, second, third and fourth years following the date of grant and expire ten years after the date of grant.

     In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock under the Sotheby's Holdings, Inc. 2003 Restricted Stock Plan (the "Restricted Stock Plan") for stock options to eligible employees that hold certain stock options under the 1997 Plan (the "Exchange Offer"). The Exchange Offer was tendered by the Company on March 1, 2004 and will expire on March 31, 2004.

     The determination as to whether an individual will receive restricted stock or cash was dependent upon the number of underlying eligible options that each employee held. The amount of restricted stock that will be issued or cash that will be paid to each employee under the Exchange Offer was calculated using a discounted option pricing valuation model based on the number of eligible options held. Assuming all eligible employees accept the Exchange Offer, the total amount of options to be cancelled will be approximately 5.3 million and the number of shares of restricted stock that will be issued is approximately 1 million shares. These shares will be issued upon acceptance of the Exchange Offer at the market price of the Company's Class A Common Stock at that time and will be expensed over a four-year vesting period.

     At December 31, 2003, there were outstanding options under the 1997 Plan and the 1987 Plan for the purchase of 14.3 million shares, at prices ranging from $8.65 to $38.25 per share. Stock option transactions during 2003, 2002 and 2001 are summarized as follows (shares in thousands):

                                           Shares             Options Outstanding
                                        Reserved for    --------------------------------------
                                       Issuance under                              Weighted
                                         the Plans      Shares       Prices      Average Price
                                       --------------   ------   -------------   -------------
Balance at January 1, 2001..........        16,139      13,228   $10.87-$42.63       $22.13
   Options expired - 1987 Plan                 (12)
   Options granted..................                     1,785   $11.24-$26.38       $22.63
   Options canceled.................                      (819)  $10.87-$42.63       $23.81
   Options exercised................           (53)        (53)  $10.87-$24.25       $16.16
                                            ------      ------   -------------       ------
Balance at December 31, 2001........        16,074      14,141   $10.87-$42.63       $22.11
   Options expired - 1987 Plan                 (77)
   Options granted..................                     1,650   $13.69-$14.14       $13.70
   Options canceled.................                    (1,145)  $10.87-$42.63       $23.17
   Options exercised................          (172)       (172)  $10.87-$14.75       $12.88
                                            ------      ------   -------------       ------
Balance at December 31, 2002........        15,825      14,474   $10.87-$38.25       $21.18
   Options expired - 1987 Plan                (382)
   Options granted..................                       940   $ 8.65-$10.89       $ 9.08
   Options canceled.................                    (1,110)  $10.87-$38.25       $19.99
   Options exercised................            (7)         (7)         $10.87       $10.87
                                            ------      ------   -------------       ------
Balance at December 31, 2003........        15,436      14,297   $ 8.65-$38.25       $20.47
                                            ======      ======   =============       ======

     The following table summarizes information about options outstanding at December 31, 2003 (shares in thousands):

                                     Options Outstanding                     Options Exercisable
                        ----------------------------------------------   ---------------------------
                                      Weighted Average
                        Outstanding      Remaining         Weighted      Exercisable     Weighted
Range of Prices         At 12/31/03   Contractual Life   Average Price   At 12/31/03   Average Price
---------------------   -----------   ----------------   -------------   -----------   -------------
$8.6500-$12.7875.....       1,544         7.6 years          $ 9.86           426          $11.02
$12.7876-$17.0500....       2,119         2.7 years          $14.14         2,083          $14.14
$17.0501-$21.3125....       5,100         5.0 years          $18.89         3,817          $18.90
$21.3126-$25.5750....       2,562         6.0 years          $24.13         1,688          $23.94
$25.5751-$29.8375....       1,938         6.5 years          $26.43         1,923          $26.42
$29.8376-$34.1000....          16         5.6 years          $31.93            13          $31.93
$34.1001-$38.2500....       1,018         5.1 years          $36.98           839          $36.98
                           ------         ---------          ------        ------          ------
                           14,297         5.3 years          $20.47        10,789          $21.22
                           ======         =========          ======        ======          ======

     The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $3.78, $4.99 and $9.15, respectively. At December 31, 2003,
2002 and 2001, 10.8 million, 7.7 million and 5.8 million options were exercisable at weighted average exercise prices of $21.22, $21.88 and $21.02, respectively.

     Performance Share Purchase Plan--As of December 31, 2003, the Company has reserved 1.9 million shares of Class B Common Stock for issuance in connection with the Performance Share Purchase Plan (the "Performance Plan"). At December 31, 2003, 25,000 options were outstanding under the Performance Plan.

     The following table summarizes information about options outstanding at December 31, 2003 under the Performance Plan (shares in thousands):

                                            Shares                Options Outstanding
                                         Reserved for    ------------------------------------
                                        Issuance under                            Weighted
                                           the Plan      Shares      Price      Average Price
                                        --------------   ------   -----------   -------------
Balance at January 1, 2001...........        1,958         286    $3.69-$5.03       $4.69
   Options canceled..................           --          --             --          --
   Options exercised.................           --          --             --          --
                                             -----        ----    -----------       -----
Balance at December 31, 2001.........        1,958         286    $3.69-$5.03       $4.69
   Options canceled..................           --        (213)         $5.03       $5.03
   Options exercised.................          (48)        (48)         $3.69       $3.69
                                             -----        ----    -----------       -----
Balance at December 31, 2002.........        1,910          25          $3.69       $3.69
   Options canceled..................           --          --             --          --
   Options exercised.................           --          --             --          --
                                             -----        ----    -----------       -----
Balance at December 31, 2003.........        1,910          25          $3.69       $3.69
                                             =====        ====    ===========       =====

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

     Restricted Stock Plan--In February 2003, the Compensation Committee approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The purpose of the Restricted Stock Plan is to enable the Company to retain valued employees, to continue to attract the finest executives and to enhance the retentive and incentive impact of outstanding equity compensation awards. The Restricted Stock Plan provides for the issuance of restricted shares of the Company's Class B Common Stock ("Restricted Stock") to eligible employees, as selected by the Compensation Committee. In making such selections, the Compensation Committee may take into account the nature of the services rendered by such employees, their present and potential contributions to the Company's success, and such other factors as the Compensation Committee in its discretion shall deem relevant. The Restricted Stock Plan also permits the issuance of shares of Restricted Stock in exchange for the cancellation of certain options granted to eligible employees under the 1987 Plan and 1997 Plan, as discussed above. The aggregate number of shares of Restricted Stock that may be issued by the Company under the Restricted Stock Plan is 2 million shares, which may be issued from the Company's authorized but unissued or reacquired shares of Class B Common Stock. Restricted Stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant. During the vesting period, the participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

     In 2003, the Compensation Committee awarded 160,000 shares of Restricted Stock pursuant to the Restricted Stock Plan with a fair value of approximately $1.9 million. Such amount was recorded as Deferred Compensation Expense in the Shareholders' Equity section of the Consolidated Balance Sheet and is being amortized to Salaries and Related Costs over the vesting period described above. For the year ended December 31, 2003, the Company recognized stock compensation expense of approximately $0.4 million related to Restricted Stock issued pursuant to the Restricted Stock Plan.

     Stock Compensation Plan for Non-Employee Directors--Effective April 30, 1998, the Company amended the Director Stock Ownership Plan. As of December 31, 2003, the Company has reserved 119,446 shares of Class A Common Stock for issuance in connection with the Stock Compensation Plan for Non-Employee Directors (the "Amended Plan"). During 2003, the number of shares issued to non-employee directors under the Amended Plan (including deferred stock units) was 22,074. During both 2002 and 2001, the number of shares issued to non-employee directors under the Amended Plan (including deferred stock units) was 27,120.

NOTE N--PENSION ARRANGEMENTS

     Retirement Savings Plan--The Company has a defined contribution plan for U.S. employees who have completed three consecutive months of employment (the "Retirement Savings Plan"). The Company contributes an amount equal to 2% of each participant's eligible compensation to the plan. Additionally, participants may elect to contribute between 2% and 12% of their eligible compensation, up to the maximum amount allowable under Internal Revenue Service ("IRS") regulations, on a pre-tax basis. Employee savings are matched by a Company contribution of up to an additional 6% of the participant's eligible compensation. During 2003, 2002 and 2001, pension expense related to the Retirement Savings Plan was as follows:

                                                             Year ended December 31,
                                                            ------------------------
                                                             2003     2002     2001
                                                            ------   ------   ------
                                                             (Thousands of dollars)
Pension expense--continuing operations...................   $2,863   $3,341   $3,396
Pension expense--discontinued operations (see Note C)....      352      331      268
                                                            ------   ------   ------
   Total.................................................   $3,215   $3,672   $3,664
                                                            ======   ======   ======

     Benefits Equalization Plan--The Company also has an unfunded defined contribution Benefits Equalization Plan (the "BEP"). The BEP is available to certain officers of the Company whose contributions to the Retirement
Savings Plan are limited by IRS regulations. Such officers may enter into agreements pursuant to which their salaries will be reduced and the Company will maintain accounts on their behalf in the amount of the difference between the aggregate amount of contributions that would have been made to the Retirement Savings Plan in the absence of the limitations, and the aggregate amount of contributions actually made to the Retirement Savings Plan. Employee savings are matched by a Company contribution of up to 6% of the participant's eligible compensation. Contributions to the BEP earn interest at a rate equal to 3.3% above the 10-year U.S. Treasury Bond rate. The total unfunded liability of the BEP was $17.9 million and $15.4 million as of December 31, 2003 and 2002, respectively, and is included within Other Liabilities in the Consolidated Balance Sheets. During 2003, 2002 and 2001, pension expense related to the BEP was as follows:

                                                             Year ended December 31,
                                                            ------------------------
                                                             2003     2002     2001
                                                            ------   ------   ------
                                                             (Thousands of dollars)
Pension expense--continuing operations...................    $633     $318     $765
Pension expense--discontinued operations (see Note C)....      63       69      100
                                                             ----     ----     ----
   Total.................................................    $696     $387     $865
                                                             ====     ====     ====

     During 2002, the Company entered into a final settlement agreement with its former Chief Executive Officer with respect to the Department of Justice investigation and other related matters. As part of this settlement agreement, the Company's former Chief Executive Officer relinquished $2.05 million of vested benefits under the BEP (see Note S).

     Defined Benefit Plan--The Company also makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the "U.K. Plan"). The Company uses a September 30 measurement date for the U.K. Plan.

     Effective April 1, 2004, the U.K. Plan will be closed to new entrants. From that date, a defined contribution will be available to new entrants.

     The table below details the change in the benefit obligation, the change in the fair value of plan assets, the funded status and the net pension asset recognized related to the U.K. Plan as of December 31, 2003 and 2002:

                                                       As of December 31,
                                                      -------------------
                                                        2003        2002
                                                      --------   --------
                                                     (Thousands of dollars)
Change in benefit obligation
----------------------------

Benefit obligation at beginning of year...........    $168,370   $124,998
Service cost......................................       5,928      5,041
Interest cost.....................................       9,355      7,995
Contributions by plan participants................       1,033      1,338
Actuarial loss....................................      10,103     16,957
Benefits paid.....................................      (3,689)    (2,983)
Special termination benefits......................         790         --
Foreign currency exchange rate changes............      20,994     15,024
                                                      --------   --------
   Benefit obligation at end of year..............     212,884    168,370
                                                      --------   --------

Change in plan assets
---------------------

Fair value of plan assets at beginning of year....     130,038    135,309
Actual return (loss) on plan assets...............      19,510    (18,695)
Employer contributions............................       3,395      2,064
Contributions by plan participants................       1,033      1,338
Benefits paid.....................................      (3,689)    (2,983)
Foreign currency exchange rate changes............      16,401     13,005
                                                      --------   --------
   Fair value of plan assets at end of year.......     166,688    130,038
                                                      --------   --------

Funded status.....................................     (46,196)   (38,332)
Unrecognized transitional asset...................          --        (10)
Unrecognized prior service cost...................         905      1,047
Unrecognized net actuarial loss...................      71,402     59,269
                                                      --------   --------
   Net pension asset recognized...................    $ 26,111   $ 21,974
                                                      ========   ========

     The accumulated benefit obligation for the U.K. Plan was $160.3 million and $125.5 million as of December 31, 2003 and 2002, respectively.

     Components of Net Pension Cost (Benefit)

     During 2003, 2002 and 2001, the components of the net pension cost (benefit) were:

                                            Year ended December 31,
                                        ------------------------------
                                          2003       2002       2001
                                        --------   --------   --------
                                             (Thousands of dollars)
Service cost.........................   $  5,928   $  5,041   $  4,946
Interest cost........................      9,355      7,995      6,816
Expected return on plan assets.......    (14,441)   (13,245)   (12,055)
Amortization of prior service cost...        239        219        265
Amortization of actuarial gain.......         --       (155)    (1,297)
Amortization of transitional asset...        (10)      (447)      (429)
                                        --------   --------   --------
   Sub-total.........................      1,071       (592)    (1,754)
Curtailment gain.....................         --         --       (434)
Special termination benefits.........        790         --        330
                                        --------   --------   --------
   Net pension cost (benefit)........   $  1,861   $   (592)  $ (1,858)
                                        ========   ========   ========

     During 2003 and 2001, as a result of the Company's restructuring plans (see Note U) and other headcount reductions, the Company recognized special termination benefits of $0.8 million and $0.3 million, respectively, related to the U.K. Plan. The special termination benefits were principally reflected in the Consolidated Statements of Operations as part of Net Restructuring Charges (see Note U). Additionally, during 2001, as a result of the Company's restructuring plans (see Note U), the Company recorded a curtailment gain of approximately $0.4 million. The curtailment gain was reflected in the Consolidated Statements of Operations as part of the net pension benefit in Salaries and Related Costs.

     Assumptions

     The following assumptions were used in determining the benefit obligation related to the U.K. Plan:

                                                              As of December 31,
                                                              -----------------
                                                                 2003   2002
                                                                 ----   ----
Weighted average discount rate...........................       5.20%  5.50%
Weighted average rate of compensation increase...........       4.25%  4.00%

     The following assumptions were used in determining the net pension (cost) related to the U.K. Plan:

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                         2003     2002    2001
                                                                         ----     ----    ----
Weighted average discount rate......................................      5.50%  6.20%   6.50%
Weighted average rate of compensation increase......................      4.00%  4.50%   5.00%
Weighted average expected long-term rate of return on plan assets...      8.00%  8.00%   8.00%

     The expected long-term rate of return on plan assets was based on dividend and interest yields currently available on equity and bond markets as of the measurement date and weighted according to the composition of invested assets as of that date.

     Plan Assets

     As of September 30, 2003 and 2002, the weighted average asset allocations for the U.K. Plan were:

                                                      As of September 30,
                                                      -------------------
                                                          2003   2002
                                                          ----   ----
Asset Category
Equity securities..................................        74%    74%
Debt securities....................................        18%    18%
Real estate........................................         4%     4%
Other..............................................         4%     4%

     The investment policy for the U.K. Plan is established by its trustees (the "Trustees") in consultation with the management of the Company. The primary investment objective is to maximize the return on the assets of the U.K. Plan while controlling the level of risk. The Trustees have agreed that a diversified portfolio of assets with a relatively high concentration of equity securities is appropriate. The diversification should be within and across asset categories. Additionally, the Trustees require that 95% of investments should be realizable at short notice.

     Contributions

     The Company expects to contribute approximately $2.8 million to the U.K. Plan in 2004.

NOTE O--RELATED PARTY TRANSACTIONS

     Prior to December 1995, the Company had a loan program whereby it would directly lend money to certain officers and staff for a term of 15 years to purchase a residence under notes bearing interest at an annual rate equal to one to two percentage points below the Prime Rate. In December 1995, the majority of the loans under this program were refinanced and replaced by a bank loan program providing comparable loan terms and interest rates. The Company guarantees all repayment obligations under this bank loan program, which is available to employees at the Chief Executive Officer's discretion. For loans under this program exceeding $0.5 million, the approval of either the Compensation Committee or the Executive Committee of the Board of Directors is required. All loans are immediately repayable in the event an employee leaves the Company. The amount of guarantees outstanding under this program was $0.4 million at December 31, 2003.

     The Company has another bank loan guarantee program, which is available to certain employees at the Chief Executive Officer's discretion, whereby the employee borrows directly from a bank on a demand note basis and pays interest at an annual rate equal to the Prime Rate. All of the repayment obligations of the employee are guaranteed by the Company and are repayable when an employee leaves the Company. The amount of guarantees outstanding under this program was $0.1 million at December 31, 2003.

     During 2001, the Company recognized approximately $3.8 million of commission revenue related to auction transactions with related parties. During 2003 and 2002, commission revenue related to auction transactions with related parties was not material.

     (See Note E for additional related party disclosures.)

NOTE P--DERIVATIVE INSTRUMENTS

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

     The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and are recorded in the Company's Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company's forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, "Foreign Currency Translation."

     As of December 31, 2003 and 2002, the Consolidated Balance Sheets included $0.3 million and $0.4 million, respectively, recorded within Other Current Assets reflecting the fair value of the Company's outstanding forward exchange contracts.

NOTE Q--COMMITMENTS AND CONTINGENCIES

     Letters of Credit--As of December 31, 2003, the Company had outstanding letters of credit of approximately $2.2 million primarily relating to rental obligations.

     Employment Agreements--During the second half of 2003 the Company entered into employment agreements with a number of employees, which expire in June 2006. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses which are payable only if specified Company and individual goals are attained. The aggregate commitment for future salaries for the entire three-year period, excluding incentive bonuses, is approximately $10.1 million, of which approximately $2.3 million had been paid through March 1, 2004.

     Lending Commitments--In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis, to potential consignors and other individuals who have collections of fine art or other objects (see Note E). However, potential consignor advances related to such arrangements are subject to certain limitations and conditions. Unfunded commitments to extend additional credit were approximately $22.4 million at December 31, 2003.

     Legal Actions--The Canadian Competition Bureau is continuing to conduct an investigation regarding commissions charged by the Company and Christie's for auction services.

     The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

     In the opinion of management, the contingencies described above under Legal Actions and in Note R are not currently expected to have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

     (See Notes L, R, S and U for other commitments. See Note R for other contingencies.)

NOTE R--AUCTION GUARANTEES

     On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Generally, the Company participates in a share of the proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to loan a portion of the guaranteed amount prior to the auction.

     In the first quarter of 2003, the Company adopted the recognition and measurement provisions of FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," for guarantees issued or modified after December 31, 2002.

     As of December 31, 2003, the Company had outstanding auction guarantees totaling approximately $56.5 million, the property relating to which had a mid-estimate sales price of approximately $83.7 million. The Company's net exposure under such guarantees totaled approximately $50.8 million, which consists of the gross guarantee amount of $56.5 million less partner shares. The property under such guarantees is being offered at auction or privately during the first half of 2004. As of December 31, 2003, $10.1 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company has recorded its $5.9 million share within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note E). As of December 31, 2003, the carrying amount of the liability related to the Company's auction guarantees was approximately $0.5 million and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

     As of March 1, 2004, the Company had outstanding auction guarantees totaling approximately $92 million, the property relating to which had a mid-estimate sales price of approximately $109.2 million. The Company's net exposure under such guarantees totaled approximately $49.9 million, which consists of the gross guarantee amount of $92 million less partner shares. The property under such guarantees will be offered at auction in the first half of 2004. As of March 1, 2004, $14.6 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company's share was $8.9 million.

NOTE S--SPECIAL CHARGES

     During 2003, 2002 and 2001, the Company recorded the following special charges related to the investigation by the Antitrust Division of the United States Department of Justice (the "DOJ"), other governmental investigations and the related civil antitrust litigation, as discussed below:

                                                                           Year ended December 31,
                                                                          -------------------------
                                                                           2003      2002     2001
                                                                          ------   -------   ------
                                                                            (Thousands of dollars)
European Commission fine...............................................   $   --   $20,072   $   --
Settlement of International Antitrust Litigation.......................       --    20,000       --
Settlement of U.S. Antitrust Litigation opt out claim..................      250     1,750       --
Settlement administration costs--International Antitrust Litigation....    1,519        --       --
Settlement administration costs--U.S. Antitrust Litigation.............      395        --       --
Administrative costs for the printing, issuance and redemption of
   Discount Certificates...............................................      152        --       --
Loss on redemption of Discount Certificates............................      132        --       --
Legal and other costs..................................................      664     2,780    3,089
Settlement with former Chief Executive Officer.........................       --    (3,250)      --
Class notification costs--U.S. Antitrust Litigation....................       --      (310)    (570)
                                                                          ------   -------   ------
      Total............................................................   $3,112   $41,042   $2,519
                                                                          ======   =======   ======

     In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC ("Christie's"). The Company has pled guilty to a violation of the U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. On February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Special Charges of $34.1 million, which represents the present value of the fine payable. The $10.9 million discount on the amount due is being amortized to interest expense over the five-year period during which the fine is being paid. As of March 1, 2004, the Company had funded $18 million of the fine payable as follows: $3 million in each of June 2001 and February 2002, and $6 million in each of February 2003 and February 2004. The remaining $27 million of the fine is payable as follows: $12 million due on February 6, 2005 and $15 million due on February 6, 2006.

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

     A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere, including actions alleging violations of federal antitrust laws in connection with auctions in the U.S. (the "U.S. Antitrust Litigation"). On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation and, as a result, recorded Special Charges of $100 million related to the settlement in the third quarter of 2000. In accordance with the settlement agreement, the Company has funded $50 million in cash and has issued to the class of plaintiffs vendor's commission discount certificates (the "Discount Certificates") with a face value of $62.5 million. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the amount that was recorded in Special Charges in the third quarter of 2000. The Discount Certificates, which were issued in June 2003, are fully redeemable in connection with any auction conducted by the Company or Christie's in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. At December 31, 2003, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $61.8 million.

     On April 10, 2003, the Company and Christie's entered into a settlement agreement with one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation. During the fourth quarter of 2002, the Company recorded Special Charges of $1.75 million related to this claim. During the first quarter of 2003, the Company recorded an additional $0.25 million in Special Charges as a result of the completion of the settlement of this claim. The amount due by the Company under the settlement has been fully funded. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

     Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. Christie's was also named as a defendant in these actions. The complaints in these actions (the "International Antitrust Litigation") contained allegations identical to the complaints in the U.S. Antitrust Litigation, but were considered separately from the U.S. Antitrust Litigation. On March 10, 2003, the Company and Christie's agreed to pay $20 million each to settle the International Antitrust Litigation. During the fourth quarter of 2002, the Company recorded $20 million in Special Charges as a result of the settlement related to the International Antitrust Litigation. On April 7, 2003, pursuant to the settlement agreement for the International Antitrust Litigation, the Company deposited $10 million into an escrow account for the benefit of the members of the class of plaintiffs. The remaining $10 million due under the settlement agreement was paid on June 23, 2003 following final court approval of the settlement.

     During 2003, the Company recorded Special Charges of $1.5 million and $0.4 million, respectively, for administrative costs related to the settlements of the International Antitrust Litigation and the U.S. Antitrust Litigation.

     During 2003, the Company recorded Special Charges of $0.2 million for administrative costs related to the printing, issuance and redemption of the Discount Certificates. Additionally, during 2003, the Company recorded Special Charges of $0.1 million representing a loss on the early redemption of Discount Certificates.

     During 2003, 2002 and 2001, the Company recorded Special Charges of $0.7 million, $2.8 million and $3.1 million, respectively, consisting primarily of legal and other professional fees related to the investigation by the DOJ, other governmental investigations and the related civil antitrust litigation, as discussed above.

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

     The Company's Settlement Liabilities related to the DOJ investigation, other governmental investigations and the related civil antitrust litigation consist of the following as of December 31, 2003 and 2002:

                                                         As of December 31,
                                                       ----------------------
                                                           2003      2002
                                                         -------   --------
                                                       (Thousands of dollars)
Current:
-------

   European Commission fine.........................     $    --   $ 21,350
   International Antitrust Litigation...............          --     20,000
   U.S. Antitrust Litigation (net)..................       1,330      8,800
   DOJ antitrust fine (net).........................       3,951      3,642
   U.S. Antitrust Litigation opt out claim..........          --      1,750
                                                         -------   --------
      Sub-total.....................................       5,281     55,542
                                                         -------   --------
Long-term:
---------

   U.S. Antitrust Litigation (net)..................      49,845     41,200
   DOJ antitrust fine (net).........................      25,653     29,604
                                                         -------   --------
      Sub-total.....................................      75,498     70,804
                                                         -------   --------
         Total......................................     $80,779   $126,346
                                                         =======   ========

     The current portion of the liability for the Discount Certificates is based on management's estimate of redemptions expected during the twelve-month period after the balance sheet date.

     During 2003 and 2002, amounts charged to the Company's Settlement Liabilities related to the DOJ investigation, other governmental investigations and the related civil antitrust litigation were:

                                                 U.S.        DOJ
                                              Antitrust   Antitrust    European    International    U.S.Antitrust
                                             Litigation      Fine     Commission     Antitrust     Litigation Opt
                                                (net)       (net)        Fine       Litigation        Out Claim       Total
                                             ----------   ---------   ----------   -------------   --------------   --------
                                                                         (Thousands of dollars)
Settlement liability at January 1, 2002...    $50,000      $33,622     $     --       $     --         $    --      $ 83,622
European Commission fine..................         --           --       20,072             --              --        20,072
Settlement of International Antitrust
   Litigation ............................         --           --           --         20,000              --        20,000
Settlement of U.S. Antitrust Litigation
   opt out claim..........................         --           --           --             --           1,750         1,750
DOJ antitrust fine - amortization of
   discount...............................         --        2,624           --             --              --         2,624
Foreign currency exchange rate changes....         --           --        1,278             --              --         1,278
Cash payment..............................         --       (3,000)          --             --              --        (3,000)
                                              -------      -------     --------       --------         -------      --------
Settlement liability at
   December 31, 2002......................     50,000       33,246       21,350         20,000           1,750       126,346
Settlement of U.S. Antitrust Litigation
   opt out claim..........................         --           --           --             --             250           250
Discount Certificates - amortization of
   discount...............................      1,767           --           --             --              --         1,767
Redemption of Discount Certificates.......       (724)          --           --             --              --          (724)
Loss on redemption of Discount
   Certificates...........................        132           --           --             --              --           132
DOJ antitrust fine - amortization of
   discount...............................         --        2,358           --             --              --         2,358
Foreign currency exchange rate changes....         --           --          633             --              --           633
Cash payments.............................         --       (6,000)     (21,983)       (20,000)         (2,000)      (49,983)
                                              -------      -------     --------       --------         -------      --------
Settlement liability at
   December 31, 2003......................    $51,175      $29,604     $     --       $     --         $    --      $ 80,779
                                              =======      =======     ========       ========         =======      ========

NOTE T--RETENTION PROGRAMS

     In 2001 and 2002, the Company implemented retention programs that provided cash awards payable to a group of key employees upon fulfillment of full-time employment through certain dates in 2003 and 2004. Certain employees granted such awards received cash payments of approximately $13.2 million during 2003. The final cash payment of $0.4 million due under the retention programs was made in January 2004.

     All amounts related to the retention programs described above were amortized over the related contractual service periods. During 2003, 2002 and 2001, the Company recognized Retention Costs of $8.5 million, $22.6 million and $19.8 million, respectively.

NOTE U--RESTRUCTURING PLANS

     During 2003, 2002 and 2001, the Company recorded the following amounts related to the restructuring plans described below:

                                        2003      2002      2001
                                       ------   -------   -------
                                         (Thousands of dollars)
1998 Restructuring Plan.............   $   --   $    --   $  (660)
2000 Restructuring Plan.............       --    (1,231)     (730)
2001 Restructuring Plan.............       53      (989)   17,922
2002 Restructuring Plan.............    4,986     4,181        --
                                       ------   -------   -------
   Total............................   $5,039   $ 1,961   $16,532
                                       ======   =======   =======

     1998 Restructuring Plan--During the second quarter of 2001, the Company recorded a favorable adjustment to Net Restructuring Charges of $0.7 million to reverse the remaining liability for the 1998 Restructuring Plan, which related to the consolidation and integration of its corporate and administrative operations into the York Property. The consolidation and integration was completed in April 2001, and the Company determined that the remaining restructuring liability was no longer required.

     2000 Restructuring Plan--During the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Auction segment in December 2000 and the Company recorded Restructuring Charges of $12.6 million in the fourth quarter of 2000.

     As a result of the 2000 Restructuring Plan, the Company achieved savings in Internet related operating expenses by eliminating headcount and reducing marketing programs. Additionally, the Company further reduced operating expenses by consolidating certain departmental resources and sales elsewhere within the Auction segment. The further consolidation and integration of the Company's auction operations into the York Property in April 2001 also contributed to savings in operating expenses. Employee terminations related to the 2000 Restructuring Plan primarily impacted the administrative and support functions of the Auction segment. Also, as part of the 2000 Restructuring Plan, the Company commenced operations at a specially dedicated middle market salesroom at Olympia in West London in September 2001. Olympia incorporated certain departments from the Company's main U.K. auction salesroom at New Bond Street in London and from the Company's former auction salesroom in Sussex. The 2000 Restructuring Plan included the termination of approximately 175 employees.

     During 2002 and 2001, the Company recorded favorable adjustments of $1.0 million and $0.7 million, respectively, to Net Restructuring Charges principally due to changes in management's original estimates of employee termination benefits, lease and contract termination costs and other costs related to the 2000 Restructuring Plan. Also during 2002, the Company recorded a favorable adjustment of $0.2 million to Net Restructuring Charges as a result of higher than expected proceeds received from the final sale of assets related to certain activities that were exited in conjunction with the 2000 Restructuring Plan.

     The liability related to the 2000 Restructuring Plan was recorded within Accounts Payable and Accrued Liabilities in the Company's Consolidated Balance Sheets, and all remaining amounts due were paid out in the first quarter of 2003. Amounts charged to the liability for the 2000 Restructuring Plan were as follows:

                                                   Lease and
                                      Employee      Contract
                                    Termination   Termination      Asset     Other
2000 Restructuring Plan               Benefits       Costs      Provisions   Costs    Total
-----------------------             -----------   -----------   ----------   -----   -------
                                                     (Thousands of dollars)
Restructuring charges............     $ 7,127        $1,117       $ 3,844     $546   $12,634
Asset write-offs.................          --            --        (3,844)      --    (3,844)
                                      -------        ------       -------     ----   -------
Liability at December 31, 2000...       7,127         1,117            --      546     8,790
Cash payments....................      (5,423)         (334)           --     (246)   (6,003)
Adjustments to liability.........        (589)          (42)           --      (99)     (730)
                                      -------        ------       -------     ----   -------
Liability at December 31, 2001...       1,115           741            --      201     2,057
Cash payments....................        (411)         (363)           --     (179)     (953)
Adjustments to liability.........        (624)         (371)           --      (22)   (1,017)
                                      -------        ------       -------     ----   -------
Liability at December 31, 2002...          80             7            --       --        87
Cash payments....................         (80)           (7)           --       --       (87)
                                      -------        ------       -------     ----   -------
Liability at December 31, 2003...     $    --        $   --       $    --     $ --   $    --
                                      =======        ======       =======     ====   =======


     2001 Restructuring Plan--During the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in September 2001 for the Company's live auction business within the Auction segment, as well as for its Finance and Real Estate segments and certain corporate departments. As a result, the Company recorded Net Restructuring Charges of approximately $9.5 million in 2001 related to this phase of the 2001 Restructuring Plan. Of this amount,

$9.1 million was recorded in the third quarter and $0.4 million was recorded in the fourth quarter. The components of these Net Restructuring Charges are described below.

     In the third quarter of 2001, the Company decided to cease auction sales in Chicago and initiated a program to sell the building where its Chicago salesroom was located (the "Chicago Building"). As of the commitment date for the 2001 Restructuring Plan, the aggregate carrying value of the Chicago Building and goodwill related to the Chicago auction business was approximately $6.3 million. In the third quarter of 2001, the Company recorded a loss of approximately $3.4 million for assets to be disposed related to the Chicago auction business. In the third quarter of 2002, the Company completed the sale of the Chicago Building and recorded an unfavorable adjustment to Net Restructuring Charges of $0.2 million principally due to lower than expected proceeds from the sale of the Chicago Building partially offset by lower than estimated closing costs associated with the transaction.

     Additionally, headcount reductions were made primarily within the administrative and support functions of the Company's live auction business, as well as within its Finance and Real Estate segments and certain corporate departments. During 2001, the Company recorded restructuring charges of $5.8 million for employee termination benefits related to these headcount reductions. Of this amount, $5.1 million was recorded in the third quarter and $0.7 million was recorded in the fourth quarter. The Company also recorded restructuring charges of $0.6 million in 2001 for contract termination and other incremental costs related to this phase of the 2001 Restructuring Plan.

     During the fourth quarter of 2001, the Company recorded favorable adjustments of $0.3 million to Net Restructuring Charges due to the reversal of a portion of the remaining liability for the 2001 Restructuring Plan primarily due to employee termination benefits related to the live auction business that will not be paid as a result of unanticipated employee redeployment and a contract termination fee that will not be incurred as a result of a better than anticipated settlement of a vendor contract.

     In the fourth quarter of 2001, as authorized by the Board of Directors, management approved a restructuring plan for the Company's online auction business within the Auction segment. As part of this plan, the Company terminated its agreement with Amazon, Inc. ("Amazon") pursuant to which the Company and Amazon operated a combined auction website. As a result, the Company incurred an early termination fee and recorded a $5.3 million restructuring charge in the fourth quarter of 2001. In January 2002, the Company entered into a strategic alliance with eBay, Inc. ("eBay") whereby sothebys.com online auctions were incorporated into the eBay marketplace in June 2002. Under the strategic alliance, the Company managed property flow while eBay hosted and maintained the e-commerce portion of the website. As a result of the strategic alliance, the Company recorded a $2.9 million restructuring charge related to impaired computer hardware and software in the fourth quarter of 2001. Additionally, the Company recorded restructuring charges of $0.2 million for employee termination benefits related to its online auction business during each of the fourth quarter of 2001 and the first quarter of 2002.

     In total, the 2001 Restructuring Plan included the termination of approximately 150 employees worldwide.

     During 2003, the Company recorded an unfavorable adjustment of $0.1 million to Net Restructuring Charges primarily due to changes in management's original estimates of employee termination benefits.

     During 2002, the Company recorded favorable adjustments of $1.4 million to Net Restructuring Charges primarily due to changes in management's original estimates of employee termination benefits.

     The liability related to the 2001 Restructuring Plan was recorded within Accounts Payable and Accrued Liabilities in the Company's Consolidated Balance Sheets, and all remaining amounts due were paid out in the second quarter of 2003. Amounts charged to the liability for the 2001 Restructuring Plan were as follows:

                                              Employee     Contract
                                            Termination   Termination      Asset     Other
2001 Restructuring Plan                       Benefits       Costs      Provisions   Costs     Total
-----------------------                     -----------   -----------   ----------   -----   ---------
                                                              (Thousands of dollars)
Restructuring charges....................     $ 6,048       $  5,385      $ 6,327    $ 449   $  18,209
Asset write-offs.........................          --             --       (5,890)      --      (5,890)
Cash payments............................      (1,229)        (5,235)          --     (160)     (6,624)
Adjustments to liability.................        (187)          (100)          --       --        (287)
Foreign currency exchange rate changes...         (35)            --           --       (4)        (39)
                                              -------       --------      -------    -----   ---------
Liability at December 31, 2001...........       4,597             50          437      285       5,369
Restructuring charges....................         210             --           --       --         210
Asset write-offs.........................          --             --         (437)      --        (437)
Cash payments............................      (2,794)            --           --     (137)     (2,931)
Adjustments to liability.................      (1,252)           (50)          --      (89)     (1,391)
Foreign currency exchange rate changes...         106                                    7         113
                                              -------       --------      -------    -----   ---------
Liability at December 31, 2002...........         867             --           --       66         933
Cash payments............................        (952)            --           --      (35)       (987)
Adjustments to liability.................          84             --           --      (31)         53
Foreign currency exchange rate changes...           1             --           --       --           1
                                              -------       --------      -------    -----   ---------
Liability at December 31, 2003...........     $    --       $     --      $    --    $  --   $      --
                                              =======       ========      =======    =====   =========

     2002 Restructuring Plan--During the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments. The goal of the 2002 Restructuring Plan is to improve profitability through further cost savings and other strategic actions, as described below.

     In December 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million in the fourth quarter of 2002, principally consisting of $4.0 million in employee termination benefits, as well as $0.1 million in lease terminations costs. These headcount reductions impacted the live auction business of the Auction segment primarily in North America, as well as certain corporate departments.

     In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. As a result, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of approximately $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company will receive no future economic benefit and approximately
$0.5 million for impairment losses related to certain technology assets.
This phase of the 2002 Restructuring Plan resulted in the termination of approximately 30 employees in the Company's Auction segment.

     During 2003, as part of the 2002 Restructuring Plan, management committed to approximately 40 additional headcount reductions in Europe in the Auction segment. As a result, the Company recorded restructuring charges of $3.7 million and $0.5 million in the first and fourth quarters of 2003, respectively, for employee termination benefits.

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

     During 2003, the Company recorded restructuring charges of approximately $0.3 million for other costs related to the 2002 Restructuring Plan. Such costs, which were expensed as incurred, primarily included fees for legal and other professional services related to the 2002 Restructuring Plan.

     During 2003, the Company recorded favorable adjustments of $1.5 million to Net Restructuring Charges principally due to changes in management's original estimates of employee termination benefits related to the 2002 Restructuring Plan.

     The liability related to the 2002 Restructuring Plan is recorded within Accounts Payable and Accrued Liabilities in the Company's Consolidated Balance Sheets. Amounts charged to the restructuring liability through December 31, 2003 were as follows:

                                              Employee     Lease and
                                            Termination   Termination     Asset      Other
2002 Restructuring Plan                       Benefits       Costs      Provisions   Costs    Total
-----------------------                     -----------   -----------   ----------   -----   -------
                                                             (Thousands of dollars)
Restructuring charges....................     $ 4,007        $ 124         $  --     $  50   $ 4,181
Cash payments............................         (46)          --            --        --       (46)

Foreign currency exchange rate changes...           8           --            --        --         8
                                              -------        -----          ----     -----   -------
Liability at December 31, 2002...........       3,969          124            --        50     4,143
Restructuring charges....................       5,219          500           495       319     6,533
Asset write-offs.........................          --           --          (495)       --      (495)
Cash payments............................      (6,502)        (621)           --      (343)   (7,466)
Adjustments to liability.................      (1,471)          (3)           --       (25)   (1,499)
Foreign currency exchange rate changes...         311           --            --        --       311
                                              -------        -----         -----     -----   -------
Liability at December 31, 2003...........     $ 1,526        $  --         $  --     $   1   $ 1,527
                                              =======        =====         =====     =====   =======

The remaining liability related to the 2002 Restructuring Plan is currently expected to be paid out during the first quarter of 2004.

NOTE V--QUARTERLY RESULTS (UNAUDITED)

                                                       First     Second     Third      Fourth
                                                     --------   --------   --------   --------
                                                   (Thousands of dollars, except per share data)
For the year ended December 31, 2003:

Auction Sales                                        $200,921   $580,084   $116,791   $792,859

Statement of Operations Data
----------------------------

Auction and related revenues                         $ 38,133   $107,580   $ 29,006   $134,319
Other revenues                                          3,059      2,838      2,121      2,543
                                                     --------   --------   --------   --------
Total revenues                                       $ 41,192   $110,418   $ 31,127   $136,862
                                                     ========   ========   ========   ========
(Loss) income from continuing operations             $(27,649)  $ 13,196   $(29,646)  $ 17,616
                                                     ========   ========   ========   ========
Net (loss) income                                    $(27,620)  $ 14,196   $(27,435)  $ 20,203
                                                     ========   ========   ========   ========

Basic and Diluted (Loss) Earnings Per Share
-------------------------------------------

Basic (loss) income from continuing operations       $  (0.45)  $   0.21   $  (0.48)  $   0.29
                                                     ========   ========   ========   ========
Diluted (loss) income from continuing operations     $  (0.45)  $   0.21   $  (0.48)  $   0.28
                                                     ========   ========   ========   ========
Basic (loss) earnings per share                      $  (0.45)  $   0.23   $  (0.45)  $   0.33
                                                     ========   ========   ========   ========
Diluted (loss) earnings per share                    $  (0.45)  $   0.23   $  (0.45)  $   0.33
                                                     ========   ========   ========   ========

For the year ended December 31, 2002:

Auction Sales                                        $190,059   $683,995   $208,550   $691,636

Statement of Operations Data
----------------------------

Auction and related revenues                         $ 35,611   $112,529   $ 36,130   $113,418
Other revenues                                          2,758      3,763      2,891      3,432
                                                     --------   --------   --------   --------
Total revenues                                       $ 38,369   $116,292   $ 39,021   $116,850
                                                     ========   ========   ========   ========
(Loss) income from continuing operations             $(23,438)  $ 15,716   $(44,586)  $ (7,155)
                                                     ========   ========   ========   ========
Net (loss) income                                    $(23,105)  $ 17,855   $(42,975)  $ (6,530)
                                                     ========   ========   ========   ========

Basic and Diluted (Loss) Earnings Per Share
-------------------------------------------

Basic (loss) income from continuing operations       $  (0.38)  $   0.26   $  (0.73)  $  (0.12)
                                                     ========   ========   ========   ========
Diluted (loss) income from continuing operations     $  (0.38)  $   0.25   $  (0.73)  $  (0.12)
                                                     ========   ========   ========   ========
Basic (loss) earnings per share                      $  (0.38)  $   0.29   $  (0.70)  $ (0. 11)
                                                     ========   ========   ========   ========
Diluted (loss) earnings per share                    $  (0.38)  $   0.29   $  (0.70)  $ (0. 11)
                                                     ========   ========   ========   ========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2003, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2003. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company's fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required by this item is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2004 (the "Proxy Statement") under the captions "Election of Directors," "Management--Executive Officers," "Management--Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions
"Management--Compensation of Executive Officers" and "Compensation of Directors." Notwithstanding anything to the contrary herein, the Audit Committee Report, the Compensation Committee Report and the Performance Graph in the Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption "Class A and Class B Common Stock Ownership of Directors, Executive Officers and 5% Shareholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions "Certain Compensation Arrangements," "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption "Independent Auditors."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)  --   The following consolidated financial statements and the related notes thereto of Sotheby's Holdings, Inc. and subsidiaries are contained in Item 8, "Financial Statements and Supplementary
               Data": Consolidated Statements of Operations--Years ended December
               31, 2003, 2002 and 2001; Consolidated Balance Sheets--December 31,
               2003 and 2002; Consolidated Statements of Cash Flows--Years ended
               December 31, 2003, 2002 and 2001; Consolidated Statement of
               Changes in Shareholders' Equity--Years ended December 31, 2003,
               2002 and 2001.

15(a)(2)  --   The following is a list of the consolidated financial statement schedules of Sotheby's Holdings, Inc. and subsidiaries required by
               Item 15(d): Schedule II--Valuation and Qualifying Accounts.

15(a)(3)

    3(a)  --   Amended and Restated Articles of Incorporation of Sotheby's
               Holdings, Inc., as amended, incorporated by reference to Exhibit
               4(b) to Registration Statement No. 33-26008, SEC File No. 1-9750,
               on file at the Washington, D.C. office of the Securities and
               Exchange Commission.

    3(b)  --   Amended and Restated By-Laws of Sotheby's Holdings, Inc., as
               amended, through August 3, 2000, incorporated by reference to
               Exhibit 3(b) to the Company's Annual Report on Form 10-K for the
               year ended December 31, 2000.

    4(a)  --   See Exhibits 3(a) and 3(b).

    4(b)  --   Indenture, dated as of February 5, 1999, between Sotheby's
               Holdings, Inc. and The Chase Manhattan Bank as Trustee,
               incorporated by reference to Exhibit 4(a) to the current report on
               Form 8-K, filed on February 10, 1999 with the Securities and
               Exchange Commission.

    4(c)  --   Fixed Rate Note, dated February 5, 1999, made by Sotheby's
               Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the current report on Form 8-K, filed on
               February 10, 1999 with the Securities and Exchange Commission.

    4(d)  --   Instrument of resignation, appointment and acceptance, dated as of
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

   10(e)  --   Agreement of Partnership of Acquavella Modern Art, dated May 29,
               1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary
               Art, Inc. incorporated by reference to Exhibit 10(b) to the Form
               8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the
               Washington, D.C. office of the Securities and Exchange Commission.

   10(f)  --   First Amendment to Agreement of Partnership dated December 31,
               2000, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and
               Acquavella Contemporary Art, Inc., incorporated by reference to
               Exhibit 10(m) to the Company's Annual Report on Form 10-K for the
               year ended December 31, 2000.

   10(g)  --   Second Amendment to Agreement of Partnership dated December 15,
               2001, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and
               Acquavella Contemporary Art, Inc., incorporated by reference to
               Exhibit 10(k) to the Company's Annual Report on Form 10-K for the
               year ended December 31, 2001.

   10(h)  --   Third Amendment to Agreement of Partnership dated February 10,
               2003, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and
               Acquavella Contemporary Art, Inc. incorporated by reference to
               Exhibit 10(h) to the Company's Annual Report on Form 10-K for the
               year ended December 31, 2002.

   10(i)  --   Fourth Amendment to Agreement of Partnership dated January 13,
               2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and
               Acquavella Contemporary Art, Inc.

   10(j)  --   Amended and Restated Credit Agreement, dated as of February 7,
               2003, among Sotheby's Holdings, Inc., Sotheby's Inc., Oatshare
               Limited, Sotheby's Global Trading GmbH, the Lenders named therein;
               and JPMorgan Chase Bank, as administrative agent and collateral agent, incorporated by reference to Exhibit 10(c) to the First
               Quarter 10-Q for 2003.

   10(k)  --   Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR
               Holding Corp., as Purchaser; Dated: As of December 16, 2002;
               Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the First Quarter 10-Q for 2003.

   10(l)  --   Lease between 1334 York Avenue L.P., "Landlord," and Sotheby's,
               Inc., "Tenant," February 7, 2003; Premises: 1334 York Avenue, New
               York, New York, incorporated by reference to Exhibit 10(b) to the
               First Quarter 10-Q for 2003.

   10(m)* --   Agreement between Sotheby's Holdings, Inc. and Robin Woodhead, incorporated by reference to Exhibit 10(b) to the Third Quarter
               10-Q for 2001.

   10(n)* --   Agreement between Sotheby's Holdings, Inc. and Donaldson C.
               Pillsbury, incorporated by reference to Exhibit 10(b) to the First
               Quarter 10-Q for 2002.

   10(o)* --   Employment Agreement between Sotheby's, Inc. and Mitchell
               Zuckerman, incorporated by reference to Exhibit 10(b) to the Third
               Quarter 10-Q for 2002.

   10(p)* --   Employment Agreement between Sotheby's Holdings, Inc. and Stuart
               Siegel, incorporated by reference to Exhibit 10(q) to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 2002.

   10(q)* --   Employment Agreement between Sotheby's Holdings, Inc. and William
               F. Ruprecht, incorporated by reference to Exhibit 99.1 to the
               Third Quarter 10-Q for 2003.

   10(r)* --   Employment Agreement between Sotheby's Holdings, Inc. and William
               S. Sheridan, incorporated by reference to Exhibit 99.1 to the
               Third Quarter 10-Q for 2003.

   10(s)* --   Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated April
               29, 2003.

      21  --   Subsidiaries of the Registrant

      23  --   Consent of Deloitte & Touche LLP

      24  --   Powers of Attorney

    31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (15)(b)  --   Current Report on Form 8-K: The Company filed a current report on
               Form 8-K with the Securities and Exchange Commission on October
               15, 2003.

               Current Report on Form 8-K: The Company filed a current report on Form 8-K with the Securities and Exchange Commission on November
               13, 2003.

 (15)(c)  --   The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

 (15)(d)  --   The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).

----------
* A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K

                                                                     SCHEDULE II

                    SOTHEBY'S HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                             Column A                              Column B            Column C           Column D     Column E
                             --------                             ----------   -----------------------   ----------   ---------
                                                                  Balance at   Charged to   Charged to                 Balance
                                                                   Beginning    Costs and      Other                  at End of
Description(a)                                                     of Period    Expenses     Accounts    Deductions     Period
--------------                                                    ----------   ----------   ----------   ----------   ---------
                                                                                      (Thousands of dollars)
Valuation reserve deducted in the balance sheet from the
   asset to which it applies:

   Receivables:
      2003 Allowance for doubtful accounts and credit losses...     $ 9,317      $2,510        $593        $ 4,768     $ 7,652

      2002 Allowance for doubtful accounts and credit losses...     $10,678      $1,791        $458        $ 3,610     $ 9,317

      2001 Allowance for doubtful accounts and credit losses...     $22,455      $2,548        $316        $14,641     $10,678

   Inventory:
      2003 Realizable value allowance..........................     $ 4,009      $2,779        $ --        $ 1,367     $ 5,421
      2002 Realizable value allowance..........................     $ 6,044      $1,885        $ --        $ 3,920     $ 4,009
      2001 Realizable value allowance..........................     $ 8,058      $1,947        $ 77        $ 4,038     $ 6,044

(a) The schedule above relates only to the Company's continuing operations and excludes amounts related to the Company's discontinued domestic real estate brokerage business (see Note C of Notes to Consolidated Financial Statements).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOTHEBY'S HOLDINGS, INC.


                                      By:        /s/ WILLIAM F. RUPRECHT
                                          --------------------------------------
                                                    William F. Ruprecht
Date: March 12, 2004                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                             Title                           Date
           ---------                             -----                           ----


                *                  Chairman of the Board                    March 12, 2004
--------------------------------
        Michael I. Sovern


                *                  Vice Chairman of the Board               March 12, 2004
--------------------------------
          Max M. Fisher


                *                  Deputy Chairman of the Board             March 12, 2004
--------------------------------
     Marquess Of Hartington


     /s/ WILLIAM F. RUPRECHT       President, Chief Executive Officer and   March 12, 2004
--------------------------------     Director
       William F. Ruprecht


                *                  Executive Vice President and Director    March 12, 2004
--------------------------------
        Robin G. Woodhead


                *                  Director                                 March 12, 2004
--------------------------------
   Lord Black of Crossharbour


                *                  Director                                 March 12, 2004
--------------------------------
        Michael Blakenham


                *                  Director                                 March 12, 2004
--------------------------------
         Steven B. Dodge


                *                  Director                                 March 12, 2004
--------------------------------
         Jeffrey H. Miro


                *                  Director                                 March 12, 2004
--------------------------------
    Sharon Percy Rockefeller


                *                  Director                                 March 12, 2004
--------------------------------
        Donald M. Stewart


                *                  Director                                 March 12, 2004
--------------------------------
        Robert S. Taubman


     /s/ WILLIAM S. SHERIDAN       Executive Vice President and Chief       March 12, 2004
--------------------------------      Financial Officer
        William S. Sheridan

           Signature                             Title                           Date
           ---------                             -----                           ----


      /s/ MICHAEL L. GILLIS        Senior Vice President, Controller and    March 12, 2004
--------------------------------      Chief Accounting Officer
        Michael L. Gillis


    /s/ WILLIAM S. SHERIDAN                                                 March 12, 2004
--------------------------------
      *William S. Sheridan

       As Attorney-in-Fact

                                  EXHIBIT INDEX

 Exhibit
   No.                                    Description
---------                                 -----------
   3(a)--   Amended and Restated Articles of Incorporation of Sotheby's
            Holdings, Inc., as amended, incorporated by reference to Exhibit
            4(b) to Registration Statement No. 33-26008, SEC File No. 1-9750, on
            file at the Washington, D.C. office of the Securities and Exchange
            Commission.

   3(b)-- Amended and Restated By-Laws of Sotheby's Holdings, Inc., as amended, through August 3, 2000, incorporated by reference to
            Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   4(a)--   See Exhibits 3(a) and 3(b).

   4(b)--   Indenture, dated as of February 5, 1999, between Sotheby's Holdings,
            Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.

   4(c)--   Fixed Rate Note, dated February 5, 1999, made by Sotheby's Holdings,
            Inc. in favor of Cede & Co., incorporated by reference to Exhibit
            4(b) to the current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.

   4(d)-- Instrument of resignation, appointment and acceptance, dated as of December 23, 2002, by and among Sotheby's Holdings, Inc., JPMorgan
            Chase Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee.

 10(a)*-- Sotheby's, Inc. 1988 Benefit Equalization Plan, incorporated by reference to Exhibit 10(t) to Registration Statement No. 33-17667.

 10(b)*-- Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994 incorporated by reference to Exhibit
            10(o) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1994.

 10(c)*-- Sotheby's Holdings, Inc. Performance Share Purchase Plan, incorporated by reference to Exhibit 10(a) to the Second Quarter
            Form 10-Q for 1996.

 10(d)*--   Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan
            Document, effective January 1, 2000, incorporated by reference to
            Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  10(e)--   Agreement of Partnership of Acquavella Modern Art, dated May 29,
            1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary
            Art, Inc. incorporated by reference to Exhibit 10(b) to the Form
            8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the
            Washington, D.C. office of the Securities and Exchange Commission.

  10(f)-- First Amendment to Agreement of Partnership dated December 31, 2000, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and
            Acquavella Contemporary Art, Inc., incorporated by reference to
            Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  10(g)--   Second Amendment to Agreement of Partnership dated December 15,
            2001, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and
            Acquavella Contemporary Art, Inc., incorporated by reference to
            Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  10(h)-- Third Amendment to Agreement of Partnership dated February 10, 2003, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and
            Acquavella Contemporary Art, Inc.

  10(i)-- Fourth Amendment to Agreement of Partnership dated January 13, 2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and
            Acquavella Contemporary Art, Inc. incorporated by reference to
            Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  10(j)-- Amended and Restated Credit Agreement, dated as of February 7, 2003, among Sotheby's Holdings, Inc., Sotheby's Inc., Oatshare Limited,
            Sotheby's Global Trading GmbH, the Lenders named therein; and
            JPMorgan Chase Bank, as administrative agent and collateral agent, incorporated by reference to Exhibit 10(c) to the First Quarter 10-Q for 2003.

 Exhibit
   No.                                  Description
---------                               -----------
  10(k)--   Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR
            Holding Corp., as Purchaser; Dated: As of December 16, 2002;
            Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the First Quarter 10-Q for 2003.

  10(l)--   Lease between 1334 York Avenue L.P., "Landlord," and Sotheby's,
            Inc., "Tenant," February 7, 2003; Premises: 1334 York Avenue, New
            York, New York, incorporated by reference to Exhibit 10(b) to the First Quarter 10-Q for 2003.

 10(m)*-- Agreement between Sotheby's Holdings, Inc. and Robin Woodhead, incorporated by reference to Exhibit 10(b) to the Third Quarter 10-Q for 2001.

 10(n)*--   Agreement between Sotheby's Holdings, Inc. and Donaldson C.
            Pillsbury, incorporated by reference to Exhibit 10(b) to the First Quarter 10-Q for 2002.

 10(o)*--   Employment Agreement between Sotheby's, Inc. and Mitchell
            Zuckerman, incorporated by reference to Exhibit 10(b) to the Third
            Quarter 10-Q for 2002.

 10(p)*--   Employment Agreement between Sotheby's Holdings, Inc. and Stuart
            Siegel, incorporated by reference to Exhibit 10(q) to the Company's
            Annual Report on Form 10-K for the year ended December 31, 2002.

 10(q)*--   Employment Agreement between Sotheby's Holdings, Inc. and William F.
            Ruprecht, incorporated by reference to Exhibit 99.1 to the Third
            Quarter 10-Q for 2003.

 10(r)*--   Employment Agreement between Sotheby's Holdings, Inc. and William S.
            Sheridan, incorporated by reference to Exhibit 99.1 to the Third
            Quarter 10-Q for 2003.

 10(s)*--   Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated April 29,
            2003.

     21--   Subsidiaries of the Registrant

     23--   Consent of Deloitte & Touche LLP

     24--   Powers of Attorney

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