Form 10-Q
period 2004-03-31
SOTHEBYS HOLDINGS INC
filed 2004-05-10
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 1-9750

Sotheby’s Holdings, Inc.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2478409 (I.R.S. Employer Identification No.)

38500 Woodward Avenue, Suite 100 Bloomfield Hills, Michigan (Address of principal executive offices)	48303 (Zip Code)

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

As of April 30, 2004, there were outstanding 45,102,947 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,705,593 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

SOTHEBY’S HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Auction and related revenues	$59,102	$38,133
License fee revenue	45,000	—
Other revenues	2,330	3,059
Total revenues	106,432	41,192
Expenses:
Direct costs of services	7,194	6,727
Salaries and related costs	39,239	33,533
General and administrative expenses	25,525	21,691
Depreciation and amortization expense	5,906	6,261
Retention costs	285	3,479
Net restructuring charges	119	5,791
Special charges	512	783
Total expenses	78,780	78,265
Operating income (loss)	27,652	(37,073)
Interest income	570	573
Interest expense	(8,410)	(7,137)
Other income	689	436
Income (loss) from continuing operations before taxes	20,501	(43,201)
Income tax expense (benefit)	6,970	(15,552)
Income (loss) from continuing operations	13,531	(27,649)

Discontinued operations (Note 3):
Income from discontinued operations before taxes	36,650	45
Income tax expense	13,461	16
Income from discontinued operations	23,189	29

Net income (loss)	$36,720	($27,620)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.22	($0.45)
Earnings from discontinued operations	0.38	0.00
Basic earnings (loss) per share	$0.60	($0.45)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.22	($0.45)
Earnings from discontinued operations	0.37	0.00
Diluted earnings (loss) per share	$0.59	($0.45)

Weighted average shares outstanding (in millions):
Basic	61.6	61.5
Diluted	62.1	61.5

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	March 31, 2004 (UNAUDITED)	December 31, 2003	March 31, 2003 (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$71,241	$62,498	$2,818
Restricted cash	893	8,179	4,063
Accounts receivable, net of allowance for doubtful accounts of $5,479, $6,052 and $7,633	121,178	231,968	141,000
Notes receivable and consignor advances, net of allowance for credit losses of $1,499, $1,600 and $1,533	60,177	82,253	76,053
Inventory, net	17,205	14,848	10,088
Deferred income taxes	5,117	5,117	11,980
Prepaid expenses and other current assets	51,477	45,904	42,240
Assets held for sale (Note 3)	—	29,244	22,476
Total Current Assets	327,288	480,011	310,718
Non-Current Assets:
Notes receivable	13,798	26,689	26,197
Properties, less allowance for depreciation and amortization of $101,319, $98,310 and $77,669	244,075	248,261	257,069
Goodwill	13,528	13,565	13,281
Investments	28,281	28,678	29,765
Deferred income taxes	83,236	101,684	98,779
Other assets	3,297	2,582	2,752
Total Assets	$713,503	$901,470	$738,561
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$89,045	$255,198	$112,932
Credit facility borrowings	—	20,000	25,000
Accounts payable and accrued liabilities	65,097	82,145	56,142
Deferred revenues	4,885	4,787	5,306
Accrued income taxes	4,169	4,441	3,334
York Property capital lease obligation	116	113	105
Deferred gain on sale of York Property	1,129	1,129	1,129
Settlement liabilities	12,718	5,281	36,017
Liabilities held for sale (Note 3)	—	14,794	11,776
Total Current Liabilities	177,159	387,888	251,741
Long-Term Liabilities:
Long-term debt, net of unamortized discount of $441, $461 and $516	99,559	99,539	99,484
Settlement liabilities	62,285	75,498	63,836
York Property capital lease obligation	172,139	172,169	172,257
Deferred gain on sale of York Property	20,220	20,502	21,360
Minority interest	718	—	—
Other liabilities	17,066	18,466	16,439
Total Liabilities	549,146	774,062	625,117
Shareholders’ Equity:
Common Stock, $0.10 par value	6,280	6,173	6,153

Authorized shares—125,000,000 of Class A and 75,000,000 of Class B, Issued and outstanding shares—45,098,872, 45,052,339 and 44,983,116 of Class A, and 17,705,593, 16,681,150 and 16,549,650 of Class B at March 31, 2004, December 31, 2003 and March 31, 2003, respectively

Additional paid-in capital	218,281	204,567	202,461
Accumulated deficit	(41,822)	(78,540)	(85,505)
Deferred compensation expense	(14,453)	(1,507)	—
Accumulated other comprehensive loss	(3,929)	(3,285)	(9,665)
Total Shareholders’ Equity	164,357	127,408	113,444
Total Liabilities and Shareholders’ Equity	$713,503	$901,470	$738,561

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Income (loss) from continuing operations	$13,531	($27,649)
Adjustments to reconcile income (loss) from continuing operations to net cash used by operating activities:
Depreciation and amortization expense	5,906	6,261
Deferred income tax expense (benefit)	6,401	(14,959)
Tax benefit of stock option exercises	15	—
Stock compensation expense	218	—
Asset provisions	328	(638)
Asset write-offs	55	512
Other	1,288	835
Changes in assets and liabilities:
Decrease in accounts receivable	116,094	133,695
Decrease in inventory	1,049	3,366
Increase in prepaid expenses and other current assets	(4,562)	(3,015)
(Increase) decrease in other long-term assets	(252)	82
Decrease in short-term and long-term settlement liabilities	(7,222)	(27,734)
Decrease in due to consignors	(169,179)	(155,845)
Decrease in accrued income taxes	(2,663)	(946)
Decrease in accounts payable and accrued liabilities and other liabilities	(22,594)	(44,786)
Operating cash flow from discontinued operations (Note 3)	(3,916)	1,290
Net cash used by operating activities	(65,503)	(129,531)
Investing Activities:
Funding of notes receivable and consignor advances	(43,259)	(27,275)
Collections of notes receivable and consignor advances	74,843	20,322
Capital expenditures	(3,248)	(1,408)
Proceeds from sale of SIR (Note 3)	53,863	—
Proceeds from York Property sale-leaseback	—	167,054
Decrease in investments	647	437
Decrease in restricted cash	6,746	4,799
Investing cash flow from discontinued operations (Note 3)	1,011	(3,804)
Net cash provided by investing activities	90,603	160,125
Financing Activities:
Proceeds from credit facility borrowings	65,000	85,000
Repayments of credit facility borrowings	(85,000)	(160,000)
Decrease in York Property capital lease obligation	(27)	(1,506)
Proceeds from exercise of stock options	548	—
Net cash used by financing activities	(19,479)	(76,506)
Effect of exchange rate changes on cash and cash equivalents	(110)	119
Impact of consolidating variable interest entity	327	—
Increase (decrease) in cash and cash equivalents	5,838	(45,793)
Cash and cash equivalents at beginning of period	65,403	48,656
Cash and cash equivalents at end of period	$71,241	$2,863

Cash and cash equivalents at end of period:
Continuing operations	$71,241	$2,818
Discontinued Operations	0	45
	$71,241	$2,863

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.          Basis of Presentation

The Consolidated Financial Statements included herein have been prepared by Sotheby’s Holdings, Inc. (together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto on Form 10-K for the year ended December 31, 2003.

In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”). Accordingly, the assets and liabilities of SIR are classified as held for sale in the December 31, 2003 and March 31, 2003 Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Income Statements for the three months ended March 31, 2004 and 2003 (see Note 3).

The Company has concluded that an entity with which its Finance segment has outstanding loans and to whom the Company provides management consulting services meets the definition of a variable interest entity under Financial Accounting Standards Board Interpretation No. 46, as revised. As primary beneficiary of the variable interest entity, the Company is required to consolidate the entity as of March 31, 2004. (See Note 16.)

Additionally, certain amounts in the March 31, 2003 Consolidated Balance Sheet have been reclassified from Cash to Restricted Cash to conform to the current year presentation.

In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements included herein, have been made.

2.          Seasonality of Business

The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, first and third quarter results of the Auction segment typically reflect lower Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company’s operating expenses. Auction Sales represent the aggregate hammer price of property sold at auction by the Company, which includes buyer’s premium. The table below demonstrates that approximately 80% of the Company’s Auction Sales are derived from the second and fourth quarters of the year.

	Percentage of Annual Auction Sales
	2003	2002	2001
January – March	12%	11%	13%
April – June	34%	38%	45%
July – September	7%	12%	7%
October – December	47%	39%	35%
	100%	100%	100%

3.          Discontinued Operations

In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business. On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). The License Agreement is applicable to Canada, Israel, Mexico, the United States (the “U.S.”) and certain Caribbean countries.

The total consideration paid by Cendant at closing for SIR’s company-owned real estate brokerage business and affiliate network, as well as the License Agreement and the call option discussed below was $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.6 million in transaction costs, were $94.3 million. In addition to the consideration received at closing, the License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks.

The consideration received at closing was allocated principally between: (i) SIR’s company-owned real estate brokerage business and affiliate network and (ii) the License Agreement, based on a valuation of the fair value of each of these two components. Based on this valuation, $55.1 million was allocated to SIR’s company-owned real estate brokerage business and affiliate network and $45 million was allocated to the License Agreement.

As a result of the sale of SIR’s company-owned real estate brokerage business and affiliate network, the Company recognized a pre-tax gain of $33.1 million in the first quarter of 2004, consisting of the $55.1 million in allocated proceeds less SIR’s closing book value and transaction related costs. The $33.1 million pre-tax gain is recorded within income from discontinued operations before taxes in the Company’s Consolidated Income Statements. As a result of this gain, the Company utilized approximately $12.7 million of the net Deferred Tax Asset related to its net operating loss carryforwards during the first quarter of 2004.

The $45 million of proceeds allocated to the License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned during the term of the License Agreement, as well as license fee revenue earned in the future from other potential licensing opportunities. As a result of this one-time license fee, the Company utilized approximately $15 million of the net Deferred Tax Asset related to its net operating loss carryforwards during the first quarter of 2004. The Company incurred transaction costs of approximately $2.1 million related to the consummation of the License Agreement in the first quarter of 2004, which are recorded within General and Administrative Expenses in the Consolidated Income Statements.

The other non-U.S. offices and affiliates of the Company’s real estate brokerage business, which are not significant to the Company’s overall operations, continue to operate as Sotheby’s International Realty under current management. Accordingly, the assets and liabilities of such offices and affiliates are not classified as held for sale in the Consolidated Balance Sheets, and their operating results are not reported as discontinued operations in the Consolidated Income Statements. Cendant has an option to acquire most of these offices and affiliates and a license to use the related trademarks in other countries outside the U.S. during the five-year period following February 17, 2004 for a nominal amount. The Company anticipates that Cendant will exercise this option sometime in 2004. The fair value of this option will be marked to market on a quarterly basis with any changes in fair value recorded in the Consolidated Income Statements.

The following is a summary of the operating results of SIR for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Thousands of dollars)
Revenues	$10,112	$6,428
Expenses:
Direct cost of services	635	1,197
Salaries and related costs	4,347	2,532
General and administrative expenses	1,479	2,127
Depreciation and amortization expense	—	540
Total expenses	6,461	6,396

Operating income	3,651	32

Gain on sale of domestic real estate brokerage business	33,061	—
Other (expense) income	(62)	13
Income from discontinued operations before taxes	36,650	45
Income tax expense	13,461	16
Income from discontinued operations	$23,189	$29

According to the terms of the Stock Purchase Agreement related to the transaction, the Company is due to receive amounts collected by Cendant for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the three months ended March 31, 2004, revenues from discontinued operations includes $4.4 million of such amounts.

The following is a summary of the assets and liabilities of SIR as of December 31, 2003 and March 31, 2003:

	December 31, 2003	March 31, 2003
	(Thousands of dollars)
Assets:
Cash and cash equivalents	$2,905	$45
Restricted cash	1,157	6,259
Accounts receivable, net	901	653
Properties, net	10,679	10,672
Goodwill	10,089	3,338
Other current assets	3,513	1,509
Assets held for sale	$29,244	$22,476

Liabilities:
Accounts payable and accrued liabilities	$10,956	$10,560
Other current liabilities	3,838	1,216
Liabilities held for sale	$14,794	$11,776

4.          Segment Reporting

The Company’s continuing operations are organized under two business segments – Auction and Finance. The domestic operations of the Company’s real estate brokerage business, which were sold on February 17, 2004, have been classified as discontinued operations and are no longer included in this presentation. Such operations were the principal component of the Real Estate segment. The non-U.S. offices and affiliates of the Company’s remaining real estate brokerage activities are not a reportable operating segment because they are not significant to the Company’s overall operations and are included in “All Other.” (See Note 3 for further information on discontinued operations.)

The table below presents revenues for the Company’s operating segments, as well as a reconciliation of segment revenues to total revenues from continuing operations for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(Thousands of dollars)
Auction	$59,102	$38,133
Finance	1,216	1,487
All Other	1,114	1,572
Total segment revenues	61,432	41,192
Unallocated amounts:
License fee revenue (see Note 3)	45,000	—
Total revenues from continuing operations	$106,432	$41,192

The table below presents loss before taxes for the Company’s operating segments, as well as a reconciliation of segment loss before taxes to income (loss) from continuing operations before taxes for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(Thousands of dollars)
Auction	$(19,966)	$(31,338)
Finance	(269)	(254)
All Other	(55)	(447)
Segment loss before taxes	(20,290)	(32,039)
Unallocated amounts:
License fee revenue (see Note 3)	45,000	—
License Agreement transaction costs (see Note 3) *	(2,046)	—
Unallocated expenses related to discontinued operations (see Note 3) **	—	(502)
Special charges (see Note 12)	(512)	(783)
Amortization of discount – DOJ antitrust fine (see Note 12)	(532)	(607)
Amortization of discount – Discount Certificates (see Note 12)	(715)	—
Net restructuring charges (see Note 13)	(119)	(5,791)
Retention costs	(285)	(3,479)
Income (loss) from continuing operations before taxes	$20,501	$(43,201)

*

Represents transaction costs related to the consummation of the License Agreement, which are not allocated to the Company’s operating segments. This is consistent with how the related license fee revenue is presented for segment reporting purposes.

**	Represents amounts previously allocated to the Company’s discontinued domestic real estate brokerage business, which represent expenses of the Company’s ongoing operations.

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2004, December 31, 2003 and March 31, 2003:

	March 31, 2004	December 31, 2003	March 31, 2003
	(Thousands of dollars)
Auction	$553,785	$651,150	$500,143
Finance	69,259	107,678	97,674
All Other	2,106	1,574	2,556
Total segment assets	625,150	760,402	600,373
Unallocated amounts:
Deferred tax assets	88,353	106,801	110,759
Assets held for sale (see Note 3)	—	29,244	22,476
Unallocated assets related to discontinued operations (see Note 3) *	—	5,023	4,953
Consolidated assets	$713,503	$901,470	$738,561

*	Represents amounts previously allocated to the Company’s discontinued domestic real estate brokerage businsess, which represent assets of the Company’s ongoing operations.

5.          Receivables

Accounts Receivable – Accounts Receivable primarily relates to the Company’s Auction segment. Under the standard terms and conditions of the Company’s Auction Sales, the Company is not obligated to pay consignors for items that have not been paid for by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at auction or negotiate a private sale. Accounts Receivable consists of the following as of March 31, 2004, December 31, 2003 and March 31, 2003:

	March 31, 2004	December 31, 2003	March 31, 2003
	(Thousands of dollars)
Accounts receivable	$126,657	$238,020	$148,633
Allowance for doubtful accounts	(5,479)	(6,052)	(7,633)
Total	$121,178	$231,968	$141,000

Notes Receivable and Consignor Advances – The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Although the Company’s general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in Notes Receivable and Consignor Advances are unsecured loans totaling $5.3 million, $11.3 million and $18.7 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company’s share of any profit or loss is reflected in the results of the Auction segment. The total of all such unsecured loans was $4.4 million, $7.8 million and $12.6 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At March 31, 2004, two consignor advances comprised approximately 11% each of total net Notes Receivable and Consignor Advances.

The weighted average interest rates charged on Notes Receivable and Consignor Advances were 4.7% and 5.9% for the three months ended March 31, 2004 and 2003, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended March 31,
	2004	2003
	(Thousands of dollars)

Allowance for credit losses at January 1	$1,600	$1,573
Change in loan loss provision	—	—
Write-offs	(103)	(37)
Foreign currency exchange rate changes	2	(3)
Allowance for credit losses at March 31	$1,499	$1,533

Receivable from Cendant – As of March 31, 2004, Prepaid Expenses and Other Current Assets included a $6.4 million receivable due from Cendant principally for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to the date of the sale of the Company’s domestic real estate brokerage business (see Note 3).

6.          Goodwill

Goodwill related to the Company’s continuing operations is entirely attributable to the Auction segment. For the three months ended March 31, 2004 and 2003, changes in the carrying value of such Goodwill were as follows:

	2004	2003
	(Thousands of dollars)

Balance as of January 1	$13,565	$13,215
Foreign currency exchange rate changes	(37)	66
Balance as of March 31	$13,528	$13,281

7.          Credit Arrangements

Bank Credit Facilities – On February 3, 2004, the Company extended the maturity date of its previous credit agreement (the “Amended and Restated Credit Agreement”) to March 5, 2004. On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of the Amended and Restated Credit Agreement.

Additionally, on March 4, 2004, the Company entered into a new senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). The GE Capital Credit Agreement is available through March 4, 2007 and provides for borrowings of up to $200 million provided by an international syndicate of lenders.

Borrowings under the GE Capital Credit Agreement are available for the funding of the Company’s ordinary working capital requirements and general corporate needs. The Company paid commitment and arrangement fees of $3.0 million related to the GE Capital Credit Agreement, which are being amortized to interest expense over the three-year term of the agreement.

The Company’s obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the United Kingdom (the “U.K.”). The GE Capital Credit Agreement also contains financial covenants requiring the Company to not exceed $10 million in annual capital expenditures and to have a quarterly fixed charge coverage ratio of not less than 1.0. The financial covenant relating to capital expenditures is first effective for the year ending December 31, 2004, while the financial covenant relating to the fixed charge coverage ratio tests is first effective for the quarter ended June 30, 2004. The GE Capital Credit Agreement also has a covenant that prohibits the Company from making dividend payments. The Company is in compliance with its covenants.

At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.75%. Beginning on March 31, 2005, the applicable interest rate charged for borrowings under the GE Capital Revolving Facility may be adjusted up or down depending on the Company’s performance under the quarterly fixed charge coverage ratio tests.

As of March 31, 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement. As of December 31, 2003 and March 31, 2003, the Company had outstanding borrowings of $20 million and $25 million, respectively, under the Amended and Restated Credit Agreement.

For the three months ended March 31, 2004 and 2003, the weighted average interest rates charged on outstanding borrowings were approximately 6.2% and 6.0%, respectively.

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

Interest Expense – For the three months ended March 31, 2004 and 2003, interest expense related to the Company’s continuing operations was $8.4 million and $7.1 million, respectively, and consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(Thousands of dollars)
Credit Facility Borrowings:
Interest expense on outstanding borrowings	$298	$982
Amortization of credit facility fees	341	780
Sub-total	639	1,762

Interest expense on York Property capital lease obligation	4,479	2,678
Interest expense on long-term debt	1,738	1,737
Amortization of discount – to DOJ antitrust fine (see Note 12)	532	607
Amortization of discount – Discount Certificates (see Note 12)	715	—
Other interest expense	307	353
Total	$8,410	$7,137

Other interest expense principally relates to interest accrued on the unfunded obligation under the Company’s Benefit Equalization Plan.

8.          Defined Benefit Pension Plan

The Company makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Plan”). For the three months ended March 31, 2004 and 2003, the components of net periodic pension cost were as follows:

	Three Months Ended March 31,
	2004	2003
	(Thousands of dollars)
Service cost	$1,672	$1,434
Interest cost	2,802	2,262
Expected return on plan assets	(4,128)	(3,492)
Amortization of prior service cost	67	58
Amortization of actuarial loss	263	—
Amortization of transitional asset	—	(2)
Sub-total	676	260
Special termination benefits	13	245
Net periodic pension cost	$689	$505

The special termination benefits were reflected in the Consolidated Income Statements as part of Net Restructuring Charges (see Note 13).

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, total contributions to the U.K. Plan in 2004 are expected to be approximately $2.8 million. During the first quarter of 2004, total contributions to the U.K. Plan were approximately $0.7 million.

Effective April 1, 2004, the U.K. Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees.

9.          Derivative Instruments

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

The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company’s exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Company’s Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.”

As of March 31, 2004, the Consolidated Balance Sheets included approximately $0.7 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts. As of December 31, 2003 and March 31, 2003, the Consolidated Balance Sheets included approximately $0.3 million and $0.2 million, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts.

10.       Commitments and Contingencies

Letters of Credit – As of March 31, 2004, the Company had outstanding letters of credit of approximately $1.7 million primarily relating to rental obligations.

Employment Agreements – During the second half of 2003 the Company entered into employment agreements with a number of employees, which expire in June 2006. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses which are payable only if specified Company and individual goals are attained. The aggregate commitment for future salaries for the entire three-year period, excluding incentive bonuses, is approximately $10.1 million, of which approximately $2.8 million had been paid through May 1, 2004.

Lending Commitments – In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects (see Note 5). Unfunded commitments to extend additional credit were approximately $36.6 million at March 31, 2004.

Legal Actions – The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie’s for auction services.

The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

In the opinion of management, the contingencies described above are not currently expected to have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

(See Notes 11 and 12 for other commitments. See Note 11 for other contingencies.)

11.       Auction Guarantees

On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to loan a portion of the guaranteed amount prior to the auction.

In the first quarter of 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for guarantees issued or modified after December 31, 2002.

As of March 31, 2004, the Company had outstanding auction guarantees totaling approximately $104.9 million, the property relating to which had a mid-estimate sales price of approximately $123.9 million. The Company’s net exposure under such guarantees totaled approximately $58.6 million, which consists of the aggregate gross guarantee amount of $104.9 million less partner shares. The property under such guarantees is being offered at auction in May 2004. As of March 31, 2004, $14.6 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company has recorded its $8.9 million share within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note 5). As of March 31, 2004 and 2003, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.7 million and $0.1 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

As of May 7, 2004, the Company had outstanding auction guarantees totaling approximately $29.2 million, the property relating to which had a mid-estimate sales price of approximately $37.7 million. The Company’s net exposure under such guarantees totaled approximately $17.4 million, which consists of the aggregate gross guarantee amount of $29.2 million less partner shares. The property under such guarantees will be offered at auction later this spring. As of May 7, 2004, $17.3 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company’s share was $11.1 million.

12.       Special Charges and Settlement Liabilities

Special Charges – For the three months ended March 31, 2004 and 2003, the Company recorded the following Special Charges related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil antitrust litigation:

	Three Months Ended March 31,
	2004	2003
	(Thousands of dollars)
Loss on redemption of Discount Certificates	$199	$—
Settlement administration costs	163	—
Legal and other professional fees	150	533
Settlement of U.S. Antitrust Litigation opt out claim	—	250
Total	$512	$783

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

Settlement Liabilities – In accordance with the U.S. Antitrust Litigation settlement agreement, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the amount that was recorded in Special Charges in the third quarter of 2000. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of March 31, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $60.6 million and the carrying value of such Discount Certificates was $50.9 million.

In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Special Charges of $34.1 million, which represents the present value of the fine payable. The $10.9 million discount on the amount due is being amortized to interest expense over the five-year period during which the fine is being paid. As of March 31, 2004, the Company had funded $18 million of the fine payable as follows: $3 million in each of June 2001 and February 2002, and $6 million in each of February 2003 and February 2004. The remaining $27 million of the fine is payable as follows: $12 million due on February 6, 2005 and $15 million due on February 6, 2006. As of March 31, 2004, the carrying value of the fine payable to the DOJ was $24.1 million.

As of March 31, 2004, December 31, 2003 and March 31, 2003, Settlement Liabilities consisted of the following:

	March 31, 2004	December 31, 2003	March 31, 2003
	(Thousands of dollars)
Current:
International Antitrust Litigation	$—	$—	$20,000
Discount Certificates (net)	2,600	1,330	10,300
DOJ antitrust fine (net)	10,118	3,951	3,717
U.S. Antitrust Litigation opt out claim	—	—	2,000
Sub-total	12,718	5,281	36,017
Long-term:
Discount Certificates (net)	48,267	49,845	39,700
DOJ antitrust fine (net)	14,018	25,653	24,136
Sub-total	62,285	75,498	63,836
Total	$75,003	$80,779	$99,853

The current portion of the liability for the Discount Certificates is based on management’s estimate of redemptions expected during the twelve-month period after the current balance sheet date.

Amounts charged to Settlement Liabilities during the three months ended March 31, 2004 were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)
Liability at January 1, 2004	$51,175	$29,604	$80,779
Cash payment to DOJ	—	(6,000)	(6,000)
Redemption of Discount Certificates	(1,222)	—	(1,222)
Amortization of discount	715	532	1,247
Loss on redemption of Discount Certificates	199	—	199
Liability at March 31, 2004	$50,867	$24,136	$75,003

13.       Net Restructuring Charges

During the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the “2002 Restructuring Plan”). The goal of the 2002 Restructuring Plan was to improve profitability through further cost savings and other strategic actions.

In December 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million in the fourth quarter of 2002, principally consisting of $4.0 million in employee termination benefits, as well as $0.2 million in lease termination and other costs. These headcount reductions impacted the Auction segment primarily in North America, as well as certain corporate departments.

In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. As a result, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of approximately $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company received no future economic benefit and approximately $0.5 million for impairment losses related to certain technology assets. This phase of the 2002 Restructuring Plan resulted in the termination of approximately 30 employees in the Company’s Auction segment.

During 2003, as part of the 2002 Restructuring Plan, management committed to approximately 40 additional headcount reductions in Europe in the Auction segment. As a result, the Company recorded restructuring charges of $3.7 million and $0.5 million in the first and fourth quarters of 2003, respectively, for employee termination benefits. Additionally, in the first quarter of 2004, the Company recorded restructuring charges of $0.1 million for employee termination benefits, lease termination costs and other incremental costs incurred in the first quarter of 2004 related to this phase of the 2002 Restructuring Plan.

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

The liability related to the 2002 Restructuring Plan is recorded within Accounts Payable and Accrued Liabilities in the Company’s Consolidated Balance Sheets. Amounts charged to the restructuring liability through March 31, 2004 were as follows:

	Employee Termination Benefits	Lease and Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)
Restructuring charges	$4,007	$124	$—	$50	$4,181
Cash payments	(46)	—	—	—	(46)
Foreign currency exchange rate changes	8	—	—	—	8
Liability at December 31, 2002	3,969	124	—	50	4,143
Restructuring charges	5,219	500	495	319	6,533
Asset write-offs	—	—	(495)	—	(495)
Cash payments	(6,502)	(621)	—	(343)	(7,466)
Adjustments to liability	(1,471)	(3)	—	(25)	(1,499)
Foreign currency exchange rate changes	311	—	—	—	311
Liability at December 31, 2003	1,526	—	—	1	1,527
Restructuring charges	40	47	—	32	119
Cash payments	(1,380)	—	—	(27)	(1,407)
Foreign currency exchange rate changes	(28)	—	—	—	(28)
Liability at March 31, 2004	$158	$47	$—	$6	$211

The remaining liability related to the 2002 Restructuring Plan is currently expected to be paid out by the end of 2004.

14.       Comprehensive Income (Loss)

The Company’s comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three months ended March 31, 2004 and 2003, comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2004	2003
	(Thousands of dollars)
Net income (loss)	$36,720	$(27,620)
Other comprehensive (loss) income – net of taxes	(644)	642
Comprehensive income (loss)	$36,076	$(26,978)

15.       Stock-Based Compensation

Stock Option Plans – The Company accounts for the 1987 Stock Option Plan and 1997 Stock Option Plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
	(Thousands of dollars, except per share data)
Net income (loss), as reported	$36,720	$(27,620)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effects	144	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,148)	(2,072)
Pro forma net income (loss)	$35,716	$(29,692)
Earnings (loss) per share:
Basic earnings (loss) per share – as reported	$0.60	$(0.45)
Basic earnings (loss) per share – pro forma	$0.58	$(0.48)
Diluted earnings (loss) per share – as reported	$0.59	$(0.45)
Diluted earnings (loss) per share – pro forma	$0.58	$(0.48)

Option Exchange Program – In February 2003, the Compensation Committee of the Board of Directors approved an exchange offer of cash or restricted stock under the 2003 Restricted Stock Plan for stock options to eligible employees that held certain stock options under the Company’s 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered by the Company on March 1, 2004 and expired on March 31, 2004.

The determination as to whether an individual received restricted stock or cash was dependent upon the number of underlying eligible options that each employee held. The amount of restricted stock that was issued or cash that was paid to each employee under the Exchange Offer was calculated using a discounted option pricing valuation model based on the number of eligible options held. The total amount of options that were cancelled as a result of the Exchange Offer was approximately 5.3 million and the number of shares of restricted stock that were issued was approximately 1.0 million shares. These shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company’s Class A Common Stock on March 31, 2004 ($12.85) and are being expensed over a four-year vesting period. The total amount of the compensation expense related to the restricted stock issuance, assuming that all restricted shares vest, will be approximately $13.2 million. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million, which was expensed in full upon acceptance on March 31, 2004.

16.       Variable Interest Entity

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued a revision to FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was originally issued in January 2003. FIN 46, as revised, provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46, as revised, became effective for financial statements issued after December 15, 2003. FIN 46, as revised, is effective for all other entities created prior to February 1, 2003 beginning with financial statements for reporting periods ending after March 15, 2004.

FIN 46, as revised, requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

The Company has concluded that an entity with which its Finance segment has outstanding loans of approximately $3.5 million and to whom the Company provides management consulting services meets the definition of a VIE under FIN 46, as revised. As primary beneficiary of the VIE, the Company is required to consolidate the entity as of March 31, 2004.

The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of March 31, 2004 is inventory with a carrying value of approximately $4.0 million. Such inventory consists entirely of artwork and is the collateral for the outstanding loans discussed above. The Company has no equity investment in the entity.

The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of December 31, 2003, the entity had total assets of $7.1 million, total liabilities of $6.4 million and capital of $0.7 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Note 4 (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Seasonality

The worldwide art auction market has two principal selling seasons, spring and fall. Accordingly, first and third quarter results of the Auction segment typically reflect lower Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company’s operating expenses. (See Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

Use of Non-GAAP Financial Measures

GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Results of Operations are financial measures presented in accordance with GAAP and also on a non-GAAP basis. When material, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are provided on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates since the prior year. Management believes the use of this non-GAAP financial measure provides a more meaningful discussion and analysis of material fluctuations in the Company’s operating results. Additionally, management utilizes this non-GAAP financial measure in analyzing its operating results.

Overview

In the first half of 2003, global economic uncertainties partially attributable to the impending war with Iraq had an adverse impact on the key property gathering period for the spring auction season and negatively impacted the Company’s results of operations, as discretionary sellers postponed selling plans and buyers took a more cautious approach to their collecting. In the autumn of 2003, however, as public confidence improved along with the quality and quantity of consignments around the world, the international art market recovered and the Company experienced significantly better results in the fourth quarter of 2003 and the first quarter of 2004 when compared to the same periods in the prior years. Management currently expects the recovery in the international art market to continue. (See statement on Forward Looking Statements).

For the three months ended March 31, 2004, pre-tax income from continuing operations was $20.5 million compared to a pre-tax loss from continuing operations of ($43.2) million for the same period in 2003. The improvement in first quarter results was principally due to a $45 million one-time license fee earned in conjunction with the sale of the Company’s domestic real estate brokerage business (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”) Also favorably impacting the first quarter of 2004 was an $11.4 million improvement in results from the Auction segment principally due to the landmark private sale of the Forbes Collection of Faberge; as well as a significant decrease in restructuring charges and employee retention costs.

For the three months ended March 31, 2004, the Company’s pre-tax income from discontinued operations was $36.7 million; a significant improvement when compared to the same period in 2003 when the Company’s discontinued operations essentially broke even. The significant improvement in first quarter results was principally due to a pre-tax gain of $33.1 million recognized on the sale of the Company’s domestic real estate brokerage business. Also favorably impacting the comparison to the prior year is a $3.7 million, or 57%, increase in real estate brokerage commissions.

Please refer to the discussion below for a more detailed discussion of the significant factors impacting the Company’s results during the first quarter of 2004.

Sale of Sotheby’s International Realty, Inc.

In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”). On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). SIR was the principal component of the Company’s Real Estate segment.

In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). The License Agreement is applicable to Canada, Israel, Mexico, the United States (the “U.S.”) and certain Caribbean countries.

The total consideration paid by Cendant at closing for SIR’s company-owned real estate brokerage business and affiliate network, as well as the License Agreement and the call option discussed below was $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.6 million in transaction costs, were $94.3 million. In addition to the consideration received at closing, the License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. (See “Liquidity and Capital Resources” below for a discussion of the Company’s expected use of these proceeds.)

The consideration received at closing was allocated principally between: (i) SIR’s company-owned real estate brokerage business and affiliate network and (ii) the License Agreement, based on a valuation of the fair value of each of these two components. Based on this valuation, $55.1 million was allocated to SIR’s company-owned real estate brokerage business and affiliate network and $45 million was allocated to the License Agreement.

As a result of the sale of SIR’s company-owned real estate brokerage business and affiliate network, the Company recognized a pre-tax gain of $33.1 million in the first quarter of 2004, consisting of the $55.1 million in allocated proceeds less SIR’s closing book value and transaction related costs. The $33.1 million pre-tax gain is recorded within income from discontinued operations before taxes in the Company’s Consolidated Income Statements. As a result of this gain, the Company utilized approximately $12.7 million of the net deferred tax asset related to its net operating loss carryforwards during the first quarter of 2004.

The $45 million of proceeds allocated to the License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned during the term of the License Agreement, as well as license fee revenue earned in the future from other potential licensing opportunities. As a result of this one-time license fee, the Company utilized approximately $15 million of the net deferred tax asset related to its net operating loss carryforwards during the first quarter of 2004. The Company incurred transaction costs of approximately $2.1 million related to the consummation of the License Agreement in the first quarter of 2004, which are recorded within general and administrative expenses in the Consolidated Income Statements.

The other non-U.S. offices and affiliates of the Company’s real estate brokerage business, which are not significant to the Company’s overall operations, continue to operate as Sotheby’s International Realty under current management. Accordingly, the assets and liabilities of such offices and affiliates are not classified as held for sale in the Consolidated Balance Sheets, and their operating results are not reported as discontinued operations in the Consolidated Income Statements. Cendant has an option to acquire most of these offices and affiliates and a license to use the related trademarks in other countries outside the U.S. during the five-year period following February 17, 2004 for a nominal amount. The Company anticipates that Cendant will exercise this option sometime in 2004. The fair value of this option will be marked to market on a quarterly basis with any changes in fair value recorded in the Consolidated Income Statements.

(See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Revenues

For the three months ended March 31, 2004 and 2003, revenues from continuing operations consisted of the following:

	2004	2003	$ Change	% Change
	(Thousands of dollars)

Auction and related revenues:
Auction commission revenues	$38,585	$32,281	$6,304	20%
Auction expense recoveries	1,603	1,800	(197)	(11)%
Private treaty revenues	13,262	1,236	12,026	*
Principal activities	2,235	(210)	2,445	*
Catalogue subscription revenues	2,143	1,850	293	16%
Other	1,274	1,176	98	8%
Total auction and related revenues	59,102	38,133	20,969	55%

License fee revenue	45,000	—	45,000	*

Other revenues:
Finance segment revenues	1,216	1,487	(271)	(18)%
Other	1,114	1,572	(458)	(29)%
Total other revenues	2,330	3,059	(729)	(24)%

Total revenues	$106,432	$41,192	$65,240	*

Key performance indicators:
Auction Sales **	$233,197	$200,922	$32,275	16%
Auction commission margin ***	19.2%	18.6%	N/A	3%
Average loan portfolio – Finance segment	$95,045	$94,843	$202	—

*	Represents an increase in excess of 100%.
**	Represents the aggregate hammer price of property sold at auction, which includes buyer’s premium.
***	Represents total auction commission revenues as a percentage of the hammer price of property sold at auction during the period.

Auction and Related Revenues

In the first quarter of 2004, auction and related revenues increased $21.0 million, or 55%, to $59.1 million when compared to the same period in 2003. During the first quarter of 2004, the favorable impact of foreign currency translations on auction and related revenues was $3.6 million. Excluding the impact of favorable foreign currency translations, auction and related revenues increased $17.4 million, or 46%, to $55.5 million. This increase was principally due to higher private treaty revenues, auction commission revenues and principal activities, as explained below.

Private Treaty Revenues – In the first quarter of 2004, private treaty revenues increased $12.0 million to $13.3 million when compared to the same period in 2003 principally due to the landmark private sale of the Forbes Collection of Faberge, which was originally scheduled to be sold at auction in April 2004. Also favorably impacting the comparison to the prior year were the private sale of Raphael’s “Madonna of the Pinks” to the National Gallery in London and private sales from a collection of masterpiece sculpture that was on exhibit at the exclusive Isleworth Club in Florida. The overall higher level of private treaty activity in the first quarter of 2004 reflects the traditionally variable nature of such sales, as well as management’s expanded efforts in this area.

Auction Commission Revenues – In the first quarter of 2004, auction commission revenues increased $6.3 million, or 20%, to $38.6 million when compared to the same period in 2003. During the first quarter of 2004, the favorable impact of foreign currency translations on auction commission revenues was $3.1 million. Excluding the impact of favorable foreign currency translations, auction commission revenues increased $3.2 million, or 10%, to $35.5 million. This increase was principally due to a $2.0 million increase in buyer’s premium revenues and a $0.7 million increase in seller’s commissions, both largely attributable to the overall increase in Auction Sales discussed below.

Principal Activities – In certain situations, the Company finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. The level of principal activities in a period is largely attributable to the economic environment, the supply of quality property available for investment and resale and the demand by buyer’s for such property. In the first quarter of 2004, principal activities increased $2.4 million compared to the same period in 2003 principally due to a $2.2 million gain on the sale of such property, for which there was no comparable event in the prior year.

Auction Sales – For the three months ended March 31, 2004, worldwide Auction Sales totaled $233.2 million, an increase of $32.3 million, or 16%, when compared to the same period in 2003. For the three months ended March 31, 2004, the favorable impact of foreign currency translations on Auction Sales was approximately $20.3 million. Excluding the impact of favorable foreign currency translations, Auction Sales increased $12.0 million, or 6%, to $212.9 million.

The higher level of Auction Sales during the first quarter of 2004 was due in part to a $9.1 million, or 14%, increase in the winter Impressionist and Contemporary sales in London. The comparison to the prior period was also positively influenced by several sales in London during the first quarter of 2004 for which there were no comparable sales in the same period of the prior year, including the German and Austrian Paintings, Works on Paper, and Surrealist Art sales, which totaled $24.8 million. These increases were partially offset by a $15.9 million decrease in the winter Old Masters Paintings sale in New York, which in 2003 included the sale of Andrea Mantegna’s “Descent into Limbo” for $28.6 million. Also offsetting the overall increase in Auction Sales was a $9.7 million decline in Auction Sales attributable to single-owner collections.

Auction Commission Margin – In the first quarter of 2004, auction commission margin increased slightly to 19.2% compared to the same period in 2003. This increase was primarily due to a favorable change in sales mix in the current year. Typically, auction commission margins are higher for low value works of art or collections, while higher valued property earns relatively lower margins.

License Fee Revenue

In the first quarter of 2004, the Company recognized revenue of $45 million related to a one-time license fee received as consideration for entering into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks. (See “Sale of Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Other Revenues

In the first quarter of 2004, other revenues decreased $0.7 million, or 24%, compared to the same period in 2003. This decrease was principally due to a $0.8 million reduction in art education revenues resulting from the sale of the Company’s United Kingdom (“U.K.”) art education business in the third quarter of 2003, as well as a $0.3 million decrease in Finance segment revenues, as discussed in more detail below.

Finance Segment Revenues – In the first quarter of 2004, revenues from the Finance segment decreased $0.3 million, or 18%, compared to the same period in 2003 principally due to lower interest rates earned on the loan portfolio.

Average Loan Portfolio – In the first quarter of 2004, the Finance segment’s average loan portfolio balance was approximately $95 million, representing a nominal increase from the same period in 2003. As discussed in more detail below under “Liquidity and Capital Resources,” the Company’s present intention is to expand the Finance segment’s loan portfolio in an effort to attract more auction consignments and thus increase revenues from both the Auction and Finance segments. (See statement on Forward Looking Statements.)

Expenses

For the three months ended March 31, 2004 and 2003, expenses from continuing operations consisted of the following:

	2004	2003	$ Change	% Change
	(Thousands of dollars)
Direct costs of services	$7,194	$6,727	$467	7%
Salaries and related costs	39,239	33,533	5,706	17%
General and administrative expenses	25,525	21,691	3,834	18%
Depreciation and amortization expense	5,906	6,261	(355)	(6)%
Retention costs	285	3,479	(3,194)	(92)%
Net restructuring charges	119	5,791	(5,672)	(98)%
Special charges	512	783	(271)	(35)%
Total expenses	$78,780	$78,265	$515	1%

Direct Costs of Services

In the first quarter of 2004, direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) increased $0.5 million, or 7%, to $7.2 million when compared to the same period in 2003. During the first quarter of 2004, the unfavorable impact of foreign currency translations on direct costs was $0.6 million. Excluding the impact of unfavorable foreign currency translations, direct costs decreased $0.1 million, or 1%, to $6.6 million. The slight decrease was principally due to $0.6 million in cost reductions achieved as a result of the elimination of direct costs associated with the Company’s former e-commerce and U.K. art education activities; almost entirely offset by incremental direct costs associated with the higher level of private treaty transactions and Auction Sales in the first quarter of 2004.

Salaries and Related Costs

For the three months ended March 31, 2004 and 2003, salaries and related costs consisted of the following:

	2004	2003	$ Change	% Change
	(Thousands of dollars)
Full-time salaries	$25,091	$24,530	$561	2%
Employee benefits	4,618	3,862	756	20%
Payroll taxes	2,967	2,681	286	11%
Option Exchange	2,150	—	2,150	*
Incentive bonus costs	1,425	255	1,170	*
Other	2,988	2,205	783	36%
Total salaries and related costs	$39,239	$33,533	$5,706	17%
*	Represents an increase in excess of 100%.

In the first quarter of 2004, salaries and related costs increased $5.7 million, or 17%, to $39.2 million when compared to the same period in 2003. During the first quarter of 2004, the unfavorable impact of foreign currency translations on salaries and related costs was $2.6 million. Excluding the impact of unfavorable foreign currency translations, salaries and related costs increased $3.1 million, or 9%, to $36.6 million. This increase was principally due to costs associated with the option exchange program, as well as higher incentive bonus costs and employee benefits; partially offset by lower full-time salaries (excluding the impact of unfavorable foreign currency translations), as explained below.

Option Exchange Program – In February 2003, the Compensation Committee of the Board of Directors approved an exchange offer of cash or restricted stock under the 2003 Restricted Stock Plan for stock options to eligible employees that held certain stock options under the Company’s 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered by the Company on March 1, 2004 and expired on March 31, 2004.

The determination as to whether an individual received restricted stock or cash was dependent upon the number of underlying eligible options that each employee held. The amount of restricted stock that was issued or cash that was paid to each employee under the Exchange Offer was calculated using a discounted option pricing valuation model based on the number of eligible options held. The total amount of options that were cancelled as a result of the Exchange Offer was approximately 5.3 million and the number of shares of restricted stock that were issued was approximately 1.0 million shares. These shares were issued upon acceptance of the Exchange Offer at the closing market price of the

Company’s Class A Common Stock on March 31, 2004 ($12.85) and are being expensed over a four-year vesting period. The total amount of the compensation expense related to the restricted stock issuance, assuming that all restricted shares vest, will be approximately $13.2 million. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million, which was expensed in full upon acceptance on March 31, 2004.

Incentive Bonus Costs – In the first quarter of 2004, incentive bonus costs increased $1.2 million compared to the same period in 2003 principally due to performance-based compensation awarded in connection with the high level of private treaty transactions during the period, as discussed above.

Employee Benefits – In the first quarter of 2004, employee benefits increased $0.8 million, or 20%, compared to the same period in 2003 principally due to $0.6 million in severance costs related to headcount reductions in Continental Europe, as well as a $0.4 million increase in costs related to the Company’s defined benefit pension plan for U.K. employees (see Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). These increases were partially offset by lower employee benefits resulting from headcount reductions subsequent to March 31, 2003.

Full-Time Salaries – In the first quarter of 2004, full-time salaries increased $0.6 million, or 2%, to $25.1 million when compared to the same period in 2003. During the first quarter of 2004, the unfavorable impact of foreign currency translations on full-time salaries was $1.7 million. Excluding the impact of favorable foreign currency translations, full-time salaries decreased $1.1 million, or 4%, to $23.4 million. This decrease was principally due to savings achieved as a result of headcount reductions subsequent to March 31, 2003.

General and Administrative Expenses

In the first quarter of 2004, general and administrative expenses increased $3.8 million, or 18%, to $25.5 million when compared to the same period in 2003. During the first quarter of 2004, the unfavorable impact of foreign currency translations on general and administrative expenses was $1.5 million. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses increased $2.3 million, or 11%, to $24 million. This increase was principally due to significantly higher professional fees primarily resulting from $2.1 million of transaction costs related to the consummation of the License Agreement (see “Sale of Sotheby’s International Realty, Inc.” above and

Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and, to a lesser extent, professional fees related to the ongoing implementation of Section 404 of the Sarbanes-Oxley Act. The higher level of professional fees is partially offset by reduced travel and entertainment expenses and lower costs associated with the Company’s computer systems and related telecommunications infrastructure.

Depreciation and Amortization Expense

In the first quarter of 2004, depreciation and amortization expense decreased $0.4 million, or 6%, compared to the same period in 2003 principally due to technology assets that became fully depreciated subsequent to the first quarter of 2003.

Retention Costs

In 2001 and 2002, the Company implemented retention programs that provided cash awards payable to a group of key employees upon fulfillment of full-time employment through certain dates. All amounts related to the retention programs were amortized over the related contractual service periods. For the three months ended March 31, 2004 and 2003, the Company recognized retention costs of $0.3 million and $3.5 million, respectively.

The final cash payment of $0.4 million due under the retention programs was made in January 2004 and, as a result, the retention programs have concluded.

Net Restructuring Charges

During the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the “2002 Restructuring Plan”). The goal of the 2002 Restructuring Plan was to improve profitability through further cost savings and other strategic actions, as described below. Net annual cost savings achieved as a result of the 2002 Restructuring Plan are approximately $17 million. See below for a more detailed discussion of these cost savings.

In December 2002, the Company committed to the termination of approximately 60 employees as a result of the 2002 Restructuring Plan and recorded restructuring charges of $4.2 million in the fourth quarter of 2002, principally consisting of $4.0 million in employee termination benefits, as well as $0.2 million in lease termination and other costs. These headcount reductions impacted the Auction segment primarily in North America, as well as certain corporate departments. Estimated annual savings achieved in salaries and related costs as a result of the headcount reductions and attrition were approximately $5 million.

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

During 2003, as part of the 2002 Restructuring Plan, management committed to approximately 40 additional headcount reductions in Europe in the Auction segment. As a result, the Company recorded restructuring charges of $3.7 million and $0.5 million in the first and fourth quarters of 2003, respectively, for employee termination benefits. Additionally, in the first quarter of 2004, the Company recorded restructuring charges of $0.1 million for employee termination benefits, lease termination costs and other incremental costs incurred in the first quarter of 2004 related to this phase of the 2002 Restructuring Plan. These actions resulted in estimated annual cost savings of approximately $4 million, which have been achieved principally through lower salaries and related costs.

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

(See Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”).

Special Charges

For the three months ended March 31, 2004 and 2003, the Company recorded special charges of $0.5 million and $0.8 million, respectively, related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil antitrust litigation.

(See Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information on special charges.)

Net Interest Expense

Net interest expense increased $1.3 million, or 19%, in the first quarter of 2004 compared to the same period in 2003. This increase was primarily due to $1.8 million in additional interest expense related to the York Property capital lease obligation, which was initially recorded in February 2003, as well as $0.7 million for the amortization of interest expense related to the vendor’s commission discount certificates issued as part of the U.S. Antitrust Litigation settlement (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). These increases were partially offset by a $1.1 million reduction in interest expense associated with the Company’s credit facility principally as a result of decreased average outstanding borrowings and lower amortization of credit facility fees.

(See Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Income Tax Expense (Benefit)

The effective tax expense rate for continuing operations was approximately 34% for the three months ended March 31, 2004, compared to an effective tax benefit rate of approximately 36% for the same period in 2003.

OUTLOOK

As a result of an improving economy and art market, management currently expects the Company’s auction sales for the second quarter of 2004 to be in the range of 50% to 75% higher than in the comparable period of the prior year. Although management is also expecting a significant increase in auction and related revenues when compared to the prior period, the overall increase will be influenced by the impact of lower auction commission margins due to the fact that a significant portion of the anticipated increase in Auction Sales is at the high end of the Company’s business where auction commission margins are traditionally lower. Several of the Impressionist and Contemporary collections offered in the Spring auction season carry lower auction commission margins than comparable sales in the recent past. This is due to competitive factors, as well as the Company’s decision to reduce its auction guarantee risk through sharing arrangements with partners whereby the Company reduces its financial exposure under the auction guarantee in exchange for sharing the auction commissions with the partner (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

Management remains committed to further reducing costs. Accordingly, the Company continues to analyze, and when sensible, implement solutions that can bring efficiencies and cost savings to its business. For example, management is continuing to analyze its current premises, in particular the York Property, for both its current and future business needs in an effort to reduce its overhead costs. In addition, over the last few years the Company has made strategic investments in its information systems and technology portfolio, upgrading its architecture to become more robust and contemporary. Such change has enabled the Company to be more efficient which contributed to some of its cost savings. With the planned implementation of an inventory management and sale system in the third quarter of 2004, the Company currently plans to focus its information technology resources on refining the various systems put into place in order to achieve their full benefit. As a result, the Company expects to achieve further efficiencies and cost savings over the next few years as it realizes the benefits of the capital investments that have been made.

(See statement on Forward Looking Statements.)

FINANCIAL CONDITION AS OF MARCH 31, 2004

This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements.”)

For the three months ended March 31, 2004, total cash and cash equivalents related to the Company’s continuing and discontinued operations increased approximately $5.8 million primarily due to the factors discussed below.

Net cash used by operations was approximately $65.5 million during the first quarter of 2004 and was due in part to a $22.6 million decrease in accounts payable and accrued liabilities, as well as the funding of $6 million of the fine payable to the DOJ (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”); partially offset by net income from the Company’s continuing operations. Also influencing cash used by operations during the period was a $169.2 million decrease in due to consignors, partially offset by a $116.1 million decrease in accounts receivable, both principally resulting from the settlement of auction sales occurring in the fourth quarter of 2003.

Net cash provided by investing activities was approximately $90.6 million during the first quarter of 2004 and was principally due to the collection of maturing client loans during the first quarter of 2004, as well as the proceeds received from the sale of the Company’s domestic real estate brokerage business on February 17, 2004 (see “Sale of Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”) These investing cash inflows were partially offset by the funding of new client loans and auction guarantees.

Net cash used by financing activities was approximately $19.5 million during the first quarter of 2004 and was principally due to the net repayment of credit facility borrowings.

The Company has concluded that an entity with which its Finance segment has outstanding loans and to whom the Company provides management consulting services meets the definition of a variable interest entity under Financial Accounting Standards Board Interpretation No. 46, as revised. As primary beneficiary of the variable interest entity, the Company is required to consolidate the entity as of March 31, 2004. (See Note 16 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s material contractual obligations and commitments as of March 31, 2004.

	Payments Due by Period
	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)
Long-term debt (1):
Principal payments	$100,000	$—	$—	$100,000	$—
Interest payments	33,802	6,875	13,750	13,177	—
Sub-total	133,802	6,875	13,750	113,177	—
Other commitments:
York Property capital lease obligation	420,478	18,025	37,605	38,887	325,961
Operating lease obligations	88,879	14,063	22,987	15,424	36,405
DOJ antitrust fine (2)	27,000	12,000	15,000	—	—
Auction guarantees (3)	58,612	58,612	—	—	—
Employment agreements (4)	7,594	3,375	4,219	—	—
Sub-total	602,563	106,075	79,811	54,311	362,366
Total	$736,365	$112,950	$93,561	$167,488	$362,366

(1)

Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s long-term debt. (See Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(2)	Represents the remaining fine payable to the DOJ. (See Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)
(3)

On certain occasions, the Company will guarantee to the consignor a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. The amount disclosed in the table above consists of approximately $104.9 million in gross auction guarantees less partner shares and prefunded amounts. (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(4)

Represents the remaining commitment for future salaries related to employment agreements with a number of employees, excluding incentive bonuses. (See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

The vendor’s commission discount certificates (the “Discount Certificates”) that were distributed as part of the U.S. Antitrust Litigation settlement (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are fully redeemable in connection with any auction that is conducted by the Company or Christie’s International, PLC in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of March 31, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $60.6 million.

Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was $36.6 million as of March 31, 2004. (See Notes 5 and 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

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

The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company’s exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Company’s Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.”

As of March 31, 2004, the Consolidated Balance Sheets included approximately $0.7 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts. As of December 31, 2003 and March 31, 2003, the Consolidated Balance Sheets included approximately $0.3 million and $0.2 million, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts.

(See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

CONTINGENCIES

See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for information on contingencies.

LIQUIDITY AND CAPITAL RESOURCES

On February 3, 2004, the Company extended the maturity date of its previous credit agreement (the “Amended and Restated Credit Agreement”) to March 5, 2004.

As discussed above, on February 17, 2004, the Company consummated the sale of its domestic real estate brokerage business and received net cash proceeds of approximately $94.3 million. (See “Sale of Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of the Amended and Restated Credit Agreement.

Additionally, on March 4, 2004, the Company entered into a new senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). The GE Capital Credit Agreement is available through March 4, 2007 and provides for borrowings of up to $200 million provided by an international syndicate of lenders.

Borrowings under the GE Capital Credit Agreement are available for the funding of the Company’s ordinary working capital requirements and general corporate needs. The Company has paid commitment and arrangement fees of $3.0 million related to the GE Capital Credit Agreement, which are being amortized to interest expense over the three-year term of the agreement.

The Company’s obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the U.K. The GE Capital Credit Agreement also contains financial covenants requiring the Company to not exceed $10 million in annual capital expenditures and to have a quarterly fixed charge coverage ratio of not less than 1.0. The financial covenant relating to capital expenditures is first effective for the year ending December 31, 2004, while the financial covenant relating to the fixed charge coverage ratio tests in first effective for the quarter ended June 30, 2004. The GE Capital Credit Agreement also has a covenant that prohibits the Company from making dividend payments. The Company is in compliance with its covenants.

At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.75%. Beginning on March 31, 2005, the applicable interest rate charged for borrowings under the GE Capital Revolving Facility may be adjusted up or down depending on the Company’s performance under the quarterly fixed charge coverage ratio tests.

As of March 31, 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement.

The Company generally relies on operating cash flows supplemented by borrowings to meet its financing requirements. With the cash proceeds received upon the consummation of the sale of SIR and borrowings available under the GE Capital Credit Agreement, the Company has considerably more liquidity and financial flexibility than it has had in the recent past. It is the Company’s present intention to use this additional liquidity to increase its investment in its auction operations and expand its loan portfolio in an effort to attract more consignments and thus increase revenues from both the Auction and Finance segments. (See statement on Forward Looking Statements.)

The Company currently believes that operating cash flows, current cash balances and borrowings under the GE Capital Credit Agreement will be adequate to meet its short-term and long-term commitments, operating needs and capital requirements through March 4, 2007.

The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company’s client loan portfolio and the funding of capital expenditures, as well as the short-term commitments to be funded prior to April 1, 2005 summarized in the table above.

The Company’s long-term operating needs and capital requirements include the potential funding of the Company’s client loan portfolio and the funding of capital expenditures beyond the next twelve months and through March 4, 2007, as well as the funding of the Company’s long-term contractual obligations and commitments summarized in the table above through March 4, 2007.

In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed as part of the U.S. Antitrust Litigation settlement (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of March 31, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $60.6 million.

FACTORS AFFECTING OPERATING RESULTS AND LIQUIDITY

Operating results from the Company’s Auction and Finance operating segments, as well as the Company’s liquidity, are significantly influenced by a number of factors, many of which are not within the Company’s control. These factors, which are not ranked in any particular order, include:

•

The overall strength of the international economy and financial markets and, in particular, the economies of the United States, the United Kingdom, and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

•	Interest rates, particularly with respect to the Finance segment’s client loan portfolio and the Company’s credit facility borrowings;
•	The impact of political conditions in various nations on the international economy and financial markets;
•	Government laws and regulations which the Company is subject to, including, but not limited to, import and export regulations, cultural patrimony laws and value added sales taxes;
•	The effects of foreign currency exchange rate movements;
•	The seasonality of the Company’s auction business;
•

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

•

The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sale consignments), as well as the ability of the Company to sell such property, both of which factors can cause auction and related revenues to be highly variable from period-to-period;

•	The demand for fine arts, antiques and collectibles;

•	The success of the Company in attracting and retaining qualified personnel, who have relationships with certain potential sellers and buyers;
•	The demand for art-related financing;
•	The restrictive covenants in the Company’s bank credit facilities and senior unsecured debt, which could adversely affect the Company’s business by limiting its flexibility;
•	The impact of any decline in the equity markets or decrease in interest rates on the Company’s plan assets and obligations related to its U.K. defined benefit pension plan;
•	The uncertainty in future pension costs related to the Company’s U.K. defined benefit pension plan;
•	The impact of the variability in taxable income between the various jurisdictions where the Company does business on the effective tax rate; and
•	The ability of the Company to support the realization of its deferred tax assets.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed above under “Factors Affecting Operating Results and Liquidity”, which are not ranked in any particular order.

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

At March 31, 2004, a hypothetical 10% strengthening or weakening of the United States dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $3.6 million. Excluding the potential impact of this hypothetical strengthening or weakening of the United States dollar, the market risk of the Company’s financial instruments has not changed significantly as of March 31, 2004 from that set forth in the Company’s Form 10-K for the year ended December 31, 2003.

At March 31, 2004, the Company had $102.0 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. As of March 31, 2004, the Consolidated Balance Sheets included approximately $0.7 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts. See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information on the Company’s use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4:   CONTROLS AND PROCEDURES

As of March 31, 2004, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2004. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

In April 1997, the Antitrust Division of the United States Department of Justice (the “DOJ”) began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie’s International PLC (“Christie’s”). The Company has pled guilty to a violation of the United States (“U.S.”) antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company’s plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $18 million of the fine payable to the DOJ, and the remaining $27 million of the fine is payable as follows: (a) $12 million due February 6, 2005 and (b) $15 million due February 6, 2006. The European Commission also conducted an investigation regarding anti-competitive practices by the Company and Christie’s in the European Union and on October 30, 2002, issued a decision pursuant to which it imposed a fine of approximately $20.1 million on the Company, which was paid on February 5, 2003. The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie’s for auction services.

The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

(See Notes 10 and 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information related to the Company’s exchange offer for certain stock options under the 1997 Stock Option Plan.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2004, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were:

(i)	The election of three directors by the holders of the Company’s Class A Common Stock;
(ii)	The election of eight directors by the holders of the Company’s Class B Common Stock; and
(iii)	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ended December 31, 2004.

The results of the voting are shown below:

(i)	ELECTION OF CLASS A DIRECTORS

NOMINEES	FOR	AGAINST	WITHHELD
Steven B. Dodge	35,602,645	0	3,678,735
Sharon Percy Rockefeller	35,605,078	0	3,676,302
Donald M. Stewart	37,244,302	0	2,037,078
(ii)	ELECTION OF CLASS B DIRECTORS

NOMINEES	FOR	AGAINST	WITHHELD
Michael Blakenham	156,554,910	0	0
Max M. Fisher	156,554,910	0	0
Marquess of Hartington	156,554,910	0	0
Jeffrey H. Miro	156,554,910	0	0
William F. Ruprecht	156,554,910	0	0
Michael I. Sovern	156,554,910	0	0
Robert S. Taubman	156,554,910	0	0
Robin G. Woodhead	156,554,910	0	0

(iii)	RATIFICATION OF INDEPENDENT AUDITORS

195,836,290	Votes were cast;
193,088,259	Votes were cast for the resolution;
2,707,479	Votes were cast against the resolution; and
40,552	Votes abstained

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
10.1

Credit Agreement, dated as of March 4, 2004, among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, and Sotheby’s Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory thereto

10.2

Amendment No. 1 to Credit Agreement, dated as of March 22, 2004, by and among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, and Sotheby’s Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory thereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
(i)	On February 6, 2004, the Company reported in Item 5 of Form 8-K that it had received a commitment to refinance its existing senior secured credit agreement.
(ii)

On February 17, 2004, the Company reported in Item 5 of Form 8-K that it had sold its domestic luxury real estate brokerage business, Sotheby’s International Realty, Inc., to Cendant Corporation and had entered into an agreement with Cendant Corporation to license the Sotheby’s International Realty brand.

(iii)

On March 2, 2004, the Company reported in Item 2 of Form 8-K regarding the sale of its domestic luxury real estate brokerage business, Sotheby’s International Realty, Inc. In Item 7 of this Form 8-K the Company provided the required pro forma financial information related to the transaction.

(iv)	On March 15, 2004, the Company reported on Form 8-K that it had issued a press release discussing its results of operations for the fourth quarter of 2003 and the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S HOLDINGS, INC.
By:	/s/ Michael L. Gillis
Michael L. Gillis Senior Vice President, Controller and Chief Accounting Officer

Date:	May 10, 2004

Exhibit Index

Exhibit No.	Description

10.1

Credit Agreement, dated as of March 4, 2004, among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, and Sotheby’s Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory thereto

10.2

Amendment No. 1 to Credit Agreement, dated as of March 22, 2004, by and among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, and Sotheby’s Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory thereto

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