Form 10-Q
period 2004-06-30
SOTHEBYS HOLDINGS INC
filed 2004-08-06
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐.

As of July 30, 2004, there were outstanding 45,352,487 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,848,354 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

SOTHEBY’S HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues:
Auction and related revenues	$166,337	$107,580	$225,439	$145,713
License fee revenue	—	—	45,000	—
Other revenues	3,190	2,838	5,520	5,897

Total revenues	169,527	110,418	275,959	151,610

Expenses:
Direct costs of services	19,276	14,938	26,470	21,665
Salaries and related costs	49,842	36,042	89,081	69,575
General and administrative expenses	24,046	22,336	49,571	44,027
Depreciation and amortization expense	5,604	6,257	11,510	12,518
Retention costs	—	2,865	285	6,344
Net restructuring charges	27	(450)	146	5,341
Special charges	772	593	1,284	1,376

Total expenses	99,567	82,581	178,347	160,846

Operating income (loss)	69,960	27,837	97,612	(9,236)

Interest income	532	1,055	1,102	1,628
Interest expense	(8,395)	(7,884)	(16,805)	(15,021)
Other (expense) income	(270)	(35)	419	401

Income (loss) from continuing operations before taxes	61,827	20,973	82,328	(22,228)
Income tax expense (benefit)	21,021	7,776	27,991	(7,776)

Income (loss) from continuing operations	40,806	13,197	54,337	(14,452)

Discontinued operations (Note 3):
Income from discontinued operations before taxes	2,623	1,844	39,273	1,889
Income tax expense	952	845	14,413	861

Income from discontinued operations	1,671	999	24,860	1,028

Net income (loss)	$42,477	$14,196	$79,197	($13,424)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.66	$0.21	$0.88	($0.24)
Earnings from discontinued operations	0.03	0.02	0.41	0.02

Basic earnings (loss) per share	$0.69	$0.23	$1.29	($0.22)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.65	$0.21	$0.87	($0.24)
Earnings from discontinued operations	0.03	0.02	0.40	0.02

Diluted earnings (loss) per share	$0.68	$0.23	$1.27	($0.22)

Weighted average shares outstanding (in millions):
Basic	61.7	61.6	61.6	61.5
Diluted	62.3	61.6	62.2	61.5

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	June 30, 2004 (UNAUDITED)	December 31, 2003	June 30, 2003 (UNAUDITED)

A S S E T S
Current Assets:
Cash and cash equivalents	$147,233	$62,498	$47,541
Restricted cash	6,423	8,179	10,771
Accounts receivable, net of allowance for doubtful accounts of $5,286, $6,052 and $6,469	486,113	231,968	330,118
Notes receivable and consignor advances, net of allowance for credit losses of $1,448, $1,600 and $1,144	69,919	82,253	57,477
Inventory, net	14,659	14,848	12,111
Deferred income taxes	6,050	5,117	11,537
Prepaid expenses and other current assets	67,334	45,904	42,405
Assets held for sale (Note 3)	—	29,244	18,901

Total Current Assets	797,731	480,011	530,861

Non-Current Assets:
Notes receivable	20,363	26,689	24,058
Properties, less accumulated depreciation and amortization of $106,294, $98,310, and $85,440	239,093	248,261	252,760
Goodwill	13,504	13,565	13,373
Investments	28,221	28,678	29,678
Deferred income taxes	69,154	101,684	92,357
Other assets	3,620	2,582	2,963

Total Assets	$1,171,686	$901,470	$946,050

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Current Liabilities:
Due to consignors	$457,670	$255,198	$311,539
Credit facility borrowings	—	20,000	20,000
Accounts payable and accrued liabilities	98,985	82,145	77,805
Deferred revenues	4,709	4,787	5,071
Accrued income taxes	13,250	4,441	4,181
York Property capital lease obligation	119	113	107
Deferred gain on sale of York Property	1,129	1,129	1,129
Settlement liabilities	13,531	5,281	16,795
Liabilities held for sale (Note 3)	—	14,794	9,030

Total Current Liabilities	589,393	387,888	445,657

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $422, $461 and $498	99,578	99,539	99,502
Settlement liabilities	61,641	75,498	61,642
York Property capital lease obligation	172,108	172,169	172,227
Deferred gain on sale of York Property	19,938	20,502	21,087
Other liabilities	18,320	18,466	17,085

Total Liabilities	960,978	774,062	817,200

Shareholders’ Equity:
Common Stock, $0.10 par value	6,310	6,173	6,154

Authorized shares—125,000,000 of Class A and 75,000,000 of Class B, Issued and outstanding shares—45,287,616, 45,052,339 and 45,014,513 of Class A, and 17,853,548, 16,681,150 and 16,549,650 of Class B at June 30, 2004, December 31, 2003 and June 30, 2003, respectively

Additional paid-in capital	222,287	204,567	202,521
Retained earnings (accumulated deficit)	657	(78,540)	(71,309)
Deferred compensation expense	(13,948)	(1,507)	—
Accumulated other comprehensive loss	(4,598)	(3,285)	(8,516)

Total Shareholders’ Equity	210,708	127,408	128,850

Total Liabilities and Shareholders’ Equity	$1,171,686	$901,470	$946,050

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended June 30,

	2004	2003

Operating Activities:
Income (loss) from continuing operations	$54,337	($14,452)
Adjustments to reconcile income (loss) from continuing operations to net cash used by operating activities:
Depreciation and amortization expense	11,510	12,518
Deferred income taxes	27,991	(7,776)
Tax benefit of stock option exercises	224	—
Restricted stock compensation expense	2,369	—
Asset provisions	1,797	(976)
Asset write-offs	27	589
Other	2,606	1,334
Changes in assets and liabilities:
Increase in accounts receivable	(253,565)	(48,585)
Decrease in inventory	2,166	1,314
Increase in prepaid expenses and other current assets	(20,908)	(2,452)
Increase in other long-term assets	(564)	(594)
Decrease in short-term and long-term settlement liabilities	(8,457)	(49,733)
Increase in due to consignors	202,650	36,460
Decrease in accrued income taxes	(2,075)	(503)
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	15,982	(22,626)
Operating Cash Flow from discontinued operations (Note 3)	(3,916)	(2,689)

Net cash provided (used) by operating activities	32,174	(98,171)

Investing Activities:
Funding of notes receivable and consignor advances	(89,702)	(38,840)
Collections of notes receivable and consignor advances	104,497	53,489
Capital expenditures	(5,001)	(3,241)
Proceeds from sale of domestic real estate brokerage business (Note 3)	53,863	—
Proceeds from York Property sale-leaseback	—	167,054
Decrease in investments	877	688
Decrease (increase) in restricted cash	1,261	(1,994)
Investing Cash Flow from discontinued operations (Note 3)	1,011	1,051

Net cash provided by investing activities	66,806	178,207

Financing Activities:
Proceeds from credit facility borrowings	65,000	107,000
Repayments of credit facility borrowings	(85,000)	(187,000)
Decrease in York Property capital lease obligation	(55)	(1,532)
Proceeds from exercise of stock options	2,676	—

Net cash used by financing activities	(17,379)	(81,532)

Impact of consolidating variable interest entity	487	—
Effect of exchange rate changes on cash and cash equivalents	(258)	1,240
Increase (decrease) in cash and cash equivalents	81,830	(256)
Cash and cash equivalents at beginning of period	65,403	48,718

Cash and cash equivalents at end of period	$147,233	$48,462

Cash and cash equivalents at end of period:
Continuing Operations	$147,233	$47,541
Discontinued Operations	—	921

	$147,233	$48,462

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

In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”). On February 17, 2004, the Company consummated the sale of SIR. Accordingly, the assets and liabilities of SIR are classified as held for sale in the December 31, 2003 and June 30, 2003 Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Income Statements for the three and six months ended June 30, 2004 and 2003 (see Note 3).

The Company has concluded that an entity with whom its Finance segment has outstanding loans and to whom the Company provides management consulting services meets the definition of a variable interest entity under Financial Accounting Standards Board Interpretation No. 46, as revised. As primary beneficiary of the variable interest entity, the Company was required to consolidate the entity as part of the Auction segment beginning on March 31, 2004 (see Note 16).

In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements included herein, have been made.

2.	Seasonality of Business

The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, first and third quarter results of the Auction segment typically reflect lower Aggregate Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company’s operating expenses. Aggregate Auction Sales represents the hammer price of property sold at auction by the Company plus buyer’s premium. The table below demonstrates that approximately 80% of the Company’s Aggregate Auction Sales are derived from the second and fourth quarters of the year.

	Percentage of Annual Aggregate Auction Sales

	2003	2002	2001

January – March	12%	11%	13%
April – June	34%	38%	45%
July – September	7%	12%	7%
October – December	47%	39%	35%

	100%	100%	100%

3.	Discontinued Operations

In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business. On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). SIR was the principal component of the Company’s former Real Estate segment.

In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). The License Agreement is applicable to Canada, Israel, Mexico, the United States (the “U.S.”) and certain Caribbean countries.

The total consideration paid by Cendant at closing for SIR’s company-owned real estate brokerage business and affiliate network, as well as the License Agreement and the International Options (as defined below) was $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.7 million in transaction costs, were $94.2 million. In addition to the consideration received at closing, the License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks.

The consideration received at closing was allocated among each of the following components based on a valuation of their respective fair values: (i) SIR’s company-owned real estate brokerage business and affiliate network, (ii) the License Agreement and (iii) the International Options. Based on this valuation, $55.1 million was allocated to SIR’s company-owned real estate brokerage business and affiliate network, $45 million was allocated to the License Agreement and $0.6 million was allocated to the International Options.

As a result of the sale of SIR’s company-owned real estate brokerage business and affiliate network, the Company recognized a pre-tax gain of $32.3 million, consisting of the $55.1 million in allocated proceeds less SIR’s closing book value and transaction related costs. The $32.3 million pre-tax gain is recorded within income from discontinued operations before taxes in the Company’s Consolidated Income Statements. As a result of this gain, the Company utilized approximately $12.7 million of the net Deferred Tax Asset related to its net operating loss carryforwards.

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

The other non-U.S. offices of the Company’s real estate brokerage business, which are not significant to the Company’s overall operations, continue to operate as Sotheby’s International Realty under current management. Accordingly, the assets and liabilities of such offices are not classified as held for sale in the Consolidated Balance Sheets, and their operating results are not reported as discontinued operations in the Consolidated Income Statements. Cendant has options to acquire most of these offices and a license to use the related trademarks in other countries outside the U.S. during the five-year period following February 17, 2004 for a nominal amount (the “International Options”). The fair value of these options is being marked to market on a quarterly basis with any changes in fair value recorded in the Consolidated Income Statements. For the three and six months ended June 30, 2004, there was no change in the fair value of the International Options.

The following is a summary of the operating results of SIR for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Revenues	$3,857	$8,616	$13,969	$15,044
Expenses:
Direct costs of services	—	1,227	635	2,424
Salaries and related costs	—	2,605	4,347	5,137
General and administrative expenses	466	2,377	1,945	4,504
Depreciation and amortization expense	—	537	—	1,076

Total expenses	466	6,746	6,927	13,141

Operating income	3,391	1,870	7,042	1,903
Gain on sale of SIR	(768)	—	32,293	—
Other expense	—	(26)	(62)	(14)

Income from discontinued operations before taxes	2,623	1,844	39,273	1,889
Income tax expense	952	845	14,413	861

Income from discontinued operations	$1,671	$999	$24,860	$1,028

According to the terms of the Stock Purchase Agreement related to the transaction, the Company is due to receive amounts collected by Cendant for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the three and six months ended June 30, 2004, revenues from discontinued operations included $3.9 million and $8.3 million, respectively, of such amounts.

The following is a summary of the assets and liabilities of SIR as of December 31, 2003 and June 30, 2003:

	December 31, 2003	June 30, 2003

	(Thousands of dollars)
Assets:
Cash and cash equivalents	$2,905	$921
Restricted cash	1,157	1,572
Accounts receivable, net	901	691
Properties, net	10,679	10,712
Goodwill	10,089	3,338
Other current assets	3,513	1,667

Assets held for sale	$29,244	$18,901

Liabilities:
Accounts payable and accrued liabilities	$10,956	$6,980
Other current liabilities	3,838	2,050

Liabilities held for sale	$14,794	$9,030

4.	Segment Reporting

The Company’s continuing operations are organized under two business segments – Auction and Finance. The domestic operations of the Company’s real estate brokerage business, which were sold on February 17, 2004, have been classified as discontinued operations and are no longer included in this presentation. Such operations were the principal component of the Real Estate segment. The non-U.S. offices of the Company’s remaining real estate brokerage activities are not a reportable operating segment because they are not significant to the Company’s overall operations and are included in “All Other.” (See Note 3 for further information on discontinued operations.)

The table below presents revenues for the Company’s operating segments, as well as a reconciliation of segment revenues to total revenues from continuing operations for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Thousands of dollars)

Auction	$166,337	$107,580	$225,439	$145,713
Finance	1,865	1,290	3,081	2,777
All Other	1,325	1,548	2,439	3,120

Total segment revenues	169,527	110,418	230,959	151,610

Unallocated amounts:
License fee revenue (see Note 3)	—	—	45,000	—

Total revenues from continuing operations	$169,527	$110,418	$275,959	$151,610

The table below presents income (loss) before taxes for the Company’s operating segments, as well as a reconciliation of segment income (loss) before taxes to income (loss) from continuing operations before taxes for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Thousands of dollars)

Auction	$64,066	$25,974	$44,100	($5,364)
Finance	269	(561)	—	(815)
All Other	(395)	(485)	(450)	(932)

Segment income (loss) before taxes	63,940	24,928	43,650	(7,111)

Unallocated amounts:
License fee revenue (see Note 3)	—	—	45,000	—
License Agreement transaction costs (see Note 3)*	(96)	—	(2,142)	—
Unallocated expenses related to discontinued operations**	—	(363)	—	(865)
Special charges (see Note 12)	(772)	(593)	(1,284)	(1,376)
Amortization of discount - DOJ antitrust fine (see Note 12)	(506)	(584)	(1,038)	(1,191)
Amortization of discount - Discount Certificates (see Note 12)	(712)	—	(1,427)	—
Net restructuring charges (see Note 13)	(27)	450	(146)	(5,341)
Retention costs	—	(2,865)	(285)	(6,344)

Income (loss) from continuing operations before taxes	$61,827	$20,973	$82,328	($22,228)

*

Represents transaction costs related to the consummation of the License Agreement, which are not allocated to the Company’s operating segments. This is consistent with how the related license fee revenue is presented for segment reporting purposes.

**	Represents amounts previously allocated to the Company’s discontinued domestic real estate brokerage business (see Note 3), which represent expenses of the Company’s ongoing operations.
The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2004, December 31, 2003 and June 30, 2003:

	June 30, 2004	December 31, 2003	June 30, 2003

	(Thousands of dollars)

Auction	$1,016,282	$651,150	$731,660
Finance	77,736	107,678	84,595
All Other	2,464	1,574	2,257

Total segment assets	1,096,482	760,402	818,512

Unallocated amounts:
Deferred tax assets	75,204	106,801	103,894
Assets held for sale (see Note 3)	—	29,244	18,901
Unallocated assets related to discontinued operations***	—	5,023	4,743

Consolidated Assets	$1,171,686	$901,470	$946,050

***	Represents amounts previously allocated to the Company’s discontinued domestic real estate brokerage business (see Note 3), which represent assets of the Company’s ongoing operations.
5.	Receivables

Accounts Receivable - Accounts Receivable primarily relates to the Company’s Auction segment. Under the standard terms and conditions of the Company’s Auction Sales, the Company is not obligated to pay consignors for items that have not been paid for by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at auction or negotiate a private sale.

At June 30, 2004, approximately $69.4 million, or 14%, of the net Accounts Receivable balance was due from one purchaser and is due to be collected in equal payments of $34.7 million in November 2004 and January 2005.

Notes Receivable and Consignor Advances – The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Although the Company’s general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in Notes Receivable and Consignor Advances are unsecured loans totaling $5.4 million, $11.3 million and $14.6 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company’s share of any profit or loss is reflected in the results of the Auction segment. The total of all such unsecured loans was $4.7 million, $7.8 million and $10.9 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At June 30, 2004, two consignor advances comprised approximately 14% and 12%, respectively, of the net Notes Receivable and Consignor Advances balance.

The weighted average interest rates earned on Notes Receivable and Consignor Advances were 7.7% and 5.3% for the three months ended June 30, 2004 and 2003, respectively. The weighted average interest rates earned on Notes Receivable and Consignor Advances were 6.1% and 5.6% for the six months ended June 30, 2004 and 2003, respectively. The increases in the weighted average interest rate for the three and six months ended June 30, 2004 were principally due to $1 million in interest income recognized in the second quarter of 2004 as a result of the collection of a disputed client loan, for which there was no comparable event in the prior year.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended June 30,

	2004	2003

	(Thousands of dollars)

Allowance for credit losses at January 1	$1,600	$1,573
Change in loan loss provision	(49)	103
Write-offs	(103)	(537)
Foreign currency exchange rate changes	—	5

Allowance for credit losses at June 30	$1,448	$1,144

Receivable from Cendant – As of June 30, 2004, Prepaid Expenses and Other Current Assets included a $3.6 million receivable due from Cendant related to the sale of the Company’s domestic real estate brokerage business to Cendant on February 17, 2004 (see Note 3).

6.	Goodwill

Goodwill related to the Company’s continuing operations is entirely attributable to the Auction segment. For the six months ended June 30, 2004 and 2003, changes in the carrying value of such Goodwill were as follows:

	2004	2003

	(Thousands of dollars)
Balance as of January 1	$13,565	$13,215
Foreign currency exchange rate changes	(61)	158

Balance as of June 30	$13,504	$13,373

7.	Credit Arrangements

Bank Credit Facilities – On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of its former credit agreement (the “Amended and Restated Credit Agreement”.)

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

The Company’s obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the United Kingdom (the “U.K.”). The GE Capital Credit Agreement also contains financial covenants requiring the Company to not exceed $10 million in annual capital expenditures and to have a quarterly fixed charge coverage ratio of not less than 1.0. The financial covenant relating to capital expenditures is first effective for the year ending December 31, 2004, while the financial covenant relating to the fixed charge coverage ratio tests was first effective for the quarter ended June 30, 2004. The GE Capital Credit Agreement also has a covenant that prohibits the Company from making dividend payments. The Company is in compliance with its covenants.

At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.75%. Beginning on March 31, 2005, the applicable interest rate charged for borrowings under the GE Capital Credit Agreement may be adjusted up or down depending on the Company’s performance under the quarterly fixed charge coverage ratio tests.

As of June 30, 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement. As of December 31, 2003 and June 30, 2003, the Company had outstanding borrowings of $20 million under the Amended and Restated Credit Agreement.

For the six months ended June 30, 2004, the weighted average interest rate charged on outstanding borrowings was approximately 6.2%. For the three and six months ended June 30, 2003, the weighted average interest rates charged on outstanding borrowings were approximately 5.1% and 5.4%, respectively.

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

An event of default related to the GE Capital Credit Agreement does not, in and of itself, constitute an event of default under the Indenture pursuant to which the Notes were issued.

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

Interest Expense – For the three and six months ended June 30, 2004 and 2003, interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Thousands of dollars)

Credit Facility Borrowings:
Interest expense on outstanding borrowings	$—	$266	$298	$1,248
Amortization of credit facility fees	625	497	966	1,277

Sub-total	625	763	1,264	2,525

Interest expense on York Property capital lease obligation	4,478	4,481	8,957	7,159
Interest expense on long-term debt	1,738	1,737	3,476	3,474
Amortization of discount - DOJ antitrust fine (see Note 12)	506	584	1,038	1,191
Amortization of discount - Discount Certificates (see Note 12)	712	—	1,427	—
Other interest expense	336	319	643	672

Total	$8,395	$7,884	$16,805	$15,021

Other interest expense principally relates to interest accrued on the unfunded obligation under the Company’s Benefit Equalization Plan.

8.	Defined Benefit Pension Plan

The Company makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Plan”). For the three and six months ended June 30, 2004 and 2003, the components of net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Thousands of dollars)

Service cost	$1,662	$1,487	$3,334	$2,920
Interest cost	2,786	2,346	5,588	4,608
Expected return on plan assets	(4,104)	(3,621)	(8,232)	(7,114)
Amortization of prior service cost	66	60	133	118
Amortization of actuarial loss	261	—	524	—
Amortization of transitional asset	—	(3)	—	(5)

Sub-total	671	269	1,347	527
Special termination benefits	—	37	13	282

Net periodic pension cost	$671	$306	$1,360	$809

The special termination benefits are reflected in the Consolidated Income Statements principally within Net Restructuring Charges.

Total contributions to the U.K. Plan in 2004 are expected to be approximately $2.8 million. For the six months ended June 30, 2004, total contributions to the U.K. Plan were approximately $1.4 million.

Effective April 1, 2004, the U.K. Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees.
9.	Derivative Instruments

The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company’s global treasury function. The Company’s objective for holding such derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

As of June 30, 2004 and 2003, the assets relating to the Company’s forward exchange contracts were approximately $28,000 and $38,000, respectively. As of December 31, 2003, the Consolidated Balance Sheets included an asset of approximately $0.3 million relating to the Company’s forward exchange contracts. These assets are recorded within Prepaid Expenses and Other Current Assets and reflect the fair value of the outstanding forward exchange contracts.

10.	Commitments and Contingencies

Employment Agreements – During the second half of 2003 the Company entered into employment agreements with a number of employees, which expire in June 2006. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses which are payable only if specified Company and individual goals are attained. The aggregate commitment for future salaries for the entire three-year period, excluding incentive bonuses, is approximately $10.1 million, of which approximately $3.7 million had been paid through July 30, 2004.

Lending Commitments – In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects (see Note 5). Unfunded commitments to extend additional credit were approximately $10.5 million at June 30, 2004.

Legal Actions – The Company becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. In the opinion of management, any such claims and lawsuits are not currently expected to have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

(See Notes 11 and 12 for other commitments and contingencies.)
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

As of June 30, 2004, the Company had outstanding auction guarantees totaling approximately $6.5 million, the property relating to which had a mid-estimate sales price of approximately $8.0 million. The property under such guarantees is being offered at auction in November 2004. As of June 30, 2004 and December 31, 2003, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.1 million and $0.5 million, respectively. As of June 30, 2003, the carrying amount of the liability for the Company’s auction guarantees was approximately $25,000. The liability related to the Company’s auction guarantees is reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

As of August 2, 2004, the Company had outstanding auction guarantees totaling approximately $19.4 million, the property relating to which had a mid-estimate sales price of approximately $21.9 million. The property under such guarantees will be offered at auction in November 2004 and June 2005. As of August 2, 2004, $3.0 million of the guaranteed amount had been advanced by the Company.

12.	Special Charges and Settlement Liabilities

Special Charges – For the three and six months ended June 30, 2004 and 2003, the Company recorded the following Special Charges related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil antitrust litigation:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Thousands of dollars)

Legal and other professional fees	$330	$44	$480	$552
Settlement administration costs	256	549	419	574
Loss on redemption of Discount Certificates	186	—	385	—
Settlement of U.S. Antitrust opt out claim	—	—	—	250

Total	$772	$593	$1,284	$1,376

For the three and six months ended June 30, 2004, the legal and other professional fees noted above are principally the result of the Canadian Competition Bureau’s continuing investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie’s International, PLC (“Christie’s”) for auction services. In the opinion of management, this investigation is not currently expected to have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

On April 10, 2003, the Company and Christie’s entered into a settlement agreement with one of the parties that opted out of the class action settlement in civil antitrust litigation brought against the Company and Christie’s relating to commissions charged for auctions in the U.S. (the “U.S. Antitrust Litigation”). In the first quarter of 2003, the Company recorded $0.25 million in Special Charges as a result of the completion of the settlement of this claim.

Settlement Liabilities – In accordance with the U.S. Antitrust Litigation settlement agreement, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the amount that was recorded in the Consolidated Income Statements as Special Charges in the third quarter of 2000. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of June 30, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $59.3 million and the carrying value of such Discount Certificates was $50.5 million.

In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Special Charges of $34.1 million, which represents the present value of the fine payable. The $10.9 million discount on the amount due is being amortized to interest expense over the five-year period during which the fine is being paid. As of June 30, 2004, the Company had funded $18 million of the fine and the remaining $27 million of the fine is payable as follows: $12 million due on February 6, 2005 and $15 million due on February 6, 2006. As of June 30, 2004, the carrying value of the fine payable to the DOJ was $24.6 million.

As of June 30, 2004, December 31, 2003 and June 30, 2003, Settlement Liabilities consisted of the following:

	June 30, 2004	December 31, 2003	June 30, 2003

	(Thousands of dollars)

Current:
Discount Certificates (net)	$3,200	$1,330	$13,000
DOJ antitrust fine (net)	10,331	3,951	3,795

Sub-total	13,531	5,281	16,795

Long-term:
Discount Certificates (net)	47,330	49,845	37,000
DOJ antitrust fine (net)	14,311	25,653	24,642

Sub-total	61,641	75,498	61,642

Total	$75,172	$80,779	$78,437

The current portion of the liability for the Discount Certificates is based on management’s estimate of redemptions expected during the twelve-month period after the current balance sheet date.
Amounts charged to Settlement Liabilities during the six months ended June 30, 2004 were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total

	(Thousands of dollars)

Liability at January 1, 2004	$51,175	$29,604	$80,779
Cash payment to DOJ	—	(6,000)	(6,000)
Redemption of Discount Certificates	(2,457)	—	(2,457)
Amortization of discount	1,427	1,038	2,465
Loss on redemption of Discount Certificates	385	—	385

Liability at June 30, 2004	$50,530	$24,642	$75,172

13.	Restructuring Liability

During the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the “2002 Restructuring Plan”). The goal of the 2002 Restructuring Plan was to improve profitability through further cost savings and other strategic actions. The 2002 Restructuring Plan has been fully implemented and the remaining liability, which is recorded within Accounts Payable and Accrued Liabilities, is expected to be funded by the end of 2004. Amounts charged to the restructuring liability through June 30, 2004 were as follows:

	Employee Termination Benefits	Lease and Contract Termination Costs	Asset Provisions	Other Costs	Total

	(Thousands of dollars)

Restructuring charges	$4,007	$124	$—	$50	$4,181
Cash payments	(46)	—	—	—	(46)
Foreign currency exchange rate changes	8	—	—	—	8

Liability at December 31, 2002	3,969	124	—	50	4,143
Restructuring charges	5,219	500	495	319	6,533
Asset write-offs	—	—	(495)	—	(495)
Cash payments	(6,502)	(621)	—	(343)	(7,466)
Adjustments to liability	(1,471)	(3)	—	(25)	(1,499)
Foreign currency exchange rate changes	311	—	—	—	311

Liability at December 31, 2003	1,526	—	—	1	1,527
Restructuring charges	38	47	—	61	146
Cash payments	(1,401)	(47)	—	(62)	(1,510)
Foreign currency exchange rate changes	(32)	—	—	—	(32)

Liability at June 30, 2004	$131	$—	$—	$—	$131

14.	Comprehensive Income (Loss)

The Company’s comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three and six months ended June 30, 2004 and 2003, comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Net income (loss)	$42,477	$14,196	$79,197	($13,424)
Other comprehensive (loss) income	(669)	1,149	(1,313)	1,791

Comprehensive income (loss)	$41,808	$15,345	$77,884	($11,633)

15.	Stock-Based Compensation

Stock Option Plans – The Company accounts for the 1987 Stock Option Plan and 1997 Stock Option Plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Thousands of dollars, except per share data)

Net income (loss), as reported	$42,477	$14,196	$79,197	($13,424)

Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effects	1,428	—	1,572	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,059)	(1,981)	(3,207)	(4,053)

Pro forma net income (loss)	$41,846	$12,215	$77,562	($17,477)

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$0.69	$0.23	$1.29	($0.22)

Basic earnings (loss) per share, pro forma	$0.68	$0.20	$1.26	($0.28)

Diluted earnings (loss) per share, as reported	$0.68	$0.23	$1.27	($0.22)

Diluted earnings (loss) per share, pro-forma	$0.67	$0.20	$1.25	($0.28)

Option Exchange Program – In February 2003, the Compensation Committee of the Board of Directors approved an exchange offer of cash or restricted stock under the 2003 Restricted Stock Plan for stock options to eligible employees that held certain stock options under the Company’s 1997 Stock Option Plan (the “Exchange Offer”) and the Exchange Offer was tendered during the first half of 2004.

The total amount of options that were cancelled as a result of the Exchange Offer was approximately 5.6 million and the number of shares of restricted stock that were issued was approximately 1.1 million shares. These shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company’s Class A Common Stock on the date of issuance and are being expensed over a four-year vesting period. The total amount of the compensation expense related to the restricted stock issuance, assuming that all restricted shares vest, will be approximately $14.1 million, of which $1.9 million was recognized in the second quarter of 2004. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance on March 31, 2004.

16.	Variable Interest Entity

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued a revision to FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was originally issued in January 2003. FIN 46, as revised, provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46, as revised, became effective for financial statements issued after December 15, 2003. FIN 46, as revised, is effective for all other entities created prior to February 1, 2003 beginning with financial statements for reporting periods ending after March 15, 2004. FIN 46, as revised, requires consolidation by the majority holder of expected losses, expected residual returns, or both of the activities of a variable interest entity (“VIE”).

The Company has concluded that an entity with whom its Finance segment has outstanding loans of approximately $3.5 million and to whom the Company provides management consulting services meets the definition of a VIE under FIN 46, as revised. As primary beneficiary of the VIE, the Company was required to consolidate the entity as part of the Auction segment beginning on March 31, 2004.

The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of June 30, 2004 is inventory with a carrying value of approximately $3.8 million. Such inventory consists entirely of artwork and is the collateral for the $3.5 million in outstanding loans discussed above, which are eliminated in the consolidation. The Company has no equity investment in the entity.

The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of March 31, 2004, the entity had total assets of $5.6 million, total liabilities of $4.9 million and capital of $0.7 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Note 4 (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Seasonality

The worldwide art auction market has two principal selling seasons, spring and fall. Accordingly, first and third quarter results of the Auction segment typically reflect lower Aggregate Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company’s operating expenses. (See Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

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

Overview

In the first half of 2003, global economic uncertainties partially attributable to the impending war with Iraq had an adverse impact on the key property gathering period for the spring auction season and negatively impacted the Company’s results of operations, as discretionary sellers postponed selling plans and buyers took a more cautious approach to their collecting. Beginning in the autumn of 2003, however, as public confidence improved along with the quality and quantity of consignments around the world, the international art market recovered and the Company experienced significantly better results in the fourth quarter of 2003 and the first half of 2004 when compared to the same periods in the prior years. Management currently expects the recovery in the international art market to continue.

Management currently expects the recovery in the international art market to continue and is encouraged by the level of consignments thus far for the fall auction season, which include a number of outstanding single-owner sales. However, it is unlikely that Auction segment results for the second half of 2004 will be at the level achieved in the first half of the year. Aggregate Auction Sales for the second half of the year are traditionally lower than the first half due to the timing of certain sales in the Company's sales calendar. Additionally, we do not expect another private sale such as the landmark private sale of the Forbes Collection of Faberge in February 2004, or a replication of the May 2004 single-owner sale of property of the Greentree Foundation, both as discussed in more detail below. (See statement on Forward Looking Statements.)

The Company’s pre-tax results from continuing operations for the three and six months ended June 30, 2004 and 2003 are summarized below (in thousands of dollars):

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
Revenues:
Auction and related revenues	$166,337	$107,580	$58,757	55%
License fee revenue	—	—	—	N/A
Other revenues	3,190	2,838	352	12%
Total revenues	169,527	110,418	59,109	54%

Expenses	99,567	82,581	16,986	21%

Operating income	69,960	27,837	42,123	*

Net interest expense and other	(8,133)	(6,864)	1,269	18%

Income from continuing operations before taxes	$61,827	$20,973	$40,854	*

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
Revenues:
Auction and related revenues	$225,439	$145,713	$79,726	55%
License fee revenue	45,000	—	45,000	*
Other revenues	5,520	5,897	(377)	-6%
Total revenues	275,959	151,610	124,349	82%

Expenses	178,347	160,846	17,501	11%

Operating income (loss)	97,612	(9,236)	106,848	*

Net interest expense and other	(15,284)	(12,992)	2,292	18%

Income (loss) from continuing operations before taxes	$82,328	($22,228)	$104,556	*

*	Represents a change in excess of 100%.

The improvement in the Company’s results for the three and six months ended June 30, 2004 when compared to the prior year was due to increased profitability in the Auction segment principally resulting from a significant increase in auction sales during the spring auction season, as well as a higher level of private treaty revenues. Also favorably influencing the comparison of first half results to the prior year is a

$45 million one-time license fee earned in the first quarter of 2004 in conjunction with the sale of the Company’s domestic real estate brokerage business (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). The overall improvement in the Company’s results for the periods was partially offset by increased incentive bonus costs.

For the six months ended June 30, 2004, the Company’s pre-tax income from discontinued operations was $39.3 million; a significant improvement when compared to the same period in 2003 when the Company’s discontinued operations had pre-tax income of approximately $1.9 million. This improvement was largely due to a pre-tax gain of $32.3 million recognized on the sale of the Company’s discontinued domestic real estate brokerage business. (See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Please refer to the discussion below for a more detailed discussion of the significant factors impacting the Company’s results for the three and six months ended June 30, 2004.

Sale of Sotheby’s International Realty, Inc.

In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”). On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). SIR was the principal component of the Company’s former Real Estate segment.

In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). The License Agreement is applicable to Canada, Israel, Mexico, the United States (the “U.S.”) and certain Caribbean countries.

The total consideration paid by Cendant at closing for SIR’s company-owned real estate brokerage business and affiliate network, as well as the License Agreement and the International Options (as defined below) was $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.7 million in transaction costs, were $94.2 million. In addition to the consideration received at closing, the License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. (See “Liquidity and Capital Resources” below for a discussion of the Company’s expected use of the proceeds received at closing.)

The consideration received at closing was allocated among each of the following components based on a valuation of their respective fair values: (i) SIR’s company-owned real estate brokerage business and affiliate network, (ii) the License Agreement and (iii) the International Options. Based on this valuation, $55.1 million was allocated to SIR’s company-owned real estate brokerage business and affiliate network, $45 million was allocated to the License Agreement and $0.6 million was allocated to the International Options.

As a result of the sale of SIR’s company-owned real estate brokerage business and affiliate network, the Company recognized a pre-tax gain of $32.3 million, consisting of the $55.1 million in allocated proceeds less SIR’s closing book value and transaction related costs. The $32.3 million pre-tax gain is recorded within income from discontinued operations before taxes in the Company’s Consolidated Income Statements. As a result of this gain, the Company utilized approximately $12.7 million of the net deferred tax asset related to its net operating loss carryforwards.

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

The other non-U.S. offices of the Company’s real estate brokerage business, which are not significant to the Company’s overall operations, continue to operate as Sotheby’s International Realty under current management. Accordingly, the assets and liabilities of such offices are not classified as held for sale in the Consolidated Balance Sheets, and their operating results are not reported as discontinued operations in the Consolidated Income Statements. Cendant has options to acquire most of these offices and a license to use the related trademarks in other countries outside the U.S. during the five-year period following February 17, 2004 for a nominal amount (the “International Options”). The fair value of these options is being marked to market on a quarterly basis with any changes in fair value recorded in the Consolidated Income Statements. For the three and six months ended June 30, 2004, there was no change in the fair value of the International Options.

(See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Revenues

For the three and six months ended June 30, 2004 and 2003, revenues from continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$149,097	$96,723	$52,374	54%
Auction expense recoveries	6,978	5,279	1,699	32%
Private treaty revenues	3,054	1,523	1,531	*
Principal activities	2,834	658	2,176	*
Catalogue subscription revenues	2,622	2,310	312	14%
Other	1,752	1,087	665	61%
Total auction and related revenues	166,337	107,580	58,757	55%

License fee revenue	—	—	—	N/A

Other revenues:
Finance segment revenues	1,865	1,290	575	45%
Other	1,325	1,548	(223)	-14%
Total other revenues	3,190	2,838	352	12%

Total revenues	$169,527	$110,418	$59,109	54%

Key performance indicators:
Aggregate Auction Sales **	$1,120,083	$580,084	$539,999	93%
Net Auction Sales ***	$972,867	$499,560	$473,307	95%
Auction commission margin ****	15.3%	19.4%	N/A	-21%
Average loan portfolio	$75,252	$88,943	($13,691)	-15%

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$187,682	$129,004	$58,678	45%
Auction expense recoveries	8,581	7,079	1,502	21%
Private treaty revenues	16,316	2,759	13,557	*
Principal activities	5,069	449	4,620	*
Catalogue subscription revenues	4,765	4,160	605	15%
Other	3,026	2,262	764	34%
Total auction and related revenues	225,439	145,713	79,726	55%

License fee revenue	45,000	—	45,000	*

Other revenues:
Finance segment revenues	3,081	2,777	304	11%
Other	2,439	3,120	(681)	-22%
Total other revenues	5,520	5,897	(377)	-6%
Total revenues	$275,959	$151,610	$124,349	82%

Key performance indicators:
Aggregate Auction Sales **	$1,353,280	$781,006	$572,274	73%
Net Auction Sales ***	$1,173,673	$672,815	$500,858	74%
Auction commission margin ****	16.0%	19.2%	N/A	-17%
Average loan portfolio	$85,149	$91,893	($6,744)	-7%

Legend:

*	Represents a change in excess of 100%.
**	Represents the hammer price of property sold at auction plus buyer’s premium.
***	Represents the hammer price of property sold at auction.
****	Represents total auction commission revenues as a percentage of Net Auction Sales.

Auction and Related Revenues

Auction and related revenues increased $58.8 million, or 55%, to $166.3 million and $79.7 million, or 55%, to $225.4 million for the three and six months ended June 30, 2004, respectively, when compared to the same periods in the prior year. For the three and six months ended June 30, 2004, the favorable impact of foreign currency translations on auction and related revenues was $7.2 million and $10.8 million, respectively. Excluding the impact of favorable foreign currency translations, auction and related revenues increased $51.6 million, or 48%, to $159.1 million and $68.9 million, or 47%, to $214.6 million for the three and six months ended June 30, 2004, respectively.

The increased level of auction and related revenues during the periods was principally due to higher auction commission revenues and, to a lesser extent, increased private treaty revenues and principal activities, as explained in more detail below.

Auction Commission Revenues – Auction commission revenues increased $52.4 million, or 54%, to $149.1 million and $58.7 million, or 45%, to $187.7 million for the three and six months ended June 30, 2004, respectively, when compared to the same periods in the prior year. For the three and six months ended June 30, 2004, the favorable impact of foreign currency translations on auction commission revenues was $6.4 million and $9.6 million, respectively. Excluding the impact of favorable foreign currency translations, auction commission revenues increased $46 million, or 48%, to $142.7 million and $49.1 million, or 38%, to $178.1 million for the three and six months ended June 30, 2004, respectively.

The higher level of auction commission revenues during the periods was largely attributable to a significant increase in auction sales; partially offset by a decrease in auction commission margin. See “Aggregate Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

Private Treaty Revenues – For the three and six months ended June 30, 2004, private treaty revenues increased $1.5 million and $13.6 million, respectively, when compared to the same periods in the prior year. The higher level of private treaty activity for these periods reflects the traditionally variable nature of such sales, as well as management’s expanded efforts in this area.

Most significantly, results for the first half of 2004 include the landmark private sale of the Forbes Collection of Faberge in February 2004. Also favorably influencing the comparison of private treaty revenues to the prior year is the May 2004 sale of a collection of Old Master Drawings to the Louvre, as well as the private sale of Raphael’s “Madonna of the Pinks” to the National Gallery in London and the private sales from a collection of masterpiece sculpture that was on exhibit at the exclusive Isleworth Club in Florida, both of which occurred in the first quarter of 2004.

Principal Activities – For the three and six months ended June 30, 2004, principal activities increased $2.2 million and $4.6 million, respectively, when compared to the same periods in the prior year. These increases were due, in part, to a $1.8 million gain recognized in May 2004 on the sale of a painting purchased by the Company for investment purposes, for which there was no comparable event in the prior year, as well as an increased level of guarantees issued for the spring auction season and a higher degree of success for such guarantees when compared to the prior year. Also favorably impacting the comparison of first half results to the prior year is a $2.2 million gain recognized in January 2004 on the sale of property purchased by an art dealer through an unsecured loan from the Company, for which there was no comparable event in the prior year. In certain situations, property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer.

The level of principal activities in a period is largely attributable to the economic environment, the supply of quality property available for investment and resale and the demand by buyer’s for such property, as well as the level of auction guarantees issued by the Company.

Aggregate Auction Sales – Aggregate Auction Sales increased $540 million, or 93%, to $1,120.1 million and $572.3 million, or 73%, to $1,353.3 million for the three and six months ended June 30, 2004, respectively, when compared to the same periods in the prior year. For the three and six months ended June 30, 2004, the favorable impact of foreign currency translations on Aggregate Auction Sales was $38.2 million and $58.5 million, respectively. Excluding the impact of favorable foreign currency translations, Aggregate Auction Sales increased $501.8 million, or 87%, to $1,081.9 million and $513.8 million, or 66%, to $1,294.8 million for the three and six months ended June 30, 2004, respectively.

The overall increase in Aggregate Auction Sales for the three and six months ended June 30, 2004, was principally the result of an improving economy and art market. Specifically, results for the periods include approximately $213.1 million in Aggregate Auction Sales attributable to the single-owner sale of property of the Greentree Foundation, which included the record breaking sale of Picasso’s “Garçon à la Pipe” for $104.2 million and for which there was no comparable sale in the prior year. Results for the period also significantly benefited from a $90.2 million, or 72%, increase in Aggregate Auction Sales from the various-owner spring Impressionist and Contemporary sales in New York. In 2003, such sales produced dramatically lower results when compared to prior years due in part to economic uncertainties related to the build up to the war in Iraq. The comparison to the prior year was also favorably impacted by a $53.7 million, or 56%, improvement in the June Impressionist and Contemporary sales in London, as well as significantly better second quarter results generated by the Company’s salesrooms in Hong Kong, Geneva, Italy and Amsterdam.

Auction Commission Margin – For the three and six months ended June 30, 2004, the Company experienced decreases of 21% and 17%, respectively, in auction commission margin when compared to the same periods in the prior year. These decreases were principally due to the fact that a significant portion of the increase in auction sales was at the high-end of the Company’s business where auction commission margins are traditionally lower. Specifically, several of the Impressionist and Contemporary collections offered during the spring season carried lower auction commission margins than comparable sales in the recent past. This is primarily due to the competitive environment, as well as the Company’s decision to reduce its auction guarantee risk through sharing arrangements with partners, whereby the Company reduces its financial exposure under the auction guarantee in exchange for sharing in the auction commissions with the partner. Both of these factors significantly contributed to a $19.3 million increase in auction commissions owed by the Company as a result of sharing arrangements with unaffiliated third parties.

License Fee Revenue

In the first quarter of 2004, the Company recognized income of $45 million related to a one-time license fee received as consideration for entering into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks. (See “Sale of Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Other Revenues

For the three months ended June 30, 2004, other revenues increased $0.4 million, or 12%, when compared to the same period in the prior year. This increase was principally due to a $0.6 million, or 45%, increase in Finance segment revenues, as discussed in more detail below; partially offset by a reduction in art education revenues resulting from the sale of the Company’s United Kingdom (“U.K.”) art education business in the third quarter of 2003.

For the six months ended June 30, 2004, other revenues decreased $0.4 million, or 6%, when compared to the same period in the prior year. This decrease was principally due to a reduction in art education revenues, as explained above, partially offset by a $0.3 million, or 11%, increase in Finance segment revenues, as discussed in more detail below.

Finance Segment Revenues – The overall increase in Finance segment revenues for the periods was principally due to $1 million in interest income recognized in the second quarter of 2004 as a result of the collection of a disputed client loan, for which there was no comparable event in the prior year; partially offset by a decrease in the average loan portfolio balance. See “Average Loan Portfolio” below for a detailed discussion of this key performance indicator.

Average Loan Portfolio – The Finance segment’s average loan portfolio balance decreased $13.7 million, or 15%, and $6.7 million, or 7%, for the three and six months ended June 30, 2004, respectively, when compared to the same periods in the prior year. These decreases were due in part to the limited availability of capital to fund new loans prior to the Company entering into its new senior secured credit agreement with General Electric Capital Corporation on March 4, 2004. As discussed in more detail below under “Liquidity and Capital Resources,” the Company’s present intention is to expand the Finance segment’s loan portfolio.

(See statement on Forward Looking Statements.)

Expenses

For the three and six months ended June 30, 2004 and 2003, expenses from continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
Direct costs of services	$19,276	$14,938	$4,338	29%
Salaries and related costs	49,842	36,042	13,800	38%
General and administrative expenses	24,046	22,336	1,710	8%
Depreciation and amortization expense	5,604	6,257	(653)	-10%
Retention costs	—	2,865	(2,865)	-100%
Net restructuring charges	27	(450)	477	*
Special charges	772	593	179	30%
Total expenses	$99,567	$82,581	$16,986	21%

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
Direct costs of services	$26,470	$21,665	$4,805	22%
Salaries and related costs	89,081	69,575	19,506	28%
General and administrative expenses	49,571	44,027	5,544	13%
Depreciation and amortization expense	11,510	12,518	(1,008)	-8%
Retention costs	285	6,344	(6,059)	-96%
Net restructuring charges	146	5,341	(5,195)	-97%
Special charges	1,284	1,376	(92)	-7%
Total expenses	$178,347	$160,846	$17,501	11%

*	Represents a change in excess of 100%.

Direct Costs of Services

Direct costs of services (consisting largely of corporate marketing and sale marketing expenses, as well as catalogue production and distribution costs) increased $4.3 million, or 29%, to $19.3 million and $4.8 million, or 22%, to $26.5 million for the three and six months ended June 30, 2004, respectively, when compared to the same periods in the prior year. For the three and six months ended June 30, 2004, the unfavorable impact of foreign currency translations on direct costs was $0.8 million and $1.4 million, respectively. Excluding the impact of unfavorable foreign currency translations, direct costs increased $3.5 million, or 23%, to $18.5 million and $3.4 million, or 16%, to $25.1 million for the three and six months ended June 30, 2004, respectively.

The increased level of direct costs is consistent with the higher level of Aggregate Auction Sales and private treaty activity during the three and six months ended June 30, 2004. In particular, direct costs for the second quarter of 2004 include approximately $1.2 million in catalogue production, advertising and promotional costs related to the single-owner sale of property from the Greentree Foundation, for which there was no comparable sale in the prior year. The overall increase in direct costs for the first half of the year was partially offset by approximately $0.9 million in cost reductions achieved as a result of the elimination of direct costs associated with the Company’s former e-commerce and U.K. art education activities.

Salaries and Related Costs

For the three and six months ended June 30, 2004 and 2003, salaries and related costs consisted of the following:

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
Full-time salaries	$24,247	$24,553	($306)	-1%
Employee benefits	4,173	3,656	517	14%
Payroll taxes	3,395	2,681	714	27%
Option Exchange	1,944	—	1,944	*
Incentive bonus costs	12,697	1,889	10,808	*
Other	3,386	3,263	123	4%
Total salaries and related costs	$49,842	$36,042	$13,800	38%

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
Full-time salaries	$49,338	$49,083	$255	1%
Employee benefits	8,791	7,518	1,273	17%
Payroll taxes	6,362	5,362	1,000	19%
Option Exchange	4,094	—	4,094	*
Incentive bonus costs	14,122	2,144	11,978	*
Other	6,374	5,468	906	17%
Total salaries and related costs	$89,081	$69,575	$19,506	28%

*	Represents a change in excess of 100%.

Salaries and related costs increased $13.8 million, or 38%, to $49.8 million, and $19.5 million, or 28%, to $89.1 million for the three and six months ended June 30, 2004, respectively, when compared to the same periods in the prior year. The unfavorable impact of foreign currency translations on salaries and related costs was approximately $1.9 million and $4.5 million for the three and six months ended June 30, 2004, respectively. Excluding the impact of unfavorable foreign currency translations, salaries and related costs increased $11.9 million, or 33%, to $47.9 million and $15.0 million, or 22%, to $84.6 million. These increases were principally due to significantly higher incentive bonus costs and, to a lesser extent, the Company’s option exchange program and increased costs for employee benefits and payroll taxes; partially offset by lower full-time salaries (excluding the impact of unfavorable foreign currency translations). See discussion below for a more detailed explanation of each factor contributing to the variances versus the prior year.

Incentive Bonus Costs – For the three and six months ended June 30, 2004, incentive bonus costs increased $10.8 million and $12.0 million, respectively, when compared to the same periods in the prior year. The significant increase in incentive bonus costs is consistent with the Company’s substantial improvement in second quarter results, as well as performance-based compensation awarded principally in the first quarter of 2004 in connection with the high level of private treaty transactions during the period.

Option Exchange Program - In February 2003, the Compensation Committee of the Board of Directors approved an exchange offer of cash or restricted stock under the 2003 Restricted Stock Plan for stock options to eligible employees that held certain stock options under the Company’s 1997 Stock Option Plan (the “Exchange Offer”) and the Exchange Offer was tendered during the first half of 2004.

The total amount of options that were cancelled as a result of the Exchange Offer was approximately 5.6 million and the number of shares of restricted stock that were issued was approximately 1.1 million shares. These shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company’s Class A Common Stock on the date of issuance and are being expensed over a four-year vesting period. The total amount of the compensation expense related to the restricted stock issuance, assuming that all restricted shares vest, will be approximately $14.1 million, of which $1.9 million was recognized in the second quarter of 2004. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance on March 31, 2004.

Employee Benefits – For the three and six months ended June 30, 2004, employee benefits increased $0.5 million, or 14%, and $1.3 million, or 17%, respectively, when compared to the same periods in the prior year. The higher level of employee benefits was due in part to increases of $0.4 million and $0.8 million in costs related to the Company’s defined benefit pension plan for U.K. employees for the three and six months ended June 30, 2004, respectively, when compared to the same periods in the prior year (see Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). Also unfavorably impacting the comparison to the prior year are $0.6 million in severance costs incurred in the first quarter of 2004 related to headcount reductions in Continental Europe. These increases were partially offset by an overall lower level of employee benefits as a result of headcount reductions subsequent to March 31, 2003.

Full-Time Salaries – For the three months ended June 30, 2004, full-time salaries decreased $0.3 million, or 1%, to $24.2 million, when compared to the same period in the prior year. For the three months ended June 30, 2004, the unfavorable impact of foreign currency translations on full-time salaries was $1.1 million. Excluding the impact of unfavorable foreign currency translations, full-time salaries decreased $1.4 million, or 6%, to $23.1 million.

For the six months ended June 30, 2004, full-time salaries increased $0.3 million to $49.3 million, when compared to the same period in the prior year. For the six months ended June 30, 2004, the unfavorable impact of foreign currency translations on full-time salaries was $2.8 million. Excluding the impact of unfavorable foreign currency translations, full-time salaries decreased $2.5 million, or 5%, to $46.5 million.

The lower level of full-time salaries was principally due to savings achieved as a result of headcount reductions subsequent to March 31, 2003.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 8%, to $24.0 million, and $5.5 million, or 13%, to $49.6 million for the three and six months ended June 30, 2004, respectively, when compared to the same periods in the prior year. The unfavorable impact of foreign currency translations on general and administrative expenses was approximately $1.2 million and $2.7 million for the three and six months ended June 30, 2004, respectively. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses increased $0.5 million, or 2%, to $22.8 million and $2.8 million, or 6%, to $46.9 million for the three and six months ended June 30, 2004, respectively.

The overall increase in general and administrative expenses was largely due to higher professional fees primarily resulting from $2.1 million of transaction costs incurred in the first quarter of 2004 related to the consummation of the License Agreement (see “Sale of Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), as well as professional fees incurred during the first half of 2004 related to the Company’s ongoing implementation of Section 404 of the Sarbanes-Oxley Act. Also unfavorably impacting the comparison to the prior periods were increases in non-recurring client goodwill gestures and authenticity claims of $1.6 million and $1.5 million for the three and six months ended June 30, 2004, respectively. Additionally, for the three and six months ended June 30, 2004, the Company experienced a slight increase in travel and entertainment costs principally as a result of a higher level of travel in conjunction with the successful spring auction season.

The overall increase in general and administrative expenses for the three and six months ended June 30, 2004 was partially offset by an insurance recovery of approximately $4 million related to the collateral underlying a loan for which the Company recorded a loan loss reserve of $9 million in the fourth quarter of 2000 and subsequently wrote off in the first quarter of 2001. Also favorably impacting the comparison of general and administrative expenses to the prior year are cost savings achieved as a result of the discontinuation of the Company’s former e-commerce and U.K. art education activities.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.7 million, or 10%, to $5.6 million and $1.0 million, or 8%, to $11.5 million for the three and six months ended June 30, 2004, respectively, when compared to the same periods in the prior year principally due to fixed assets that became fully depreciated subsequent to the first quarter of 2003. This decrease is consistent with the lower level of capital spending by the Company in recent years.

Retention Costs

In 2001 and 2002, the Company implemented retention programs to certain key employees upon fulfillment of full-time employment through certain dates. All amounts related to the retention programs were amortized over the related contractual service periods. For the six months ended June 30, 2004, the Company recognized retention costs of $0.3 million. For the three and six months ended June 30, 2003, the Company recognized retention costs of $2.9 million and $6.3 million, respectively.

The final cash payment of $0.4 million due under the retention programs was made in January 2004 and, as a result, the retention programs have concluded.

Net Restructuring Charges

During the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the “2002 Restructuring Plan”). The goal of the 2002 Restructuring Plan was to improve profitability through further cost savings and other strategic actions, as described below. Net annual cost savings achieved as a result of the 2002 Restructuring Plan were approximately $17 million. See below for a more detailed discussion of these cost savings.

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

In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. As a result, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of approximately $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company would receive no future economic benefit and approximately $0.5 million for impairment losses related to certain technology assets. These actions resulted in estimated net annual cost savings of approximately $8 million, which have been achieved principally through lower salaries and related costs resulting from the termination of approximately 30 employees and through attrition. Additionally, savings have been achieved in direct costs of services and general and administrative expenses.

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

(See Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Special Charges

For the three and six months ended June 30, 2004 and 2003, the Company recorded the following Special Charges related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil antitrust litigation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Thousands of dollars)
Legal and other professional fees	$330	$44	$480	$552
Settlement administration costs	256	549	419	574
Loss on redemption of Discount Certificates	186	—	385	—
Settlement of U.S. Antitrust opt out claim	—	—	—	250
Total	$772	$593	$1,284	$1,376

(See Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information on special charges.)

Net Interest Expense

For the three months ended June 30, 2004, net interest expense increased $1.0 million, or 15%, compared to the same period in 2003. This increase was primarily the result of the amortization of $0.7 million in interest expense related to the vendor’s commission discount certificates issued as part of the U.S. Antitrust Litigation settlement in May 2003 (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). Also unfavorably influencing the comparison to the prior year is $0.7 million in interest income related to a delinquent client account that was determined to be collectible in the second quarter of 2003, for which there was no comparable event in the current year.

For the six months ended June 30, 2004, net interest expense increased $2.3 million, or 17%, compared to the same period in the prior year. This increase was primarily due to $1.8 million in additional interest expense related to the York Property capital lease obligation, which was initially recorded in February 2003, as well as $1.4 million in interest expense related to the vendor’s commission discount certificates issued as part of the U.S. Antitrust Litigation settlement in May 2003 (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). Also unfavorably influencing the comparison to the prior year is $0.7 million in interest income related to a delinquent client account that was determined to be collectible in the second quarter of 2003, for which there was no comparable event in the current year. These increases were partially offset by a $1.3 million reduction in interest expense associated with the Company’s credit facility principally as a result of decreased average outstanding borrowings and lower amortization of credit facility fees.

(See Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Income Tax Expense (Benefit)

For the three and six months ended June 30, 2004, the effective tax rate related to continuing operations was approximately 34%, when compared to an effective tax rate of 37% and 35%, respectively, for the three and six months ended June 30, 2003. The decreases in the effective tax rate resulted primarily from a difference in foreign tax rates, as well as changes during the periods in the difference between income or loss calculated for tax purposes and income or loss calculated according to generally accepted accounting principles.

FACILITIES REVIEW

Management remains committed to further reducing costs. Accordingly, the Company continues to analyze, and when sensible, implement solutions that can bring efficiencies and cost savings to its business. For example, management is continuing to analyze its current premises, in particular the York Property, for both its current and future business needs in an effort to reduce its overhead costs.

FINANCIAL CONDITION AS OF JUNE 30, 2004

This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements.”)

For the six months ended June 30, 2004, total cash and cash equivalents related to the Company’s continuing and discontinued operations increased approximately $81.8 million primarily due to the factors discussed below.

Net cash provided by operations was approximately $32.2 million during the first half of 2004 and was principally due to the Company’s net income from continuing operations. Also influencing cash provided by operations during the period was a $253.6 million increase in accounts receivable, partially offset by a $202.7 million increase in due to consignors, both principally resulting from auction sales occurring during the spring auction season. Additionally, during the first half of 2004, prepaid expenses and other current assets and accounts payable and accrued liabilities increased $20.9 million and $16.0 million, respectively. The increase in prepaid expenses and other current assets was principally attributable to a $12.5 million receivable due from the Company’s partner in an auction guarantee. Also contributing to the increase in prepaid expenses and other current assets was a $4 million insurance recovery accrued during the second quarter of 2004, as discussed in more detail above in the discussion on “General and Administrative Expenses.” The increase in accounts payable and accrued liabilities was principally attributable to a higher accrual of incentive bonus costs related to the improvement in the Company’s second quarter results.

Net cash provided by investing activities was approximately $66.8 million during the first half of 2004 and was principally due to the collection of maturing client loans during the first half of 2004, as well as the proceeds received from the sale of the Company’s domestic real estate brokerage business on February 17, 2004 (see “Sale of Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). These investing cash inflows were partially offset by the funding of consignor advances during the period.

Net cash used by financing activities was approximately $17.4 million during the six months ended June 30, 2004 and was principally due to the net repayment of credit facility borrowings.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s material contractual obligations and commitments as of June 30, 2004.

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
		(Thousands of dollars)
Long-term debt (1):
Principal payments	$100,000	$—	$—	$100,000	$—
Interest payments	33,802	6,875	13,750	13,177	—
Sub-total	133,802	6,875	13,750	113,177	—
Other commitments:
York Property capital lease	415,971	18,025	37,920	39,224	320,802
Operating lease obligations	86,766	14,384	22,391	15,067	34,924
DOJ antitrust fine (2)	27,000	12,000	15,000	—	—
Auction guarantees (3)	6,500	6,500	—	—	—
Employment agreements (4)	6,750	3,375	3,375	—	—
Sub-total	542,987	54,284	78,686	54,291	355,726
Total	$676,789	$61,159	$92,436	$167,468	$355,726

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

The vendor’s commission discount certificates (the “Discount Certificates”) that were distributed as part of the U.S. Antitrust Litigation settlement (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are fully redeemable in connection with any auction that is conducted by the Company or Christie’s International, PLC in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of June 30, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $59.3 million.

Additionally, in certain situations, the Company makes short-term commitments to consignors to extend additional credit. However, potential consignor advances related to such commitments are subject to certain limitations and conditions. The total amount of such commitments was approximately $10.5 million as of June 30, 2004. (See Notes 5 and 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

DERIVATIVE INSTRUMENTS

The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company’s global treasury function. The Company’s objective for holding such derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

As of June 30, 2004 and 2003, the assets relating to the Company’s forward exchange contracts were approximately $28,000 and $38,000, respectively. As of December 31, 2003, the Consolidated Balance Sheets included an asset of approximately $0.3 million relating to the Company’s forward exchange contracts. These assets are recorded within prepaid expenses and other current assets and reflect the fair value of the outstanding forward exchange contracts.

(See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

CONTINGENCIES

See Notes 10, 11 and 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for information on contingencies.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in more detail above, on February 17, 2004, the Company consummated the sale of its domestic real estate brokerage business and received net cash proceeds of approximately $94.2 million. (See “Sale of Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”) On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of its former credit agreement (the “Amended and Restated Credit Agreement”). Additionally, on March 4, 2004, the Company entered into a new senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). The GE Capital Credit Agreement is available through March 4, 2007 and provides for borrowings of up to $200 million provided by an international syndicate of lenders.

Borrowings under the GE Capital Credit Agreement are available for the funding of the Company’s ordinary working capital requirements and general corporate needs. The Company paid commitment and arrangement fees of $3.0 million related to the GE Capital Credit Agreement, which are being amortized to interest expense over the three-year term of the agreement.

The Company’s obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the U.K. The GE Capital Credit Agreement also contains financial covenants requiring the Company to not exceed $10 million in annual capital expenditures and to have a quarterly fixed charge coverage ratio of not less than 1.0. The financial covenant relating to capital expenditures is first effective for the year ending December 31, 2004, while the financial covenant relating to the fixed charge coverage ratio tests was first effective for the quarter ended June 30, 2004. The GE Capital Credit Agreement also has a covenant that prohibits the Company from making dividend payments. The Company is in compliance with its covenants.

At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.75%. Beginning on March 31, 2005, the applicable interest rate charged for borrowings under the GE Capital Credit Agreement may be adjusted up or down depending on the Company’s performance under the quarterly fixed charge coverage ratio tests.

As of June 30, 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement.

The Company generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements. With the cash proceeds received upon the consummation of the sale of SIR and borrowings available under the GE Capital Credit Agreement, the Company has considerably more liquidity and financial flexibility than it has had in the recent past. It is the Company’s present intention to use this additional liquidity to expand its loan portfolio. (See statement on Forward Looking Statements.)

The Company currently believes that operating cash flows, current cash balances and borrowings available under the GE Capital Credit Agreement will be adequate to meet its short-term and long-term commitments, operating needs and capital requirements through March 4, 2007.

The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of the Company’s client loan portfolio and the funding of capital expenditures, as well as the short-term commitments to be funded prior to July 1, 2005 included in the table of contractual obligations above.

The Company’s long-term operating needs and capital requirements include the potential funding of the Company’s client loan portfolio and the funding of capital expenditures beyond the next twelve months and through March 4, 2007, as well as the funding of the Company’s long-term contractual obligations and commitments included in the table of contractual obligations above through March 4, 2007.

In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed as part of the U.S. Antitrust Litigation settlement (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of June 30, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $59.3 million.

FACTORS AFFECTING OPERATING RESULTS AND LIQUIDITY

Operating results from the Company’s Auction and Finance segments, as well as the Company’s liquidity, are significantly influenced by a number of factors, many of which are not within the Company’s control. These factors, which are not ranked in any particular order, include:

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

•	The demand for fine arts, antiques and collectibles;
•	The success of the Company in attracting and retaining qualified personnel, who have or can develop relationships with certain potential sellers and buyers;
•	The demand for art-related financing;

•	The restrictive covenants in the Company’s bank credit facility and senior unsecured debt, which could adversely affect the Company’s business by limiting its flexibility;
•	The impact of any decline in the equity markets or decrease in interest rates on the assets and obligations of the Company’s U.K. defined benefit pension plan;
•	The uncertainty in future pension costs related to the Company’s U.K. defined benefit pension plan;
•	The impact of the variability in taxable income between the various jurisdictions where the Company does business on the effective tax rate; and
•	The ability of the Company to utilize its deferred tax assets.

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

At June 30, 2004, a hypothetical 10% strengthening or weakening of the United States dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $5.3 million. Excluding the potential impact of this hypothetical strengthening or weakening of the United States dollar, the market risk of the Company’s financial instruments has not changed significantly as of June 30, 2004 from that set forth in the Company’s Form 10-K for the year ended December 31, 2003.

At June 30, 2004, the Company had $82.1 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. As of June 30, 2004, the asset relating to the Company’s forward exchange contracts was not material. See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information on the Company’s use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4:	CONTROLS AND PROCEDURES

As of June 30, 2004, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2004. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(See Notes 10 and 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(i)	On May 7, 2004, the Company reported on Form 8-K that it had held its Annual Meeting of Shareholders.

(ii)	On May 10, 2004, the Company reported on Form 8-K that it had issued a press release discussing its results of operations for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S HOLDINGS, INC.
By:	/s/ Michael L. Gillis
Michael L. Gillis Senior Vice President, Controller and Chief Accounting Officer

Date:	August 6, 2004

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002