Form 10-Q
period 2004-09-30
SOTHEBYS HOLDINGS INC
filed 2004-11-08
CIK 823094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No __.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No __.

As of October 29, 2004, there were outstanding 45,607,727 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,875,645 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

SOTHEBY’S HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Auction and related revenues	$42,866	$29,006	$268,305	$174,719
License fee revenue	—	—	45,000	—
Other revenues	1,724	1,553	5,990	6,704
Total revenues	44,590	30,559	319,295	181,423

Expenses:
Direct costs of services	6,615	4,810	32,731	26,252
Salaries and related costs	37,125	30,863	125,715	99,945
General and administrative expenses	28,562	22,856	77,580	66,361
Depreciation and amortization expense	6,042	6,309	17,534	18,818
Retention costs	—	1,807	285	8,150
Net restructuring charges	—	(308)	146	5,033
Special charges	368	1,195	1,652	2,571
Total expenses	78,712	67,532	255,643	227,130

Operating (loss) income	(34,122)	(36,973)	63,652	(45,707)

Interest income	555	356	1,657	1,984
Interest expense	(8,494)	(8,986)	(25,299)	(24,007)
Other (expense) income	(49)	225	339	614

(Loss) income from continuing operations before taxes	(42,110)	(45,378)	40,349	(67,116)
Income tax (benefit) expense	(13,834)	(15,900)	14,122	(23,727)
(Loss) income from continuing operations	(28,276)	(29,478)	26,227	(43,389)

Discontinued operations (Note 3):
(Loss) income from discontinued operations before taxes	(480)	3,810	38,662	5,208
Income tax (benefit) expense	(80)	1,767	14,368	2,678
(Loss) income from discontinued operations	(400)	2,043	24,294	2,530
Net (loss) income	($28,676)	($27,435)	$50,521	($40,859)

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	($0.46)	($0.48)	$0.42	($0.70)
(Loss) earnings from discontinued operations	(0.01)	0.03	0.39	0.04
Basic (loss) earnings per share	($0.46)	($0.45)	$0.82	($0.66)

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	($0.46)	($0.48)	$0.42	($0.70)
(Loss) earnings from discontinued operations	(0.01)	0.03	0.39	0.04
Diluted (loss) earnings per share	($0.46)	($0.45)	$0.81	($0.66)

Weighted average shares outstanding (in thousands):
Basic	61,941	61,643	61,734	61,577
Diluted	61,941	61,643	62,432	61,577

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30, 2004 (UNAUDITED)	December 31, 2003	September 30, 2003 (UNAUDITED)

A S S E T S
Current Assets:
Cash and cash equivalents	$56,097	$62,498	$7,222
Restricted cash	1,588	8,179	1,046
Accounts receivable, net of allowance for doubtful accounts of $6,011, $5,948 and $6,350	195,979	231,684	119,752
Notes receivable and consignor advances, net of allowance for credit losses of $1,463, $1,600 and $1,565	72,915	82,253	45,260
Inventory, net	14,375	14,848	25,013
Deferred income taxes	6,649	5,117	6,558
Prepaid expenses and other current assets	59,972	45,822	41,881
Assets held for sale (Note 3)	153	29,668	17,930

Total Current Assets	407,728	480,069	264,662

Non-Current Assets:
Notes receivable	38,948	26,689	44,676
Properties, less accumulated depreciation and amortization of $111,994, $98,120, and $90,295	238,564	248,248	248,100
Goodwill	13,540	13,565	13,411
Investments	27,885	28,633	28,854
Deferred income taxes	77,568	101,684	113,172
Other assets	3,562	2,582	3,042

Total Assets	$807,795	$901,470	$715,917

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$145,421	$255,198	$86,279
Credit facility borrowings	—	20,000	55,000
Accounts payable and accrued liabilities	76,643	81,741	61,701
Deferred revenues	5,467	4,787	4,878
Accrued income taxes	6,220	4,441	2,096
York Property capital lease obligation	122	113	109
Deferred gain on sale of York Property	1,129	1,129	1,129
Settlement liabilities	13,941	5,281	7,073
Liabilities held for sale (Note 3)	150	15,198	11,393

Total Current Liabilities	249,093	387,888	229,658

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $422, $461 and $480	99,597	99,539	99,520
Settlement liabilities	61,546	75,498	72,647
York Property capital lease obligation	172,076	172,169	172,208
Deferred gain on sale of York Property	19,656	20,502	20,784
Other liabilities	18,382	18,466	17,965

Total Liabilities	620,350	774,062	612,782

Shareholders’ Equity:
Common Stock, $0.10 par value	6,326	6,173	6,166

Authorized shares—125,000,000 of Class A and 75,000,000 of Class B, issued and outstanding shares—45,526,812, 45,052,339 and 45,044,926 of Class A, and 17,874,272, 16,681,150 and 16,646,150 of Class B at September 30, 2004, December 31, 2003 and September 30, 2003, respectively

Additional paid-in capital	225,884	204,567	203,577
Accumulated deficit	(28,020)	(78,540)	(98,744)
Deferred compensation expense	(12,556)	(1,507)	(936)
Accumulated other comprehensive loss	(4,189)	(3,285)	(6,928)

Total Shareholders’ Equity	187,445	127,408	103,135

Total Liabilities and Shareholders’ Equity	$807,795	$901,470	$715,917

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	For the Nine Months Ended September 30,
	2004	2003

Operating Activities:
Net income (loss) from continuing operations	$26,227	($43,389)

Adjustments to reconcile net income (loss) from continuing operations to net cash used by operating activities:
Depreciation and amortization expense	17,534	18,818
Deferred income tax expense (benefit)	349	(23,920)
Tax benefit of stock option exercises	553	—
Restricted stock compensation expense	4,300	83
Asset provisions	2,975	148
Other	4,044	3,263

Changes in assets and liabilities:
Decrease in accounts receivable	43,877	161,484
Decrease (increase) in inventory	1,152	(11,889)
Increase in prepaid expenses and other current assets	(12,873)	(1,088)
Increase in other long-term assets	(231)	(572)
Decrease in settlement liabilities	(9,498)	(50,173)
Decrease in due to consignors	(115,559)	(187,558)
Increase (decrease) in accrued income taxes	9,287	(2,609)
Decrease in accounts payable and accrued liabilities and other liabilities	(7,755)	(33,231)
Operating Cash Outflow from discontinued operations (Note 3)	(4,120)	(2,928)
Net cash used by operating activities	(39,738)	(173,561)

Investing Activities:
Funding of notes receivable and consignor advances	(134,657)	(56,941)
Collections of notes receivable and consignor advances	127,857	62,060
Capital expenditures	(10,995)	(4,897)
Proceeds from sale of domestic real estate brokerage business (Note 3)	53,863	—
Proceeds from York Property sale-leaseback	—	167,054
Decrease in investments	1,428	1,921
Decrease in restricted cash	6,105	7,813
Investing Cash Flow from discontinued operations (Note 3)	969	661
Net cash provided by investing activities	44,570	177,671

Financing Activities:
Proceeds from credit facility borrowings	65,000	142,000
Repayments of credit facility borrowings	(85,000)	(187,000)
Decrease in York Property capital lease obligation	(84)	(1,549)
Proceeds from exercise of stock options	5,220	—
Net cash used by financing activities	(14,864)	(46,549)

Impact of consolidating variable interest entity	749	—
Effect of exchange rate changes on cash and cash equivalents	(23)	1,174

Decrease in cash and cash equivalents	(9,306)	(41,265)
Cash and cash equivalents at beginning of period	65,403	48,552
Cash and cash equivalents at end of period	$56,097	$7,287

Cash and cash equivalents at end of period:
Continuing operations	$56,097	$7,222
Discontinued Operations	—	65
	$56,097	$7,287

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

In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”), as well as most of its other non-U.S. real estate brokerage offices. The assets and liabilities of such operations are classified as held for sale in the Consolidated Balance Sheets, and the related operating results are reported as discontinued operations in the Consolidated Income Statements. (See Note 3)

The Company has concluded that an entity with whom its Finance segment has outstanding loans and to whom the Company provides management consulting services meets the definition of a variable interest entity under Financial Accounting Standards Board Interpretation No. 46, as revised. As primary beneficiary of the variable interest entity, the Company was required to consolidate the entity as part of the Auction segment beginning on March 31, 2004. (See Note 16)

In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements included herein, have been made.

2.	Seasonality of Business

The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, first and third quarter results of the Auction segment typically reflect lower Aggregate Auction Sales (as defined below) and lower operating results than the second and fourth quarters due to the fixed nature of many of the Company’s operating expenses. “Aggregate Auction Sales” represents the hammer price of property sold at auction by the Company plus buyer’s premium. The table below demonstrates that approximately 80% of the Company’s Aggregate Auction Sales are derived from the second and fourth quarters of the year.

	Percentage of Annual Aggregate Auction Sales

	2003	2002	2001

January – March	12%	11%	13%
April – June	34%	38%	45%
July – September	7%	12%	7%
October – December	47%	39%	35%

	100%	100%	100%

3.	Discontinued Operations

In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business, as well as most of its non-U.S. real estate brokerage offices. The assets and liabilities of such operations are classified as held for sale in the Consolidated Balance Sheets, and the related operating results are reported as discontinued operations in the Consolidated Income Statements.

On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). The License Agreement is applicable to Canada, Israel, Mexico, the U.S. and certain Caribbean countries. Also in conjunction with the sale, Cendant received options to acquire most of the other non-U.S. offices of the Company’s real estate brokerage business and a license to use the related trademarks in other countries outside the U.S., which may be exercised during the five-year period following February 17, 2004 for a nominal amount (the “International Options”).

The total consideration paid by Cendant at closing for SIR’s company-owned real estate brokerage business and affiliate network, as well as the License Agreement and the International Options was $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.9 million in transaction costs, were $94.0 million. In addition to the consideration received at closing, the License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks.

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

The $45 million of proceeds allocated to the License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned during the term of the License Agreement, as well as license fee revenue earned in the future from other potential licensing opportunities. As a result of this one-time license fee, the Company utilized approximately $15 million of the net Deferred Tax Asset related to its net operating loss carryforwards during the first quarter of 2004. The Company incurred transaction costs of approximately $2.2 million related to the consummation of the License Agreement principally in the first quarter of 2004, which are recorded within General and Administrative Expenses in the Consolidated Income Statements.

The fair value of the International Options is being marked to market on a quarterly basis with any changes in fair value recorded in the Consolidated Income Statements. For the three and nine months ended September 30, 2004, there was no change in the fair value of the International Options. Management currently expects the International Options related to the Company’s existing non-U.S. real estate brokerage operations and affiliates to be exercised in the near term. As a result, beginning in the third quarter of 2004, the assets and liabilities of such operations are classified as held for sale in the Consolidated Balance Sheets, and the related operating results are reported as discontinued operations in the Consolidated Income Statements.

The following is a summary of the operating results of the Company’s discontinued operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Revenues	$688	$11,719	$15,910	$27,509

Expenses:
Direct costs of services	196	958	1,185	3,604
Salaries and related costs	253	3,633	5,103	9,265
General and administrative expenses	671	2,739	3,154	7,765
Depreciation and amortization expense	14	574	36	1,660

Total expenses	1,134	7,904	9,478	22,294

Operating (loss) income	(446)	3,815	6,432	5,215

Gain on sale of SIR	—	—	32,268	—
Other expense	(34)	(5)	(38)	(7)

(Loss) income from discontinued operations before taxes	(480)	3,810	38,662	5,208
Income tax (benefit) expense	(80)	1,767	14,368	2,678

(Loss) income from discontinued operations	($400)	$2,043	$24,294	$2,530

According to the terms of the Stock Purchase Agreement related to the transaction, the Company is due to receive amounts collected by Cendant for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the three and nine months ended September 30, 2004, revenues from discontinued operations included $0.3 million and $8.6 million, respectively, of such amounts.

The following is a summary of the assets and liabilities classified as held for sale as of September 30, 2004, December 31, 2003 and September 30, 2003:

	September 30, 2004	December 31, 2003	September 30, 2003

	(Thousands of dollars)
Assets:
Cash and cash equivalents	$—	$2,905	$65
Restricted cash	—	1,157	1,442
Accounts receivable, net	95	1,185	622
Properties, net	30	10,693	10,336
Goodwill	—	10,089	3,338
Other current assets	28	3,639	2,127

Assets held for sale	$153	$29,668	$17,930

Liabilities:
Accounts payable and accrued liabilities	$150	$11,360	$8,031
Other current liabilities	—	3,838	3,362

Liabilities held for sale	$150	$15,198	$11,393

4.	Segment Reporting

The Company’s continuing operations are organized under two business segments – Auction and Finance. The Company’s discontinued real estate brokerage business, which comprised its former Real Estate segment, is not included in this presentation. (See Note 3 for further information on discontinued operations.)

The table below presents revenues for the Company’s operating segments, as well as a reconciliation of segment revenues to total revenues from continuing operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Auction	$42,866	$29,006	$268,305	$174,719
Finance	1,324	1,199	4,405	3,976
All Other	400	354	1,585	2,728

Total segment revenues	44,590	30,559	274,295	181,423
Unallocated amounts:
License fee revenue (see Note 3)	—	—	45,000	—

Total revenues from continuing operations	$44,590	$30,559	$319,295	$181,423

The table below presents (loss) income before taxes for the Company’s operating segments, as well as a reconciliation of segment (loss) income before taxes to (loss) income from continuing operations before taxes for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Auction	($39,791)	($39,356)	$4,309	($44,718)
Finance	(515)	(523)	(515)	(1,338)
All Other	(209)	(644)	(528)	(1,089)

Segment (loss) income before taxes	(40,515)	(40,523)	3,266	(47,145)
Unallocated amounts:
License fee revenue (see Note 3)	—	—	45,000	—
License Agreement transaction costs (see Note 3)*	(16)	—	(2,158)	—
Unallocated expenses related to discontinued operations **	—	(521)	—	(1,386)
Special charges (see Note 12)	(368)	(1,195)	(1,652)	(2,571)
Amortization of discount - DOJ antitrust fine (see Note 12)	(506)	(584)	(1,543)	(1,775)
Amortization of discount - Discount Certificates (see Note 12)	(705)	(1,056)	(2,133)	(1,056)
Net restructuring charges (see Note 13)	—	308	(146)	(5,033)
Retention costs	—	(1,807)	(285)	(8,150)

(Loss) income from continuing operations before taxes	($42,110)	($45,378)	$40,349	($67,116)

*

Represents transaction costs related to the consummation of the License Agreement, which are not allocated to the Company’s operating segments. This is consistent with how the related license fee revenue is presented for segment reporting purposes.

**	Represents amounts previously allocated to the Company’s discontinued real estate brokerage business (see Note 3), which represent expenses of the Company’s ongoing operations.

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2004, December 31, 2003 and September 30, 2003:

	September 30, 2004	December 31, 2003	September 30, 2003

	(Thousands of dollars)
Auction	$632,634	$651,150	$488,462
Finance	89,684	107,678	83,436
All Other	1,107	1,150	1,691

Total segment assets	723,425	759,978	573,589
Unallocated amounts:
Deferred tax assets	84,217	106,801	119,730
Assets held for sale (see Note 3)	153	29,668	17,930
Unallocated assets related to discontinued operations ***	—	5,023	4,668

Consolidated Assets	$807,795	$901,470	$715,917

***	Represents amounts previously allocated to the Company’s discontinued real estate brokerage business (see Note 3), which represent assets of the Company’s ongoing operations.
5.	Receivables

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

At September 30, 2004, approximately $69.4 million, or 35%, of the net Accounts Receivable balance was due from one purchaser. The Company received a $34.7 million payment related to this receivable on November 2, 2004 and is due to collect the remaining $34.7 million in January 2005.

Notes Receivable and Consignor Advances – The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Although the Company’s general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower, the Company will lend at loan to value ratios higher than 50%. The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale. The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The general purpose secured loans allow the Company to establish or enhance a mutually beneficial relationship with dealers and collectors. The loans are generally made with full recourse to the borrower. In certain instances, however, loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in Notes Receivable and Consignor Advances are unsecured loans totaling $5.8 million, $11.3 million and $14.6 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is directly sold by the dealer or at auction with any net profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company’s share of any profit or loss is reflected in the results of the Auction segment. The total of all such unsecured loans was $5.1 million, $7.8 million and $11.0 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At September 30, 2004, two consignor advances comprised approximately 11% and 10%, respectively, of the net Notes Receivable and Consignor Advances balance. One of these consignor advances totaling approximately $11 million was collected on October 22, 2004.

The weighted average interest rates earned on Notes Receivable and Consignor Advances were 5.0% and 5.6% for the three months ended September 30, 2004 and 2003, respectively. The weighted average interest rates earned on Notes Receivable and Consignor Advances were 5.9% and 5.7% for the nine months ended September 30, 2004 and 2003, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended September 30,

	2004	2003

	(Thousands of dollars)
Allowance for credit losses at January 1	$1,600	$1,573
Change in loan loss provision	(33)	523
Write-offs	(103)	(537)
Foreign currency exchange rate changes	(1)	6

Allowance for credit losses at September 30	$1,463	$1,565

6.	Goodwill
Goodwill related to the Company’s continuing operations is entirely attributable to the Auction segment. For the nine months ended September 30, 2004 and 2003, changes in Goodwill were as follows:

	2004	2003

	(Thousands of dollars)

Balance as of January 1	$13,565	$13,215
Foreign currency exchange rate changes	(25)	196

Balance as of September 30	$13,540	$13,411

7.	Credit Arrangements

Bank Credit Facilities –On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of its former credit agreement (the “Amended and Restated Credit Agreement”).

Additionally, on March 4, 2004, the Company entered into a new senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). The GE Capital Credit Agreement is available through March 4, 2007 and provides for borrowings of up to $200 million provided by an international syndicate of lenders.

Borrowings under the GE Capital Credit Agreement are available for the funding of the Company’s ordinary working capital requirements and general corporate needs. The Company paid arrangement fees of $3.0 million related to the GE Capital Credit Agreement, which are being amortized to interest expense over the three-year term of the agreement.

The Company’s obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the United Kingdom (the “U.K.”). The GE Capital Credit Agreement also contains financial covenants requiring the Company to not exceed $10 million in annual capital expenditures and to have a quarterly fixed charge coverage ratio of not less than 1.0. The financial covenant relating to capital expenditures is first effective for the year ending December 31, 2004, while the financial covenant relating to the fixed charge coverage ratio tests was first effective for the quarter ended June 30, 2004. The GE Capital Credit Agreement also has a covenant that prohibits the Company from making dividend payments. In August 2004, the GE Capital Credit Agreement was amended to allow the Company’s U.K. subsidiary to incur capital expenditures of up to $4 million on or prior to December 31, 2004 in connection with the purchase of a previously leased building in London. The capital expenditure of up to $4 million allowed by this amendment is in addition to the $10 million annual permitted amount under the GE Capital Credit Agreement. The Company is in compliance with its covenants.

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

As of September 30, 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement. As of December 31, 2003 and September 30, 2003, the Company had outstanding borrowings of $20 million and $55 million, respectively, under the Amended and Restated Credit Agreement.

For the nine months ended September 30, 2004, the weighted average interest rate charged on outstanding borrowings was approximately 6.2%. For the three and nine months ended September 30, 2003, the weighted average interest rates charged on outstanding borrowings were approximately 4.7% and 5.3%, respectively.

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

Interest Expense – For the three and nine months ended September 30, 2004 and 2003, interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Credit Facility Borrowings:
Interest expense on outstanding borrowings	$—	$295	$298	$1,543
Amortization of amendment and arrangement fees	250	413	864	1,517
Commitment fees	258	96	610	269

Sub-total	508	804	1,772	3,329

Interest expense on York Property capital lease obligation	4,477	4,480	13,434	11,639
Interest expense on long-term debt	1,738	1,737	5,214	5,211
Amortization of discount - Discount Certificates (see Note 12)	705	1,056	2,133	1,056
Amortization of discount - DOJ antitrust fine (see Note 12)	506	584	1,543	1,775
Other interest expense	560	325	1,203	997

Total	$8,494	$8,986	$25,299	$24,007

Other interest expense principally relates to interest accrued on the unfunded obligation under the Company’s Benefit Equalization Plan.
8.	Defined Benefit Pension Plan

The Company makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Plan”). For the three and nine months ended September 30, 2004 and 2003, the components of net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Service cost	$1,665	$1,461	$4,999	$4,381
Interest cost	2,791	2,306	8,379	6,914
Expected return on plan assets	(4,111)	(3,560)	(12,343)	(10,674)
Amortization of prior service cost	66	59	199	177
Amortization of actuarial loss	262	—	786	—
Amortization of transitional asset	—	(2)	—	(7)

Sub-total	673	264	2,020	791
Special termination benefits	—	—	13	282

Net periodic pension cost	$673	$264	$2,033	$1,073

The special termination benefits are reflected in the Consolidated Income Statements principally within Net Restructuring Charges.

Total contributions to the U.K. Plan in 2004 are expected to be approximately $2.8 million. For the nine months ended September 30, 2004, total contributions to the U.K. Plan were approximately $2.0 million.

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

As of September 30, 2004 and December 31, 2003, the Consolidated Balance Sheets included assets relating to the Company’s forward exchange contracts of approximately $0.2 million and $0.3 million, respectively, recorded within Prepaid Expenses and Other Current Assets. As of September 30, 2003, the Consolidated Balance Sheets included a liability of $43,242 relating to the Company’s forward exchange contracts recorded within Accounts Payable and Accrued

Liabilities. These amounts reflect the fair value of the Company’s outstanding forward exchange contracts on those dates.
10.	Commitments and Contingencies

Employment Agreements –During the second half of 2003 the Company entered into employment agreements with a number of employees, which expire in June 2006. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses which are payable only if specified Company and individual goals are attained. The aggregate commitment for future salaries for the entire three-year period, excluding incentive bonuses, is approximately $10.1 million, of which approximately $4.5 million had been paid through October 29, 2004.

Lending Commitments –In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects (see Note 5). Unfunded commitments to extend additional credit were approximately $9.4 million at September 30, 2004.

Legal Actions – The Company becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. In the opinion of management, any such claims and lawsuits are not currently expected to have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

Gain Contingency – During the third quarter of 2004, the Company signed an agreement for the sale of land and buildings at Billingshurst, West Sussex in the U.K. (the “Sussex Property”). The completion of the sale is conditional upon the receipt of planning permission for redevelopment of part of the site. If completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $5 to $6 million. The Company currently expects this contingency to be resolved some time in 2005.

(See Notes 11 and 12 for other commitments and contingencies.)

11.	Auction Guarantees

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. Furthermore, in certain situations, the Company reduces its financial exposure under auction guarantees through sharing arrangements with unaffiliated partners.

In the first quarter of 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for guarantees issued or modified after December 31, 2002.

As of September 30, 2004, the Company had outstanding auction guarantees totaling $165.0 million, the property relating to which had a mid-estimate sales price (1) of $193.3 million. The Company’s financial exposure under its outstanding auction guarantees is reduced by $41.2 million as a result of sharing arrangements with unaffiliated partners. The property related to such guarantees is being offered at auctions in the fourth quarter of 2004 and first half of 2005. As of September 30, 2004, $20.0 million of the guaranteed amount had been advanced by the Company, of which the Company has recorded its $18.5 million share within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note 5).

Included in total outstanding auction guarantees as of September 30, 2004 was a $35 million auction guarantee entered into on September 22, 2004 that was cancelled by the consignor on October 1, 2004.

As of September 30, 2004, December 31, 2003 and September 30, 2003, the carrying amount of the liability related to the Company’s outstanding auction guarantees was approximately $1.1 million, $0.5 million and $0.3 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

As of November 5, 2004, the Company had outstanding auction guarantees totaling $41.8 million, the property relating to which had a mid-estimate sales price (1) of $47.3 million. The Company's financial exposure under its outstanding auction guarantees is reduced by $14.2 million principally as a result of sharing arrangements with unaffiliated partners. The property related to such guarantees is being offered at auctions in the fourth quarter of 2004 and first half of 2005. As of November 5, 2004, $9.7 million of the guaranteed amount had been advanced by the Company, of which the Company will record its $7.9 million share within Notes Receivable and Consignor Advances.

(1)

The mid-estimate sales price is calculated as the average of the high and low pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not predictions of auction sale results.

12.	Special Charges and Settlement Liabilities

Special Charges – For the three and nine months ended September 30, 2004 and 2003, the Company recorded the following Special Charges related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil antitrust litigation:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Legal and other professional fees	$48	$61	$528	$613
Settlement administration costs	174	1,052	593	1,626
Loss on redemption of Discount Certificates	146	82	531	82
Settlement of U.S. Antitrust opt out claim	—	—	—	250

Total	$368	$1,195	$1,652	$2,571

For the three and nine months ended September 30, 2004, the legal and other professional fees noted above are principally the result of the Canadian Competition Bureau’s continuing investigation regarding the same anti-competitive practices relating to commissions charged by the Company and Christie’s International, PLC (“Christie’s”) for auction services that were the subject of the DOJ investigation. In the opinion of management, this investigation is not currently expected to have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

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

Settlement Liabilities – In accordance with the U.S. Antitrust Litigation settlement agreement, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the amount that was recorded in the Consolidated Income Statements as Special Charges in the third quarter of 2000. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of September 30, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $58.3 million and the carrying value of such Discount Certificates was $50.3 million.

In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Special Charges of $34.1 million, which represents the present value of the fine payable. The $10.9 million discount on the amount due is being amortized to interest expense over the five-year period during which the fine is being paid. As of September 30, 2004, the Company had funded $18 million of the fine and the remaining $27 million of the fine is payable as follows: $12 million due on February 6, 2005 and $15 million due on February 6, 2006. As of September 30, 2004, the carrying value of the fine payable to the DOJ was $25.1 million.
As of September 30, 2004, December 31, 2003 and September 30, 2003, Settlement Liabilities consisted of the following:

	September 30, 2004	December 31, 2003	September 30, 2003

	(Thousands of dollars)
Current:
Discount Certificates (net)	$3,400	$1,330	$3,200
DOJ antitrust fine (net)	10,541	3,951	3,873

Sub-total	13,941	5,281	7,073

Long-term:
Discount Certificates (net)	46,940	49,845	47,499
DOJ antitrust fine (net)	14,606	25,653	25,148

Sub-total	61,546	75,498	72,647

Total	$75,487	$80,779	$79,720

The current portion of the liability for the Discount Certificates is based on management’s estimate of redemptions expected during the twelve-month period after the current balance sheet date.
Amounts charged to Settlement Liabilities during the nine months ended September 30, 2004 were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total

	(Thousands of dollars)
Liability at January 1, 2004	$51,175	$29,604	$80,779
Cash payment to DOJ	—	(6,000)	(6,000)
Redemption of Discount Certificates	(3,499)	—	(3,499)
Amortization of discount	2,133	1,543	3,676
Loss on redemption of Discount Certificates	531	—	531

Liability at September 30, 2004	$50,340	$25,147	$75,487

13.	Restructuring Liability

During the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the “2002 Restructuring Plan”). The goal of the 2002 Restructuring Plan was to improve profitability through further cost savings and other strategic actions. The 2002 Restructuring Plan has been fully implemented and the remaining liability, which is recorded within Accounts Payable and Accrued Liabilities, is expected to be funded during the fourth quarter of 2004. Amounts charged to the restructuring liability through September 30, 2004 were as follows:

	Employee Termination Benefits	Lease and Contract Termination Costs	Asset Provisions	Other Costs	Total

	(Thousands of dollars)
Restructuring charges	$4,007	$124	$—	$50	$4,181
Cash payments	(46)	—	—	—	(46)
Foreign currency exchange rate changes	8	—	—	—	8

Liability at December 31, 2002	3,969	124	—	50	4,143
Restructuring charges	5,219	500	495	319	6,533
Asset write-offs	—	—	(495)	—	(495)
Cash payments	(6,502)	(621)	—	(343)	(7,466)
Adjustments to liability	(1,471)	(3)	—	(25)	(1,499)
Foreign currency exchange rate changes	311	—	—	—	311

Liability at December 31, 2003	1,526	—	—	1	1,527
Restructuring charges	38	47	—	61	146
Cash payments	(1,401)	(47)	—	(62)	(1,510)
Foreign currency exchange rate changes	(33)	—	—	—	(33)

Liability at September 30, 2004	$130	$—	$—	$—	$130

14.	Comprehensive (Loss) Income

The Company’s comprehensive (loss) income includes the net (loss) income for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three and nine months ended September 30, 2004 and 2003, comprehensive (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Net (loss) income	($28,676)	($27,435)	$50,521	($40,859)
Other comprehensive income (loss)	409	1,588	(904)	3,379

Comprehensive (loss) income	($28,267)	($25,847)	$49,617	($37,480)

15.	Stock-Based Compensation

Stock Option Plans – The Company accounts for the 1987 Stock Option Plan and 1997 Stock Option Plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost related to stock option grants to employees has been recognized only to the extent that the fair market value of the stock exceeds the exercise price of the stock option at the date of the grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Thousands of dollars, except per share data)
Net (loss) income, as reported	($28,676)	($27,435)	$50,521	($40,859)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax effects	1,417	55	2,989	55
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,141)	(1,457)	(5,348)	(5,510)

Pro forma net (loss) income	($29,400)	($28,837)	$48,162	($46,314)

(Loss) earnings per share:
Basic (loss) earnings per share, as reported	($0.46)	($0.45)	$0.82	($0.66)

Basic (loss) earnings per share, pro forma	($0.47)	($0.47)	$0.78	($0.75)

Diluted (loss) earnings per share, as reported	($0.46)	($0.45)	$0.81	($0.66)

Diluted (loss) earnings per share, pro-forma	($0.47)	($0.47)	$0.77	($0.75)

Option Exchange Program – In February 2003, the Compensation Committee of the Board of Directors approved an exchange offer of cash or restricted stock under the 2003 Restricted Stock Plan for stock options to eligible employees that held certain stock options under the Company’s 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004.

The total number of options that were cancelled as a result of the Exchange Offer was approximately 5.6 million and the number of shares of restricted stock that were issued was approximately 1.1 million shares. These shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company’s Class A Common Stock on the date of issuance and resulted in the recording of Deferred Compensation Expense and Additional Paid-in Capital of approximately $14 million. The amount recorded as Deferred Compensation Expense is being expensed over the restricted stock’s four-year vesting period. The total amount of compensation expense related to the restricted stock issuance, assuming that all restricted shares vest, will be approximately $14 million.

For the three and nine months ended September 30, 2004, the Company recognized stock compensation expense of $1.8 million and $3.7 million, respectively, related to the Exchange Offer. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance on March 31, 2004.

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

The Company has concluded that an entity with whom its Finance segment has outstanding loans of approximately $3.7 million and to whom the Company provides management consulting services meets the definition of a VIE under FIN 46, as revised. As primary beneficiary of the VIE, the Company was required to consolidate the entity as part of the Auction segment beginning on March 31, 2004.

The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of September 30, 2004 is inventory with a carrying value of approximately $3.4 million. Such inventory consists entirely of artwork and is the collateral for the $3.7 million in outstanding loans discussed above, which are eliminated in the consolidation. The Company has no equity investment in the entity.

The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of June 30, 2004, the entity had total assets of $6.2 million, total liabilities of $5.9 million and capital of $0.3 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Overview

During the first nine months of 2004, the recovery in the international art market, which began in the fourth quarter of 2003, continued and the Company experienced significantly better results as compared to the same period in the prior year. Management currently expects this recovery in the international art market to continue and is encouraged by its fourth quarter auction sales results to-date as well as by the level of consignments for upcoming auctions this quarter, which include a number of outstanding various-owner and single-owner auctions. However, it remains unlikely that Auction segment results for the second half of

2004 will be at the level achieved in the first half of the year. Aggregate Auction Sales for the second half of the year are traditionally lower than the first half due to the timing of certain sales in the Company’s sales calendar. Additionally, we do not expect another private sale such as the landmark private sale of the Forbes Collection of Faberge in February 2004, or a replication of the May 2004 single-owner sale of property of the Greentree Foundation, both as discussed in more detail below. (See statement on Forward Looking Statements.)

The Company’s pre-tax results from continuing operations for the three and nine months ended September 30, 2004 and 2003 are summarized below (in thousands of dollars):

	Three Months Ended September 30,

	2004	2003	$ Change	% Change

Revenues:
Auction and related revenues	$42,866	$29,006	$13,860	48%
License fee revenue	—	—	—	N/A
Other revenues	1,724	1,553	171	11%

Total revenues	44,590	30,559	14,031	46%
Expenses	78,712	67,532	11,180	17%

Operating loss	(34,122)	(36,973)	2,851	8%
Net interest expense and other	(7,988)	(8,405)	417	5%

Loss from continuing operations before taxes	($42,110)	($45,378)	$3,268	7%

	Nine Months Ended September 30,

	2004	2003	$ Change	% Change

Revenues:
Auction and related revenues	$268,305	$174,719	$93,586	54%
License fee revenue	45,000	—	45,000	*
Other revenues	5,990	6,704	(714)	–11%

Total revenues	319,295	181,423	137,872	76%
Expenses	255,643	227,130	28,513	13%

Operating income (loss)	63,652	(45,707)	109,359	*
Net interest expense and other	(23,303)	(21,409)	(1,894)	–9%

Income (loss) from continuing operations before taxes	$40,349	($67,116)	$107,465	*

*	Represents a change in excess of 100%.

The improvement in the Company’s results for the three months ended September 30, 2004 when compared to the prior year was due to increased auction commission revenues principally resulting from a significant improvement in third quarter auction sales; partially offset by higher employee benefit costs and costs associated with the Company’s option exchange program, as well as increased professional fees.

The improvement in the Company’s results for the nine months ended September 30, 2004 when compared to the prior year was due to increased auction and related revenues principally resulting from a significant improvement in auction sales especially during the spring auction season, as well as a higher level of private treaty revenues. Also favorably influencing the comparison of September year-to-date results to the prior year is a $45 million one-time license fee earned in the first quarter of 2004 in conjunction with the sale of the Company’s domestic real estate brokerage business. The overall improvement in the Company’s results for the periods was partially offset by increased incentive bonus costs and costs associated with the Company’s option exchange program, as well as higher professional fees and employee benefit costs.

For the nine months ended September 30, 2004, the Company’s pre-tax income from discontinued operations was $38.7 million; a significant improvement when compared to the same period in 2003 when the Company’s discontinued operations had pre-tax income of approximately $5.2 million. This improvement was largely due to a pre-tax gain of $32.3 million recognized on the sale of the Company’s discontinued domestic real estate brokerage business. (See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Please refer to the discussion below for a more detailed discussion of the significant factors impacting the Company’s results for the three and nine months ended September 30, 2004.

Sale of Sotheby’s International Realty, Inc.

In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”), as well as most of its non-U.S. real estate brokerage offices. On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). SIR and the non-U.S. real estate brokerage offices were the principal components of the Company’s former Real Estate segment.

In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). The License Agreement is applicable to Canada, Israel, Mexico, the U.S. and certain Caribbean countries. Also in conjunction with the sale, Cendant received options to acquire most of the other non-U.S. offices of the Company’s real estate brokerage business and a license to use the related trademarks in other countries outside the U.S., which may be exercised during the five-year period following February 17, 2004 for a nominal amount (the “International Options”).

The total consideration paid by Cendant at closing for SIR’s company-owned real estate brokerage business and affiliate network, as well as the License Agreement and the International Options was $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.9 million in transaction costs, were $94.0 million. In addition to the consideration received at closing, the License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. (See “Liquidity and Capital Resources” below for a discussion of the Company’s expected use of the proceeds received at closing.)

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

The $45 million of proceeds allocated to the License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned during the term of the License Agreement, as well as license fee revenue earned in the future from other potential licensing opportunities. As a result of this one-time license fee, the Company utilized approximately $15 million of the net Deferred Tax Asset related to its net operating loss carryforwards during the first quarter of 2004. The Company incurred transaction costs of approximately $2.2 million related to the consummation of the License Agreement principally in the first quarter of 2004, which are recorded within general and administrative expenses in the Consolidated Income Statements.

The fair value of the International Options is being marked to market on a quarterly basis with any changes in fair value recorded in the Consolidated Income Statements. For the three and nine months ended September 30, 2004, there was no change in the fair value of the International Options. Management currently expects the International Options related to the Company’s existing non-U.S. real estate brokerage operations and affiliates to be exercised within the next twelve months. As a result, beginning in the third quarter of 2004, the assets and liabilities of such operations are classified as held for sale in the Consolidated Balance Sheets, and the related operating results are reported as discontinued operations in the Consolidated Income Statements. (See statement on Forward Looking Statements.)

(See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Revenues

For the three and nine months ended September 30, 2004 and 2003, revenues from continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended September 30,

	2004	2003	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$34,674	$22,895	$11,779	51%
Auction expense recoveries	1,807	1,893	(86)	–5%
Private treaty revenues	2,076	1,561	515	33%
Principal activities	62	93	(31)	–33%
Catalogue subscription revenues	2,244	2,081	163	8%
Other	2,003	483	1,520	*

Total auction and related revenues	42,866	29,006	13,860	48%

License fee revenue	—	—	—	N/A
Other revenues:
Finance segment revenues	1,324	1,199	125	10%
Other	400	354	46	13%

Total other revenues	1,724	1,553	171	11%

Total revenues	$44,590	$30,559	$14,031	46%

Key performance indicators:
Aggregate Auction Sales **	$194,308	$116,791	$77,517	66%
Net Auction Sales ***	$167,217	$99,681	$67,536	68%
Auction commission margin ****	20.7%	23.0%	N/A	–10%
Average loan portfolio	$79,567	$91,838	($12,271)	–13%

	Nine Months Ended September 30,

	2004	2003	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$222,355	$151,899	$70,456	46%
Auction expense recoveries	10,387	8,972	1,415	16%
Private treaty revenues	18,391	4,320	14,071	*
Principal activities	5,132	541	4,591	*
Catalogue subscription revenues	7,009	6,241	768	12%
Other	5,031	2,746	2,285	83%

Total auction and related revenues	268,305	174,719	93,586	54%

License fee revenue	45,000	—	45,000	*
Other revenues:
Finance segment revenues	4,405	3,976	429	11%
Other	1,585	2,728	(1,143)	–42%

Total other revenues	5,990	6,704	(714)	–11%

Total revenues	$319,295	$181,423	$137,872	76%

Key performance indicators:
Aggregate Auction Sales **	$1,547,588	$897,797	$649,791	72%
Net Auction Sales ***	$1,340,890	$772,496	$568,394	74%
Auction commission margin ****	16.6%	19.7%	N/A	–16%
Average loan portfolio	$83,288	$86,957	($3,669)	–4%

Legend:
*	Represents a change in excess of 100%.
**	Represents the hammer price of property sold at auction plus buyer’s premium.
***	Represents the hammer price of property sold at auction.
****	Represents total auction commission revenues as a percentage of Net Auction Sales.

Auction and Related Revenues

Auction and related revenues increased $13.9 million, or 48%, to $42.9 million and $93.6 million, or 54%, to $268.3 million for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in the prior year. For the three and nine months ended September 30, 2004, the favorable impact of foreign currency translations on auction and related revenues was $3.6 million and $14.4 million, respectively. Excluding the impact of favorable foreign currency translations, auction and related revenues increased $10.3 million, or 36%, to $39.3 million and $79.2 million, or 45%, to $253.9 million for the three and nine months ended September 30, 2004, respectively.

The increased level of auction and related revenues for the three and nine months ended September 30, 2004 was principally due to higher auction commission revenues. Also contributing to the increase in auction and related revenues for the nine months ended September 30, 2004, was increased private treaty revenues and principal activities. Each of the factors impacting the overall change in auction and related revenues for the periods is explained in more detail below.

Auction Commission Revenues – Auction commission revenues increased $11.8 million, or 51%, to $34.7 million and $70.5 million, or 46%, to $222.4 million for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in the prior year. For the three and nine months ended September 30, 2004, the favorable impact of foreign currency translations on auction commission revenues was $3.2 million and $12.8 million, respectively. Excluding the impact of favorable foreign currency translations, auction commission revenues increased $8.6 million, or 38%, to $31.5 million and $57.7 million, or 38%, to $209.6 million for the three and nine months ended September 30, 2004, respectively.

The higher level of auction commission revenues during the periods was largely attributable to a significant increase in auction sales; partially offset by a decrease in auction commission margin. See “Aggregate Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

Aggregate Auction Sales – Aggregate Auction Sales increased $77.5 million, or 66%, to $194.3 million and $649.8 million, or 72%, to $1,547.6 million for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in the prior year. For the three and nine months ended September 30, 2004, the favorable impact of foreign currency translations on Aggregate Auction Sales was $18.4 million and $76.9 million, respectively. Excluding the impact of favorable foreign currency translations, Aggregate Auction Sales increased $59.1 million, or 51%, to $175.9 million and $572.9 million, or 64%, to $1,470.7 million for the three and nine months ended September 30, 2004, respectively.

The significant increase in Aggregate Auction Sales for the three and nine months ended September 30, 2004 reflects the continued recovery of the international art market, as well as improved global economic conditions when compared to the same periods in the prior year. The impact of specific sales on the overall increase in Aggregate Auction Sales for each of the periods is discussed below.

Aggregate Auction Sales for the third quarter of 2004 were favorably impacted by the successful July 2004 Old Master Paintings sale in London, which contributed $24.2 million to the overall increase for the period and included the sale of Johannes Vermeer’s painting “Young Woman seated at the Virginals” for $30 million. Results for the period also significantly benefited from approximately $17 million in Aggregate Auction Sales from the summer Important British Pictures sale, which in 2004 occurred in July; in 2003, the equivalent sale occurred in June and was included in the Company’s second quarter results. Additionally, results for the third quarter of 2004 reflect a $5.2 million, or 50%, increase in Aggregate Auction Sales attributable to single-owner collections, principally due to the July 2004 sale in Paris of the collection of Marianne and Pierre Nahon which totaled approximately $10.1 million and for which there was no comparable sale in the prior year.

Results for the nine months ended September 30, 2004 include approximately $213.1 million in Aggregate Auction Sales attributable to the single-owner sale of property of the Greentree Foundation, which included the record breaking sale of Pablo Picasso’s “Garçon à la Pipe” for $104.2 million and for which there was no comparable sale in the prior year. Additionally, results for the period significantly benefited from a $90.2 million, or 72%, increase in Aggregate Auction Sales from the various-owner spring Impressionist and Contemporary sales in New York. In 2003, such sales produced dramatically lower results when compared to prior years due in part to economic uncertainties related to the build up to the war in Iraq. The comparison to the prior year was also favorably impacted by a $53.7 million, or 56%, improvement in the June Impressionist and Contemporary sales in London, the increase in third quarter sales results discussed above and significantly improved second quarter results generated by the Company’s salesrooms in Hong Kong, Geneva, Milan and Amsterdam.

Auction Commission Margin – Auction commission margin represents total auction commission revenues as a percentage of net auction sales. Typically, auction commission margins are higher for low value works of art or collections, while higher valued property earns relatively lower margins.

For the three and nine months ended September 30, 2004, the Company experienced decreases of 10% and 16%, respectively, in auction commission margin when compared to the same periods in the prior year.

The decrease in auction commission margin for the three months ended September 30, 2004 was principally due to an unfavorable change in sales mix during the period, as well as a $1.2 million auction commission share paid to an unaffiliated third party as a result of the successful July 2004 Old Master Paintings sale in London.

The decrease in auction commission margin for the nine months ended September 30, 2004 was principally due to the fact that a significant portion of the increase in auction sales was at the high-end of the Company’s business where auction commission margins are traditionally lower. Several of the Impressionist and Contemporary collections offered during the spring season in the second quarter carried lower auction commission margins than comparable sales in the recent past. This was primarily due to the competitive environment, as well as the Company’s decision to reduce its auction guarantee risk through sharing arrangements with partners, whereby the Company reduces its financial exposure under the auction guarantee in exchange for sharing in the auction commissions with the partner. Both of these factors significantly contributed to a $20.7 million increase in auction commissions owed by the Company to unaffiliated third parties.

Private Treaty Revenues – For the nine months ended September 30, 2004, private treaty revenues increased $14.1 million when compared to the same period in the prior year. The higher level of private treaty activity for the period reflects the traditionally variable nature of such sales, as well as management’s expanded efforts in this area.

Most significantly, results for the first nine months of 2004 include the landmark private sale of the Forbes Collection of Faberge in February 2004. Also favorably influencing the comparison of private treaty revenues to the prior year is the February 2004 sale of Raphael’s “Madonna of the Pinks” to the National Gallery in London and the May 2004 sale of a collection of Old Master Drawings to the Louvre, as well as several other significant private sales for which there were no comparable events in the prior year.

Principal Activities – The level of principal activities in a period is largely attributable to the economic environment, the supply of quality property available for investment and resale and the demand by buyers for such property, as well as the level of auction guarantees issued by the Company.

For the nine months ended September 30, 2004, principal activities increased $4.6 million when compared to the same period in the prior year. This increase was due, in part, to a $1.8 million gain recognized in May 2004 on the sale of a painting purchased by the Company for investment purposes, for which there was no comparable event in the prior year, as well as an increased level of guarantees issued for the spring auction season and a higher degree of success for such guarantees when compared to the prior year. Also favorably impacting the comparison of September year-to-date results to the prior year is a $2.2 million gain recognized in January 2004 on the sale of property purchased by an art dealer through an unsecured loan from the Company, for which there was no comparable event in the prior year. In certain situations, property purchased pursuant to such unsecured loans is sold directly by the dealer or at auction with any net profit or loss shared by the Company and the dealer.

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

Other Revenues

For the nine months ended September 30, 2004, other revenues decreased $0.7 million, or 11%, when compared to the same period in the prior year. This decrease was principally due to a reduction in art education revenues resulting from the sale of the Company’s United Kingdom (“U.K.”) art education business on September 30, 2003, partially offset by a $0.4 million, or 11%, increase in Finance segment revenues, as discussed in more detail below.

Finance Segment Revenues – For the nine months ended September 30, 2004, the overall increase in Finance segment revenues was principally due to $1 million in interest income recognized in the second quarter of 2004 as a result of the collection of a disputed client loan, for which there was no comparable event in the prior year; partially offset by a decrease in the average loan portfolio balance and lower interest rates charged on certain significant client loans. See “Average Loan Portfolio” below for a detailed discussion of this key performance indicator.

Average Loan Portfolio – The Finance segment’s average loan portfolio balance decreased $12.3 million, or 13%, and $3.7 million, or 4%, for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in the prior year. These decreases were due in part to the limited availability of capital to fund new loans prior to the Company entering into its new senior secured credit agreement with General Electric Capital Corporation on March 4, 2004. As discussed in more detail below under “Liquidity and Capital Resources,” the Company’s present intention is to expand the Finance segment’s loan portfolio. (See statement on Forward Looking Statements.)

Expenses

For the three and nine months ended September 30, 2004 and 2003, expenses from continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended September 30,

	2004	2003	$ Change	% Change

Direct costs of services	$6,615	$4,810	$1,805	38%
Salaries and related costs	37,125	30,863	6,262	20%
General and administrative expenses	28,562	22,856	5,706	25%
Depreciation and amortization expense	6,042	6,309	(267)	–4%
Retention costs	—	1,807	(1,807)	–100%
Net restructuring charges	—	(308)	308	–100%
Special charges	368	1,195	(827)	–69%

Total expenses	$78,712	$67,532	$11,180	17%

	Nine Months Ended September 30,

	2004	2003	$ Change	% Change

Direct costs of services	$32,731	$26,252	$6,479	25%
Salaries and related costs	125,715	99,945	25,770	26%
General and administrative expenses	77,580	66,361	11,219	17%
Depreciation and amortization expense	17,534	18,818	(1,284)	–7%
Retention costs	285	8,150	(7,865)	–97%
Net restructuring charges	146	5,033	(4,887)	–97%
Special charges	1,652	2,571	(919)	–36%

Total expenses	$255,643	$227,130	$28,513	13%

Direct Costs of Services

Direct costs of services consist largely of catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company’s auction sales. For example, direct costs attributable to the sale of single-owner collections are typically higher than those associated with various-owner sales mainly due to higher promotional costs for catalogues, special events and traveling exhibitions.

Direct costs increased $1.8 million, or 38%, to $6.6 million and $6.5 million, or 25%, to $32.7 million for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in the prior year. For the three and nine months ended September 30, 2004, the unfavorable impact of foreign currency translations on direct costs was $0.5 million and $1.8 million, respectively. Excluding the impact of unfavorable foreign currency translations, direct costs increased $1.3 million, or 27%, to $6.1 million and $4.7 million, or 18%, to $30.9 million for the three and nine months ended September 30, 2004, respectively.

The increased level of direct costs is consistent with the higher level of sales activity, and in particular single-owner sales, during the three and nine months ended September 30, 2004. For example, direct costs for the nine months ended September 30, 2004 include $1.2 million in catalogue production, advertising and promotional costs related to the single-owner sale of property from the Greentree Foundation, for which there was no comparable sale in the prior year. The overall increase in direct costs for the first nine months of 2004 was partially offset by $0.9 million in cost reductions achieved as a result of the elimination of direct costs associated with the Company’s former e-commerce and U.K. art education activities.

Salaries and Related Costs

For the three and nine months ended September 30, 2004 and 2003, salaries and related costs consisted of the following:

	Three Months Ended September 30,

	2004	2003	$ Change	% Change

Full-time salaries	$23,864	$23,281	$583	3%
Employee benefits	5,765	3,188	2,577	81%
Payroll taxes	2,481	2,167	314	14%
Option Exchange	1,811	—	1,811	*
Incentive bonus costs	376	117	259	*
Other	2,828	2,110	718	34%

Total salaries and related costs	$37,125	$30,863	$6,262	20%

	Nine Months Ended September 30,

	2004	2003	$ Change	% Change

Full-time salaries	$72,825	$71,990	$835	1%
Employee benefits	14,740	10,811	3,929	36%
Payroll taxes	8,794	7,483	1,311	18%
Option Exchange	5,899	—	5,899	*
Incentive bonus costs	14,562	2,171	12,391	*
Other	8,895	7,490	1,405	19%

Total salaries and related costs	$125,715	$99,945	$25,770	26%

* Represents a change in excess of 100%.

Salaries and related costs increased $6.3 million, or 20%, to $37.1 million, and $25.8 million, or 26%, to $125.7 million for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in the prior year. The unfavorable impact of foreign currency translations on salaries and related costs was approximately $1.9 million and $6.3 million for the three and nine months ended September 30, 2004, respectively. Excluding the impact of unfavorable foreign currency translations, salaries and related costs increased $4.4 million, or 14%, to $35.2 million and $19.5 million, or 20%, to $119.4 million for the three and nine months ended September 30, 2004, respectively.

For the nine months ended September 30, 2004, the increase in salaries and related costs was principally due to significantly higher incentive bonus costs. Additionally, for the three and nine months ended September 30, 2004, higher employee benefit costs and costs associated with the Company’s option exchange program significantly contributed to the overall increase for the periods, which was partially offset by lower full-time salaries (excluding the impact of unfavorable foreign currency translations). See discussion below for a more detailed explanation of each of these factors contributing to the variances versus the prior year.

Incentive Bonus Costs – For the nine months ended September 30, 2004, incentive bonus costs increased $12.4 million, when compared to the same period in the prior year. The significant increase in incentive bonus costs is consistent with the Company’s substantial improvement in year to date results and also reflects performance-based compensation awarded principally in the first quarter of 2004 in connection with the high level of private treaty transactions during the period.

Option Exchange Program – In February 2003, the Compensation Committee of the Board of Directors approved an exchange offer of cash or restricted stock under the 2003 Restricted Stock Plan for stock options to eligible employees that held certain stock options under the Company’s 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004.

The total number of options that were cancelled as a result of the Exchange Offer was approximately 5.6 million and the number of shares of restricted stock that were issued was approximately 1.1 million shares. These shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company’s Class A Common Stock on the date of issuance and resulted in the recording of deferred compensation expense and additional paid-in capital of approximately $14 million. The amount recorded as deferred compensation expense is being expensed over the restricted stock’s four-year vesting period. The total amount of compensation expense related to the restricted stock issuance, assuming that all restricted shares vest, will be approximately $14 million.

For the three and nine months ended September 30, 2004, the Company recognized stock compensation expense of $1.8 million and $3.7 million, respectively, related to the Exchange Offer. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance on March 31, 2004.

Employee Benefits – For the three months and nine months ended September 30, 2004, employee benefits increased $2.6 million, or 81%, and $3.9 million, or 36%, when compared to the same periods in the prior year. The higher level of employee benefits for the three and nine months ended September 30, 2004 was due in part to $1.4 million and $2.3 million, respectively, of severance costs related to headcount reductions in Continental Europe and North America. Also unfavorably impacting the comparison of employee benefits to the prior period are increases of $0.4 million and $1.2 million in costs related to the Company’s U.K. defined benefit pension plan for the three and nine months ended September 30, 2004, respectively, as well as increased medical and pension benefit costs for U.S. employees. The overall increase in employee benefits for the periods was partially offset by lower benefits costs achieved as a result of headcount reductions taking effect throughout 2003.

As a result of the recent unfavorable trend in employee health and retirement benefit costs in the U.S., management is currently analyzing various cost containment options for the Company’s U.S. health and retirement benefit plans. (See statement on Forward Looking Statements.)

Full-Time Salaries – For the three months ended September 30, 2004, full-time salaries increased $0.6 million, or 3%, to $23.9 million, when compared to the same period in the prior year. For the three months ended September 30, 2004, the unfavorable impact of foreign currency translations on full-time salaries was $1.3 million. Excluding the impact of unfavorable foreign currency translations, full-time salaries decreased $0.7 million, or 3%, to $22.6 million.

For the nine months ended September 30, 2004, full-time salaries increased $0.8 million, or 1%, to $72.8 million, when compared to the same period in the prior year. For the nine months ended September 30, 2004, the unfavorable impact of foreign currency translations on full-time salaries was $4.0 million. Excluding the impact of unfavorable foreign currency translations, full-time salaries decreased $3.2 million, or 4%, to $68.8 million.

The lower level of full-time salaries (excluding the impact of unfavorable foreign currency translations) was principally due to savings achieved as a result of headcount reductions taking effect throughout 2003.

General and Administrative Expenses

General and administrative expenses increased $5.7 million, or 25%, to $28.6 million, and $11.2 million, or 17%, to $77.6 million for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in the prior year. The unfavorable impact of foreign currency translations on general and administrative expenses was approximately $1.3 million and $3.9 million for the three and nine months ended September 30, 2004, respectively. Excluding the impact of unfavorable foreign currency translations, general and administrative expenses increased $4.4 million, or 19%, to $27.3 million and $7.3 million, or 11%, to $73.7 million for the three and nine months ended September 30, 2004, respectively.

For the three months ended September 30, 2004, the overall increase in general and administrative expenses was largely due to a $2.7 million increase in professional fees principally related to the Company’s ongoing implementation of Section 404 of the Sarbanes-Oxley Act and increased legal fees, a $0.7 million increase in travel and entertainment costs primarily resulting from the higher level of business opportunities during the period and higher real estate taxes related to the Company’s premises in New York and London. Also unfavorably influencing the comparison to the prior year are $0.5 million in settlement costs related to a legal claim for which there was no comparable event in the prior year. The overall increase in general and administrative expenses for the period was partially offset by the recovery of $1 million in previously paid real estate taxes in the U.K.

For the nine months ended September 30, 2004, the overall increase in general and administrative expenses was largely due to a $7.0 million increase in professional fees principally resulting from $2.2 million of transaction costs related to the consummation of the License Agreement (see “Sale of Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and increased legal fees, as well as professional fees incurred during the first nine months of 2004 related to the Company’s ongoing implementation of Section 404 of the Sarbanes-Oxley Act. Also

unfavorably impacting the comparison to the prior period was a $2.5 million increase in non-recurring client goodwill gestures, authenticity claims and litigation settlements. Additionally, for the nine months ended September 30, 2004, travel and entertainment costs increased $1.2 million principally due to the higher level of business opportunities during the period.

The overall increase in general and administrative expenses for the nine months ended September 30, 2004 was partially offset by an insurance recovery of approximately $4 million recorded in the second quarter of 2004 related to the collateral underlying a loan for which the Company recorded a loan loss reserve of $9 million in the fourth quarter of 2000 and subsequently wrote off in the first quarter of 2001. To a lesser extent, the comparison of general and administrative expenses to the prior year is also favorably impacted by the recovery of $1 million in previously paid real estate taxes in the U.K. recorded in the third quarter of 2004, as well as $0.9 million in year-to-date cost savings achieved as a result of the discontinuation of the Company’s former e-commerce and U.K. art education activities.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.3 million, or 4%, to $6.0 million and $1.3 million, or 7%, to $17.5 million for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in the prior year principally due to fixed assets that became fully depreciated subsequent to September 30, 2003.

Retention Costs

In 2001 and 2002, the Company implemented retention programs to certain key employees upon fulfillment of full-time employment through certain dates. All amounts related to the retention programs were amortized over the related contractual service periods. For the nine months ended September 30, 2004, the Company recognized retention costs of $0.3 million. For the three and nine months ended September 30, 2003, the Company recognized retention costs of $1.8 million and $8.2 million, respectively.

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

(See Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Special Charges

For the three and nine months ended September 30, 2004 and 2003, the Company recorded the following Special Charges related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil antitrust litigation:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Thousands of dollars)
Legal and other professional fees	$48	$61	$528	$613
Settlement administration costs	174	1,052	593	1,626
Loss on redemption of Discount Certificates	146	82	531	82
Settlement of U.S. Antitrust opt out claim	—	—	—	250

Total	$368	$1,195	$1,652	$2,571

(See Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information on special charges.)

Net Interest Expense

For the three months ended September 30, 2004, net interest expense decreased $0.7 million, or 8%, compared to the same period in 2003. This decrease was partially due to a $0.3 million reduction in interest expense associated with the Company’s credit facility due to the fact that there were no borrowings oustanding during the period. Also contributing to the favorable variance is a $0.4 million decrease in interest expense related to the vendor’s commission discount certificates issued as part of the U.S. Antitrust Litigation settlement in May 2003 (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and a $0.2 million increase in interest income principally resulting from higher average cash balances.

For the nine months ended September 30, 2004, net interest expense increased $1.6 million, or 7%, compared to the same period in the prior year. This increase was primarily due to $1.8 million in additional interest expense related to the York Property capital lease obligation, which was initially recorded in February 2003, as well as $1.1 million in interest expense related to the vendor’s commission discount certificates issued as part of the U.S. Antitrust Litigation settlement in May 2003 (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). These increases were partially offset by a $1.6 million reduction in interest expense associated with the Company’s credit facility principally resulting from lower average outstanding borrowings.

(See Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Income Tax Expense (Benefit)

For the three and nine months ended September 30, 2004, the effective tax rate related to continuing operations was approximately 33% and 35%, respectively, when compared to an effective tax rate of approximately 35% for the three and nine months ended September 30, 2003. The change in the effective tax benefit rate for the three months ended September 30, 2004 resulted primarily from a difference in foreign tax rates, as well as an increase in the valuation allowance on a non-U.S. net operating loss.

FACILITIES REVIEW

Management remains committed to further reducing costs. Accordingly, the Company continues to analyze, and when sensible, implement solutions that can bring efficiencies and cost savings to its business. For example, management is continuing to analyze its current premises, in particular the Company’s New York headquarters, for both its current and future business needs in an effort to reduce its overhead costs. (See statement on Forward Looking Statements.)

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2004

This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements.”)

For the nine months ended September 30, 2004, total cash and cash equivalents related to the Company’s continuing and discontinued operations decreased approximately $9.3 million primarily due to the factors discussed below.

Net cash used by operations was approximately $39.7 million for the nine months ended September 30, 2004 and was significantly influenced by a $115.6 million decrease in due to consignors, partially offset by a $43.9 million decrease in accounts receivable, both principally due to the settlement of auction sales. Also contributing to the use of cash in operating activities was a $12.9 million increase in prepaid expenses and other current assets, a $7.8 million decrease in accounts payable and accrued liabilities and a $9.5 million decrease in settlement liabilities. The increase in prepaid expenses and other current assets was principally attributable to a $14.0 million receivable due from the Company’s partners in auction guarantees. The decrease in settlement liabilities was principally due to a $6 million payment made in February 2004 to fund a portion of the fine payable to the DOJ, as well as the redemption of $3.5 million of Discount Certificates (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). These cash outflows from operations were partially offset by the Company’s net income from continuing operations during the period.

Net cash provided by investing activities was approximately $44.6 million for the nine months ended September 30, 2004 and was principally due to the collection of maturing client loans during the period, as well as the proceeds received from the sale of the Company’s domestic real estate brokerage business on February 17, 2004 (see “Sale of

Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). These investing cash inflows were partially offset by the funding of consignor advances during the period and $11.0 million in capital expenditures.

Net cash used by financing activities was approximately $14.9 million for the nine months ended September 30, 2004 and was principally due to the net repayment of credit facility borrowings, partially offset by proceeds received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s material contractual obligations and commitments as of September 30, 2004.

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
Long-term debt (1):
Principal payments	$100,000	$—	$—	$100,000	$—
Interest payments	30,365	6,875	13,750	9,740	—

Sub-total	130,365	6,875	13,750	109,740	—

Other commitments:
York Property capital lease	411,466	18,025	38,236	39,562	315,643
Operating lease obligations	80,266	13,718	20,861	11,754	33,933
DOJ antitrust fine (2)	27,000	12,000	15,000	—	—
Employment agreements (3)	5,906	3,375	2,531	—	—

Sub-total	524,638	47,118	76,628	51,316	349,576

Total	$655,003	$53,993	$90,378	$161,056	$349,576

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

The vendor’s commission discount certificates (the “Discount Certificates”) that were distributed as part of the U.S. Antitrust Litigation settlement (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are fully redeemable in connection with any auction that is conducted by the Company or Christie’s International, PLC in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of September 30, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $58.3 million.

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. Furthermore, in certain situations, the Company reduces its financial exposure under auction guarantees through sharing arrangements with unaffiliated partners.

As of September 30, 2004, the Company had outstanding auction guarantees totaling $165.0 million, the property relating to which had a mid-estimate sales price (1) of $193.3 million. The Company’s financial exposure under its outstanding auction guarantees is reduced by $41.2 million as a result of sharing arrangements with unaffiliated partners. The property related to such guarantees is being offered at auctions in the fourth quarter of 2004 and first half of 2005. As of September 30, 2004, $20.0 million of the guaranteed amount had been advanced by the Company, of which the Company has recorded its $18.5 million share within notes receivable and consignor advances in the Consolidated

Balance Sheets (see Note 5 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

Included in total outstanding auction guarantees as of September 30, 2004 was a $35 million auction guarantee entered into on September 22, 2004 that was cancelled by the consignor on October 1, 2004.

As of November 5, 2004, the Company had outstanding auction guarantees totaling $41.8 million, the property relating to which had a mid-estimate sales price (1) of $47.3 million. The Company's financial exposure under its outstanding auction guarantees is reduced by $14.2 million principally as a result of sharing arrangements with unaffiliated partners. The property related to such guarantees is being offered at auctions in the fourth quarter of 2004 and first half of 2005. As of November 5, 2004, $9.7 million of the guaranteed amount had been advanced by the Company, of which the Company will record its $7.9 million share within notes receivable and consignor advances.

(1)

The mid-estimate sales price is calculated as the average of the high and low pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not predictions of auction sale results.

(See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”.)

Lending Commitments

In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $9.4 million at September 30, 2004. (See Notes 5 and 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

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

As of September 30, 2004 and December 31, 2003, the Consolidated Balance Sheets included assets relating to the Company’s forward exchange contracts of approximately $0.2 million and $0.3 million, respectively, recorded within Prepaid Expenses and Other Current Assets. As of September 30, 2003, the Consolidated Balance Sheets included a liability of $43,242 relating to the Company’s forward exchange contracts recorded within Accounts Payable and Accrued Liabilities. These amounts reflect the fair value of the Company’s outstanding forward exchange contracts on those dates.

(See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

CONTINGENCIES

See Notes 10, 11 and 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for information on contingencies.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in more detail above, on February 17, 2004, the Company consummated the sale of its domestic real estate brokerage business and received net cash proceeds of approximately $94.0 million. (See “Sale of Sotheby’s International Realty, Inc.” above and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”) On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of its former credit agreement (the “Amended and Restated Credit Agreement”). Additionally, on March 4, 2004, the Company entered into a new senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). The GE Capital Credit Agreement is available through March 4, 2007 and provides for borrowings of up to $200 million provided by an international syndicate of lenders.

Borrowings under the GE Capital Credit Agreement are available for the funding of the Company’s ordinary working capital requirements and general corporate needs. The Company paid arrangement fees of $3.0 million related to the GE Capital Credit Agreement, which are being amortized to interest expense over the three-year term of the agreement.

The Company’s obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the U.K. The GE Capital Credit Agreement also contains financial covenants requiring the Company to not exceed $10 million in annual capital expenditures and to have a quarterly fixed charge coverage ratio of not less than 1.0. The financial covenant relating to capital expenditures is first effective for the year ending December 31, 2004, while the financial covenant relating to the fixed charge coverage ratio tests was first effective for the quarter ended June 30, 2004. The GE Capital Credit Agreement also has a covenant that prohibits the Company from making dividend payments. In August 2004, the GE Capital Credit Agreement was amended to allow the Company’s U.K. subsidiary to incur capital expenditures of up to $4 million on or prior to December 31, 2004 in connection with the purchase of a previously leased building in London. The capital expenditure of up to $4 million allowed by this amendment is in addition to the $10 million annual permitted amount under the GE Capital Credit Agreement. The Company is in compliance with its covenants.

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

As of September 30, 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement.

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

The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company’s client loan portfolio and the funding of capital expenditures, as well as the short-term commitments to be funded prior to October 1, 2005 included in the table of contractual obligations above.

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

In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed as part of the U.S. Antitrust Litigation settlement (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of September 30, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $58.3 million.

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

At September 30, 2004, a hypothetical 10% strengthening or weakening of the United States dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $5.4 million. Excluding the potential impact of this hypothetical strengthening or weakening of the United States dollar, the market risk of the Company’s financial instruments has not changed significantly as of September 30, 2004 from that set forth in the Company’s Form 10-K for the year ended December 31, 2003.

At September 30, 2004, the Company had $93.4 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information on the Company’s use of derivative instruments.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4:   CONTROLS AND PROCEDURES

As of September 30, 2004, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2004. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:   OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

In April 1997, the Antitrust Division of the United States Department of Justice (the “DOJ”) began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie’s International PLC (“Christie’s”). The Company has pled guilty to a violation of the United States (“U.S.”) antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere and, on February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company’s plea and imposed on the Company a fine of $45 million payable without interest over a period of five years. The Company has funded $18 million of the fine payable to the DOJ, and the remaining $27 million of the fine is payable as follows: (a) $12 million due February 6, 2005 and (b) $15 million due February 6, 2006. The Canadian Competition Bureau is continuing to conduct an investigation regarding the same anti-competitive practices relating to commissions charged by the Company and Christie’s for auction services that were the subject of the DOJ investigation.

The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

(See Notes 10 and 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
3.1	Amended and Restated By-Laws of Sotheby’s Holdings, Inc., dated November 8, 2004
10.1	First Amendment to Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan, dated August 5, 2004
10.2

Amendment No. 2 to Credit Agreement, dated August 3, 2004, by and among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s and Sotheby’s Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory thereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
(i)	On August 9, 2004, the Company filed a Form 8-K related to the issuance of a press release discussing its results of operations for the quarter ended June 30, 2004.
(ii)	On September 2, 2004, the Company filed a Form 8-K under Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”
(iii)	On September 24, 2004, the Company filed a Form 8-K under Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”

(iv)	On October 1, 2004, the Company filed a Form 8-K under Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S HOLDINGS, INC.
By:	/s/ Michael L. Gillis

Michael L. Gillis Senior Vice President, Controller and Chief Accounting Officer

Date:	November 8, 2004

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Sotheby’s Holdings, Inc., dated November 8, 2004

10.1	First Amendment to Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan, dated August 5, 2004

10.2

Amendment No. 2 to Credit Agreement, dated August 3, 2004, by and among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s and Sotheby’s Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory thereto

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