Form 10-K
period 2004-12-31
SOTHEBYS HOLDINGS INC
filed 2005-03-16
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO , AND
COMMISSION FILE NUMBER 1-9750

SOTHEBY'S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2478409 (I.R.S. Employer Identification No.)
38500 Woodward Avenue, Suite 100 Bloomfield Hills, Michigan (Address of principal executive offices)	48303 (Zip Code)

(248) 646-2400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Limited Voting Common Stock, $0.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

      As of June 30, 2004, the aggregate market value of the 45,121,917 shares of Class A Limited Voting Common Stock (the “Class A Common Stock”) and 1,738,232 shares of Class B Common Stock (the “Class B Common Stock”), for which there is no public market, held by non-affiliates of the registrant was $720,145,795 and $27,742,183, respectively, based upon the closing price ($15.96) on the New York Stock Exchange composite tape on such date for the Class A voting stock, into which Class B Common Stock is freely convertible on a share-for-share basis. For these calculations, the common stock of each class beneficially owned by the registrant's controlling Class B Common Stock shareholder, directors and executive officers were treated as shares owned by affiliates; such inclusion, however, should not be construed as an admission that any such person is an “affiliate” of the registrant.

      As of March 1, 2005, there were outstanding 46,117,297 shares of Class A Common Stock and 18,118,218 shares of Class B Common Stock, freely convertible into 18,118,218 shares of Class A Common Stock. There is no public market for the registrant's Class B Common Stock, which is held by affiliates and non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's proxy statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Company Overview

      Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world's two largest auctioneers of fine art, decorative arts and collectibles. The Company offers property through its worldwide Auction segment in approximately 70 collecting categories, among them fine art, decorative arts, jewelry and collectibles. In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of private purchases and sales of art and collectibles. The Company also conducts art-related financing activities through its Finance segment.

      The Company was incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company issued shares of Class A Common Stock to the public. The Class A Common Stock is listed on the New York Stock Exchange (the “NYSE”).

      In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby's International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the United States (the “U.S.”). On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option. Initially, this license agreement was applicable to Canada, Israel, Mexico, the U.S. and certain Caribbean countries. Also in conjunction with the sale, Cendant received options to acquire most of the other non-U.S. offices of the Company's real estate brokerage business and to expand the license agreement to cover the related trademarks in other countries outside the U.S., excluding Australia and New Zealand (the “International Options”). The International Options were exercised by Cendant during 2004. Additionally, in the fourth quarter of 2004, the Company committed to a plan to sell its real estate brokerage business in Australia. SIR and the non-U.S. real estate brokerage operations comprised the Company's former Real Estate segment. For additional information related to these transactions, refer to Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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

      The Company and Christie's International, PLC (“Christie's”), a privately held auction house, are the two largest art auction houses in the world.

      The Company auctions a wide variety of property, including fine art, decorative art, jewelry and collectibles. Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company's principal role as an auctioneer is to identify, evaluate and appraise works of art through its international staff of specialists; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.

      In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses and applicable taxes. In certain situations, the Company releases property sold at auction to buyers before receiving payment. In such situations, the Company pays the consignor the net sale proceeds for the released property at the time payment is due, even if the Company has not received payment from the buyer. (See Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). The Company must perform under its auction guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through sharing arrangements with unaffiliated partners. (See Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      Beginning in June 2002, the Company conducted Internet auctions through its website, sothebys.com, pursuant to the terms of a strategic alliance with eBay, Inc. (“eBay”) whereby sothebys.com online auctions were incorporated into the eBay marketplace. In February 2003, the Company and eBay entered into an agreement to discontinue separate online auctions on sothebys.com, effective April 30, 2003. Subsequent to that date, the Company's Internet activities have focused on promoting its live auctions. (See Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of private purchases and sales of art and collectibles. For example, the Company has a 50% equity interest in Acquavella Modern Art (“AMA”), a partnership between a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. The assets of AMA consist principally of art inventory. (See Notes B and G of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      The Company's auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year as a result of the traditional spring and fall art auction seasons. Consequently, the Auction segment typically reports operating losses in the first and third quarters of each year. (See Item 7, “Management's Discussion and Analysis of Results of Operations,” and Note W of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

The Auction Market and Competition

      Competition in the international art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale. The Company's primary auction competitor is Christie's.

      The owner of a work of art wishing to sell it has four principal options: (1) sale or consignment to, or private sale by, an art dealer; (2) consignment to, or private sale by, an auction house; (3) private sale to a collector or museum without the use of an intermediary; or (4) for certain categories of property (in particular, collectibles) consignment to, or private sale through, an internet-based service. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust. A complex array of factors may influence the seller's decision. These factors, which are not ranked in any particular order, include:

•	The level and breadth of expertise of the dealer or auction house with respect to the property;

•	The extent of the prior relationship, if any, between the seller and the firm;

•	The reputation and historic level of achievement by the firm in attaining high sale prices in the property's specialized category;

•	The desire for privacy on the part of sellers and buyers;

•	The amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright;

•	The level of auction guarantees or the terms of other financial options offered by auction houses;

•	The level of pre-sale estimates offered by auction houses;

•	The desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and executors);

•	The amount of commission proposed by dealers or auction houses to sell a work on consignment;

•	The cost, style and extent of presale marketing and promotion to be undertaken by a firm;

•	Recommendations by third parties consulted by the seller;

•	Relationships and personal interaction between the seller and the firm's staff; and

•	The availability and extent of related services, such as tax or insurance appraisal and short-term financing.

      It is not possible to measure with any particular accuracy the entire international art market or to reach any conclusions regarding overall competition because dealers and auction firms frequently do not publicly report annual sales totals and the amounts reported are not verifiable.

Auction Regulation

      Regulation of the auction business varies from jurisdiction to jurisdiction. In many jurisdictions, the Company is subject to laws and regulations that are not directed solely toward the auction business, including, but not limited to, import and export regulations, cultural patrimony laws and value added sales taxes. Such regulations do not impose a material impediment to the worldwide business of the Company but do affect the market generally, and a material adverse change in such regulations could affect the business. In addition, the failure to comply with such local laws and regulations could subject the Company to civil and/or criminal penalties in such jurisdictions. The Company has a Compliance Department to provide training to Company employees and to audit the Company's compliance with many of these laws and regulations.

      A recent ruling by the European Court of Justice proposed that the standard rate of value added sales tax must be paid on the buyer’s premium on works imported into the U.K. from outside the European Union and sold at auction. Although the Company continues to analyze the ultimate impact of the proposed rule, management believes the proposed rule will not have a material effect on the Company's business. (See statement on Forward Looking Statements.)

Finance Segment

Description of Business

      The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company's financing activities are conducted through its wholly-owned direct and indirect subsidiaries.

      The general policy of the Finance segment is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. The Company will also lend at loan to value ratios higher than 50%. All of the Finance segment's loans are variable interest rate loans.

      The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors. Term loans are generally made with full recourse against the borrower. In certain instances, however, term loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws.

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

      (See Notes B and E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      The Company funds its financing activities generally through operating cash flows supplemented by credit facility borrowings. (See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

The Finance Market and Competition

      A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of those offered by the Company. Additionally, many traditional lenders offer borrowers a variety of integrated financial services such as wealth management services, which are not offered by the Company. Few lenders, however, are willing to accept works of art as sole collateral as they do not possess the ability both to appraise and to sell works of art within a vertically integrated organization. The Company believes that its financing alternatives are attractive to clients who wish to obtain liquidity from their art assets.

Factors Affecting Operating Results and Liquidity

      See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operating Results and Liquidity.”

Financial and Geographical Information About Segments

      See Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for financial and geographical information about the Company's segments.

Personnel

      As of December 31, 2004, the Company had 1,411 employees with 513 located in North America; 568 in the United Kingdom (the “U.K.”), 249 in Continental Europe and 81 in Asia. The Company regards its relations with its employees as good. The table below provides a breakdown of the Company's employees as of December 31, 2004 and 2003.

December 31	2004	2003
Auction segment	1,275	1,287
Finance segment	7	7
Discontinued Operations	6	109
All Other	123	134

Total	1,411	1,537

      Employees classified within “All Other” principally relate to the Company's central corporate and information technology departments.

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

ITEM 2: PROPERTIES

      The Company's North American Auction and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the “York Property”). The York Property, which is approximately 400,000 square feet, is home to the Company's North American auction salesrooms. The Company also currently leases warehouse space at one other location in Manhattan, New York and leases office and exhibition space in several other major cities throughout the U.S.

      The Company acquired the York Property in July 2000. During the first quarter of 2001, the Company completed the construction of a six-story addition and renovation of the York Property, which expanded the Company's auction, warehouse and office space in New York City and enabled the Company to consolidate many of its New York City operations. On February 7, 2003, the Company sold the York Property and entered into an agreement to lease it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. (See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes H and L of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      In July 2004, management initiated the consolidation of the Company's New York warehouse space into the York Property in order to reduce premises costs in North America. This consolidation is currently underway and is currently expected to be completed during the first half of 2005.

      The Company's U.K. operations (primarily auction) are centered at New Bond Street, London, where the main salesrooms and administrative offices of Sotheby's U.K. are located. The New Bond Street premises are approximately 200,000 square feet. The Company owns a portion of the

New Bond Street premises, and a portion is leased under long-term leases. The Company also leases approximately 50,000 square feet at Olympia, a building located in Kensington, West London. The Olympia facility, which commenced operations in September 2001, is a specially dedicated middle market auction salesroom. In addition, the Company leases warehouse space at King's House in West London and owns land and a building in Sussex (the “Sussex Property”), which previously housed an auction salesroom. The Company is in the process of selling the Sussex Property. (See Note P of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      The Company also leases space primarily for auction operations in various locations throughout Continental Europe, including salesrooms in Amsterdam, The Netherlands; Geneva and Zurich, Switzerland; Milan, Italy; and Paris, France; in Asia, including Hong Kong and Singapore; and in Australia.

      In management's opinion, the Company's worldwide premises are adequate for the current conduct of its business. However, management continually analyzes its worldwide premises for both its current and future business needs in an effort to reduce overhead costs. Where appropriate, management will continue to make any necessary changes to address the Company's business needs.

ITEM 3: LEGAL PROCEEDINGS

      The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie's for auction services during the period 1993 to 2000.

      The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

      Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

      (See Notes P and R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2004.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

      The principal U.S. market for the Company's Class A Common Stock is the NYSE (symbol: BID).

      The Company also has Class B Common Stock, convertible on a share for share basis into Class A Common Stock. There is no public market for the Class B Common Stock. Per share cash dividends, if any, would be equal for the Class A Common Stock and Class B Common Stock.

      The quarterly price ranges on the NYSE of the Class A Common Stock for 2004 and 2003 are as follows:

	2004
Quarter Ended	High	Low
March 31	$15.93	$12.17
June 30	$16.60	$12.69
September 30	$17.23	$14.13
December 31	$19.24	$15.10

	2003
Quarter Ended	High	Low
March 31	$9.40	$7.87
June 30	$9.43	$6.49
September 30	$11.99	$7.62
December 31	$14.10	$10.33

      The number of holders of record of Class A Common Stock as of March 1, 2005 was 2,159. The number of holders of record of Class B Common Stock as of March 1, 2005 was 88.

      The Company's credit facility has a covenant that prohibits it from making dividend payments. (See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”) The Company did not pay any dividends during 2004 and 2003.

Equity Compensation Plans

      The following table provides information as of December 31, 2004 with respect to shares of the Company's common stock that may be issued under its existing equity compensation plans, including the Sotheby's Holdings, Inc. 1987 Stock Option Plan (the “1987 Stock Option Plan”), the Sotheby's Holdings, Inc. 1997 Stock Option Plan (the “1997 Stock Option Plan”), the Sotheby's Holdings, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”) and the Sotheby's Holdings, Inc. Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A)) (4) (5)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	8,520	$16.44	7,951
Equity compensation plans not approved by shareholders	—	—	—

Total	8,520	$16.44	7,951

(1)	See Note M of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for a description of the material features of and additional information related to the 1987 Stock Option Plan, the 1997 Stock Option Plan, the Restricted Stock Plan and the Directors Stock Plan.
(2)	Includes 1,329,659 shares of Class B Common Stock issuable upon the vesting of outstanding stock awards granted under the Restricted Stock Plan.
(3)	The weighted-average exercise price does not take into account 1,329,659 shares issuable upon the vesting of outstanding stock awards granted under the Restricted Stock Plan, which have no exercise price.
(4)	Includes 645,796 shares of Class B Common Stock available for future issuance under the Restricted Stock Plan.
(5)	Includes 100,236 shares of Class A Common Stock available for future issuance under the Directors Stock Plan.

ITEM 6:  SELECTED FINANCIAL DATA

      The following table provides selected financial data for the Company. In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business, as well as most of its real estate brokerage offices outside of the U.S. On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant. Additionally, in the fourth quarter of 2004, the Company committed to a plan to sell its real estate brokerage business in Australia. This business is the only remaining component of the Company's former Real Estate segment. Accordingly, the income statement and per share data for all periods presented below represents only results from the Company's continuing operations.

Year ended December 31	2004		2003		2002		2001		2000

Aggregate Auction Sales (1)	$2,694,544		$1,690,655		$1,774,240		$1,619,909		$1,936,316
Income statement data:
Auction and related revenues	$443,130		$308,990		$296,744		$286,264		$335,191
License fee revenues	45,745		—		—		—		—
Other revenues	7,845		8,354		10,767		16,474		24,443

Total revenues	$496,720		$317,344		$307,511		$302,738		$359,634

Net interest expense	$(30,270)		$(30,334)		$(20,177)		$(21,685)		$(12,360)
Income (loss) from continuing operations	$62,393	(2)	$(26,038	)(3)	$(59,168	)(4)	$(44,723	)(5)	$(195,561	)(6)
Basic income (loss) per share from continuing operations	$1.01	(2)	$(0.42	)(3)	$(0.96	)(4)	$(0.74	)(5)	$(3.32	)(6)
Diluted income (loss) per share from continuing operations	$1.00	(2)	$(0.42	)(3)	$(0.96	)(4)	$(0.74	)(5)	$(3.32	)(6)
Balance sheet data:
Working capital (deficit)	$212,360		$82,404		$9,544		$(13,903)		$39,515
Total assets	$1,225,346		$906,100		$875,705		$863,463		$1,078,111
Credit facility borrowings	$—		$20,000		$100,000		$130,000		$116,000
Long-term debt (net)	$99,617		$99,539		$99,466		$99,398		$99,334
York Property capital lease obligation	$172,169		$172,282		$—		$—		$—
Shareholders' equity	$235,919		$127,408		$140,368		$185,870		$188,054

(1)	Represents the hammer (sale) price of property sold at auction plus buyer's premium.

(2)	Amounts for the year ended December 31, 2004 include the following (on a pre-tax basis): License Fee Revenues of $45.7 million, Retention Costs of $0.3 million, Net Restructuring Charges of $0.1 million and Special Charges of $1.9 million.

(3)	Amounts for the year ended December 31, 2003 include the following (on a pre-tax basis): Retention Costs of $8.5 million, Net Restructuring Charges of $5.0 million and Special Charges of $3.1 million.

(4)	Amounts for the year ended December 31, 2002 include the following (on a pre-tax basis): Retention Costs of $22.6 million, Net Restructuring Charges of $2.0 million and Special Charges of $41.0 million.

(5)	Amounts for the year ended December 31, 2001 include the following (on a pre-tax basis): Retention Costs of $19.8 million, Net Restructuring Charges of $16.5 million and Special Charges of $2.5 million.

(6)	Amounts for the year ended December 31, 2000 include the following (on a pre-tax basis): Retention Costs of $3.4 million, Net Restructuring Charges of $12.6 million and Special Charges of $203.1 million.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      Note D (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Seasonality

      The worldwide art auction market has two principal selling seasons, spring and fall. Accordingly, first and third quarter results of the Auction segment typically reflect lower Aggregate Auction Sales (as defined below) and a loss from operations due to the fixed nature of many of the Company's operating expenses. (See Note W of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Use of Non-GAAP Financial Measures

      GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Results of Operations are financial measures presented in accordance with GAAP and also on a non-GAAP basis. When material, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are provided on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates since the prior year. Management believes the use of this non-GAAP financial measure provides a more meaningful discussion and analysis of material fluctuations in the Company's operating results. Additionally, management utilizes this non-GAAP financial measure in analyzing its operating results.

Critical Accounting Estimates

      The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from management's original estimates as future events and circumstances sometimes do not develop as expected. Note B of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Management believes that the following are the most critical accounting estimates that may affect the Company's financial condition and/or results of operations.

(1)	Allowance for Doubtful Accounts—The Company is required to estimate the collectibility of its accounts receivable balances, which are almost entirely related to the Auction segment. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. Management evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Allowances are also established for probable losses inherent in the remainder of the accounts receivable balance. Management's judgments about the creditworthiness of the Company's clients may prove, with the benefit of hindsight, to be inaccurate. Accordingly, adjustments to the allowance for doubtful accounts have historically been required to reflect changes in facts and circumstances. If the creditworthiness of the Company's clients were to deteriorate, additional allowances would be required resulting in an adverse impact on the operating results of the Auction segment. Alternatively, if the creditworthiness of certain of the Company's clients were to improve, reductions in the allowance for doubtful accounts would be required resulting in a favorable impact on the operating results of the Auction segment. (See Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(2)	Allowance for Credit Losses—The Company is required to estimate the collectibility of its notes receivable balances, which are related to the client loan portfolio of the Finance segment. A considerable amount of judgment is required in assessing the collectibility of these loans, including judgments about the estimated realizable value of any underlying collateral and the current creditworthiness and financial condition of a borrower. Management evaluates specific loans when it becomes aware of a situation where a borrower may not be able to repay the loan. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received.
Secured loans that may not be collectible from the borrower are analyzed based on the current estimated realizable value of the collateral securing each loan. Reserves are established for secured loans that management believes are under-collateralized, and with respect to which the under-collateralized amount may not be collectible from the borrower. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan, taking into account the creditworthiness and financial condition of the borrower. A reserve is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan write-offs. If the estimated realizable value of any underlying collateral and/or the creditworthiness of borrowers in the Company's client loan portfolio were to deteriorate, additional allowances may be required resulting in an adverse impact on the Company's operating results. However, historical losses relating to the Company's client loan portfolio have been infrequent and the data used by management to develop the allowance for credit losses has been reliable in developing historically accurate estimates.
(See Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)
(3)	Inventory—Inventory consists principally of objects obtained incidental to the auction process, primarily as a result of the failure of guaranteed property to sell at auction at or above the minimum price guaranteed by the Company, defaults by purchasers after the consignor has been paid and the honoring of purchasers' claims. To a lesser extent, inventory also includes objects purchased for investment purposes. Inventory is valued at the lower of cost or management's estimate of net realizable value. This estimate is based on management's judgments about the art market in general and the value of individual items held in inventory. If the market value of this inventory were to decline, the Company would be required to evaluate whether to record a loss in the Auction segment to reduce the carrying value of the inventory. However, historical subsequent adjustments to the net realizable value allowances have been minimal. (See Note F of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)
(4)	Pension Benefits—The pension obligations related to the Company's U.K. defined benefit pension plan are developed from an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected long-term return on plan assets, future compensation increases, and other factors, which are updated on an annual basis. In determining these assumptions and estimates, management considers current market conditions, market indices and other relevant data.
The discount rate assumption represents the approximate weighted average rate at which the Company's pension obligations could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. As of the date of the most recent valuation of the U.K. defined benefit pension plan, a hypothetical increase or decrease in the discount rate assumption of 0.1% (e.g., from 5.4% to 5.5% or from 5.4% to 5.3%) would result in: (1) a decrease or increase in net periodic pension cost of approximately $0.6 million and (2) a decrease or increase in the projected benefit obligation of approximately $5.5 million.

The assumption for the expected long-term return on plan assets is based on dividend and interest yields available on equity and bond markets as of the plan's measurement date and weighted according to the composition of invested plan assets. As of the date of the most recent valuation of the U.K. defined benefit pension plan, a hypothetical increase or decrease in the expected long-term return on plan assets of 0.25% (e.g., from 7.75% to 8% or from 7.75% to 7.5%) would result in a decrease or increase in net periodic pension cost of approximately $0.5 million.
The assumption for future compensation increases is established after considering historical data for the Company and current economic data for inflation, as well as management's expectations for future salary growth. As of the date of the most recent valuation of the U.K. defined benefit pension plan, a hypothetical increase or decrease in the assumption for future salary increases of 0.25% (e.g., from 4.75% to 5% or from 4.75% to 4.5%) would result in: (1) an increase or decrease in net periodic pension cost of approximately $0.5 million and (2) an increase or decrease in the projected benefit obligation of approximately $1.9 million.
During the three-year period from 2000 to 2002, actual asset returns were less than the Company's assumed rate of return on plan assets, principally contributing to unrecognized net losses of approximately $77.5 million at December 31, 2004. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers' Accounting for Pensions.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plan's projected benefit obligation are recognized over a period of approximately 14 years, which represents the average remaining service period of active employees expected to receive benefits under the plan. In 2005, the Company currently expects the amortization of such unrecognized losses to be approximately $2.2 million. In accordance with SFAS No. 87, the market-related value of plan assets reflects changes in the fair value of plan assets over a five-year period.
(See Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of the U.K. defined benefit pension plan, as well as the Company's other pension arrangements.)
(5)	Legal and Other Contingencies—The Company is subject to legal proceedings, lawsuits and other claims. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of reserves, if any, required for these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or a change in settlement strategy. (See Notes P and R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)
(6)	Income Taxes—At December 31, 2004, the Company had net deferred tax assets of $67.7 million primarily resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $33.8 million to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company's projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required, which would have an adverse impact on the Company's results. Conversely, should management determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on the Company's results in the period such determination was made. (See Note K of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Overview

      During 2004, the recovery in the international art market, which began in the fourth quarter of 2003, continued and the Company experienced significantly better results when compared to the prior year. Management currently expects the strength of the international art market to continue and is encouraged by its strong first quarter 2005 auction sales results to-date, as well as by the level of consignments for the upcoming spring auction season. However, despite management's optimism, Auction segment results for the first half of 2005 may not reach the level achieved during the same period in the prior year as we do not expect another private sale such as the landmark private sale of the Forbes Collection of Faberge in February 2004, or a replication of the May 2004 single-owner sale of property of the Greentree Foundation, both as discussed in more detail below. (See statement on Forward Looking Statements.)

      The Company's pre-tax results from continuing operations for the years ended December 31, 2004 and 2003 are summarized below (in thousands of dollars):

Year ended December 31	2004	2003	$ Change	% Change
Revenues:
Auction and related revenues	$443,130	$308,990	$134,140	43%
License fee revenues	45,745	—	45,745	*
Other revenues	7,845	8,354	(509)	–6%

Total revenues	496,720	317,344	179,376	57%
Expenses	370,058	324,770	45,288	14%

Operating income (loss)	126,662	(7,426)	134,088	*
Net interest expense and other	(30,009)	(29,661)	(348)	–1%

Income (loss) from continuing operations before taxes	$96,653	$(37,087)	$133,740	*

* Represents a change in excess of 100%.

      The improvement in the Company's results from continuing operations during 2004 was due to increased auction and related revenues principally resulting from a significant improvement in auction sales during the spring and fall auction seasons, as well as a higher level of private sale commissions. Also favorably influencing the comparison of 2004 results to the prior year is a $45 million one-time license fee earned in the first quarter of 2004 in conjunction with the sale of the Company's domestic real estate brokerage business, as well as significantly lower employee retention costs and restructuring charges. The overall improvement in the Company's full year results was partially offset by increased incentive bonus costs and costs associated with the Company's option exchange program, as well as higher professional fees and employee benefit costs.

      For the year ended December 31, 2004, the Company's pre-tax income from discontinued operations was $38.8 million; a significant improvement when compared to the same period in 2003 when the Company's discontinued operations had pre-tax income of approximately $9.4 million. This improvement was largely due to a pre-tax gain of $32 million recognized principally on the sale of the Company's discontinued domestic real estate brokerage business. (See “Sale of Real Estate Brokerage Business” below and Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      Please refer to the discussion below for a more detailed discussion of the significant factors impacting the Company's results for the year ended December 31, 2004.

Impact of Foreign Currency Translations

      For the year ended December 31, 2004, income from continuing operations before taxes increased $133.7 million to $96.7 million, when compared to the same period in the prior year. During 2004, the favorable impact of foreign currency translations on income from continuing operations before taxes was approximately $4.3 million. Excluding the favorable impact of foreign currency translations, income from continuing operations before taxes increased $129.4 million to $92.4 million for the year ended December 31, 2004.

      During 2004, the favorable impact of foreign currency translations on income from continuing operations before taxes was comprised of the following (in thousands of dollars):

Year ended December 31, 2004	Favorable/ (Unfavorable)
Total revenues	$21,632
Total expenses	(17,398)

Operating income	4,234
Net interest expense and other	98

Income from continuing operations before taxes	$4,332

Sale of Real Estate Brokerage Business

      In the fourth quarter of 2003, the Company committed to a plan to sell SIR, its domestic real estate brokerage business, as well as most of its real estate brokerage offices outside of the U.S. On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant. In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). Initially, the License Agreement was applicable to Canada, Israel, Mexico, the U.S. and certain Caribbean countries. Also in conjunction with the sale, Cendant received options to acquire most of the other non-U.S. offices of the Company's real estate brokerage business and to expand the License Agreement to cover the related trademarks in other countries outside the U.S., excluding Australia and New Zealand (the “International Options”). The International Options were exercised by Cendant during 2004.

      The total consideration paid by Cendant at closing for SIR's company-owned real estate brokerage business and affiliate network, as well as the License Agreement and the International Options was $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.9 million in transaction costs, were $94.0 million. In addition to the consideration received at closing, the License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. (See “Liquidity and Capital Resources” below for a discussion of the Company's expected use of the proceeds received at closing.)

      The consideration received at closing was allocated among each of the following components based on a valuation of their respective fair values: (i) SIR's company-owned real estate brokerage business and affiliate network, (ii) the License Agreement and (iii) the International Options. Based on this valuation, $55.1 million was allocated to SIR's company-owned real estate brokerage business and affiliate network, $45 million was allocated to the License Agreement and $0.6 million was allocated to the International Options.

      As a result of the sale of the real estate brokerage business and affiliate network to Cendant, the Company recognized a pre-tax gain of $32 million, which is recorded within income from discontinued operations before taxes in the Consolidated Income Statements. As a result of this gain, the Company utilized approximately $14.2 million of the net deferred tax asset related to its net operating loss carryforwards.

      The $45 million of proceeds allocated to the License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned during the term of the License Agreement, as well as license fee revenue earned in the future from other potential licensing opportunities. As a result of this one-time license fee, the Company utilized approximately $15.2 million of the net deferred tax asset related to its net operating loss carryforwards during the first quarter of 2004. The Company incurred transaction costs of approximately $2.2 million related to the consummation of the License Agreement principally in the first quarter of 2004, which are recorded within general and administrative expenses in the Consolidated Income Statements.

      Similar to the license fee received by the Company in connection with the License Agreement, the $0.6 million of proceeds allocated to the International Options represents a one-time non-refundable upfront license fee received by the Company for Cendant's use of the Sotheby's International Realty trademarks in countries outside the U.S. (excluding Australia and New Zealand). As a result of the exercise of the International Options by Cendant discussed above, the Company recognized license fee revenue of $0.6 million in the fourth quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned as a result of Cendant's use of the trademarks.

      In the fourth quarter of 2004, the Company committed to a plan to sell its real estate brokerage business in Australia. This business is the only remaining component of the Company's former Real Estate segment. Accordingly, the assets and liabilities of the Australia real estate brokerage business are classified as held for sale in the Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Income Statements. The Australia real estate brokerage business is not material to the Company's results of operations, financial condition or liquidity.

      (See Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Revenues

      For the years ended December 31, 2004 and 2003, revenues from continuing operations consisted of the following (in thousands of dollars):

Year ended December 31	2004	2003	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$383,142	$273,525	$109,617	40%
Auction expense recoveries	17,633	15,296	2,337	15%
Private sale commissions	22,510	5,360	17,150	*
Principal activities	2,603	1,830	773	42%
Catalogue subscription revenues	9,700	8,862	838	9%
Other	7,542	4,117	3,425	83%

Total auction and related revenues	443,130	308,990	134,140	43%

License fee revenues	45,745	—	45,745	*
Other revenues:
Finance segment revenues	5,907	5,310	597	11%
Other	1,938	3,044	(1,106)	–36%

Total other revenues	7,845	8,354	(509)	–6%

Total revenues	$496,720	$317,344	$179,376	57%

Key performance indicators:
Aggregate Auction Sales **	$2,694,544	$1,690,655	$1,003,889	59%
Net Auction Sales ***	$2,334,937	$1,455,970	$878,967	60%
Auction commission margin ****	16.4%	18.8%	N/A	–13%
Average loan portfolio	$82,519	$86,564	$(4,045)	–5%
Legend:
*	Represents a change in excess of 100%.
**	Represents the hammer (sale) price of property sold at auction plus buyer's premium.
***	Represents the hammer (sale) price of property sold at auction.
****	Represents total auction commission revenues as a percentage of Net Auction Sales.

Auction and Related Revenues

      For the year ended December 31, 2004, auction and related revenues increased $134.1 million, or 43%, to $443.1 million, when compared to the same period in the prior year. During 2004, the favorable impact of foreign currency translations on auction and related revenues was approximately $21.3 million. Excluding the favorable impact of foreign currency translations, auction and related revenues increased $112.8 million, or 37%, to $421.8 million for the year ended December 31, 2004.

      The increased level of auction and related revenues in 2004 was principally due to higher auction commission revenues, as well as increased private sale commissions and, to a lesser extent, increased catalogue subscription revenues and principal activities. Each of the significant factors impacting the overall change in auction and related revenues for the year is explained in more detail below.

      Auction Commission Revenues—For the year ended December 31, 2004, auction commission revenues increased $109.6 million, or 40%, to $383.1 million, when compared to the same period in the prior year. During 2004, the favorable impact of foreign currency translations on auction commission revenues was approximately $18.8 million. Excluding the impact of favorable foreign currency translations, auction commission revenues increased $90.8 million, or 33%, to $364.3 million for the year ended December 31, 2004.

      The higher level of auction commission revenues during 2004 was largely attributable to a significant increase in property sold at auction; partially offset by a decrease in auction commission margin. See “Aggregate Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

Aggregate Auction Sales—For the year ended December 31, 2004, Aggregate Auction Sales increased $1,003.9 million, or 59%, to $2,694.5 million, when compared to the same period in the prior year. During 2004, the favorable impact of foreign currency translations on Aggregate Auction Sales was approximately $109.6 million. Excluding the favorable impact of foreign currency translations, Aggregate Auction Sales increased $894.3 million, or 53%, to $2,584.9 million for the year ended December 31, 2004.

The significant increase in Aggregate Auction Sales during 2004 reflects the continued recovery of the international art market, as well as improved global economic conditions when compared to the prior year. Specifically, the overall increase in Aggregate Auction Sales for the year ended December 31, 2004 was favorably influenced by:

•	The spring 2004 sales of property from the Greentree Foundation, which totaled approximately $213.1 million in Aggregate Auction Sales and included the record breaking sale of Pablo Picasso's “Garcon a la Pipe” for $104.2 million and for which there was no comparable sale in 2003.

•	A $198.2 million, or 53%, increase in Aggregate Auction Sales related to the various-owner spring and fall Impressionist and Contemporary sales in New York, as well as a $61.9 million, or 39%, improvement in the February and June Impressionist and Contemporary sales in London.

•	The successful December 2004 American Paintings sale, which contributed $77.9 million to the overall increase for the year and included the sale of John Singer Sargent's “Group with Parasols (A Siesta)” for $23.5 million.

•	A $71.6 million increase in single-owner auction sales during the fourth quarter of 2004, when compared to the same period in the prior year. This improvement was principally the result of a series of successful single-owner sales in New York and in London for which there were fewer comparable events in 2003.

•	The successful July 2004 Old Master Paintings sale in London, which contributed $24.2 million to the overall increase for the period and included the sale of Johannes Vermeer's painting “Young Woman seated at the Virginals” for $30 million.

•	Significantly improved various-owner sale results generated by the Company's salesrooms in Hong Kong, Geneva, Milan, Amsterdam and Paris, which contributed approximately $94 million to the overall increase for the year.

      Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins.

      For the year ended December 31, 2004, the Company experienced a 13% decrease in auction commission margin when compared to the same period in the prior year. This decrease was principally due to the fact that a significant portion of the increase in Net Auction Sales was at the high-end of the Company's business where auction commission margins are traditionally lower. Several of the Impressionist and Contemporary collections offered during the spring and fall seasons carried lower auction commission margins than comparable sales in the recent past. This was primarily due to the competitive environment, as well as the Company's decision to reduce its auction guarantee risk through sharing arrangements with partners, whereby the Company reduces its financial exposure under the auction guarantee in exchange for sharing in the auction commissions with the partner. At certain times, the partner will also assist the Company in valuing and marketing the property to be sold at auction. Both of these factors significantly contributed to a $30.8 million increase in auction commissions owed or paid by the Company to unaffiliated third parties.

      Effective January 1, 2005, the Company increased its buyer's premium charged on certain auction sales. In salesrooms in the U.S., the buyer's premium is now 20% of the hammer (sale)

price on the first $200,000 and 12% of any remaining amount over $200,000. In foreign salesrooms, these U.S. dollar thresholds were translated into an appropriate fixed local currency amount upon the effective date. Previously, the buyer's premium charged on auction sales was generally 20% of the hammer (sale) price on the first $100,000 and 12% of any remaining amount over $100,000. The Company expects this change to the buyer's premium rate structure to result in an increase in 2005 auction commission revenues (see statement on Forward Looking Statements). On January 17, 2005, the Company's increase in buyer's premium rates was matched by Christie's.

Private Sale Commissions—For the year ended December 31, 2004, private sale commissions increased $17.2 million to $22.5 million when compared to the same period in the prior year. The higher level of private sale activity for the period reflects the traditionally variable nature of such sales, as well as management's expanded efforts in this area. Most significantly, 2004 results include the landmark private sale of the Forbes Collection of Faberge. Also favorably influencing the comparison of private sale commissions to the prior year is the February 2004 sale of Raphael's “Madonna of the Pinks” to the National Gallery in London, as well as several other significant private sales for which there were no comparable events in the prior year.

Principal Activities—Principal activities consist mainly of gains or losses on sales of inventory, income or loss related to auction guarantees and gains or losses related to the sales of loan collateral, as well as any decreases in the carrying value of the Company's inventory. The level of principal activities in a period is largely attributable to the level of auction guarantees issued by the Company, as well as the economic environment, the supply of quality property available for investment and resale and the demand by buyers for such property.

For the year ended December 31, 2004, principal activities increased $0.8 million, or 42%, to $2.6 million when compared to the same period in the prior year. This increase was partially due to a $1.8 million gain recognized in May 2004 on the sale of a painting purchased by the Company for investment purposes, for which there was no comparable event in the prior year. Also favorably impacting the comparison of principal activities to the prior year is a $0.8 million improvement in results from the sale of property purchased in partnership with art dealers. Generally, property purchased pursuant to such partnerships is sold directly by the dealer or at auction with any net profit or loss shared by the Company and the dealer. The overall increase in principal activities in 2004 was partially offset by less favorable auction guarantee experience during the year, which reduced principal activities by approximately $1.1 million.

License Fee Revenues

      In the first quarter of 2004, the Company recognized revenue of $45 million related to a one-time license fee received as consideration for entering into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks. Additionally, in the fourth quarter of 2004, the Company recognized $0.6 million of license fee revenue as a result of Cendant's exercise of the International Options. (See “Sale of Real Estate Brokerage Business” above and Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Other Revenues

      For the year ended December 31, 2004, other revenues decreased $0.5 million, or 6%, when compared to the same period in the prior year. During 2004, the favorable impact of foreign currency translations on other revenues was approximately $0.4 million. Excluding the favorable impact of foreign currency translations, other revenues decreased $0.9 million, or 10%, for the year ended December 31, 2004. This decrease was principally due to a reduction in art education revenues resulting from the sale of the Company's U.K. art education business on September 30, 2003, partially offset by a $0.4 million, or 7%, increase in Finance segment revenues, as discussed in more detail below.

      Finance Segment Revenues—For the year ended December 31, 2004, the overall increase in Finance segment revenues was principally due to $1 million in interest income recognized in the second quarter of 2004 as a result of the collection of a disputed client loan, for which there was no comparable event in the prior year; partially offset by the impact of a 5% decrease in the average loan portfolio balance and lower interest rates charged on certain significant client loans. See “Average Loan Portfolio” below for a detailed discussion of this key performance indicator.

      Average Loan Portfolio—For the year ended December 31, 2004, the Finance segment's average loan portfolio balance decreased $4.0 million, or 5%, when compared to the same period in the prior year. Although this represents only a marginal decrease when compared to the prior year, 2004 marks the continuation of a four-year trend in which the Finance segment's average loan portfolio decreased by approximately 56%. This decrease was principally due to the limited availability of cash to fund new loans prior to the initiation of the GE Capital Credit Agreement and the consummation of the sale of the Company's domestic real estate brokerage business in the first quarter of 2004. The Company's present intention is to expand the Finance segment's loan portfolio. Management is now actively marketing the Finance segment's loan program to potential new clients and is considering partnership arrangements with unaffiliated third parties in order to generate growth. (See “Liquidity and Capital Resources” and statement on Forward Looking Statements.)

Expenses

      For the years ended December 31, 2004 and 2003, expenses from continuing operations consisted of the following (in thousands of dollars):

Year ended December 31	2004	2003	$ Change	% Change
Direct costs of services	$55,526	$45,631	$9,895	22%
Salaries and related costs	177,583	143,540	34,043	24%
General and administrative expenses	110,760	93,661	17,099	18%
Depreciation and amortization expense	23,830	25,321	(1,491)	–6%
Retention costs	285	8,466	(8,181)	–97%
Net restructuring charges	146	5,039	(4,893)	–97%
Special charges	1,928	3,112	(1,184)	–38%

Total expenses	$370,058	$324,770	$45,288	14%

Direct Costs of Services

      Direct costs of services consist largely of catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company's auction sales. For example, direct costs attributable to the sale of single-owner collections are typically higher than those associated with various-owner sales mainly due to higher promotional costs for catalogues, special events and traveling exhibitions.

      For the year ended December 31, 2004, direct costs increased $9.9 million, or 22%, to $55.5 million, when compared to the same period in the prior year. During 2004, the unfavorable impact of foreign currency translations on direct costs was approximately $2.9 million. Excluding the unfavorable impact of foreign currency translations, direct costs increased $7.0 million, or 15%, to $52.6 million for the year ended December 31, 2004.

      The increased level of direct costs is consistent with the higher level of sales activity, and in particular single-owner sales, during 2004. For example, direct costs for the year ended December 31, 2004 included $1.2 million in catalogue production, advertising and promotional costs related to single-owner sales of property from the Greentree Foundation, for which there was no comparable sale in the prior year. The overall increase in direct costs for the year was partially offset by $0.9 million in cost reductions achieved as a result of the elimination of direct costs associated with the Company's former e-commerce and U.K. art education activities.

Salaries and Related Costs

      For the years ended December 31, 2004 and 2003, salaries and related costs consisted of the following (in thousands of dollars):

Year ended December 31	2004	2003	$ Change	% Change
Full-time salaries	$98,383	$96,134	$2,249	2%
Employee benefits	19,326	15,174	4,152	27%
Payroll taxes	13,332	10,680	2,652	25%
Incentive bonus costs	25,909	10,364	15,545	*
Option Exchange	7,688	—	7,688	*
Stock compensation expense	1,098	387	711	*
Other	11,847	10,801	1,046	10%

Total salaries and related costs	$177,583	$143,540	$34,043	24%

* Represents a change in excess of 100%.

      For the year ended December 31, 2004, salaries and related costs increased $34.0 million, or 24%, to $177.6 million, when compared to the same period in the prior year. During 2004, the unfavorable impact of foreign currency translations on salaries and related costs was approximately $8.7 million. Excluding the impact of unfavorable foreign currency translations, salaries and related costs increased $25.3 million, or 18%, to $168.9 million for the year ended December 31, 2004. This increase was principally due to significantly higher incentive bonus costs. Additionally, costs associated with the Company's option exchange program, a higher level of employee benefit costs and increased payroll taxes significantly contributed to the overall increase for the year. These increases were partially offset by lower full-time salaries (excluding the unfavorable impact of foreign currency translations).

      The overall variance versus the prior year is indicative of an evolution in the Company's compensation philosophy whereby a greater proportion of employee compensation is variable, dependent upon the Company's profitability. This trend will continue in 2005, as discussed below under “Incentive Bonus Costs,” and as recent changes take effect for the Sotheby's, Inc. Retirement Savings Plan, a defined contribution pension plan qualified under Section 401(k) of the Internal Revenue Code of 1986. (See Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a more detailed discussion of the Sotheby's, Inc. Retirement Savings Plan.)

      See discussion below for a more detailed explanation of each of the factors that contributed to the unfavorable variance versus the prior year.

      Incentive Bonus Costs—For the year ended December 31, 2004, incentive bonus costs increased $15.5 million, when compared to the same period in the prior year. The significant increase in incentive bonus costs is consistent with the Company's substantial improvement in overall results versus the prior year and also reflects performance-based compensation awarded principally in the first quarter of 2004 in connection with the high level of private sale transactions during the period. This increase is indicative of an evolution in the Company's compensation philosophy whereby a greater proportion of employee compensation is variable, dependent upon the Company's profitability. This trend will continue in 2005 as effective January 1, 2005 the Compensation Committee of the Company's Board of Directors (the “Compensation Committee”) approved, subject to shareholder approval, the adoption of the Executive Bonus Plan (the “EBP”). The EBP provides eligible key executives with the opportunity to earn performance bonuses based on certain targeted levels of the Company's financial performance. Target performance goals under the EBP will be established annually and measured in terms of designated levels of net income or other financial performance criteria as determined by the Compensation Committee. The Company intends that performance bonuses will generally be payable under the EBP only if the Company's financial plan for that year, as approved by the Company's Board of Directors, has been achieved.

      For any performance bonus awarded under the EBP, an amount equal to 50% of the performance bonus will be payable in cash in a lump sum payment with the remaining 50%

payable as an award of restricted stock granted under the Restricted Stock Plan. Restricted stock shares granted under the EBP will vest ratably after each of the first, second and third years following the date of grant. On February 7, 2005, the Compensation Committee approved the formula by which any performance bonus awarded under the EBP will be determined for the year ended December 31, 2005.

      Option Exchange Program—In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004.

      As a result of the Exchange Offer, approximately 5.6 million stock options were cancelled and 1.1 million shares of restricted stock were issued. The restricted stock shares were issued pursuant to the Restricted Stock Plan upon acceptance of the Exchange Offer at the closing market price of the Company's Class A Common Stock on that date and resulted in the recording of deferred compensation expense and additional paid-in capital of approximately $14 million. The amount recorded as deferred compensation expense is being amortized to salaries and related costs over the restricted stock's four-year graded vesting period.

      For the year ended December 31, 2004, the Company recognized stock compensation expense of $5.5 million related to the Exchange Offer. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance on March 31, 2004. The amortization of stock compensation expense related to the Exchange Offer is expected to be approximately $4.7 million, $2.5 million and $1.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. (See statement on Forward Looking Statements.)

      (See Note M of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a more detailed discussion of the 1997 Stock Option Plan and the Restricted Stock Plan.)

      Employee Benefits—For year ended December 31, 2004, employee benefits increased $4.2 million, or 27%, when compared to the same period in the prior year. The higher level of employee benefits in 2004 was due in part to a $1.9 million increase in severance costs principally due to termination benefits paid as a result of headcount reductions in Continental Europe and North America. Also unfavorably impacting the comparison of employee benefits to the prior year is a $1.6 million increase in costs related to the Company's U.K. defined benefit pension plan (see Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”), as well as increased medical and pension benefit costs for U.S. employees. The overall increase in employee benefits for 2004 was partially offset by lower benefits costs achieved as a result of headcount reductions taking effect throughout 2003.

      In 2005, management currently anticipates an increase of approximately $2.6 million in costs related to the U.K. defined benefit pension plan principally due to higher interest costs and the amortization of unrecognized losses in accordance with SFAS No. 87. (See “Critical Accounting Estimates” above and statement on Forward Looking Statements.)

      As a result of the recent unfavorable trend in employee benefit costs in the U.S., effective January 1, 2005, management implemented changes to certain of its health and retirement benefit plans in an effort to contain costs in this area. For example, certain of the Company's contributions to its pension plans for U.S. employees will now be determined at the Company's discretion and will vary depending on the Company's profitability. Previously, such contributions were determined as a fixed percentage of an employee's eligible compensation.

      Full-Time Salaries—For the year ended December 31, 2004, full-time salaries increased $2.2 million, or 2%, to $98.4 million, when compared to the same period in the prior year. During 2004, the unfavorable impact of foreign currency translations on full-time salaries was approximately $5.2 million. Excluding the unfavorable impact of foreign currency translations, full-time salaries decreased $3 million, or 3%, to $93.2 million. The lower level of full-time salaries (excluding the unfavorable impact of foreign currency translations) was principally due to savings achieved as a result of headcount reductions taking effect throughout 2003.

      Payroll Taxes—For the year ended December 31, 2004, payroll taxes increased $2.7 million, or 25%, when compared to the same period in the prior year. This increase was principally due to incremental payroll taxes incurred as a result of the higher level of incentive bonus costs, as well as payroll taxes related to the option exchange program.

      Stock Compensation Expense—For the years ended December 31, 2004 and 2003, the Company recognized stock compensation expense of $1.1 million and $0.4 million, respectively, related to restricted stock shares granted pursuant to the Restricted Stock Plan (excluding shares issued in conjunction with the Exchange Offer discussed above). In 2005, the amortization of stock compensation expense related to such restricted stock is expected to be approximately $3.7 million. (See statement on Forward Looking Statements.)

General and Administrative Expenses

      For the year ended December 31, 2004, general and administrative expenses increased $17.1 million, or 18%, to $110.8 million, when compared to the same period in the prior year. During 2004, the unfavorable impact of foreign currency translations on general and administrative expenses was approximately $5.2 million. Excluding the unfavorable impact of foreign currency translations, general and administrative expenses increased $11.9 million, or 13%, to $105.6 million.

      In 2004, the overall increase in general and administrative expenses was principally due to a $9.6 million increase in professional fees, which was largely attributable to the following factors:

•	$4.1 million in external costs incurred as a result of the Company's implementation of Section 404 of the Sarbanes-Oxley Act. As a portion of these costs are non-recurring and relate solely to the initial year of implementation, management expects such costs to decrease in 2005. (See statement on Forward Looking Statements.)

•	$2.2 million of transaction costs related to the consummation of the Company's agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks (see “Sale of Real Estate Brokerage Business” above and Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

•	$1.5 million in consulting costs related to the outsourced management of the Company's catalogue production operations to an unaffiliated third party, allowing the Company to achieve improved quality along with cost efficiencies and headcount reductions in this area.

•	An overall higher level of other legal and consulting costs incurred during the year related to various projects, initiatives and legal matters.

      Also unfavorably impacting the comparison to the prior period was a $3.6 million increase in non-recurring client goodwill gestures, authenticity claims and litigation settlements, as well as a $1.4 million increase in travel and entertainment costs principally due to the higher level of business opportunities during the year. Additionally, for the year ended December 31, 2004, property taxes related to the Company's headquarters building at 1334 York Avenue in New York increased $1.1 million as a result of a tax reassessment that became effective on July 1, 2004. As a result of this reassessment, property taxes related to the York Property will increase by a similar amount in 2005. (See statement on Forward Looking Statements.)

      The overall increase in general and administrative expenses for the year was partially offset by an insurance recovery of approximately $4 million recorded in the second quarter of 2004 related to the collateral underlying a loan for which the Company recorded a loan loss reserve of $9 million in the fourth quarter of 2000 and subsequently wrote off in the first quarter of 2001. To a lesser extent, the comparison of general and administrative expenses to the prior year is also favorably impacted by the recovery of $1 million in previously paid real estate taxes in the U.K. recorded in the third quarter of 2004, as well as $0.9 million in cost savings achieved as a result of the discontinuation of the Company's former e-commerce and U.K. art education activities.

Depreciation and Amortization Expense

      For the year ended December 31, 2004, depreciation and amortization expense decreased $1.5 million, or 6%, to $23.8 million, when compared to the same period in the prior year. During 2004, the unfavorable impact of foreign currency translations on depreciation and amortization expense was approximately $0.6 million. Excluding the unfavorable impact of foreign currency translations, depreciation and amortization expense decreased $2.1 million, or 8%, to $23.2 million. This decrease was principally due to the impact of fixed assets that became fully depreciated in 2003 and 2004, partially offset by the impact of capital expenditures in those periods.

Retention Costs

      In 2001 and 2002, the Company implemented retention programs that provided cash awards payable to certain key employees upon fulfillment of full-time employment through certain dates. All amounts related to the retention programs were amortized over the corresponding contractual service periods. For the years ended December 31, 2004 and 2003, the Company recognized retention costs of $0.3 million and $8.5 million, respectively.

      The final cash payment of $0.4 million due under the retention programs was made in January 2004 and, as a result, the retention programs have concluded.

Net Restructuring Charges

      During the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the “2002 Restructuring Plan”). The goal of the 2002 Restructuring Plan was to improve profitability through further cost savings and other strategic actions. Net annual cost savings achieved as a result of the 2002 Restructuring Plan were approximately $17 million. For the years ended December 31, 2004 and 2003, the Company recorded net restructuring charges of $0.1 million and $5.0 million, respectively, related to the 2002 Restructuring Plan. (See Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Special Charges

      For the years ended December 31, 2004 and 2003, the Company recorded special charges of $1.9 million and $3.1 million, respectively, primarily for settlement administration costs and legal fees related to the investigation by the Antitrust Division of the U.S. Department of Justice (the “DOJ”), other governmental investigations and the related civil antitrust litigation. (See Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to special charges.)

Net Interest Expense

      For the year ended December 31, 2004, net interest expense was essentially unchanged when compared to the same period in the prior year as increases of approximately $0.7 million to both interest expense and interest income largely offset each other.

      The increase in interest expense was primarily due to $1.8 million in additional interest expense related to the York Property capital lease obligation that was initiated in February 2003, as well as an additional $1.1 million in interest expense related to the vendor's commission discount certificates issued as part of the U.S. Antitrust Litigation settlement in May 2003 (see Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). These increases were partially offset by a $2.0 million reduction in interest expense associated with the Company's credit facility principally resulting from lower average outstanding borrowings.

      The increase in interest income was primarily attributable to higher average cash balances throughout the year and slightly higher interest rates, partially offset by $0.7 million in interest income recorded in the prior year related to a delinquent client account that was determined to be collectible, for which there was no comparable event in the current year.

Income Tax Expense (Benefit)

      The effective tax rate for continuing operations was approximately 36% in 2004, compared to approximately 30% in 2003. The change in the effective tax rate was primarily attributable to non-deductible payments related to the antitrust settlement, changes in the valuation allowance related to foreign taxes and stock option deductions, permanent disallowances of employee compensation and certain other one time adjustments. (See Notes K and R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      Aggregate Auction Sales—For the year ended December 31, 2003, Aggregate Auction Sales totaled $1,690.7 million, a decrease of $83.6 million, or 5%, when compared to 2002. During 2003, the favorable impact of foreign currency translations on Aggregate Auction Sales was approximately $89.8 million. Excluding the favorable impact of foreign currency translations, Aggregate Auction Sales decreased $173.4 million, or 10%, to $1,600.9 million.

      The lower level of Aggregate Auction Sales during 2003 was primarily due to a $103.9 million, or 44%, decline in Aggregate Auction Sales attributable to single-owner collections and an $85.7 million, or 41%, decrease in results from the spring Impressionist and Contemporary sales in New York, both in part attributable to global economic uncertainties related to the build up to the war in Iraq. The comparison of Aggregate Auction Sales to the prior year was also negatively influenced by a significant decrease in results from the July Old Master Paintings sale in London, which in 2002 included the sale of Sir Peter Paul Rubens' masterpiece “The Massacre of the Innocents” for $77 million and for which there was no comparable painting sold in 2003. Additionally, the comparison of Aggregate Auction Sales to the prior year was unfavorably impacted by the discontinuation on April 30, 2003 of separate online auctions on sothebys.com as part of the 2002 Restructuring Plan, which resulted in a $27.9 million decrease in Aggregate Auction Sales in 2003 (see Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

      These decreases were partially offset by a $112.0 million improvement in 2003 in fourth quarter various-owner Aggregate Auction Sales principally attributable to a late-year recovery in the international art market. Specifically, Aggregate Auction Sales for the fourth quarter of 2003 reflected an $80.1 million, or 48%, increase in results from the fall Impressionist and Contemporary sales in New York, as well as improved results from the December Old Master Paintings sale in London.

      Auction and Related Revenues—Auction and related revenues increased $12.2 million, or 4%, to $309.0 million in 2003 when compared to 2002. During 2003, the favorable impact of foreign currency translations on auction and related revenues was $18.4 million. Excluding the favorable impact of foreign currency translations, auction and related revenues decreased $6.2 million, or 2%, to $290.6 million in 2003. This decrease was principally due to a $4.2 million decline in principal activities, as well as a $3.6 million decrease in private treaty revenues. The decline in principal activities was mainly due to a lower level of auction guarantees issued in 2003, as well as a $1.1 million writedown recorded in the fourth quarter of 2003 for inventory purchased for resale. Despite the significant decrease in Aggregate Auction Sales in 2003, the revenue decreases discussed above were partially offset by a $1.7 million, or 1%, increase in auction commissions principally due to improved commission margins resulting from a change in the buyer's premium rate structure that became effective in January 2003, higher vendor's commission rates, reduced shared and introductory auction commissions and a favorable change in sales mix.

      Other Revenues—Other revenues decreased $2.4 million, or 22%, to $8.4 million in 2003 when compared to 2002. This decrease was principally due to a $1.5 million decrease in revenues from the Company's U.K. art education business, which was sold in September 2003, as well as a $0.7 million, or 12%, decline in revenues from the Finance segment. The decline in Finance revenues was primarily due to a 6% decrease in the average loan portfolio balance, slightly lower interest rates and decreased loan facility fees. The decrease in the average loan portfolio balance was primarily due to a conservative loan policy in response to an uncertain economy in the early part of 2003 and limited capital availability.

      Direct Costs of Services—Direct costs of services decreased $7.0 million, or 13%, to $45.6 million in 2003 when compared to 2002. During 2003, the unfavorable impact of foreign currency translations on direct costs was approximately $3.2 million. Excluding the unfavorable impact of foreign currency translations, direct costs decreased $10.2 million, or 19%, to $42.4 million in 2003. This decrease was largely attributable to $5.1 million in savings achieved in marketing costs principally due to management's efforts to reduce discretionary spending in response to the lower level of Aggregate Auction Sales and the discontinuation on April 30, 2003 of separate online auctions on sothebys.com as part of the 2002 Restructuring Plan (see Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). Additionally, 2003 results reflected a $2.6 million reduction in catalogue production costs primarily resulting from a lower number of lots offered at auction, as well as the Company's catalogue savings initiatives, which were gradually implemented throughout most of 2002. The comparison of direct costs to 2002 was also favorably impacted by the significant decrease in sales of single-owner collections, which are typically more expensive due to higher catalogue production, sale promotion and exhibition costs.

      Salaries and Related Costs—Salaries and related costs increased $4.3 million, or 3%, to $143.5 million in 2003 when compared to 2002. During 2003, the unfavorable impact of foreign currency translations on salaries and related costs was approximately $7.5 million. Excluding the unfavorable impact of foreign currency translations, salaries and related costs decreased $3.2 million, or 2%, to $136.0 million in 2003. This decrease was largely due to savings achieved in the Auction segment as a result of the 2002 Restructuring Plan (see Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”) and management's other cost containment efforts. These savings were partially offset by approximately $1.7 million in additional compensation expense that became effective in July 2003, as well as $0.7 million for one-time payments made to a group of key employees in July 2003. Also unfavorably impacting the comparison to 2002 was an increase of approximately $1.7 million in costs related to the Company's defined benefit pension plan for U.K. employees (see Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). Additionally, salaries and related costs for 2003 reflected increased incentive bonus costs of $1.4 million, employee termination benefits of $1.0 million related to further headcount reductions and stock compensation expense of $0.4 million related to the Restricted Stock Plan (see Note M of Notes to Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data”).

      General and Administrative Expenses—General and administrative expenses increased $4.1 million, or 5%, to $93.7 million in 2003 when compared to 2002. During 2003, the unfavorable impact of foreign currency translations on general and administrative expenses was $4.6 million. Excluding the unfavorable impact of foreign currency translations, general and administrative expenses decreased $0.5 million, or 1%, to $89.1 million. This decrease was largely attributable to savings of $3.1 million achieved in travel and entertainment expenses principally due to headcount reductions resulting from the Company's restructuring plans and management's other efforts to reduce discretionary spending. Also favorably impacting the comparison to the prior period was $1.8 million in savings achieved in computer systems development expenses and telecommunications costs, as well as a $0.9 million reduction in other general and administrative expenses. These favorable variances were partially offset by a $2.2 million increase in professional fees, a $1.9 million increase in facility related expenses and a $0.7 million increase in insurance costs. The increase in professional fees was principally due to costs incurred related to the implementation of Section 404 of the Sarbanes-Oxley Act and professional fees related to the Exchange Offer for which there were no comparable expenses in the prior year. The increase in facility related expenses was principally due to the commercial rent tax associated with the York

Property capital lease (see Notes H and L of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”), as well as higher heating costs for the York Property as a result of colder temperatures in the winter of 2003. Also unfavorably impacting the comparison to the prior year was slightly unfavorable bad debt experience in 2003, which resulted in an adverse impact on general and administrative expenses of approximately $0.7 million.

      Depreciation and Amortization Expense—Depreciation and amortization expense increased $3.5 million, or 16%, to $25.3 million in 2003 when compared to 2002. During 2003, the unfavorable impact of foreign currency translations on depreciation and amortization expense was $0.7 million. Excluding the unfavorable impact of foreign currency translations, depreciation and amortization expense increased $2.8 million, or 13%, to approximately $24.6 million. The increase was principally due to incremental amortization expense associated with the York Property capital lease asset recorded in February 2003.

      Retention Costs—In 2003 and 2002, the Company recognized expense of $8.5 million and $22.6 million, respectively, related to the Company's former employee retention programs. (See Note S of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      Net Restructuring Charges—In 2003 and 2002, the Company recorded net restructuring charges of $5.0 million and $2.0 million, respectively, related to its restructuring plans. (See Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      Special Charges—In 2003 and 2002, the Company recorded special charges of $3.1 million and $41.0 million, respectively, related to the investigation by the DOJ, other governmental investigations and the related civil antitrust litigation. (See Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      Net Interest Expense—Net interest expense increased $10.2 million in 2003 when compared to 2002. This increase was primarily due to $16.1 million in interest expense resulting from the capital lease obligation recorded in February 2003 in conjunction with the sale-leaseback transaction involving the York Property (see Notes H and L of Notes to Consolidated Financial Statements Item 8, “Financial Statements and Supplementary Data,” for additional information related to the sale-leaseback transaction), as well as $1.8 million for the amortization of interest expense related to the vendor's commission discount certificates issued in June 2003 as part of the U.S. Antitrust Litigation settlement (see Note R of Notes to Consolidated Financial Statements Item 8, “Financial Statements and Supplementary Data”). These increases were partially offset by a $7.5 million reduction in interest expense associated with the Company's credit facility principally as a result of decreased average outstanding borrowings and lower amortization of arrangement and amendment fees.

      Income Tax Benefit—The effective tax benefit rate for continuing operations was approximately 29.7% in 2003, compared to approximately 25.7% in 2002. The increase in the tax benefit rate was primarily attributable to the fact that in 2002 the fine paid to the European Commission and a portion of the International Antitrust Litigation settlement were not tax deductible. This increase was partially offset by permanent disallowances of compensation, as well as certain one time adjustments in 2003 that decreased the effective tax benefit rate by approximately 4%. (See Notes K and R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      Discontinued Operations—In 2003, income from discontinued operations before taxes increased $1.3 million, or 17%, when compared to 2002. The improvement when compared to the prior year was primarily due to a $3.1 million, or 8%, increase in revenues from the Company's then existing domestic real estate brokerage operations principally due to higher sales volume resulting from a 10.7% increase in unit sales and a 2.1% increase in the average selling price; partially offset by decreased commission retention rates due to a greater portion of sales completed by senior agents who earned a higher share of the gross commission. The higher level of revenues in 2003 was partially offset by higher salaries and related costs, including a $0.4 million increase in incentive bonus costs and higher general and administrative costs primarily attributable to higher rent and facility related charges.

FINANCIAL CONDITION AS OF DECEMBER 31, 2004

      This discussion should be read in conjunction with the Company's Consolidated Statements of Cash Flows (see Item 8, “Financial Statements and Supplementary Data”).

      For the year ended December 31, 2004, total cash and cash equivalents related to the Company's continuing and discontinued operations increased $81.6 million primarily due to the factors discussed below.

      Net cash provided by operations was $146.1 million for the year ended December 31, 2004 and was principally due to the Company's income from continuing operations during the period, and a $28.2 million increase in accounts payable, accrued liabilities and other liabilities. The increase in accounts payable, accrued liabilities and other liabilities was mainly attributable to a higher accrual of incentive bonus costs related to the significant improvement in the Company's full year results. Cash provided by operations was also significantly influenced by a $208.7 million increase in due to consignors, partially offset by a $172.5 million increase in accounts receivable, both principally due to auction sales occurring during the fall auction season and the timing of the settlements of such sales. These cash inflows from operations were partially offset by a $19.3 million increase in inventory principally due to properties subject to auction guarantees totaling $20.1 million that did not sell at auction in the fall auction season, as well as a $10.8 million decrease in settlement liabilities. The decrease in settlement liabilities was principally due to a $6 million payment made in February 2004 to fund a portion of the fine payable to the DOJ, as well as the redemption of $4.8 million of Discount Certificates (see Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). Also contributing to the use of cash in operating activities was a $14.8 million increase in prepaid expenses and other current assets principally attributable to the recording of a $12.5 million receivable due from the Company's partner in an auction guarantee.

      Net cash used by investing activities was $55.4 million for the year ended December 31, 2004 and was principally due to the purchase of $110 million in short-term investments, the funding of consignor advances during the period and $13.5 million in capital expenditures; partially offset by $53.9 million in proceeds received from the sale of the Company's domestic real estate brokerage business on February 17, 2004 (see “Sale of Real Estate Brokerage Business” above and Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”) and the collection of maturing client loans during the period.

      Net cash used by financing activities was $10.2 million for the year ended December 31, 2004 and was principally due to the net repayment of credit facility borrowings, partially offset by proceeds received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table summarizes the Company's material contractual obligations and commitments as of December 31, 2004:

	Payments Due by Period
	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)
Long-term debt (1):
Principal payments	$100,000	$—	$—	$100,000	$—
Interest payments	30,365	6,875	13,750	9,740	—

Sub-total	130,365	6,875	13,750	109,740	—

Other commitments:
York Property capital lease (2)	406,959	18,025	38,551	39,899	310,484
Operating lease obligations (3)	89,423	14,857	23,112	14,592	36,862
DOJ antitrust fine (4)	27,000	12,000	15,000	—	—
Employment agreements (5)	5,063	3,375	1,688	—	—

Sub-total	528,445	48,257	78,351	54,491	347,346

Total	$658,810	$55,132	$92,101	$164,231	$347,346

(1)	Represents the aggregate outstanding principal and semi-annual interest payments due on the Company's long-term debt. (See Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)
(2)	Represents rental payments due under the capital lease obligation for the York Property, as discussed in Notes H and L of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
(3)	Represents rental payments due under the Company's operating lease obligations. (See Note L of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)
(4)	Represents the remaining fine payable to the DOJ. (See Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)
(5)	Represents the remaining commitment for future salaries related to employment agreements with a number of employees, excluding incentive bonuses. (See Note P of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      The vendor's commission discount certificates (the “Discount Certificates”) that were distributed as part of the U.S. Antitrust Litigation settlement (see Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”) are fully redeemable in connection with any auction that is conducted by the Company or Christie's in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of December 31, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $57 million.

      In February 2005, the Company extended the lease expiration date related to the lease for its middle market auction salesroom at Olympia in Kensington, West London from June 2006 to June 2015. This extension will result in an increase of approximately $22 million in total operating lease obligations.

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

      From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through sharing arrangements with unaffiliated partners.

      As of December 31, 2004, the Company had outstanding auction guarantees totaling approximately $6.9 million, the property relating to which had a mid-estimate sales price (1) of $7.8 million. The property related to such auction guarantees is being offered at auctions during the first half of 2005. As of December 31, 2004, $1.7 million of the guaranteed amount had been advanced by the Company and was recorded within notes receivable and consignor advances in the Consolidated Balance Sheets (see Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

      As of March 2, 2005, the Company had outstanding auction guarantees totaling approximately $22.1 million, the property relating to which had a mid-estimate sales price (1) of $24.4 million. The Company's financial exposure under these auction guarantees is reduced by $2.3 million as a result of sharing arrangements with unaffiliated partners. The property related to such auction guarantees is being offered at auctions in the first half of 2005. As of March 2, 2005, $3.1 million of the guaranteed amount had been advanced by the Company, of which the Company will record its $2.0 million share within notes receivable and consignor advances.

(1)	The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

      (See Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Lending Commitments

      In certain situations, the Company's Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $9.7 million at December 31, 2004. (See Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

DERIVATIVE INSTRUMENTS

      The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally funded and settled through the Company's global treasury function. The Company's objective for holding such derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

      The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Company's Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company's forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.”

      As of December 31, 2004 and 2003, the Consolidated Balance Sheets included $30,000 and $0.3 million, respectively, recorded within prepaid expenses and other current assets reflecting the fair value of the Company's outstanding forward exchange contracts on those dates.

      (See Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

CONTINGENCIES

      Legal Actions—The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie's for auction services. In the opinion of management, this investigation is not expected to have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. (See Part I, Item 3, “Legal Proceedings” and Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. In the opinion of management, any such claims are not expected to have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

      Gain Contingency—During the third quarter of 2004, the Company signed an agreement for the sale of land and buildings at Billingshurst, West Sussex in the U.K. known as the Sussex Property. The completion of the sale is conditional upon the receipt of planning permission for redevelopment of part of the site. If completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $5 to $6 million. The Company expects this contingency to be resolved some time in 2005.

      (See “Off-Balance Sheet Arrangements” above for a discussion of the Company's outstanding auction guarantees.)

LIQUIDITY AND CAPITAL RESOURCES

      As discussed in more detail above, on February 17, 2004, the Company consummated the sale of SIR, its domestic real estate brokerage business, and received net cash proceeds of approximately $94.0 million. (See “Sale of Real Estate Brokerage Business” above and Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”) On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of its former credit agreement (the “Amended and Restated Credit Agreement”). Additionally, on March 4, 2004, the Company entered into a new senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). The GE Capital Credit Agreement is available through March 4, 2007 and provides for borrowings of up to $200 million provided by an international syndicate of lenders.

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

      The GE Capital Credit Agreement contains financial covenants requiring the Company to not exceed a specified level of annual capital expenditures and to have a quarterly fixed charge coverage ratio of not less than 1.0. In December 2004, the GE Capital Credit Agreement was amended to increase the permitted amount of annual capital expenditures from $10 million to $15 million. The GE Capital Credit Agreement also has certain non-financial covenants and restrictions, including one that prohibits the Company from making dividend payments. The Company is in compliance with its covenants.

      At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.75%. Beginning on March 31, 2005, on a quarterly basis, the applicable interest rate charged for borrowings under the GE Capital Credit Agreement will be adjusted up or down depending on the Company's performance under the quarterly fixed charge coverage ratio tests. Due to the Company's favorable 2004 operating results, management anticipates a 0.25% decrease in the cost of funds under the GE Capital Credit Agreement in 2005.

      As of December 31, 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement.

      The Company generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements. With the cash proceeds received upon the consummation of the sale of SIR and borrowings available under the GE Capital Credit Agreement, the Company has considerably more liquidity and financial flexibility than it has had in the recent past. It is the Company's present intention to use this additional liquidity to expand its loan portfolio. (See statement on Forward Looking Statements.)

      The Company currently believes that operating cash flows, current cash balances and borrowings available under the GE Capital Credit Agreement will be adequate to meet its short-term and long-term commitments, operating needs and capital requirements through March 4, 2007. Subsequent to March 4, 2007, management anticipates that the Company will extend or renew the GE Capital Credit Agreement or obtain other forms of long term financing. (See statement on Forward Looking Statements.)

      The Company's short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company's client loan portfolio and the funding of capital expenditures, as well as the short-term commitments to be funded prior to January 1, 2006 included in the table of contractual obligations above. Additionally in 2005, the Company currently expects to contribute between $13 million to $18 million to the U.K. defined benefit pension plan. Of the amount expected to be contributed to the U.K. defined benefit plan in 2005, approximately $10 million to $15 million would be a discretionary contribution in addition to the $3 million contribution agreed by management and the plan's trustees. (See statement on Forward Looking Statements.)

      The Company's long-term operating needs and capital requirements include the potential funding of the Company's client loan portfolio and the funding of capital expenditures beyond the next twelve months and through March 4, 2007, as well as the funding of the Company's long-term contractual obligations and commitments included in the table of contractual obligations above through March 4, 2007.

      In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed as part of the U.S. Antitrust Litigation settlement (see Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie's in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of December 31, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $57 million.

FACTORS AFFECTING OPERATING RESULTS AND LIQUIDITY

      Operating results from the Company's Auction and Finance segments, as well as the Company's liquidity, are significantly influenced by a number of factors, many of which are not within the Company's control. These factors, which are not ranked in any particular order, include:

•	The overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

•	Interest rates, particularly with respect to the Finance segment's client loan portfolio and the Company's credit facility borrowings;

•	The impact of political conditions in various nations on the international economy and financial markets;

•	Government laws and regulations which the Company is subject to, including, but not limited to, import and export regulations, cultural patrimony laws and value added taxes;

•	The effects of foreign currency exchange rate movements;

•	The seasonality of the Company's auction business;

•	Competition with other auctioneers and art dealers, specifically in relation to the following factors:
(a)	The level and breadth of expertise of the dealer or auction house with respect to the property;
(b)	The extent of the prior relationship, if any, between the seller and the firm;
(c)	The reputation and historic level of achievement by a firm in attaining high sale prices in the property's specialized category;
(d)	The desire for privacy on the part of sellers and buyers;
(e)	The amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright;
(f)	The level of auction guarantees or the terms of other financial options offered by auction houses;
(g)	The level of pre-sale estimates offered by auction houses;
(h)	The desirability of a public auction in order to achieve the maximum possible price;
(i)	The amount of commission proposed by dealers or auction houses to sell a work on consignment;
(j)	The cost, style and extent of presale marketing and promotion to be undertaken by a firm;
(k)	Recommendations by third parties consulted by the seller;
(l)	Relationships and personal interaction between the seller and the firm's staff; and
(m)	The availability and extent of related services, such as tax or insurance appraisal and short-term financing.
•	The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sale consignments), as well as the ability of the Company to sell such property, both of which factors can cause auction and related revenues to be highly variable from period-to-period;

•	The demand for fine arts, decorative arts and collectibles;

•	The success of the Company in attracting and retaining qualified personnel, who have or can develop relationships with certain potential sellers and buyers;

•	The success of the Company in retaining key members of management;

•	The demand for art-related financing;

•	The uncertainty in future costs related to the Company's U.K. defined benefit pension plan, as well as the impact of any decline in the equity markets or decrease in interest rates on its assets and obligations;

•	The impact of the variability in taxable income between the various jurisdictions where the Company does business on its effective tax rate; and

•	The ability of the Company to utilize its deferred tax assets.

FORWARD LOOKING STATEMENTS

      This Form 10-K contains certain forward looking statements; as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed under “Factors Affecting Operating Results and Liquidity” above, which are not ranked in any particular order.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, restricted cash, short-term investments, notes receivable, consignor advances, credit facility borrowings, long-term debt, the fine payable to the DOJ and the settlement liability related to the Discount Certificates issued in connection with the U.S. Antitrust Litigation. (See Note B of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for information on the fair value of these financial instruments.)

      The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company's cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

      The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Changes in the fair value of the Company's forward exchange contracts are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.” At December 31, 2004, the Company had $40.9 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Instruments” above and Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      At December 31, 2004, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $10.4 million.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for the Company on July 1, 2005. The Company will adopt SFAS No. 123(R) using the modified prospective method, which will result in the amortization of stock compensation expense related to unvested stock options outstanding on the date of adoption, as well as any stock options granted subsequent to that date. The Company currently measures stock-based compensation related to its employee stock option plans using the intrinsic value approach under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company currently expects the adoption of FASB 123(R) to result in the recording of compensation expense in the range of $0.5 million to $1.0 million in 2005 related to unvested stock options outstanding on the date of adoption.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See the discussion under this caption contained in Item 7.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SOTHEBY'S HOLDINGS, INC.
New York, New York

      We have audited the accompanying consolidated balance sheets of Sotheby's Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule provided as Item 15(d). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, New York
March 16, 2005

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31	2004	2003	2002

Revenues:
Auction and related revenues	$443,130	$308,990	$296,744
License fee revenues	45,745	—	—
Other revenues	7,845	8,354	10,767

Total revenues	496,720	317,344	307,511

Expenses:
Direct costs of services	55,526	45,631	52,620
Salaries and related costs	177,583	143,540	139,224
General and administrative expenses	110,760	93,661	89,516
Depreciation and amortization expense	23,830	25,321	21,820
Retention costs	285	8,466	22,564
Net restructuring charges	146	5,039	1,961
Special charges	1,928	3,112	41,042

Total expenses	370,058	324,770	368,747

Operating income (loss)	126,662	(7,426)	(61,236)
Interest income	3,281	2,498	2,506
Interest expense	(33,551)	(32,832)	(22,683)
Other income	261	673	925

Income (loss) from continuing operations before taxes	96,653	(37,087)	(80,488)
Equity in earnings of investees, net of taxes	740	31	614
Income tax expense (benefit)	35,000	(11,018)	(20,706)

Income (loss) from continuing operations	62,393	(26,038)	(59,168)

Discontinued operations (Note C):
Income from discontinued operations before taxes	38,802	9,431	8,083
Income tax expense	14,516	4,049	3,670

Income from discontinued operations	24,286	5,382	4,413

Net income (loss)	$86,679	$(20,656)	$(54,755)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.01	$(0.42)	$(0.96)
Earnings from discontinued operations	0.39	0.09	0.07

Basic earnings (loss) per share	$1.40	$(0.34)	$(0.89)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.00	$(0.42)	$(0.96)
Earnings from discontinued operations	0.39	0.09	0.07

Diluted earnings (loss) per share:	$1.38	$(0.34)	$(0.89)

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

December 31	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$146,922	$62,387
Restricted cash	11,964	8,165
Short-term investments	110,000	—
Accounts receivable, net of allowance for doubtful accounts of $6,172 and $5,933	411,157	231,651
Notes receivable and consignor advances, net of allowance for credit losses of $1,759 and $1,600	56,716	82,253
Inventory	33,873	14,848
Prepaid expenses and other current assets	61,077	45,748
Assets held for sale (Note C)	588	29,870

Total Current Assets	832,297	474,922

Non-Current Assets:
Notes receivable	35,575	26,689
Properties, net of accumulated depreciation and amortization of $122,283 and $98,093	238,523	248,233
Goodwill	13,753	13,565
Investments	28,343	28,678
Deferred income taxes	73,151	111,431
Other assets	3,704	2,582

Total Assets	$1,225,346	$906,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Due to consignors	$470,946	$255,198
Credit facility borrowings	—	20,000
Accounts payable and accrued liabilities	112,416	81,712
Deferred revenues	4,799	4,787
Accrued income taxes	10,153	4,441
Deferred income taxes	5,462	4,630
York Property capital lease obligation	123	113
Deferred gain on sale of York Property	1,129	1,129
Settlement liabilities	14,454	5,281
Liabilities held for sale (Note C)	455	15,227

Total Current Liabilities	619,937	392,518

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $383 and $461	99,617	99,539
Settlement liabilities	61,085	75,498
York Property capital lease obligation	172,046	172,169
Deferred gain on sale of York Property	19,374	20,502
Other liabilities	17,368	18,466

Total Liabilities	989,427	778,692

Commitments and contingencies (Note P)
Shareholders' Equity:
Common stock, $0.10 par value	6,374	6,173

Authorized shares—125,000,000 of Class A and 75,000,000 of Class B, Issued and outstanding shares—45,923,612 and 45,052,339 of Class A, and 17,850,808 and 16,681,150 of Class B at December 31, 2004 and 2003 respectively

Additional paid-in capital	230,124	204,567
Retained earnings (accumulated deficit)	8,139	(78,540)
Deferred compensation expense	(10,341)	(1,507)
Accumulated other comprehensive gain (loss)	1,623	(3,285)

Total Shareholders' Equity	235,919	127,408

Total Liabilities and Shareholders' Equity	$1,225,346	$906,100

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

Year Ended December 31	2004	2003	2002
Operating Activities:
Net income (loss)*	$86,679	$(20,656)	$(54,755)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	23,830	25,321	21,820
Gain on sale of discontinued operations (Note C)	(32,005)	—	—
Equity in earnings of investees	(740)	(31)	(614)
Deferred income tax (benefit)	23,215	(16,557)	(14,912)
Tax benefit of stock option exercises	—	4	70
Restricted stock compensation expense	6,646	387	—
Asset provisions	4,033	1,311	1,341
Amortization of discount related to antitrust matters	4,885	4,125	2,624
Other	1,469	1,052	995
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(172,482)	51,080	(33,631)
Increase in inventory	(19,312)	(2,771)	(3,830)
Increase in prepaid expenses and other current assets	(14,761)	(5,705)	(7,484)
(Increase) decrease in other long-term assets	(372)	(484)	1,276
(Decrease) increase in settlement liabilities	(10,822)	(50,457)	38,822
Increase (decrease) in due to consignors	208,655	(19,626)	55,833
(Increase) decrease in deferred income tax assets	(677)	5,235	5,753
Increase (decrease) in accrued income taxes and deferred income tax liabilities	6,191	103	(8,780)
Increase (decrease) in accounts payable and accrued liabilities and other liabilities	28,225	(20,057)	(21,268)
Adjustments related to discontinued operations (Note C)	3,461	(722)	(323)

Net cash provided (used) by operating activities	146,118	(48,448)	(17,063)

Investing Activities:
Funding of notes receivable and consignor advances	(145,663)	(113,014)	(133,258)
Collections of notes receivable and consignor advances	160,940	98,381	140,263
Purchases of short-term investments	(288,414)	—	—
Proceeds from maturities of short-term investments	178,414	—	—
Capital expenditures	(13,468)	(6,593)	(13,160)
Proceeds from sale of discontinued operations (Note C)	53,863	—	—
Proceeds from sale of Chicago Salesroom	—	—	2,566
Proceeds from York Property sale-leaseback	—	167,054	—
Distributions from equity investees	2,900	1,731	1,865
(Increase) decrease in restricted cash	(4,489)	1,057	(5,110)
Acquisition related to discontinued operations (Note C)	—	(4,944)	—
Capital expenditures related to discontinued operations (Note C)	(194)	(2,252)	(1,482)
Decrease (increase) in restricted cash related to discontinued operations (Note C)	755	2,881	(3,190)

Net cash (used) provided by investing activities	(55,356)	144,301	(11,506)

Financing Activities:
Proceeds from credit facility borrowings	65,000	145,000	100,000
Repayments of credit facility borrowings	(85,000)	(225,000)	(130,000)
Decrease in York Property capital lease obligation	(113)	(1,584)	—
Proceeds from exercise of stock options	9,945	43	2,391

Net cash used by financing activities	(10,168)	(81,541)	(27,609)

Impact of consolidating variable interest entity	133	—	—
Effect of exchange rate changes on cash and cash equivalents	893	2,539	2,978
Increase (decrease) in cash and cash equivalents	81,620	16,851	(53,200)
Cash and cash equivalents at beginning of period	65,403	48,552	101,752

Cash and cash equivalents at end of period	$147,023	$65,403	$48,552

Cash and cash equivalents at end of period:
Continuing operations	$146,922	$62,387	$45,967
Discontinued Operations	101	3,016	2,585

	$147,023	$65,403	$48,552

* Net income from discontinued operations included in net income (loss) above	$24,286	$5,382	$4,413

Non-Cash Activities:
York Property capital lease asset and obligation	$—	$173,866	$—

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Thousands of dollars)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation Expense	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2002		$6,131	$199,645	$(3,129)	$—	$(16,777)
Comprehensive loss:
Net loss	$(54,755)			(54,755)
Other comprehensive income, net of tax—foreign currency translation	6,470					6,470

Comprehensive loss	$(48,285)

Stock options exercised		21	2,370
Tax benefit associated with exercise of stock options			70
Shares issued to directors		1	321

Balance at December 31, 2002		6,153	202,406	(57,884)	—	(10,307)

Comprehensive loss:
Net loss	$(20,656)			(20,656)
Other comprehensive income, net of tax—foreign currency translation	7,022					7,022

Comprehensive loss	$(13,634)

Stock options exercised		1	70
Tax benefit associated with exercise of stock options			4
Restricted stock shares issued		16	1,878		(1,894)
Amortization of restricted stock compensation expense					387
Shares issued to directors		3	209

Balance at December 31, 2003		6,173	204,567	(78,540)	(1,507)	(3,285)

Comprehensive income:
Net income	$86,679			86,679
Other comprehensive income, net of tax—foreign currency translation	4,908					4,908

Comprehensive income	$91,587

Stock options exercised		84	10,141
Restricted stock shares issued		117	15,286		(15,643)
Restricted stock shares forfeited		(1)	(162)		163
Amortization of restricted stock compensation expense					6,646
Shares issued to directors		1	292

Balance at December 31, 2004		$6,374	$230,124	$8,139	$(10,341)	$1,623

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Business

      Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world's two largest auctioneers of fine arts, decorative arts and collectibles. The Company offers property through its worldwide Auction segment in approximately 70 collecting categories, among them fine art, decorative arts, jewelry and collectibles. In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of private purchases and sales of art and collectibles. The Company also conducts art-related financing activities through its Finance segment.

      The Company was incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and the Republic of Ireland Limited and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company issued shares of Class A Common Stock to the public. The Class A Common Stock is listed on the New York Stock Exchange.

Note B—Summary of Significant Accounting Policies

      Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby's Holdings, Inc. and its wholly-owned subsidiaries, as well as those of an entity for which the Company is the primary beneficiary (see Note U). Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence over the investee but does not have control and is not the primary beneficiary are accounted for using the equity method (see Note G).

      Revenue Recognition (Auction and Related Revenues)—The principal components of Auction and Related Revenues are: (1) auction commission revenues, (2) private sale commissions, (3) principal activities and (4) catalogue subscription revenues. The revenue recognition policy for each of these is described below.

      Auction Commission Revenues—In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses and applicable taxes. The Company's commissions include those earned from the buyer (“buyer's premium revenue”) and those earned from the consignor (“seller's commission revenue”), both of which are calculated as a percentage of the hammer price of property sold at auction. Buyer's premium and seller's commission revenues are recognized at the time of the auction sale (i.e., when the auctioneer's hammer falls) and are recorded net of commissions owed to unaffiliated third parties. Commissions owed to third parties are principally the result of risk sharing arrangements, whereby the Company reduces its financial exposure under certain auction guarantees in exchange for sharing in the auction commissions with a partner. At certain times, the partner will also assist the Company in valuing and marketing the property to be sold at auction.

      Private Sale Commissions—Private sale commissions are earned through the brokering of art and collectible purchases and sales and are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction.

      Principal Activities—Principal activities consist mainly of gains or losses on sales of inventory, income or loss related to auction guarantees and gains or losses related to the sales of loan collateral, as well as any decrease in the carrying value of the Company's inventory.

      Gains or losses on sales of inventory and loan collateral are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction. The recognition of a loss is accelerated when the Company determines that an impairment of the inventory's value has occurred.

      From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. The Company's share of any excess proceeds, as well as any shortfall between the sale price at auction and the amount of the auction guarantee are recognized as a principal gain or loss at the time of the related auction sale.

      Catalogue Subscription Revenues—Catalogue subscription revenues are earned from the sale of auction catalogues and are recognized ratably over the period of the subscriptions.

      Revenue Recognition (Other Revenues)—Other revenues consist principally of interest income earned on Notes Receivable and Consignor Advances. Such interest income is recognized when earned based on the amount of the outstanding loan and the length of time the loan was outstanding during the period. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, any cash receipts subsequently received are thereafter directly applied to reduce the recorded investment in the loan.

      Direct Costs of Services—Direct Costs of Services consists largely of catalogue production and distribution costs and sale marketing costs, which are expensed at the time of sale, as well as corporate marketing expenses, which are expensed as incurred.

      Cash and Cash Equivalents—Cash equivalents are liquid investments comprised primarily of bank and time deposits and other short-term investments with effective maturities of three months or less. These investments are carried at cost, which approximates fair value.

      Restricted Cash—Restricted Cash principally consists of amounts or deposits whose use is restricted by either law or contract and primarily includes deposits supporting rental obligations in the U.S. and Europe and net auction proceeds owed to consignors in certain jurisdictions.

      Short-Term Investments—The Company invests in money-market instruments which are classified as available for sale. These investments are reflected in the Consolidated Balance Sheets at fair value, which is the equivalent of their par value.

      Properties—Properties (see Note H) are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvement. Computer software consists of the capitalized cost of purchased computer software, as well as direct external and internal computer software development costs incurred in the acquisition or development of software for internal use. These costs are amortized on a straight-line basis over the estimated useful life of the software.

      The Company capitalizes interest expense on projects when construction or development requires more than one year for the assets to be ready for their intended use. Capitalized interest is allocated to properties once placed in service and amortized over the life of the related assets. The Company did not capitalize any interest expense for the years ended December 31, 2004, 2003 and 2002.

      Financial Instruments—The carrying amounts of Cash and Cash Equivalents, Restricted Cash, Short-Term Investments, Notes Receivable, Consignor Advances and Credit Facility Borrowings do not materially differ from their estimated fair value due to their nature and the variable interest rates associated with each of these financial instruments.

      The fair value of the Company's long-term debt was approximately $100 million as of December 31, 2004. This amount is based on quoted market prices. (See Note J)

      The remaining fine payable, which represents its fair value, to the United States Department of Justice was approximately $27 million as of December 31, 2004. The carrying amount of the settlement liability related to the Discount Certificates issued in connection with the U.S. Antitrust Litigation settlement approximates its fair value. (See Note R)

      The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company's forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.” (See Note O)

      Inventory—Inventory is valued on a specific identification basis at the lower of cost or management's estimate of net realizable value. (See Note F)

      Allowance for Doubtful Accounts—Management evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Allowances are also established for probable losses inherent in the remainder of the accounts receivable balance.

      Allowance for Credit Losses—Management evaluates specific loans when it becomes aware of a situation where a borrower may not be able to repay the loan. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Secured loans that may not be collectible are analyzed based on the current estimated realizable value of the collateral securing each loan, as well as the current creditworthiness and financial condition of each borrower. Reserves are established for secured loans that management believes are under-collateralized, and with respect to which the under-collateralized amount may not be collectible from the borrower. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan, taking into account the current creditworthiness and financial condition of the borrower. A reserve is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan write-offs. (See Note E)

      Goodwill—Goodwill is tested for impairment on an annual basis as of October 31, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented. (See Note I)

      Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset's carrying amount.

      Auction Guarantees—In the first quarter of 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for guarantees issued or modified after December 31, 2002. The liability related to the Company's outstanding auction guarantees is recorded in the Consolidated Balance Sheets at fair value, which is estimated based on an analysis of historical loss experience related to auction guarantees.

      Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of outstanding shares of common stock. Because the Company reported a net loss for the years ended December 31, 2003 and 2002, stock options and unvested shares of restricted stock were excluded from the calculation of the weighted average number of shares for those years, as they would be anti-dilutive. The weighted average number of shares used for calculating basic and diluted earnings (loss) per share are as follows:

Year ended December 31	2004	2003	2002
	(In millions)
Basic weighted average shares outstanding	61.9	61.6	61.5
Dilutive effect of stock options and unvested restricted stock	0.8	—	—

Diluted weighted average shares outstanding	62.7	61.6	61.5

      (See Note M for information on stock options outstanding.)

      For the years ended December 31, 2004, 2003 and 2002, there were no reconciling items between the net income (loss) used in calculating basic and diluted earnings (loss) per share.

      Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income statement amounts are translated using weighted average monthly exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded in accumulated other comprehensive income (loss) until the subsidiary is sold or liquidated.

      Stock-Based Compensation—As currently permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to measure stock-based compensation related to its employee stock option plans using the intrinsic value approach under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” When the intrinsic value approach is used, SFAS No. 123 requires supplemental disclosure to show the effects of using this approach on net income (loss) and earnings (loss) per share.

      Compensation expense related to restricted stock shares issued pursuant to the 2003 Restricted Stock Plan (the “Restricted Stock Plan”) is determined based on the fair value of the shares issued on the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee stock compensation plans:

Year ended December 31	2004	2003	2002
	(Thousands of dollars, except per share data)
Net income (loss), as reported	$86,679	$(20,656)	$(54,755)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effects	4,240	272	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(6,158)	(8,376)	(16,443)

Pro forma net income (loss)	$84,761	$(28,760)	$(71,198)

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$1.40	$(0.34)	$(0.89)

Basic earnings (loss) per share, pro forma	$1.37	$(0.47)	$(1.16)

Diluted earnings (loss) per share, as reported	$1.38	$(0.34)	$(0.89)

Diluted earnings (loss) per share, pro forma	$1.35	$(0.47)	$(1.16)

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	47.9%	49.8%	53.7%
Risk-free rate of return	3.8%	3.2%	3.7%
Expected life	4.5 years	4.5 years	2.6 years

      The compensation cost generated by the Black-Scholes model may not be indicative of the future benefit received by the option holder.

      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for the Company on July 1, 2005. The Company will adopt SFAS No. 123(R) using the modified prospective method, which will result in the amortization of stock compensation expense related to unvested stock options outstanding on the date of adoption, as well as any stock options granted subsequent to that date. The Company currently expects the adoption of SFAS No. 123(R) to result in the recording of compensation expense in the range of $0.5 million to $1.0 million in 2005 related to unvested stock options outstanding on the date of adoption.

      (See Note M for additional information on the Company's employee stock option plans and the Restricted Stock Plan.)

      Valuation Allowance for Deferred Tax Assets—The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

      Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and could change in the short-term.

      Reclassifications—In the 2003 and 2002 Consolidated Statements of Cash Flows, approximately $2.9 million and $4 million, respectively, related to Restricted Cash for the Company's discontinued operations have been reclassified from Operating Activities to Investing Activities to conform to the current year presentation.

      Comprehensive Income (Loss)—SFAS No. 130, “Reporting Comprehensive Income,” requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income (loss). The Company's comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss). Other comprehensive income (loss) consists of the change in the foreign currency translation adjustment during the period and is reported in the Consolidated Statements of Changes in Shareholders' Equity. The foreign currency translation adjustment is included in Accumulated Other Comprehensive Gain (Loss) in the Consolidated Balance Sheets.

Note C—Discontinued Operations

      In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby's International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the United States (the “U.S.”). On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). Initially, the License Agreement was applicable to Canada, Israel, Mexico, the U.S. and certain Caribbean countries. Also in conjunction with the sale, Cendant received options to acquire most of the other non-U.S. offices of the Company's real estate brokerage business and to expand the License Agreement to cover the related trademarks in other countries outside the U.S., excluding Australia and New Zealand (the “International Options”). The International Options were exercised by Cendant during 2004.

      The total consideration paid by Cendant at closing for SIR's company-owned real estate brokerage business and affiliate network, as well as the License Agreement and the International Options was $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.9 million in transaction costs, were $94.0 million. In addition to the consideration received at closing, the License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks.

      The consideration received at closing was allocated among each of the following components based on a valuation of their respective fair values: (i) SIR's company-owned real estate brokerage business and affiliate network, (ii) the License Agreement and (iii) the International Options. Based on this valuation, $55.1 million was allocated to SIR's company-owned real estate brokerage business and affiliate network, $45 million was allocated to the License Agreement and $0.6 million was allocated to the International Options.

      As a result of the sale of the real estate brokerage business and affiliate network to Cendant, the Company recognized a pre-tax gain of $32 million, which is recorded within income from discontinued operations before taxes in the Consolidated Income Statements. As a result of this gain, the Company utilized approximately $14.2 million of the net Deferred Tax Asset related to its net operating loss carryforwards.

      The $45 million of proceeds allocated to the License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned during the term of the License Agreement, as well as license fee revenue earned in the future from other potential licensing opportunities. As a result of this one-time license fee, the Company utilized approximately $15.2 million of the net Deferred Tax Asset related to its net operating loss carryforwards during the first quarter of 2004. The Company incurred transaction costs of approximately $2.2 million related to the consummation of the License Agreement principally in the first quarter of 2004, which are recorded within General and Administrative Expenses in the Consolidated Income Statements.

      Similar to the license fee received by the Company in connection with the License Agreement, the $0.6 million of proceeds allocated to the International Options represents a one-time non-refundable upfront license fee received by the Company for Cendant's use of the Sotheby's International Realty trademarks in countries outside the U.S. (excluding Australia and New Zealand). As a result of the exercise of the International Options by Cendant, the Company recognized license fee revenue of $0.6 million in the fourth quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned as a result of Cendant's use of the trademarks.

       In the fourth quarter of 2004, the Company committed to a plan to sell its real estate brokerage business in Australia. This business is the only remaining component of the Company's former Real Estate segment. Accordingly, the assets and liabilities of the Australia real estate brokerage business are classified as held for sale in the Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Income Statements. The Australia real estate brokerage business is not material to the Company's results of operations, financial condition or liquidity.

      The following is a summary of the operating results of the Company's discontinued operations for the years ended December 31, 2004, 2003 and 2002:

For the year ended December 31	2004	2003	2002
	(Thousands of dollars)
Revenues	$17,716	$39,752	$36,640
Expenses:
Direct costs of services	1,461	4,645	4,329
Salaries and related costs	5,656	13,327	11,946
General and administrative expenses	3,775	10,305	9,879
Depreciation and amortization expense	54	2,262	2,458

Total expenses	10,946	30,539	28,612

Operating income	6,770	9,213	8,028
Gain on sale of discontinued operations	32,005	—	—
Other income	27	218	55

Income from discontinued operations before taxes	38,802	9,431	8,083
Income tax expense	14,516	4,049	3,670

Income from discontinued operations	$24,286	$5,382	$4,413

      According to the terms of the Stock Purchase Agreement related to the sale of SIR, the Company is due to receive amounts collected by Cendant for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the year ended December 31, 2004, revenues from discontinued operations included $9.5 million of such amounts.

      The following is a summary of the assets and liabilities classified as held for sale as of December 31, 2004 and 2003:

December 31	2004	2003
	(Thousands of dollars)
Assets:
Cash and cash equivalents	$101	$3,016
Restricted cash	437	1,171
Accounts receivable, net	6	1,218
Properties, net	10	10,707
Goodwill	—	10,089
Other current assets	34	3,669

Assets held for sale	$588	$29,870

Liabilities:
Accounts payable and accrued liabilities	$455	$11,389
Other current liabilities	—	3,838

Liabilities held for sale	$455	$15,227

Note D—Segment Reporting

      The Company's continuing operations are organized under two business segments—Auction and Finance. The Company's discontinued real estate brokerage business, which comprised its former Real Estate segment, is not included in this presentation. (See Note C for further information on discontinued operations.)

      Prior to 2004, the Company had presented its share of earnings from its equity investments as part of Auction and Related Revenues. Beginning in 2004, such amounts are presented net of taxes as a separate line below income (loss) from continuing operations before taxes in the

Consolidated Income Statements. Prior year amounts in the presentation below have been adjusted to conform to the current year presentation.

      The Company's segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of both of the Company's segments, regularly evaluates financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before taxes and excluding the unallocated items highlighted below in the reconciliation of segment income (loss) to income (loss) from continuing operations before taxes.

      The Auction segment is an aggregation of operations in North America, Europe and Asia as they are similar in service, customers and the way in which the service is provided. The Auction segment conducts live auctions of fine arts, decorative arts and collectibles in which the Company generally functions as an agent accepting property on consignment from its selling clients. In addition to auctioneering, the Auction segment is engaged in a number of related activities including the purchase and resale of art and other collectibles and the brokering of private purchases and sales of art and other collectibles. The Finance segment provides art-related financing generally secured by works of art that the Company either has in its possession or that the Company permits the borrower to possess (see Note E). “All Other” primarily includes art education activities.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note B). Revenues are attributed to geographic areas based on the location of the actual sale.

      The following tables present the Company's segment information for the years ended December 31, 2004, 2003 and 2002:

Year ended December 31, 2004	Auction	Finance	All Other	Total
	(Thousands of dollars)
Revenues	$443,130	$5,907	$1,938	$450,975
Interest income	$7,611	$—	$10	$7,621
Interest expense	$28,682	$(87)	$71	$28,666
Depreciation and amortization	$23,800	$—	$30	$23,830
Segment income (loss)	$63,046	$(1,032)	$(563)	$61,451

Year ended December 31, 2003	Auction	Finance	All Other	Total
	(Thousands of dollars)
Revenues	$308,990	$5,310	$3,044	$317,344
Interest income	$6,795	$—	$15	$6,810
Interest expense	$28,358	$294	$55	$28,707
Depreciation and amortization	$24,975	$—	$133	$25,108
Segment loss	$(10,913)	$(1,957)	$(1,190)	$(14,060)

Year ended December 31, 2002	Auction	Finance	All Other	Total
	(Thousands of dollars)
Revenues	$296,744	$5,997	$4,770	$307,511
Interest income	$7,020	$31	$38	$7,089
Interest expense	$19,708	$307	$44	$20,059
Depreciation and amortization	$21,429	$—	$192	$21,621
Segment loss	$(8,014)	$(440)	$(1,179)	$(9,633)

      The table below presents revenues for the Company's operating segments, as well as a reconciliation of segment revenues to total revenues from continuing operations for the years ended December 31, 2004, 2003 and 2002:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)
Auction	$443,130	$308,990	$296,744
Finance	5,907	5,310	5,997
All Other	1,938	3,044	4,770

Total segment revenues	450,975	317,344	307,511
Unallocated amounts:
License fee revenues (see Note C)	45,745	—	—

Total revenues from continuing operations	$496,720	$317,344	$307,511

      The table below presents income (loss) before taxes for the Company's operating segments, as well as a reconciliation of segment income (loss) before taxes to income (loss) from continuing operations before taxes for years ended December 31, 2004, 2003 and 2002:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)
Auction	$63,046	$(10,913)	$(8,014)
Finance	(1,032)	(1,957)	(440)
All Other	(563)	(1,190)	(1,179)

Segment income (loss) before taxes	61,451	(14,060)	(9,633)
Unallocated amounts and reconciling items:
License fee revenues (see Note C)	45,745	—	—
License Agreement transaction costs (see Note C)*	(2,161)	—	—
Unallocated expenses related to discontinued operations**	—	(2,237)	(1,720)
Special charges (see Note R)	(1,928)	(3,112)	(41,042)
Amortization of discount—DOJ antitrust fine (see Note R)	(2,049)	(2,358)	(2,624)
Amortization of discount—Discount Certificates (see Note R)	(2,836)	(1,767)	—
Retention costs (see Note S)	(285)	(8,466)	(22,564)
Net restructuring charges (see Note T)	(146)	(5,039)	(1,961)
Equity in earnings of investees***	(1,138)	(48)	(944)

Income (loss) from continuing operations before taxes	$96,653	$(37,087)	$(80,488)

*	Represents transaction costs related to the consummation of the License Agreement, which are not allocated to the Company's operating segments. This is consistent with how the related license fee revenue is presented for segment purposes.
**	Represents amounts previously allocated to the Company's discontinued real estate brokerage business (see Note C), which represent expenses of the Company's ongoing operations.
***	Represents the Company's pre-tax share of earnings (losses) related to its equity investees. Such amounts are included in the table above in income (loss) before taxes for the Auction segment, but are presented net of taxes below income (loss) from continuing operations before taxes in the Consolidated Income Statements.

      Other significant reconciling items related to the Company's segment information are listed below:

	Segment Totals	Reconciling Items		Consolidated Total
	(Thousands of dollars)
Year ended December 31, 2004:
Interest income	$7,621	$(4,340	)(a)	$3,281
Interest expense	$28,666	$4,885	(b)	$33,551
Depreciation expense	$23,830	$—		$23,830
Year ended December 31, 2003:
Interest income	$6,810	$(4,312	)(a)	$2,498
Interest expense	$28,707	$4,125	(b)	$32,832
Depreciation expense	$25,108	$213	(c)	$25,321
Year ended December 31, 2002:
Interest income	$7,089	$(4,583	)(a)	$2,506
Interest expense	$20,059	$2,624	(b)	$22,683
Depreciation expense	$21,621	$199	(c)	$21,820

(a)	Represents the elimination of interest charged by Auction to Finance for funding Finance's loan portfolio.
(b)	Represents the amortization of certain interest charges related to the DOJ antitrust fine and the settlement of the U.S. Antitrust Litigation (see Note R).
(c)	Represents corporate depreciation and amortization expense previously allocated to the Company's discontinued real estate brokerage business (see Note C).

      Information concerning revenues from continuing operations for geographical areas is as follows:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)
United States	$244,536	$125,235	$133,502
United Kingdom	170,062	128,547	122,670
Other Countries	82,122	63,562	51,339

Total	$496,720	$317,344	$307,511

      The table below presents assets for the Company's operating segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2004 and 2003:

December 31	2004	2003
	(Thousands of dollars)
Auction	$1,064,091	$651,150
Finance	86,601	107,678
All Other	915	948

Total segment assets	1,151,607	759,776
Unallocated amounts:
Deferred tax assets	73,151	111,431
Assets held for sale	588	29,870
Unallocated assets related to discontinued operations****	—	5,023

Consolidated assets	$1,225,346	$906,100

****	Represents amounts previously allocated to the Company's discontinued real estate brokerage business (see Note C), which represent assets of the Company's ongoing operations.

Note E—Receivables

      Accounts Receivable—In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses and applicable taxes. The amounts billed to buyers are recorded as Accounts Receivable in the Consolidated Balance Sheets.

      Under the standard terms and conditions of the Company's auction sales, the Company is not obligated to pay consignors for items that have not been paid for by the buyer. If the buyer defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at auction or negotiate a private sale.

      In certain situations, under negotiated contractual arrangements or when the buyer takes possession of the property before payment is made, the Company is liable to the consignor for the net sale proceeds. As of December 31, 2004 and 2003, Accounts Receivable included approximately $158 million and $96.7 million, respectively, of such amounts due from buyers. As of December 31, 2004, approximately $93.3 million of the amount outstanding at December 31, 2003 had been collected. As of March 1, 2005, approximately $117.9 million of the amount outstanding at December 31, 2004 had been collected. Management believes that adequate allowances have been established to provide for potential losses on any uncollected amounts.

      At December 31, 2004, approximately $34.7 million, or 8%, of the net Accounts Receivable balance was due from one purchaser. The Company received full payment of this receivable in January 2005.

      Notes Receivable and Consignor Advances—The Company's Finance segment provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. The Company will also lend at loan to value ratios higher than 50%. All of the Company's loans are variable interest rate loans.

      The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors. Term loans are generally made with full recourse against the borrower. In certain instances, however, term loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in Notes Receivable and Consignor Advances are unsecured loans totaling $6.0 million and $11.3 million at December 31, 2004 and 2003, respectively.

      In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company's share of any profit or loss is reflected in the results of the Auction segment. The total of all such unsecured loans was $5.4 million and $7.8 million at December 31, 2004 and 2003, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

       At December 31, 2004, two consignor advances comprised approximately 11% and 14%, respectively, of the net Notes Receivable and Consignor Advances balance. The consignor advance representing 14% of the December 31, 2004 balance was repaid in January 2005.

       The weighted average interest rates charged on Notes Receivable and Consignor Advances were 5.9%, 5.5% and 5.3% for the years ended December 31, 2004, 2003 and 2002, respectively.

      Notes Receivable and Consignor Advances included loans to employees of $0.9 million and $0.2 million at December 31, 2004 and 2003, respectively. The weighted average interest rates charged on these loans were 7.5% and 5.5% at December 31, 2004 and 2003, respectively. Substantially all of the amounts due under these employee loans were repaid in the first quarter of 2005.

      Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances during 2004 and 2003 were as follows:

	2004	2003
	(Thousands of dollars)
Allowance for credit losses at January 1	$1,600	$1,573
Change in loan loss provision	250	548
Write-offs	(103)	(537)
Foreign currency exchange rate changes	12	16

Allowance for credit losses at December 31	$1,759	$1,600

Note F—Inventory

      Inventory consists principally of objects obtained incidental to the auction process, primarily as a result of the failure of guaranteed property to sell at auction at or above the minimum price guaranteed by the Company (see Note Q), defaults by purchasers after the consignor has been paid and the honoring of purchasers' claims. To a lesser extent, Inventory also consists of objects purchased for investment purposes. In situations where guaranteed property fails to sell at auction, the Company has the right to recover the minimum guaranteed amount through the future sale of the property.

Note G—Investments

      Prior to 2004, the Company had presented its share of earnings from the equity investments described below as part of Auction and Related Revenues. Beginning in 2004, such amounts are presented net of taxes as a separate line below income (loss) from continuing operations before taxes in the Consolidated Income Statements. Prior year amounts have been adjusted to conform to the current year presentation throughout the Consolidated Financial Statements and related notes, where necessary.

      On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation (“Matisse”) for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the “Matisse Inventory”). Upon consummation of the purchase, the Company entered into an agreement with Acquavella Contemporary Art, Inc. (“ACA”) to form Acquavella Modern Art (“AMA”), a partnership through which the Matisse Inventory would be sold. The Company contributed the Matisse Inventory to AMA in exchange for a 50% interest in the partnership. Although the original term of the AMA partnership agreement was for ten years and was due to expire in 2000, it has been renewed on an annual basis since then with the most recent extension due to expire on March 31, 2006.

      The Company does not control AMA and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment in AMA and records its share of AMA's operating earnings or losses, net of taxes, within Equity in Earnings of Investees in the

Consolidated Income Statements. The Company's 50% interest in the net assets of AMA is included in Investments in the Consolidated Balance Sheets. The carrying value of the Company's investment in AMA totaled $26.4 million and $27.1 million as of December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company's share of AMA's pre-tax earnings totaled $0.8 million, $0.1 million and $0.9 million, respectively.

      Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At December 31, 2004, the carrying value of this inventory was $74.3 million.

      To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of December 31, 2004 and 2003, no such amounts were outstanding.

      As of December 31, 2004 and 2003, the carrying value of the Company's investment in another affiliate was $2.0 million and $1.5 million, respectively. The Company does not control this affiliate and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment. For the years ended December 31, 2004, 2003 and 2002, the Company's share of this affiliate's earnings (losses) totaled $0.4 million, ($0.1) million and $36,000, respectively.

Note H—Properties

      Properties consists of the following:

December 31	2004	2003
	(Thousands of dollars)

Land	$2,427	$—
York Property capital lease (see Note L)	173,866	173,866
Buildings and building improvements	3,943	2,431
Leasehold improvements	67,519	61,183
Computer hardware and software	60,367	56,248
Furniture, fixtures and equipment	49,279	46,884
Construction in progress	1,665	4,160
Other	1,740	1,554

	360,806	346,326
Less: accumulated depreciation and amortization	(122,283)	(98,093)

Total	$238,523	$248,233

      On February 7, 2003, the Company completed the sale of its headquarters building at 1334 York Avenue in New York, New York (the “York Property”) to an affiliate of RFR Holding LLC (“RFR”) for $175 million in cash. Net cash proceeds of approximately $167 million, after deducting taxes and fees related to the transaction, were used in part to refinance $100 million in outstanding borrowings under the senior secured term facility of the Company's former credit agreement. The Company is leasing the York Property back from RFR for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease, which is being amortized over the initial 20-year lease term (see Note L). Included in Accumulated Depreciation and Amortization above is $16.6 million and $7.9 million as of December 31, 2004 and 2003, respectively, related to the York Property capital lease.

      The sale of the York Property resulted in a deferred gain of approximately $23 million, which is being amortized on a straight-line basis against Depreciation and Amortization Expense over the initial 20-year lease term.

      The Company's obligations under its current senior secured credit agreement are secured by substantially all of the assets of the Company, including those listed above. (See Note J.)

Note I—Goodwill

      Goodwill is entirely attributable to the Auction segment. The Company has completed its annual impairment test and concluded that its goodwill was not impaired as of October 31, 2004. For the years ended December 31, 2004 and 2003, changes in the carrying value of Goodwill were as follows:

	2004	2003
	(Thousands of dollars)

Goodwill as of January 1	$13,565	$13,215
Foreign currency exchange rate changes	188	350

Goodwill as of December 31	$13,753	$13,565

Note J—Credit Arrangements

      Bank Credit Facilities—On March 4, 2004, the Company used existing cash balances to repay the remaining $20 million in borrowings outstanding under the senior secured term facility of its former credit agreement (the “Amended and Restated Credit Agreement”).

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

      The GE Capital Credit Agreement contains financial covenants requiring the Company to not exceed a specified level of annual capital expenditures and to have a quarterly fixed charge coverage ratio of not less than 1.0. In December 2004, the GE Capital Credit Agreement was amended to increase the permitted amount of annual capital expenditures from $10 million to $15 million. The GE Capital Credit Agreement also has certain non-financial covenants and restrictions, including one that prohibits the Company from making dividend payments. The Company is in compliance with its covenants.

      At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.75%. Beginning on March 31, 2005, on a quarterly basis, the applicable interest rate charged for borrowings under the GE Capital Credit Agreement will be adjusted up or down depending on the Company's performance under the quarterly fixed charge coverage ratio tests. Due to the Company's favorable 2004 operating results, management anticipates a 0.25% decrease in the cost of funds under the GE Capital Credit Agreement in 2005.

      As of December 31, 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement. As of December 31, 2003, the Company had outstanding borrowings of $20 million under the Amended and Restated Credit Agreement.

      For the year ended December 31, 2004, the weighted average interest rate charged on outstanding short-term borrowings was approximately 6.3%. For the years ended December 31, 2003 and 2002, the weighted average interest rate charged on outstanding short-term borrowings was 5.2%.

      Senior Unsecured Debt—In February 1999, the Company issued a tranche of long-term debt securities (the “Notes”), pursuant to the Company's $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August.

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

      Interest Expense—For the years ended December 31, 2004, 2003 and 2002, interest expense related to the Company's continuing operations was $33.6 million, $32.8 million and $22.7 million, respectively, and consisted of the following:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)

Credit Facility Borrowings:
Interest expense on outstanding borrowings	$298	$1,979	$6,800
Amortization of amendment and arrangement fees	1,114	1,929	4,492
Commitment fees	869	358	482

Sub-total	2,281	4,266	11,774

Interest expense on York Property capital lease obligation (see Note L)	17,911	16,119	—
Interest expense on long-term debt	6,952	6,948	6,943
Amortization of discount related to DOJ antitrust fine (see Note R)	2,049	2,358	2,624
Amortization of discount related to Discount Certificates (see Note R)	2,836	1,767	—
Other interest expense	1,522	1,374	1,342

Total	$33,551	$32,832	$22,683

      Other interest expense principally relates to interest accrued on the unfunded obligation under the Company's Benefit Equalization Plan (see Note N).

      Interest Paid—For the years ended December 31, 2004, 2003 and 2002, interest paid totaled $29.0 million, $27.5 million and $16.5 million, respectively.

Note K—Income Taxes

      The significant components of the income tax expense (benefit) from continuing operations consist of the following:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)

Income (loss) from continuing operations before taxes:
Domestic	$27,763	$(43,103)	$(47,758)
Foreign	68,890	6,016	(32,730)

Total	$96,653	$(37,087)	$(80,488)

Income tax expense (benefit)—current:
Federal	$1,515	$—	$(9,780)
Foreign	10,270	5,539	3,986

Sub-total	11,785	5,539	(5,794)

Income tax expense (benefit)—deferred:
Federal and state	9,216	(12,457)	(2,107)
Foreign	13,999	(4,100)	(12,805)

Sub-total	23,215	(16,557)	(14,912)

Total	$35,000	$(11,018)	$(20,706)

      For the years ended December 31, 2004 and 2002, income tax expense related to the Company's equity in earnings of investees was $0.4 million and $0.3 million, respectively.

      The components of deferred income tax assets and liabilities related to the Company's continuing operations are disclosed below:

December 31	2004	2003
	(Thousands of dollars)

Deferred tax assets:
Asset provisions and accrued liabilities	$25,400	$32,639
Capital lease obligation	60,429	60,824
Tax loss and credit carryforwards	76,313	113,743

Sub-total	162,412	207,206
Valuation allowance	(33,762)	(34,493)

Total deferred tax assets	128,380	172,713

Deferred tax liabilities:
Difference between book and tax basis of depreciable and amortizable assets	52,295	56,566
Basis differences in minority owned investments	8,396	9,346

Total deferred tax liabilities	60,691	65,912

Net deferred tax asset	$67,689	$106,801

      As of December 31, 2004, the Company had a tax asset related to U.S. Federal tax loss carryovers of $29.3 million, which begin to expire in 2020. The Company also has various foreign and state loss carryovers totaling $43.9 million that expire in 2005 and thereafter. The Company provided a valuation allowance for certain state, Federal and foreign loss carryforwards of $33.8 million and $34.5 million at December 31, 2004 and 2003, respectively. The valuation allowance decreased by $0.7 million during 2004 and decreased by $2.7 million during 2003. The changes in the valuation allowance resulted from management's evaluation of the utilization of state, Federal and foreign operating losses and U.S. federal tax credit carryforwards. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

      During 2004, the Company had $2.9 million of stock option deductions, the tax benefit of which will be recorded to Additional Paid-In Capital when realized.

      As discussed in Note C, on February 17, 2004, the Company consummated the sale of its domestic real estate brokerage business to Cendant for $100.7 million. As a result of the sale, the Company utilized approximately $30 million of the asset related to the net operating loss carryforwards to offset the taxable gain on the overall transaction.

      The effective rate related to the Company's continuing operations varied from the statutory rate as follows:

Year ended December 31	2004	2003	2002

Statutory Federal income tax rate	35.00%	35.00%	35.00%
State and local taxes, net of Federal tax expense or benefit	–2.42%	8.13%	5.17%
Foreign taxes at rates different than U.S. rates	–2.11%	2.55%	1.89%
Non-deductible antitrust expenses	0.98%	–2.56%	–11.18%
Valuation allowance	3.26%	–8.13%	–4.36%
Other	1.50%	–5.28%	–0.79%

Effective income tax rate	36.21%	29.71%	25.73%

      Undistributed earnings of foreign subsidiaries included in consolidated Retained Earnings at December 31, 2004 and 2003 were $109 million and $81.4 million, respectively. Such amounts are considered to be reinvested indefinitely or will be distributed from income in such a way that would not incur a significant tax consequence and, therefore, no provision has been made for taxes that would be payable upon distribution of these earnings.

      The American Jobs Creation Act of 2004 (the “AJCA”), signed into law in October 2004, allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 and 2006 at an effective tax rate of 5.25%. The Company is currently reviewing whether to take advantage of this new provision of the AJCA.

      Total net income tax payments related to the Company's continuing operations during 2004, 2003 and 2002 were $7.8 million, $5.7 million, and $3.8 million, respectively.

      The tax expense for the years ended December 31, 2004, 2003 and 2002 related to the foreign currency translation adjustment included in Other Comprehensive Income was approximately $2.5 million, $3.1 million, and $3.6 million, respectively.

Note L—Lease Commitments

      Capital Lease—On February 7, 2003, the Company sold its headquarters building at 1334 York Avenue in New York City (the “York Property”) and leased it back from the buyer for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The lease is being accounted for as a capital lease. Under the lease agreement, rental payments escalate 7% every three years during the initial term.

      The following is a schedule, by year, of the future minimum lease payments due under the York Property capital lease, together with the present value of the future minimum lease payments as of December 31, 2004 (in thousands of dollars):

2005	$18,025
2006	19,264
2007	19,287
2008	19,287
2009	20,612
Thereafter	310,484

Total future minimum lease payments	406,959
Less: amount representing interest	234,790

Present value of future minimum lease payments	$172,169

      In addition to the lease payments above, under the terms of the York Property capital lease, the Company is required to pay real estate taxes and operating costs related to the premises.

      Operating Leases—The Company conducts business on premises leased in various locations under long-term operating leases expiring through 2060. For the years ended December 31, 2004, 2003 and 2002, net rental expense under operating leases was as follows:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)

Continuing operations	$13,053	$11,589	$10,214
Discontinued operations (see Note C)	864	4,674	4,169

Total	$13,917	$16,263	$14,383

      Future minimum lease payments related to the Company's continuing operations under noncancelable operating leases in effect at December 31, 2004 are as follows (in thousands of dollars):

2005	$14,857
2006	12,836
2007	10,276
2008	8,920
2009	5,672
Thereafter	36,862

Total future minimum lease payments	$89,423

      Future minimum lease payments exclude minimum sublease rental receipts of $4.0 million owed to the Company in the future under noncancelable subleases.

      In addition to the lease payments above, under the terms of certain leases, the Company is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

      In February 2005, the Company extended the lease expiration date related to the lease for its middle market auction salesroom at Olympia in Kensington, West London from June 2006 to June 2015. This extension will result in an increase of approximately $22 million in total operating lease obligations.

Note M—Shareholders' Equity

      Common Stock—Each share of the Company's Class A Common Stock is entitled to one vote and each share of the Company's Class B Common Stock is entitled to ten votes. Both classes of common stock share equally in cash dividend distributions, if any. The Class A Common Stock is traded on the New York Stock Exchange.

      Preferred Stock—In addition to the Class A Common Stock and Class B Common Stock outstanding, the Company has the authority to issue 50 million shares of no par value Preferred Stock. No such shares were issued and outstanding as of December 31, 2004 and 2003.

      Restricted Stock Plan—In February 2003, the Compensation Committee approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The purpose of the Restricted Stock Plan is to enable the Company to retain valued employees and to continue to attract the finest executives. The Restricted Stock Plan provides for the issuance of restricted shares of the Company's Class B Common Stock (“Restricted Stock”) to eligible employees, as selected by the Compensation Committee. In making such selections, the Compensation Committee may take into account the nature of the services rendered by such employees, their present and potential contributions to the Company's success, and such other factors as the Compensation Committee in its discretion shall deem relevant. The maximum aggregate amount of Restricted Stock which may be issued from the Company's authorized but unissued or reacquired shares of Class B Common Stock is 2 million shares. Restricted Stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant. During the vesting period, the participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

      In February 2003, the Compensation Committee also approved an exchange offer of cash or Restricted Stock for certain stock options held by eligible employees under the Sotheby's Holdings, Inc. 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004. As a result of the Exchange Offer, approximately 5.6 million stock options were cancelled and 1.1 million shares of Restricted Stock were issued. The Restricted Stock shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company's Class A Common Stock on that date and resulted in the recording of Deferred Compensation Expense and Additional Paid-in Capital of approximately $14 million. The amount recorded as Deferred Compensation Expense is being amortized to Salaries and Related Costs over the vesting period described above. For the year ended December 31, 2004, the Company recognized stock compensation expense of $5.5 million related to the Exchange Offer. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance on March 31, 2004.

      In addition to the Restricted Stock issued in conjunction with the Exchange Offer, the Company issued 120,000 shares and 160,000 shares of Restricted Stock with fair values of $1.6 million and $1.4 million, during 2004 and 2003, respectively. The fair value of such Restricted Stock was recorded as Deferred Compensation Expense and Additional Paid-In Capital in the Shareholders' Equity section of the Consolidated Balance Sheets and is being amortized to Salaries and Related Costs over the corresponding vesting period. For the years ended December 31, 2004 and 2003, the Company recognized compensation expense of $1.1 million and $0.4 million, respectively, related to these Restricted Stock grants. Certain of these Restricted Stock shares were granted pursuant to a three-year employment agreement and vest and become exercisable ratably over the remaining term of the agreement following the date of grant.

      In February 2005, the Compensation Committee approved the issuance of 276,000 shares of Restricted Stock with a fair value of $4.9 million. Such Restricted Stock shares will vest ratably after each of the first, second, third and fourth years following the date of grant.

      Stock Option Plans—Stock options issued pursuant to the Sotheby's Holdings, Inc. 1987 Stock Option Plan (the “1987 Stock Option Plan”) and the Sotheby's Holdings, Inc. 1997 Stock Option Plan (the “1997 Stock Option Plan”) are exercisable into authorized but unissued shares of the Company's Class B Common Stock, which are freely convertible into an equivalent number of shares of the Company's Class A Common Stock. The 1997 Stock Option Plan succeeded the 1987 Stock Option Plan.

      Pursuant to both plans, stock options are granted with an exercise price equal to or greater than fair market value at the date of grant and generally expire ten years after the date of grant. Stock options granted pursuant to the 1997 Stock Option Plan, generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options granted on or after April 29, 1997 vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan).

      In January 2002, the Company granted 1.6 million stock options pursuant to the 1997 Stock Option Plan which were due to vest on the earlier of one year from the date of grant or on the day after the market price of the Company's Class A Common Stock closed at or above $30 per share for ten consecutive trading days. These stock options vested in January 2003 as the market price of the Company's Class A Common Stock did not close at or above $30 per share for ten consecutive trading days during the one-year period after the date of grant. Such stock options will expire on the earlier of five years after the date of grant or six months after the market price of the Company's Class A Common Stock closes at or above $30 per share for ten consecutive trading days.

      In 2003, the Company granted 940,000 stock options pursuant to the 1997 Stock Option Plan. Such stock options, which were granted at an exercise price equal to the fair market value of the Company's Class A Common Stock at the date of grant, generally vest and become exercisable ratably after each of the first, second, third and fourth years following the date of grant and expire ten years after the date of grant.

      In June 2004 and August 2004, the Company granted 140,000 and 100,000 stock options, respectively, pursuant to the 1997 Stock Option Plan. These stock options were granted at an exercise price equal to the fair market value of the Company's Class A Common Stock at the date of the grant and expire ten years after the date of grant. The stock options granted in June vest and become exercisable ratably after each of the first and second years following the date of grant. The stock options granted in August vest and become exercisable ratably after each of the first, second, third and fourth years following the date of grant.

      As of December 31, 2004, the Company has reserved 14.4 million shares of its Class B Common Stock for future issuance pursuant to the 1997 Stock Option Plan. As of December 31, 2004, there were outstanding stock options issued pursuant to the 1997 Stock Option Plan and the 1987 Stock Option Plan for the purchase of 7.2 million shares of the Company's Class B Common Stock, at prices ranging from $8.65 to $37.94 per share. Stock option transactions for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (shares in thousands):

		Options Outstanding
	Shares Reserved for Issuance	Shares	Prices	Weighted Average Price

Balance at January 1, 2002	16,074	14,141	$10.87–$42.63	$22.11
Options granted		1,650	$13.69–$14.14	$13.70
Options canceled		(1,068)	$17.00–$42.63	$23.80
Options expired—1987 Plan	(77)	(77)	$10.88–$17.00	$14.93
Options exercised	(172)	(172)	$10.87–$14.75	$12.88

Balance at December 31, 2002	15,825	14,474	$10.87–$38.25	$21.18
Options granted		940	$ 8.65–$10.89	$9.08
Options canceled		(728)	$17.00–$38.25	$23.39
Options expired—1987 Plan	(382)	(382)	$10.88–$16.50	$13.55
Options exercised	(7)	(7)	$10.87	$10.87

Balance at December 31, 2003	15,436	14,297	$ 8.65–$38.25	$20.47
Options granted		240	$15.50–$15.51	$15.50
Options canceled		(6,306)	$13.69–$38.25	$26.02
Options expired—1987 Plan	(231)	(231)	$10.88–$16.50	$16.33
Options exercised	(810)	(810)	$ 8.65–$17.13	$12.51

Balance at December 31, 2004	14,395	7,190	$ 8.65–$37.94	$16.44

      The following table summarizes information about stock options outstanding as of December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Outstanding as of 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Price	Exercisable as of 12/31/04	Weighted Average Price

$ 8.6500–$12.7875	1,226	7.5 years	$9.70	401	$10.32
$12.7876–$17.0500	1,578	3.1 years	$14.16	1,337	$13.92
$17.0501–$21.3125	4,187	4.3 years	$18.73	3,591	$18.71
$21.3126–$25.5750	59	1.6 years	$24.29	55	$24.24
$25.5751–$29.8375	100	0.1 years	$26.38	100	$26.38
$29.8376–$34.1000	2	0.2 years	$33.31	2	$33.31
$34.1001–$37.9400	38	2.1 years	$37.33	38	$37.33

	7,190	4.5 years	$16.44	5,524	$17.27

      The weighted average fair value per share of stock options granted for the years ended December 31, 2004, 2003 and 2002 was $6.84, $3.78 and $4.99, respectively. As of December 31, 2004, 2003 and 2002, 5.5 million, 10.8 million and 7.7 million stock options were exercisable at weighted average exercise prices of $17.27, $21.22 and $21.88, respectively.

      Performance Share Purchase Plan—The remaining 25,000 stock options outstanding under the Performance Share Purchase Plan (the “Performance Plan”) were exercised in May 2004 and the Performance Plan was terminated in November 2004. The following table summarizes Performance Plan transactions for the years ended December 31, 2004, 2003 and 2002 (shares in thousands):

		Options Outstanding
	Shares Reserved for Issuance	Shares	Prices	Weighted Average Price

Balance at January 1, 2002	1,958	286	$3.69–$5.03	$4.69
Options canceled		(213)	$5.03	$5.03
Options exercised	(48)	(48)	$3.69	$3.69

Balance at December 31, 2002	1,910	25	$3.69	$3.69
Options canceled		—	—	—
Options exercised		—	—	—

Balance at December 31, 2003	1,910	25	$3.69	$3.69
Options canceled		—	—	—
Options exercised		(25)	$3.69	$3.69
Plan termination	(1,910)	—	—	—

Balance at December 31, 2004	—	—	—	—

      Stock Compensation Plan for Non-Employee Directors—Effective April 30, 1998, the Company amended the Director Stock Ownership Plan. As of December 31, 2004, the Company has reserved 100,236 shares of Class A Common Stock for issuance in connection with the Sotheby's Holdings, Inc. Stock Compensation Plan for Non-Employee Directors (the “Amended Plan”). For the years ended December 31, 2004, 2003 and 2002, the number of shares issued to non-employee directors under the Amended Plan (including deferred stock units) was 19,250, 22,074 and 27,120, respectively.

Note N—Pension Arrangements

      Retirement Savings Plan—The Company has a defined contribution plan for U.S. employees who have completed three consecutive months of employment (the “Retirement Savings Plan”). Prior to December 31, 2004, the Company contributed a standard amount equal to 2% of each participant's eligible compensation to the Retirement Savings Plan. Additionally, participants could elect to contribute between 2% and 12% of their eligible compensation, up to the maximum amount allowable under Internal Revenue Service (“IRS”) regulations, on a pre-tax basis. Effective January 1, 2005, the Retirement Savings Plan was amended to replace the standard 2% contribution with a discretionary annual Company contribution that will vary depending on the Company's profitability. On February 7, 2005, the Compensation Committee of the Company's Board of Directors (the “Compensation Committee”) approved the performance criteria for determining the Company's contribution for the year ended December 31, 2005. Additionally, effective January 1, 2005, participants may elect to contribute between 2% and 20% of their eligible compensation, up to the maximum amount allowable under IRS regulations, on a pre-tax basis. Employee savings have been and will continue to be matched by a Company contribution of up to an additional 6% of the participant's eligible compensation. For the years ended December 31, 2004, 2003 and 2002, pension expense related to the Retirement Savings Plan, net of forfeitures, was as follows:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)

Continuing operations	$2,808	$2,130	$3,033
Discontinued operations (see Note C)	56	308	286

Total	$2,864	$2,438	$3,319

      Benefit Equalization Plan—The Company has an unfunded defined contribution Benefit Equalization Plan (the “BEP”), which is available to certain officers of the Company whose contributions to the Retirement Savings Plan are limited by IRS regulations. Such officers may enter into agreements pursuant to which their salaries will be reduced and the Company will maintain accounts on their behalf in the amount of the difference between the contribution election made in the participant's salary reduction agreement and the aggregate amount of contributions actually made by the participant under the Retirement Savings Plan. Employees may elect to contribute up to 12% of their eligible compensation and employee savings are matched by a Company contribution of up to 6% of the participant's eligible compensation. Contributions to the BEP earn interest at a rate equal to 3.3% above the 10-year U.S. Treasury Bond rate. The total unfunded liability of the BEP was $15.8 million and $17.9 million as of December 31, 2004 and 2003, respectively, and is included within Other Liabilities in the Consolidated Balance Sheets. For the years ended December 31, 2004, 2003 and 2002, pension expense related to the BEP was as follows:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)

Continuing operations	$630	$633	$318
Discontinued operations (see Note C)	—	63	69

Total	$630	$696	$387

      On December 15, 2004, the Compensation Committee approved the establishment of the Sotheby's, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”). The 2005 BEP, which superseded the BEP on January 1, 2005, was established solely to comply with provisions of the AJCA, which places new restrictions on deferred compensation arrangements, including limiting the ability of both companies and individuals to revise deferral elections or to accelerate distributions from a deferred compensation plan.

      With the exception of these changes, the 2005 BEP remains the same as the previously existing BEP, which was deemed frozen with no deferrals or employer contributions permitted after December 31, 2004.

      Defined Benefit Plan—The Company makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Plan”). The Company uses a September 30th measurement date for the U.K. Plan. Effective April 1, 2004, the U.K. Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

      The table below details the change in the benefit obligation, the change in the fair value of plan assets, the funded status and the net pension asset recognized related to the U.K. Plan as of December 31, 2004 and 2003:

Year ended December 31	2004	2003
	(Thousands of dollars)

Change in benefit obligation
Benefit obligation at beginning of year	$212,884	$168,370
Service cost	6,705	5,928
Interest cost	11,240	9,355
Contributions by plan participants	1,048	1,033
Actuarial loss	2,168	10,103
Benefits paid	(4,419)	(3,689)
Special termination benefits	49	790
Foreign currency exchange rate changes	18,262	20,994

Benefit obligation at end of year	247,937	212,884

Change in plan assets
Fair value of plan assets at beginning of year	166,688	130,038
Actual return on plan assets	17,430	19,510
Employer contributions	2,725	3,395
Contributions by plan participants	1,048	1,033
Benefits paid	(4,419)	(3,689)
Foreign currency exchange rate changes	14,488	16,401

Fair value of plan assets at end of year	197,960	166,688

Amount underfunded	(49,977)	(46,196)
Unrecognized prior service cost	697	905
Unrecognized net actuarial loss	77,488	71,402

Net pension asset recognized	$28,208	$26,111

      The accumulated benefit obligation for the U.K. Plan was $185.3 million and $160.3 million as of December 31, 2004 and 2003, respectively.

Components of Net Pension Cost (Benefit)

      For the years ended December 31, 2004, 2003 and 2002, the components of the net periodic pension cost (benefit) were:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)

Service cost	$6,705	$5,928	$5,041
Interest cost	11,240	9,355	7,995
Expected return on plan assets	(16,559)	(14,441)	(13,245)
Amortization of prior service cost	267	239	219
Amortization of actuarial loss (gain)	1,055	—	(155)
Amortization of transitional asset	—	(10)	(447)

Sub-total	2,708	1,071	(592)
Special termination benefits	49	790	—

Net periodic pension cost (benefit)	$2,757	$1,861	$(592)

      In 2003, as a result of the Company's restructuring plans (see Note T) and other headcount reductions, the Company recognized special termination benefits of $0.8 million related to the U.K. Plan. The special termination benefits were principally reflected in the Consolidated Income Statements as part of Net Restructuring Charges (see Note T).

Assumptions

      The following assumptions were used in determining the benefit obligation related to the U.K. Plan:

	2004	2003

Weighted average discount rate	5.40%	5.20%
Weighted average rate of compensation increase	4.75%	4.25%

      The following assumptions were used in determining the net pension cost (benefit) related to the U.K. Plan:

	2004	2003	2003

Weighted average discount rate	5.20%	5.50%	6.20%
Weighted average rate of compensation increase	4.25%	4.00%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

      The expected long-term rate of return on plan assets was based on dividend and interest yields currently available on equity and bond markets as of the measurement date and weighted according to the composition of invested assets as of that date.

Plan Assets

      As of September 30, 2004 and 2003, the weighted average asset allocations for the U.K. Plan, by category, were as follows:

September 30	2004	2003

Equity securities	74%	74%
Debt securities	19%	18%
Real estate	3%	4%
Other	4%	4%

      The investment policy for the U.K. Plan is established by its trustees (the “Trustees”) in consultation with the management of the Company. The primary investment objective is to maximize the return on the assets of the U.K. Plan while controlling the level of risk so as to ensure that sufficient assets are available to pay participants' benefits as and when they arise. The Trustees have agreed that a diversified portfolio of assets with a relatively high concentration of equity securities is appropriate. In order to avoid an undue concentration of risk, a diverse spread of assets is held. The diversification is both within and across asset categories. In setting specific asset allocation targets, the Trustees take expert advice as required from professional investment advisors. Additionally, the Trustees require that the majority of the assets be realizable at short notice. The Trustees' current investment strategy includes target allocation percentages of approximately 68% for equity securities and approximately 32% for debt securities and other assets. These target allocation percentages are spread across different categories within each asset class and permit actual allocation percentages to fall within a reasonable range of these targets.

Estimated Future Benefit Payments

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

2005	$5,350
2006	5,165
2007	5,991
2008	6,964
2009	8,353
2010 to 2014	57,345

Contributions

      The Company expects to contribute between $13 million to $18 million to the U.K. Plan in 2005. Of the amount expected to be contributed to the U.K. Plan in 2005, approximately $10 million to $15 million would be a discretionary contribution in addition to the $3 million contribution agreed by management and the Trustees.

Note O—Derivative Instruments

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

      The forward exchange contracts entered into by the Company are used as economic cash flow hedges of the Company's exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company's forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.”

      As of December 31, 2004 and 2003, the Consolidated Balance Sheets included $30,000 and $0.3 million, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company's outstanding forward exchange contracts on those dates.

Note P—Commitments and Contingencies

      Employment Agreements—During the second half of 2003 the Company entered into employment agreements with a number of employees, which expire in June 2006. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses which are payable only if specified Company and individual goals are attained. The aggregate commitment for future salaries for the entire three-year period, excluding incentive bonuses, is approximately $10.1 million, of which approximately $5.6 million had been paid through February 28, 2005.

      Lending Commitments—In certain situations, the Company's Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $9.7 million at December 31, 2004.

      Legal Actions—The Company becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. In the opinion of management, any such claims are not expected to have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

      Gain Contingency—During the third quarter of 2004, the Company signed an agreement for the sale of land and buildings at Billingshurst, West Sussex in the U.K. (the “Sussex Property”). The completion of the sale is conditional upon the receipt of planning permission for redevelopment of part of the site. If completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $5 to $6 million. The Company expects this contingency to be resolved some time in 2005.

      (See Notes G, L, Q and R for other commitments. See Notes Q and R for other contingencies.)

Note Q—Auction Guarantees

      From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through sharing arrangements with unaffiliated partners.

      In the first quarter of 2003, the Company adopted the recognition and measurement provisions of FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for guarantees issued or modified after December 31, 2002.

      As of December 31, 2004, the Company had outstanding auction guarantees totaling approximately $6.9 million, the property relating to which had a mid-estimate sales price (1) of $7.8 million. The property related to such auction guarantees is being offered at auctions during the first half of 2005. As of December 31, 2004, $1.7 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note E). As of December 31, 2004 and 2003, the carrying amount of the liability related to the Company's auction guarantees was approximately $0.1 million and $0.5 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

      As of March 2, 2005, the Company had outstanding auction guarantees totaling approximately $22.1 million, the property relating to which had a mid-estimate sales price (1) of $24.4 million. The Company's financial exposure under these auction guarantees is reduced by $2.3 million as a result of sharing arrangements with unaffiliated partners. The property related to such auction guarantees will be offered at auction in the first half of 2005. As of March 2, 2005, $3.1 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company will record its $2.0 million share within Notes Receivable and Consignor Advances.

(1)	The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Note R—Special Charges and Settlement Liabilities

      Special Charges—For the years ended December 31, 2004, 2003 and 2002, the Company recorded the following Special Charges related to the investigation by the Antitrust Division of the U.S. Department of Justice (the “DOJ”), other governmental investigations and the related civil antitrust litigation, as discussed below:

Year ended December 31,	2004	2003	2002
	(Thousands of dollars)

European Commission fine	$—	$—	$20,072
Settlement of International Antitrust Litigation	—	—	20,000
Settlement of U.S. Antitrust Litigation opt out claim	—	250	1,750
Legal and other professional fees	577	664	2,780
Settlement administration costs	653	2,066	(310)
Loss on redemption of Discount Certificates	698	132	—
Settlement with former Chief Executive Officer	—	—	(3,250)

Total	$1,928	$3,112	$41,042

      In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's International, PLC (“Christie's”). The Company has pled guilty to a violation of the U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. On February 2, 2001, the U.S. District Court for the Southern District of New York accepted the Company's plea and imposed on the Company a fine of $45 million payable without interest over a period of five years.

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

      A number of private civil complaints, styled as class action complaints, were also filed against the Company alleging violations of federal and state antitrust laws based upon alleged agreements between Christie's and the Company regarding commissions charged to purchasers and sellers of property in the U.S. and elsewhere, including actions alleging violations of federal antitrust laws in connection with auctions in the U.S. (the “U.S. Antitrust Litigation”). On September 24, 2000, the Company agreed to settle the U.S. Antitrust Litigation.

      On April 10, 2003, the Company and Christie's entered into a settlement agreement with one of the parties that opted out of the class action settlement in the U.S. Antitrust Litigation. In the fourth quarter of 2002, the Company recorded Special Charges of $1.75 million related to this claim. In the first quarter of 2003, the Company recorded an additional $0.25 million in Special Charges as a result of the completion of the settlement of this claim. The amount due by the Company under the settlement has been fully funded. Although there were other opt-outs from the settlement of the U.S. Antitrust Litigation, no other claims have been asserted to date.

      Three other purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and its wholly-owned subsidiary, Sotheby's, Inc., beginning in August 2000, alleging violations of the federal antitrust laws and international law, on behalf of purchasers and sellers in auctions conducted outside the U.S. Christie's was also named as a defendant in these actions. The complaints in these actions (the “International Antitrust Litigation”) contained allegations identical to the complaints in the U.S. Antitrust Litigation, but were considered separately from the U.S. Antitrust Litigation. On March 10, 2003, the Company and Christie's agreed to pay $20 million each to settle the International Antitrust Litigation. During the fourth quarter of 2002, the Company recorded $20 million in Special Charges as a result of the settlement related to the International Antitrust Litigation. On April 7, 2003, pursuant to the settlement agreement for the International Antitrust Litigation, the Company deposited $10 million into an escrow account for the benefit of the members of the class of plaintiffs. The remaining $10 million due under the settlement agreement was paid on June 23, 2003 following final court approval of the settlement.

      In 2002, the Company entered into a final settlement agreement with its former Chief Executive Officer with respect to the DOJ investigation and other related matters. As part of this settlement agreement, in addition to relinquishing all of her stock options in 2000, the Company's former Chief Executive Officer paid the Company $3.25 million. Of this amount, $2.05 million was paid by her relinquishment of vested benefits under the BEP and the remaining $1.2 million was paid in cash. As a result, the Company recorded in Special Charges a reduction of accrued compensation cost of $2.05 million and a recovery of $1.2 million in the first quarter of 2002.

      The Canadian Competition Bureau is continuing to conduct an investigation regarding the same anti-competitive practices relating to commissions charged by the Company and Christie's for auction services during the period 1993 to 2000. In the opinion of management, this investigation is not expected to have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

      Settlement Liabilities—As part of and in accordance with the U.S. Antitrust Litigation settlement agreement, the Company issued to the class of plaintiffs vendor's commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which equals the amount that was recorded as Special Charges in the third quarter of 2000. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie's in the U.S. or the U.K. and may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of December 31, 2004, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $57 million and the carrying value of such Discount Certificates was $49.9 million.

      As discussed above, in February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Special Charges of $34.1 million, which represents the present value of the fine payable. The $10.9 million discount on the amount due is being amortized to interest expense over the five-year period during which the fine is being paid. As of December 31, 2004, the carrying value of the fine payable to the DOJ was $25.7 million. As of March 1, 2005, the Company had funded $30 million of the fine and the remaining $15 million of the fine is due on February 6, 2006.

      As of December 31, 2004 and 2003, Settlement Liabilities consisted of the following:

December 31	2004	2003
	(Thousands of dollars)

Current:
Discount Certificates (net)	$3,700	$1,330
DOJ antitrust fine (net)	10,754	3,951

Sub-total	14,454	5,281

Long-term:
Discount Certificates (net)	46,186	49,845
DOJ antitrust fine (net)	14,899	25,653

Sub-total	61,085	75,498

Total	$75,539	$80,779

      The current portion of the liability for the Discount Certificates is based on management's estimate of redemptions expected during the twelve-month period after the current balance sheet date.

      Amounts charged to Settlement Liabilities during the year ended December 31, 2004 were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)

Settlement Liabilities as of January 1, 2004	$51,175	$29,604	$80,779
Cash payment to DOJ	—	(6,000)	(6,000)
Redemption of Discount Certificates	(4,823)	—	(4,823)
Amortization of discount	2,836	2,049	4,885
Loss on redemption of Discount Certificates	698	—	698

Settlement Liabilities as of December 31, 2004	$49,886	$25,653	$75,539

      Amounts charged to Settlement Liabilities during the year ended December 31, 2003 were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	European Commission Fine	International Antitrust Litigation	U.S. Antitrust Litigation Opt Out Claim	Total
	(Thousands of dollars)
Settlement Liabilities as of January 1, 2003	$50,000	$33,246	$21,350	$20,000	$1,750	$126,346
Settlement of claim	—	—	—	—	250	250
Cash payments	—	(6,000)	(21,983)	(20,000)	(2,000)	(49,983)
Redemption of Discount Certificates	(724)	—	—	—	—	(724)
Loss on redemption of Discount Certificates	132	—	—	—	—	132
Amortization of discount	1,767	2,358	—	—	—	4,125
Foreign currency exchange rate changes	—	—	633	—	—	633

Settlement Liabilities as of December 31, 2003	$51,175	$29,604	$—	$—	$—	$80,779

Note S—Retention Costs

      In 2001 and 2002, the Company implemented retention programs that provided cash awards payable to certain key employees upon fulfillment of full-time employment through certain dates. All amounts related to the retention programs were amortized over the corresponding contractual service periods. For the years ended December 31, 2004, 2003 and 2002, the Company recognized Retention Costs of $0.3 million, $8.5 million and $22.6 million, respectively.

      The final cash payment of $0.4 million due under the retention programs was made in January 2004 and, as a result, the retention programs have concluded.

Note T—Restructuring Plans

      For the years ended December 31, 2004, 2003 and 2002, the Consolidated Income Statements reflect the following amounts related to the restructuring plans described below:

Year ended December 31	2004	2003	2002
	(Thousands of dollars)

2000 Restructuring Plan	$—	$—	$(1,231)
2001 Restructuring Plan	—	53	(989)
2002 Restructuring Plan	146	4,986	4,181

Total	$146	$5,039	$1,961

      2000 Restructuring Plan—In the fourth quarter of 2000, management completed a strategic and operational review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in the Auction segment in December 2000 and the Company recorded restructuring charges of $12.6 million in the fourth quarter of 2000.

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

      For the year ended December 31, 2002, the Company recorded favorable adjustments totaling ($1.0) million to Net Restructuring Charges principally due to changes in management's original estimates of employee termination benefits and lease and contract termination costs related to the 2000 Restructuring Plan. Also during 2002, the Company recorded a favorable adjustment of ($0.2) million to Net Restructuring Charges as a result of higher than expected proceeds received from the final sale of assets related to certain activities that were exited in conjunction with the 2000 Restructuring Plan.

      The liability related to the 2000 Restructuring Plan was recorded within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets, and all remaining amounts due were paid out in the first quarter of 2003. Amounts charged to the liability for the 2000 Restructuring Plan were as follows:

2000 Restructuring Plan	Employee Termination Benefits	Lease and Contract Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)

Restructuring charges	$7,127	$1,117	$3,844	$546	$12,634
Asset write-offs	—	—	(3,844)	—	(3,844)

Liability at December 31, 2000	7,127	1,117	—	546	8,790
Cash payments	(5,423)	(334)	—	(246)	(6,003)
Adjustments to liability	(589)	(42)	—	(99)	(730)

Liability at December 31, 2001	1,115	741	—	201	2,057
Cash payments	(411)	(363)	—	(179)	(953)
Adjustments to liability	(624)	(371)	—	(22)	(1,017)

Liability at December 31, 2002	80	7	—	—	87
Cash payments	(80)	(7)	—	—	(87)

Liability at December 31, 2003	$—	$—	$—	$—	$—

      2001 Restructuring Plan—In the third quarter of 2001, management completed a further review of the Company's businesses. Based on the results of this review, the Board of Directors approved a restructuring plan in September 2001 for the Company's live auction business within the Auction segment, as well as for its Finance and Real Estate segments and certain corporate departments. Additionally, in the fourth quarter of 2001, as authorized by the Board of Directors, management approved a restructuring plan for the Company's former online auction business within the Auction segment. For the year ended December 31, 2001, the Company recorded Net Restructuring Charges of approximately $17.9 million related to the 2001 Restructuring Plan. In total, the 2001 Restructuring Plan included the termination of approximately 150 employees worldwide. A description of the actions comprising the 2001 Restructuring Plan and the resulting amounts recorded in Net Restructuring Charges is provided below.

      In the third quarter of 2001, the Company decided to cease auction sales in Chicago and initiated a program to sell the building where its Chicago salesroom was located (the “Chicago Building”). As of the commitment date for the 2001 Restructuring Plan, the aggregate carrying value of the Chicago Building and goodwill related to the Chicago auction business was approximately $6.3 million. In the third quarter of 2001, the Company recorded an impairment loss of approximately $3.4 million for assets to be disposed related to the Chicago auction business. In the third quarter of 2002, the Company completed the sale of the Chicago Building and recorded an unfavorable adjustment to Net Restructuring Charges of $0.2 million principally due to lower than expected proceeds from the sale of the Chicago Building partially offset by lower than estimated closing costs associated with the transaction.

      The restructuring plan for the Company's former online auction business resulted in the termination of its agreement with Amazon, Inc. (“Amazon”) pursuant to which the Company and Amazon had operated a combined auction website. As a result, the Company incurred a $5.3 million early termination fee, which was recorded within Net Restructuring Charges in the fourth quarter of 2001. In January 2002, in conjunction with the restructuring of its former online auction business, the Company entered into a strategic alliance with eBay, Inc. (“eBay”) whereby sothebys.com online auctions were incorporated into the eBay marketplace in June 2002. Under the strategic alliance, the Company managed property flow while eBay hosted and maintained the e-commerce portion of the website. Due to the change in its former online auction business resulting from the strategic alliance with eBay, the Company recorded a $2.9 million restructuring charge in the fourth quarter of 2001 related to impaired computer hardware and software. Additionally, the Company recorded restructuring charges of $0.2 million for employee termination benefits related to its former online auction business in both the fourth quarter of 2001 and first quarter of 2002.

      The 2001 Restructuring Plan also included headcount reductions made within the administrative and support functions of the Company's live auction business, as well as within its Finance and Real Estate segments and within certain corporate departments. As a result, for the year ended December 31, 2001, the Company recorded restructuring charges of $5.8 million for employee termination benefits related to these headcount reductions. Additionally, for the year ended December 31, 2001, the Company recorded restructuring charges of $0.6 million for other incremental costs related to the 2001 Restructuring Plan.

      For the years ended December 31, 2003 and 2002, the Company recorded unfavorable and (favorable) adjustments of $0.1 million and ($1.4) million, respectively, to Net Restructuring Charges primarily due to changes in management's original estimates of employee termination benefits resulting in part from unanticipated employee redeployment and, to a lesser extent, a contract termination fee that was not incurred as a result of a better than anticipated settlement of a vendor contract.

      The liability related to the 2001 Restructuring Plan was recorded within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets, and all remaining amounts due were paid out in the second quarter of 2003. Amounts charged to the liability for the 2001 Restructuring Plan were as follows:

2001 Restructuring Plan	Employee Termination Benefits	Contract Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)

Restructuring charges	$6,048	$5,385	$6,327	$449	$18,209
Asset write-offs	—	—	(5,890)	—	(5,890)
Cash payments	(1,229)	(5,235)	—	(160)	(6,624)
Adjustments to liability	(187)	(100)	—	—	(287)
Foreign currency exchange rate changes	(35)	—	—	(4)	(39)

Liability at December 31, 2001	4,597	50	437	285	5,369
Restructuring charges	210	—	—	—	210
Asset write-offs	—	—	(437)	—	(437)
Cash payments	(2,794)	—	—	(137)	(2,931)
Adjustments to liability	(1,252)	(50)	—	(89)	(1,391)
Foreign currency exchange rate changes	106	—	—	7	113

Liability at December 31, 2002	867	—	—	66	933
Cash payments	(952)	—	—	(35)	(987)
Adjustments to liability	84	—	—	(31)	53
Foreign currency exchange rate changes	1	—	—	—	1

Liability at December 31, 2003	$—	$—	$—	$—	$—

      2002 Restructuring Plan—In the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments. The 2002 Restructuring Plan improved profitability through further cost savings and other strategic actions, as described below.

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

      In February 2003, as part of the 2002 Restructuring Plan, the Company and eBay entered into an agreement pursuant to which separate online auctions on sothebys.com were discontinued on April 30, 2003. As a result, the Company recorded restructuring charges of approximately $2.0 million in the first quarter of 2003 consisting of approximately $1.0 million for employee termination benefits, $0.5 million for a minimum guaranteed fee owed to eBay for which the Company received no economic benefit and approximately $0.5 million for impairment losses related to certain technology assets. This phase of the 2002 Restructuring Plan resulted in the termination of approximately 30 employees in the Company's Auction segment.

      In 2003, as part of the 2002 Restructuring Plan, management committed to approximately 40 additional headcount reductions in Europe in the Auction segment. As a result, the Company recorded restructuring charges of $3.7 million and $0.5 million in the first and fourth quarters of 2003, respectively, for employee termination benefits. Additionally, in the first quarter of 2004, the Company recorded restructuring charges of $0.1 million for employee termination benefits, lease termination costs and other incremental costs related to this phase of the 2002 Restructuring Plan.

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

      During 2003, the Company recorded favorable adjustments of ($1.5) million to Net Restructuring Charges principally due to changes in management's original estimates of employee termination benefits related to the 2002 Restructuring Plan.

      The liability related to the 2002 Restructuring Plan was recorded within Accounts Payable and Accrued Liabilities in the Company's Consolidated Balance Sheets, and all remaining amounts due were paid out in the fourth quarter of 2004. Amounts charged to the restructuring liability through December 31, 2004 were as follows:

2002 Restructuring Plan	Employee Termination Benefits	Lease and Contract Termination Costs	Asset Provisions	Other Costs	Total
	(Thousands of dollars)
Restructuring charges	$4,007	$124	$—	$50	$4,181
Cash payments	(46)	—	—	—	(46)
Foreign currency exchange rate changes	8	—	—	—	8

Liability at December 31, 2002	3,969	124	—	50	4,143
Restructuring charges	5,219	500	495	319	6,533
Asset write-offs	—	—	(495)	—	(495)
Cash payments	(6,502)	(621)	—	(343)	(7,466)
Adjustments to liability	(1,471)	(3)	—	(25)	(1,499)
Foreign currency exchange rate changes	311	—	—	—	311

Liability at December 31, 2003	1,526	—	—	1	1,527
Restructuring charges	38	47	—	61	146
Cash payments	(1,538)	(47)	—	(62)	(1,647)
Foreign currency exchange rate changes	(26)	—	—	—	(26)

Liability at December 31, 2004	$—	$—	$—	$—	$—

Note U—Variable Interest Entity

      In December 2003, the FASB issued a revision to FIN No. 46, “Consolidation of Variable Interest Entities,” which was originally issued in January 2003. FIN No. 46, as revised, provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN No. 46, as revised, became effective for financial statements issued after December 15, 2003. FIN No. 46, as revised, is effective for all other entities created prior to February 1, 2003 beginning with financial statements for reporting periods ending after March 15, 2004. FIN No. 46, as revised, requires consolidation by the majority holder of expected losses, expected residual returns, or both of the activities of a variable interest entity (“VIE”).

      The Company has concluded that an entity with whom its Finance segment has outstanding loans of approximately $3.7 million and to whom the Company provides management consulting services meets the definition of a VIE under FIN No. 46, as revised. As primary beneficiary of the VIE, the Company was required to consolidate the entity as part of the Auction segment beginning on March 31, 2004.

      The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity's net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company's consolidated assets as of December 31, 2004 is inventory with a carrying value of approximately $3.4 million. Such inventory consists entirely of artwork and is the collateral for the $3.7 million in outstanding loans discussed above, which are eliminated in the consolidation. The Company has no equity investment in the entity.

      The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of September 30, 2004, the entity had total assets of $5.7 million, total liabilities of $5.3 million and capital of $0.4 million.

Note V—Related Party Transactions

      Prior to December 1995, the Company had two bank loan programs available to certain employees whereby a bank would directly lend money to certain officers and staff at favorable interest rates. The Company guaranteed all repayment obligations under these bank loan programs, and all loans were immediately repayable in the event an employee left the Company. Effective March 8, 2004, the entire $0.6 million of outstanding loans under these programs was sold and assigned to the Company. The amount of outstanding loans under this program was $0.6 million at December 31, 2004. The Company does not intend to grant any new loans to employees under this program in the future.

      (See Note E for additional related party disclosures.)

Note W—Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	(Thousands of dollars, except per share data)

Year ended December 31, 2004
Aggregate Auction Sales (1)	$233,197	$1,120,083	$194,308	$1,146,956
Income Statement Data:
Auction and related revenues	$58,853	$166,166	$42,606	$175,505
License fee revenues	45,000	—	—	745
Other revenues	1,573	2,599	1,656	2,017

Total revenues	$105,426	$168,765	$44,262	$178,267

Income (loss) from continuing operations	$13,488	$41,089	$(28,272)	$36,088

Net income (loss)	$36,720	$42,477	$(28,676)	$36,158

Basic and Diluted Earnings (Loss) Per Share:
Basic earnings (loss) from continuing operations	$0.22	$0.67	$(0.46)	$0.58

Basic earnings (loss) per share	$0.60	$0.69	$(0.46)	$0.58

Diluted earnings (loss) from continuing operations	$0.22	$0.66	$(0.46)	$0.57

Diluted earnings (loss) per share	$0.59	$0.68	$(0.46)	$0.57

Year ended December 31, 2003
Aggregate Auction Sales (1)	$200,921	$580,084	$116,791	$792,859
Income Statement Data:
Auction and related revenues	$38,151	$107,766	$28,838	$134,235
Other revenues	2,708	2,372	1,501	1,773

Total revenues	$40,859	$110,138	$30,339	$136,008

(Loss) income from continuing operations	$(27,431)	$13,371	$(29,537)	$17,559

Net (loss) income	$(27,620)	$14,196	$(27,435)	$20,203

Basic and Diluted (Loss) Earnings Per Share:
Basic (loss) earnings from continuing operations	$(0.45)	$0.22	$(0.48)	$0.29

Basic (loss) earnings per share	$(0.45)	$0.23	$(0.45)	$0.33

Diluted (loss) earnings from continuing operations	$(0.45)	$0.22	$(0.48)	$0.28

Diluted (loss) earnings per share	$(0.45)	$0.23	$(0.45)	$0.33

(1) Represents the hammer (sale) price of property sold at auction plus buyer's premium.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      As of December 31, 2004, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2004.

Management's Report on Internal Control over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and concluded that it is effective.

      The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting and management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and has expressed unqualified opinions in their report which is included herein.

Changes in Internal Control over Financial Reporting

      There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sotheby's Holdings, Inc.
New York, New York

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Sotheby's Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, New York
March 16, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Information required by this item is incorporated by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2005 (the “Proxy Statement”) under the captions “Election of Directors,” “Management—Executive Officers,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions “Management—Compensation of Executive Officers” and “Compensation of Directors.” Notwithstanding anything to the contrary herein, the Audit Committee Report, the Compensation Committee Report and the Performance Graph in the Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to the table and related footnotes appearing in the Proxy Statement under the caption “Class A and Class B Common Stock Ownership of Directors, Executive Officers and 5% Shareholders.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the captions “Certain Compensation Arrangements,” “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated by reference to the material appearing in the Proxy Statement under the caption “Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)		—	The following consolidated financial statements and the related notes thereto of Sotheby's Holdings, Inc. and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Income Statements—Years ended December 31, 2004, 2003 and 2002; Consolidated Balance Sheets—December 31, 2004 and 2003; Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002; Consolidated Statements of Changes in Shareholders' Equity—Years ended December 31, 2004, 2003 and 2002.
15(a)(2)		—	The following is the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.
15(a)(3)
3.1		—	Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc., as amended, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-26008, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
3.2		—	Amended and Restated By-Laws of Sotheby's Holdings, Inc., as amended, through November 8, 2004, incorporated by reference to Exhibit 3.1 to the Company's Third Quarter Form 10-Q for 2004.
4.1		—	See Exhibits 3.1 and 3.2.
4.2		—	Indenture, dated as of February 5, 1999, between Sotheby's Holdings, Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the Company's current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.
4.3		—	Fixed Rate Note, dated February 5, 1999, made by Sotheby's Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the Company's current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.
4.4		—	Instrument of resignation, appointment and acceptance, dated as of December 23, 2002, by and among Sotheby's Holdings, Inc., JPMorgan Chase Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10.1	*	—	Sotheby's, Inc. 2005 Benefit Equalization Plan, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on December 15, 2004.
10.2	*	—	Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994, incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.3	*	—	Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.4		—	Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company's current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

10.5		—	First Amendment to Agreement of Partnership, dated December 31, 2000, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.6		—	Second Amendment to Agreement of Partnership, dated December 15, 2001, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.7		—	Third Amendment to Agreement of Partnership, dated February 10, 2003, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10.8		—	Fourth Amendment to Agreement of Partnership, dated January 13, 2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.9		—	Fifth Amendment to Agreement of Partnership, dated December 8, 2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc.
10.10	*	—	1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on March 14, 2005, effective May 4, 2005.
10.11		—	Credit Agreement, dated as of March 4, 2004, among Sotheby's Holdings, Inc., Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, and Sotheby's Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory hereto, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2004.
10.12		—	Amendment No. 1 to Credit Agreement, dated as of March 22, 2004, among Sotheby's Holdings, Inc., Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, and Sotheby's Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory hereto, incorporated by reference to Exhibit 10.2 to the Company's First Quarter Form 10-Q for 2004.
10.13		—	Amendment No. 2 to Credit Agreement, dated as of August 3, 2004, among Sotheby's Holdings, Inc., Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, and Sotheby's Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory hereto, incorporated by reference to Exhibit 10.2 to the Company's Third Quarter Form 10-Q for 2004.
10.14		—	Amendment No. 3 to Credit Agreement, dated as of December 20, 2004, among Sotheby's Holdings, Inc., Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, and Sotheby's Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory hereto.
10.15		—	Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company's First Quarter Form 10-Q for 2003.
10.16		—	Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby's, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company's First Quarter Form 10-Q for 2003.

10.17	*	—	Employment Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht, incorporated by reference to Exhibit 99.1 to the Company's Third Quarter Form 10-Q for 2003.
10.18	*	—	Employment Agreement between Sotheby's Holdings, Inc. and William S. Sheridan, incorporated by reference to Exhibit 99.1 to the Company's Third Quarter Form 10-Q for 2003.
10.19	*	—	Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated April 29, 2003, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.20	*	—	First Amendment to Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated August 5, 2004, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2004.
10.21		—	Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby's Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on March 2, 2004.
10.22		—	Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby's Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed on March 2, 2004.
21		—	Subsidiaries of the Registrant
23		—	Consent of Deloitte & Touche LLP
24		—	Powers of Attorney
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(15)(b)		—	On October 1, 2004, the Company filed a current report on Form 8-K under Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”
On November 10, 2004, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”
On December 15, 2004, the Company filed a current report on Form 8-K under Item 1.01, “Material Contracts,” Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits.”
On December 17, 2004, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Principal Officers; Elections of Officers; Appointment of Principal Officers.”
(15)(c)		—	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.
(15)(d)		—	The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).

* A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K

SCHEDULE II

SOTHEBY'S HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Column A	Column B	Column C		Column D	Column E
Description (a)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables (b):
2004 Allowance for doubtful accounts and credit losses	$7,533	$5,530	$—	$5,132	$7,931
2003 Allowance for doubtful accounts and credit losses	$9,235	$2,484	$594	$4,780	$7,533
2002 Allowance for doubtful accounts and credit losses	$10,618	$1,690	$458	$3,531	$9,235
Deferred tax asset valuation allowance:
2004 Valuation allowance	$34,493	$3,167	$—	$3,898	$33,762
2003 Valuation allowance	$37,240	$—	$—	$2,747	$34,493
2002 Valuation allowance	$43,060	$9,515	$—	$15,335	$37,240

(a)	The schedule above relates only to the Company's continuing operations and excludes amounts related to the Company's discontinued real estate brokerage business (see Note C of
Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”).

(b)	Consists of Accounts Receivable and Notes Receivables and Consignor Advances.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY'S HOLDINGS, INC.

	By:	/s/ WILLIAM F. RUPRECHT

Date: March 16, 2005		William F. Ruprecht President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Michael I. Sovern	Chairman of the Board	March 16, 2005
* Duke of Devonshire	Deputy Chairman of the Board	March 16, 2005

/s/ WILLIAM F. RUPRECHT William F. Ruprecht	President, Chief Executive Officer and Director	March 16, 2005
* Robin G. Woodhead	Executive Vice President and Director	March 16, 2005
* Michael Blakenham	Director	March 16, 2005
* Steven B. Dodge	Director	March 16, 2005
* Jeffrey H. Miro	Director	March 16, 2005
* Allen Questrom	Director	March 16, 2005
* Sharon Percy Rockefeller	Director	March 16, 2005
* Donald H. Stewart	Director	March 16, 2005
* Robert S. Taubman	Director	March 16, 2005

/s/ WILLIAM S. SHERIDAN William S. Sheridan	Executive Vice President and Chief Financial Officer	March 16, 2005

/s/ MICHAEL L. GILLIS Michael L. Gillis	Senior Vice President, Controller and Chief Accounting Officer	March 16, 2005

/s/ WILLIAM S. SHERIDAN *William S. Sheridan As Attorney-in-Fact		March 16, 2005

EXHIBIT INDEX

Exhibit No.			Description
3.1		—	Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc., as amended, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-26008, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
3.2		—	Amended and Restated By-Laws of Sotheby's Holdings, Inc., as amended, through November 8, 2004, incorporated by reference to Exhibit 3.1 to the Company's Third Quarter Form 10-Q for 2004.
4.1		—	See Exhibits 3.1 and 3.2.
4.2		—	Indenture, dated as of February 5, 1999, between Sotheby's Holdings, Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the Company's current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.
4.3		—	Fixed Rate Note, dated February 5, 1999, made by Sotheby's Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the Company's current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.
4.4		—	Instrument of resignation, appointment and acceptance, dated as of December 23, 2002, by and among Sotheby's Holdings, Inc., JPMorgan Chase Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10	.1*	—	Sotheby's, Inc. 2005 Benefit Equalization Plan, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on December 15, 2004.
10	.2*	—	Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994, incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10	.3*	—	Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.4		—	Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company's current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
10.5		—	First Amendment to Agreement of Partnership, dated December 31, 2000, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.6		—	Second Amendment to Agreement of Partnership, dated December 15, 2001, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.7		—	Third Amendment to Agreement of Partnership, dated February 10, 2003, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10.8		—	Fourth Amendment to Agreement of Partnership, dated January 13, 2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.9		—	Fifth Amendment to Agreement of Partnership, dated December 8, 2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc.
10	.10*	—	1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated March 14, 2005, effective May 4, 2005.
10.11		—	Credit Agreement, dated as of March 4, 2004, among Sotheby's Holdings, Inc., Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, and Sotheby's Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory hereto, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2004.
10.12		—	Amendment No. 1 to Credit Agreement, dated as of March 22, 2004, among Sotheby's Holdings, Inc., Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, and Sotheby's Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory hereto, incorporated by reference to Exhibit 10.2 to the Company's First Quarter Form 10-Q for 2004.
10.13		—	Amendment No. 2 to Credit Agreement, dated as of August 3, 2004, among Sotheby's Holdings, Inc., Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, and Sotheby's Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory hereto, incorporated by reference to Exhibit 10.2 to the Company's Third Quarter Form 10-Q for 2004.
10.14		—	Amendment No. 3 to Credit Agreement, dated as of December 20, 2004, among Sotheby's Holdings, Inc., Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, and Sotheby's Financial Services Limited; and General Electric Capital Corporation and the other Lenders signatory hereto.
10.15		—	Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company's First Quarter Form 10-Q for 2003.
10.16		—	Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby's, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company's First Quarter Form 10-Q for 2003.
10	.17*	—	Employment Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht, incorporated by reference to Exhibit 99.1 to the Company's Third Quarter Form 10-Q for 2003.
10	.18*	—	Employment Agreement between Sotheby's Holdings, Inc. and William S. Sheridan, incorporated by reference to Exhibit 99.1 to the Company's Third Quarter Form 10-Q for 2003.
10	.19*	—	Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated April 29, 2003, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10	.20*	—	First Amendment to Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated August 5, 2004, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2004.
10.21		—	Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby's Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on March 2, 2004.

10.22	—	Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby's Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed on March 2, 2004.
21	—	Subsidiaries of the Registrant
23	—	Consent of Deloitte & Touche LLP
24	—	Powers of Attorney
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K

STATEMENT OF DIFFERENCES

The division sign shall be expressed as	[div]