Form 10-Q
period 2005-03-31
SOTHEBYS HOLDINGS INC
filed 2005-05-10
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No        .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    X    No        .

As of May 1, 2005, there were outstanding 46,287,942 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,884,718 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

Three months Ended March 31	2005	2004
Revenues:
Auction and related revenues	$72,175	$58,853
License fee revenues	176	45,000
Other revenues	1,676	1,573

Total revenues	74,027	105,426

Expenses:
Direct costs of services	10,229	7,120
Salaries and related costs	39,519	38,960
General and administrative expenses	27,184	25,657
Depreciation and amortization expense	5,646	5,895
Retention costs	--	285
Net restructuring charges	--	119

Total expenses	82,578	78,036

Operating (loss) income	(8,551)	27,390
Interest income	1,609	570
Interest expense	(8,142)	(8,410)
Other income	5	639

(Loss) income from continuing operations before taxes	(15,079)	20,189
Equity in earnings of investees, net of taxes	349	162
Income tax (benefit) expense	(4,987)	6,863

(Loss) income from continuing operations	(9,743)	13,488

Discontinued operations (Note 3):
Income from discontinued operations before taxes	44	36,712
Income tax expense	22	13,480

Income from discontinued operations	22	23,232

Net (loss) income	($ 9,721)	$36,720

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	($ 0.16)	$0.22
Earnings from discontinued operations	0.00	0.38

Basic (loss) earnings per share:	($ 0.16)	$0.60

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	($ 0.16)	$0.22
Earnings from discontinued operations	0.00	0.37

Diluted (loss) earnings per share:	($ 0.16)	$0.59

Weighted average shares outstanding:
Basic	62,594	61,589
Diluted	62,594	62,065

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	March 31, 2005 (UNAUDITED)	December 31, 2004	March 31, 2004 (UNAUDITED)
A S S E T S
Current Assets:
Cash and cash equivalents	$109,246	$146,922	$71,079
Restricted cash	7,207	11,964	495
Short-term investments	40,000	110,000	—
Accounts receivable, net of allowance for doubtful accounts
of $5,928, $6,172 and $5,388	141,759	410,904	120,495
Notes receivable and consignor advances, net of allowance for credit losses
of $1,847, $1,759 and $1,499	58,879	56,716	60,177
Inventory	34,447	34,126	17,550
Deferred income taxes	—	—	5,117
Prepaid expenses and other current assets	45,901	61,077	51,446
Assets held for sale (Note 3)	1,660	588	1,060

Total Current Assets	439,099	832,297	327,419

Non-Current Assets:
Notes receivable	24,054	35,575	13,798
Properties, net of accumulated depreciation and amortization
of $124,823, $122,283 and $90,295	233,124	238,523	244,050
Goodwill	13,639	13,753	13,528
Investments	26,533	28,343	28,235
Deferred income taxes	80,038	73,151	83,230
Other assets	3,546	3,704	3,298

Total Assets	$820,033	$1,225,346	$713,558

L I A B I L I T I E S A N D S H A R E H O L D E R' S E Q U I T Y
Current Liabilities:
Due to consignors	$135,499	$470,946	$89,045
Accounts payable and accrued liabilities	67,795	112,416	64,071
Deferred revenues	4,564	4,799	4,885
Accrued income taxes	4,086	10,153	4,224
Deferred income taxes	6,184	5,462	—
York Property capital lease obligation	424	123	116
Deferred gain on sale of York Property	1,129	1,129	1,129
Settlement liabilities	17,817	14,454	12,718
Liabilities held for sale (Note 3)	1,554	455	1,024

Total Current Liabilities	239,052	619,937	177,212

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $362, $383,and $441	99,638	99,617	99,559
Settlement liabilities	45,846	61,085	62,285
York Property capital lease obligation	171,715	172,046	172,139
Deferred gain on sale of York Property	19,092	19,374	20,220
Other liabilities	17,912	17,368	17,786

Total Liabilities	593,255	989,427	549,201

Commitments and contingencies (Note 10)
Shareholders' Equity:
Common Stock, $0.10 par value	6,413	6,374	6,280
Authorized shares—125,000,000 of Class A and 75,000,000 of Class B,
Issued and outstanding shares—46,273,447, 45,923,612 and 45,098,872 of Class A, and 17,884,717, 17,850,808 and 17,705,593 of Class B at March 31, 2005,
December 31, 2004 and March 31, 2004, respectively
Additional paid-in capital	235,957	230,124	218,281
(Accumulated deficit) retained earnings	(1,582)	8,139	(41,822)
Deferred compensation expense	(12,715)	(10,341)	(14,453)
Accumulated other comprehensive loss	(1,295)	1,623	(3,929)

Total Shareholders' Equity	226,778	235,919	164,357

                 Total Liabilities and Shareholders' Equity

$

820,033

$

1,225,346

$

713,558

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousand of dollars)

Three Months Ended March 31	2005	2004
Operating Activities:
Net (loss) income*	($ 9,721)	$36,720
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization expense	5,646	5,895
Gain on sale of discontinued operations (Note 3)	--	(33,061)
Equity in earnings of investees	(349)	(162)
Deferred income tax (benefit)	(5,106)	6,345
Tax benefit of stock option exercises	--	15
Restricted stock compensation expense	2,462	218
Asset provisions	1,298	328
Amortization of discount related to antitrust matters	1,060	1,247
Other	247	345
Changes in assets and liabilities:
Decrease in accounts receivable	270,296	116,072
Decrease in inventory	508	1,049
Decrease (increase) in prepaid expenses and other current assets	11,374	(4,582)
Decrease (increase) in other long-term assets	84	(252)
Funding of settlement liabilities	(13,059)	(7,222)
Decrease in due to consignors	(335,945)	(169,179)
Decrease in accrued income taxes and deferred income tax liabilities	(7,296)	(2,633)
Decrease in accounts payable and accrued liabilities and other liabilities	(44,940)	(23,171)
Adjustments related to discontinued operations (Note 3)	1,007	6,525

Net cash used by operating activities	(122,434)	(65,503)

Investing Activities:
Funding of notes receivable and consignor advances	(22,313)	(43,259)
Collections of notes receivable and consignor advances	29,954	74,843
Purchases of short-term investments	(115,475)	--
Proceeds from maturities of short-term investments	185,475	--
Capital expenditures	(2,483)	(3,245)
Proceeds from sale of discontinued operations (Note 3)	--	53,863
Distributions from equity investees	2,348	647
Decrease in restricted cash	5,055	7,129
Adjustments related to discontinued operations (Note 3)	(1,012)	625

Net cash provided by investing activities	81,549	90,603

Financing Activities:
Proceeds from credit facility borrowings	--	65,000
Repayments of credit facility borrowings	--	(85,000)
Decrease in York Property capital lease obligation	(30)	(27)
Proceeds from exercise of stock options	2,625	548

Net cash provided (used) by financing activities	2,595	(19,479)

Impact of consolidating variable interest entity	735	327
Effect of exchange rate changes on cash and cash equivalents	(153)	(110)
(Decrease) increase in cash and cash equivalents	(37,708)	5,838
Cash and cash equivalents at beginning of period	147,023	65,403

Cash and cash equivalents at end of period	$109,315	$71,241

Cash and cash equivalents at end of period:
Continuing operations	$109,246	$71,079
Discontinued Operations	69	162

	$109,315	$71,241

*Net income from discontinued operations (Note 3)	$22	$23,232

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The Consolidated Financial Statements included herein have been prepared by Sotheby’s Holdings, Inc. (together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

Prior to the first quarter of 2005, expenses related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil litigation were classified as Special Charges in the Consolidated Income Statements. Beginning in the first quarter of 2005, such expenses, consisting principally of settlement administration costs and legal fees, are classified within General and Administrative Expenses for all periods presented as they are no longer significant to the Company’s results. For the three months ended March 31, 2005 and 2004, the amounts previously presented as Special Charges were $0.2 million and $0.5 million, respectively.

Prior to the fourth quarter of 2004, the Company’s share of earnings from equity method investments was presented on a pre-tax basis within Auction and Related Revenues in the Consolidated Income Statements. Beginning in the fourth quarter of 2004, such amounts were presented net of taxes in the Consolidated Income Statements as a separate line below Income (Loss) from Continuing Operations Before Taxes. Prior year amounts in the Consolidated Income Statements and in Note 4 below have been adjusted to conform to the current period presentation.

In the third and fourth quarters of 2004, the components of the Company’s real estate brokerage business outside the United States (the “U.S.”) were classified as discontinued operations in the Consolidated Income Statements and the related assets and liabilities were classified as held for sale in the Consolidated Balance Sheets. Prior year amounts in the Consolidated Income Statements and Consolidated Balance Sheets have been adjusted to conform to the current period presentation. (See Note 3 for more detailed information related to Discontinued Operations.)

In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements included herein have been made.

2.	Seasonality of Business

The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, first and third quarter results of the Auction segment typically reflect lower Aggregate Auction Sales (as defined below) when compared to the second and fourth quarters and, accordingly, a net loss due to the fixed nature of many of the Company’s operating expenses. “Aggregate Auction Sales” represents the hammer price of property sold at auction by the Company plus buyer’s premium.

The table below demonstrates that approximately 80% of the Company’s Aggregate Auction Sales occur during the second and fourth quarters of the year.

	Percentage of Annual Aggregate Auction Sales
	2004	2003	2002
January - March	9%	12%	11%
April - June	41%	34%	38%
July - September	7%	7%	12%
October - December	43%	47%	39%

	100%	100%	100%

3.	Discontinued Operations

In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the U.S.. On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). The License Agreement is applicable worldwide except in Australia.

The total consideration paid by Cendant at closing for SIR’s company-owned real estate brokerage business and affiliate network, as well as the License Agreement was $100.7 million, consisting of $98.9 million in cash and the assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.9 million in transaction costs, were $94 million. In addition to the consideration received at closing, the License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks.

The consideration received at closing was allocated among each of the following components based on a valuation of their respective fair values: (i) SIR’s company-owned real estate brokerage business and affiliate network, (ii) the License Agreement and (iii) options to acquire certain international operations, which have since been exercised (the “International Options”). Based on this valuation, $55.1 million was allocated to SIR’s company-owned real estate brokerage business and affiliate network, $45 million was allocated to the License Agreement and $0.6 million was allocated to the International Options.

As a result of the sale of the real estate brokerage business and affiliate network to Cendant, the Company recognized a pre-tax gain of $33.1 million in the first quarter of 2004, which is recorded within income from discontinued operations before taxes in the Consolidated Income Statements. As a result of this gain, the Company utilized approximately $12.7 million of the net Deferred Tax Asset related to its net operating loss carryforwards in the first quarter of 2004.

The $45 million of proceeds allocated to the License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned during the term of the License Agreement, as well as license fee revenue earned in the future from other potential licensing opportunities. As a result of this one-time license fee, the Company utilized approximately $15 million of the net Deferred Tax Asset related to its net operating loss carryforwards during the first quarter of 2004. The Company incurred transaction costs of approximately $2.2 million related to the consummation of the License Agreement, of which $2 million were incurred in the first quarter of 2004, and were recorded within General and Administrative Expenses in the Consolidated Income Statements.

In the fourth quarter of 2004, the Company committed to a plan to sell its real estate brokerage business in Australia. This business is the only remaining component of the Company’s former Real Estate segment. Accordingly, the assets and liabilities of the Australia real estate brokerage business are classified as held for sale in the Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Income Statements. The Australia real estate brokerage business is not material to the Company’s results of operations, financial condition or liquidity.

The following is a summary of the operating results of the Company’s discontinued operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Revenues	$400	$10,869
Expenses:
Direct costs of services	31	709
Salaries and related costs	45	4,626
General and administrative expenses	281	1,856
Depreciation and amortization expense	—	13

Total expenses	357	7,204

Operating income	43	3,665
Gain on sale of discontinued operations	—	33,061
Other income (expense)	1	(14)

Income from discontinued operations before taxes	44	36,712
Income tax expense	22	13,480

Income from discontinued operations	$22	$23,232

According to the terms of the Stock Purchase Agreement related to the sale of SIR, the Company is due to receive amounts collected by Cendant for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the three months ended March 31, 2005 and 2004, revenues from discontinued operations included $0.3 million and $4.4 million respectively, of such amounts.

The following is a summary of the assets and liabilities related to the Company’s discontinued operations which were classified as held for sale as of March 31, 2005, December 31, 2004 and March 31, 2004:

	March 31, 2005	December 31, 2004	March 31, 2004
	(Thousands of dollars)
Assets:
Cash and cash equivalents	$69	$101	$162
Restricted cash	1,448	437	397
Accounts receivable, net	104	6	305
Properties, net	9	10	25
Other current assets	30	34	171

Assets held for sale	$1,660	$588	$1,060

Liabilities:
Accounts payable and accrued liabilities	$1,554	$455	$1,024

Liabilities held for sale	$1,554	$455	$1,024

4.	Segment Reporting

The Company’s continuing operations are organized under two business segments – Auction and Finance. The Company’s discontinued real estate brokerage business, which comprised its former Real Estate segment, is not included in this presentation. (See Note 3 for further information on discontinued operations.)

Prior to the fourth quarter of 2004, the Company’s share of earnings from equity method investments was presented on a pre-tax basis within Auction and Related Revenues in the Consolidated Income Statements. Beginning in the fourth quarter of 2004, such amounts were presented net of taxes in the Consolidated Income Statements as a separate line below Income (Loss) from Continuing Operations before Taxes. Prior year amounts in the presentation below have been adjusted to conform to current period presentation.

The table below presents revenues for the Company’s operating segments, as well as a reconciliation of segment revenues to total revenues from continuing operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)

Auction	$72,175	$58,853
Finance	1,208	1,216
All Other	468	357

Total segment revenues	73,851	60,426
Unallocated amounts:
License fee revenue (see Note 3)	176	45,000

Total revenues from continuing operations	$74,027	$105,426

The table below presents loss before taxes for the Company’s operating segments, as well as a reconciliation of segment loss before taxes to (loss) income from continuing operations before taxes for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)

Auction	($12,662)	($19,966)
Finance	(622)	(269)
All Other	(125)	(118)

Segment loss before taxes	(13,409)	(20,353)
Unallocated amounts:
Antitrust related expenses (see Note 1)	(249)	(512)
License fee revenues (see Note 3)	176	45,000
License Agreement transaction costs (see Note 3)*	—	(2,046)
Amortization of discount - DOJ antitrust fine	(364)	(532)
(see Note 12)
Amortization of discount - Discount Certificates	(696)	(715)
(see Note 12)
Equity in earnings of investees**	(537)	(249)
Retention costs	—	(285)
Net restructuring charges	—	(119)

(Loss) income from continuing operations before taxes	$(15,079)	$20,189

*	Represents transaction costs related to the consummation of the License Agreement, which are not allocated to the Company’s operating segments. This is consistent with how the related license fee revenue is presented for segment reporting purposes.

**	Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in loss before taxes for the Auction segment, but are presented net of taxes below (loss) income from continuing operations before taxes in the Consolidated Income Statements.

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2005, December 31, 2004 and March 31, 2004:

	March 31, 2005	December 31, 2004	March 31, 2004
	(Thousands of dollars)

Auction	$659,896	$1,064,091	$553,785
Finance	78,172	86,601	69,259
All Other	267	915	1,107

Total segment assets	738,335	1,151,607	624,151
Unallocated amounts:
Deferred tax assets	80,038	73,151	88,347
Assets held for sale (see Note 3)	1,660	588	1,060

Consolidated Assets	$820,033	$1,225,346	$713,558

5.	Notes Receivable and Consignor Advances

The Company’s Finance segment provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company’s general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. The Company will also lend at loan to value ratios higher than 50%. All of the Company’s loans are variable interest rate loans.

The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors. Term loans are generally made with full recourse against the borrower. In certain instances, however, term loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $5.7 million, $6.0 million and $5.3 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company’s share of any profit or loss is reflected in the results of the Auction segment. The total of all such unsecured loans was $5.0 million, $5.4 million and $4.4 million at March 31, 2005, December 31, 2004 and March 31, 2004,

respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At March 31, 2005, one note receivable comprised approximately 12% of the net Notes Receivable and Consignor Advances balance. The Company expects this loan to be repaid in January 2006.

The weighted average interest rates charged on Notes Receivable and Consignor Advances were 5.9% and 4.7% for the three months ended March 31, 2005 and 2004, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Allowance for credit losses at January 1	$1,759	$1,600
Change in loan loss provision	100	—
Write-offs	—	(103)
Foreign currency exchange rate changes	(12)	2

Allowance for credit losses at March 31	$1,847	$1,499

6.	Goodwill

Goodwill is entirely attributable to the Auction segment. For the three months ended March 31, 2005 and 2004, changes in the carrying value of Goodwill were as follows:

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Balance as of January 1	$13,753	$13,565
Foreign currency exchange rate changes	(114)	(37)

Balance as of March 31	$13,639	$13,528

7.	Credit Arrangements

Bank Credit Facilities — On March 4, 2004, the Company entered into a senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). The GE Capital Credit Agreement is available through March 4, 2007 and provides for borrowings of up to $200 million provided by an international syndicate of lenders. The Company’s obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the United Kingdom (the “U.K.”).

The GE Capital Credit Agreement contains financial covenants requiring the Company to not exceed $15 million in annual capital expenditures, to not make dividend payments and to have a quarterly fixed charge coverage ratio of not less than 1.0. The GE Capital Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants.

At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii)

LIBOR plus 2.5%. Pursuant to the GE Capital Credit Agreement, on a quarterly basis, the applicable interest rate charged for borrowings is adjusted up or down depending on the Company’s performance under the quarterly fixed charge coverage ratio tests.

For the three months ended March 31, 2005 and 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement. For the three months ended March 31, 2004, the weighted average interest rate charged on outstanding short-term borrowings under the Company’s previous senior secured credit facility, which were fully repaid on March 4, 2004, was approximately 6.2%.

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

Interest Expense—For the three months ended March 31, 2005 and 2004, interest expense related to the Company’s continuing operations was $8.1 million and $8.4 million, respectively, and consisted of the following:

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Credit Facility Borrowings:
Interest expense on outstanding borrowings	$—	$298
Amortization of amendment and arrangement fees	250	240
Commitment fees	250	101

Sub-total	500	639

Interest expense on York Property capital lease obligation	4,476	4,479
Interest expense on long-term debt	1,739	1,738
Amortization of discount - DOJ antitrust fine (see Note 12)	364	532
Amortization of discount - Discount Certificates (see Note 12)	696	715
Other interest expense	367	307

Total	$8,142	$8,410

Other interest expense principally relates to interest accrued on the obligations under the Sotheby’s, Inc. Benefits Equalization Plan and its successor, the Sotheby’s, Inc. 2005 Benefit Equalization Plan, which are unfunded defined contribution plans available to certain U.S. officers of the Company whose contributions to the Sotheby’s, Inc. Retirement Savings Plan are limited by Internal Revenue Service regulations.

8.	Defined Benefit Pension Plan

The Company makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Plan”). Effective April 1, 2004, the U.K. Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

For the three months ended March 31, 2005 and 2004, the components of net periodic pension cost were:

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Service cost	$1,629	$1,672
Interest cost	3,252	2,802
Expected return on plan assets	(4,158)	(4,128)
Amortization of prior service cost	69	67
Amortization of actuarial loss	541	263

Sub-total	1,333	676
Special termination benefits	—	13	*

Net periodic pension cost	$1,333	$689

*	Special termination benefits are reflected in the Consolidated Income Statements within Net Restructuring Charges.

The Company expects to contribute approximately $18 million to the U.K. Plan in 2005, including a $15 million discretionary contribution expected to be made in the second quarter of 2005.

9.	Derivative Instruments

The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally managed by the Company’s global treasury function. The Company’s objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

As of March 31, 2005 and 2004, the Consolidated Balance Sheets included liabilities of $0.5 million and $0.7 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates. As of December 31, 2004, the Consolidated Balance Sheets included assets of approximately $30,000 recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

10.	Commitments and Contingencies

Employment Agreements—During the second half of 2003 the Company entered into employment agreements with a number of employees, which expire in June 2006. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses which are payable only if specified Company and individual goals are attained. The aggregate commitment for future salaries related to these employment agreements for the entire three-year period, excluding incentive bonuses, is approximately $10.4 million, of which approximately $6.2 million had been paid through May 1, 2005.

Lending Commitments—In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $8.9 million at March 31, 2005.

Legal Actions—The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie’s International, PLC (“Christie’s”) for auction services during the period 1993 to 2000.

The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

Gain Contingency—During the third quarter of 2004, the Company signed an agreement for the sale of land and buildings at Billingshurst, West Sussex in the U.K. (the “Sussex Property”). The completion of the sale is conditional upon the receipt of planning permission for redevelopment of part of the site. If completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $5 to $6 million. The Company expects this contingency to be resolved some time in 2005 or 2006.

(See Note 11 for other commitments and contingencies.)

11.	Auction Guarantees

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through sharing arrangements with unaffiliated third parties.

As of March 31, 2005, the Company had outstanding auction guarantees totaling $54.5 million, the property relating to which had a mid-estimate sales price (1) of $64.1 million. The Company’s financial exposure under these auction guarantees is reduced by $6.3 million as a result of sharing arrangements with unaffiliated third parties. The property related to such auction guarantees is being offered at auctions throughout 2005. As of March 31, 2005, $14.1 million of the guaranteed amount had been advanced by the Company and its partners, of which $13 million is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note 5). As of March 31, 2005, December 31, 2004 and March 31, 2004, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.5 million, $0.1 million and $0.7 million, respectively, and was reflected in the

Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

As of May 6, 2005, the Company had outstanding auction guarantees totaling $112.3 million, the property relating to which had a mid-estimate sales price (1) of $125.3 million. The Company’s financial exposure under these auction guarantees is reduced by $11.3 million as a result of sharing arrangements with unaffiliated third parties. The property related to such auction guarantees will be offered at auctions throughout 2005. As of May 6, 2005, $8.4 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company will record its $7.2 million share within Notes Receivable and Consignor Advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

12.	Settlement Liabilities

In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Settlement Liabilities of $34.1 representing the present value of the fine payable. The $10.9 million discount on the amount due is being amortized to interest expense over the five-year period during which the fine is being paid. As of March 31, 2005, the carrying value of the fine payable to the DOJ was $14 million. The final payment of $15 million owed under the fine is due on February 6, 2006.

Additionally, in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of March 31, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $55.9 million and the carrying value of such Discount Certificates was $49.6 million.

As of March 31, 2005, December 31, 2004 and March 31, 2004, Settlement Liabilities consisted of the following:

	March 31, 2005		December 31, 2004	March 31, 2004
	(Thousands of dollars)
Current:
Discount Certificates (net)	$3,800	*	$3,700	$2,600
DOJ antitrust fine (net)	14,017		10,754	10,118

Sub-total	17,817		14,454	12,718

Long-term:
Discount Certificates (net)	45,846		46,186	48,267
DOJ antitrust fine (net)	—		14,899	14,018

Sub-total	45,846		61,085	62,285

Total	$63,663		$75,539	$75,003

*	The current portion of the liability for the Discount Certificates is based on management’s estimate of redemptions expected during the twelve-month period after the current balance sheet date.

During the three months ended March 31, 2005, amounts charged to and cash payments made against Settlement Liabilities were:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)
Settlement Liabilities as of January 1, 2005	$49,886	$25,653	$75,539
Cash payment to DOJ	—	(12,000)	(12,000)
Redemption of Discount Certificates	(1,059)	—	(1,059)
Amortization of discount	696	364	1,060
Loss on redemption of Discount Certificates	123	—	123

Settlement Liabilities as of March 31, 2005	$49,646	$14,017	$63,663

13.	Comprehensive (Loss) Income

The Company’s comprehensive (loss) income includes the net (loss) income for the period, as well as other comprehensive loss, which consists of the change in the foreign currency translation adjustment account during the period. For the three months ended March 31, 2005 and 2004, comprehensive (loss) income is as follows:

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Net (loss) income	($ 9,721)	$36,720
Other comprehensive loss	(2,918)	(644)

Comprehensive (loss) income	($12,639)	$36,076

14.	Stock-Based Compensation

Stock Option Plans—As currently permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to measure stock-based compensation related to its employee stock option plans using the intrinsic value approach under Accounting Principles Board Opinion No. 25,

“Accounting for Stock Issued to Employees.” When the intrinsic value approach is used, SFAS No. 123 requires supplemental disclosure to show the effects of using this approach on net income (loss) and earnings (loss) per share.

Compensation expense related to restricted stock shares issued pursuant to the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”) is determined based on the fair value of the shares issued on the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its employee stock compensation plans:

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars, except per share data)
Net (loss) income, as reported	($ 9,721)	$36,720
Add: Stock-based employee compensation
expense included in reported net (loss) income,
net of tax effects	1,648	144
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of related
tax effects	(2,019)	(1,148)

Pro forma net (loss) income	($10,092)	$35,716

(Loss) earnings per share:
Basic (loss) earnings per share, as reported	($0.16)	$0.60

Basic (loss) earnings per share, pro forma	($0.16)	$0.58

Diluted (loss) earnings per share, as reported	($0.16)	$0.59

Diluted (loss) earnings per share, pro-forma	($0.16)	$0.58

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense equal to the fair value of stock options or other share-based payments. Under SFAS No. 123(R), the Company would have been required to implement the standard as of July 1, 2005. In April 2005, the SEC announced the adoption of a new rule that amended the compliance date for SFAS No. 123(R). The SEC’s new rule will allow the Company to implement SFAS No. 123(R) as of January 1, 2006. The Company will adopt SFAS No. 123(R) using the modified prospective method, which will result in the amortization of stock compensation expense related to unvested stock options outstanding on the date of adoption, as well as any stock options granted subsequent to that date. The Company expects the adoption of SFAS No. 123(R) to result in the recording of compensation expense in the range of $0.5 million to $1.0 million in 2006 related to unvested stock options outstanding on the date of adoption.

Restricted Stock Plan—In February 2003, the Compensation Committee of the Board of Directors approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the Sotheby’s Holdings, Inc. 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004. As a result of the Exchange Offer, approximately 5.6 million stock options were cancelled and 1.1 million shares of restricted stock were issued. The restricted stock shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company’s Class A Common Stock on that date and resulted in the recording of Deferred Compensation Expense and Additional Paid-in Capital of approximately $14 million. The amount recorded as Deferred Compensation Expense is being amortized to Salaries and Related Costs over the vesting period described above. For the three months ended March 31, 2005, the Company recognized stock compensation expense of $1.7 million related to the Exchange Offer. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance on March 31, 2004.

In February 2005, the Compensation Committee approved the issuance of 276,000 shares of restricted stock with a fair value of $4.9 million. These restricted stock shares vest ratably after each of the first, second, third and fourth years following the date of grant.

15.	Variable Interest Entity

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued a revision to FIN No. 46, “Consolidation of Variable Interest Entities,”which was originally issued in January 2003. FIN No. 46, as revised, provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN No. 46, as revised, became effective for financial statements issued after December 15, 2003. FIN No. 46, as revised, was effective for all other entities created prior to February 1, 2003 beginning with financial statements for reporting periods ending after March 15, 2004. FIN No. 46, as revised, requires consolidation by the majority holder of expected losses, expected residual returns, or both of the activities of a variable interest entity (“VIE”).

The Company has concluded that an entity with whom its Finance segment has outstanding loans of approximately $3.7 million and to whom the Company provides management consulting services meets the definition of a VIE under FIN No. 46, as revised. As primary beneficiary of the VIE, the Company was required to consolidate the entity as part of the Auction segment beginning on March 31, 2004.

The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of March 31, 2005 is inventory with a carrying value of approximately $3.7 million. Such inventory consists entirely of artwork and is the collateral for the $3.7 million in outstanding loans discussed above, which are eliminated in the consolidation. The Company has no equity investment in the entity.

The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of December 31, 2004, the entity had total assets of $5.0 million, total liabilities of $4.6 million and capital of $0.4 million.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Seasonality

        The worldwide art auction market has two principal selling seasons, spring and fall. Consequently, first and third quarter results of the Auction segment typically reflect lower Aggregate Auction Sales (as defined in the chart below under “Key Performance Indicators”) when compared to the second and fourth quarters and, accordingly, a net loss due to the fixed nature of many of the Company’s operating expenses. (See Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Use of Non-GAAP Financial Measures

        GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are financial measures presented in accordance with GAAP and also on a non-GAAP basis. When material, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are provided on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates since the prior year. Management believes that excluding the impact of material changes in foreign currency exchange rates when comparing current year results to the prior year provides a more meaningful discussion and analysis of material fluctuations in the Company’s operating results. Management also utilizes this non-GAAP financial measure in analyzing its operating results.A reconciliation of each of the non-GAAP financial measures used in this Form 10-Q to their most directly comparable GAAP financial measures is provided in the appropriate sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Overview

        The Company’s first quarter results for 2005 reflect the continuing strength of the international art market as auction commission revenues increased by 56%, or $21.5 million, when compared to the same period in the prior year and private sale commission revenues remained at historically high levels, totaling $5.1 million for the current period. However, because first quarter results for 2004 included a one-time license fee of $45 million earned in conjunction with the sale of the Company’s domestic real estate brokerage business (see “Discontinued Operations” below), as well as private sale commission revenues related to the landmark private sale of the Forbes Collection of Faberge, first quarter results for 2005 are substantially lower than those reported for the same period in the prior year. The Company’s pre-tax results from continuing operations for the three months ended March 31, 2005 and 2004 are summarized below (in thousands of dollars):

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Revenues:
Auction and related revenues	$ 72,175	$ 58,853	$ 13,322	22.6%
License fee revenue	176	45,000	(44,824)	-99.6%
Other revenues	1,676	1,573	103	6.5%

Total revenues	74,027	105,426	(31,399)	-29.8%
Expenses	82,578	78,036	4,542	5.8%

Operating (loss) income	(8,551)	27,390	(35,941)	*
Net interest expense and other	(6,528)	(7,201)	673	9%

(Loss) income from continuing operations before taxes	($ 15,079)	$ 20,189	($ 35,268)	*

* Represents a change in excess of 100%.

        Management currently anticipates a continuation of the strong international art market and is encouraged by its 2005 auction sales results to-date, as well as by the level of consignments for the remainder of the spring auction season. However, despite this optimism about the art market, it is unlikely that Auction segment results for the second quarter of 2005 will reach the level achieved during the same period in the prior year as there will not be a sale equivalent to the May 2004 single-owner sale of property of the Greentree Foundation, which totaled approximately $213.1 million in Aggregate Auction Sales and included the record breaking sale of Pablo Picasso’s “Garcon a la Pipe” for $104.2 million. (See statement on Forward Looking Statements.)

        Please refer to the discussion below for a more detailed discussion of the significant factors impacting the Company’s results from continuing operations for the three months ended March 31, 2005.

Discontinued Operations

        In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the U.S.. On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”) and, as a result, recognized a gain of $33.1 million in the first quarter of 2004. In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby’s International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “License Agreement”). The License Agreement is applicable worldwide except in Australia. Additionally, in the fourth quarter of 2004, the Company committed to a plan to sell its real estate brokerage business in Australia. This business is the only remaining component of the Company’s former Real Estate segment. Accordingly, the assets and liabilities of the Australia real estate brokerage business are classified as held for sale in the Consolidated Balance Sheets, and its operating results are reported as discontinued operations in the Consolidated Income Statements. The Australia real estate brokerage business is not material to the Company’s results of operations, financial condition or liquidity. For additional information related to these transactions, refer to Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”.

Revenues

        For the three months ended March 31, 2005 and 2004, revenues from continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$ 60,108	$ 38,585	$ 21,523	55.8%
Auction expense recoveries	2,867	1,603	1,264	78.9%
Private sale commissions	5,133	13,262	(8,129)	-61.3%
Principal activities	406	1,986	(1,580)	-79.6%
Catalogue subscription revenues	2,338	2,143	195	9.1%
Other	1,323	1,274	49	3.8%

Total auction and related revenues	72,175	58,853	13,322	22.6%

License fee revenues	176	45,000	(44,824)	-99.6%
Other revenues:
Finance segment revenues	1,207	1,216	(9)	-0.7%
Other	469	357	112	31.4%

Total other revenues	1,676	1,573	103	6.5%

Total revenues	$ 74,027	$105,426	($ 31,399)	-29.8%

Key performance indicators:
Aggregate Auction Sales (a)	$355,980	$233,197	$ 122,783	52.7%
Net Auction Sales (b)	$305,052	$200,806	$ 104,246	51.9%
Auction commission margin (c)	19.7%	19.2%	N/A	2.5%
Average loan portfolio	$ 76,322	$ 95,045	($ 18,723)	-19.7%

Legend:

(a)     Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)     Represents the hammer (sale) price of property sold at auction.

(c)     Represents total auction commission revenues as a percentage of Net Auction Sales.

Auction and Related Revenues

        For the three months ended March 31, 2005, auction and related revenues increased $13.3 million, or 23%, to $72.2 million, when compared to the same period in the prior year. This increase was principally due to higher auction commission revenues, and, to a lesser extent, a higher level of expense recoveries; partially offset by lower private sale commissions and principal activities. Each of the significant factors impacting the overall change in auction and related revenues for the period is explained in more detail below.

        Auction Commission Revenues—For the three months ended March 31, 2005, auction commission revenues increased $21.5 million, or 56%, to $60.1 million, when compared to the same period in the prior year. The higher level of auction commission revenues during the first quarter of 2005 was principally attributable to a significant increase in property sold at auction and, to a lesser extent; a slight increase in auction commission margin. See “Aggregate Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

        Aggregate Auction Sales—For the three months ended March 31, 2005, Aggregate Auction Sales increased $122.8 million, or 53%, to $356 million, when compared to the same period in the prior year. The higher level of Aggregate Auction Sales during the first quarter of 2005 was primarily due to a $43.0 million, or 37%, improvement in results from the winter Impressionist and Contemporary sales in London and a $40.2 million increase in Aggregate Auction Sales attributable to single-owner collections, including sales of property from the Goddard Family Collection, the Collection of Baron de Rede, the Estate of Lillian Rojtman Berkman and the Kennedy Family Homes, for which there were no comparable events in the prior period. Also favorably impacting the comparison to the prior year are several less significant increases in Aggregate Auction Sales related to recurring first quarter sales such as those for Chinese Works of Art ($6.3 million) and Old Master Paintings ($4.9 million).

        Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins.

        Effective January 1, 2005, the Company increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium is now 20% of the hammer (sale) price on the first $200,000 and 12% of any remaining amount over $200,000. In foreign salesrooms, these U.S. dollar thresholds were translated into an appropriate fixed local currency amount upon the effective date. Previously, the buyer’s premium charged on auction sales was generally 20% of the hammer (sale) price on the first $100,000 and 12% of any remaining amount over $100,000.

        For the three months ended March 31, 2005, there was a slight improvement in auction commission margin when compared to the same period in the prior year principally due to the increase in the buyer’s premium rate structure discussed above.

        Private Sale Commissions—For the three months ended March 31, 2005, private sale commissions decreased $8.1 million to $5.1 million when compared to the same period in the prior year. The lower level of private sale activity for the period reflects the traditionally variable nature of such sales as 2004 first quarter results include the landmark private sale of the Forbes Collection of Faberge, for which there was no comparable sale in the current year.

        Principal Activities—Principal activities consist mainly of gains or losses on sales of inventory, income or loss related to auction guarantees and gains or losses related to the sales of loan collateral, as well as any decreases in the carrying value of the Company’s inventory. The level of principal activities in a period is largely attributable to the level of auction guarantees issued by the Company, as well as the economic environment, the supply of quality property available for investment and resale and the demand by buyers for such property.

        For the three months ended March 31, 2005, principal activities decreased $1.6 million, or 80%, to $0.4 million when compared to the same period in the prior year. This decrease was primarily due to a $2.2 million gain recognized in January 2004 on the sale of property purchased with an art dealer through an unsecured loan from the Company, for which there was no comparable event in the current year. Generally, property purchased pursuant to such partnerships is sold directly by the dealer, by the Company or at auction, with any net profit or loss shared by the Company and the dealer. Also unfavorably impacting the comparison to the prior year are inventory losses of $0.8 million recorded in the first quarter of 2005 as a result of a decrease in the value of certain properties; partially offset by an improvement in results from the sales of inventory during the period. Also partially offsetting the overall decrease in principal activities was favorable auction guarantee experience during the period.

License Fee Revenues

        For the three months ended March 31, 2005, license fee revenues decreased $44.8 million to $0.2 million when compared to the same period in the prior year as first quarter results for 2004 included a $45 million one-time license fee earned in conjunction with the Company’s sale of its domestic real estate brokerage business, for which there was no comparable event in the first quarter of 2005. (See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Finance Segment Revenues

        For the three months ended March 31, 2005, Finance Segment revenues were essentially unchanged when compared to the same period in the prior year with the impact of a lower average portfolio balance being almost entirely offset by higher interest rates and increased facility fees.

Expenses

        For the three months ended March 31, 2005 and 2004, expenses related to the Company’s continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Direct costs of services	$10,229	$ 7,120	$ 3,109	43.7%
Salaries and related costs	39,519	38,960	559	1.4%
General and administrative expenses	27,184	25,657	1,527	6.0%
Depreciation and amortization expense	5,646	5,895	(249)	-4.2%
Retention costs	—	285	(285)	-100.0%
Net restructuring charges	—	119	(119)	-100.0%

Total expenses	$82,578	$78,036	$ 4,542	5.8%

Direct Costs of Services

        Direct costs of services consist largely of catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company’s auction sales. For example, direct costs attributable to the sale of single-owner collections are typically higher than those associated with various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions.

        For the three months ended March 31, 2005, direct costs increased $3.1 million, or 44%, to $10.2 million, when compared to the same period in the prior year. The increased level of direct costs is consistent with the higher level of sales activity, and in particular, single-owner sales, during the first quarter of 2005. Most prominently, direct costs for the three months ended March 31, 2005 reflect an increase in catalogue production expenses of $1.9 million principally attributable to the single-owner sales of property from the Kennedy Family Homes and the Collection of Baron de Rede, for which there were no comparable events in the prior year.

Salaries and Related Costs

        For the three months ended March 31, 2005 and 2004, salaries and related costs consisted of the following (in thousands of dollars):

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Full-time salaries	$25,621	$24,893	$ 728	2.9%
Employee benefits	5,066	4,592	474	10.3%
Payroll taxes	3,152	2,941	211	7.2%
Option Exchange	1,663	2,144	(481)	-22.4%
Incentive bonus costs	736	1,426	(690)	-48.4%
Stock compensation expense	754	218	536	*
Other	2,527	2,746	(219)	-8.0%

Total salaries and related costs	$39,519	$38,960	$ 559	1.4%

* Represents a change in excess of 100%.

        For the three months ended March 31, 2005, salaries and related costs increased $0.6 million, or 1%, to $39.5 million, when compared to the same period in the prior year. For the three months ended March 31, 2005, the unfavorable impact of foreign currency translations on salaries and related costs was $0.7 million. Excluding the unfavorable impact of foreign currency translations, salaries and related costs for the first quarter of 2005 were essentially unchanged when compared to the same period in the prior year, as lower incentive bonus costs and costs related to the Option Exchange program were almost entirely offset by a higher level of employee benefit and stock compensation expenses, as well as the impact of limited full-time salary increases taking effect during the period. See discussion below for a more detailed explanation of each of these factors.

        Incentive Bonus Costs—For the three months ended March 31, 2005, incentive bonus costs decreased approximately $0.7 million principally due to a reduction in performance-based compensation awarded in connection with the lower level of private sale commissions earned in the period. Private sale commissions for the first quarter of 2004 included the sale of the Forbes Collection of Faberge, for which there was no comparable event in 2005.

        Option Exchange Program—In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004.

        Compensation expense related to the Exchange Offer decreased $0.5 million, or 22%, for the three months ended March 31, 2005 when compared to the same period in the prior year. In the first quarter of 2004, the Company recognized compensation expense of $2.2 million representing the full cash payment made to employees upon acceptance of the Exchange Offer on March 31, 2004. For the three months ended March 31, 2005, the Company recognized $1.7 million for the amortization of stock compensation expense related to the issuance of approximately 1.1 million shares issued to employees as a result of the Exchange Offer, the expense relating to which is being amortized over the corresponding four-year vesting period. The amortization of stock compensation expense related to the Exchange Offer is expected to be approximately $4.6 million, $2.5 million and $1.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        Stock Compensation Expense—For the three months ended March 31, 2005 and 2004, stock compensation expense related to restricted stock shares granted pursuant to the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (excluding shares issued in conjunction with the Exchange Offer discussed above) was $0.8 million and $0.2 million, respectively. The increase of $0.6 million when compared to the prior year is primarily due to incremental stock compensation expense associated with restricted stock grants issued subsequent to the first quarter of 2004, including the grant of 276,000 shares of restricted stock shares issued on February 7, 2005. The amortization of stock compensation expense related to restricted stock shares granted pursuant to the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (excluding shares issued in conjunction with the Exchange Offer discussed above) is expected to be approximately $3.4 million for the year ended December 31, 2005.

        Employee Benefit Costs—For the three months ended March 31, 2005, employee benefit costs increased $0.5 million when compared to the same period in the prior year. The higher level of employee benefit costs was primarily due to a $0.7 million increase in costs related to the Company’s U.K. defined benefit pension plan (see Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1 “Financial Statements”) and, to a lesser extent, increased health and welfare costs, primarily in non-U.S. locations. These increases were partially offset by $0.6 million in severance costs incurred in the first quarter of 2004 related to headcount reductions in Continental Europe, for which there was no comparable event in the current period.

        Full-time Salaries—For the three months ended March 31, 2005, full-time salaries increased $0.7 million, or 3%, to $25.6 million, when compared to the same period in the prior year. For the three months ended March 31, 2005, the unfavorable impact of foreign currency translations was $0.5 million. Excluding the impact of unfavorable foreign currency translations, full-time salaries increased $0.2 million, or 1%, to $25.1 million principally due to limited salary increases, partially offset by savings achieved as a result of certain headcount reductions.

General and Administrative Expenses

        For the three months ended March 31, 2005, general and administrative expenses increased $1.5 million, or 6%, to $27.2 million, when compared to the same period in the prior year. For the three months ended March 31, 2005, the unfavorable impact of foreign currency translations on general and administrative expenses was approximately $0.4 million. Excluding the unfavorable impact of foreign currency translations, general and administrative expenses increased $1.1 million, or 4%, to $26.8 million.

        For the three months ended March 31, 2005, the overall increase in general and administrative expenses is largely attributable to the following factors:

•	An increase of $1 million in professional fees related to the Company’s compliance efforts for Section 404 of the Sarbanes-Oxley Act.

•	An increase of $0.6 million for property taxes related to the Company’s headquarters building at 1334 York Avenue in New York as a result of a tax reassessment that became effective on July 1, 2004.

•	An increase of $0.4 million in travel and entertainment costs principally due to the higher level of business opportunities during the quarter.

•	A $1.1 million increase in other professional fees, partially due to consulting work performed in conjunction with outsourcing the management of the Company’s catalogue production operations in the U.S.

        For the three months ended March 31, 2005, general and administrative expenses were favorably influenced by $2 million of transaction costs incurred in the first quarter of 2004 related to the consummation of the Company’s agreement with Cendant to license the Sotheby’s International Realty trademark for which there were no comparable fees incurred in the current period.

Net Interest Expense

        For the three months ended March 31, 2005, net interest expense decreased $1.3 million when compared to the same period in the prior year, primarily due to a $1 million increase in interest income resulting from significantly higher balances of cash and short-term investments during the period as well as higher interest rates partially resulting from a change in investment composition. The decrease in net interest expense versus the prior year was partially attributable to a $0.3 million reduction in interest expense due to the fact that the Company had no outstanding credit facility borrowings during the period and lower amortization of the discount related to the Department of Justice (“DOJ”) antitrust fine (see Note 12 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements”).

Income Tax (Benefit) Expense

        The effective tax rate for continuing operations was approximately 33% for the first quarter of 2005, compared to approximately 34% for the same period in the prior year. The change in the effective rate was primarily attributable to non deductible payments related to the antitrust settlement and other disallowable expenses; partially offset by a permanent adjustment resulting from a current year tax benefit on stock options exercised and certain other one-time adjustments.

FINANCIAL CONDITION AS OF MARCH 31, 2005

        This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

        For the three months ended March 31, 2005, total cash and cash equivalents related to the Company’s continuing and discontinued operations decreased $37.7 million primarily due to the factors discussed below.

        Net cash used by operations was $122.4 million for the three months ended March 31, 2005 and was due in part to a $44.9 million decrease in accounts payable, accrued liabilities and other liabilities, primarily as result of the payment of incentive bonuses accrued in 2004 and the funding of $12 million of the fine payable to the DOJ in February 2005 (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), as well as the Company’s loss from continuing operations during the period. Cash used by operations was also significantly influenced by a $335.9 million decrease in due to consignors, partially offset by a $270.3 million decrease in accounts receivable, both principally resulting from the settlement of auction sales occurring in the fourth quarter of 2004 and first quarter of 2005. Cash used by operations during the period was partially offset by the collection of $12.5 million in cash as a result of the settlement of a receivable related to the Company’s partner in an auction guarantee; which significantly contributed to the $11.4 million decrease in prepaid expenses and other current assets.

        Net cash provided by investing activities was $81.5 million for the three months ended March 31, 2005 and was largely due to $185.5 million in cash proceeds received from the maturity of short-term investments during the period, as well as the collection of maturing client loans, partially offset by the purchase of $115.5 million in short-term investments and the funding of client loans.

        Net cash provided by financing activities was $2.6 million for the three months ended March 31, 2005 and was almost entirely attributable to proceeds received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table summarizes the Company’s material contractual obligations and commitments as of March 31, 2005:

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)
Long-term debt (1):
Principal payments	$100,000	$ —	$ —	$100,000	$ —
Interest payments	26,927	6,875	13,750	6,302

Sub-total	126,927	6,875	13,750	106,302	—

Other commitments:
York Property capital lease	402,454	18,318	38,574	40,237	305,325
Operating lease obligations	83,278	14,092	21,354	13,095	34,737
DOJ antitrust fine (2)	15,000	15,000	—	—	—
Employment agreements (3)	4,406	3,525	881	—	—

Sub-total	505,138	50,935	60,809	53,332	340,062

Total	$632,065	$57,810	$74,559	$159,634	$340,062

(1)	Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s long-term debt. (See Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(2)	Represents the remaining fine payable to the DOJ. (See Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(3)	Represents the remaining commitment for future salaries related to employment agreements with a number of employees, excluding incentive bonuses. (See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

        The vendor’s commission discount certificates (the “Discount Certificates”) that were distributed in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are fully redeemable in connection with any auction that is conducted by the Company or Christie’s International, PLC (“Christie’s”) in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of March 31, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $55.9 million.

        The Company has agreed in principle to extend the expiration date related to the lease for its middle market auction salesroom at Olympia in Kensington, West London for a maximum period of ten years. This extension, if consummated, will result in additional operating lease commitments of approximately $22 million over the full extended lease term.

        (See “Off-Balance Sheet Arrangements” below for information on auction guarantees and lending commitments.)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

        From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee only in the event that the property sells for less than the minimum price and, therefore, the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through sharing arrangements with unaffiliated third parties.

        As of March 31, 2005, the Company had outstanding auction guarantees totaling $54.5 million, the property relating to which had a mid-estimate sales price (1) of $64.1 million. The Company’s financial exposure under these auction guarantees is reduced by $6.3 million as a result of sharing arrangements with unaffiliated third parties. The property related to such auction guarantees is being offered at auctions throughout 2005. As of March 31, 2005, $14.1 million of the guaranteed amount had been advanced by the Company and its partners, of which $13 million is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note 5 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

        As of May 6, 2005, the Company had outstanding auction guarantees totaling $112.3 million, the property relating to which had a mid-estimate sales price (1) of $125.3 million. The Company’s financial exposure under these auction guarantees is reduced by $11.3 million as a result of sharing arrangements with unaffiliated third parties. The property related to such auction guarantees will be offered at auctions throughout 2005. As of May 6, 2005, $8.4 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company will record its $7.2 million share within Notes Receivable and Consignor Advances.

(1)	The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

        (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Lending Commitments

        In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $8.9 million at March 31, 2005. (See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

DERIVATIVE INSTRUMENTS

        The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally managed by the Company’s global treasury function. The Company’s objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

        As of March 31, 2005 and 2004, the Consolidated Balance Sheets included liabilities of $0.5 million and $0.7 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates. As of December 31, 2004, the Consolidated Balance Sheets included assets of approximately $30,000 recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

        (See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

CONTINGENCIES

        Legal Actions— The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to the commissions charged by the Company and Christie’s for auction services during the period 1993 to 2000.

        The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

        Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

        Gain Contingency—During the third quarter of 2004, the Company signed an agreement for the sale of land and buildings at Billingshurst, West Sussex in the U.K. (the “Sussex Property”). The completion of the sale is conditional upon the receipt of planning permission for redevelopment of part of the site. If completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $5 to $6 million. The Company expects this contingency to be resolved some time in 2005 or 2006.

        (See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

LIQUIDITY AND CAPITAL RESOURCES

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

        The GE Capital Credit Agreement contains financial covenants requiring the Company to not exceed $15 million in annual capital expenditures, to not make dividend payments and to have a quarterly fixed charge coverage ratio of not less than 1.0. The GE Capital Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants.

        At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.5%. Pursuant to the GE Capital Credit Agreement, on a quarterly basis, the applicable interest rate charged for borrowings is adjusted up or down depending on the Company’s performance under the quarterly fixed charge coverage ratio tests.

        For the three months ended March 31, 2005, the Company had no outstanding borrowings under the GE Capital Credit Agreement.

        The Company generally relies on operating cash flows supplemented by borrowings, when necessary, to meet its liquidity requirements. The Company currently believes that operating cash flows, current cash balances and borrowings available under the GE Capital Credit Agreement will be adequate to meet its short-term and long-term commitments, operating needs and capital requirements through March 4, 2007. Subsequent to March 4, 2007, management anticipates that the Company will extend or renew the GE Capital Credit Agreement or obtain other forms of long-term financing. Additionally, as a result of the current level of cash balances, short-term investments and borrowings available under the GE Capital Credit Agreement, the Company has considerably more liquidity and financial flexibility than it has had in the recent past. It is the Company’s present intention to use this additional liquidity to expand its loan portfolio. (See statement on Forward Looking Statements.)

        The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company’s client loan portfolio and the funding of capital expenditures, as well as the short-term commitments to be funded prior to April 1, 2006 included in the table of contractual obligations above. Additionally, the Company expects to contribute approximately $18 million to its U.K. defined benefit pension plan in 2005, including a $15 million discretionary contribution expected to be made in the second quarter of 2005. (See statement on Forward Looking Statements.)

        The Company’s long-term operating needs and capital requirements include peak seasonal working capital requirements, the potential funding of the Company’s client loan portfolio and the funding of capital expenditures beyond the next twelve months and through March 4, 2007, as well as the funding of the Company’s long-term contractual obligations and commitments included in the table of contractual obligations above through March 4, 2007.

        In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of March 31, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $55.9 million.

FACTORS AFFECTING OPERATING RESULTS AND LIQUIDITY

        Operating results from the Company’s Auction and Finance segments, as well as the Company’s liquidity, are significantly influenced by a number of factors, many of which are not within the Company’s control. These factors, which are not ranked in any particular order, include:

•	The overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and Hong Kong);

•	Interest rates, particularly with respect to the Finance segment’s client loan portfolio and the Company’s credit facility borrowings;

•	The impact of political conditions in various nations on the international economy and financial markets;

•	Government laws and regulations which the Company is subject to, including, but not limited to, import and export regulations, cultural patrimony laws and value added taxes;

•	The effects of foreign currency exchange rate movements;

•	The seasonality of the Company's auction business;

•	Competition with other auctioneers and art dealers, specifically in relation to the following factors:

(a)	The level and breadth of expertise of the dealer or auction house with respect to the property;

(b)	The extent of the prior relationship, if any, between the seller and the firm;

(c)	The reputation and historic level of achievement by a firm in attaining high sale prices in the property’s specialized category;

(d)	The desire for privacy on the part of sellers and buyers;

(e)	The amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright;

(f)	The level of auction guarantees or the terms of other financial options offered by auction houses;

(g)	The level of pre-sale estimates offered by auction houses;

(h)	The desirability of a public auction in order to achieve the maximum possible price;

(i)	The amount of commission proposed by dealers or auction houses to sell a work on consignment;

(j)	The cost, style and extent of presale marketing and promotion to be undertaken by a firm;

(k)	Recommendations by third parties consulted by the seller;

(l)	Relationships and personal interaction between the seller and the firm’s staff; and

(m)	The availability and extent of related services, such as tax or insurance appraisal and short-term financing;

•	The amount of quality property being consigned to art auction houses (and, in particular, the number of single-owner sale consignments), as well as the ability of the Company to sell such property, both of which factors can cause auction and related revenues to be highly variable from period-to-period;

•	The demand for fine arts, decorative arts and collectibles;

•	The success of the Company in attracting and retaining qualified personnel, who have or can develop relationships with certain potential sellers and buyers;

•	The success of the Company in retaining key members of management;

•	The demand for art-related financing;

•	The uncertainty in future costs related to the Company’s U.K. defined benefit pension plan, as well as the impact of any decline in the equity markets or unfavorable changes in interest rates on its assets and obligations;

•	The impact of the variability in taxable income between the various jurisdictions where the Company does business on its effective tax rate; and

•	The ability of the Company to utilize its deferred tax assets.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense equal to the fair value of stock options or other share-based payments. Under SFAS No. 123(R), the Company would have been required to implement the standard as of July 1, 2005. In April 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a new rule that amended the compliance date for SFAS No. 123(R). The SEC’s new rule will allow the Company to implement SFAS No. 123(R) as of January 1, 2006. The Company will adopt SFAS No. 123(R) using the modified prospective method, which will result in the amortization of stock compensation expense related to unvested stock options outstanding on the date of adoption, as well as any stock options granted subsequent to that date. The Company expects the adoption of SFAS No. 123(R) to result in the recording of compensation expense in the range of $0.5 million to $1.0 million in 2006 related to unvested stock options outstanding on the date of adoption.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments, notes receivable, consignor advances, long-term debt, the fine payable to the DOJ and the settlement liability related to the Discount Certificates issued in connection with certain civil litigation related to the investigation by the DOJ.

        At March 31, 2005, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $6.5 million. Excluding the potential impact of this hypothetical strengthening or weakening of the U.S. dollar, the market risk of the Company’s financial instruments has not changed significantly as of March 31, 2005 from that set forth in the Company’s Form 10-K for the year ended December 31, 2004.

        At March 31, 2005, the Company had $75.7 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information on the Company’s use of derivative instruments.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of March 31, 2005, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2005.

Changes in Internal Control over Financial Reporting

        There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

        The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie’s for auction services during the period 1993 to 2000.

        The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

        Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

        (See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 4, 2005, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were:

(i)	The election of three directors by the holders of the Company’s Class A Common Stock;

(ii)	The election of eight directors by the holders of the Company’s Class B Common Stock;

(iii)	The ratification of the Company’s Executive Bonus Plan; and

(iv)	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2005.

The results of the voting are shown below:

(i)	ELECTION OF CLASS A DIRECTORS

	NOMINEES	FOR	AGAINST	WITHHELD

	Steven B. Dodge	36,914,492	0	6,528,668
	Sharon Percy Rockefeller	36,910,898	0	6,532,262
	Donald M. Stewart	35,946,101	0	7,497,059

(ii)	ELECTION OF CLASS B DIRECTORS

	NOMINEES	FOR	AGAINST	WITHHELD

	Michael Blakenham	161,141,180	0	0
	Duke of Devonshire	161,141,180	0	0
	Jeffrey H. Miro	161,141,180	0	0
	Allen Questrom	161,141,180	0	0
	William F. Ruprecht	161,141,180	0	0
	Michael I. Sovern	161,141,180	0	0
	Robert S. Taubman	161,141,180	0	0
	Robin G. Woodhead	161,141,180	0	0

(iii)      RATIFICATION OF EXECUTIVE BONUS PLAN

201,128,223	Votes were cast;
195,035,772	Votes were cast for the resolution;
5,553,388	Votes were cast against the resolution; and
539,063	Votes abstained

(iv)      RATIFICATION OF INDEPENDENT AUDITORS

205,584,340	Votes were cast;
204,078,073	Votes were cast for the resolution;
1,464,824	Votes were cast against the resolution; and
41,443	Votes abstained

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1    Sotheby’s Holdings, Inc. Executive Bonus Plan, effective as of January 1, 2005.

     31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

(i)	On February 7, 2005, the Company filed a current report on Form 8-K under Item 8.01, “Other Events.”

(ii)	On March 18, 2005, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY'S HOLDINGS, INC.

By:	/s/ Michael L. Gillis
Michael L. Gillis
Senior Vice President,
Controller and Chief
Accounting Officer

Date:	May 10, 2005

Exhibit Index

Exhibit No.	Description

10.1	Sotheby’s Holdings, Inc. Executive Bonus Plan, effective as of January 1, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002