Form 10-Q
period 2005-06-30
SOTHEBYS HOLDINGS INC
filed 2005-08-08
CIK 823094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 29, 2005, there were outstanding 46,330,942 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and 17,882,727 shares of Class B Common Stock, par value $0.10 per share, of the Registrant. Each share of Class B Common Stock is freely convertible into one share of Class A Limited Voting Common Stock.

SOTHEBY’S HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Auction and related revenues	$175,558	$166,166	$247,733	$225,019
License fee revenues	448	–	624	45,000
Other revenues	2,250	2,599	3,926	4,172
Total revenues	178,256	168,765	252,283	274,191

Expenses:
Direct costs of services	19,017	18,974	29,246	26,094
Salaries and related costs	53,296	49,568	92,815	88,528
General and administrative expenses	30,584	24,541	57,768	50,198
Depreciation and amortization expense	5,568	5,593	11,214	11,488
Retention costs	–	–	–	285
Net restructuring charges	–	27	–	146
Total expenses	108,465	98,703	191,043	176,739

Operating income	69,791	70,062	61,240	97,452

Interest income	1,630	532	3,239	1,101
Interest expense	(8,000)	(8,395)	(16,142)	(16,805)
Other (expense) income	(218)	(249)	(214)	391

Income from continuing operations before taxes	63,203	61,950	48,123	82,139
Equity in earnings of investees, net of taxes	130	111	480	273
Income tax expense	20,853	20,972	15,866	27,835
Income from continuing operations	42,480	41,089	32,737	54,577

Discontinued operations (Note 3):
(Loss) income from discontinued operations before taxes	(715)	2,330	(671)	39,042
Income tax (benefit) expense	(212)	942	(190)	14,422
(Loss) income from discontinued operations	(503)	1,388	(481)	24,620

Net income	$41,977	$42,477	$32,256	$79,197

Basic earnings per share:
Earnings from continuing operations	$0.68	$0.67	$0.52	$0.89
(Loss) earnings from discontinued operations	(0.01)	0.02	(0.01)	0.40
Basic earnings (loss) per share:	$0.67	$0.69	$0.51	$1.29

Diluted earnings per share:
Earnings from continuing operations	$0.67	$0.66	$0.51	$0.88
(Loss) earnings from discontinued operations	(0.01)	0.02	(0.01)	0.40
Diluted earnings per share:	$0.66	$0.68	$0.50	$1.27

Weighted average shares outstanding:
Basic	62,841	61,671	62,718	61,630
Diluted	63,783	62,308	63,884	62,188

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	June 30, 2005 (UNAUDITED)	December 31, 2004	June 30, 2004 (UNAUDITED)
A S S E T S
Current Assets:
Cash and cash equivalents	$100,454	$147,023	$127,233
Restricted cash	9,376	12,401	6,423
Short-term investments	106,343	110,000	20,000
Accounts receivable, net of allowance for doubtful accounts of $5,317, $6,172 and $5,261	368,280	410,910	485,135
Notes receivable and consignor advances, net of allowance for credit losses of $1,757, $1,759 and $1,448	45,727	56,716	69,919
Inventory	39,915	34,126	15,021
Deferred income taxes	–	–	6,050
Prepaid expenses and other current assets	57,337	61,079	67,303
Assets held for sale	–	–	699
Total Current Assets	727,432	832,255	797,783

Non-Current Assets:
Notes receivable	47,513	35,575	20,363
Properties, net of accumulated depreciation and amortization of $127,919, $122,318 and $106,095	227,454	238,533	239,086
Goodwill	13,500	13,753	13,504
Investments	26,368	28,343	28,176
Deferred income taxes	71,958	73,182	69,154
Other assets	3,527	3,705	3,620
Total Assets	$1,117,752	$1,225,346	$1,171,686

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$342,620	$470,946	$457,670
Accounts payable and accrued liabilities	110,270	112,871	98,534
Deferred revenues	4,244	4,799	4,709
Accrued income taxes	13,329	10,153	13,250
Deferred income taxes	5,712	5,462	–
York Property capital lease obligation	753	123	119
Deferred gain on sale of York Property	1,129	1,129	1,129
Settlement liabilities	18,211	14,454	13,531
Liabilities held for sale	–	–	451
Total Current Liabilities	496,268	619,937	589,393

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $341, $383, and $422	99,659	99,617	99,578
Settlement liabilities	45,299	61,085	61,641
York Property capital lease obligation	171,355	172,046	172,108
Deferred gain on sale of York Property	18,809	19,374	19,938
Other liabilities	18,615	17,368	18,320
Total Liabilities	850,005	989,427	960,978

Commitments and contingencies (see Note 9)

Shareholders’ Equity:
Common Stock, $0.10 par value	6,416	6,374	6,310

Authorized shares—125,000,000 of Class A and 75,000,000 of Class B, Issued and outstanding shares—46,330,942, 45,923,612 and 45,287,616 of Class A, and 17,882,727, 17,850,808 and 17,853,548 of Class B at June 30, 2005, December 31, 2004 and June 30, 2004, respectively

Additional paid-in capital	236,619	230,124	222,289
Retained earnings	40,395	8,139	655
Deferred compensation expense	(11,233)	(10,341)	(13,948)
Accumulated other comprehensive (loss) income	(4,450)	1,623	(4,598)
Total Shareholders’ Equity	267,747	235,919	210,708
Total Liabilities and Shareholders’ Equity	$1,117,752	$1,225,346	$1,171,686

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Thousand of dollars)

Six Months Ended June 30	2005	2004

Operating Activities:
Net income*	$32,256	$79,197

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization expense	11,214	11,488
Gain on sale of discontinued operations (Note 3)	–	(32,293)
Equity in earnings of investees	(480)	(273)
Deferred income tax	4,356	27,844
Tax benefit of stock option exercises	–	224
Restricted stock compensation expense	4,427	2,369
Asset provisions	3,093	1,797
Amortization of discount related to antitrust matters	2,048	2,465
Other	623	588

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	35,167	(253,248)
(Increase) decrease in inventory	(9,644)	2,142
Decrease (increase) in prepaid expenses and other current assets	507	(20,925)
Decrease (increase) in other long-term assets	36	(564)
Funding of settlement liabilities	(14,330)	(8,457)
(Decrease) increase in due to consignors	(122,029)	202,650
Increase (decrease) in accrued income taxes and deferred income tax liabilities	68	(2,075)
Increase in accounts payable and accrued liabilities and other liabilities	1,594	15,941
Adjustments related to discontinued operations (Note 3)	–	3,306
Net cash (used) provided by operating activities	(51,094)	32,176

Investing Activities:
Funding of notes receivable and consignor advances	(94,063)	(89,702)
Collections of notes receivable and consignor advances	90,576	104,497
Purchases of short-term investments	(297,618)	(25,000)
Proceeds from maturities of short-term investments	301,275	5,000
Capital expenditures	(4,356)	(4,998)
Proceeds from sale of discontinued operations (Note 3)	–	53,863
Distributions from equity investees	2,713	877
Decrease in restricted cash	3,550	1,261
Adjustments related to discontinued operations (Note 3)	–	1,008
Net cash provided by investing activities	2,077	46,806

Financing Activities:
Proceeds from credit facility borrowings	–	65,000
Repayments of credit facility borrowings	–	(85,000)
Decrease in York Property capital lease obligation	(61)	(55)
Proceeds from exercise of stock options	2,822	2,676
Net cash provided (used) by financing activities	2,761	(17,379)

Impact of consolidating variable interest entity	268	487
Effect of exchange rate changes on cash and cash equivalents	(581)	(260)

(Decrease) increase in cash and cash equivalents	(46,569)	61,830
Cash and cash equivalents at beginning of period	147,023	65,403
Cash and cash equivalents at end of period	$100,454	$127,233

Cash and cash equivalents at end of period:
Continuing operations	$100,454	$127,233
Discontinued Operations	–	–
	$100,454	$127,233

*Net (loss) income from discontinued operations (Note 3)	($481)	$24,620

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

Auction Rate Securities — In connection with the preparation of the Company’s Form 10-K for the year ended December 31, 2004, management concluded that it was appropriate to classify its investments in Auction Rate Securities (“ARS”) as Short-Term Investments in its Consolidated Balance Sheets. ARS are typically backed by long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through a Dutch auction process. Previously, ARS were classified as Cash and Cash Equivalents in the Consolidated Balance Sheets. Accordingly, the Company has reclassified $20 million in ARS to Short-Term Investments from Cash and Cash Equivalents in the June 30, 2004 Consolidated Balance Sheet. As of June 30, 2005 and December 31, 2004, the Company held $106 million and $110 million, respectively, of ARS that are classified as Short-Term Investments.

The Company has also made corresponding adjustments to the Consolidated Statement of Cash Flows for the six months ended June 30, 2004, to reflect gross purchases of $25 million and proceeds of $5 million collected from the maturity of ARS as Investing Activities rather than as a component of Cash and Cash Equivalents. This change in classification does not affect previously reported cash flows from Operations or from Financing activities in the Company’s previously reported Consolidated Statements of Cash Flows. This reclassification also does not affect the Company’s previously reported Consolidated Income Statements for any period.

Special Charges — Prior to the first quarter of 2005, expenses related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil litigation were classified as Special Charges in the Consolidated Income Statements. Beginning in the first quarter of 2005, such expenses, consisting principally of settlement administration costs and legal fees, are classified within General and Administrative Expenses for all periods presented as they are no longer significant to the Company’s results. For the three and six months ended June 30, 2004, the amounts previously presented as Special Charges were $0.8 million and $1.3 million, respectively. For the three and six months ended June 30, 2005, antitrust related expenses included in General and Administrative Expenses were $0.2 million and $0.5 million, respectively.

Discontinued Operations — In the fourth quarter of 2003 and at various points during 2004, the components of the Company’s former Real Estate segment qualified for treatment as discontinued operations. Accordingly, its related operating results are reported as discontinued operations in the Consolidated Income Statements, and any assets and liabilities to be sold are classified as held for sale in the Consolidated Balance Sheets. (See Note 3 for more detailed information related to Discontinued Operations.)

Earnings from Equity Method Investees — Prior to the fourth quarter of 2004, the Company’s share of earnings from equity method investments was presented on a pre-tax basis within Auction and Related Revenues in the Consolidated Income Statements. Beginning in the fourth quarter of 2004, such amounts are presented net of taxes in the Consolidated Income Statements as a separate line below Income from Continuing Operations Before Taxes. Prior year amounts in the Consolidated Income Statements and in Note 4 below have been adjusted to conform to the current period presentation.

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

As a result of the sale of the real estate brokerage business and affiliate network to Cendant, the Company recognized a pre-tax gain of $32.3 million for the six months ended June 30, 2004, which is recorded within Income from Discontinued Operations Before Taxes in the Consolidated Income Statements.

The $45 million of proceeds allocated to the License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company is reporting ongoing license fees earned during the term of the License Agreement, as well as license fee revenue earned in the future from other potential licensing opportunities. The Company incurred transaction costs of $2.1 million related to the consummation of the License Agreement, of which approximately $2 million were incurred in the first quarter of 2004, and were recorded within General and Administrative Expenses in the Consolidated Income Statements.

In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby’s International Realty trademark and certain related trademarks in Australia. Accordingly, its operating results are reported as discontinued operations in the Consolidated Income Statements for all periods presented. The Australia real estate brokerage business, which is the only remaining component of the Company’s former Real Estate segment, is not material to the Company’s results of operations, financial condition or liquidity.

The following is a summary of the results of the Company’s discontinued operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of dollars)

Revenues	$282	$4,449	$682	$15,318

Expenses:
Direct costs of services	12	303	43	1,012
Salaries and related costs	30	273	75	4,899
General and administrative expenses	956	743	1,237	2,599
Depreciation and amortization expense	2	13	2	26
Total expenses	1,000	1,332	1,357	8,536

Operating (loss) income	(718)	3,117	(675)	6,782

(Loss) gain on sale of discontinued operations	–	(768)	–	32,293
Other income (expense)	3	(19)	4	(33)

(Loss) income from discontinued operations before taxes	(715)	2,330	(671)	39,042
Income tax (benefit) expense	(212)	942	(190)	14,422

(Loss) income from discontinued operations	$(503)	$1,388	$(481)	$24,620

According to the terms of the Stock Purchase Agreement related to the sale of SIR, the Company is due to receive amounts collected by Cendant for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the three months ended June 30, 2005 and 2004, revenues from discontinued operations included $0.2 million and $3.9 million, respectively, of such amounts.

For the six months ended June 30, 2005 and 2004, revenues from discontinued operations included $0.5 million and $8.3 million, respectively, of such amounts.

As of June 30, 2004, Assets Held for Sale were approximately $0.7 million, consisting of Accounts Receivable, and Liabilities Held for Sale were approximately $0.5 million, consisting of Accounts Payable and Accrued Liabilities. Such assets and liabilities relate to the Company’s former real estate brokerage business in the United Kingdom (“U.K.”), which was sold to Cendant in December 2004.

4.	Segment Reporting

The Company’s continuing operations are organized under two business segments – Auction and Finance. The Company’s discontinued real estate brokerage business, which comprised its former Real Estate segment, is not included in this presentation. (See Note 3 for further information on discontinued operations.)

Prior to the fourth quarter of 2004, the Company’s share of earnings from equity method investments was presented on a pre-tax basis within Auction and Related Revenues in the Consolidated Income Statements. Beginning in the fourth quarter of 2004, such amounts are presented net of taxes in the Consolidated Income Statements as a separate line below Income from Continuing Operations before Taxes. Prior year amounts in the presentation below have been adjusted to conform to the current period presentation.

The table below presents revenues for the Company’s operating segments, as well as a reconciliation of segment revenues to total revenues from continuing operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of dollars)

Auction	$175,558	$166,166	$247,733	$225,019
Finance	1,768	1,865	2,976	3,081
All Other	930	734	1,574	1,091

Total segment revenues	178,256	168,765	252,283	229,191

Unallocated amounts:
One-time License fee revenue (see Note 3)*	–	–	–	45,000
Total revenues from continuing operations	$178,256	$168,765	$252,283	$274,191

*

Represents a one-time non-refundable upfront license fee related to the consummation of the License Agreement. Ongoing license fees earned during the term of the License Agreement are reflected in All Other.

The table below presents income before taxes for the Company’s operating segments, as well as a reconciliation of segment Income Before Taxes to Income from Continuing Operations Before Taxes for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of dollars)

Auction	$64,937	$64,066	$52,275	$44,100
Finance	(545)	269	(1,167)	–
All Other	212	(101)	262	(219)
Segment income before taxes	64,604	64,234	51,370	43,881

Unallocated amounts:
One-time license fee revenue (see Note 3)	–	–	–	45,000
License Agreement transaction costs (see Note 3)**	–	(96)	–	(2,142)
Antitrust related expenses (see Note 1)	(212)	(772)	(461)	(1,284)
Amortization of discount - DOJ antitrust fine (see Note 11)	(294)	(506)	(658)	(1,038)
Amortization of discount - Discount Certificates (see Note 11)	(694)	(712)	(1,390)	(1,427)
Retention costs	–	–	–	(285)
Net restructuring charges	–	(27)	–	(146)
Equity in earnings of investees***	(201)	(171)	(738)	(420)
Income from continuing operations before taxes	$63,203	$61,950	$48,123	$82,139

**

Represents transaction costs related to the consummation of the License Agreement, which are not allocated to the Company’s operating segments. This is consistent with how the related one-time license fee revenue is presented for segment reporting purposes.

***

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in income before taxes for the Auction segment, but are presented net of taxes below Income from Continuing Operations Before Taxes in the Consolidated Income Statements.

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2005, December 31, 2004 and June 30, 2004:

		June 30, 2005	December 31, 2004	June 30, 2004
		(Thousands of dollars)

	Auction	$947,795	$1,064,091	$1,016,282
	Finance	97,291	86,601	77,736
	All Other	708	1,472	1,765
	Total segment assets	1,045,794	1,152,164	1,095,783
	Unallocated amounts:
	Deferred tax assets	71,958	73,182	75,204
	Assets held for sale (see Note 3)	–	–	699
	Consolidated Assets	$1,117,752	$1,225,346	$1,171,686
5.	Notes Receivable and Consignor Advances

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

The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors. Term loans are generally made with full recourse against the borrower. In certain instances, however, term loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $4.1 million, $6 million and $5.4 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company’s share of any profit or loss is reflected in the results of the Auction segment. The total of all such unsecured loans was $3.6 million, $5.4 million and $4.7 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At June 30, 2005, three term loans totaling $37 million comprised approximately 20%, 10% and 10%, respectively, of the net Notes Receivable and Consignor Advances balance.

The weighted average interest rates charged on Notes Receivable and Consignor Advances were 6.5% and 7.7% for the three months ended June 30, 2005 and 2004, respectively. The higher weighted average interest rate for the three months ended June 30, 2004 is principally due to $1 million in interest income recognized in the second quarter of 2004 as a result of the collection of a disputed client loan for which there was no comparable event in the current year. The weighted average interest rates charged on Notes Receivable and Consignor Advances were 6.2% and 6.1% for the six months ended June 30, 2005 and 2004, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004
	(Thousands of dollars)
Allowance for credit losses at January 1	$1,759	$1,600
Change in loan loss provision	27	(49)
Write-offs	–	(103)
Foreign currency exchange rate changes	(29)	–
Allowance for credit losses at June 30	$1,757	$1,448

6.	Goodwill

Goodwill is entirely attributable to the Auction segment. For the six months ended June 30, 2005 and 2004, changes in the carrying value of Goodwill were as follows:

	Six Months Ended June 30,
	2005	2004
	(Thousands of dollars)
Balance as of January 1	$13,753	$13,565
Foreign currency exchange rate changes	(253)	(61)
Balance as of June 30	$13,500	$13,504

7.	Credit Arrangements

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

The GE Capital Credit Agreement contains financial covenants requiring the Company not to exceed $15 million in annual capital expenditures, not to make dividend payments and to have a quarterly fixed charge coverage ratio of not less than 1.0. The GE Capital Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants.

At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.5%. Pursuant to the GE Capital Credit Agreement, on a quarterly basis, the applicable interest rate charged for borrowings is adjusted up or down depending on the Company’s performance under a quarterly fixed charge coverage ratio test.

For the three and six months ended June 30, 2005 and 2004, the Company had no outstanding borrowings under the GE Capital Credit Agreement. For the six months ended June 30, 2004, the weighted average interest rate charged on outstanding short-term borrowings under the Company’s previous senior secured credit facility, which were fully repaid on March 4, 2004, was approximately 6.2%.

Senior Unsecured Debt — In February 1999, the Company issued a tranche of long-term debt securities (the “Notes”), pursuant to the Company’s $200 million shelf registration with the Securities and Exchange Commission, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August.

The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants.

Interest Expense — For the three and six months ended June 30, 2005 and 2004, interest expense related to the Company’s continuing operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of dollars)
Credit Facility Borrowings:
Interest expense on outstanding borrowings	$–	$–	$–	$298
Amortization of amendment and arrangement fees	250	375	500	615
Commitment fees	253	250	503	351
Sub-total	503	625	1,003	1,264

Interest expense on York Property capital lease obligation	4,475	4,478	8,951	8,957
Interest expense on long-term debt	1,740	1,738	3,479	3,476
Amortization of discount - DOJ antitrust fine (see Note 11)	294	506	658	1,038
Amortization of discount - Discount Certificates (see Note 11)	694	712	1,390	1,427
Other interest expense	294	336	661	643
Total	$8,000	$8,395	$16,142	$16,805

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

For the three and six months ended June 30, 2005 and 2004, the components of net periodic pension cost were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of dollars)
Service cost	$1,600	$1,662	$3,229	$3,334
Interest cost	3,194	2,786	6,446	5,588
Expected return on plan assets	(4,226)	(4,104)	(8,384)	(8,232)
Amortization of prior service cost	68	66	137	133
Amortization of actuarial loss	532	261	1,073	524
Sub-total	1,168	671	2,501	1,347
Special termination benefits	–	–	–	13	*
Net periodic pension cost	$1,168	$671	$2,501	$1,360
*	Special termination benefits are reflected in the Consolidated Income Statements within Net Restructuring Charges.

The Company expects to contribute approximately $18 million to the U.K. Plan in 2005, including a $15 million discretionary contribution made in May 2005.

9.	Commitments and Contingencies

Employment Agreements — The Company has employment agreements with a number of employees, which expire in June 2006 and July 2008. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses which are payable only if specified Company and individual goals are attained. The aggregate commitment for salaries related to these employment agreements, excluding incentive bonuses, was originally approximately $12.1 million, of which approximately $7.2 million had been paid through August 1, 2005.

Lending Commitments — In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $9 million at June 30, 2005.

Legal Actions — The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie’s International, PLC (“Christie’s”) for auction services during the period 1993 to 2000. The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

Gain Contingency — During the third quarter of 2004, the Company signed an agreement for the sale of land and buildings at Billingshurst, West Sussex in the U.K. (the “Sussex Property”). The completion of the sale is conditional upon the receipt of planning permission for redevelopment of part of the site. The Company had previously disclosed in its 2004 Form 10-K and Form 10-Q for the period ended March 31, 2005 that, if completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $5 to $6 million. However, subsequent to the date of those filings, as a result of discussions with the planning authorities and the developer based on recent events, the structure of the planned sale is being amended. Consequently, the amount of the expected proceeds or gain from the sale, if any, cannot be reasonably estimated at this time. The Company expects this contingency to be resolved some time in 2005 or 2006.

(See Note 10 for other commitments and contingencies.)

10.	Auction Guarantees

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

As of June 30, 2005, the Company had outstanding auction guarantees totaling $21.5 million, the property relating to which had a mid-estimate sales price (1) of $33 million. The property related to such auction guarantees is being offered at auctions during the second half of 2005. As of June 30, 2005, $5 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note 5). As of June 30, 2005, December 31, 2004 and June 30, 2004, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.1 million and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

As of August 1, 2005, the Company had outstanding auction guarantees totaling $48.2 million, the property relating to which had a mid-estimate sales price (1) of $61.5 million. The property related to such auction guarantees is being offered at auctions during the fourth quarter of 2005. As of August 1, 2005, $18.5 million of the guaranteed amount had been advanced by the Company.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

11.	Settlement Liabilities

In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Settlement Liabilities of $34.1 million representing the present value of the fine payable. The $10.9 million discount on the amount due is being amortized to interest expense over the five-year period during which the fine is being paid. As of June 30, 2005, the carrying value of the fine payable to the DOJ was $14.3 million. The final payment of $15 million owed under the fine is due on February 6, 2006.

Additionally, in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of June 30, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $54.6 million and the carrying value of such Discount Certificates was $49.2 million.

As of June 30, 2005, December 31, 2004 and June 30, 2004, Settlement Liabilities consisted of the following:

	June 30, 2005		December 31, 2004	June 30, 2004
	(Thousands of dollars)
Current:
Discount Certificates (net)	$ 3,900	*	$ 3,700	$ 3,200
DOJ antitrust fine (net)	14,311		10,754	10,331
Sub-total	18,211		14,454	13,531

Long-term:
Discount Certificates (net)	45,299		46,186	47,330
DOJ antitrust fine (net)	–		14,899	14,311
Sub-total	45,299		61,085	61,641

Total	$63,510		$75,539	$75,172

*	The current portion of the liability for the Discount Certificates is based on management’s estimate of redemptions expected during the twelve-month period after the current balance sheet date.

During the six months ended June 30, 2005, amounts charged to and cash payments made against Settlement Liabilities were:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)
Settlement Liabilities as of January 1, 2005	$49,886	$25,653	$75,539
Cash payment to DOJ	–	(12,000)	(12,000)
Redemption of Discount Certificates	(2,330)	–	(2,330)
Amortization of discount	1,390	658	2,048
Loss on redemption of Discount Certificates	253	–	253
Settlement Liabilities as of June 30, 2005	$49,199	$14,311	$63,510
12.	Comprehensive Income

The Company’s comprehensive income includes the net income for the period, as well as other comprehensive loss, which consists of the change in the foreign currency translation adjustment account during the period. For the three and six months ended June 30, 2005 and 2004, comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of dollars)
Net income	$41,977	$42,477	$32,256	$79,197
Other comprehensive loss	(3,155)	(669)	(6,073)	(1,313)
Comprehensive income	$38,822	$41,808	$26,183	$77,884
13.	Stock-Based Compensation

Stock Option Plans — As currently permitted under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to measure stock-based compensation related to its employee stock option plans using the intrinsic value approach under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” When the intrinsic value approach is used, SFAS No. 123 requires supplemental disclosure to show the effects of using this approach on net income (loss) and earnings (loss) per share.

Compensation expense related to restricted stock shares issued pursuant to the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”) is determined based on the fair value of the shares issued on the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its employee stock compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of dollars, except per share data)
Net income, as reported	$41,977	$42,477	$32,256	$79,197
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	1,317	1,428	2,965	1,572
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,690)	(1,082)	(3,709)	(2,230)
Pro forma net income	$41,604	$42,823	$31,512	$78,539
Earnings per share:
Basic earnings per share, as reported	$0.67	$0.69	$0.51	$1.29
Basic earnings per share, pro-forma	$0.66	$0.69	$0.50	$1.27
Diluted earnings per share, as reported	$0.66	$0.68	$0.50	$1.27
Diluted earnings per share, pro-forma	$0.65	$0.69	$0.49	$1.26

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense equal to the fair value of stock options or other share-based payments. Under SFAS No. 123(R), the Company would have been required to implement the standard as of July 1, 2005. In April 2005, the SEC announced the adoption of a new rule that amended the compliance date for SFAS No. 123(R). The new rule will allow the Company to implement SFAS No. 123(R) as of January 1, 2006. The Company will adopt SFAS No. 123(R) using the modified prospective method, which will result in the amortization of stock compensation expense related to unvested stock options outstanding on the date of adoption, as well as any stock options granted subsequent to that date. The Company expects the adoption of SFAS No. 123(R) to result in the recording of compensation expense in the range of $0.5 million to $1.2 million in 2006 related to unvested stock options outstanding on the date of adoption.

14.	Variable Interest Entity

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

The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of June 30, 2005 is inventory with a carrying value of approximately $3.5 million. Such inventory consists entirely of artwork and is the collateral for the $3.7 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of March 31, 2005, the entity had total assets of $5.7 million, total liabilities of $5.2 million and capital of $0.5 million.

15.	Recently Issued Accounting Standards

The Company has adopted the provisions of FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” According to FSP No. 109-2, the Company is allowed time beyond the financial reporting period of enactment to evaluate the effects of the American Jobs Creation Act of 2004 (the “Act”) on its plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company has not yet completed its evaluation of the possible effect of the Act on its plan for repatriation of foreign earnings. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability as of June 30, 2005 to reflect the possible effect of the new repatriation provision. Income tax expense, if any, associated with any repatriation under the Act will be provided in the Company's financial statements in the reporting period in which the Company’s evaluation is completed and the required management approvals have been obtained.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Starting in 2006, the Company will apply the provisions of SFAS No. 154 on a prospective basis when applicable.

(See Note 13 for a discussion of SFAS No. 123(R), “Share-Based Payment,” which will be adopted by the Company on January 1, 2006.)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

Use of Non-GAAP Financial Measures

GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. Specifically, in MD&A, the Company makes reference to Adjusted EBITDA, which is defined as income from continuing operations before taxes excluding net interest expense and depreciation and amortization expense, as well as the one-time license fee revenue and transaction costs related to the Company’s license agreement with Cendant Corporation (“Cendant”). Management believes that Adjusted EBITDA provides a useful supplemental measure of the Company’s operations and financial performance. Management also believes that EBITDA-based measures are used by many investors, equity analysts and rating agencies as a measure of the Company’s financial performance. It is important to note that Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Furthermore, Adjusted EBITDA should not be considered as an alternative to income from continuing operations before taxes determined in accordance with GAAP. Management utilizes this non-GAAP financial measure in analyzing its operating results. A reconciliation of Adjusted EBITDA to income from continuing operations before taxes is provided in the “Overview” section below.

Overview

The Company’s results for the three and six months ended June 30, 2005 reflect the continuing strength of the international art market as Net Auction Sales (defined below) and Private Sale totals remained strong. Auction commission revenues increased $7.8 million, or 5%, and $29.3 million, or 16%, when compared to the same periods in the prior year. The Company was able to achieve such results despite a lower level of Net Auction Sales when compared to the prior year principally due to a significant improvement in auction commission margins. However, because first half results for 2004 included a one-time license fee of $45 million earned in conjunction with the sale of the Company’s domestic real estate brokerage business (see “Discontinued Operations” below), first half results for 2005 are substantially lower than those reported for the same period in the prior year.

Management currently anticipates a continuation of the strong international art market and is encouraged by its 2005 auction sales results to-date, as well as by the level of consignments for the fall auction season. (See statement on Forward Looking Statements.)

The Company’s pre-tax results from continuing operations for the three and six months ended June 30, 2005 and 2004 are summarized below (in thousands of dollars):

	Three Months Ended June 30,
	2005	2004	$ Change	% Change
Revenues:
Auction and related revenues	$175,558	$166,166	$9,392	5.7%
License fee revenues	448	–	448	*
Other revenues	2,250	2,599	(349)	-13.4%
Total revenues	178,256	168,765	9,491	5.6%

Expenses	108,465	98,703	9,762	9.9%

Operating income	69,791	70,062	(271)	-0.4%
Net interest expense	(6,370)	(7,863)	1,493	19.0%
Other expense	(218)	(249)	31	12.4%

Income from continuing operations before taxes	$63,203	$61,950	$1,253	2.0%

Key performance indicators:
Aggregate Auction Sales (a)	$977,060	$1,120,083	($143,023)	-12.8%
Net Auction Sales (b)	$838,747	$972,867	($134,120)	-13.8%
Private Sales (c)	$79,537	$17,394	$62,143	*
Auction commission margin (d)	18.7%	15.3%	N/A	22.2%
Average loan portfolio	$92,549	$75,252	$17,297	23.0%
Adjusted EBITDA	$75,141	$75,502	($361)	-0.5%

	Six Months Ended June 30,
	2005	2004	$ Change	% Change
Revenues:
Auction and related revenues	$247,733	$225,019	$22,714	10.1%
License fee revenues	624	45,000	(44,376)	-98.6%
Other revenues	3,926	4,172	(246)	-5.9%
Total revenues	252,283	274,191	(21,908)	-8.0%

Expenses	191,043	176,739	14,304	8.1%

Operating income	61,240	97,452	(36,212)	-37.2%
Net interest expense	(12,903)	(15,704)	2,801	17.8%

Other expense	(214)	391	(605)	*
Income from continuing operations before taxes	$48,123	$82,139	($34,016)	-41.4%

Key performance indicators:
Aggregate Auction Sales (a)	$1,333,040	$1,353,280	($20,240)	-1.5%
Net Auction Sales (b)	$1,143,799	$1,173,673	($29,874)	-2.5%
Private Sales (c)	$138,110	$163,735	($25,625)	-15.7%
Auction commission margin (d)	19.0%	16.0%	N/A	18.8%
Average loan portfolio	$84,435	$85,149	($714)	-0.8%
Adjusted EBITDA	$72,240	$66,473	$5,767	8.7%

Legend:

*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents the total purchase price of property sold privately by the Company.
(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.

The following is a reconciliation of Adjusted EBITDA to income from continuing operations before taxes for the three and six months ended June 30, 2005 and 2004 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Adjusted EBITDA	$75,141	$75,502	$72,240	$66,473

Subtract: Net interest expense	(6,370)	(7,863)	(12,903)	(15,704)
Subtract: Depreciation and amortization expense	(5,568)	(5,593)	(11,214)	(11,488)
Subtract: License Agreement transaction costs	–	(96)	–	(2,142)
Add: One-time license fee revenue	–	–	–	45,000

Income from continuing operations before taxes	$63,203	$61,950	$48,123	$82,139

Please refer to the discussion below for a more detailed discussion of the significant factors impacting the Company’s results from continuing operations for the three and six months ended June 30, 2005.

Revenues

For the three and six months ended June 30, 2005 and 2004, revenues from continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended June 30,
	2005	2004	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$156,857	$149,097	$7,760	5.2%
Auction expense recoveries	7,197	6,978	219	3.1%
Private sale commissions	5,589	3,054	2,535	83.0%
Principal activities	1,348	2,663	(1,315)	-49.4%
Catalogue subscription revenues	2,548	2,622	(74)	-2.8%
Other	2,019	1,752	267	15.2%
Total auction and related revenues	175,558	166,166	9,392	5.7%

License fee revenues	448	–	448	N/A

Other revenues:
Finance segment revenues	1,768	1,865	(97)	-5.2%
Other	482	734	(252)	-34.3%
Total other revenues	2,250	2,599	(349)	-13.4%

Total revenues	$178,256	$168,765	$9,491	5.6%

	Six Months Ended June 30,
	2005	2004	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$216,965	$187,682	$29,283	15.6%
Auction expense recoveries	10,064	8,581	1,483	17.3%
Private sale commissions	10,722	16,316	(5,594)	-34.3%
Principal activities	1,754	4,649	(2,895)	-62.3%
Catalogue subscription revenues	4,886	4,765	121	2.5%
Other	3,342	3,026	316	10.4%
Total auction and related revenues	247,733	225,019	22,714	10.1%

License fee revenues	624	45,000	(44,376)	-98.6%

Other revenues:
Finance segment revenues	2,976	3,081	(105)	-3.4%
Other	950	1,091	(141)	-12.9%
Total other revenues	3,926	4,172	(246)	-5.9%

Total revenues	$252,283	$274,191	($21,908)	-8.0%

Auction and Related Revenues

For the three and six months ended June 30, 2005, auction and related revenues increased $9.4 million, or 6%, to $175.6 million, and $22.7 million, or 10%, to $247.7 million, when compared to the same periods in the prior year. For the three months ended June 30, 2005, the increase in auction and related revenues was principally due to higher auction commission revenues and private sale commissions, partially offset by lower principal activities. For the six months ended June 30, 2005, the increase in auction and related revenues was principally due to higher auction commission revenues and expense recoveries, partially offset by lower private sale commissions and principal activities. Each of the significant factors impacting the overall change in auction and related revenues for the periods is explained in more detail below.

Auction Commission Revenues — For the three and six months ended June 30, 2005, auction commission revenues increased $7.8 million, or 5%, to $156.9 million, and $29.3 million, or 16%, to $217 million, when compared to the same periods in the prior year. The higher level of auction commission revenues during the periods was principally attributable to a significant increase in auction commission margin partially offset by a lower level of Net Auction Sales. See “Net Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

Net Auction Sales — For the three and six months ended June 30, 2005, Net Auction Sales decreased $134.1 million, or 14%, to $838.7 million, and $29.9 million, or 3%, to $1.1 billion, when compared to the same periods in the prior year.

The $134.1 million decrease in second quarter Net Auction Sales is primarily attributable to the fact that results for the second quarter of 2004 included $189.4 million of sales of property from the Greentree Foundation, for which there was no comparable event in the current year. The overall decrease in Net Auction Sales for the second quarter of 2005 was partially offset by:

•

A $26.9 million, or 45%, increase in Net Auction Sales conducted in Asia, primarily due to a higher level of Chinese Paintings and Ceramics sales, reflecting the continued growth of the Chinese art market.

•

A $22.9 million increase in results from the second quarter Russian Art sale held in New York, reflecting the rapid growth of the Russian Art market. In the second quarter of 2005, this sale generated $30.3 million in Net Auction Sales; compared to $7.4 million in the prior year.

•

Several less significant increases in Net Auction Sales related to recurring second quarter sales such as those for American Paintings ($9.5 million improvement, excluding property from the Greentree Foundation) and 19th Century Paintings ($8.4 million improvement).

The $29.9 million decrease in Net Auction Sales for the first half of 2005 when compared to the prior year was influenced by the factors described above, as well as by the Company’s strong first quarter results which included:

•	A $35.2 million, or 35%, improvement in results from the winter Impressionist and Contemporary sales in February 2005 in London.
•

A $32 million increase in Net Auction Sales attributable to single-owner collections in the first quarter of 2005, including the sales of property from the Goddard Family Collection and the Collection of Baron de Rede, for which there were no comparable events in the prior period.

•

Several less significant increases in Net Auction Sales related to recurring first quarter sales such as those for Chinese Works of Art ($5.6 million improvement) and Old Master Paintings ($3.9 million improvement).

Auction Commission Margin — Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins.

Effective January 1, 2005, the Company increased its buyer’s premium charged on certain auction sales. In salesrooms in the United States (“U.S.”), the buyer’s premium is now 20% of the hammer (sale) price on the first $200,000 and 12% of any remaining amount over $200,000. In foreign salesrooms, these U.S. dollar thresholds were translated into an appropriate fixed local currency amount upon the effective date. Previously, the buyer’s premium charged on auction sales was generally 20% of the hammer (sale) price on the first $100,000 and 12% of any remaining amount over $100,000.

For the three and six months ended June 30, 2005, auction commission margin increased 22% and 19%, respectively, when compared to the same periods in the prior year. These increases were principally due to:

•

A $14 million decrease in shared auction commissions as certain significant consignments for property sold in the second quarter of 2004 were subject to commission sharing arrangements with unaffiliated third parties. These arrangements were primarily the result of the competitive environment for such consignments, as well as the Company’s decision to reduce its auction guarantee risk through sharing arrangements with partners, whereby the Company reduces its financial exposure under the auction guarantee in exchange for sharing the auction commission with the partner.

•	A favorable change in sales mix as a significant portion of auction sales in 2004 were at the high-end of the Company’s business where auction commission margins are traditionally lower.
•	The increase in the buyer’s premium rate structure discussed above.

Private Sale Commissions — For the three months ended June 30, 2005, private sale commissions increased $2.5 million, or 83%, to $5.6 million when compared to the same period in the prior year. This increase is principally due to a significant private sale in the second quarter of 2005, for which there was no comparable sale in the prior year.

Despite the increase in second quarter private sale commissions, June 2005 year-to-date private sale commissions decreased $5.6 million, or 34%, when compared to the same period in the prior year. This decrease is principally due to the landmark private sale of the Forbes Collection of Faberge in the first quarter of 2004, for which there was no comparable sale in the current year. Excluding this unique sale, private sale commissions for the first half of 2005 increased when compared to the prior year due to the higher level of private sale commissions in the second quarter of 2005, as discussed above, which reflects the traditionally variable nature of the Company’s private sale totals.

Principal Activities — Principal activities consist mainly of gains or losses on sales of inventory, income or loss related to auction guarantees and gains or losses related to the sales of loan collateral, as well as any decreases in the carrying value of the Company’s inventory. The level of principal activities in a period is largely attributable to the level of auction guarantees issued by the Company, as well as the supply of quality property available for investment and resale and the demand by buyers for such property.

For the three and six months ended June 30, 2005, results from principal activities decreased $1.3 million, or 49%, to $1.3 million, and $2.9 million, or 62%, to $1.8 million, respectively, when compared to the same periods in the prior year. For the three months ended June 30, 2005, the decrease was due to inventory write downs as a result of a decrease in the value of certain properties and less favorable auction guarantee experience during 2005. For the first half of 2005, the decrease was due to the factors mentioned above, as well as a significant gain recognized in the first quarter of 2004 in the amount of $2.2 million for which there was no comparable transaction in the prior year.

Expenses

For the three and six months ended June 30, 2005 and 2004, expenses related to the Company’s continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended June 30,
	2005	2004	$ Change	% Change

Direct costs of services	$19,017	$18,974	$43	0.2%
Salaries and related costs	53,296	49,568	3,728	7.5%
General and administrative expenses	30,584	24,541	6,043	24.6%
Depreciation and amortization expense	5,568	5,593	(25)	-0.4%
Net restructuring charges	–	27	(27)	-100.0%
Total expenses	$108,465	$98,703	$9,762	9.9%

	Six Months Ended June 30,
	2005	2004	$ Change	% Change

Direct costs of services	$29,246	$26,094	$3,152	12.1%
Salaries and related costs	92,815	88,528	4,287	4.8%
General and administrative expenses	57,768	50,198	7,570	15.1%
Depreciation and amortization expense	11,214	11,488	(274)	-2.4%
Retention costs	–	285	(285)	-100.0%
Net restructuring charges	–	146	(146)	-100.0%
Total expenses	$191,043	$176,739	$14,304	8.1%

Direct Costs of Services

Direct costs of services consist largely of catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company’s auction offerings. For example, direct costs attributable to single-owner collections are typically higher than those associated with various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions.

For the three months ended June 30, 2005, direct costs of services were unchanged when compared to the same period in the prior year, as the impact of catalogue production and other direct sale costs related to the off-premises single-owner sale of cars and related memorabilia at Ferrari headquarters in Maranello, Italy and the Easton Neston house sale in the United Kingdom (“U.K.”) were virtually equal to $1.2 million in direct costs related to the single-owner sale of property from the Greentree Foundation in the second quarter of 2004.

For the six months ended June 30, 2005, direct costs of services increased $3.2 million, or 12%, to $29.2 million, when compared to the same period in the prior year. This increased level of direct costs is consistent with the higher level of sales activity and in particular, single-owner sales, during the first quarter of 2005. Most prominently, direct costs of services reflect an increase in catalogue production expenses of $1.9 million, which is principally attributable to the single-owner sales of property from the Kennedy Family Homes and the Collection of Baron de Rede, for which there were no comparable events in the first quarter of 2005.

Salaries and Related Costs

For the three and six months ended June 30, 2005 and 2004, salaries and related costs consisted of the following (in thousands of dollars):

	Three Months Ended June 30,
	2005	2004	$ Change	% Change

Full-time salaries	$24,941	$24,048	$893	3.7%
Employee benefits	5,505	4,156	1,349	32.5%
Payroll taxes	3,355	3,365	(10)	-0.3%
Option Exchange	995	1,944	(949)	-48.8%
Incentive bonus costs	14,049	12,697	1,352	10.6%
Stock compensation expense	970	219	751	*
Other	3,481	3,139	342	10.9%
Total salaries and related costs	$53,296	$49,568	$3,728	7.5%

	Six Months Ended June 30,
	2005	2004	$ Change	% Change

Full-time salaries	$50,562	$48,941	$1,621	3.3%
Employee benefits	10,571	8,748	1,823	20.8%
Payroll taxes	6,507	6,306	201	3.2%
Option Exchange	2,658	4,088	(1,430)	-35.0%
Incentive bonus costs	14,785	14,123	662	4.7%
Stock compensation expense	1,724	437	1,287	*
Other	6,008	5,885	123	2.1%
Total salaries and related costs	$92,815	$88,528	$4,287	4.8%

* Represents a change in excess of 100%.

For the three and six months ended June 30, 2005, salaries and related costs increased $3.7 million, or 8%, to $53.3 million, and $4.3 million, or 5%, to $92.8 million, respectively, when compared to the same periods in the prior year. These increases are primarily attributable to higher incentive bonus costs and increased employee benefit costs, as well as the impact of limited full-time salary increases in 2005 and higher stock compensation expenses. The overall increase in salaries and related costs for both periods was partially offset by lower costs related to the Option Exchange program, primarily related to the one-time $2.2 million cash payment made to employees upon acceptance of the Exchange Offer in 2004, for which there was no comparable event in 2005. See discussion below for a more detailed explanation of each of these factors.

Incentive Bonus Costs — For the three and six months ended June 30, 2005, incentive bonus costs increased approximately $1.4 million, or 11%, and $0.7 million, or 5%, respectively, when compared to the same periods in the prior year. The increase in incentive bonus costs for the periods is attributable to the Company’s financial performance through the first six months of 2005.

Employee Benefit Costs—For the three and six months ended June 30, 2005, employee benefit costs increased $1.3 million, or 33%, and $1.8 million, or 21%, respectively, when compared to the same periods in the prior year. The higher level of employee benefit costs for the periods was primarily due to increases of $0.5 million and $1.1 million, respectively, in costs related to the Company’s U.K. defined benefit pension plan (see Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1 “Financial Statements”). To a lesser extent, the increases in employee benefit costs were attributable to incremental profit-sharing costs related to the Company’s U.S. pension plans, reflecting the Company’s financial performance for the first half of 2005. In the prior periods, certain contributions to the Company’s U.S. pension plans were determined as a fixed percentage of an employee’s eligible compensation rather than via a profit-sharing formula. Also unfavorably impacting the comparison to the prior periods were increased health and welfare benefit costs in the U.K. For the six months ended June 30, 2005, the overall increase in employee benefit costs was partially offset by $0.6 million in severance costs incurred in the first quarter of 2004 related to headcount reductions in Continental Europe, for which there was no comparable event in the current period.

Full-Time Salaries—For the three and six months ended June 30, 2005, full-time salaries increased $0.9 million, or 4%, to $24.9 million, and $1.6 million, or 3%, to $50.6 million, respectively, when compared to the same periods in the prior year. These increases were principally due to limited salary increases taking effect in 2005 and the unfavorable impact of foreign currency translations ($0.4 million and $0.9 million for the three and six months ended June 30, 2005, respectively); partially offset by savings achieved as a result of certain headcount reductions taking effect in 2004.

Stock Compensation Expense—For the three and six months ended June 30, 2005 and 2004, stock compensation expense related to restricted stock shares granted pursuant to the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (excluding shares issued in conjunction with the Exchange Offer discussed below) increased $0.8 million and $1.3 million, respectively, when compared to the same periods in the prior year. These increases are primarily due to incremental stock compensation expense associated with a grant of 276,000 shares of restricted stock on February 7, 2005. The amortization of stock compensation expense related to restricted stock shares granted pursuant to the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (excluding shares issued in conjunction with the Exchange Offer discussed below) is expected to be approximately $3.9 million for the year ended December 31, 2005.

Option Exchange Program—In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004.

Compensation expense related to the Exchange Offer decreased $0.9 million, or 49%, and $1.4 million, or 35%, for the three and six months ended June 30, 2005, respectively, when compared to the same periods in the prior year. For the three months ended June 30, 2005, the decrease in compensation expense related to the Exchange Offer is principally attributable to lower amortization of stock compensation expense related to the issuance of approximately 1.1 million shares as a result of the Exchange Offer, the expense relating to which is being amortized over a graded four-year vesting period. For the six months ended June 30, 2005, the comparison of compensation expense related to the Exchange Offer to the prior year was also significantly influenced by $2.2 million of expense recognized in the first quarter of 2004 representing the full cash payment made to employees upon acceptance of the Exchange Offer on March 31, 2004, for which there is no comparable event in 2005; partially offset by the higher amortization of stock compensation expense in 2005 due to the timing of the Exchange Offer restricted stock grant in 2004.

The amortization of stock compensation expense related to the Exchange Offer is expected to be approximately $4.6 million, $2.5 million and $1.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

General and Administrative Expenses

For the three and six months ended June 30, 2005, general and administrative expenses increased $6 million, or 25%, to $30.6 million, and $7.6 million, or 15%, to $57.8 million, respectively, when compared to the same periods in the prior year. For the three and six months ended June 30, 2005, the overall increase in general and administrative expenses is largely attributable to the following factors:

•	An insurance recovery of approximately $4 million recorded in the second quarter of 2004, for which there was no comparable event in the first half of 2005.
•

Increases of $0.6 million and $1.2 million, respectively, in property taxes related to the Company’s headquarters building at 1334 York Avenue in New York as a result of a tax reassessment that became effective on July 1, 2004.

•	Increases of $0.7 million and $1.2 million, respectively, in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during 2005.
•	Increases of $0.2 million and $1.2 million, respectively, in professional fees principally related to the timing of the Company’s compliance efforts for Section 404 of the Sarbanes-Oxley Act.
•

Increases of $0.9 million and $2 million, respectively, in other professional fees partially due to fees incurred as a result of outsourcing management of the Company’s catalogue production operations in the U.S.

•	Increases in facility-related costs of $0.4 million and $0.8 million, respectively.

For the three and six months ended June 30, 2005, general and administrative costs were favorably influenced by a decrease in client goodwill gestures and authenticity claims of approximately $0.8 million, when compared to the same periods in the prior year.

For the six months ended June 30, 2005, general and administrative expenses were also favorably influenced by $2.1 million of transaction costs incurred in the first quarter of 2004 related to consummation of the Company’s agreement with Cendant to license the Sotheby’s International Realty trademark. There were no comparable fees incurred in the current period.

Net Interest Expense

For the three and six months ended June 30, 2005, net interest expense decreased $1.5 million, or 19%, and $2.8 million, or 18%, respectively, when compared to the same periods in the prior year. The improvement over the prior year is largely attributable to increases of $1.1 million and $2.1 million, respectively, in interest income resulting from significantly higher balances of cash and short-term investments, as well as higher interest rates in part due to a change in investment composition. To a lesser extent, the decrease in net interest expense versus the prior periods is attributable to lower credit facility related costs, as the Company had no outstanding credit facility borrowings during the current year, as well as lower amortization of the discount related to antitrust matters (see Note 11 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements”).

Income Tax Expense

The effective tax rate for continuing operations was approximately 33% for the three and six months ended June 30, 2005, compared to approximately 34% for the same periods in the prior year. The change in the effective rate was primarily due to permanent adjustments resulting from a current year tax benefit on stock options exercised, exempt interest income and certain other one-time adjustments which were partially offset by non deductible payments related to the antitrust settlement and other disallowable expenses.

The American Jobs Creation Act of 2004 (the “Act”), signed into law in October 2004, allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 and 2006 at an effective tax rate of 5.25%. The Company has not yet completed its evaluation of the possible effect of the Act on its plan for repatriation of foreign earnings. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability as of June 30, 2005 to reflect the possible effect of the new repatriation provision. Income tax expense, if any, associated with any repatriation under the Act will be provided in the Company’s financial statements in the reporting period in which the Company's evaluation is completed and the required management approvals have been obtained. (See statement on Forward Looking Statements and “Future Impact of Recently Issued Accounting Standards” below.)

Discontinued Operations

For information related to Discontinued Operations, see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”.

FINANCIAL CONDITION AS OF JUNE 30, 2005

This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

For the six months ended June 30, 2005, total cash and cash equivalents related to the Company’s continuing and discontinued operations decreased $46.6 million primarily due to the factors discussed below.

Net cash used by operations was $51.1 million for the six months ended June 30, 2005 and was due in part to:

•

The funding of a $15 million discretionary contribution to the Company’s U.K. defined benefit pension plan in May 2005 (see Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

•	The funding of $12 million of the fine payable to the DOJ in February 2005 (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).
•

A $9.6 million net increase in inventory due to property relating to auction guarantees that did not sell at auction during the spring auction season ($5.8 million) and investments made in certain properties during the first half of 2005 ($5.3 million).

Net cash used by operations was also significantly influenced by a $122 million decrease in amounts due to consignors, partially offset by a $35.2 million decrease in accounts receivable, both principally resulting from the timing and settlement of auction sales in the fourth quarter of 2004 and the first half of 2005. The impact of these net cash outflows from operations was also partially offset by the Company’s income from continuing operations of $32.7 million during the period, as well as the collection of $12.5 million in cash due from the Company’s partner in an auction guarantee.

Net cash provided by investing activities was $2.1 million for the six months ended June 30, 2005 and was largely due to $301.3 million in proceeds received from the maturity of short-term investments during the period and, to a lesser extent the collection of $90.6 million in client loans, a $3.6 million decrease in restricted cash and $2.7 million in distributions received from an equity investee. These investing cash inflows were almost entirely offset by the funding of $297.6 million in short-term investments, the funding of $94.1 million in new client loans and $4.4 million in capital expenditures.

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2005 and was almost entirely attributable to proceeds received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s material contractual obligations and commitments as of June 30, 2005:

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)
Long-term debt (1):
Principal payments	$100,000	$–	$–	$100,000	$–
Interest payments	26,927	6,875	13,750	6,302	–
Sub-total	126,927	6,875	13,750	106,302	–

Other commitments:
York Property capital lease	397,948	18,633	38,574	40,575	300,166
Operating lease obligations	86,197	14,046	24,581	15,330	32,240
DOJ antitrust fine (2)	15,000	15,000	–	–	–
Employment agreements (3)	3,525	3,525	–	–	–
Sub-total	502,670	51,204	63,155	55,905	332,406

Total	$629,597	$58,079	$76,905	$162,207	$332,406

(1)

Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s long-term debt. (See Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(2)

Represents the remaining fine payable to the Antitrust Division of the U.S. Department of Justice (the “DOJ”). (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(3)

Represents the remaining commitment for future salaries as of June 30, 2005 related to employment agreements with a number of employees, excluding incentive bonuses. (See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

The vendor’s commission discount certificates (the “Discount Certificates”) that were distributed in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are fully redeemable in connection with any auction that is conducted by the Company or Christie’s International, PLC (“Christie’s”) in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of June 30, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $54.6 million.

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

As of June 30, 2005, the Company had outstanding auction guarantees totaling $21.5 million, the property relating to which had a mid-estimate sales price (1) of $33 million. The property related to such auction guarantees is being offered at auctions during the second half of 2005. As of June 30, 2005, $5 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note 5 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

As of August 1, 2005, the Company had outstanding auction guarantees totaling $48.2 million, the property relating to which had a mid-estimate sales price (1) of $61.5 million. The property related to such auction guarantees is being offered at auctions during the fourth quarter of 2005. As of August 1, 2005, $18.5 million of the guaranteed amount had been advanced by the Company.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $9 million at June 30, 2005. (See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

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

Gain Contingency—During the third quarter of 2004, the Company signed an agreement for the sale of land and buildings at Billingshurst, West Sussex in the U.K. (the “Sussex Property”). The completion of the sale is conditional upon the receipt of planning permission for redevelopment of part of the site. The Company had previously disclosed in its 2004 Form 10-K and Form 10-Q for the period ended March 31, 2005 that, if completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $5 to $6 million. However, subsequent to the date of those filings as a result of discussions with the planning authorities and the developer based on recent events, the structure of the planned sale is being amended. Consequently, the amount of the expected proceeds or gain from the sale, if any, cannot be reasonably estimated at this time. The Company expects this contingency to be resolved some time in 2005 or 2006.

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

Borrowings under the GE Capital Credit Agreement are available for the funding of the Company’s ordinary working capital requirements and general corporate needs. The Company paid arrangement fees of $3 million related to the GE Capital Credit Agreement, which are being amortized to interest expense over the three-year term of the agreement. The Company’s obligations under the GE Capital Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the U.K.

The GE Capital Credit Agreement contains financial covenants requiring the Company not to exceed $15 million in annual capital expenditures, not to make dividend payments and to have a quarterly fixed charge coverage ratio of not less than 1.0. The GE Capital Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants.

At the option of the Company, borrowings under the GE Capital Credit Agreement generally bear interest equal to: (i) 1.25% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or (ii) LIBOR plus 2.5%. Pursuant to the GE Capital Credit Agreement, on a quarterly basis, the applicable interest rate charged for borrowings is adjusted up or down depending on the Company’s performance under a quarterly fixed charge coverage ratio test.

As of June 30, 2005, the Company had no outstanding borrowings under the GE Capital Credit Agreement.

The Company generally relies on operating cash flows supplemented by borrowings, when necessary, to meet its liquidity requirements. The Company currently believes that operating cash flows, current cash and short-term investment balances and borrowings available under the GE Capital Credit Agreement will be adequate to meet its short-term and long-term commitments, operating needs and capital requirements through March 4, 2007. Subsequent to March 4, 2007, management anticipates that the Company will extend or renew the GE Capital Credit Agreement or obtain other forms of long-term financing. Additionally, as a result of the current level of cash balances, short-term investments and borrowings available under the GE Capital Credit Agreement, the Company has considerably more liquidity and financial flexibility than it has had in the recent past. It is the Company’s present intention to use this additional liquidity to expand its loan portfolio. (See statement on Forward Looking Statements.)

The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the potential funding of the Company’s client loan portfolio and the funding of capital expenditures, as well as the short-term commitments to be funded prior to July 1, 2006 included in the table of contractual obligations above.

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

In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of June 30, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $54.6 million.

FACTORS AFFECTING OPERATING RESULTS AND LIQUIDITY

Operating results from the Company’s Auction and Finance segments, as well as the Company’s liquidity, are significantly influenced by a number of factors, many of which are not within the Company’s control. These factors, which are not ranked in any particular order, include:

•

The overall strength of the international economy and financial markets and, in particular, the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and China);

•	Interest rates, particularly with respect to the Finance segment’s client loan portfolio and the Company’s credit facility borrowings;
•	The impact of political conditions in various nations on the international economy and financial markets;
•	Government laws and regulations which the Company is subject to, including, but not limited to, import and export regulations, cultural patrimony laws and value added taxes;
•	The effects of foreign currency exchange rate movements;
•	The outcome of any pending legal claims or proceedings;
•	The seasonality of the Company’s auction business;
•	Competition with other auctioneers and art dealers, specifically in relation to the following factors:
(a)	The level and breadth of expertise of the dealer or auction house with respect to the property;
(b)	The extent of the prior relationship, if any, between the seller and the firm;
(c)	The reputation and historic level of achievement by a firm in attaining high sale prices in the property’s specialized category;
(d)	The desire for privacy on the part of sellers and buyers;
(e)	The amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright;

(f)	The level of auction guarantees or the terms of other financial options offered by auction houses or dealers;
(g)	The level of pre-sale estimates offered by auction houses;
(h)	The desirability of a public auction in order to achieve the maximum possible price;
(i)	The amount of commission proposed by dealers or auction houses to sell a work on consignment;
(j)	The cost, style and extent of presale marketing and promotion to be undertaken by a firm;
(k)	Recommendations by third parties consulted by the seller;
(l)	Relationships and personal interaction between the seller and the firm’s staff; and
(m)	The availability and extent of related services, such as tax or insurance appraisal and short-term financing;
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
•

The uncertainty in future costs related to the Company’s U.K. defined benefit pension plan, as well as the impact of any decline in the equity markets or unfavorable changes in interest rates on plan assets and obligations;

•	The impact of the variability in taxable income between the various jurisdictions where the Company does business on its effective tax rate; and
•	The ability of the Company to utilize its deferred tax assets.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense equal to the fair value of stock options or other share-based payments. Under SFAS No. 123(R), the Company would have been required to implement the standard as of July 1, 2005. In April 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a new rule that amended the compliance date for SFAS No. 123(R). The new rule will allow the Company to implement SFAS No. 123(R) as of January 1, 2006. The Company will adopt SFAS No. 123(R) using the modified prospective method, which will result in the amortization of stock compensation expense related to unvested stock options outstanding on the date of adoption, as well as any stock options granted subsequent to that date. The Company expects the adoption of SFAS No. 123(R) to result in the recording of compensation expense in the range of $0.5 million to $1.2 million in 2006 related to unvested stock options outstanding on the date of adoption.

The Company has adopted the provisions of FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” According to FSP No. 109-2, the Company is allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on its plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company has not yet completed its evaluation of the possible effect of the Act on its plan for repatriation of foreign earnings. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability as of June 30, 2005 to reflect the possible effect of the new repatriation provision. Income tax expense, if any, associated with any repatriation under the Act will be provided in the Company's financial statements in the reporting period in which the Company’s evaluation is completed and the required management approvals have been obtained. (See statement on Forward Looking Statements.)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Starting in 2006, the Company will apply the provisions of SFAS No. 154 on a prospective basis when applicable.

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

At June 30, 2005, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $11.4 million. Excluding the potential impact of this hypothetical strengthening or weakening of the U.S. dollar, the market risk of the Company’s financial instruments has not changed significantly as of June 30, 2005 from that set forth in the Company’s Form 10-K for the year ended December 31, 2004.

At June 30, 2005, the Company had $54.6 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2005, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2005.

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
10.1

Amendment No. 1 to Trademark License Agreement dated as of May 2, 2005 by and among SPTC Delaware, LLC (as an assignee of SPTC, Inc.) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation)

10.2

Amendment No. 2 to Trademark License Agreement dated as of May 2, 2005 by and among SPTC Delaware, LLC (as an assignee of SPTC, Inc.) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
(i)	On April 18, 2005, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” and Item 9.01, “Financial Statements and Exhibits.”
(ii)	On May 10, 2005, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” and Item 9.01, “Financial Statements and Exhibits.”
(iii)	On May 12, 2005, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”
(iv)	On June 30, 2005, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Director or Principal Officers; Election of Directors; Appointment of Principal Officers.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S HOLDINGS, INC.
By:	/s/ Michael L. Gillis
Michael L. Gillis Senior Vice President, Controller and Chief Accounting Officer

Date:	August 8, 2005

Exhibit Index

Exhibit No.	Description

10.1

Amendment No. 1 to Trademark License Agreement dated as of May 2, 2005 by and among SPTC Delaware, LLC (as an assignee of SPTC, Inc.) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation.

10.2

Amendment No. 2 to Trademark License Agreement dated as of May 2, 2005 by and among SPTC Delaware, LLC (as an assignee of SPTC, Inc.) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation.

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