Form 10-Q
period 2005-09-30
SOTHEBYS HOLDINGS INC
filed 2005-11-07
CIK 823094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
Yes  X  No __.

As of November 1, 2005, there were outstanding 57,479,550 shares of Class A Limited Voting Common Stock, par value $0.10 per share.

SOTHEBY’S HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Auction and related revenues	$53,693	$42,606	$301,426	$267,625
License fee revenues	385	–	1,009	45,000
Other revenues	2,321	1,656	6,247	5,828
Total revenues	56,399	44,262	308,682	318,453

Expenses:
Direct costs of services	8,151	6,603	37,397	32,697
Salaries and related costs	37,477	37,093	130,292	125,621
General and administrative expenses	27,447	28,893	85,215	79,091
Depreciation and amortization expense	5,466	6,040	16,680	17,528
Retention costs	–	–	–	285
Net restructuring charges	–	–	–	146
Total expenses	78,541	78,629	269,584	255,368

Operating (loss) income	(22,142)	(34,367)	39,098	63,085

Interest income	1,252	554	4,491	1,655
Interest expense	(8,356)	(8,494)	(24,498)	(25,299)
Credit facility termination costs (Note 8)	(2,938)	–	(2,938)	–
Other income (expense)	121	(51)	(93)	340

(Loss) income from continuing operations before taxes	(32,063)	(42,358)	16,060	39,781
Equity in earnings of investees, net of taxes	130	169	610	442
Income tax (benefit) expense	(10,714)	(13,917)	5,152	13,918
(Loss) income from continuing operations	(21,219)	(28,272)	11,518	26,305

Discontinued operations (Note 4):
Income (loss) from discontinued operations before taxes	204	(491)	(467)	38,551
Income tax (benefit) expense	(54)	(87)	(244)	14,335
Income (loss) from discontinued operations	258	(404)	(223)	24,216

Net (loss) income	($20,961)	($28,676)	$11,295	$50,521

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	($0.35)	($0.46)	$0.19	$0.43
Earnings (loss) from discontinued operations	0.00	(0.01)	(0.00)	0.39
Basic (loss) earnings per share:	($0.34)	($0.46)	$0.18	$0.82

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	($0.35)	($0.46)	$0.18	$0.42
Earnings (loss) from discontinued operations	0.00	(0.01)	(0.00)	0.39
Diluted (loss) earnings per share:	($0.34)	($0.46)	$0.18	$0.81

Weighted average shares outstanding:
Basic	61,135	61,941	62,184	61,734
Diluted	61,135	61,941	63,336	62,432

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	September 30, 2005 (UNAUDITED)	December 31, 2004	September 30, 2004 (UNAUDITED)
A S S E T S
Current Assets:
Cash and cash equivalents	$39,075	$147,023	$31,097
Restricted cash	921	12,401	1,588
Short-term investments	–	110,000	25,000
Accounts receivable, net of allowance for doubtful accounts of $5,314, $6,172 and $6,011	172,599	410,910	195,600
Notes receivable and consignor advances, net of allowance for credit losses of $1,449, $1,759 and $1,463	99,719	56,716	72,915
Inventory	45,355	34,126	14,754
Deferred income taxes	–	–	6,649
Prepaid expenses and other current assets	59,725	61,079	59,972
Assets held for sale	–	–	153
Total Current Assets	417,394	832,255	407,728

Non-Current Assets:
Notes receivable	38,370	35,575	38,948
Properties, net of accumulated depreciation and amortization of $132,568, $122,318 and $111,994	223,127	238,533	238,564
Goodwill	13,492	13,753	13,540
Investments	25,840	28,343	27,885
Deferred income taxes	82,789	73,182	77,568
Other assets	5,864	3,705	3,562
Total Assets	$806,876	$1,225,346	$807,795

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$138,896	$470,946	$145,421
Accounts payable and accrued liabilities	81,682	112,871	76,643
Deferred revenues	5,163	4,799	5,467
Accrued income taxes	11,581	10,153	6,220
Deferred income taxes	2,298	5,462	–
York Property capital lease obligation	1,091	123	122
Deferred gain on sale of York Property	1,129	1,129	1,129
Settlement liabilities	19,005	14,454	13,941
Liabilities held for sale	–	–	150
Total Current Liabilities	260,845	619,937	249,093

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $320, $383, and $423	99,680	99,617	99,597
Credit facility borrowings	120,000	–	–
Settlement liabilities	43,665	61,085	61,546
York Property capital lease obligation	170,985	172,046	172,076
Deferred gain on sale of York Property	18,527	19,374	19,656
Other liabilities	19,076	17,368	18,382
Total Liabilities	732,778	989,427	620,350

Commitments and contingencies (see Note 10)

Shareholders’ Equity:
Common Stock, $0.10 par value	5,740	6,374	6,326

Authorized shares—125,000,000 of Class A and 75,000,000 of Class B, Issued and outstanding shares—57,483,876, 45,923,612 and 45,526,812 of Class A, and 0, 17,850,808 and 17,874,272 of Class B at September 30, 2005, December 31, 2004 and September 30, 2004, respectively

Additional paid-in capital	63,687	230,124	225,884
Retained earnings (accumulated deficit)	19,433	8,139	(28,020)
Deferred compensation expense	(9,347)	(10,341)	(12,556)
Accumulated other comprehensive (loss) income	(5,415)	1,623	(4,189)
Total Shareholders’ Equity	74,098	235,919	187,445
Total Liabilities and Shareholders’ Equity	$806,876	$1,225,346	$807,795

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Thousand of dollars)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Operating Activities:
Net income*	$11,295	$50,521

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	16,680	17,528
Gain on sale of discontinued operations (Note 4)	–	(32,268)
Equity in earnings of investees	(610)	(442)
Deferred income tax (benefit) expense	(7,736)	111
Tax benefit of stock option exercises	–	553
Restricted stock compensation expense	6,301	4,300
Asset provisions	3,683	2,975
Write-off of fees and direct costs related to GE Capital Credit Agreement (Note 8)	1,938	–
Amortization of discount related to antitrust matters	3,025	3,676
Other	886	1,048

Changes in assets and liabilities:
Decrease in accounts receivable	222,761	43,793
(Increase) decrease in inventory	(15,575)	1,144
Increase in prepaid expenses and other current assets	(4,828)	(12,863)
Increase in other long-term assets	(2,331)	(231)
Funding of settlement liabilities	(16,328)	(9,498)
Decrease in due to consignors	(320,529)	(115,559)
(Decrease) increase in accrued income taxes and deferred income tax liabilities	(3,970)	9,288
Decrease in accounts payable and accrued liabilities and other liabilities	(28,579)	(7,651)
Adjustments related to discontinued operations (Note 4)	–	3,836
Net cash used by operating activities	(133,917)	(39,739)

Investing Activities:
Funding of notes receivable and consignor advances	(152,722)	(134,657)
Collections of notes receivable and consignor advances	105,914	127,857
Purchases of short-term investments	(323,163)	(75,000)
Proceeds from maturities of short-term investments	433,163	50,000
Capital expenditures	(6,555)	(10,995)
Proceeds from sale of discontinued operations (Note 4)	–	53,863
Distributions from equity investees	3,442	1,428
Decrease in restricted cash	11,997	6,105
Adjustments related to discontinued operations (Note 4)	–	969
Net cash provided by investing activities	72,076	19,570

Financing Activities:
Proceeds from credit facility borrowings	120,000	65,000
Repayments of credit facility borrowings	–	(85,000)
Recapitalization (Note 3)	(170,364)	–
Decrease in York Property capital lease obligation	(93)	(84)
Proceeds from exercise of stock options	4,829	5,220
Net cash used by financing activities	(45,628)	(14,864)

Impact of consolidating variable interest entity	126	749
Effect of exchange rate changes on cash and cash equivalents	(605)	(22)

Decrease in cash and cash equivalents	(107,948)	(34,306)
Cash and cash equivalents at beginning of period	147,023	65,403
Cash and cash equivalents at end of period	$39,075	$31,097

*Net (loss) income from discontinued operations (Note 4)	($223)	$24,216

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

Auction Rate Securities — In connection with the preparation of the Company’s Form 10-K for the year ended December 31, 2004, management concluded that it was appropriate to classify its investments in Auction Rate Securities (“ARS”) as Short-Term Investments in its Consolidated Balance Sheets. ARS are typically backed by long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through a Dutch auction process. Previously, ARS were classified as Cash and Cash Equivalents in the Consolidated Balance Sheets. Accordingly, the Company has reclassified $25 million in ARS to Short-Term Investments from Cash and Cash Equivalents in the September 30, 2004 Consolidated Balance Sheet. As of September 30, 2005, the Company held no ARS. As of December 31, 2004, the Company held $110 million of ARS that are classified as Short-Term Investments.

The Company has also made corresponding adjustments to the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, to reflect gross purchases of $75 million and proceeds of $50 million collected from the maturity of ARS as Investing Activities rather than as a component of Cash and Cash Equivalents. This change in classification does not affect previously reported cash flows from Operations or from Financing Activities in the Company’s previously reported Consolidated Statements of Cash Flows.

This reclassification also does not affect the Company’s previously reported Consolidated Income Statements for any period.

Special Charges — Prior to the first quarter of 2005, expenses related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil litigation were classified as Special Charges in the Consolidated Income Statements. Beginning in the first quarter of 2005, such expenses, consisting principally of settlement administration costs and legal fees, are classified within General and Administrative Expenses for all periods presented as they are no longer significant to the Company’s results. For the three and nine months ended September 30, 2004, the amounts previously presented as Special Charges were $0.4 million and $1.7 million, respectively. For the three and nine months ended September 30, 2005, antitrust related expenses included in General and Administrative Expenses were $0.4 million and $0.8 million, respectively.

Discontinued Operations —In the fourth quarter of 2003, as well as in the third and fourth quarters of 2004, the various components of the Company’s former Real Estate segment qualified for treatment as discontinued operations. Accordingly, its related operating results are reported as discontinued operations in the Consolidated Income Statements, and any assets and liabilities to be sold are classified as held for sale in the Consolidated Balance Sheets. (See Note 4 for more detailed information related to Discontinued Operations.)

Earnings from Equity Method Investees — Prior to the fourth quarter of 2004, the Company’s share of earnings from equity method investments was presented on a pre-tax basis within Auction and Related Revenues in the Consolidated Income Statements. Beginning in the fourth quarter of 2004, such amounts are presented net of taxes in the Consolidated Income Statements as a separate line below Income from Continuing Operations Before Taxes. Prior year amounts in the Consolidated Income Statements and in Note 5 below have been adjusted to conform to the current period presentation.

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

The table below demonstrates that approximately 80% of the Company’s Aggregate Auction Sales occur during the second and fourth quarters of the year.

	Percentage of Annual Aggregate Auction Sales

	2004	2003	2002
January - March	9%	12%	11%
April - June	41%	34%	38%
July - September	7%	7%	12%
October - December	43%	47%	39%
	100%	100%	100%
3.	Recapitalization

On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”), dated as of such date, with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company’s largest shareholders, holding in the aggregate 14,034,158 shares of the Company’s Class B Common Stock, par value $0.10 per share (the “Class B Stock”), representing approximately 62.4% of the aggregate voting power of the Company’s capital stock. In addition, Robert S. Taubman, A. Alfred Taubman’s son, is a director of the Company.

Pursuant to the Agreement, the Company agreed to exchange all 14,034,158 shares of Class B Stock owned by the Shareholders for $168,409,896 in cash and 7.1 million shares of the Company’s Class A Limited Voting Common Stock, par value $0.10 per share (the “Class A Stock”), (such exchange, the “Transaction”). (See “Mechanics of Effecting the Transaction; Funding” below.) Completion of the Transaction was not subject to any conditions and it was completed on September 7, 2005. Because the outstanding shares of Class B Stock constituted less than fifty percent of the aggregate voting power of the Company’s outstanding common stock following completion of the Transaction, pursuant to the Company’s Third Amended and Restated Articles of Incorporation (the “Articles”), following completion of the Transaction each remaining outstanding share of Class B Stock was automatically converted into one share of Class A Stock without any action on the part of the holder thereof. Following completion of the Transaction and such conversion, the Company had outstanding approximately 57.3 million shares of Class A Stock (of which the Shareholders owned 7.1 million, or approximately 12.4%) and no shares of Class B Stock.

The Company’s Board of Directors appointed a Special Committee to carefully examine all details of the Transaction. The Special Committee consisted of four disinterested Directors who, after careful deliberation and negotiation, and based on the advice of independent legal and financial advisors retained by the Special Committee, unanimously recommended that the Company’s Board of Directors approve the Transaction.

As a result of the Transaction, the dual class super-voting share structure, which had been in place since the Company’s initial public offering in 1988, was eliminated; allowing for a corporate governance structure that is more consistent with the best practices of public companies. The Company also believes that the simplified share structure will enhance share liquidity and increase the Company’s strategic and financing flexibility.

Mechanics of Effecting the Transaction; Funding — Under the terms of the Agreement, the Transaction was effected by means of: (1) the Shareholders voluntarily converting, on a one-for-one basis pursuant to the Articles, 7.1 million shares of Class B Stock into shares of Class A Stock, and (2) the Company acquiring the remaining shares of Class B Stock owned by the Shareholders for aggregate cash consideration of approximately $168 million. The Company funded the cash portion of the consideration plus direct transaction and financing costs with then existing cash balances and $100 million in borrowings under a new credit facility (see Note 8).

The total cost to acquire the Class B Stock owned by the Shareholders of approximately $177 million (including approximately $9 million in direct transaction costs, of which $2 million had been paid as of September 30, 2005) was accounted for solely as a treasury stock transaction in the third quarter of 2005, with Common Stock and Additional Paid-In Capital being reduced by almost the entire cost of the acquired shares. Additionally, the Company ascribed a portion of the cost to the Standstill (as described below) based on its fair value and expensed such amount as incurred within Other Income (Expense) in the period of the Transaction.

Direct financing costs of approximately $3 million attributable to the new credit facility are being amortized on a straight-line basis over the term of the facility (see Note 8).

Standstill — In the Agreement, each Shareholder agreed to a customary standstill lasting until the earlier of (1) the fourth anniversary of the Transaction or (2) 30 days after the date on which (a) the Shareholders, together with their affiliates, own, in the aggregate, securities representing less than ten percent of the Company’s total outstanding voting power and (b) no affiliate of any Shareholder is a member of the Board of Directors of the Company (however, if such 30th day would otherwise occur on or before the second anniversary of the Transaction, such 30th day would not be deemed to occur until such second anniversary). The terms of the standstill generally state that, each Shareholder shall not (unless requested by the Company): (1) acquire or propose to acquire ownership of or the ability to vote any securities or other property of the Company or any of its subsidiaries or (2) act to seek to control or influence the management, Board of Directors, shareholders, business, operations or policies of the Company.

Restrictions on Transfer — In the Agreement, each Shareholder agreed that, prior to the second anniversary of the Transaction, such Shareholder would not transfer any shares of Class A Stock or any economic interest therein, except to an affiliate of such Shareholder in connection with tax- or estate-planning transactions, or, to the extent permitted by law, for sales of shares of Class A Stock in any three month period, that when aggregated with sales by all other Shareholders in such period, would not exceed the greater of one percent of the outstanding shares of Class A Stock or the average weekly trading volume of the Class A Stock during the four weeks preceding such sale.

Registration Rights — In the Agreement, the Company agreed that, following the second anniversary of the Transaction and on not more than two occasions, the Shareholders would have the right to require the Company to file a registration statement under the federal securities laws registering the sale of all or a portion of the shares of Class A Stock owned by the Shareholders that are not otherwise freely tradable, provided that the market value of the securities proposed to be sold exceeds specified thresholds. The Company has the right to defer the filing of such registration statement under certain circumstances. The Company also agreed to allow the Shareholders to participate in any registration statement proposed to be effected by the Company following the second anniversary of the Transaction, subject to certain restrictions.

The Company agreed to pay all expenses incurred in connection with such registration, other than any underwriting discounts or commissions, and also agreed to indemnify each Shareholder from losses incurred as a result of material misstatements or omissions in such registration statement (other than those that are the responsibility of the Shareholders, losses incurred by the Company as a result of which would be subject to indemnification from the Shareholders).

4.	Discontinued Operations

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

As a result of the sale of the real estate brokerage business and affiliate network to Cendant, the Company recognized a pre-tax gain of $32.3 million for the nine months ended September 30, 2004, which is recorded within Income from Discontinued Operations Before Taxes in the Consolidated Income Statements.

The $45 million of proceeds allocated to the License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company is reporting ongoing license fees earned during the term of the License Agreement, as well as license fee revenue earned in the future from other potential licensing opportunities. The Company incurred transaction costs of $2.2 million related to the consummation of the License Agreement, which were recorded within General and Administrative Expenses in the Consolidated Income Statements.

In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby’s International Realty trademark and certain related trademarks in Australia. The Company expects to consummate a license agreement related to such trademarks in the first half of 2006. Accordingly, the operating results of the Australia real estate brokerage business are reported as discontinued operations in the Consolidated Income Statements for all periods presented. The Australia real estate brokerage business, which is the only remaining component of the Company’s former Real Estate segment, is not material to the Company’s results of operations, financial condition or liquidity.

The following is a summary of the results of the Company’s discontinued operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars)
Revenues	$93	$755	$776	$16,073

Expenses:
Direct costs of services	–	208	43	1,220
Salaries and related costs	44	286	119	5,185
General and administrative expenses	(156)	708	1,079	3,307
Depreciation and amortization expense	1	16	5	42
Total expenses	(111)	1,218	1,246	9,754

Operating income (loss)	204	(463)	(470)	6,319

Gain on sale of discontinued operations	–	–	–	32,268
Other (expense) income	–	(28)	3	(36)

Income (loss) from discontinued operations before taxes	204	(491)	(467)	38,551
Income tax (benefit) expense	(54)	(87)	(244)	14,335

Income (loss) from discontinued operations	$258	$(404)	$(223)	$24,216

According to the terms of the Stock Purchase Agreement related to the sale of SIR, the Company is due to receive amounts collected by Cendant for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the three months ended September 30, 2005 and 2004, revenues from discontinued operations included $23,000 and $0.3 million, respectively, of such amounts. For the nine months ended September 30, 2005 and 2004, revenues from discontinued operations included $0.5 million and $8.6 million, respectively, of such amounts.

As of September 30, 2004, Assets Held for Sale and Liabilities Held for Sale were approximately $0.2 million, respectively. Such assets and liabilities relate to the Company’s former real estate brokerage business in the United Kingdom (“U.K.”), which was sold to Cendant in December 2004.

5.	Segment Reporting

The Company’s continuing operations are organized under two business segments – Auction and Finance. The Auction segment is an aggregation of operations in North America, Europe and Asia as they are similar in service, customers and the way in which the service is provided. The Company’s discontinued real estate brokerage business, which comprised its former Real Estate segment, is not included in this presentation. (See Note 4 for further information on discontinued operations.)

As discussed in Note 1 above, prior to the fourth quarter of 2004, the Company’s share of earnings from equity method investments was presented on a pre-tax basis within Auction and Related Revenues in the Consolidated Income Statements. Beginning in the fourth quarter of 2004, such amounts are presented net of taxes in the Consolidated Income Statements as a separate line below Income from Continuing Operations before Taxes. Prior year amounts in the presentation below have been adjusted to conform to the current period presentation.

The table below presents revenues for the Company’s operating segments, as well as a reconciliation of segment revenues to total revenues from continuing operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars)
Auction	$53,693	$42,606	$301,426	$267,625
Finance	2,112	1,324	5,088	4,405
All Other	594	332	2,168	1,423

Total segment revenues	56,399	44,262	308,682	273,453

Unallocated amounts:
One-time License fee revenue (see Note 4)*	–	–	–	45,000

Total revenues from continuing operations	$56,399	$44,262	$308,682	$318,453

*

Represents a one-time non-refundable upfront license fee related to the consummation of the License Agreement. Ongoing license fees earned during the term of the License Agreement are reflected in All Other.

The table below presents (loss) income before taxes for the Company’s operating segments, as well as a reconciliation of segment (loss) income before taxes to (Loss) Income from Continuing Operations Before Taxes for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars)
Auction	$(27,611)	$(39,791)	$24,664	$4,309
Finance	(152)	(515)	(1,319)	(515)
All Other	166	(197)	428	(416)
Segment (loss) income before taxes	(27,597)	(40,503)	23,773	3,378

Unallocated amounts:
Credit facility termination costs (see Note 8)**	(2,938)	–	(2,938)	–
One-time license fee revenue (see Note 4)	–	–	–	45,000
License Agreement transaction costs (see Note 4)***	–	(16)	–	(2,158)
Antitrust related expenses (see Note 1)	(350)	(368)	(811)	(1,652)
Amortization of discount - DOJ antitrust fine (see Note 12)	(294)	(506)	(952)	(1,543)
Amortization of discount - Discount Certificates (see Note 12)	(683)	(705)	(2,073)	(2,133)
Retention costs	–	–	–	(285)
Net restructuring charges	–	–	–	(146)
Equity in earnings of investees****	(201)	(260)	(939)	(680)
(Loss) income from continuing operations before taxes	$(32,063)	$(42,358)	$16,060	$39,781

**

Represents a $1 million termination fee and the write-off of approximately $1.9 million in arrangement fees and other direct costs related to the termination of the Company’s senior secured credit agreement with General Electric Capital Corporation (see Note 8).

***

Represents transaction costs related to the consummation of the License Agreement, which are not allocated to the Company’s operating segments. This is consistent with how the related one-time license fee revenue is presented for segment reporting purposes.

****

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in (loss) income before taxes for the Auction segment, but are presented net of taxes below (Loss) Income from Continuing Operations Before Taxes in the Consolidated Income Statements.

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2005, December 31, 2004 and September 30, 2004:

	September 30, 2005	December 31, 2004	September 30, 2004
	(Thousands of dollars)
Auction	$610,968	$1,064,091	$632,634
Finance	112,980	86,601	89,684
All Other	139	1,472	1,107
Total segment assets	724,087	1,152,164	723,425

Unallocated amounts:
Deferred tax assets	82,789	73,182	84,217
Assets held for sale (see Note 4)	–	–	153
Consolidated Assets	$806,876	$1,225,346	$807,795
6.	Receivables

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

At September 30, 2005, approximately $22.2 million, or 13%, of the net Accounts Receivable balance was due from one purchaser. The Company received an $11.1 million payment related to this receivable on October 10, 2005. The remaining $11.1 million is due and payable to the Company in January 2006.

Notes Receivable and Consignor Advances –The Company’s Finance segment provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company’s general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low pre-sale auction estimate of the collateral) of 50% or lower. The Company will also lend at loan to value ratios higher than 50%. All of the Company’s loans are variable interest rate loans.

The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors. Term loans are generally made with full recourse against the borrower. In certain instances, however, term loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $3.9 million, $6 million and $5.8 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company’s share of any profit or loss is reflected in the results of the Auction segment. The total of all such unsecured loans was $3.4 million, $5.4 million and $5.1 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At September 30, 2005, one term loan totaling $19.3 million with a maturity date of September 2006 comprised approximately 14% of the net Notes Receivable and Consignor Advances balance. The value of the collateral relating to this term loan is approximately $38.5 million. On October 17, 2005, the Company made an additional $32.3 million secured term loan with a maturity date of March 2007 to the same borrower. The value of the collateral relating to this term loan is approximately $63.8 million.

The weighted average interest rates charged on Notes Receivable and Consignor Advances were 6.7% and 5.0% for the three months ended September 30, 2005 and 2004, respectively. The weighted average interest rates charged on Notes Receivable and Consignor Advances were 6.4% and 5.9% for the nine months ended September 30, 2005 and 2004, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
	(Thousands of dollars)

Allowance for credit losses at January 1	$1,759	$1,600
Change in loan loss provision	(270)	(33)
Write-offs	–	(103)
Foreign currency exchange rate changes	(40)	(1)
Allowance for credit losses at September 30	$1,449	$1,463

7.	Goodwill

Goodwill is entirely attributable to the Auction segment. For the nine months ended September 30, 2005 and 2004, changes in the carrying value of Goodwill were as follows:

	Nine Months Ended September 30,
	2005	2004
	(Thousands of dollars)

Balance as of January 1	$13,753	$13,565
Foreign currency exchange rate changes	(261)	(25)
Balance as of September 30	$13,492	$13,540

8.	Credit Arrangements

Bank Credit Facilities — On September 7, 2005, in connection with the Transaction described in Note 3 above, the Company terminated its senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). The GE Capital Credit Agreement provided for borrowings of up to $200 million through an international syndicate of lenders and was originally available through March 4, 2007.

As a result of the termination of the GE Capital Credit Agreement, the Company incurred a $1 million termination fee and wrote off approximately $1.9 million in arrangement fees and other direct costs related to the GE Capital Credit Agreement, which were previously being amortized over the term of the agreement. These charges are combined and reflected as a separate caption in the Consolidated Income Statements for the three and nine months ended September 30, 2005.

On September 7, 2005, also in connection with the Transaction described in Note 3 above, the Company entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement provides for borrowings of up to $200 million through a revolving credit facility. The BofA Credit Agreement also provides for the ability to increase the amount of available borrowings by $50 million to $250 million on a one-time basis. As of October 31, 2005, the Company received commitments from new lenders for an additional $40 million and expects to close on the full $50 million of additional commitments by the end of November 2005. The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, unamortized debt discount and eligible loans). As of September 30, 2005, the amount of unused borrowing capacity available under the BofA Credit Agreement was $25.8 million, consisting of a borrowing base of $145.8 million less $120 million in borrowings outstanding on that date. Such outstanding borrowings are classified as Long-Term Liabilities in the Consolidated Balance Sheet as of September 30, 2005. As of October 31, 2005, the amount of unused borrowing capacity available under the BofA Credit Agreement was $70 million, consisting of a borrowing base of $200 million less $130 million in borrowings outstanding on that date.

The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 (as discussed in more detail below) are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008.

Borrowings under the BofA Credit Agreement are available to be used to: (a) finance in part the Transaction and related fees and expenses and (b) provide ongoing working capital and for other general corporate purposes of the Company.

The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the U.K.

The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 4.0 for quarters ending September 30, 2005 to September 30, 2006, (ii) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (iii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments, if any, must be paid solely out of 40% of the Company’s net income arising after June

30, 2005 and computed on a cumulative basis. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants.

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. During the three months ended September 30, 2005, no amounts were outstanding under the GE Capital Credit Agreement, and the weighted average interest rate charged on outstanding borrowings under the BofA Credit Agreement was approximately 5.5%.

The Company paid underwriting and structuring fees of $2.6 million related to the BofA Credit Agreement, which are being amortized on a straight-line basis to Interest Expense over the term of the facility.

Senior Unsecured Debt —In February 1999, the Company issued a tranche of long-term debt securities (defined above as the “Notes”), pursuant to the Company’s $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August.

The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants.

Interest Expense —For the three and nine months ended September 30, 2005 and 2004, interest expense related to the Company’s continuing operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars)
Credit Facility Borrowings:
Interest expense on outstanding borrowings	$382	$–	$382	$298
Amortization of amendment and arrangement fees	210	250	710	864
Commitment fees	201	258	704	610
Sub-total	793	508	1,796	1,772

Interest expense on York Property capital lease obligation	4,474	4,477	13,425	13,434
Interest expense on long-term debt	1,740	1,738	5,219	5,214
Amortization of discount - DOJ antitrust fine (see Note 12)	294	506	952	1,543
Amortization of discount - Discount Certificates (see Note 12)	683	705	2,073	2,133
Other interest expense	372	560	1,033	1,203
Total	$8,356	$8,494	$24,498	$25,299

Other interest expense principally relates to interest accrued on the obligations under the Sotheby’s, Inc. Benefit Equalization Plan and its successor, the Sotheby’s, Inc. 2005 Benefit Equalization Plan, which are unfunded defined contribution plans available to certain U.S. officers of the Company whose contributions to the Sotheby’s, Inc. Retirement Savings Plan are limited by Internal Revenue Service regulations.

9.	Defined Benefit Pension Plan

The Company makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Plan”). Effective April 1, 2004, the U.K. Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

For the three and nine months ended September 30, 2005 and 2004, the components of net periodic pension cost were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars)
Service cost	$1,538	$1,665	$4,767	$4,999
Interest cost	3,071	2,791	9,517	8,379
Expected return on plan assets	(4,204)	(4,111)	(12,588)	(12,343)
Amortization of prior service cost	65	66	202	199
Amortization of actuarial loss	511	262	1,584	786
Sub-total	981	673	3,482	2,020
Special termination benefits	–	–	–	13	*
Net periodic pension cost	$981	$673	$3,482	$2,033

*	Special termination benefits are reflected in the Consolidated Income Statements within Net Restructuring Charges.

The Company expects to contribute approximately $17 million to the U.K. Plan in 2005, including a $15 million discretionary contribution made in May 2005.

10.	Commitments and Contingencies

Employment Agreements —The Company has employment agreements with a number of employees, which expire in June 2006 and August 2008. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses which are payable only if specified Company and individual goals are attained. The aggregate remaining commitment for salaries related to these employment agreements, excluding incentive bonuses, was approximately $4 million as of November 1, 2005.

Lending Commitments —In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $11.6 million at September 30, 2005.

Legal Actions —The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie’s International, PLC (“Christie’s”) for auction services during the period 1993 to 2000. The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business.

Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

Gain Contingency — During the third quarter of 2004, the Company signed an agreement for the sale of land and buildings at Billingshurst, West Sussex in the U.K. (the “Sussex Property”). The completion of the sale is conditional upon the receipt of planning permission for redevelopment of part of the site. If completed, the sale of the Sussex Property would result in a pre-tax gain of approximately $5 million. The Company is not certain when this contingency will be resolved.

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

As of September 30, 2005, the Company had outstanding auction guarantees totaling $73.1 million, the property relating to which had a mid-estimate sales price (1) of $79.6 million. The Company’s financial exposure under these auction guarantees is reduced by $8 million as a result of sharing arrangements with unaffiliated third parties. The property related to such auction guarantees is being offered at auctions in the fourth quarter of 2005 and the first quarter of 2006. As of September 30, 2005, $36.2 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company has recorded its $34 million share of these advances within Notes Receivable and Consignor Advances and $2.2 million within Other Assets representing amounts funded by the Company on behalf of its partners. As of September 30, 2005, December 31, 2004 and September 30, 2004, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.7 million, $0.1 million and $1.1 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

As of November 4, 2005, the Company had outstanding auction guarantees totaling $62.4 million, the property relating to which had a mid-estimate sales price (1) of $67.1 million. The Company’s financial exposure under these auction guarantees is reduced by $13.3 million as a result of sharing arrangements with unaffiliated third parties. The property related to such auction guarantees is being offered at auctions in the fourth quarter of 2005 and the first half of 2006. As of November 4, 2005, $30.6 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company will record its $28.4 million share of these advances within Notes Receivable and Consignor Advances and $2.2 million within Other Assets representing amounts funded by the Company on behalf of its partners.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

12.	Settlement Liabilities

In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie’s. The Company has pled guilty to a violation of the U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charges to sellers in the U.S. and elsewhere. In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Settlement Liabilities of $34.1 million representing the present value of the fine payable. The $10.9 million discount on the amount due is being amortized to interest expense over the five-year period during which the fine is being paid. As of September 30, 2005, the carrying value of the fine payable to the DOJ reflected as current liability in the Consolidated Balance Sheets was $14.6 million. The final payment of $15 million owed under the fine is due on February 6, 2006.

Additionally, in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of September 30, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $52.6 million and the carrying value of such Discount Certificates reflected in the Consolidated Balance Sheets was $48.1 million.

As of September 30, 2005, December 31, 2004 and September 30, 2004, Settlement Liabilities consisted of the following:

	September 30, 2005		December 31, 2004	September 30, 2004
	(Thousands of dollars)
Current:
Discount Certificates (net)	$4,400	*	$3,700	$3,400
DOJ antitrust fine (net)	14,605		10,754	10,541
Sub-total	19,005		14,454	13,941

Long-term:
Discount Certificates (net)	43,665		46,186	46,940
DOJ antitrust fine (net)	–		14,899	14,606
Sub-total	43,665		61,085	61,546

Total	$62,670		$75,539	$75,487

*

The current portion of the liability for the Discount Certificates represents management’s estimate of redemptions expected during the twelve-month period after the current balance sheet date and is based on an analysis of historical redemption activity.

During the nine months ended September 30, 2005, amounts charged to and cash payments made against Settlement Liabilities were:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)
Settlement Liabilities as of January 1, 2005	$49,886	$25,653	$75,539
Cash payment to DOJ	–	(12,000)	(12,000)
Redemption of Discount Certificates	(4,328)	–	(4,328)
Amortization of discount	2,073	952	3,025
Loss on redemption of Discount Certificates	434	–	434
Settlement Liabilities as of September 30, 2005	$48,065	$14,605	$62,670

13.	Comprehensive (Loss) Income

The Company’s comprehensive (loss) income includes the net (loss) income for the period, as well as other comprehensive (loss) income, which consists of the change in the foreign currency translation adjustment account during the period. For the three and nine months ended September 30, 2005 and 2004, comprehensive (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars)
Net (loss) income	($20,961)	($28,676)	$11,295	$50,521
Other comprehensive (loss) income	(965)	409	(7,038)	(904)
Comprehensive (loss) income	($21,926)	($28,267)	$4,257	$49,617

14.	Stock-Based Compensation

Stock Option Plans—As currently permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to measure stock-based compensation related to its employee stock option plans using the intrinsic value approach under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” When the intrinsic value approach is used, SFAS No. 123 requires supplemental disclosure to show the effects of using this approach on net income (loss) and earnings (loss) per share.

Restricted Stock Plan—Compensation expense related to restricted stock shares issued pursuant to the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”) is determined based on the fair value of the shares issued on the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its employee stock compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of dollars, except per share data)

Net (loss) income, as reported	($20,961)	($28,676)	$11,295	$50,521
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	1,278	1,417	4,243	2,989

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,676)	(2,141)	(5,385)	(4,337)
Pro forma net (loss) income	($21,359)	($29,400)	$10,153	$49,173

(Loss) earnings per share:
Basic (loss) earnings per share, as reported	($0.34)	($0.46)	$0.18	$0.82
Basic (loss) earnings per share, pro forma	($0.35)	($0.47)	$0.16	$0.80
Diluted (loss) earnings per share, as reported	($0.34)	($0.46)	$0.18	$0.81
Diluted (loss) earnings per share, pro-forma	($0.35)	($0.47)	$0.16	$0.79

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

15.	Variable Interest Entity

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

The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of September 30, 2005 is inventory with a carrying value of approximately $3.8 million. Such inventory consists entirely of artwork and is the collateral for the $3.7 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of June 30, 2005, the entity had total assets of $5.2 million, total liabilities of $4.9 million and capital of $0.3 million.

16.	Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2005 was approximately 32%. Reflected in this rate is a $3.9 million benefit arising from the release of the valuation allowance related to the Company’s U.S. Federal tax operating loss carryovers during the third quarter of 2005. The change in the valuation allowance resulted from management’s evaluation of the expected utilization of such operating loss carry forwards. In making this assessment, management considered, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

Also included in the effective tax rate for the period is an additional provision of $2.9 million related to foreign and state and local tax matters. The total amount provided on these issues to date is $4.2 million and represents management’s estimate of probable future settlements with the taxing jurisdictions.

The Company has adopted the provisions of FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” According to FSP No. 109-2, the Company is allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on its plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of September 30, 2005, the Company had not yet finalized its plan for repatriation of foreign earnings. Accordingly, as provided for in FSP No. 109-2, the Company has not yet adjusted its income tax expense and balance sheet as of September 30, 2005 to reflect the effect of the new repatriation provision. On November 7, 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate up to $72 million of foreign earnings under the Act during the fourth quarter of 2005. The Company will determine the amount to be repatriated and the associated tax cost of such repatriation during the fourth quarter of 2005. The repatriation will conclude by December 31, 2005. Planned uses of the repatriated funds include domestic expenditures relating to capital asset costs and investments, as well as other permitted activities.

17.	Recently Issued Accounting Standards

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

(See Note 14 for a discussion of SFAS No. 123(R), “Share-Based Payment,” which will be adopted by the Company on January 1, 2006.)

(See Note 16 for a discussion of FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Use of Non-GAAP Financial Measures

GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) from time-to-time are financial measures presented in accordance with GAAP and also on a non-GAAP basis. Specifically, in MD&A for second quarter and annual filings, the Company typically makes reference to Adjusted EBITDA, which is defined as income from continuing operations before taxes, net interest expense and depreciation and amortization expense, as well as the one-time license fee revenue and transaction costs related to the Company’s license agreement with Cendant Corporation (“Cendant”) and certain one-time costs related to the termination of the Company’s previous senior secured credit agreement. Management believes that Adjusted EBITDA provides a useful supplemental measure of the Company’s operations and financial performance. Management also believes that EBITDA-based measures are used by many investors, equity analysts and rating agencies as a measure of the Company’s financial performance. It is important to note that Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Furthermore, Adjusted EBITDA should not be considered as an alternative to income from continuing operations before taxes determined in accordance with GAAP. Management utilizes this non-GAAP financial measure in analyzing its operating results.

Management believes that this non-GAAP financial measure is only relevant for its second quarter and annual filings due to the seasonality of the Company’s business, as discussed above. Therefore, there are no non-GAAP financial measures used in this Form 10-Q.

Overview

The Company’s results for the three and nine months ended September 30, 2005 reflect the continuing strength of the international art market as Net Auction Sales (defined below) and Private Sale totals remained historically strong. Auction commission revenues increased $9 million, or 26%, and $38.3 million, or 17%, respectively, when compared to the same periods in the prior year. The Company was able to achieve such results due to a higher level of Net Auction Sales in the first and third quarters of 2005 when compared to the equivalent prior periods, along with a significant improvement in year-to-date auction commission margins. However, because year-to-date results for 2004 included a one-time license fee of $45 million earned in conjunction with the sale of the Company’s domestic real estate brokerage business (see “Discontinued Operations” below), year-to-date results for 2005 are substantially lower than those reported in the prior year.

Management currently anticipates a continuation of the strong international art market and is encouraged by the Company’s results through September 30, 2005, as well as fourth quarter results to date in addition to prospects for sales that have yet to occur during the remainder of 2005. (See statement on Forward Looking Statements.)

The Company’s pre-tax results from continuing operations for the three and nine months ended September 30, 2005 and 2004 are summarized below (in thousands of dollars):

	Three Months Ended September 30,
	2005	2004	$ Change	% Change
Revenues:
Auction and related revenues	$53,693	$42,606	$11,087	26.0%
License fee revenues	385	–	385	N/A
Other revenues	2,321	1,656	665	40.2%
Total revenues	56,399	44,262	12,137	27.4%
Expenses	78,541	78,629	(88)	-0.1%
Operating income	(22,142)	(34,367)	12,225	35.6%
Net interest expense	(7,104)	(7,940)	836	10.5%
Credit facility termination costs	(2,938)	–	(2,938)	N/A
Other income (expense)	121	(51)	172	*

Loss from continuing operations before taxes	($32,063)	($42,358)	$10,295	24.3%

Key performance indicators:
Aggregate Auction Sales (a)	$264,613	$194,308	$70,305	36.2%
Net Auction Sales (b)	$228,133	$167,217	$60,916	36.4%
Private Sales (c)	$44,988	$37,951	$7,037	18.5%
Auction commission margin (d)	19.1%	20.7%	N/A	-7.7%
Average loan portfolio	$101,918	$79,567	$22,351	28.1%

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Revenues:
Auction and related revenues	$301,426	$267,625	$33,801	12.6%
License fee revenues	1,009	45,000	(43,991)	-97.8%
Other revenues	6,247	5,828	419	7.2%
Total revenues	308,682	318,453	(9,771)	-3.1%
Expenses	269,584	255,368	14,216	5.6%

Operating income	39,098	63,085	(23,987)	-38.0%
Net interest expense	(20,007)	(23,644)	3,637	15.4%
Credit facility termination costs	(2,938)	–	(2,938)	N/A
Other (expense) income	(93)	340	(433)	*

Income from continuing operations before taxes	$16,060	$39,781	($23,721)	-59.6%

Key performance indicators:
Aggregate Auction Sales (a)	$1,597,653	$1,547,588	$50,065	3.2%
Net Auction Sales (b)	$1,371,933	$1,340,890	$31,043	2.3%
Private Sales (c)	$183,098	$201,686	($18,588)	-9.2%
Auction commission margin (d)	19.0%	16.6%	N/A	14.5%
Average loan portfolio	$90,263	$83,288	$6,975	8.4%

Legend:
*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total purchase price of property sold privately by the Company.
(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.

Please refer to the discussion below for a more detailed discussion of the significant factors impacting the Company’s results from continuing operations for the three and nine months ended September 30, 2005.

Recapitalization

On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”), dated as of such date, with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company’s largest shareholders, holding in the aggregate 14,034,158 shares of the Company’s Class B Common Stock, par value $0.10 per share (the “Class B Stock”), representing approximately 62.4% of the aggregate voting power of the Company’s capital stock. In addition, Robert S. Taubman, A. Alfred Taubman’s son, is a director of the Company.

Pursuant to the Agreement, the Company agreed to exchange all 14,034,158 shares of Class B Stock owned by the Shareholders for $168,409,896 in cash and 7.1 million shares of the Company’s Class A Limited Voting Common Stock, par value $0.10 per share (the “Class A Stock”), (such exchange, the “Transaction”). (See “Mechanics of Effecting the Transaction; Funding” below.) Completion of the Transaction was not subject to any conditions and it was completed on September 7, 2005. Because the outstanding shares of Class B Stock constituted less than fifty percent of the aggregate voting power of the Company’s outstanding common stock following completion of the Transaction, pursuant to the Company’s Third Amended and Restated Articles of Incorporation (the “Articles”), following completion of the Transaction each remaining outstanding share of Class B Stock was automatically converted into one share of Class A Stock without any action on the part of the holder thereof. Following completion of the Transaction and such conversion, the Company had outstanding approximately 57.3 million shares of Class A Stock (of which the Shareholders owned 7.1 million, or approximately 12.4%) and no shares of Class B Stock, representing an 11% reduction in the number of outstanding shares of the Company’s common stock.

The Company’s Board of Directors appointed a Special Committee to carefully examine all details of the Transaction. The Special Committee consisted of four disinterested Directors who, after careful deliberation and negotiation, and based on the advice of independent legal and financial advisors retained by the Special Committee, unanimously recommended that the Company’s Board of Directors approve the Transaction.

As a result of the Transaction, the dual class super-voting share structure, which had been in place since the Company’s initial public offering in 1988, was eliminated; allowing for a corporate governance structure that is more consistent with the best practices of public companies. The Company also believes that the simplified share structure will enhance share liquidity and increase the Company’s strategic and financing flexibility. Additionally, the Transaction is expected to have a favorable impact on earnings per share in periods subsequent to September 30, 2005. (See statement on Forward Looking Statements.)

Mechanics of Effecting the Transaction; Funding — Under the terms of the Agreement, the Transaction was effected by means of: (1) the Shareholders voluntarily converting, on a one-for-one basis pursuant to the Articles, 7.1 million shares of Class B Stock into shares of Class A Stock, and (2) the Company acquiring the remaining shares of Class B Stock owned by the Shareholders for aggregate cash consideration of approximately $168 million. The Company funded the cash portion of the consideration plus direct transaction and financing costs with then existing cash balances and $100 million in borrowings under a new credit facility (see “Liquidity and Capital Resources” below and Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

The total cost to acquire the Class B Stock owned by the Shareholders of approximately $177 million (including approximately $9 million in direct transaction costs, of which $2 million had been paid as of September 30, 2005) was accounted for solely as a treasury stock transaction in the third quarter of 2005, with common stock and additional paid-in capital being reduced by almost the entire cost of the acquired shares. Additionally, the Company ascribed a portion of the cost to the Standstill (as described below) based on its fair value and expensed such amount as incurred within other income (expense) in the period of the Transaction.

Direct financing costs of approximately $3 million attributable to the new credit facility are being amortized on a straight-line basis over the term of the facility (see “Liquidity and Capital Resources” below and Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

Standstill — In the Agreement, each Shareholder agreed to a customary standstill lasting until the earlier of: (1) the fourth anniversary of the Transaction or (2) 30 days after the date on which (a) the Shareholders, together with their affiliates, own, in the aggregate, securities representing less than ten percent of the Company’s total outstanding voting power and (b) no affiliate of any Shareholder is a member of the Board of Directors of the Company (however, if such 30th day would otherwise occur on or before the second anniversary of the Transaction, such 30th day would not be deemed to occur until such second anniversary). The terms of the standstill generally state that, each Shareholder shall not (unless requested by the Company): (1) acquire or propose to acquire ownership of or the ability to vote any securities or other property of the Company or any of its subsidiaries or (2) act to seek to control or influence the management, Board of Directors, shareholders, business, operations or policies of the Company.

Restrictions on Transfer — In the Agreement, each Shareholder agreed that, prior to the second anniversary of the Transaction, such Shareholder would not transfer any shares of Class A Stock or any economic interest therein, except to an affiliate of such Shareholder in connection with tax- or estate-planning transactions, or, to the extent permitted by law, for sales of shares of Class A Stock in any three month period, that when aggregated with sales by all other Shareholders in such period, would not exceed the greater of one percent of the outstanding shares of Class A Stock or the average weekly trading volume of the Class A Stock during the four weeks preceding such sale.

Registration Rights — In the Agreement, the Company agreed that, following the second anniversary of the Transaction and on not more than two occasions, the Shareholders would have the right to require the Company to file a registration statement under the federal securities laws registering the sale of all or a portion of the shares of Class A Stock owned by the Shareholders that are not otherwise freely tradable, provided that the market value of the securities proposed to be sold exceeds specified thresholds. The Company has the right to defer the filing of such registration statement under certain circumstances. The Company also agreed to allow the Shareholders to participate in any registration statement proposed to be effected by the Company following the second anniversary of the Transaction, subject to certain restrictions.

The Company agreed to pay all expenses incurred in connection with such registration, other than any underwriting discounts or commissions, and also agreed to indemnify each Shareholder from losses incurred as a result of material misstatements or omissions in such registration statement (other than those that are the responsibility of the Shareholders, losses incurred by the Company as a result of which would be subject to indemnification from the Shareholders).

(See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Revenues

For the three and nine months ended September 30, 2005 and 2004, revenues from continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended September 30,
	2005	2004	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$43,648	$34,674	$8,974	25.9%
Auction expense recoveries	2,381	1,807	574	31.8%
Private sale commissions	4,176	2,076	2,100	*
Principal activities	386	(198)	584	-294.9%
Catalogue subscription revenues	2,139	2,244	(105)	-4.7%
Other	963	2,003	(1,040)	-51.9%
Total auction and related revenues	53,693	42,606	11,087	26.0%
License fee revenues	385	–	385	N/A
Other revenues:
Finance segment revenues	2,112	1,324	788	59.5%
Other	209	332	(123)	-37.0%
Total other revenues	2,321	1,656	665	40.2%
Total revenues	$56,399	$44,262	$12,137	27.4%

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$260,613	$222,355	$38,258	17.2%
Auction expense recoveries	12,445	10,387	2,058	19.8%
Private sale commissions	14,898	18,391	(3,493)	-19.0%
Principal activities	2,140	4,452	(2,312)	-51.9%
Catalogue subscription revenues	7,025	7,009	16	0.2%
Other	4,305	5,031	(726)	-14.4%
Total auction and related revenues	301,426	267,625	33,801	12.6%
License fee revenues	1,009	45,000	(43,991)	-97.8%
Other revenues:
Finance segment revenues	5,088	4,405	683	15.5%
Other	1,159	1,423	(264)	-18.6%
Total other revenues	6,247	5,828	419	7.2%
Total revenues	$308,682	$318,453	($9,771)	-3.1%

* Represents a change in excess of 100%.

Auction and Related Revenues

For the three and nine months ended September 30, 2005, auction and related revenues increased $11.1 million, or 26%, to $53.7 million, and $33.8 million, or 13%, to $301.4 million, when compared to the same periods in the prior year. For the three months ended September 30, 2005, the improvement in auction and related revenues is principally due to increased auction commission revenues and expense recoveries, as well as significantly higher private sale commissions. For the nine months ended September 30, 2005, the improvement in auction and related revenues is principally due to higher auction commission revenues and expense recoveries, partially offset by lower private sale commissions and principal activities. The significant factors impacting the overall change in auction and related revenues for the periods are explained in more detail below.

Auction Commission Revenues—For the three and nine months ended September 30, 2005, auction commission revenues increased $9 million, or 26%, to $43.6 million, and $38.3 million, or 17%, to $260.6 million, when compared to the same periods in the prior year.

The higher level of auction commission revenues during the third quarter of 2005 is principally attributable to a 36% increase in Net Auction Sales partially offset by an 8% decrease in auction commission margin. The higher level of auction commission revenues for the nine months ended September 30, 2005 is principally due to a 15% increase in auction commission margin and, to a much lesser extent, a 2% increase in Net Auction Sales.

See “Net Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

Net Auction Sales—For the three and nine months ended September 30, 2005, Net Auction Sales increased $60.9 million, or 36%, to $228.1 million, and $31 million, or 2%, to $1.4 billion, when compared to the same periods in the prior year.

The $60.9 million increase in third quarter Net Auction Sales is partially attributable to a $29.3 million improvement in results from the July Old Master Paintings sales in London principally resulting from the sale of more high value paintings in the current year sale. Third quarter results are also favorably impacted by an $11.3 million increase in Net Auction Sales attributable to single-owner collections, including the London sale of property from the Collection of the Late Hon. Robert F. Wills for $13.7 million in July, 2005. In New York, the Company experienced higher results from sales of Chinese Works of Art ($5.1 million) and Indian and Southeast Asian Art ($4.5 million). Further contributing to the overall increase in third quarter Net Auction Sales is a $6.2 million sale of Jewelry in New York; in 2004, the equivalent Jewelry sale occurred in the fourth quarter of the year and totaled $6.1 million.

The $31 million increase in Net Auction Sales for the nine months ended September 30, 2005 is due in part to the increase in third quarter Net Auction Sales described above, as well as the following Net Auction Sale increases attributable to the first half of 2005:

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

•

A $30.7 million, or 46%, increase in Net Auction Sales conducted in Asia, primarily due to a higher level of Chinese Paintings and Ceramics sales, reflecting the continued growth of the Chinese art market.

•

A $22.9 million increase in results from the Russian Art sale held in New York, reflecting the rapid growth of the Russian Art market. In 2005, this sale generated $30.3 million in Net Auction Sales; compared to $7.4 million in the prior year.

•

Several less significant increases in Net Auction Sales related to recurring sales, such as those for American Paintings ($9.5 million improvement, excluding property from the Greentree Foundation), 19th Century Paintings ($8.4 million improvement), Chinese Works of Art ($5.6 million improvement) and Old Master Paintings ($3.9 million improvement).

These Net Auction Sale increases for the nine months ended September 30, 2005 are largely offset by sales of property from the Greentree Foundation in the second quarter of 2004, which totaled $189.4 million and for which there was no comparable event in the current year.

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

For the three months ended September 30, 2005, auction commission margin decreased 8% (from 20.7% to 19.1%) when compared to the same period in the prior year. The decrease is principally due to an unfavorable change in sales mix during the period attributable to the sale of more high valued properties in the third quarter of 2005, for which auction commission margins are traditionally lower. Also unfavorably impacting the comparison of auction commission margin to the prior year are higher commission rates associated with the Old Master Paintings sale in the third quarter of 2004. The overall decrease in auction commission margin for the period is partially offset by the increase in the buyer’s premium rate structure discussed above, as well as the payment of a $1.2 million auction commission share related to the July 2004 Old Master Paintings sale in London, for which there was no comparable event in the current period.

For the nine months ended September 30, 2005, auction commission margin increased 15% (from 16.6% to 19%) when compared to the same period in the prior year. This increase is principally due to:

•

A $14.4 million decrease in shared auction commissions as certain significant consignments for property sold in the second quarter of 2004 were subject to commission sharing arrangements with unaffiliated third parties. These arrangements were primarily the result of the competitive environment for such consignments, as well as the Company’s decision to reduce its auction guarantee risk through sharing arrangements with partners, whereby the Company reduces its financial exposure under the auction guarantee in exchange for sharing the auction commission with the partner.

•

A favorable change in sales mix as a significant portion of Net Auction Sales in the second quarter of 2004 were at the high-end of the Company’s business where auction commission margins are traditionally lower.

•	The increase in the buyer’s premium rate structure discussed above.

Private Sale Commissions—For the three months ended September 30, 2005, private sale commissions increased $2.1 million to $4.2 million when compared to the same period in the prior year. This increase is principally due to a higher number of significant private sales in the third quarter of 2005 than in the same period of the prior year.

Despite the increase in third quarter private sale commissions, results for the year-to-date period decreased $3.5 million, or 19%, when compared to the same period in the prior year. This decrease is principally due to the landmark private sale of the Forbes Collection of Faberge in the first quarter of 2004, for which there was no comparable sale in the current year. Excluding this unique sale, private sale commissions for the first nine months of 2005 increased when compared to the prior year due to the higher level of private sale commissions in the second and third quarters of 2005, reflecting the traditionally variable nature of the Company’s private sale totals.

Principal Activities—Principal activities consist mainly of gains or losses on sales of inventory, income or loss related to auction guarantees and gains or losses related to the sales of loan collateral, as well as any decreases in the carrying value of the Company’s inventory. The level of principal activities in a period is largely attributable to the success of the Company in selling property subject to auction guarantees, as well as the supply of quality property available for investment and resale and the demand by buyers for such property.

For the nine months ended September 30, 2005, principal activities decreased $2.3 million, or 52%, to $2.1 million, when compared to the same period in the prior year. This decrease is due in part to less favorable auction guarantee experience and a higher level of inventory write downs as a result of the decrease in the value of certain properties. The comparison to the prior period is also unfavorably influenced by a significant gain recognized in the first quarter of 2004 in the amount of $2.2 million on the sale of property purchased through an art dealer through an unsecured loan from the Company, for which there was no comparable transaction in the prior year. The overall decrease in principal activities is partially offset by better results from the sale of inventory during the period.

Other Revenues

For the three and nine months ended September 30, 2005, other revenues increased $0.7 million, or 40%, to $2.3 million, and $0.4 million, or 7%, to $6.2 million, respectively, when compared to the same periods in the prior year. This increase is principally due to an increase in Finance segment revenues, as discussed in more detail below.

Finance Segment Revenues – For the three and nine months ended September 30, 2005, Finance segment revenues increased $0.8 million, or 60%, to $2.1 million, and $0.7 million, or 16%, to $5.1 million, respectively, principally due to an increase in the average portfolio balance and, to a lesser extent, increased facility fees. See “Average Loan Portfolio” below for a detailed discussion of this key performance indicator. Unfavorably impacting the nine month comparison was the fact that $1 million in interest income was recognized in the second quarter of 2004 as a result of the collection of a disputed client loan, for which there was no comparable event in the current year.

Average Loan Portfolio – The Finance segment’s average loan portfolio balance increased $22.4 million, or 28%, to $101.9 million, and $7.0 million, or 8%, to $90.3 million, for the three and nine months ended September 30, 2005, respectively, when compared to the same periods in the prior year. These increases are due in part to the availability of capital to fund new loans and marketing efforts to increase client loan activity. As discussed in more detail below under “Liquidity and Capital Resources,” management expects to continue to look for opportunities to expand the Finance segment’s client loan portfolio. (See statement on Forward Looking Statements.)

Expenses

For the three and nine months ended September 30, 2005 and 2004, expenses related to the Company’s continuing operations consisted of the following (in thousands of dollars):

	Three Months Ended September 30,
	2005	2004	$ Change	% Change
Direct costs of services	$8,151	$6,603	$1,548	23.4%
Salaries and related costs	37,477	37,093	384	1.0%
General and administrative expenses	27,447	28,893	(1,446)	-5.0%
Depreciation and amortization expense	5,466	6,040	(574)	-9.5%
Total expenses	$78,541	$78,629	($88)	-0.1%

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Direct costs of services	$37,397	$32,697	$4,700	14.4%
Salaries and related costs	130,292	125,621	4,671	3.7%
General and administrative expenses	85,215	79,091	6,124	7.7%
Depreciation and amortization expense	16,680	17,528	(848)	-4.8%
Retention costs	–	285	(285)	-100.0%
Net restructuring charges	–	146	(146)	-100.0%
Total expenses	$269,584	$255,368	$14,216	5.6%

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

For the three months ended September 30, 2005, direct costs of services increased $1.5 million, or 23%, to $8.2 million when compared to the same period in the prior year. The increased level of direct costs is consistent with the higher level of Net Auction Sales during the period as well as a higher level of Private Sales.

For the nine months ended September 30, 2005, direct costs of services increased $4.7 million, or 14% to $37.4 million when compared to the same period in the prior year. This increase is consistent with the higher level of Net Auction Sales, as well as the number and type of single-owner sales during the period. Most prominently, direct costs of services reflect a year-to-date increase in catalogue production expenses of $2.4 million, which is partially attributable to single-owner sales of property from the Kennedy Family Homes and the Collection of Baron de Rede. In 2005, direct costs also include expenses related to the second quarter off-premises single-owner sale of cars and memorabilia at Ferrari headquarters in Maranello, Italy and the Easton Neston house sale in the U.K. The increased level of direct costs for the nine months ended September 30, 2005 is partially offset by $1.2 million in direct costs related to the single-owner sale of property from the Greentree Foundation in the second quarter of 2004, for which there was no comparable event in the current year.

Salaries and Related Costs

For the three and nine months ended September 30, 2005 and 2004, salaries and related costs consisted of the following (in thousands of dollars):

	Three Months Ended September 30,
	2005	2004	$ Change	% Change
Full-time salaries	$24,736	$23,854	$882	3.7%
Employee benefits	4,501	5,760	(1,259)	-21.9%
Payroll taxes	2,666	2,476	190	7.7%
Option Exchange	948	1,811	(863)	-47.7%
Incentive bonus costs	755	376	379	*
Stock compensation expense	971	297	674	*
Other **	2,900	2,519	381	15.1%
Total salaries and related costs	$37,477	$37,093	$384	1.0%

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Full-time salaries	$75,298	$72,795	$2,503	3.4%
Employee benefits	15,072	14,732	340	2.3%
Payroll taxes	9,173	8,782	391	4.5%
Option Exchange	3,606	5,899	(2,293)	-38.9%
Incentive bonus costs	15,905	14,562	1,343	9.2%
Stock compensation expense	2,695	734	1,961	*
Other **	8,543	8,117	426	5.2%
Total salaries and related costs	$130,292	$125,621	$4,671	3.7%

*    Represents a change in excess of 100%.

** Principally includes the cost of temporary labor and overtime.

For the three months ended September 30, 2005, salaries and related costs are relatively unchanged when compared to the same period in the prior year, as higher costs for full-time salaries, payroll taxes, stock compensation, short-term labor and incentive bonus were almost entirely offset by reduced employee benefit costs and lower costs related to the Option Exchange program.

For the nine months ended September 30, 2005, salaries and related costs increased $4.7 million, or 4%, to $130.3 million, when compared to the same period in the prior year. This increase is largely attributable to higher full-time salaries and stock compensation expense, as well as increased incentive bonus and employee benefit costs. The increase in salaries and related costs for the period is partially offset by lower costs related to the Option Exchange program.

See discussion below for a more detailed explanation of each of these factors.

Full-Time Salaries—For the three and nine months ended September 30, 2005, full-time salaries increased $0.9 million, or 4%, to $24.7 million, and $2.5 million, or 3%, to $75.3 million, respectively, when compared to the same periods in the prior year. These increases are principally due to limited salary and headcount increases in 2005. Also impacting the comparison to the prior year is the unfavorable impact of foreign currency translations, which increased full-time salaries by $0.8 million for the nine months ended September 30, 2005.

Incentive Bonus Costs—For the three and nine months ended September 30, 2005, incentive bonus costs increased approximately $0.4 million to $0.8 million, and $1.3 million, or 9%, to $15.9 million, respectively, when compared to the same periods in the prior year. The increase in incentive bonus costs for the three months ended September 30, 2005 is attributable to the higher level of private sale activity during the current quarter. The increase in incentive bonus costs for the nine months ended September 30, 2005 is attributable to the Company’s financial performance through the first nine months of the year.

Employee Benefit Costs—For the three months ended September 30, 2005, employee benefit costs decreased $1.3 million, or 22%, to $4.5 million, when compared to the same period in the prior year. This decrease is primarily due to approximately $1.4 million in severance costs incurred in the third quarter of 2004 for which there was no comparable event in the current period, partially offset by an increase of $0.3 million in costs related to the Company’s U.K. defined benefit pension plan (see Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1 “Financial Statements”).

For the nine months ended September 30, 2005, employee benefit costs increased $0.3 million, or 2%, to $15.1 million, when compared to the same period in the prior year. The higher level of employee benefit costs for the period is primarily due to an increase of $1.4 million in costs related to the Company’s U.K. defined benefit pension plan (see Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1 “Financial Statements”). To a lesser extent, the increases in employee benefit costs are attributable to incremental profit-sharing costs of $0.6 million related to the Company’s U.S. pension plans, reflecting the Company’s financial performance for the first nine months of 2005. In the prior year, certain contributions to the Company’s U.S. pension plans were determined as a fixed percentage of an employee’s eligible compensation rather than via a profit-sharing formula. Also unfavorably impacting the comparison to the prior year are increased health and welfare benefit costs in the U.K. and increased headcount. The overall increase in employee benefit costs for the period is largely offset by a $2.0 million decrease in severance costs primarily related to headcount reductions in Continental Europe in 2004, for which there were no comparable events in the current period.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2004, during the three-year period from 2000 to 2002, actual asset returns earned by the U.K. defined benefit pension plan were less than management’s assumed rate of return on plan assets, principally contributing to unrecognized net losses of approximately $77.5 million as of December 31, 2004. These unrecognized losses are being systematically recognized as an increase in future net periodic pension expense in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.” In 2006, management anticipates an increase in the range of $1.3 million to $2.3 million in costs related to the U.K. defined benefit pension plan principally due to higher amortization of such unrecognized losses. (See statement on Forward Looking Statements.)

Stock Compensation Expense—For the three and nine months ended September 30, 2005, stock compensation expense related to restricted stock shares granted pursuant to the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (excluding shares issued in conjunction with the Exchange Offer discussed below) increased $0.7 million and $2 million, respectively, when compared to the same periods in the prior year. These increases are primarily due to the amortization of stock compensation expense associated with grants of 276,000 and 33,250 restricted shares on February 7, 2005 and August 2, 2005, respectively. Stock compensation expense related to restricted stock shares granted pursuant to the Sotheby’s Holdings, Inc. 2003 Restricted Stock Plan (excluding shares issued in conjunction with the Exchange Offer discussed below) is expected to be approximately $3.7 million for the year ended December 31, 2005.

Option Exchange Program—In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004.

Compensation expense related to the Exchange Offer decreased $0.9 million, or 48%, to $0.9 million, and $2.3 million, or 39%, to $3.6 million, for the three and nine months ended September 30, 2005, respectively, when compared to the same periods in the prior year. For the three months ended September 30, 2005, the decrease in compensation expense related to the Exchange Offer is principally attributable to lower amortization of stock compensation expense related to the issuance of approximately 1.1 million shares as a result of the Exchange Offer, the expense relating to which is being amortized over a graded four-year vesting period. For the nine months ended September 30, 2005, the comparison of compensation expense related to the Exchange Offer to the prior year is also significantly influenced by $2.2 million of expense recognized in the first quarter of 2004 representing the full cash payment made to employees upon acceptance of the Exchange Offer on March 31, 2004, for which there is no comparable event in the current period.

The amortization of stock compensation expense related to the Exchange Offer is expected to be approximately $4.6 million, $2.5 million and $1.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

General and Administrative Expenses

For the three months ended September 30, 2005, general and administrative expenses decreased $1.4 million, or 5%, to $27.4 million. This decrease is largely attributable to a $1 million reduction in professional fees and a $0.6 million reduction in insurance premiums as a result of a favorable claims history. The comparison of general and administrative expenses to the prior year is also favorably impacted by improved bad debt experience, as well as $0.5 million in settlement costs related to a legal claim recognized in the third quarter of 2004 for which there was no comparable event in the current period. The overall decrease in general and administrative expenses for the period is partially offset by a $1 million recovery of previously paid U.K. real estate taxes recognized in the third quarter of 2004, for which there was no comparable event in the current period.

For the nine months ended September 30, 2005, general and administrative expenses increased $6.1 million, or 8%, to $85.2 million. This increase is largely attributable to the following factors:

•	An insurance recovery of approximately $4 million recorded in the second quarter of 2004, for which there was no comparable event in 2005.
•	An increase of $1.2 million in property taxes related to the Company’s headquarters building at 1334 York Avenue in New York as a result of a tax reassessment that became effective on July 1, 2004.
•	An increase of $1.2 million in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during 2005.
•	An increase of $1.1 million in professional fees principally related to the timing of the Company’s compliance efforts for Section 404 of the Sarbanes-Oxley Act.
•	An increase of $1.1 million in other professional fees partially due to fees incurred as a result of outsourcing management of the Company’s catalogue production operations in the U.S.
•	The $1 million recovery of previously paid U.K. real estate taxes recognized in the third quarter of 2004, for which there was no comparable event in the current period (as discussed above).
•	An increase of $0.8 million in facilities related costs.

The overall increase in general and administrative expenses for the nine-month period is partially offset by the following factors:

•	A $0.8 million reduction in insurance premiums, as discussed above.
•

A $0.8 million decrease in settlement administration costs and legal fees associated with certain civil antitrust litigation (see Notes 1 and 12 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements”).

•	$0.5 million in settlement costs related to a legal claim in the third quarter of 2004, for which there was no comparable event in the current period (as discussed above).

For the nine months ended September 30, 2005, general and administrative expenses were also favorably influenced by $2.2 million in transaction costs incurred in 2004 related to the consummation of the Company’s agreement with Cendant to license the Sotheby’s International Realty trademark (see Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements”). There were no comparable fees incurred in the current year.

Depreciation Expense

Depreciation and amortization expense decreased $0.6 million, or 10%, to $5.5 million and $0.8 million, or 5%, to $16.7 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods in the prior year principally due to accelerated depreciation recognized in the third quarter of 2004 for assets retired as a result of the consolidation of the Company’s New York warehouse space into its headquarters building at 1334 York Avenue in New York. To a lesser extent, these decreases are also related to the timing of capital spending.

Net Interest Expense

For the three and nine months ended September 30, 2005, net interest expense decreased $0.8 million, or 11%, to $7.1 million, and $3.6 million, or 15%, to $20 million, respectively, when compared to the same periods in the prior year. These improvements are largely attributable to increases of $0.7 million and $2.8 million, respectively, in interest income resulting from significantly higher average cash balances and short-term investments, as well as higher interest rates due in part to a change in investment composition. To a lesser extent, the decrease in net interest expense versus the prior periods is attributable to lower amortization of the discount related to the Antitrust fine and settlement (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

The overall decrease in net interest expense for the third quarter of 2005 was partially offset by $0.4 million in interest expense associated with borrowings outstanding during the period under the Company’s revolving credit facility. The Company had no outstanding credit facility borrowings during the third quarter of 2004.

(See “Liquidity and Capital Resources” below.)

Termination of GE Capital Credit Agreement

As discussed in more detail under “Liquidity and Capital Resources” below, on September 7, 2005, in connection with the Transaction described above under “Recapitalization Transaction,” the Company terminated its senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). As a result of the termination of the GE Capital Credit Agreement, the Company incurred a $1 million termination fee and wrote off approximately $1.9 million in arrangement fees and other direct costs related to the GE Capital Credit Agreement, which were previously being amortized over the term of the agreement. These charges are combined and reflected as a separate caption in the Consolidated Income Statements for the three and nine months ended September 30, 2005. (See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Provision for Income Taxes

The effective tax rate related to continuing operations for the third quarter of 2005 and 2004 is approximately 33%. The effective tax rates related to continuing operations for the first nine months of 2005 and 2004 are approximately 32% and approximately 35%, respectively. The overall decrease in the effective tax rate in 2005 from 2004 is primarily driven by the tax rate differential between the U.S. and foreign jurisdictions as more of the Company’s earnings arose overseas in jurisdictions with tax rates lower than the U.S., as well as a $3.9 million benefit arising from the release of the valuation allowance related to the Company’s U.S. Federal tax operating loss carryovers during the third quarter of 2005. These items are partially offset by an additional provision of $2.9 million related to foreign and state and local tax matters. (See Note 16 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85% of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005 at an effective tax rate of 5.25%.

As of September 30, 2005, the Company had not yet finalized its plan for repatriation of foreign earnings. Accordingly, the Company has not yet adjusted its income tax expense and balance sheet as of September 30, 2005 to reflect the effect of the new repatriation provision.

On November 7, 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate up to $72 million of foreign earnings under the Act during the fourth quarter of 2005. The Company will determine the amount to be repatriated and the associated tax cost of such repatriation during the fourth quarter of 2005.  The repatriation will conclude by December 31, 2005. Planned uses of the repatriated funds include domestic expenditures relating to capital asset costs and investments, as well as other permitted activities.

Discontinued Operations

For information related to Discontinued Operations, see Note 4 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2005

This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

For the nine months ended September 30, 2005, total cash and cash equivalents decreased $107.9 million primarily due to the factors discussed below.

Net cash used by operations of $133.9 million for the nine months ended September 30, 2005 is due in part to:

•	A $28.6 million decrease in accounts payable, accrued liabilities and other liabilities.
•

A $15.6 million net increase in inventory principally due to investments made during the first nine months of 2005 ($13.7 million), partially offset by the impact of sales during the period. Also contributing to the overall increase in inventory was property relating to auction guarantees that did not sell at auction during the spring 2005 auction season ($5.8 million).

•

The funding of a $15 million discretionary contribution to the Company’s U.K. defined benefit pension plan in May 2005 (see Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

•

The funding of $12 million of the fine payable to the DOJ in February 2005 and the redemption of $4.3 million in vendor’s commission discount certificates (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

Net cash used by operations was significantly influenced by a $320.5 million decrease in amounts due to consignors, partially offset by a $222.8 million decrease in accounts receivable, both principally due to the timing and settlement of auction sales in the fourth quarter of 2004 and first nine months of 2005. The impact of these net cash outflows from operations is also partially offset by the collection of $12.5 million in cash due from the Company’s partner in an auction guarantee as well as the Company’s income from continuing operations of $11 million during the period.

Net cash provided by investing activities of $72.1 million for the nine months ended September 30, 2005 is largely due to $433.2 million in proceeds received from the maturity of short-term investments during the period and, to a lesser extent, the collection of $105.9 million in client loans, a $12 million decrease in restricted cash and $3.4 million in distributions received from an equity investee. These investing cash inflows are partially offset by the funding of $323.2 million in short-term investments, the funding of $152.7 million in new client loans and $6.6 million in capital expenditures.

Net cash used by financing activities of $45.6 million for the nine months ended September 30, 2005 is principally due to the purchase by the Company of 6,934,158 shares of Class B Stock for $168.4 million in cash in connection with the transaction described under “Recapitalization” above and in Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”. The impact of this transaction on cash outflows from financing activities is partially offset by $120 million of credit facility borrowings (of which $100 million was used to fund a portion of the stock purchase described in the previous sentence) and, to a much lesser extent, $4.8 million in proceeds received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s material contractual obligations and commitments as of September 30, 2005:

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)
Principal payments on borrowings:
Credit facility borrowings (1)	$120,000	$–	$–	$120,000	$–
Long-term debt (2)	100,000	–	–	100,000	–
Sub-total	220,000	–	–	220,000	–

Interest payments on borrowings:
Credit facility borrowings (1)	408	408	–	–	–
Long-term debt (2)	23,490	6,875	13,750	2,865	–
Sub-total	23,898	7,283	13,750	2,865	–

Other commitments:
York Property capital lease	393,441	18,949	38,574	40,912	295,006
Operating lease obligations	81,468	14,097	23,603	13,755	30,013
DOJ antitrust fine (3)	15,000	15,000	–	–	–
Employment agreements (4)	4,271	3,214	1,057	–	–
Sub-total	494,180	51,260	63,234	54,667	325,019
Total	$738,078	$58,543	$76,984	$277,532	$325,019

(1)

Represents the outstanding principal and approximate interest payments related to the Company’s credit facility borrowings. Interest payments are due at short-term intervals. (See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

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

(4)

Represents the remaining commitment for future salaries as of September 30, 2005 related to employment agreements with a number of employees, excluding incentive bonuses. (See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

The vendor’s commission discount certificates (the “Discount Certificates”) that were distributed in conjunction with the settlement of certain civil antitrust litigation (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are fully redeemable in connection with any auction that is conducted by the Company or Christie’s International, PLC (“Christie’s”) in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of September 30, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $52.6 million.

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

As of September 30, 2005, the Company had outstanding auction guarantees totaling $73.1 million, the property relating to which had a mid-estimate sales price (1) of $79.6 million. The Company’s financial exposure under these auction guarantees is reduced by $8 million as a result of sharing arrangements with unaffiliated third parties. The property related to such auction guarantees is being offered at auctions in the fourth quarter of 2005 and the first quarter of 2006. As of September 30, 2005, $36.2 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company has recorded its $34 million share of these advances within notes receivable and consignor advances and $2.2 million within other assets representing amounts funded by the Company on behalf of its partners. (See Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

As of November 4, 2005, the Company had outstanding auction guarantees totaling $62.4 million, the property relating to which had a mid-estimate sales price (1) of $67.1 million. The Company’s financial exposure under these auction guarantees is reduced by $13.3 million as a result of sharing arrangements with unaffiliated third parties. The property related to such auction guarantees is being offered at auctions in the fourth quarter of 2005 and the first half of 2006. As of November 4, 2005, $30.6 million of the guaranteed amount had been advanced by the Company and its partners, of which the Company will record its $28.4 million share of these advances within Notes Receivable and Consignor Advances and $2.2 million within Other Assets representing amounts funded by the Company on behalf of its partners.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

(See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Lending Commitments

In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were approximately $11.6 million at September 30, 2005. (See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

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

Gain Contingency — During the third quarter of 2004, the Company signed an agreement for the sale of land and buildings at Billingshurst, West Sussex in the U.K. (the “Sussex Property”). The completion of the sale is conditional upon the receipt of planning permission for redevelopment of part of the site. If completed, the sale of the Sussex Property would result in a pre-tax gain of approximately $5 million. The Company is not certain when this contingency will be resolved.

(See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

LIQUIDITY AND CAPITAL RESOURCES

On September 7, 2005, in connection with the Transaction described under “Recapitalization” above, the Company terminated the GE Capital Credit Agreement, which provided for borrowings of up to $200 million through an international syndicate of lenders and was originally available through March 4, 2007.

As a result of the termination of the GE Capital Credit Agreement, the Company incurred a $1 million termination fee and wrote off approximately $1.9 million in arrangement fees and other direct costs related to the GE Capital Credit Agreement, which were previously being amortized over the term of the agreement. These charges are combined and reflected as a separate caption in the Consolidated Income Statements for the three and nine months ended September 30, 2005.

On September 7, 2005, also in connection with the Transaction described under “Recapitalization” above, the Company entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement provides for borrowings of up to $200 million through a revolving credit facility. The BofA Credit Agreement also provides for the ability to increase the amount of available borrowings by $50 million to $250 million on a one-time basis. As of October 31, 2005, the Company received commitments from new lenders for an additional $40 million and expects to close on the full $50 million of additional commitments by the end of November 2005. The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, unamortized debt discount and eligible loans). As of September 30, 2005, the amount of unused borrowing capacity available under the BofA Credit Agreement was $25.8 million, consisting of a borrowing base of $145.8 million less $120 million in borrowings outstanding on that date. Such outstanding borrowings are classified as long-term liabilities in the Consolidated Balance Sheet as of September 30, 2005. As of October 31, 2005, the amount of unused borrowing capacity available under the BofA Credit Agreement was $70 million, consisting of a borrowing base of $200 million less $130 million in borrowings outstanding on that date.

The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 (as discussed in more detail in Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008.

Borrowings under the BofA Credit Agreement are available to be used to: (a) finance in part the Transaction and related fees and expenses and (b) provide ongoing working capital and for other general corporate purposes of the Company.

The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the assets of the Company, as well as the assets of its subsidiaries in the U.S. and the U.K.

The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 4.0 for quarters ending September 30, 2005 to September 30, 2006, (ii) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (iii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments, if any, must be paid solely out of 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. The BofA

Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants.

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. During the three months ended September 30, 2005, no amounts were outstanding under the GE Capital Credit Agreement, and the weighted average interest rate charged on outstanding borrowings under the BofA Credit Agreement was approximately 5.5%.

The Company paid underwriting and structuring fees of $2.6 million related to the BofA Credit Agreement, which are being amortized on a straight-line basis to interest expense over the term of the facility.

The Company generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements. The Company currently believes that operating cash flows, current cash balances and borrowings available under the BofA Credit Agreement will be adequate to meet its presently contemplated or anticipated short-term and long-term commitments, operating needs and capital requirements through September 7, 2010. Additionally, as a result of the liquidity provided by the BofA Credit Agreement, management expects to continue to look for opportunities to expand the client loan portfolio of the Company’s Finance segment. (See statement on Forward Looking Statements.)

Due to potential funding requirements for new client loans, as well as decreased cash balances resulting from funding the Transaction described under “Recapitalization” above, the Company expects to have a higher level of outstanding revolving credit facility borrowings in the foreseeable future, when compared to recent past periods. Therefore, the Company expects to periodically borrow amounts under the BofA Credit Agreement in order to potentially fund new client loans and meet peak seasonal working capital requirements. As a result of these factors, management anticipates an increased level of net interest expense for the fourth quarter of 2005 and for 2006. (See statement on Forward Looking Statements.)

The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of the Finance segment’s client loan portfolio and the funding of capital expenditures, as well as the short-term commitments to be funded prior to October 1, 2006 included in the table of contractual obligations above.

The Company’s long-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of the Finance segment’s client loan portfolio and the funding of capital expenditures, as well as the funding of the Company’s presently contemplated or anticipated long-term contractual obligations and commitments included in the table of contractual obligations above through September 7, 2010.

In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of September 30, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $52.6 million.

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

•	The demand for fine arts, decorative arts and collectibles;

•	The success of the Company in attracting and retaining qualified personnel, who have or can develop relationships with certain potential sellers and buyers;
•	The success of the Company in retaining key members of management;
•	The demand for art-related financing;
•	The value of the Company’s inventory;
•

The uncertainty in future costs related to the Company’s U.K. defined benefit pension plan, as well as the impact of any decline in the equity markets or unfavorable changes in interest rates on plan assets and obligations; and

•	The impact of the variability in taxable income between the various jurisdictions where the Company does business on its effective tax rate.

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

The Company has adopted the provisions of FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” According to FSP No. 109-2, the Company is allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on its plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of September 30, 2005, the Company had not yet finalized its plan for repatriation of foreign earnings. Accordingly, as provided for in FSP No. 109-2, the Company had not yet adjusted its income tax expense and balance sheet as of September 30, 2005 to reflect the effect of the new repatriation provision. As discussed in more detail above under “Provision for Income Taxes,” on November 7, 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate up to $72 million of foreign earnings under the Act during the fourth quarter of 2005.

OTHER MATTERS

On November 7, 2005, the Company amended Sections 1.03 and 1.07 of its Amended and Restated By-Laws to: (1) eliminate the ability of shareholders holding at least 25% of the Company’s outstanding stock to call special meetings of shareholders and (2) to provide that the Chairman, rather than a majority of the shareholders present at a shareholder meeting, may adjourn the meeting. The amendments also include certain technical corrections that primarily reflect the elimination of all outstanding shares of Class B Stock as part of the Transaction discussed under “Recapitalization” above. A copy of the Company’s Amended and Restated By-Laws reflecting the foregoing amendments is filed as Exhibit 3.1 to this Form 10-Q.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, consignor advances, revolving credit facility borrowings, long-term debt, the fine payable to the DOJ and the settlement liability related to the Discount Certificates issued in connection with certain civil antitrust litigation (see Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

At September 30, 2005, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $6.6 million. Excluding the potential impact of this hypothetical strengthening or weakening of the U.S. dollar, the market risk of the Company’s financial instruments has not changed significantly as of September 30, 2005 from that set forth in the Company’s Form 10-K for the year ended December 31, 2004.

At September 30, 2005, the Company had $104.4 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2005, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2005.

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

(See Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
3.1	Amended and Restated By-Laws of Sotheby’s Holdings, Inc., as amended through November 7, 2005
10.1	Transaction Agreement by and among Sotheby’s Holdings, Inc., and The Investors, dated as of September 7, 2005
10.2

Credit Agreement, dated as of September 7, 2005, among Sotheby’s, Inc., as the Company, Sotheby’s Holdings, Inc., as Holdings, Certain U.K. Subsidiaries of Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank N.A., as Syndication Agent, and The Other Lenders Party Hereto, Banc of America Securities LLC and LaSalle Bank N.A., as Joint Lead Arrangers and Joint Book Managers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
(i)	On August 8, 2005, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”
(ii)

On September 8, 2005, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” Item 1.02 “Termination of a Material Definitive Agreement,” Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant,” and Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.”

(iii)

On September 13, 2005, the Company filed a current report on Form 8-K under Item 3.01, “Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing” and Item 5.03, “Amendments to Articles of Incorporation or By-Laws; Change in Fiscal Year.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S HOLDINGS, INC.
By:	/s/ Michael L. Gillis
Michael L. Gillis Senior Vice President, Controller and Chief Accounting Officer

Date:	November 7, 2005

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated By-Laws of Sotheby’s Holdings, Inc., as amended through November 7, 2005
10.1	Transaction Agreement by and among Sotheby’s Holdings, Inc., and The Investors, dated as of September 7, 2005
10.2

Credit Agreement, dated as of September 7, 2005 among Sotheby’s, Inc., as the Company, Sotheby’s Holdings, Inc., as Holdings, Certain U.K. Subsidiaries of Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank N.A., as Syndication Agent, and The Other Lenders Party Hereto, Banc of America Securities LLC and LaSalle Bank N.A., as Joint Lead Arrangers and Joint Book Managers

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