Form 10-K
period 2005-12-31
SOTHEBYS HOLDINGS INC
filed 2006-03-16
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.
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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☑ No ☐

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

      As of June 30, 2005, the aggregate market value of the 46,160,947 shares of Class A Limited Voting Common Stock (the “Class A Stock”) and 4,024,457 shares of Class B Common Stock (the “Class B Stock”), for which there is no public market, held by non-affiliates of the registrant was $632,404,974 and $55,135,061, respectively, based upon the closing price ($13.70) on the New York Stock Exchange composite tape on such date for the Class A Stock, into which Class B Stock is freely convertible on a share-for-share basis. For these calculations, the common stock of each class beneficially owned by the registrant's then controlling Class B Stock shareholder, directors and executive officers were treated as shares owned by affiliates; such inclusion, however, should not be construed as an admission that any such person is an “affiliate” of the registrant.

      As of February 28, 2006, there were outstanding 58,477,342 shares of Class A Stock and no shares outstanding of Class B Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's proxy statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Company Overview

      Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world's two largest auctioneers of authenticated fine art, decorative arts and collectibles. The Company offers property through its worldwide Auction segment in approximately 70 collecting categories, among them fine art, decorative arts, jewelry and collectibles. In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of private purchases and sales of art, jewelry and collectibles. The Company also conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in licensing activities.

      The Company was incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company issued shares of Class A Limited Voting Common Stock, par value $0.10 per share (the “Class A Stock”) to the public. The Class A Stock is listed on the New York Stock Exchange (the “NYSE”). The Company's authorized capital stock also includes Class B Common Stock, par value $0.10 per share (the “Class B Stock”), which is convertible on a share for share basis into Class A Stock. There is no public market for the Class B Stock and, as a result of the transaction discussed below, there are no shares of Class B Stock outstanding.

      On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”) with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company's largest shareholders, holding in the aggregate 14,034,158 shares of the Company's Class B Stock, representing approximately 62.4% of the aggregate voting power of the Company's capital stock.

      Pursuant to the Agreement, the Company agreed to exchange all 14,034,158 shares of Class B Stock owned by the Shareholders for $168,409,896 in cash and 7.1 million shares of the Company's Class A Stock, (such exchange, the “Transaction”). (See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recapitalization” under “Mechanics of Effecting the Transaction; Funding.”)

      Completion of the Transaction was not subject to any conditions and it was completed on September 7, 2005. Because the outstanding shares of Class B Stock constituted less than fifty percent of the aggregate voting power of the Company's outstanding common stock following completion of the Transaction, pursuant to the Company's Third Amended and Restated Articles of Incorporation (the “Articles”), following completion of the Transaction each remaining outstanding share of Class B Stock held by a shareholder not a party to the Transaction was automatically converted into one share of Class A Stock without any action on the part of the holder thereof. Therefore, immediately following completion of the Transaction and such conversion, the Company had approximately 57.3 million shares of Class A Stock outstanding (of which the Shareholders owned 7.1 million, or approximately 12.4%) and no shares of Class B Stock outstanding.

      As a result of the Transaction, the dual class super-voting share structure that had been in place since the Company's initial public offering in 1988 was eliminated, allowing for a corporate governance structure that is more consistent with the best practices of public companies. Also, the Company believes that the simplified share structure will enhance share liquidity and increase the Company's strategic and financing flexibility. The Company is also planning to present to shareholders for their approval at the 2006 Annual Meeting of Shareholders a proposal to reincorporate in the State of Delaware.

      (See Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for further discussion of the Transaction.)

      In July 2005, the Company and The Steinmetz Diamond Group announced the creation of Sotheby's Diamonds, a retail jewelry joint venture, which offers jewels of superb quality for sale throughout Asia, Europe and North America.

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

      In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses and applicable taxes. The Company's auction commission revenues include those earned from the buyer (“buyer's premium revenue”) and those earned from the consignor (“seller's commission revenue”), both of which are calculated as a percentage of the hammer price of property sold at auction. For the years ended December 31, 2005, 2004 and 2003, auction commission revenues accounted for 86%, 77% and 86%, respectively, of the Company's consolidated revenues.

      In certain situations, under negotiated contractual arrangements or when the buyer takes possession of the property purchased at auction before payment is made, the Company is liable to the consignor for the net sale proceeds. (See Note F of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). The Company must perform under its auction guarantee in the event that the property sells for less than the minimum price, in which event the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with unaffiliated partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction. (See Note P of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

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

      In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of private purchases and sales of art, jewelry and collectibles. For example, the Company has a 50% equity interest in Acquavella Modern Art (“AMA”), a partnership between a wholly-owned subsidiary of the Company and Acquavella Contemporary Art, Inc. The assets of AMA consist principally of an inventory of fine art. (See Notes B and G of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company's auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment typically reflect lower Net Auction Sales (as defined below in Item 6, “Selected Financial Data”) when compared to the second and fourth quarters and, accordingly, a net loss due to the fixed nature of many of the Company's operating expenses. (See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note V of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

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

      The owner of a work of art wishing to sell it has four principal options: (1) sale or consignment to, or private sale by, an art dealer; (2) consignment to, or private sale by, an auction house; (3) private sale to a collector or museum without the use of an intermediary; or (4) for certain categories of property (in particular, collectibles) consignment to, or private sale through, an internet-based service. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust. A complex array of factors may influence the seller's decision. These factors, which are not ranked in any particular order, include:

•	The level and breadth of expertise of the dealer or auction house with respect to the property;

•	The extent of the prior relationship, if any, between the seller and the firm;

•	The reputation and historic level of achievement by the firm in attaining high sale prices in the property's specialized category;

•	The desire for privacy on the part of clients;

•	The amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright;

•	The level of auction guarantees or the terms of other financial options offered by auction houses;

•	The level of pre-sale estimates offered by auction houses;

•	The desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and executors);

•	The amount of commission charged by dealers or auction houses to sell a work on consignment;

•	The cost, style and extent of presale marketing and promotion to be undertaken by a firm;

•	Recommendations by third parties consulted by the seller;

•	Relationships and personal interaction between the seller and the firm's staff;

•	The desire of clients to conduct business with a publicly traded company; and

•	The availability and extent of related services, such as tax or insurance appraisals and short-term financing.

      It is not possible to measure with any particular accuracy the entire international art market or to reach any conclusions regarding overall competition because dealers and auction firms frequently do not publicly report annual totals for auction sales, revenues or profits and the amounts reported are not verifiable.

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

      The European Court of Justice has ruled that the standard rate of value added sales tax (“VAT”) must be paid on the buyer's premium on works imported into the United Kingdom (the “U.K.”) from outside the European Union (the “E.U.”) and sold at auction. This ruling brings into line the rate of VAT that buyers currently pay on certain lots originating from within the E.U. The Company is in discussions with the U.K. Customs authorities concerning proper implementation of the Court's decision. Although the Company will continue to analyze the ultimate impact of the Court's decision, management believes the decision will not have a material effect on the Company's business. (See statement on Forward Looking Statements.)

      Beginning on February 14, 2006, under U.K. law, subject to certain conditions and exceptions, living artists are entitled to receive a resale royalty (referred to as the “droit de suite” or “DDS”) each time their original art works are bought or sold by an art market professional. DDS is a royalty that the Company charges the buyer and is typically calculated on the hammer price (excluding buyer's premium and excluding VAT). The qualifying threshold from which DDS applies in the U.K. is €  1000 (approximately £680 or $1,200). The DDS rate is calculated as a percentage of the hammer price (using a sliding scale from 4% to 0.25%) subject to a maximum royalty payable of €  12,500 (approximately £8,500 or $15,000) for any one work for any one sale. This maximum royalty amount applies to works sold for €  2 million (approximately £1.4 million or $2.4 million) and above. As the royalty will not generally be payable on works sold in the United States (the “U.S.”) or Switzerland and the Company has selling offices in each of these locations, management believes that the imposition of this royalty will not have a material adverse effect on the Company's global business. (See statement on Forward Looking Statements.)

Finance Segment

Description of Business

      The Company's Finance segment provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Clients who borrow from the Finance segment are often unable to borrow on conventional terms from traditional lenders and are typically not highly interest rate sensitive. The Company's financing activities are conducted through its wholly-owned subsidiaries.

      The general policy of the Finance segment is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. The Company will also lend at loan to value ratios higher than 50%. Furthermore, the Finance segment's loans are predominantly variable interest rate loans.

      The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Term loans are generally made with full recourse against the borrower. In certain instances, however, term loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws.

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

      (See Notes B and F of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      The Company funds its financing activities generally through operating cash flows supplemented by credit facility borrowings. (See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

The Finance Market and Competition

      A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of those offered by the Company. Additionally, many traditional lenders offer borrowers a variety of integrated financial services such as wealth management services, which are not offered by the Company. Few lenders, however, are willing to accept works of art as sole collateral as they do not possess the ability both to appraise and to sell works of art within a vertically integrated organization. The Company believes that through a combination of its art expertise and skills in international law and finance, it has the ability to tailor attractive financing packages for clients who wish to obtain liquidity from their art assets.

Discontinued Operations

      In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby's International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the U.S.

      On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option. This license agreement is applicable worldwide except in Australia.

      In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby's International Realty trademark and certain related trademarks in Australia. The Company expects to consummate a license agreement related to such trademarks some time in 2006.

      SIR and the non-U.S. real estate brokerage operations comprised the Company's former Real Estate segment. For additional information related to the Company's discontinued operations, refer to Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Licensing

      As discussed under “Discontinued Operations” above, in conjunction with the sale of SIR, the Company entered into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks (the “Cendant License Agreement”). The Cendant License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2005, the Company earned $1.3 million in license fee revenue related to the Cendant License Agreement. The Company continues to consider additional opportunities to use the Sotheby's brand in businesses where appropriate.

Financial and Geographical Information About Segments

      See Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for financial and geographical information about the Company's segments.

Personnel

      As of December 31, 2005, the Company had 1,443 employees with 531 located in North America; 577 in the U.K., 253 in Continental Europe and 82 in Asia. The Company regards its relations with its employees as good. The table below provides a breakdown of the Company's employees as of December 31, 2005 and 2004.

December 31	2005	2004
Auction segment	1,316	1,275
Finance segment	7	7
Discontinued Operations	2	6
All Other	118	123

Total	1,443	1,411

      Employees classified within “All Other” principally relate to the Company's central corporate and information technology departments.

Technology

      Over the past five years, the Company has made substantial investments in information technology designed to improve client service. A new portfolio of enterprise systems anchored by SAP has been deployed across the organization, which has enhanced the quality of information and processing of sales and inventory tracking, as well as data management. The Company's goal is to utilize this investment to continuously improve the services provided to its clients and improve the tools available to management.

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

ITEM 1A: RISK FACTORS

      Operating results from the Company's Auction and Finance segments, as well as the Company's liquidity, are significantly influenced by a number of risk factors, many of which are not within the Company's control. These factors, which are not ranked in any particular order, include:

The overall strength of the international economy and financial markets

      The art market in which the Company operates is influenced over time by the overall strength of the international economy and financial markets, although this correlation may not be immediately evident in the short-term. The Company's business can be particularly influenced by the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally Japan and China).

Interest rates

      Fluctuations in interest rates influence the Company's cost of funds for borrowings under its credit facility that may be required to finance working capital needs and, in particular, the Finance segment's client loan portfolio.

Government laws and regulations

      Many of the Company's activities are subject to laws and regulations that can have an adverse impact on the Company's business. In particular, export and import laws and cultural patrimony laws could affect the availability of certain kinds of property for sale at the Company's principal auction locations or could increase the cost of moving property to such locations. See also “Auction Segment, Auction Regulations” under Item 1, “Description of Business,” for the possible effects of value added tax laws and laws requiring the payment of resale royalties to living artists upon sale of their works.

Political conditions

      Political conditions in countries in which the Company operates or from which it obtains property for sale may affect the Company's business both through their effect on the economies of those countries and to the extent that they may influence the enactment of legislation that could adversely affect the Company's business.

Foreign currency exchange rate movements

      The Company has operations throughout the world, with approximately 58.6% of its revenues from continuing operations coming from outside of the U.S. for the year ended December 31, 2005. Accordingly, fluctuations in exchange rates can have a significant impact on the Company's results of operations. (See “Use of Non-GAAP Financial Measures—Impact of Foreign Currency Translations” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”)

Seasonality of the Company's auction business

      The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company's revenues and operating income may be affected as described under “Seasonality” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

      Competition in the art market is intense, including competition both with other auctioneers and with art dealers. See “Auction Segment—The Art Market and Competition” under Item 1, “Description of Business,” for a discussion of the factors that may affect the Company's ability to compete successfully in its business.

The amount and quality of property being consigned to art auction houses

      The amount and quality of property being consigned to art auction houses are influenced by a number of factors not within the Company's control. Many major consignments, and specifically single-owner sale consignments, become available as a result of the death or financial or marital difficulties of the owner, all of which are unpredictable. This, plus the ability of the Company to sell such property, can cause auction and related revenues to be highly variable from period to period.

The demand for fine arts, decorative arts, and collectibles

      The demand for fine arts, decorative arts, and collectibles is influenced not only by overall economic conditions, but also by changing trends in the art market as to which kinds of property and the works of which artists are most sought after and by the collecting preferences of individual collectors, all of which can be unpredictable.

Qualified personnel

      The Company's business is largely a service business in which the ability of its employees to develop and maintain relationships with potential sellers and buyers of works of art is essential to the Company's success. Moreover, the Company's business is both complicated and unique, making it important to retain key specialists and members of management. Accordingly, the Company's business is highly dependent upon its success in attracting and retaining qualified personnel.

Demand for art-related financing

      The Company's Finance segment is dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial needs of owners of major art collections.

Value of artworks

      The art market is not a highly liquid trading market, as a result of which the valuation of artworks is inherently subjective and the realizable value of artworks often varies over time. Accordingly, the Company is at risk both as to the value of art held as inventory and as to the value of artworks pledged as collateral for Finance segment loans.

U.K. Pension Plan

      Future costs related to the Company's U.K. defined benefit pension plan are heavily influenced by changes in interest rates and investment performance in the debt and equity markets, both of which are unpredictable. (See “Critical Accounting Estimates—Pension Benefits” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”)

Income taxes

      The Company operates in many tax jurisdictions throughout the world. Variations in taxable income in the various jurisdictions in which the Company does business can have a significant impact on its effective tax rate. (See Note K of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

ITEM 2: PROPERTIES

      The Company's North American Auction and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the “York Property”). The Company acquired the York Property in July 2000. During the first quarter of 2001, the Company completed the construction of a six-story addition to and renovation of the York Property, which expanded the Company's auction, warehouse and office space in New York City and enabled the Company to consolidate many of its New York City operations. On February 7, 2003, the

Company sold the York Property and entered into an agreement to lease it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. (See Notes H and L of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”) The York Property is home to the Company's North American auction salesrooms and its principal North American exhibition space. In December 2005, the Company completed the consolidation of its New York warehouse space into the York Property in order to reduce premises costs in North America. The Company also leases office and exhibition space in several other major cities throughout the U.S.

      The Company's U.K. operations (primarily Auction) are centered at New Bond Street, London, where the main salesrooms, exhibition space and administrative offices of Sotheby's U.K. are located. The Company owns a portion of the New Bond Street premises, and a portion is leased under long-term leases. The lease related to a small portion of the New Bond Street complex is due to expire in September 2007 and, as a result, the Company will lose exhibition and office space. To compensate for this loss of space, the Company is planning a refurbishment of the New Bond Street premises. This refurbishment is expected to cost approximately $10 million and will take place in 2006 and 2007.

      In the U.K., the Company also leases space for its specially dedicated middle market auction salesroom at Olympia, a building located in Kensington, West London. In addition, the Company leases warehouse space at King's House in West London and owns land and a building at Billingshurst, West Sussex (the “Sussex Property”), which previously housed an auction salesroom. The Company is in advanced negotiations for the sale of vacated parts of the Sussex Property. The completion of the sale is conditional upon the receipt of planning permission for redevelopment of the land for sale. The Company is not certain when the sale of the Sussex Property will be completed. (See Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      The Company also leases space primarily for Auction operations in various locations throughout Continental Europe, including salesrooms in Amsterdam, The Netherlands; Geneva and Zurich, Switzerland; Milan, Italy; and Paris, France; in Asia, including Hong Kong and Singapore; and in Australia.

      In management's opinion, the Company's worldwide premises are adequate for the current conduct of its business. However, management continually analyzes its worldwide premises for both its current and future business needs as part of its ongoing efforts to manage infrastructure and other overhead costs. Where appropriate, management will continue to make any necessary changes to address the Company's premises requirements.

ITEM 3: LEGAL PROCEEDINGS

      The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie's for auction services during the period 1993 to 2000. The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity. (See statement on Forward Looking Statements.) (See Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2005.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

      The principal U.S. market for the Company's Class A Stock is the NYSE (symbol: BID).

      The Company's authorized capital stock also includes Class B Stock, which is convertible on a share for share basis into Class A Stock. There is no public market for the Class B Stock and there are no shares of Class B Stock outstanding. (See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recapitalization.”)

      Per share cash dividends, if any, would be equal for the Class A Stock and Class B Stock.

      The quarterly price ranges on the NYSE of the Class A Stock for 2005 and 2004 are as follows:

	2005
Quarter Ended	High	Low
March 31	$18.63	$15.33
June 30	$17.85	$13.52
September 30	$18.30	$13.93
December 31	$19.43	$15.08

	2004
Quarter Ended	High	Low
March 31	$15.93	$12.17
June 30	$16.60	$12.69
September 30	$17.23	$14.13
December 31	$19.24	$15.10

      The number of holders of record of Class A Stock as of February 27, 2006 was 2,069.

      Pursuant to the Company's senior secured credit agreement, dividend payments, if any, must be paid solely out of 40% of the Company's net income arising after June 30, 2005 and computed on a cumulative basis (see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The Company did not pay any dividends during 2005 and 2004. Management will continue to evaluate whether the payment of future dividends (or the repurchase of a portion of the outstanding Class A Stock) is appropriate based upon the Company's future earnings, operating cash flows and debt levels.

Equity Compensation Plans

      The following table provides information as of December 31, 2005 with respect to shares of the Company's Class A Stock that may be issued under its existing equity compensation plans, including the Sotheby's Holdings, Inc. 1987 Stock Option Plan (the “1987 Stock Option Plan”), the Sotheby's Holdings, Inc. 1997 Stock Option Plan (the “1997 Stock Option Plan”), the Sotheby's Holdings, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”) and the Sotheby's Holdings, Inc. Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Avaliable for Future Issuance Under Equity Compensation Plans (4) (5)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	7,528	$16.51	7,955
Equity compensation plans not approved by shareholders	—	—	—

Total	7,528	$16.51	7,955

(1)	See Note M of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for a description of the material features of and additional information related to the 1987 Stock Option Plan, the 1997 Stock Option Plan, the Restricted Stock Plan and the Directors Stock Plan.
(2)	Includes 1,356,478 shares of Class A Stock awarded under the Restricted Stock Plan on which the restrictions have not yet lapsed.
(3)	The weighted-average exercise price does not take into account 1,356,478 shares of Class A Stock awarded under the Restricted Stock Plan, which have no exercise price.
(4)	Includes 412,594 shares of Class A Stock available for future issuance under the Restricted Stock Plan.
(5)	Includes 78,183 shares of Class A Stock available for future issuance under the Directors Stock Plan.

ITEM 6: SELECTED FINANCIAL DATA

      The following table provides selected financial data (in thousands of dollars, except per share data) for the Company's continuing operations. See Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for further information related to discontinued operations.

Year Ended December 31	2005		2004		2003		2002		2001

Net Auction Sales (1)	$2,361,830		$2,334,937		$1,455,970		$1,552,703		$1,437,214
Income statement data:
Auction and related revenues	$502,030		$443,130		$308,990		$296,744		$286,264
License fee revenues	1,404		45,745		—		—		—
Other revenues	10,074		7,845		8,354		10,767		16,474

Total revenues	$513,508		$496,720		$317,344		$307,511		$302,738

Net interest expense	$(27,742)		$(30,270)		$(30,334)		$(20,177)		$(21,685)
Income (loss) from continuing operations	$63,169	(2)	$62,393	(3)	$(26,038	)(4)	$(59,168	)(5)	$(44,723	)(6)
Basic earnings (loss) per share from continuing operations	$1.04	(2)	$1.01	(3)	$(0.42	)(4)	$(0.96	)(5)	(0.74	)(6)
Diluted earnings (loss) per share from continuing operations	$1.02	(2)	$1.00	(3)	$(0.42	)(4)	$(0.96	)(5)	(0.74	)(6)
Balance sheet data:
Working capital (deficit)	$141,711		$212,318		$82,404		$9,544		$(13,903)
Total assets (7)	$1,060,752		$1,224,812		$903,346		$869,812		$853,930
Credit facility borrowings	$34,542		$—		$20,000		$100,000		$130,000
Long-term debt (net)	$99,701		$99,617		$99,539		$99,466		$99,398
York Property capital lease obligation	$172,044		$172,169		$172,282		$—		$—
Shareholders' equity (7)	$126,276		$235,385		$124,654		$134,475		$176,337

(1)	Represents the hammer (sale) price of property sold at auction.

(2)	Amounts for the year ended December 31, 2005 include (on a pre-tax basis) $3.1 million in credit facility termination costs and antitrust related charges of $1.1 million.

(3)	Amounts for the year ended December 31, 2004 include (on a pre-tax basis) one-time License Fee Revenues of $45.6 million, Retention Costs of $0.3 million, Net Restructuring Charges of $0.1 million and antitrust related charges of $1.9 million.

(4)	Amounts for the year ended December 31, 2003 include (on a pre-tax basis) Retention Costs of $8.5 million, Net Restructuring Charges of $5 million and antitrust related charges of $3.1 million.

(5)	Amounts for the year ended December 31, 2002 include (on a pre-tax basis) Retention Costs of $22.6 million, Net Restructuring Charges of $2 million and antitrust related charges of $41 million.

(6)	Amounts for the year ended December 31, 2001 include (on a pre-tax basis) Retention Costs of $19.8 million, Net Restructuring Charges of $16.5 million and antitrust related charges of $2.5 million.

(7)	The balances above of Shareholders' Equity prior to 2005 have been restated to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses, which is recorded in Accumulated Other Comprehensive Income (Loss), a component of Shareholders' Equity. The restatement resulted in a reduction of deferred tax assets and a corresponding reduction in Shareholders' Equity of $0.5 million, $2.7 million, $5.9 million and $9.6 million as of December 31, 2004, 2003, 2002 and 2001, respectively. The original amounts reported for Shareholders' Equity as of the end of each applicable year prior to 2005 were as follows: $235.9 million (2004), $127.4 million (2003), $140.4 million (2002) and $185.9 million (2001).

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

      The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company's auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment typically reflect lower Net Auction Sales (as defined above in Item 6, “Selected Financial Data”) when compared to the second and fourth quarters and, accordingly, a net loss due to the fixed nature of many of the Company's operating expenses. (See Note V of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information on the Company's quarterly results for the years ended December 31, 2005 and 2004.)

Critical Accounting Estimates

      The preparation of financial statements and related disclosures in conformity with GAAP (as defined below under “Use of Non-GAAP Financial Measures”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from management's original estimates as future events and circumstances sometimes do not develop as expected. Note B of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. In addition, management believes that the following are the most critical accounting estimates that may affect the Company's financial condition and/or results of operations.

(1)	Allowance for Doubtful Accounts—The Company is required to estimate the collectibility of its accounts receivable balances, which are almost entirely related to the Auction segment. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and aging of any past due balances. Management evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Allowances are also established for probable losses inherent in the remainder of the accounts receivable balance. Management's judgments about the creditworthiness of the Company's clients may prove, with the benefit of hindsight, to be inaccurate. Accordingly, adjustments to the allowance for doubtful accounts have historically been and may continue to be required to reflect changes in facts and circumstances that are beyond the Company's control. If the creditworthiness of the Company's clients were to deteriorate, additional allowances would be required resulting in an adverse impact on the operating results of the Auction segment. Alternatively, if the creditworthiness of certain of the Company's clients were to improve, reductions in the allowance for doubtful accounts would be required resulting in a favorable impact on the operating results of the Auction segment.

(See Note F of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(2)	Allowance for Credit Losses—The Company is required to estimate the collectibility of the notes receivable balances within the client loan portfolio of the Finance segment. A considerable amount of judgment is required in assessing the collectibility of these loans, including judgments about the estimated realizable value of any underlying collateral and the ability of the borrower to repay the loan. Management reevaluates the value of the collateral for specific loans when it becomes aware of a situation where the estimated realizable value of the collateral may be less than the loan balance, and with respect to which the under-collateralized amount may not be collectible from the borrower. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan, taking into account the ability of the borrower to repay the loan. A reserve is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan write-offs.

If the estimated realizable value of any underlying collateral and/or the ability of borrowers in the Company's client loan portfolio to repay were to deteriorate, additional allowances may be required resulting in an adverse impact on the Company's operating results. However, historical losses relating to the Company's client loan portfolio have been infrequent and minimal and the data used by management to develop the allowance for credit losses has been reliable in developing historically accurate estimates.

(See Note F of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(3)	Inventory—Inventory consists principally of objects obtained incidental to the auction process, primarily as a result of the failure of guaranteed property to sell at auction at or above the minimum price guaranteed by the Company (see Note P of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”), defaults by purchasers after consignors have been paid and the honoring of purchasers' claims. Inventory also includes objects purchased for investment purposes. Inventory is valued at the lower of cost or management's estimate of net realizable value. This estimate is based on management's judgments about the art market in general and the value of individual items held in inventory. If the market value of this inventory were to decline, the Company would be required to evaluate whether to record a loss in the Auction segment to reduce the carrying value of the inventory. From time-to-time in the past, adjustments have been required to reduce the net realizable value of the Company's inventory to reflect changes in management's judgments about the art market in general and the value of individual items held in inventory. Due to the unpredictability of the art market, which is an important factor in valuing individual works of art, it is possible that such adjustments will be required in the future.

(4)	Investments—The Company uses the equity method to account for its investment in AMA. The carrying value of this investment is based on an estimate of the fair value of the underlying inventory of fine art owned by the Partnership, which is carried at the lower of cost or market value. This estimate is based on judgments about the art market in general and the value of individual items in AMA's inventory. If the market value of this inventory were to decline, the Company would be required to record a loss in the Auction segment to reduce the carrying value of the Company's investment in AMA. Although historical inventory losses relating to AMA have been infrequent, due to the unpredictability of the art market, which is an important factor in valuing individual works of art, it is possible that such adjustments may be required in the future.

(See Note G of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(5)	Pension Benefits—The pension obligations related to the Company's U.K. defined benefit pension plan (the “U.K. Pension Plan”) are developed from an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected long-term return on plan assets, future compensation increases, and other factors, which are updated on an annual basis. In determining these assumptions and estimates, management considers current market conditions, market indices and other relevant data.

The discount rate assumption represents the approximate weighted average rate at which the Company's pension obligations could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate used to calculate the $4.4 million in net periodic pension cost related to the U.K. Pension Plan for the year ended December 31, 2005 was 5.4%. A hypothetical increase or decrease of 0.1% in this assumption (i.e., from 5.4% to 5.5% or from 5.4% to 5.3%) would result in a decrease or increase in net periodic pension cost of approximately $0.6 million. As of the date of the most recent actuarial valuation (September 30, 2005), the discount rate used to calculate the $248.9 million projected benefit obligation related to the U.K. Pension Plan was 4.9%. A hypothetical increase or decrease of 0.1% in this assumption (i.e., from 4.9% to 5% or from 4.9% to 4.8%) would result in a decrease or increase in the projected benefit obligation of approximately $5 million.
The assumption for the expected long-term return on plan assets is based on expected future appreciation, as well as dividend and interest yields available in equity and bond markets as of the plan's measurement date and weighted according to the composition of invested plan assets. The long-term return on plan assets used to calculate the $4.4 million in net periodic pension cost related to the U.K. Pension Plan for the year ended December 31, 2005 was 7.75% per annum. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 7.75% to 8% or from 7.75% to 7.5%) would result in a decrease or increase in net periodic pension cost of approximately $0.5 million.
The assumption for future compensation increases is established after considering historical data for the Company and current economic data for inflation, as well as management's expectations for future salary growth. The assumption for future compensation increases used to calculate the $4.4 million in net periodic pension cost related to the U.K. Pension Plan for the year ended December 31, 2005 was 4.75% per annum. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 4.75% to 5% or from 4.75% to 4.5%) would result in an increase or decrease in net periodic pension cost of approximately $0.5 million. As of the date of the most recent actuarial valuation (September 30, 2005), the assumption for future compensation increases used to calculate the $248.9 million projected benefit obligation related to the U.K. Pension Plan was 4.5% per annum. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 4.5% to 4.75% or from 4.5% to 4.25%) would result in an increase or decrease in the projected benefit obligation of approximately $2.1 million.
During the three-year period from 2000 to 2002, actual asset returns were less than the Company's assumed rate of return on plan assets, principally contributing to unrecognized net losses of approximately $54 million at December 31, 2005. These unrecognized losses will be systematically recognized as an increase in future net periodic pension cost in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers' Accounting for Pensions.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plan's projected benefit obligation are recognized over a period of approximately 14 years, which represents the average remaining service period of active employees expected to receive benefits under the plan. In 2006, the Company expects the amortization of such unrecognized losses to increase by approximately $1.1 million when compared to 2005 (from $2.1 million to $3.2 million); significantly contributing to the $1.7 million expected overall increase in costs related to the U.K. Pension Plan. In accordance with SFAS No. 87, the market-related value of plan assets was derived using a method that adjusts for 20% of the last five years' actual gains and losses.

(See Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for a description of the U.K. Pension Plan, as well as the Company's other material pension arrangements.)

(6)	Legal and Other Contingencies—The Company is subject to legal proceedings, lawsuits and other claims. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of reserves, if any, required for these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or a change in settlement strategy.

(See Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(7)	Settlement Liabilities—In conjunction with the settlement of certain civil litigation related to the investigation by the Antitrust Division of the U.S. Department of Justice (the “DOJ”), in May 2003 the Company issued to the class of plaintiffs vendor's commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie's in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as settlement liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008.

As of December 31, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $50.7 million and the carrying value of such Discount Certificates reflected in the Consolidated Balance Sheets was approximately $47 million. This carrying value represents management's estimate of future Discount Certificate redemptions between December 31, 2005 and May 14, 2008. However, due to the unpredictability of Discount Certificate redemption activity, actual future redemptions could be materially less than management's estimate, which would result in the reversal of any remaining liability upon the expiration of the Discount Certificates on May 14, 2008.

(See Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(8)	Income Taxes—At December 31, 2005, the Company had net deferred tax assets of $61 million primarily resulting from net operating loss carryforwards and deductible temporary differences, which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $24.9 million to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company's projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required, which would have an adverse impact on the Company's results. Conversely, should management determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on the Company's results in the period such determination was made.

(See Note K of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Use of Non-GAAP Financial Measures

      GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis.

      Specifically, in MD&A, the Company makes reference to Adjusted EBITDA, which is defined as income from continuing operations excluding income tax expense, net interest expense, and depreciation and amortization expense, as well as costs associated with the termination of the GE Capital Credit Agreement in 2005 and one-time license fee revenues and transaction costs in 2004 related to the Company's license agreement with Cendant. Management believes that Adjusted EBITDA provides a useful supplemental performance measure of the Company's operations and financial performance. Management also believes that EBITDA-based measures are used by many investors, equity analysts and rating agencies as a measure of the Company's financial performance. It is important to note that Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be considered as an alternative to income from continuing operations determined in accordance with GAAP.

      Additionally, when material, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are provided on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates from the prior year.

      Management also utilizes these non-GAAP financial measures in analyzing its operating results. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures is presented in the “Overview” and “Impact of Foreign Currency Translations” sections below.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      Note E (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

      The Company's results for the year ended December 31, 2005 reflect the continuing strength of the international art market as Net Auction Sales and Private Sales (both defined below) remained strong. In 2005, income from continuing operations increased 1% to $63.2 million even though 2004 results included one-time license fee revenues of $45.6 million earned in conjunction with the consummation of the Cendant License Agreement (see “License Fee Revenues” below). The Company's strong financial performance in 2005 was largely the result of a significant improvement in auction commission margins. Management currently anticipates a continuation of the strong international art market and is encouraged by the Company's sales results to date in the first quarter of 2006. (See statement on Forward Looking Statements.)

      The Company's results from continuing operations for the years ended December 31, 2005 and 2004 are summarized below (in thousands of dollars):

Year Ended December 31	2005	2004	$ Change	% Change
Revenues:
Auction and related revenues	$502,030	$443,130	$58,900	13.3%
License fee revenues	1,404	45,745	(44,341)	–96.9%
Other revenues	10,074	7,845	2,229	28.4%

Total revenues	513,508	496,720	16,788	3.4%
Expenses	390,314	370,058	20,256	5.5%

Operating income	123,194	126,662	(3,468)	–2.7%
Net interest expense	(27,742)	(30,270)	(2,528)	–8.4%
Credit facility termination costs	(3,069)	—	(3,069)	*
Other expense	(1,470)	261	(1,731)	*

Income from continuing operations before taxes	90,913	96,653	(5,740)	–5.9%
Equity in earnings of investees, net of taxes	829	740	89	12.0%
Income tax expense	28,573	35,000	(6,427)	–18.4%

Income from continuing operations	$63,169	$62,393	$776	1.2%

Key performance indicators:
Aggregate Auction Sales (a)	$2,752,185	$2,694,544	$57,641	2.1%
Net Auction Sales (b)	$2,361,830	$2,334,937	$26,893	1.2%
Private Sales (c)	$271,936	$262,891	$9,045	3.4%
Auction commission margin (d)	18.7%	16.4%	N/A	14.0%
Average loan portfolio (e)	$102,605	$82,519	$20,086	24.3%
Adjusted EBITDA (f)	$145,074	$108,402	$36,672	33.8%

      Legend:

*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer's premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents the total purchase price of property sold in private sales brokered by the Company.
(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(e)	Represents the average loan portfolio of the Company's Finance segment.
(f)	See “Use of Non-GAAP Financial Measures” above and reconciliation to corresponding GAAP amount below.

      Please see below for a more detailed discussion of the significant factors impacting the Company's results from continuing operations for the year ended December 31, 2005.

      The following is a reconciliation of Adjusted EBITDA (see “Use of Non-GAAP Financial Measures” above) to income from continuing operations for the years ended December 31, 2005 and 2004 (in thousands of dollars):

Year Ended December 31	2005	2004
Adjusted EBITDA	$145,074	$108,402
Income tax expense related to continuing operations	(28,573)	(35,000)
Income tax expense related to earnings from equity investees	(446)	(398)
Net interest expense	(27,742)	(30,270)
Depreciation and amortization expense	(22,075)	(23,830)
Credit facility termination costs	(3,069)	—
One-time Cendant license fee revenue	—	45,650
Cendant License Agreement transaction costs	—	(2,161)

Income from continuing operations	$63,169	$62,393

Impact of Foreign Currency Translations

      For the year ended December 31, 2005, income from continuing operations before taxes decreased $5.7 million, or 6%, to $90.9 million, when compared to the prior year. During 2005, the unfavorable impact of foreign currency translations on income from continuing operations before taxes was approximately $2.4 million. Excluding the unfavorable impact of foreign currency translations, income from continuing operations before taxes decreased $3.3 million, or 3%, to $93.3 million for the year ended December 31, 2005 (see “Use of Non-GAAP Financial Measures” above). In 2005, the unfavorable impact of foreign currency translations on income from continuing operations before taxes consists of the following (in thousands of dollars):

Year Ended December 31, 2005	Favorable/ (Unfavorable)
Total revenues	$(5,075)
Total expenses	2,633

Operating income	(2,442)
Net interest expense and other	16

Income from continuing operations before taxes	$(2,426)

Recapitalization

      On September 7, 2005, the Company entered into a Transaction Agreement (previously defined as the “Agreement”) with various affiliates of A. Alfred Taubman and his family (previously defined as the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company's largest shareholders, holding in the aggregate 14,034,158 shares of the Company's Class B Stock, representing approximately 62.4% of the aggregate voting power of the Company's capital stock.

      Pursuant to the Agreement, the Company agreed to exchange all 14,034,158 shares of Class B Stock owned by the Shareholders for $168,409,896 in cash and 7.1 million shares of the Company's Class A Stock, (such exchange, previously defined as the “Transaction”). Completion of the Transaction was not subject to any conditions and it was completed on September 7, 2005. Because the outstanding shares of Class B Stock constituted less than fifty percent of the aggregate voting power of the Company's outstanding common stock following completion of the Transaction, pursuant to the Company's Third Amended and Restated Articles of Incorporation (previously defined as the “Articles”), following completion of the Transaction each remaining outstanding share of Class B Stock held by shareholders not a party to the Transaction was automatically converted into one share of Class A Stock without any action on the part of the holder thereof. Therefore, immediately following completion of the Transaction and such conversion, the Company had approximately 57.3 million shares of Class A Stock outstanding (of which the Shareholders owned 7.1 million, or approximately 12.4%) and no shares of Class B Stock.

      The Company's Board of Directors appointed a Special Committee to carefully examine all details of the Transaction. The Special Committee consisted of four disinterested Directors who, after careful deliberation and negotiation, and based on the advice of independent legal and financial advisors retained by the Special Committee, unanimously recommended that the Company's Board of Directors approve the Transaction.

      As a result of the Transaction, the dual class super-voting share structure that had been in place since the Company's initial public offering in 1988 was eliminated; allowing for a corporate governance structure that is more consistent with the best practices of public companies. Also, the Company believes that the simplified share structure will enhance share liquidity and increase the Company's strategic and financing flexibility. The Company is also planning to present to shareholders for their approval at the 2006 Annual Meeting of Shareholders a proposal to reincorporate in the State of Delaware.

      The Transaction is expected to have a favorable impact on earnings per share in periods subsequent to September 30, 2005. (See statement on Forward Looking Statements.)

      Mechanics of Effecting the Transaction; Funding—Under the terms of the Agreement, the Transaction was effected by means of: (1) the Shareholders voluntarily converting, on a one-for-one basis pursuant to the Articles, 7.1 million shares of Class B Stock into shares of Class A Stock, and (2) the Company acquiring the remaining shares of Class B Stock owned by the Shareholders for aggregate cash consideration of $168,409,896. The Company funded the cash portion of the consideration plus direct transaction and financing costs with then existing cash balances and $100 million in borrowings under a new credit facility (see “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Company's credit arrangements).

      The total cost to acquire the Class B Stock owned by the Shareholders of $177.2 million (including $8.8 million in direct transaction costs) was accounted for as a treasury stock transaction in the third quarter of 2005, with common stock and additional paid-in capital being reduced by $177.1 million. Additionally, the Company ascribed $100,000 of the cost to the Standstill and the Restrictions on Transfer (as described below) based on their fair value as determined by an independent valuation expert. Such amount was expensed as incurred within Other Expense in the period of the Transaction.

      Standstill—In the Agreement, each Shareholder agreed to a customary standstill lasting until the earlier of (1) the fourth anniversary of the Transaction or (2) 30 days after the date on which (a) the Shareholders, together with their affiliates, own, in the aggregate, securities representing less than ten percent of the Company's total outstanding voting power and (b) no affiliate of any Shareholder is a member of the Board of Directors of the Company (however, if such 30th day would otherwise occur on or before the second anniversary of the Transaction, such 30th day would not be deemed to occur until such second anniversary). The terms of the Standstill generally state that, each Shareholder shall not (unless requested by the Company): (1) acquire or propose to acquire ownership of or the ability to vote any securities or other property of the Company or any of its subsidiaries or (2) act to seek to control or influence the management, Board of Directors, shareholders, business, operations or policies of the Company.

      Restrictions on Transfer—In the Agreement, each Shareholder agreed that, prior to the second anniversary of the Transaction, such Shareholder would not transfer any shares of Class A Stock or any economic interest therein, except to an affiliate of such Shareholder in connection with tax or estate-planning transactions, or, to the extent permitted by law, for sales of shares of Class A Stock in any three month period, that when aggregated with sales by all other shareholders in such period, would not exceed the greater of one percent of the outstanding shares of Class A Stock or the average weekly trading volume of the Class A Stock during the four weeks preceding such sale.

      Registration Rights—In the Agreement, the Company agreed that, following the second anniversary of the Transaction and on not more than two occasions, the Shareholders would have the right to require the Company to file a registration statement under the federal securities laws registering the sale of all or a portion of the shares of Class A Stock owned by the Shareholders that are not otherwise freely tradable, provided that the market value of the securities proposed to be sold exceeds specified thresholds. The Company has the right to defer the filing of such registration statement under certain circumstances. The Company also agreed to allow the Shareholders to participate in any registration statement proposed to be effected by the Company following the second anniversary of the Transaction, subject to certain restrictions.

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

Revenues

      For the years ended December 31, 2005 and 2004, revenues from continuing operations consist of the following (in thousands of dollars):

Year Ended December 31	2005	2004	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$441,301	$383,142	$58,159	15.2%
Auction expense recoveries	19,312	17,633	1,679	9.5%
Private sales commissions	21,200	21,492	(292)	–1.4%
Principal activities	3,225	2,603	622	23.9%
Catalogue subscription revenues	9,690	9,700	(10)	–0.1%
Other	7,302	8,560	(1,258)	–14.7%

Total auction and related revenues	502,030	443,130	58,900	13.3%

License fee revenues	1,404	45,745	(44,341)	–96.9%
Other revenues:
Finance segment revenues	8,302	5,907	2,395	40.5%
Other	1,772	1,938	(166)	–8.6%

Total other revenues	10,074	7,845	2,229	28.4%

Total revenues	$513,508	$496,720	$16,788	3.4%

Auction and Related Revenues

      For the year ended December 31, 2005, auction and related revenues increased $58.9 million, or 13%, to $502 million, when compared to the prior year. This improvement is almost entirely due to a $58.2 million, or 15%, increase in auction commission revenues. The significant factors contributing to the improvement in auction commission revenues are explained in more detail below.

      Auction Commission Revenues—The higher level of auction commission revenues during 2005 is principally due to a 14% improvement in auction commission margin (from 16.4% to 18.7%) and, to a much lesser extent, a slight increase in Net Auction Sales. See “Auction Commission Margin” and “Net Auction Sales” below for a detailed discussion of these key performance indicators. The overall increase in auction commission revenues was partially offset by the unfavorable impact of foreign currency translations, which decreased auction commission revenues by approximately $5 million during the year.

      Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins.

      Effective January 1, 2005, the Company increased its buyer's premium charged on certain auction sales. In salesrooms in the U.S., the buyer's premium is now 20% of the hammer (sale) price on the first $200,000 and 12% of any remaining amount over $200,000. In foreign salesrooms, these U.S. dollar thresholds were translated into an appropriate fixed local currency amount upon the effective date of the change. Previously, the buyer's premium charged on auction sales was generally 20% of the hammer (sale) price on the first $100,000 and 12% of any remaining amount over $100,000.

      As discussed above, for the year ended December 31, 2005, auction commission margin increased 14% (from 16.4% to 18.7%) when compared to the prior year principally due to the following factors:

•	A $19.6 million decrease in shared auction commissions as certain significant consignments for property sold in 2004 were subject to commission sharing arrangements with unaffiliated third parties. These arrangements were primarily the result of the competitive environment for such consignments, as well as the Company's decision to reduce its auction guarantee risk through sharing arrangements with partners, whereby the Company reduced its financial exposure under the auction guarantee in exchange for sharing the auction commission with the partner.

•	A favorable change in sales mix as a more significant portion of Net Auction Sales in 2004 were at the high-end of the Company's business where auction commission margins are traditionally lower.

•	The increase in the buyer's premium rate structure discussed above.

      Net Auction Sales—For the year ended December 31, 2005, Net Auction Sales increased $26.9 million, or 1%, to $2.4 billion, when compared to the prior year. This increase is attributable to the following factors:

•	A $57.3 million increase in various-owner sales of Contemporary art, reflecting the strength of this market.

•	A $51.2 million, or 36%, increase in Net Auction Sales conducted by Sotheby's Asia (which includes auction salerooms in Hong Kong, Singapore and Australia) primarily due to a higher level of Chinese Ceramics and Paintings sales, in addition to a $20 million improvement in Asian art sales in New York and London, both which reflect the continued growth of the Chinese art market.

•	A $42.4 million increase in Russian art sales, reflecting the rapid growth of that market.

•	Net Auction Sales attributable to the November 2005 sale of property from the single-owner decorative arts collection of Lilly and Edmond J. Safra in New York ($41.9 million) and the October 2005 off-premises single-owner sale of property from the Royal House of Hanover in Germany ($41.4 million). Except for the historic May 2004 sale of property from the Greentree Foundation discussed below, there were no comparable single-owner sales in the prior year.

•	Several increases in Net Auction Sales related to recurring sales, such as those for 19th Century Paintings ($23 million improvement) and Jewelry in the U.S. and Europe ($20 million improvement).

      These increases in Net Auction Sales in 2005 are largely offset as prior year results include the May 2004 sale of property from the Greentree Foundation, which totaled $189.4 million and for which there was no comparable event in the current year. To a lesser extent, the comparison to the prior year is unfavorably influenced by a $46.7 million decrease in various-owner sales of Impressionist art primarily due to several high-value works sold in the November 2004 Impressionist sale in New York for which there were no comparable works sold in the same sale in 2005. Also partially offsetting the overall increase in Net Auction Sales versus the prior year is a $30 million decrease in various-owner American Paintings sales, which, in 2004, included the sale of John Singer Sargent's “Group of Parasols (A Siesta)” for $21 million. There was no comparable picture sold at auction in the current year American Paintings sales.

      Private Sales Commissions—The level of private sales commissions earned by the Company in any period is typically variable. In 2005, private sales commissions remained at a historically high level totaling $21.2 million, representing a slight decrease compared to the prior year even though 2004 results included private sales commissions related to the landmark private sale of the Forbes Collection of Faberge.

      Principal Activities—Principal activities consist mainly of gains or losses on sales of inventory, income or loss related to auction guarantees and gains or losses related to the sales of loan collateral, as well as any decreases in the carrying value of the Company's inventory. The level of principal activities in a period is largely attributable to the success of the Company in selling property acquired in connection with auction guarantees, as well as the supply of quality property available for investment and resale and the demand by buyers for such property. For the year ended December 31, 2005, principal activities increased $0.6 million, or 24%, to $3.2 million, when compared to the prior year primarily due to slightly more favorable auction guarantee experience and a lower level of inventory writedowns.

License Fee Revenues

      For the year ended December 31, 2005, license fee revenues decreased $44.3 million to $1.4 million, when compared to the prior year as 2004 results include $45.6 million in one-time license fee revenues earned in conjunction with the consummation of the Cendant License Agreement (see Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). In 2005, license fee revenues includes $1.3 million in ongoing license fees earned as a result of Cendant's continued use of the Company's licensed trademarks.

Other Revenues

      For the year ended December 31, 2005, other revenues increased $2.2 million, or 28%, to $10.1 million, when compared to the prior year principally due to a $2.4 million, or 41%, improvement in Finance segment revenues resulting from a 24% increase in the average loan portfolio balance (from $82.5 million to $102.6 million). This increase is due in part to the availability of capital to fund new loans and marketing efforts to increase client loan activity. As discussed in more detail below under “Liquidity and Capital Resources,” management expects to continue to look for opportunities to expand the Finance segment's client loan portfolio. (See statement on Forward Looking Statements.) The comparison of 2005 Finance segment revenues to the prior year is unfavorably influenced by $1 million in interest income recognized in the second quarter of 2004 as a result of the collection of a disputed client loan, for which there was no comparable event in the current year.

Expenses

      For the years ended December 31, 2005 and 2004, expenses from continuing operations consist of the following (in thousands of dollars):

Year Ended December 31	2005	2004	$ Change	% Change
Direct costs of services	$65,772	$55,526	$10,246	18.5%
Salaries and related costs	187,608	177,583	10,025	5.6%
General and administrative expenses	114,859	112,688	2,171	1.9%
Depreciation and amortization expense	22,075	23,830	(1,755)	–7.4%
Retention costs	—	285	(285)	–100.0%
Net restructuring charges	—	146	(146)	–100.0%

Total expenses	$390,314	$370,058	$20,256	5.5%

Direct Costs of Services

      Direct costs of services consist largely of catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company's auction offerings. For example, direct costs attributable to single-owner collections are typically higher than those associated with various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions.

      For the year ended December 31, 2005, direct costs of services increased $10.2 million, or 19%, to $65.8 million when compared to the prior year principally due to the higher number and type of single-owner sales during the period. Specifically, in 2005, direct costs include expenses related to significant off-premises single-owner sales for which there were no comparable events in the prior period, including the sale of property from the Royal House of Hanover in Germany ($4.8 million); the sale of cars and memorabilia at Ferrari headquarters in Maranello, Italy ($1.5 million) and the Easton Neston house sale in Northamptonshire, U.K. ($0.8 million). Also contributing to the higher level of direct costs in 2005 are increases of $2 million and $1.9 million related to sales conducted during the period in Asia and the U.K. (excluding the Easton Neston sale discussed above), respectively. These increases are generally consistent with the higher level of Net Auction Sales achieved in those regions. The overall increase in direct costs is partially offset by the favorable impact of foreign currency translations, which decreased direct costs by approximately $0.8 million during the year.

Salaries and Related Costs

      For the years ended December 31, 2005 and 2004, salaries and related costs consist of the following (in thousands of dollars):

Year Ended December 31	2005	2004	$ Change	% Change
Full-time salaries	$101,273	$98,383	$2,890	2.9%
Incentive bonus costs	30,479	25,909	4,570	17.6%
Employee benefits	20,914	19,326	1,588	8.2%
Payroll taxes	14,079	13,332	747	5.6%
Option Exchange	4,553	7,688	(3,135)	–40.8%
Stock compensation expense	3,716	1,098	2,618	*
Other**	12,594	11,847	747	6.3%

Total salaries and related costs	$187,608	$177,583	$10,025	5.6%

      Legend:

       * Represents a change in excess of 100%.

      ** Principally includes the cost of temporary labor and overtime.

      In recent years, the Company's compensation strategy has evolved towards having greater variability in pay, dependent upon the Company's profitability. Also, the Company's equity compensation strategy has evolved towards a preference for restricted stock as opposed to stock options. The $10 million, or 6%, increase in salaries and related costs during 2005 reflects this change in strategy as the significant drivers of this increase are higher levels of incentive bonus costs and restricted stock compensation expense. Also contributing to the increase versus the prior year is a 3% increase in full-time salaries, principally due to limited salary and headcount increases in 2005, and increased employee benefit costs. The overall increase in salaries and related costs for the period is partially offset by lower Option Exchange costs, as well as the favorable impact of foreign currency translations, which decreased salaries and related costs by approximately $1.3 million during the year. See discussion below for a more detailed explanation of certain of these factors.

      Incentive Bonus Costs—For the year ended December 31, 2005, incentive bonus costs increased $4.6 million, or 18%, to $30.5 million, when compared to the prior year. This increase is attributable to the Company's strong financial performance during 2005, even when compared to the prior year's results from continuing operations which included one-time license fee revenues of $45.6 million earned in conjunction with the consummation of the Cendant License Agreement (see “License Fee Revenues” above).

      Stock Compensation Expense—For the year ended December 31, 2005, stock compensation expense related to restricted stock shares granted pursuant to the Restricted Stock Plan (excluding shares issued in conjunction with the Exchange Offer discussed below) increased $2.6 million when compared to the prior year. This increase is primarily due to the amortization of stock compensation expense associated with restricted stock shares granted in 2005. Excluding shares issued in conjunction with the Exchange Offer discussed below, stock compensation expense related to the Restricted Stock Plan for the year ended December 31, 2006 is expected to be approximately $5 million. This amount relates to restricted stock shares granted through March 16, 2006. The Company anticipates granting additional shares of restricted stock in 2006, which would result in additional stock compensation expense. (See statement on Forward Looking Statements.)

      (See “Future Impact of Recently Issued Accounting Standards” below for information relating to the Company's adoption of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006.)

      (See Note M of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Restricted Stock Plan.)

      Employee Benefits—For the year ended December 31, 2005, employee benefits increased $1.6 million, or 8%, to $20.9 million, when compared to the prior year. The higher level of employee benefits for the period is primarily due to a $1.7 million, or 61%, increase in costs related to the U.K. Pension Plan (see Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). To a lesser extent, the increase in employee benefits is attributable to incremental profit-sharing costs of $0.8 million related to the Company's U.S. pension plans, reflecting the Company's strong financial performance for 2005 (see “Incentive Bonus Costs” above), as well as increased other benefit costs attributable to limited salary and headcount increases and market inflation for such costs. In the prior year, certain contributions to the Company's U.S. pension plans were determined as a fixed percentage of an employee's eligible compensation rather than via a profit-sharing formula. Also unfavorably impacting the comparison to the prior year is a $0.9 million one-time charge for retirement benefits in Germany. The overall increase in employee benefit costs in 2005 is largely offset by a $2.8 million decrease in severance costs.

      As discussed above under “Critical Accounting Estimates,” during the three-year period from 2000 to 2002, actual asset returns for the U.K. Pension Plan were less than management's assumed rate of return on plan assets, principally contributing to unrecognized net losses of approximately $54 million at December 31, 2005. These unrecognized losses will be systematically recognized as an increase in future net periodic pension cost in accordance with SFAS No. 87, “Employers' Accounting for Pensions.” In 2006, management currently anticipates an increase of approximately $1.7 million in costs related to the U.K Pension Plan principally due to higher amortization of such unrecognized losses. (See statement on Forward Looking Statements.)

      Option Exchange Program—In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004. In 2005, compensation expense related to the Exchange Offer decreased $3.1 million, or 41%, to $4.6 million, as prior year results include $2.2 million of expense recognized in the first quarter of 2004 representing the one-time cash payment made to employees upon acceptance of the Exchange Offer on March 31, 2004. The comparison to the prior period is also favorably influenced by lower amortization of stock compensation related to the issuance of 1.1 million restricted shares as a result of the Exchange Offer, the expense relating to which is being amortized over a graded four-year vesting period. The amortization of stock compensation expense related to the Exchange Offer is expected to be approximately $2.5 million and $1.2 million for the years ended December 31, 2006 and 2007, respectively. (See statement on Forward Looking Statements.)

General and Administrative Expenses

      For the year ended December 31, 2005, general and administrative expenses increased $2.2 million, or 2%, to $114.9 million, when compared to the prior year. This increase is largely attributable to the following factors:

•	An insurance recovery of approximately $4 million, which reduced general and administrative expenses in the second quarter of 2004, for which there was no comparable event in 2005.

•	A $2.7 million increase in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during 2005, reflecting the strength of the current art market.

•	A $1.4 million increase in professional fees, primarily due to $1.1 million in incremental fees incurred as a result of outsourcing management of the Company's catalogue production operations in the U.S. Outsourcing has allowed the Company to achieve improved quality along with cost efficiencies and headcount reductions in this area.

•	A $1.4 million increase in facility related expenses primarily as a result of higher costs for utilities and security.

•	A $1.2 million increase in property taxes related to the Company's headquarters building at 1334 York Avenue in New York as a result of a tax reassessment that became effective on July 1, 2004.

•	The recovery of $1 million in previously paid real estate taxes in the U.K. recorded in the third quarter of 2004, for which there was no comparable event in 2005.

•	$0.9 million in lease abandonment costs in the U.K. incurred in the fourth quarter of 2005, for which there was no comparable event in 2004.

      The overall increase in general and administrative expenses for the year ended December 31, 2005 is partially offset by the following factors:

•	A $2.9 million benefit recorded in the fourth quarter of 2005 due to the reversal of certain sales tax estimates that are no longer necessary, for which there was no comparable event in the prior year.

•	A $2.4 million decrease in client goodwill gestures, authenticity claims and litigation settlements primarily as a result of fewer and less costly occurrences of such matters in 2005.

•	$2.2 million in transaction costs incurred in 2004 related to the consummation of the Company's agreement with Cendant to license the Sotheby's International Realty trademark, for which there were no comparable fees incurred in 2005 (see Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

•	A $1 million reduction in insurance costs, reflecting management's cost reduction efforts and lower overall premiums available in the market.

•	A $0.8 million decrease in settlement administration costs and legal fees associated with certain civil antitrust litigation (see Notes B and Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

•	The reversal of a $0.7 million legal accrual in the fourth quarter of 2005 as a result of favorable changes in circumstances, for which there was no comparable event in 2004.

•	A $0.6 million decrease in computer costs principally as a result of the favorable renegotiation of a maintenance outsourcing agreement.

Depreciation and Amortization Expense

      For the year ended December 31, 2005, depreciation and amortization expense decreased $1.8 million, or 7%, to $22.1 million when compared to the prior year principally due to the timing and rate of capital spending on depreciable assets, as well as $0.3 million in accelerated depreciation expense recognized in the third quarter of 2004 for assets retired as a result of the consolidation of the Company's New York warehouse space into its headquarters building at 1334 York Avenue in New York.

Net Interest Expense

      For the year ended December 31, 2005, net interest expense decreased $2.5 million, or 8%, to $27.7 million, when compared to the prior year. This decrease is largely attributable to a $2.4 million improvement in interest income resulting from higher average balances of cash and short-term investments, as well as higher interest rates due in part to a change in investment composition during the first nine months of the year. To a lesser extent, the decrease in net interest expense versus the prior year is attributable to lower amortization of the discount associated with the DOJ antitrust fine, which was being paid over a five-year period. The final payment of $15 million owed under the fine was paid by the Company on February 6, 2006 and the liability to the DOJ was extinguished (see Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). The overall improvement in net interest expense in 2005 is partially offset by an increase of $0.9 million in credit facility borrowing costs primarily as a result of higher average borrowings outstanding during the period largely due to the funding requirements for new client loans, as well as decreased cash balances resulting from the Transaction described under “Recapitalization” above. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for information on the Company's credit arrangements.)

Termination of GE Capital Credit Agreement

      On September 7, 2005, in connection with the Transaction described above under “Recapitalization,” the Company terminated its senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). As a result of the termination of the GE Capital Credit Agreement, the Company incurred a $1 million termination fee and wrote off approximately $2.1 million in related arrangement fees, which were previously being amortized over the term of the agreement. These charges are combined and reflected as a separate caption in the Consolidated Income Statement for the year ended December 31, 2005. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Company's credit arrangements.)

Cumulative Effect of a Change in Accounting Principle

      In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 effective December 2005 and accordingly recorded an after-tax charge of approximately $1.1 million ($1.6 million, pre-tax), or $0.02 per diluted share, as a cumulative effect of a change in accounting principle in the Consolidated Income Statement for the year ended December 31, 2005. This charge relates primarily to those lease agreements that require the Company to restore the underlying facilities to their original condition at the end of the leases. The Company was uncertain of the timing of payment for these asset retirement obligations; therefore a liability was not previously recognized in the financial statements under GAAP. On a prospective basis, this accounting change requires recognition of these costs ratably over the lease term. The adoption of FIN 47 initially resulted in a non-cash addition to Properties of $1 million with a corresponding increase in long-term liabilities. The assets as of December 31, 2005 were

$0.2 million, consisting of gross assets of $1 million less accumulated depreciation of $0.8 million. The asset retirement obligation as of December 31, 2005 was $1.8 million, consisting of a liability of $1 million and accretion expense of $0.8 million. In future periods, when cash is paid upon the settlement of the asset retirement obligation, the payments will be classified as a component of operating cash flow in the Consolidated Statements of Cash Flows.

Provision for Income Taxes

      The effective tax rate related to continuing operations was approximately 31.4% in 2005, compared to approximately 36.2% in 2004. The overall decrease in the effective tax rate in 2005 from 2004 is primarily the result of a $7.1 million benefit arising from the release of valuation allowances in 2005 related to the Company's U.S. Federal and certain foreign tax operating loss carryovers, as well as the tax rate differential between U.S. and foreign jurisdictions as more of the Company's earnings in 2005 arose overseas in jurisdictions with tax rates lower than in the U.S. These items are partially offset by the impact of the Company's repatriation of earnings accumulated outside the U.S. under its domestic reinvestment plan as discussed in more detail below, as well as increased passive income arising overseas.

      In October 2004, the President signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA creates a temporary incentive for companies to repatriate earnings accumulated outside the U.S. by allowing them to reduce taxable income by 85% of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005 at an effective tax rate of 5.25%.

      On November 7, 2005, the Company's Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate up to $72.4 million of foreign earnings under the AJCA during the fourth quarter of 2005. These foreign earnings were previously considered to be indefinitely reinvested outside of the U.S. The Company repatriated approximately $72.4 during the fourth quarter of 2005 and accordingly, the Company recorded income tax expense of $3.8 million. Planned uses of the repatriated funds include domestic expenditures relating to capital asset costs and investments, as well as other permitted activities.

      (See Item 1A, “Risk Factors,” and Note K of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Discontinued Operations

      For information related to Discontinued Operations, see Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Overview

      During 2004, the recovery in the international art market, which began in the fourth quarter of 2003, continued and the Company experienced significantly better results when compared to the prior year. The Company's pre-tax results from continuing operations for the years ended December 31, 2004 and 2003 are summarized below (in thousands of dollars):

Year Ended December 31	2004	2003	$ Change	% Change
Revenues:
Auction and related revenues	$443,130	$308,990	$134,140	43%
License fee revenues	45,745	—	45,745	*
Other revenues	7,845	8,354	(509)	–6%

Total revenues	496,720	317,344	179,376	57%
Expenses	370,058	324,770	45,288	14%

Operating income (loss)	126,662	(7,426)	134,088	*
Net interest expense and other	(30,009)	(29,661)	348	1%

Income (loss) from continuing operations before taxes	$96,653	$(37,087)	$133,740	*

Key performance indicators:
Aggregate Auction Sales (a)	$2,694,544	$1,690,655	$1,003,889	59%
Net Auction Sales (b)	$2,334,937	$1,455,970	$878,967	60%
Auction commission margin (c)	16.4%	18.8%	N/A	–13%
Average loan portfolio	$82,519	$86,564	$(4,045)	–5%

      Legend:

*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer's premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.

      The improvement in the Company's results from continuing operations during 2004 was due to increased auction and related revenues principally resulting from a significant improvement in Net Auction Sales during the spring and fall auction seasons, as well as a higher level of private sale commissions. Also favorably influencing the comparison of 2004 results to the prior year was a $45 million one-time license fee earned in the first quarter of 2004 in conjunction with the sale of the Company's domestic real estate brokerage business, as well as significantly lower employee retention costs and restructuring charges. The overall improvement in the Company's full year results was partially offset by increased incentive bonus costs and costs associated with the Company's option exchange program, as well as higher professional fees and employee benefit costs.

      For the year ended December 31, 2004, the Company's pre-tax income from discontinued operations was $38.8 million; a significant improvement when compared to the same period in 2003 when the Company's discontinued operations had pre-tax income of approximately $9.4 million. This improvement was largely due to a pre-tax gain of $32 million recognized principally on the sale of the Company's discontinued domestic real estate brokerage business. (See Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for information related to the Company's discontinued real estate brokerage business.)

      Please refer to the discussion below for a more detailed discussion of the significant factors impacting the Company's results for the year ended December 31, 2004.

Revenues

      For the years ended December 31, 2004 and 2003, revenues from continuing operations consisted of the following (in thousands of dollars):

Year Ended December 31	2004	2003	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$383,142	$273,525	$109,617	40%
Auction expense recoveries	17,633	15,296	2,337	15%
Private sales commissions	21,492	5,360	16,132	*
Principal activities	2,603	1,830	773	42%
Catalogue subscription revenues	9,700	8,862	838	9%
Other	8,560	4,117	4,443	*

Total auction and related revenues	443,130	308,990	134,140	43%

License fee revenues	45,745	—	45,745	*
Other revenues:
Finance segment revenues	5,907	5,310	597	11%
Other	1,938	3,044	(1,106)	–36%

Total other revenues	7,845	8,354	(509)	–6%

Total revenues	$496,720	$317,344	$179,376	57%

      Legend:

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

      Net Auction Sales—For the year ended December 31, 2004, Net Auction Sales increased $879 million, or 60%, to $2,334.9 million, when compared to the same period in the prior year. During 2004, the favorable impact of foreign currency translations on Net Auction Sales was approximately $94.2 million. Excluding the favorable impact of foreign currency translations, Net Auction Sales increased $784.7 million, or 54%, to $2,240.7 million for the year ended December 31, 2004.

      The significant increase in Net Auction Sales during 2004 reflects the continued recovery of the international art market, as well as improved global economic conditions when compared to the prior year. Specifically, the overall increase in Net Auction Sales for the year ended December 31, 2004 was favorably influenced by:

•	The spring 2004 sales of property from the Greentree Foundation, which totaled approximately $189.4 million in Net Auction Sales and for which there was no comparable sale in 2003.

•	A $175 million, or 53%, increase in Net Auction Sales related to the various-owner spring and fall Impressionist and Contemporary sales in New York, as well as a $70 million, or 50%, improvement in the February and June Impressionist and Contemporary sales in London.

•	The successful December 2004 American Paintings sale, which contributed $68.4 million to the overall increase for the year and included the sale of John Singer Sargent's “Group with Parasols (A Siesta)” for $21 million.

•	A $64.6 million increase in single-owner auction sales during the fourth quarter of 2004, when compared to the same period in the prior year. This improvement was principally the result of a series of successful single-owner sales in New York and in London for which there were fewer comparable events in 2003.

•	The successful July 2004 Old Master Paintings sale in London, which contributed $17.4 million to the overall increase for the period and included the sale of Johannes Vermeer's painting “Young Woman seated at the Virginals” for $26.8 million.

•	Significantly improved various-owner sale results generated by the Company's salesrooms in Hong Kong, Geneva, Milan, Amsterdam and Paris, which contributed approximately $85 million to the overall increase for the year.

      Auction Commission Margin—For the year ended December 31, 2004, the Company experienced a 13% decrease in auction commission margin when compared to the same period in the prior year. This decrease was principally due to the fact that a significant portion of the increase in Net Auction Sales was at the high-end of the Company's business where auction commission margins are traditionally lower. Several of the Impressionist and Contemporary collections offered during the spring and fall seasons carried lower auction commission margins than comparable sales in the recent past. This was primarily due to the competitive environment, as well as the Company's decision to reduce its auction guarantee risk through auction commission sharing arrangements with partners, whereby the Company reduces its financial exposure under the auction guarantee in exchange for sharing in the auction commissions with unaffiliated partners. At certain times, the partners will also assist the Company in valuing and marketing the property to be sold at auction. These factors significantly contributed to a $30.8 million increase in auction commissions owed or paid by the Company to unaffiliated third parties.

      Private Sales Commissions—For the year ended December 31, 2004, private sale commissions increased $16.1 million to $21.5 million when compared to the same period in the prior year. The higher level of private sale activity for the period reflects the traditionally variable nature of such sales, as well as management's expanded efforts in this area. Most significantly, 2004 results included the landmark private sale of the Forbes Collection of Faberge. Also favorably influencing the comparison of private sale commissions to the prior year were several significant private sales for which there were no comparable events in the prior year.

      Principal Activities—For the year ended December 31, 2004, principal activities increased $0.8 million, or 42%, to $2.6 million when compared to the same period in the prior year. This increase was partially due to a $1.8 million gain recognized in May 2004 on the sale of a painting purchased by the Company for investment purposes, for which there was no comparable event in the prior year. Also favorably impacting the comparison of principal activities to the prior year was a $0.8 million improvement in results from the sale of property purchased in partnership with art dealers. Generally, property purchased pursuant to such partnerships is sold directly by the dealer or at auction with any net profit or loss shared by the Company and the dealer. The overall increase in principal activities in 2004 was partially offset by less favorable auction guarantee experience during the year, which reduced principal activities by approximately $1.1 million.

License Fee Revenues

      In the first quarter of 2004, the Company recognized revenue of $45 million related to a one-time license fee received as consideration for entering into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks. Additionally, in the fourth quarter of 2004, the Company recognized $0.6 million of license fee revenue as a result of Cendant's exercise of the International Options. (See Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for information related to the license agreement with Cendant and the International Options.)

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

      Finance Segment Revenues—For the year ended December 31, 2004, the overall increase in Finance segment revenues was principally due to $1 million in interest income recognized in the second quarter of 2004 as a result of the collection of a disputed client loan, for which there was no comparable event in the prior year; partially offset by the impact of the 5% decrease in the average loan portfolio balance and lower interest rates charged on certain significant client loans. See “Average Loan Portfolio” below for a detailed discussion of this key performance indicator.

      Average Loan Portfolio—For the year ended December 31, 2004, the Finance segment's average loan portfolio balance decreased $4.0 million, or 5%, when compared to the same period in the prior year. Although this represents only a marginal decrease when compared to the prior year, 2004 marked the end of a four-year trend in which the Finance segment's average loan portfolio decreased by approximately 56%. The decrease over this period was principally due to the limited availability of cash to fund new loans prior to the initiation of the GE Capital Credit Agreement and the consummation of the sale of the Company's domestic real estate brokerage business in the first quarter of 2004.

Expenses

      For the years ended December 31, 2004 and 2003, expenses from continuing operations consisted of the following (in thousands of dollars):

Year Ended December 31	2004	2003	$ Change	% Change
Direct costs of services	$55,526	$45,631	$9,895	22%
Salaries and related costs	177,583	143,540	34,043	24%
General and administrative expenses	112,688	96,773	15,915	16%
Depreciation and amortization expense	23,830	25,321	(1,491)	–6%
Retention costs	285	8,466	(8,181)	–97%
Net restructuring charges	146	5,039	(4,893)	–97%

Total expenses	$370,058	$324,770	$45,288	14%

Direct Costs of Services

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

      The increased level of direct costs was consistent with the higher level of sales activity, and in particular single-owner sales, during 2004. For example, direct costs for the year ended December 31, 2004 included $1.2 million in catalogue production, advertising and promotional costs related to single-owner sales of property from the Greentree Foundation, for which there was no comparable sale in the prior year. The overall increase in direct costs for the year was partially offset by $0.9 million in cost reductions achieved as a result of the elimination of direct costs associated with the Company's former e-commerce and U.K. art education activities.

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

Legend: * Represents a change in excess of 100%.

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

      The overall variance in salaries and related costs for 2004 versus the prior year is indicative of the evolution in the Company's compensation philosophy whereby a greater proportion of employee compensation is variable, dependent upon the Company's profitability. See discussion below for a more detailed explanation of each of the factors that contributed to the unfavorable variance versus the prior year.

      Incentive Bonus Costs—For the year ended December 31, 2004, incentive bonus costs increased $15.5 million, when compared to the same period in the prior year. The significant increase in incentive bonus costs was consistent with the Company's substantial improvement in overall 2004 results versus the prior year and also reflected performance-based compensation awarded principally in the first quarter of 2004 in connection with the high level of private sale transactions during the period. The increase in incentive bonus costs for 2004 is indicative of the evolution in the Company's compensation philosophy discussed above whereby a greater proportion of employee compensation is variable, dependent upon the Company's profitability.

      Option Exchange Program—As explained in more detail in the discussion of 2005 results above, in February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (previously defined as the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004. For the year ended December 31, 2004, the Company recognized stock compensation expense of $5.5 million related to the Exchange Offer. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance on March 31, 2004.

      Employee Benefits—For the year ended December 31, 2004, employee benefits increased $4.2 million, or 27%, when compared to the same period in the prior year. The higher level of employee benefits in 2004 was due in part to a $1.9 million increase in severance costs principally due to termination benefits paid as a result of headcount reductions in Continental Europe and North America. Also unfavorably impacting the comparison of employee benefits to the prior year was a $1.6 million increase in costs related to the Company's U.K. defined benefit pension plan (see Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”), as well as increased medical and pension benefit costs for U.S. employees. The overall increase in employee benefits for 2004 was partially offset by lower benefits costs achieved as a result of headcount reductions which took effect throughout 2003.

      Full-Time Salaries—For the year ended December 31, 2004, full-time salaries increased $2.2 million, or 2%, to $98.4 million, when compared to the same period in the prior year. During 2004, the unfavorable impact of foreign currency translations on full-time salaries was approximately $5.2 million. Excluding the unfavorable impact of foreign currency translations, full-time salaries decreased $3 million, or 3%, to $93.2 million. The lower level of full-time salaries (excluding the unfavorable impact of foreign currency translations) was principally due to savings achieved as a result of headcount reductions which took effect throughout 2003.

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

General and Administrative Expenses

      For the year ended December 31, 2004, general and administrative expenses increased $15.9 million, or 16%, to $112.7 million, when compared to the same period in the prior year. During 2004, the unfavorable impact of foreign currency translations on general and administrative expenses was approximately $5.2 million. Excluding the unfavorable impact of foreign currency translations, general and administrative expenses increased $10.7 million, or 11%, to $107.5 million.

      In 2004, the overall increase in general and administrative expenses was principally due to an $8.4 million increase in professional fees, which was largely attributable to the following factors:

•	$4.1 million in external costs incurred as a result of the Company's implementation of Section 404 of the Sarbanes-Oxley Act.

•	$2.2 million of transaction costs related to the consummation of the Company's agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks (see Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for information related to the license agreement with Cendant).

•	$1.5 million in consulting costs related to the outsourced management of the Company's catalogue production operations to an unaffiliated third party, allowing the Company to achieve improved quality along with cost efficiencies and headcount reductions in this area.

•	An overall higher level of other legal and consulting costs incurred during the year related to various projects, initiatives and legal matters.

      The overall increase in professional fees for 2004 was partially offset by a $1.2 million decrease in settlement administration costs and legal fees associated with certain civil antitrust litigation (see Notes B and Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

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

      The overall increase in general and administrative expenses for the year was partially offset by an insurance recovery of approximately $4 million recorded in the second quarter of 2004 related to the collateral underlying a loan for which the Company recorded a loan loss reserve of $9 million in the fourth quarter of 2000 and subsequently wrote off in the first quarter of 2001. To a lesser extent, the comparison of general and administrative expenses to the prior year was also favorably impacted by the recovery of $1 million in previously paid real estate taxes in the U.K. recorded in the third quarter of 2004, as well as $0.9 million in cost savings achieved as a result of the discontinuation of the Company's former e-commerce and U.K. art education activities.

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

      The final cash payment of $0.4 million due under the retention programs was made in January 2004 and, as a result, the retention programs concluded.

Net Restructuring Charges

      During the fourth quarter of 2002, management approved plans to further restructure the Auction segment, as well as to carry out additional headcount reductions in certain corporate departments (the “2002 Restructuring Plan”). The goal of the 2002 Restructuring Plan was to improve profitability through further cost savings and other strategic actions. Net annual cost savings achieved as a result of the 2002 Restructuring Plan were approximately $17 million. For the years ended December 31, 2004 and 2003, the Company recorded net restructuring charges of $0.1 million and $5 million, respectively, related to the 2002 Restructuring Plan.

Net Interest Expense

      For the year ended December 31, 2004, net interest expense was essentially unchanged when compared to the same period in the prior year as increases of approximately $0.7 million to both interest expense and interest income largely offset each other.

      The increase in interest expense was primarily due to $1.8 million in additional interest expense related to the York Property capital lease obligation that was initiated in February 2003, as well as an additional $1.1 million in interest expense related to the vendor's commission discount certificates issued as part of the U.S. Antitrust Litigation settlement in May 2003 (see Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and

Supplementary Data”). These increases were partially offset by a $2 million reduction in interest expense associated with the Company's credit facility principally resulting from lower average outstanding borrowings.

      The increase in interest income was primarily attributable to higher average cash balances throughout the year and slightly higher interest rates, partially offset by $0.7 million in interest income recorded in the prior year related to a delinquent client account that was determined to be collectible, for which there was no comparable event in the current year.

Provision for Income Taxes

      The effective tax rate for continuing operations was approximately 36% in 2004, compared to approximately 30% in 2003. The change in the effective tax rate was primarily attributable to non-deductible payments related to the antitrust settlement, changes in the valuation allowance related to foreign taxes and stock option deductions, permanent disallowances of employee compensation and certain other one time adjustments. (See Notes K and Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

FINANCIAL CONDITION AS OF DECEMBER 31, 2005

      This discussion should be read in conjunction with the Consolidated Statements of Cash Flows (see Item 8, “Financial Statements and Supplementary Data”).

      For the year ended December 31, 2005, total cash and cash equivalents decreased $22.1 million primarily due to the factors discussed below.

      Cash Provided by Operating Activities—Net cash provided by operating activities of $58.8 million for the year ended December 31, 2005 is principally due to the cash flow generated from the Company's income from continuing operations during the period and, to a much lesser extent, the collection of $12.5 million in cash related to an amount due from the Company's partner in an auction guarantee; partially offset by the following:

•	A $45.1 million net decrease in amounts owed to clients principally due to the timing and settlement of auction sales in the fourth quarter of 2004 and throughout 2005.

•	The funding of $12 million of the fine payable to the DOJ in February 2005 and the redemption of $6.2 million in vendor's commission discount certificates (see Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

•	A $14.5 million net increase in inventory principally due to investments made during 2005 ($13.7 million), partially offset by the impact of sales during the period. Also contributing to the overall increase in inventory was property relating to auction guarantees that did not sell at auction during the 2005 spring and autumn auction seasons ($7.9 million).

•	The funding of a $15 million voluntary contribution to the U.K. Pension Plan in May 2005. The Company will continue to consider voluntary contributions to the U.K. Pension Plan on an annual basis. (See statement on Forward Looking Statements.) (See Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for detailed information related to the U.K. Pension Plan.)

      Cash Provided by Investing Activities—Net cash provided by investing activities of $52.9 million for the year ended December 31, 2005 is largely due to $433.2 million in proceeds received from the maturity of short-term investments during the period and, to a lesser extent, the collection of $164.9 million in client loans, a $4 million decrease in restricted cash and $3.7 million in cash distributions received from an equity investee. These investing cash inflows are partially offset by the funding of $323.2 million in short-term investments, the funding of $214.9 million in new client loans and $14.9 million in capital expenditures.

      Cash Used by Financing Activities—Net cash used by financing activities of $133.5 million for the year ended December 31, 2005 is principally due to $177.2 million in cash used to fund the repurchase of common stock in the transaction described under “Recapitalization” above and the repayment of $140 million in credit facility borrowings; partially offset by $174.5 million of credit facility borrowings (of which $100 million was used to fund a portion of the stock purchase described in the previous sentence) and, to a much lesser extent, $9.3 million in proceeds received from the exercise of stock options.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table summarizes the Company's material contractual obligations and commitments as of December 31, 2005:

	Payments Due by Period
	Total	2006	2007 to 2008	2009 to 2010	After 2010
	(Thousands of dollars)
Principal payments on borrowings:
Credit facility borrowings (1)	$34,542	$—	$—	$34,542	$—
Long-term debt (2)	100,000	—	—	100,000	—

Sub-total	134,542	—	—	134,542	—

Interest payments on borrowings:
Credit facility borrowings (1)	637	637	—	—	—
Long-term debt (2)	23,490	6,875	13,750	2,865	—

Sub-total	24,127	7,512	13,750	2,865	—

Other commitments:
York Property capital lease (3)	388,935	19,264	38,574	41,250	289,847
Operating lease obligations (4)	78,804	13,570	23,072	12,643	29,519
DOJ antitrust fine (5)	15,000	15,000	—	—	—
Employment agreements (6)	3,265	2,333	932	—	—

Sub-total	486,004	50,167	62,578	53,893	319,366

Total	$644,673	$57,679	$76,328	$191,300	$319,366

(1)	Represents the outstanding principal and approximate interest payments related to the Company's credit facility borrowings. Interest payments are due at short term intervals. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Company's credit arrangements.)

(2)	Represents the aggregate outstanding principal and semi-annual interest payments due on the Company's long-term debt. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Company's credit arrangements.)

(3)	Represents rental payments due under the capital lease obligation for the York Property, as discussed in Notes H and L of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

(4)	Represents rental payments due under the Company's operating lease obligations. (See Note L of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(5)	Represents the remaining fine payable to the DOJ. The final payment of $15 million owed under the fine was paid by the Company on February 6, 2006 and the liability to the DOJ was extinguished. (See Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(6)	Represents the remaining commitment for future salaries as of December 31, 2005 related to employment agreements with a number of employees, excluding incentive bonuses. (See Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      The Discount Certificates that were distributed in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ are fully redeemable in connection with any auction that is conducted by the Company or Christie's in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of December 31, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $50.7 million. (See Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

      From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee in the event that the property sells for less than the minimum price, in which event the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through commission sharing arrangements with unaffiliated partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction.

      As of December 31, 2005, the Company had outstanding auction guarantees totaling $21.6 million, the property relating to which had a mid-estimate sales price (1) of $25.8 million. The Company's financial exposure under these auction guarantees is reduced by $0.9 million as a result of sharing arrangements with unaffiliated partners. The property related to such auction guarantees is being offered at auctions during the first half of 2006. As of December 31, 2005, $2.5 million of the guaranteed amount had been advanced by the Company and is recorded within notes receivable and consignor advances in the Consolidated Balance Sheets (see Note F of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). As of December 31, 2005 and 2004, the carrying amount of the liability related to the Company's auction guarantees was approximately $0.3 million and $0.1 million, respectively, and was reflected in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

      As of February 28, 2006, the Company had outstanding auction guarantees totaling $99.7 million, the property relating to which had a mid-estimate sales price (1) of $109.1 million. The property related to such auction guarantees is being offered at auctions in the first half of 2006. As of February 28, 2006, $18 million of the guaranteed amount had been advanced by the Company, which will be recorded in notes receivable and consignor advances.

(1)	The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

      In certain situations, the Company's Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $24 million at December 31, 2005.

DERIVATIVE FINANCIAL INSTRUMENTS

      The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally managed by the Company's global treasury function. The Company's objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

      (See Note B of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

CONTINGENCIES

      For information related to Contingencies, see Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

LIQUIDITY AND CAPITAL RESOURCES

      On September 7, 2005, in connection with the Transaction described under “Recapitalization” above, the Company terminated its previous senior secured credit agreement (see “Termination of GE Capital Credit Agreement” above) and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement provides for borrowings of up to $250 million through a revolving credit facility. The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the U.K. (i.e., notes receivable and consignor advances) plus 15% of the Company's net tangible assets (calculated as total assets less current liabilities, goodwill, unamortized debt discount and eligible loans). As of December 31, 2005, the amount of unused borrowing capacity available under the BofA Credit Agreement was $201.9 million, consisting of a borrowing base of $236.4 million less $34.5 million in borrowings outstanding on that date. Such outstanding borrowings are classified as long-term liabilities in the Consolidated Balance Sheet as of December 31, 2005. As of February 28, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $165.5 million, consisting of a borrowing base of $201 million less $35.5 million in borrowings outstanding on that date.

      The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 (as discussed in more detail in Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”) are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008.

      Borrowings under the BofA Credit Agreement are available to be used to: (a) finance in part the Transaction and related fees and expenses and (b) provide ongoing working capital and for other general corporate purposes of the Company. The Company's obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

      The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 4.0 for quarters ending September 30, 2005 to September 30, 2006, (ii) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (iii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the year ended December 31, 2005, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 6.3%.

      The Company paid underwriting, structuring and amendment fees of $2.8 million related to the BofA Credit Agreement, which are being amortized on a straight-line basis to interest expense over the term of the facility.

      The Company generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements. The Company currently believes that operating cash flows, current cash balances and borrowings available under the BofA Credit Agreement will be adequate to meet its presently contemplated or anticipated short-term and long-term commitments, operating needs and capital requirements through September 7, 2010. Additionally, as a result of the liquidity provided by the BofA Credit Agreement, management expects to continue to look for opportunities to expand the client loan portfolio of the Company's Finance segment. (See statement on Forward Looking Statements.)

      Due to potential funding requirements for new client loans, as well as decreased cash balances resulting from funding the Transaction described under “Recapitalization” above, the Company expects to have a higher level of outstanding revolving credit facility borrowings in the foreseeable future, when compared to recent past periods prior to the Transaction. Therefore, the Company expects to periodically borrow amounts under the BofA Credit Agreement in order to potentially fund new client loans and meet peak seasonal working capital requirements. As a result of these factors, management anticipates an increased level of net interest expense in 2006. (See statement on Forward Looking Statements.)

      The Company's short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of the Finance segment's client loan portfolio and the funding of capital expenditures, as well as the short-term commitments to be funded prior to December 31, 2006 included in the table of contractual obligations above.

      The Company's long-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of the Finance segment's client loan portfolio and the funding of capital expenditures, as well as the funding of the Company's presently contemplated or anticipated long-term contractual obligations and commitments included in the table of contractual obligations above through September 7, 2010.

      In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ (see Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie's in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of December 31, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $50.7 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company's financial instruments include cash and cash equivalents, restricted cash, short-term investments, notes receivable, consignor advances, credit facility borrowings, long-term debt and the Discount Certificates issued in connection with the settlement of certain civil litigation related to the DOJ investigation. (See Note B of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information on the fair value of these financial instruments.)

      The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company's cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

      The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Changes in the fair value of the Company's forward exchange contracts are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.” At December 31, 2005, the Company had $100.6 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to its forward exchange contracts, but the Company does not expect the counterparty to fail to meet its obligations given its high credit ratings. (See “Derivative Instruments” above and Note B of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

      At December 31, 2005, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $20.4 million.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense equal to the fair value of stock options or other share-based payments. Under SFAS No. 123(R), the Company would have been required to implement the standard as of July 1, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance date for SFAS No. 123(R). As a result of this change in compliance date, the Company adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective method, which will result in the amortization of stock compensation expense related to unvested stock options outstanding on the date of adoption, as well as any stock options granted subsequent to that date. The Company has elected to use the transition election of FASB Staff Position FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to determine the pool of windfall tax benefits, if any, upon adoption. The adoption of SFAS No. 123(R) will result in the recording of pre-tax compensation expense of approximately $1.8 million in 2006 related to unvested stock options outstanding on the date of adoption, as well as an expected 2006 stock option grant resulting from an existing employment agreement. (See statement on Forward Looking Statements.)

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 and will apply its provisions on a prospective basis when applicable.

FORWARD LOOKING STATEMENTS

      This Form 10-K contains certain forward looking statements; as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed under Item 1A, “Risk Factors,” which are not ranked in any particular order.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See the discussion under this caption contained in Item 7.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SOTHEBY'S HOLDINGS, INC.
New York, New York

      We have audited the accompanying consolidated balance sheets of Sotheby's Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(d). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby's Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note B to the consolidated financial statements, in 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143,” effective December 31, 2005.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, New York
March 16, 2006

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31	2005	2004	2003

Revenues:
Auction and related revenues	$502,030	$443,130	$308,990
License fee revenues	1,404	45,745	—
Other revenues	10,074	7,845	8,354

Total revenues	513,508	496,720	317,344

Expenses:
Direct costs of services	65,772	55,526	45,631
Salaries and related costs	187,608	177,583	143,540
General and administrative expenses	114,859	112,688	96,773
Depreciation and amortization expense	22,075	23,830	25,321
Retention costs	—	285	8,466
Net restructuring charges	—	146	5,039

Total expenses	390,314	370,058	324,770

Operating income (loss)	123,194	126,662	(7,426)
Interest income	5,679	3,281	2,498
Interest expense	(33,421)	(33,551)	(32,832)
Credit facility termination costs	(3,069)	—	—
Other (expense) income	(1,470)	261	673

Income (loss) from continuing operations before taxes	90,913	96,653	(37,087)
Equity in earnings of investees, net of taxes	829	740	31
Income tax expense (benefit)	28,573	35,000	(11,018)

Income (loss) from continuing operations	63,169	62,393	(26,038)

Discontinued operations:
(Loss) income from discontinued operations before taxes	(783)	38,802	9,431
Income tax (benefit) expense	(346)	14,516	4,049

(Loss) income from discontinued operations	(437)	24,286	5,382

Cumulative effect of a change in accounting principle, net of taxes	(1,130)	—	—

Net income (loss)	$61,602	$86,679	$(20,656)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.04	$1.01	$(0.42)
(Loss) earnings from discontinued operations	(0.01)	0.39	0.09
Cumulative effect of a change in accounting principle, net of taxes	(0.02)	—	—

Basic earnings (loss) per share	$1.01	$1.40	$(0.34)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.02	$1.00	$(0.42)
(Loss) earnings from discontinued operations	(0.01)	0.39	0.09
Cumulative effect of a change in accounting principle, net of taxes	(0.02)	—	—

Diluted earnings (loss) per share	$1.00	$1.38	$(0.34)

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

December 31	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$124,956	$147,023
Restricted cash	7,679	12,401
Short-term investments	—	110,000
Accounts receivable, net of allowance for doubtful accounts of $5,345 and $6,172	354,741	410,910
Notes receivable and consignor advances, net of allowance for credit losses of $792 and $1,759	85,272	56,716
Inventory	45,087	34,126
Deferred income taxes	15,055	—
Prepaid expenses and other current assets	54,166	61,079

Total Current Assets	686,956	832,255

Non-Current Assets:
Notes receivable	56,678	35,575
Properties, net of accumulated depreciation and amortization of $135,651 and $122,319	225,434	238,533
Goodwill	13,447	13,753
Investments	25,871	28,343
Deferred income taxes	46,033	72,649
Other assets	6,333	3,704

Total Assets	$1,060,752	$1,224,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Due to consignors	$376,079	$470,946
Accounts payable and accrued liabilities	131,354	112,871
Deferred revenues	5,186	4,799
Accrued income taxes	8,918	10,153
Deferred income taxes	42	5,462
York Property capital lease obligation	1,438	123
Deferred gain on sale of York Property	1,129	1,129
Settlement liabilities	21,099	14,454

Total Current Liabilities	545,245	619,937

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $299 and $383	99,701	99,617
Credit facility borrowings	34,542	—
Settlement liabilities	40,794	61,085
York Property capital lease obligation	170,606	172,046
Deferred gain on sale of York Property	18,245	19,374
Other liabilities	25,343	17,368

Total Liabilities	934,476	989,427

Commitments and contingencies (see Note O)
Shareholders' Equity:
Common Stock, $0.10 par value	5,777	6,374

Authorized shares—125,000,000 of Class A and 75,000,000 of Class B, Issued and outstanding shares—57,847,878 and 45,923,612 of Class A, and 0 and 17,850,808 of Class B at December 31, 2005 and December 31, 2004, respectively

Additional paid-in capital	69,808	230,124
Retained earnings	69,741	8,139
Deferred compensation expense	(7,876)	(10,341)
Accumulated other comprehensive (loss) income	(11,174)	1,089

Total Shareholders' Equity	126,276	235,385

Total Liabilities and Shareholders' Equity	$1,060,752	$1,224,812

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

Year Ended December 31	2005	2004	2003
Operating Activities:
Net income (loss)*	$61,602	$86,679	$(20,656)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	22,075	23,830	25,321
Gain on sale of discontinued operations	—	(32,005)	—
Equity in earnings of investees	(829)	(740)	(31)
Deferred income tax expense (benefit)	8,757	23,215	(16,557)
Tax benefit of stock option exercises	1,069	—	4
Restricted stock compensation expense	8,269	6,646	387
Impact of consolidating variable interest entity	323	133	—
Defined benefit pension expense	4,438	2,757	1,861
Cumulative effect of a change in accounting principle	1,130	—	—
Asset provisions	3,667	4,033	1,311
Write-off of fees and direct costs related to terminated credit agreement	2,069	—	—
Amortization of discount related to antitrust matters	3,988	4,885	4,125
Other	962	1,469	1,052
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	34,833	(172,482)	51,080
Increase in inventory	(14,526)	(19,312)	(2,771)
Increase in prepaid expenses and other current assets	(5,228)	(17,518)	(7,566)
Increase in other long-term assets	(2,863)	(372)	(484)
Funding of settlement liabilities	(18,214)	(10,822)	(50,457)
(Decrease) increase in due to consignors	(79,899)	208,655	(19,626)
(Increase) decrease in deferred income tax assets	(204)	(677)	5,235
(Decrease) increase in accrued income taxes and deferred income tax liabilities	(3,297)	6,191	103
Increase (decrease) in accounts payable and accrued liabilities and other liabilities	30,664	28,225	(20,057)
Adjustments related to discontinued operations	—	3,461	(722)

Net cash provided (used) by operating activities	58,786	146,251	(48,448)

Investing Activities:
Funding of notes receivable and consignor advances	(214,918)	(145,663)	(113,014)
Collections of notes receivable and consignor advances	164,856	160,940	98,381
Purchases of short-term investments	(323,163)	(288,414)	—
Proceeds from maturities of short-term investments	433,163	178,414	—
Capital expenditures	(14,862)	(13,468)	(6,593)
Proceeds from York Property sale-leaseback	—	—	167,054
Distributions from equity investees	3,748	2,900	1,731
Decrease (increase) in restricted cash	4,032	(4,489)	1,057
Proceeds from sale of discontinued operations	—	53,863	—
Acquisition related to discontinued operations	—	—	(4,944)
Capital expenditures related to discontinued operations	—	(194)	(2,252)
Decrease in restricted cash related to discontinued operations	—	755	2,881

Net cash provided (used) by investing activities	52,856	(55,356)	144,301

Financing Activities:
Proceeds from revolving credit facility borrowings	174,542	65,000	145,000
Repayments of revolving credit facility borrowings	(140,000)	(85,000)	(225,000)
Repurchase of common stock	(177,215)	—	—
Decrease in York Property capital lease obligation	(125)	(113)	(1,584)
Proceeds from exercise of stock options	9,322	9,945	43

Net cash used by financing activities	(133,476)	(10,168)	(81,541)

Effect of exchange rate changes on cash and cash equivalents	(233)	893	2,539
(Decrease) increase in cash and cash equivalents	(22,067)	81,620	16,851
Cash and cash equivalents at beginning of period	147,023	65,403	48,552

Cash and cash equivalents at end of period	$124,956	$147,023	$65,403

Cash and cash equivalents at end of period:
Continuing operations	$124,956	$147,023	$62,387
Discontinued operations	—	—	3,016

	$124,956	$147,023	$65,403

Discontinued Operations:
*Net (loss) income from discontinued operations	$(437)	$24,286	$5,382

Non-cash Activities:
York Property capital lease asset and obligation	$—	$—	$173,866

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Thousands of dollars)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation Expense	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2003		$6,153	$202,406	$(57,884)	$—	$(16,200)*
Comprehensive loss:
Net loss	$(20,656)			(20,656)
Other comprehensive income—foreign currency translation*	10,161					10,161

Comprehensive loss	$(10,495)

Stock options exercised		1	70
Tax benefit associated with exercise of stock options			4
Restricted stock shares issued		16	1,878		(1,894)
Amortization of restricted stock compensation expense					387
Shares issued to directors		3	209

Balance at December 31, 2003		6,173	204,567	(78,540)	(1,507)	(6,039)

Comprehensive income:
Net income	$86,679			86,679
Other comprehensive income—foreign currency translation*	7,128					7,128

Comprehensive income	$93,807

Stock options exercised		84	10,141
Restricted stock shares issued		117	15,286		(15,643)
Restricted stock shares forfeited		(1)	(162)		163
Amortization of restricted stock compensation expense					6,646
Shares issued to directors		1	292

Balance at December 31, 2004		6,374	230,124	8,139	(10,341)	1,089

Comprehensive income:
Net income	$61,602			61,602
Other comprehensive loss—foreign currency translation	(12,263)					(12,263)

Comprehensive income	$49,339

Repurchase of common stock		(694)	(176,422)
Adjustment to deferred tax asset valuation allowance related to stock option exercises			1,719
Stock options exercised		76	9,342
Tax benefit associated with exercise of stock options			1,069
Restricted stock shares issued		34	5,919		(5,956)
Restricted shares withheld to satisfy employee tax obligations		(13)	(2,190)
Restricted stock shares forfeited		(1)	(110)
Amortization of restricted stock compensation expense					8,421
Shares issued to directors		1	357

Balance at December 31, 2005		$5,777	$69,808	$69,741	$(7,876)	$(11,174)

* As restated, see Note B.

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Business

      Sotheby's Holdings, Inc. (together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world's two largest auctioneers of authenticated fine arts, decorative arts and collectibles. The Company offers property through its worldwide Auction segment in approximately 70 collecting categories, among them fine art, decorative arts, jewelry and collectibles. In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the purchase and resale of art and other collectibles and the brokering of private purchases and sales of art, jewelry and collectibles. The Company also conducts art-related financing activities through its Finance segment, and is engaged, to a lesser extent, in licensing activities.

      The Company was incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company issued shares of Class A Common Stock to the public. The Class A Common Stock is listed on the New York Stock Exchange.

      (See Note C below for information related to a recapitalization transaction consummated by the Company on September 7, 2005.)

Note B—Summary of Significant Accounting Policies

      Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby's Holdings, Inc. and its wholly-owned subsidiaries, as well as those of an entity for which the Company is the primary beneficiary (see Note R). Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence over the investee but does not have control and is not the primary beneficiary are accounted for using the equity method (see Note G).

      Revenue Recognition (Auction and Related Revenues)—The principal components of Auction and Related Revenues are, (1) auction commission revenues, (2) private sales commissions, (3) principal activities, (4) auction expense recoveries and (5) catalogue subscription revenues. The revenue recognition policy for each of these is described below.

      Auction Commission Revenues—In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses and applicable taxes. The Company's commissions include those earned from the buyer (“buyer's premium revenue”) and those earned from the consignor (“seller's commission revenue”), both of which are calculated as a percentage of the hammer price of property sold at auction. Buyer's premium and seller's commission revenues are recognized at the time of the auction sale (i.e., when the auctioneer's hammer falls) and are recorded net of commissions owed to unaffiliated third parties. Commissions owed to third parties are typically the result of the competitive environment or as a result of risk sharing arrangements, whereby the Company reduces its financial exposure under certain auction guarantees in exchange for sharing in the auction commissions with a partner. Also, in certain situations, a partner will assist the Company in valuing and marketing the property to be sold at auction.

      Private Sales Commissions—Private sales commissions are earned through the brokering of art and collectible purchases and sales and are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction.

      Principal Activities—Principal activities consist mainly of gains or losses on sales of inventory, income or loss related to auction guarantees and gains or losses related to the sales of loan collateral, as well as any decreases in the carrying value of the Company's inventory.

      Gains or losses on sales of inventory and loan collateral are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction. The recognition of a loss is accelerated when and if the Company determines that an impairment of the inventory's value has occurred.

      From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee only in the event the property does not sell, or sells for less than the minimum price, in which event the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. The Company's share of any excess proceeds, as well as any shortfall between the sale price at auction and the amount of the auction guarantee are recognized as a principal gain or loss at the time of the related auction sale.

      Auction Expense Recoveries—According to the terms of certain consignment agreements, the Company has the right to recover certain direct costs of services from the consignor. Such auction expense recoveries are recognized in the period of the related sale.

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

      Restricted Cash—Restricted Cash principally consists of amounts or deposits whose use is restricted by either law or contract and primarily includes deposits supporting rental obligations in the U.S. and Europe and net auction proceeds owed to consignors in certain non-U.S. jurisdictions.

      Short-Term Investments—From time-to-time, the Company invests in money-market instruments which are classified as available for sale. These investments are reflected in the Consolidated Balance Sheets at fair value, which is the equivalent of their par value. The Company did not hold any Short-Term Investments as of December 31, 2005.

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

The Company did not capitalize any interest expense for the years ended December 31, 2005, 2004 and 2003.

      Financial Instruments—The carrying amounts of Cash and Cash Equivalents, Restricted Cash, Short-Term Investments (if any), Notes Receivable, Consignor Advances and Credit Facility Borrowings do not materially differ from their estimated fair value due to their nature and the variable interest rates associated with each of these financial instruments.

      The fair value of the Company's long-term debt was approximately $100 million as of December 31, 2005. This amount is based on quoted market prices. (See Note J.)

      The remaining fine payable to the United States Department of Justice (the “DOJ”), which represents its fair value, was approximately $15 million as of December 31, 2005. The final payment of $15 million owed under the fine was paid by the Company on February 6, 2006 and the liability to the DOJ was extinguished. The carrying amount of the settlement liability related to the Discount Certificates issued in connection with the settlement of certain civil litigation related to the DOJ investigation approximates its fair value. (See Note Q.)

      Derivative Financial Instruments—The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally managed by the Company's global treasury function. The Company's objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

      At December 31, 2005, the Company had $100.6 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. As of December 31, 2005 and 2004, the Consolidated Balance Sheets included $92,000 and $30,000, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company's outstanding forward exchange contracts on those dates.

      Inventory—Inventory consists principally of objects obtained incidental to the auction process, primarily as a result of the failure of guaranteed property to sell at auction at or above the minimum price guaranteed by the Company (see Note P), defaults by purchasers after the consignor has been paid and the honoring of purchasers' claims. Inventory also consists of objects purchased for investment purposes. In situations where guaranteed property fails to sell at auction, the Company has the right to recover the minimum guaranteed amount through the future sale of the property. Inventory is valued on a specific identification basis at the lower of cost or management's estimate of net realizable value.

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

      Allowance for Credit Losses—Management evaluates specific loans when it becomes aware of a situation where a borrower may not be able to repay the loan. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Secured loans that may not be collectible are analyzed based on the current estimated realizable value of the collateral securing each loan, as well as the ability of the borrower to repay the loan. Reserves are established for secured loans that management believes are under-collateralized, and with respect to which the under-collateralized amount may not be collectible from the borrower. Unsecured loans are analyzed based on management's estimate of the current collectibility of each loan, taking into account the ability of the borrower to repay the loan. A reserve is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan write-offs. (See Note F.)

      Goodwill—Goodwill is tested for impairment on an annual basis as of October 31, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented. (See Note I.)

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

      Auction Guarantees—The liability related to the Company's outstanding auction guarantees is recorded within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets at fair value, which is estimated based on an analysis of historical loss experience related to auction guarantees. (See Note P.)

      Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of outstanding shares of common stock. Because the Company reported a net loss for the year ended December 31, 2003, stock options and unvested shares of restricted stock were excluded from the calculation of the weighted average number of shares for those years, as they would be anti-dilutive. The weighted average number of shares used for calculating basic and diluted earnings (loss) per share are as follows:

Year Ended December 31	2005	2004	2003
	(In millions)
Basic weighted average shares outstanding	60.7	61.9	61.6
Dilutive effect of stock options and unvested restricted stock	1.2	0.8	—

Diluted weighted average shares outstanding	61.9	62.7	61.6

      (See Note M for information on stock options outstanding.)

      For the years ended December 31, 2005, 2004 and 2003, there were no reconciling items between the net income (loss) used in calculating basic and diluted earnings (loss) per share.

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

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee stock compensation plans:

Year Ended December 31	2005	2004	2003
	(Thousands of dollars, except per share data)
Net income (loss), as reported	$61,602	$86,679	$(20,656)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effects	5,701	4,240	272
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(7,288)	(6,158)	(8,376)

Pro forma net income (loss)	$60,015	$84,761	$(28,760)

Earnings (loss) per share:
Basic earnings (loss) per share, as reported	$1.01	$1.40	$(0.34)

Basic earnings (loss) per share, pro forma	$0.99	$1.37	$(0.47)

Diluted earnings (loss) per share, as reported	$1.00	$1.38	$(0.34)

Diluted earnings (loss) per share, pro forma	$0.97	$1.35	$(0.47)

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	—	—	—
Expected volatility	44.0%	47.9%	49.8%
Risk-free rate of return	3.9%	3.8%	3.2%
Expected life	4.5 years	4.5 years	4.5 years

      The compensation cost generated by the Black-Scholes model may not be indicative of the future benefit received by the option holder.

      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the recognition of compensation expense equal to the fair value of stock options or other share-based payments. Under SFAS No. 123(R), the Company would have been required to implement the standard as of July 1, 2005. In April 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a new rule that amended the compliance date for SFAS No. 123(R). As a result of this change in compliance date, the Company adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective method, which will result in the amortization of stock compensation expense related to unvested stock options outstanding on the date of adoption, as well as any stock options granted subsequent to that date. The Company has elected to use the transition election of FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to determine the pool of windfall tax benefits, if any, upon adoption. The adoption of SFAS No. 123(R) will result in the recording of pre-tax compensation expense of approximately $1.8 million in 2006 related to unvested stock options outstanding on the date of adoption, as well as an expected 2006 stock option grant resulting from an existing employment agreement.

      (See Note M for additional information on the Company's employee stock option plans and the Restricted Stock Plan.)

      Valuation Allowance for Deferred Tax Assets—The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. (See Note K.)

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

      Reclassifications—Prior to 2005, expenses related to the investigation by the DOJ, other governmental investigations and the related civil litigation were classified as Special Charges in the Consolidated Income Statements. Beginning in 2005, such expenses, consisting principally of settlement administration costs and legal fees, are classified within General and Administrative Expenses for all periods presented as they are no longer significant to the Company's results. For the years ended December 31, 2005, 2004 and 2003, antitrust related expenses were $1.1 million, $1.9 million and $3.1 million, respectively.

      Prior to 2004, the Company's share of earnings from equity method investments was presented on a pre-tax basis within Auction and Related Revenues in the Consolidated Income Statements. Beginning in the fourth quarter of 2004, such amounts are presented net of taxes in the Consolidated Income Statements as a separate line below Income from Continuing Operations Before Taxes. Prior year amounts in the Consolidated Income Statements and in Note E below have been adjusted to conform to the current period presentation.

      In the 2003 Consolidated Statement of Cash Flows, approximately $2.9 million related to Restricted Cash for the Company's discontinued operations has been reclassified from Operating Activities to Investing Activities to conform to the current year presentation.

      Comprehensive Income (Loss)—SFAS No. 130, “Reporting Comprehensive Income,” requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income (loss). The Company's comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss). Other comprehensive income (loss) consists of the change in the foreign currency translation adjustment during the period and is reported in the Consolidated Statements of Changes in Shareholders' Equity. The foreign currency translation adjustment is included in Accumulated Other Comprehensive Gain (Loss) in the Consolidated Balance Sheets. For the year ended December 31, 2005, other comprehensive loss was $12.3 million due to the strengthening of the U.S. dollar against the Pound Sterling and the Euro during the period.

      Comprehensive Income (Loss) reported in the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004 and 2003 has been restated to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses, which is recorded in Other Comprehensive Income (Loss), a component of Comprehensive Income (Loss). The restatement resulted in an increase (decrease) in Comprehensive Income (Loss) of $2.2 million and ($3.1) million for the years ended December 31, 2004 and 2003, respectively. The original amounts reported for Comprehensive Income (Loss) for the years ended December 31, 2004 and 2003 were $91.6 million and ($13.6) million, respectively. This restatement also resulted in a reduction of deferred tax assets and a corresponding reduction in Shareholders’ Equity of $0.5 million as of December 31, 2004.

      Cumulative Effect of a Change in Accounting Principle—In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 effective December 2005 and accordingly recorded an after-tax charge of approximately $1.1 million ($1.6 million, pre-tax), or $0.02 per diluted share, as a cumulative effect of a change in accounting principle in the Consolidated Income Statement for the year ended December 31, 2005. This charge relates primarily to those lease agreements that require the Company to restore the underlying facilities to their original condition at the end of the leases. The Company was uncertain of the timing of payment for these asset retirement obligations; therefore a liability was not previously recognized in the financial statements under generally accepted accounting principles. On a prospective basis, this accounting change requires recognition of these costs ratably over the lease term. The adoption of FIN 47 initially resulted in a non-cash addition to Properties of $1 million with a corresponding increase in long-term liabilities. The assets as of December 31, 2005 were $0.2 million, consisting of gross assets of $1 million less accumulated depreciation of $0.8 million. The asset retirement obligation as of December 31, 2005 was $1.8 million, consisting of a liability of $1 million and accretion expense of $0.8 million. In future periods, when cash is paid upon the settlement of the asset retirement obligation, the payments will be classified as a component of operating cash flow in the Consolidated Statements of Cash Flows. If the provisions of FIN 47 would have been applied during periods prior to adoption, the asset retirement obligation as of December 31, 2004 and 2003 would have been $1.7 million and $1.6 million, respectively.

      Recently Issued Accounting Standards—As discussed in more detail above under “Stock-Based Compensation,” the Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 and will apply its provisions on a prospective basis when applicable.

Note C—Recapitalization

      On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”), dated as of such date, with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company's largest shareholders, holding in the aggregate 14,034,158 shares of the Company's Class B Common Stock, par value $0.10 per share (the “Class B Stock”), representing approximately 62.4% of the aggregate voting power of the Company's capital stock. In addition, Robert S. Taubman, A. Alfred Taubman's son, is a director of the Company.

      Pursuant to the Agreement, the Company agreed to exchange all 14,034,158 shares of Class B Stock owned by the Shareholders for $168,409,896 in cash and 7.1 million shares of the Company's Class A Limited Voting Common Stock, par value $0.10 per share (the “Class A Stock”), (such exchange, the “Transaction”). (See “Mechanics of Effecting the Transaction; Funding” below.) Completion of the Transaction was not subject to any conditions and it was completed on September 7, 2005. Because the outstanding shares of Class B Stock constituted less than fifty percent of the aggregate voting power of the Company's outstanding common stock following completion of the Transaction, pursuant to the Company's Third Amended and Restated Articles of Incorporation (the “Articles”), following completion of the Transaction each remaining outstanding share of Class B Stock held by shareholders not a party to the Transaction was automatically converted into one share of Class A Stock without any action on the part of the holder thereof. Therefore, immediately following completion of the Transaction and such conversion, the Company had approximately 57.3 million shares of Class A Stock outstanding (of which the Shareholders owned 7.1 million, or approximately 12.4%) and no shares of Class B Stock.

      The Company's Board of Directors appointed a Special Committee to carefully examine all details of the Transaction. The Special Committee consisted of four disinterested Directors who,

after careful deliberation and negotiation, and based on the advice of independent legal and financial advisors retained by the Special Committee, unanimously recommended that the Company's Board of Directors approve the Transaction.

      As a result of the Transaction, the dual class super-voting share structure that had been in place since the Company's initial public offering in 1988 was eliminated; allowing for a corporate governance structure that is more consistent with the best practices of public companies. Also, the Company believes that the simplified share structure will enhance share liquidity and increase the Company's strategic and financing flexibility. The Company is also planning to present to shareholders for their approval at the 2006 Annual Meeting of Shareholders a proposal to reincorporate in the State of Delaware.

      Mechanics of Effecting the Transaction; Funding—Under the terms of the Agreement, the Transaction was effected by means of: (1) the Shareholders voluntarily converting, on a one-for-one basis pursuant to the Articles, 7.1 million shares of Class B Stock into shares of Class A Stock, and (2) the Company acquiring the remaining shares of Class B Stock owned by the Shareholders for aggregate cash consideration of $168,409,896. The Company funded the cash portion of the consideration plus direct transaction and financing costs with then existing cash balances and $100 million in borrowings under a new credit facility (see Note J).

      The total cost to acquire the Class B Stock owned by the Shareholders of $177.2 million (including $8.8 million in direct transaction costs) was accounted for as a treasury stock transaction in the third quarter of 2005, with Common Stock and Additional Paid-In Capital being reduced by $177.1 million. Additionally, the Company ascribed $100,000 of the cost to the Standstill and the Restrictions on Transfer (as described below) based on their fair value as determined by an independent valuation expert. Such amount was expensed as incurred within Other Expense in the period of the Transaction.

      Direct financing costs of $3.7 million attributable to the new credit facility are being amortized on a straight-line basis over the term of the facility (see Note J).

      Standstill—In the Agreement, each Shareholder agreed to a customary standstill lasting until the earlier of (1) the fourth anniversary of the Transaction or (2) 30 days after the date on which (a) the Shareholders, together with their affiliates, own, in the aggregate, securities representing less than ten percent of the Company's total outstanding voting power and (b) no affiliate of any Shareholder is a member of the Board of Directors of the Company (however, if such 30th day would otherwise occur on or before the second anniversary of the Transaction, such 30th day would not be deemed to occur until such second anniversary). The terms of the Standstill generally state that, each Shareholder shall not (unless requested by the Company): (1) acquire or propose to acquire ownership of or the ability to vote any securities or other property of the Company or any of its subsidiaries or (2) act to seek to control or influence the management, Board of Directors, shareholders, business, operations or policies of the Company.

      Restrictions on Transfer—In the Agreement, each Shareholder agreed that, prior to the second anniversary of the Transaction, such Shareholder would not transfer any shares of Class A Stock or any economic interest therein, except to an affiliate of such Shareholder in connection with tax or estate-planning transactions, or, to the extent permitted by law, for sales of shares of Class A Stock in any three month period, that when aggregated with sales by all other shareholders in such period, would not exceed the greater of one percent of the outstanding shares of Class A Stock or the average weekly trading volume of the Class A Stock during the four weeks preceding such sale.

      Registration Rights—In the Agreement, the Company agreed that, following the second anniversary of the Transaction and on not more than two occasions, the Shareholders would have the right to require the Company to file a registration statement under the federal securities laws registering the sale of all or a portion of the shares of Class A Stock owned by the Shareholders that are not otherwise freely tradable, provided that the market value of the securities proposed to be sold exceeds specified thresholds. The Company has the right to defer the filing of such registration statement under certain circumstances. The Company also agreed to allow the

Shareholders to participate in any registration statement proposed to be effected by the Company following the second anniversary of the Transaction, subject to certain restrictions.

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

Note D—Discontinued Operations

      In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby's International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the United States (the “U.S.”). As a result, such operations qualified for treatment as discontinued operations in the Consolidated Income Statements as of December 31, 2003.

      On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Cendant Corporation (“Cendant”). In conjunction with the sale, the Company entered into an agreement with Cendant to license the Sotheby's International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “Cendant License Agreement”). Initially, the Cendant License Agreement was applicable to the U.S., Canada, Israel, Mexico and certain Caribbean countries.

      Also in conjunction with the sale, Cendant received options to acquire most of the other non-U.S. offices of the Company's real estate brokerage business and to expand the Cendant License Agreement to cover the related trademarks in other countries outside the U.S., excluding Australia and New Zealand (the “International Options”). The International Options were exercised by Cendant and the Cendant License Agreement was amended to cover New Zealand during 2004. As a result, such operations qualified for treatment as discontinued operations in the Consolidated Income Statements in 2004.

      The total consideration received at closing for SIR's company-owned real estate brokerage business and affiliate network, as well as the Cendant License Agreement was $100.7 million, consisting of $98.9 million in cash and Cendant's assumption of a $1.8 million note payable. Net cash proceeds from the sale, after deducting $4.9 million in transaction costs, were $94 million. In addition to the consideration received at closing, the Cendant License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks.

      The consideration received at closing was allocated among each of the following components based on a valuation of their respective fair values: (i) SIR's company-owned real estate brokerage business and affiliate network, (ii) the Cendant License Agreement and (iii) the International Options. Based on this valuation, $55.1 million was allocated to SIR's company-owned real estate brokerage business and affiliate network, $45 million was allocated to the Cendant License Agreement and $0.6 million was allocated to the International Options.

      As a result of the sale of the real estate brokerage business and affiliate network to Cendant, in 2004, the Company recognized a pre-tax gain of $32 million, which is recorded within Income from Discontinued Operations Before Taxes in the Consolidated Income Statements, and utilized approximately $14.2 million of the net Deferred Tax Asset related to its net operating loss carryforwards.

      The $45 million of proceeds allocated to the Cendant License Agreement represents a one-time non-refundable upfront license fee received by the Company as consideration for entering into the Cendant License Agreement. The Company has no significant future performance obligations associated with the non-refundable upfront license fee. As a result, the Company recognized license fee revenue of $45 million in the first quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company is reporting ongoing license fees earned during the term of the

Cendant License Agreement, as well as license fee revenue earned in the future from transactions that involve licensing the Company's trademarks. The Company incurred transaction costs of $2.2 million related to the consummation of the Cendant License Agreement, which were recorded within General and Administrative Expenses in the Consolidated Income Statements.

      Similar to the license fee received by the Company in connection with the Cendant License Agreement, the $0.6 million of proceeds allocated to the International Options represents a one-time non-refundable upfront license fee received by the Company for Cendant's use of the Sotheby's International Realty trademarks in countries outside the U.S. (excluding Australia). As a result of the exercise of the International Options by Cendant, the Company recognized license fee revenue of $0.6 million in the fourth quarter of 2004, which is classified within the continuing operations section of the Consolidated Income Statements. This classification is consistent with how the Company will report ongoing license fees earned as a result of Cendant's use of the trademarks.

      In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby's International Realty trademark and certain related trademarks in Australia. The Company expects to consummate a license agreement related to such trademarks some time in 2006. Accordingly, the operating results of the Australia real estate brokerage business are reported as discontinued operations in the Consolidated Income Statements for all periods presented. The Australia real estate brokerage business, which is the only remaining component of the Company's former Real Estate segment, is not material to the Company's results of operations, financial condition or liquidity.

      The following is a summary of the results of the Company's discontinued operations for the years ended December 31, 2005, 2004 and 2003:

Year Ended December 31	2005	2004	2003
	(Thousands of dollars)
Revenues	$879	$17,716	$39,752
Expenses:
Direct costs of services	35	1,461	4,645
Salaries and related costs	157	5,656	13,327
General and administrative expenses	1,144	3,775	10,305
Depreciation and amortization expense	6	54	2,262

Total expenses	1,342	10,946	30,539

Operating (loss) income	(463)	6,770	9,213
Gain on sale of discontinued operations	—	32,005	—
Other (expense) income	(320)	27	218

(Loss) income from discontinued operations before taxes	(783)	38,802	9,431
Income tax (benefit) expense	(346)	14,516	4,049

(Loss) income from discontinued operations	$(437)	$24,286	$5,382

      According to the terms of the Stock Purchase Agreement related to the sale of SIR, the Company received amounts collected by Cendant for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the years ended December 31, 2005 and 2004, revenues from discontinued operations included $0.5 million and $9.5 million, respectively, of such amounts.

Note E—Segment Reporting

      The Company's continuing operations are organized under two business segments—Auction and Finance. The Company's discontinued real estate brokerage business, which comprised its former Real Estate segment, is not included in this presentation. (See Note D for further information on discontinued operations.)

      The Company's segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The

Company's chief operating decision making group, which is comprised of the Chief Executive Officer, the Chief Financial Officer and the senior executives of each segment, regularly evaluates financial information about each segment in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before taxes and excluding the unallocated items highlighted below in the reconciliation of segment income (loss) to income (loss) from continuing operations before taxes.

      The Auction segment is an aggregation of Auction operations in North America, Europe and Asia as they have similar economic characteristics and they are similar in service, customers and the way in which the service is provided. The Auction segment conducts auctions of fine arts, decorative arts, jewelry and collectibles in which the Company generally functions as an agent accepting property on consignment from its selling clients. In addition to auctioneering, the Auction segment is engaged in a number of related activities including the purchase and resale of art and other collectibles and the brokering of private purchases and sales of art, jewelry and other collectibles. The Finance segment provides art-related financing generally secured by works of art that the Company either has in its possession or that the Company permits the borrower to possess (see Note F). All Other primarily includes amounts related to the Company's licensing activities and other ancillary businesses.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note B). Auction segment revenues are attributed to geographic areas based on the location of the actual sale. Finance segment revenues are attributed to geographic areas based on the location of the entity that originated the loan.

      Prior to 2004, the Company had presented its share of earnings from its equity investments as part of Auction and Related Revenues. Since 2004, such amounts have been presented net of taxes as a separate line below income (loss) from continuing operations before taxes in the Consolidated Income Statements. Amounts in the presentation below for the year ended December 31, 2003 have been adjusted to conform to this presentation.

      The following tables present the Company's segment information for the years ended December 31, 2005, 2004 and 2003:

Year Ended December 31, 2005	Auction	Finance	All Other	Total
	(Thousands of dollars)
Revenues	$502,030	$8,302	$3,176	$513,508
Interest income	$9,793	$—	$—	$9,793
Interest expense	$29,356	$—	$77	$29,433
Depreciation and amortization	$21,992	$62	$21	$22,075
Segment income (loss)	$100,414	$(921)	$880	$100,373

Year Ended December 31, 2004
Revenues	$443,130	$5,907	$2,033	$451,070
Interest income	$7,611	$—	$10	$7,621
Interest expense	$28,682	$(87)	$71	$28,666
Depreciation and amortization	$23,800	$—	$30	$23,830
Segment income (loss)	$63,046	$(1,032)	$(468)	$61,546

Year Ended December 31, 2003
Revenues	$308,990	$5,310	$3,044	$317,344
Interest income	$6,795	$—	$15	$6,810
Interest expense	$28,358	$294	$55	$28,707
Depreciation and amortization	$24,975	$—	$133	$25,108
Segment loss	$(10,913)	$(1,957)	$(1,190)	$(14,060)

      For the year ended December 31, 2004, total revenues from continuing operations include $45.6 million in one-time license fee revenues earned in conjunction with the consummation of the Cendant License Agreement (see Note D), which are not included in the presentation of segment revenues above. Ongoing license fees earned during the term of the Cendant License Agreement are reflected in All Other.

      The table below presents a reconciliation of segment income (loss) before taxes to income (loss) from continuing operations before taxes for years ended December 31, 2005, 2004 and 2003:

Year Ended December 31	2005	2004	2003
	(Thousands of dollars)
Segment income (loss) before taxes	$100,373	$61,546	$(14,060)
Unallocated amounts and reconciling items:
Credit facility termination costs (a)	(3,069)	—	—
One-time license fee revenue and related costs (b)	—	43,489	—
Unallocated expenses related to discontinued operations (c)	—	—	(2,237)
Antitrust related expenses (d)	(1,127)	(1,928)	(3,112)
Amortization of interest related to Antitrust matters (e)	(3,988)	(4,885)	(4,125)
Retention costs (see Note T)	—	(285)	(8,466)
Net restructuring charges (see Note U)	—	(146)	(5,039)
Equity in earnings of investees (f)	(1,276)	(1,138)	(48)

Income (loss) from continuing operations before taxes	$90,913	$96,653	$(37,087)

(a)	Represents a $1 million termination fee and the write-off of approximately $2.1 million in arrangement fees and other direct costs related to the termination of the Company's senior secured credit agreement with General Electric Capital Corporation (see Note J).

(b)	Represents one-time license fee revenues earned in conjunction with the consummation of the Cendant License Agreement (approximately $45.6 million) and the related transaction costs ($2.2 million), which are not allocated to the Company's operating segments (see Note D).

(c)	Represents amounts previously allocated to the Company's discontinued real estate brokerage business, which represent expenses of the Company's ongoing operations (see Note D).

(d)	Represents antitrust related expenses consisting principally of settlement administration costs and legal fees, which are classified within General and Administrative Expenses.

(e)	Represents the amortization of interest charges related to the DOJ antitrust fine and certain related civil litigation (see Note Q).

(f)	Represents the Company's pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in income (loss) before taxes for the Auction segment, but are presented net of taxes below Income (Loss) from Continuing Operations Before Taxes in the Consolidated Income Statements.

      The table below presents other reconciling items related to the Company's segment information for the years ended December 31, 2005, 2004 and 2003:

	Segment Totals	Reconciling Items		Consolidated Total
	(Thousands of dollars)
Year Ended December 31, 2005
Interest income	$9,793	$(4,114	)(g)	$5,679
Interest expense	$29,433	$3,988	(h)	$33,421
Year Ended December 31, 2004
Interest income	$7,621	$(4,340	)(g)	$3,281
Interest expense	$28,666	$4,885	(h)	$33,551
Year Ended December 31, 2003
Interest income	$6,810	$(4,312	)(g)	$2,498
Interest expense	$28,707	$4,125	(h)	$32,832
Depreciation expense	$25,108	$213	(i)	$25,321

(g)	Represents the elimination of interest charged by Auction to Finance for funding Finance's loan portfolio.

(h)	Represents the amortization of interest charges related to the DOJ antitrust fine and certain related civil litigation (see Note Q).

(i)	Represents unallocated corporate depreciation and amortization expense related to discontinued operations (see Note D).

      The table below presents information concerning revenues from continuing operations for geographical areas for the years ended December 31, 2005, 2004 and 2003:

Year Ended December 31	2005	2004	2003
	(Thousands of dollars)
United States:
Auction	$206,561	$194,245	$119,820
Finance	4,023	3,763	4,514
All Other	2,140	878	901

Sub-total	212,724	198,886	125,235

United Kingdom:
Auction	189,606	167,379	126,025
Finance	4,093	1,983	586
All Other	541	700	1,937

Sub-total	194,240	170,062	128,548

China:
Auction	32,793	23,306	15,813
Finance	98	39	64

Sub-total	32,891	23,345	15,877

Other Countries:
Auction (j)	73,070	58,200	47,332
Finance	88	122	146
All Other	495	455	206

Sub-total	73,653	58,777	47,684

One-time license fee revenues (k)	—	45,650	—

Total	$513,508	$496,720	$317,344

(j)	No other individual country exceeds 5% of total revenues for any of the periods presented.

(k)	Represents one-time license fee revenues earned in conjunction with the consummation of the Cendant License Agreement, which are not allocated to the Company's operating segments (see Note D).

      The table below presents assets for the Company's segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2005 and 2004:

December 31	2005	2004
	(Thousands of dollars)
Auction	$850,978	$1,064,091
Finance	148,576	86,601
All Other	110	1,471

Total segment assets	999,664	1,152,163
Unallocated amounts:
Deferred tax assets	61,088	72,649

Consolidated assets	$1,060,752	$1,224,812

Note F—Receivables

      Accounts Receivable—In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting the Company's commissions, expenses and applicable taxes. The amounts billed to buyers are recorded as Accounts Receivable in the Consolidated Balance Sheets. Under the standard terms and conditions of the Company's auction sales, the Company is not obligated to pay consignors for items that have not been paid for by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at a future auction or negotiate a private sale.

      In certain situations, under negotiated contractual arrangements or when the buyer takes possession of the property before payment is made, the Company is liable to the consignor for the net sale proceeds whether or not the buyer makes payment. As of December 31, 2005 and 2004, Accounts Receivable included approximately $180.1 million and $158 million, respectively, of such amounts due from buyers. As of December 31, 2005, substantially all of the amount outstanding at December 31, 2004 had been collected. As of February 24, 2006, approximately $117.1 million of the amount outstanding at December 31, 2005 had been collected. Management believes that adequate allowances have been established to provide for potential losses on any uncollected amounts.

      Notes Receivable and Consignor Advances—The Company's Finance segment provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company's general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. The Company will also lend at loan to value ratios higher than 50%. As of December 31, 2005, such loans totaled $39.3 million and represented 28% of net Notes Receivable and Consignor Advances. The property related to such loans had a low pre-sale auction estimate of approximately $62.8 million. Furthermore, the Company's loans are predominantly variable interest rate loans.

      The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Term loans are generally made with full recourse against the borrower. In certain instances, however, term loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company's ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $0.6 million and $6 million at December 31, 2005 and 2004, respectively.

      In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment within Other Revenues, while the Company's share of any profit or loss is reflected in the results of the Auction segment within Auction and Related Revenues. The total of all such unsecured loans was $0.3 million and $5.4 million at December 31, 2005 and 2004, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

      At December 31, 2005, two term loans issued to the same borrower in the amounts of $19.3 million and $32.3 million with maturity dates of September 2006 and May 2007, respectively, comprised in the aggregate approximately 36% of the net Notes Receivable and Consignor Advances balance. The estimated value of the collateral related to these loans is approximately $102.3 million and consists entirely of Chinese Works of Art.

      As of December 31, 2005 and 2004, Notes Receivable and Consignor Advances consist of the following:

Year Ended December 31	2005	2004
	(Thousands of dollars)
Current:
Consignor advances	$21,596	$44,319
Term loans	64,468	14,156

Sub-total	86,064	58,475

Non-current:
Consignor advances	1,925	281
Term loans	54,753	35,294

Sub-total	56,678	35,575

Notes receivable and consignor advances	142,742	94,050
Allowance for credit losses	(792)	(1,759)

Notes receivables and consignor advances (net)	$141,950	$92,291

      The weighted average interest rates charged on Notes Receivable and Consignor Advances were 6.8%, 5.9% and 5.5% for the years ended December 31, 2005, 2004 and 2003, respectively.

      As of December 31, 2005 and 2004, Notes Receivable and Consignor Advances includes employee loans of $0.4 million and $0.9 million, respectively. For the years ended December 31, 2005 and 2004, the weighted average interest rates charged on these loans were 8.1% and 7.5%, respectively.

      Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances during 2005 and 2004 were as follows:

	2005	2004
	(Thousands of dollars)
Allowance for credit losses at January 1	$1,759	$1,600
Change in loan loss provision	(935)	250
Write-offs	—	(103)
Foreign currency exchange rate changes	(32)	12

Allowance for credit losses at December 31	$792	$1,759

Note G—Investments

      Prior to 2004, the Company had presented its share of earnings from the equity investments described below as part of Auction and Related Revenues. Beginning in 2004, such amounts are being presented net of taxes as a separate line below income (loss) from continuing operations before taxes in the Consolidated Income Statements. Prior year amounts have been adjusted to conform to the current year presentation throughout the Consolidated Financial Statements and related notes, where necessary.

      On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation (“Matisse”) for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the “Matisse Inventory”). Upon consummation of the purchase, the Company entered into an agreement with Acquavella Contemporary Art, Inc. (“ACA”) to form Acquavella Modern Art (“AMA”), a partnership through which the Matisse Inventory would be sold. The Company contributed the Matisse Inventory to AMA in exchange for a 50% interest in the partnership. Although the original term of the AMA partnership agreement was for ten years and was due to expire in 2000, it has been renewed on an annual basis since then with the most recent extension due to expire on March 31, 2007.

      The Company does not control AMA and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment in AMA and records its share of AMA's earnings or losses, net of taxes, within Equity in Earnings of Investees in the Consolidated Income Statements. The Company's 50% interest in the net assets of AMA is included in Investments in the Consolidated Balance Sheets. The carrying value of the Company's investment in AMA totaled $23.5 million and $26.4 million as of December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company's share of AMA's earnings, net of taxes, was $0.5 million, $0.5 million and $0.1 million, respectively.

      Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At December 31, 2005, the carrying value of this inventory was $71.3 million.

      To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of December 31, 2005 and 2004, no such amounts were outstanding.

      As of December 31, 2005 and 2004, the carrying value of the Company's investment in another affiliate was $2.4 million and $2 million, respectively. The Company does not control this affiliate and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment. For the years ended December 31, 2005, 2004 and 2003, the Company's share of this affiliate's earnings or (losses), net of taxes, was $0.3 million, $0.2 million and ($39,000), respectively.

Note H—Properties

      As of December 31, 2005 and 2004, Properties consisted of the following:

December 31	2005	2004
	(Thousands of dollars)
Land	$6,340	$2,427
York Property capital lease (see Note L)	173,866	173,866
Buildings and building improvements	4,914	3,943
Leasehold improvements	64,222	67,549
Computer hardware and software	59,438	60,380
Furniture, fixtures and equipment	49,299	49,282
Construction in progress	1,293	1,665
Other	1,713	1,740

	361,085	360,852
Less: accumulated depreciation and amortization	(135,651)	(122,319)

Total	$225,434	$238,533

      On February 7, 2003, the Company completed the sale of its headquarters building at 1334 York Avenue in New York, New York (the “York Property”) and leased it back from the buyer for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term (see Note L). Included in Accumulated Depreciation and Amortization above is $25.3 million and $16.6 million as of December 31, 2005 and 2004, respectively, related to the York Property capital lease. The sale of the York Property resulted in a deferred gain of approximately $23 million, which is being amortized on a straight-line basis against Depreciation and Amortization Expense over the initial 20-year lease term.

Note I—Goodwill

      Goodwill is entirely attributable to the Auction segment. The Company has completed its annual impairment test and concluded that its goodwill was not impaired as of October 31, 2005. For the years ended December 31, 2005 and 2004, changes in the carrying value of Goodwill were as follows:

	2005	2004
	(Thousands of dollars)

Balance as of January 1	$13,753	$13,565
Foreign currency exchange rate changes and other activity	(306)	188

Balance as of December 31	$13,447	$13,753

Note J—Credit Arrangements

      Bank Credit Facilities—On September 7, 2005, in connection with the Transaction described in Note C above, the Company terminated its senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). The GE Capital Credit Agreement provided for borrowings of up to $200 million through an international syndicate of lenders and was available through March 4, 2007.

      As a result of the termination of the GE Capital Credit Agreement, the Company incurred a $1 million termination fee and wrote off approximately $2.1 million in related arrangement fees and other direct costs, which were previously being amortized over the term of the agreement. These charges are combined and reflected as a separate caption in the Consolidated Income Statements for the year ended December 31, 2005.

      On September 7, 2005, also in connection with the Transaction described in Note C above, the Company entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The Company paid underwriting, structuring and amendment fees of $2.8 million related to the BofA Credit Agreement, which are being amortized on a straight-line basis to Interest Expense over the term of the facility.

      The BofA Credit Agreement provides for borrowings of up to $250 million through a revolving credit facility. The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the U.K. (i.e., notes receivable and consignor advances) plus 15% of the Company's net tangible assets (calculated as total assets less current liabilities, goodwill, unamortized debt discount and eligible loans). As of December 31, 2005, the amount of unused borrowing capacity available under the BofA Credit Agreement was $201.9 million, consisting of a borrowing base of $236.4 million less $34.5 million in borrowings outstanding on that date. Such outstanding borrowings are classified as long-term liabilities in the Consolidated Balance Sheet as of December 31, 2005. As of February 28, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $165.5 million, consisting of a borrowing base of $201 million less $35.5 million in borrowings outstanding on that date.

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

      Borrowings under the BofA Credit Agreement are available to be used to: (a) finance in part the Transaction and related fees and expenses and (b) provide ongoing working capital and for other general corporate purposes of the Company. The Company's obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

      The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 4.0 for quarters ending September 30, 2005 to September 30, 2006, (ii) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (iii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments, if any, must be paid solely out of 40% of the Company's net income arising after June 30, 2005 and computed on a cumulative basis. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants.

      At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the year ended December 31, 2005, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 6.3%. For the years ended December 31, 2004 and 2003, the weighted average interest rate incurred by the Company on outstanding borrowings under its previous revolving credit facilities was approximately 6.3% and 5.2%, respectively.

      Senior Unsecured Debt—In February 1999, the Company issued a tranche of long-term debt securities (defined above as the “Notes”), pursuant to the Company's $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August.

      The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants.

      As of December 31, 2005, aggregate principal and interest payments due under these long-term debt securities are as follows (in thousands):

2006	$6,875
2007	6,875
2008	6,875
2009	102,865

Total future principal and interest payments	$123,490

      Interest Expense—For the years ended December 31, 2005, 2004 and 2003, interest expense related to the Company's continuing operations consisted of the following:

Year Ended December 31	2005	2004	2003
	(Thousands of dollars)

Credit Facility Borrowings:
Interest expense on outstanding borrowings	$1,513	$298	$1,979
Amortization of amendment and arrangement fees	844	1,114	1,929
Commitment fees	851	869	358

Sub-total	3,208	2,281	4,266

Interest expense on York Property capital lease obligation (see Note L)	17,899	17,911	16,119
Interest expense on long-term debt	6,959	6,952	6,948
Amortization of discount—DOJ antitrust fine (see Note Q)	1,246	2,049	2,358
Amortization of discount—Discount Certificates (see Note Q)	2,742	2,836	1,767
Other interest expense	1,367	1,522	1,374

Total	$33,421	$33,551	$32,832

      Other interest expense principally relates to interest accrued on the obligations under the Sotheby's, Inc. Benefit Equalization Plan and its successor, the Sotheby's, Inc. 2005 Benefit Equalization Plan, which are unfunded defined contribution plans available to certain U.S. officers of the Company whose contributions to the Sotheby's, Inc. Retirement Savings Plan are limited by Internal Revenue Service regulations (see Note N).

      Interest Paid—For the years ended December 31, 2005, 2004 and 2003, interest paid totaled $29.2 million, $29 million and $27.5 million, respectively. Interest paid consists of cash payments related to the Company's credit facility borrowings (including interest and fees) and long-term debt securities, as well as the portion of lease payments for the York Property capital lease obligation related to interest.

Note K—Income Taxes

      The significant components of income tax expense (benefit) from continuing operations consist of the following:

Year ended December 31	2005	2004	2003
	(Thousands of dollars)
Income (loss) from continuing operations before taxes:
Domestic	$(13,217)	$27,763	$(43,103)
Foreign	104,130	68,890	6,016

Total	$90,913	$96,653	$(37,087)

Income tax expense (benefit)—current:
Federal and state	$4,505	$1,515	$—
Foreign	15,311	10,270	5,539

	19,816	11,785	5,539

Income tax (benefit) expense—deferred:
Federal and state	(2,375)	9,216	(12,457)
Foreign	11,132	13,999	(4,100)

	8,757	23,215	(16,557)

Total	$28,573	$35,000	$(11,018)

      For the years ended December 31, 2005 and 2004, income tax expense related to the Company's equity in earnings of investees was approximately $0.4 million.

      The components of deferred income tax assets and liabilities are disclosed below:

December 31	2005	2004
Deferred tax assets:
Asset provisions and accrued liabilities	$33,847	$24,898
Capital lease obligation	73,076	60,429
Tax loss and credit carryforwards	49,412	76,313

Sub-total	156,335	161,640
Valuation allowance	(24,885)	(33,762)

Total	131,450	127,878

Deferred tax liabilities:
Difference between book and tax basis of depreciable and amortizable assets	60,617	52,295
Basis differences in minority owned investments	9,787	8,396

	70,404	60,691

Total	$61,046	$67,187

      As of December 31, 2005, the Company has a tax asset related to U.S. Federal tax loss carryovers of $24.1 million, which begin to expire in 2020. The Company also has a tax asset related to various foreign and state loss carryovers totaling $23.1 million that expire in 2006 and thereafter. The Company provided a valuation allowance for certain deferred tax assets including state, Federal and foreign loss carryforwards of $24.9 million and $33.8 million at December 31, 2005 and 2004, respectively. The valuation allowance decreased by $8.9 million during 2005 and decreased by $0.7 million during 2004. In 2005, the decrease was primarily due to the reduction of the entire valuation allowance in respect of federal losses amounting to $5.3 million, as well as a $3.2 million reduction in the valuation allowance related to certain foreign losses. Of this, $7.1 million was reversed through tax expense and $1.4 million through Additional Paid-In Capital as it related to the tax benefit of stock option exercises. The changes in the valuation allowance resulted from management's evaluation of the utilization of state, Federal and foreign operating losses. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

      During 2005, the Company had $3.1 million of stock option deductions, the tax benefit of which was recorded to Additional Paid-In Capital when realized. In 2004, stock option deductions were $2.9 million.

      The effective rate from continuing operations varied from the statutory rate as follows:

Year ended December 31	2005	2004	2003
Statutory federal income tax rate	35.00%	35.00%	35.00%
State and local taxes, net of Federal tax benefit	0.57%	–2.42%	8.13%
Foreign taxes at rates different than U.S. rates	–8.48%	–2.11%	2.55%
Non-deductible antitrust expenses	0.72%	0.98%	–2.56%
Passive income from foreign jurisdictions	5.42%	—	—
Valuation allowance	–7.88%	3.26%	–8.13%
Foreign earnings repatriation	4.35%	—	—
Other	1.73%	1.50%	–5.26%

Effective income tax rate	31.43%	36.21%	29.73%

      Undistributed earnings of foreign subsidiaries included in consolidated Retained Earnings at December 31, 2005 and 2004 were $91.6 million and $109 million, respectively. Such amounts are considered to be reinvested indefinitely or will be distributed from income in such a way that would not incur a significant tax consequence and, therefore, no provision has been made for taxes that would be payable upon distribution of these earnings.

      In October 2004, the President signed the American Jobs Creation Act of 2004 (the “AJCA”). The AJCA creates a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the company to reduce its taxable income by 85% of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005. In order to benefit from this incentive, the company must reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan approved by the Chief Executive Officer and Board of Directors.

      On November 7, 2005, after approval by the Company's Chief Executive Officer, the Board of Directors approved a plan to repatriate foreign earnings in accordance with the temporary repatriation incentive under the AJCA. The amount repatriated was $72.4 million. The company recorded a tax charge and related tax liability of $3.8 million in the fourth quarter of 2005. The liability will be settled by cash tax payments of approximately of $2.4 million and the utilization of existing alternative minimum tax credits of $1.4 million. Planned uses of the repatriated funds include capital and leased asset investments as permitted under the AJCA.

      Total net income tax payments related to the Company's continuing operations during 2005, 2004 and 2003 were $20.4 million, $7.8 million and $5.7 million, respectively.

Note L—Lease Commitments

      Capital Lease—On February 7, 2003, the Company sold the York Property (see Note H) and leased it back from the buyer for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease. Under the lease agreement, rental payments escalate 7% every three years during the initial term.

      The following is a schedule, by year, of the future minimum lease payments due under the York Property capital lease, together with the present value of the future minimum lease payments as of December 31, 2005 (in thousands of dollars):

2006	$19,264
2007	19,287
2008	19,287
2009	20,613
2010	20,637
Thereafter	289,847

Total future minimum lease payments	388,935
Less: amount representing interest	216,891

Present value of future minimum lease payments	$172,044

      In addition to the lease payments above, under the terms of the York Property capital lease, the Company is required to pay real estate taxes and operating costs related to the premises.

      Operating Leases—The Company also conducts business on premises leased in various locations under long-term operating leases expiring through 2060. For the years ended December 31, 2005, 2004 and 2003, net rental expense under operating leases was as follows:

Year Ended December 31	2005	2004	2003
	(Thousands of dollars)

Continuing operations	$13,571	$13,053	$11,589
Discontinued operations (see Note D)	40	864	4,674

Total	$13,611	$13,917	$16,263

      Future minimum lease payments under noncancelable operating leases in effect at December 31, 2005 related to the Company's continuing operations are as follows (in thousands of dollars):

2006	$13,570
2007	12,314
2008	10,758
2009	8,257
2010	4,386
Thereafter	29,519

Total future minimum lease payments	$78,804

      Future minimum lease payments exclude minimum sublease rental receipts of $2.7 million owed to the Company in the future under non-cancelable subleases.

      In addition to the lease payments above, under the terms of certain leases, the Company is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

Note M—Shareholders' Equity

      Common Stock—The principal U.S. market for the Company's Class A Stock is the New York Stock Exchange. Each share of the Class A Stock is entitled to one vote. The Class A Stock is traded on the New York Stock Exchange. The Company also has the authority to issue 75 million shares of $0.10 par value Class B Stock, which is entitled to ten votes and is convertible on a share for share basis into Class A Stock. There is no public market for the Class B Stock and there were no shares of Class B Stock issued and outstanding as of December 31, 2005 (see Note C). Per share cash dividends, if any, would be equal for the Class A Stock and Class B Stock.

      Preferred Stock—In addition to the Class A Stock outstanding, the Company has the authority to issue 50 million shares of no par value Preferred Stock. No such shares were issued and outstanding as of December 31, 2005 and 2004.

      Restricted Stock Plan—In February 2003, the Compensation Committee of the Company's Board of Directors (the “Compensation Committee”) approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company's capital structure following completion of the Transaction (see Note C). The purpose of the Restricted Stock Plan is to enable the Company to retain valued employees and to continue to attract the finest executives.

      The Restricted Stock Plan provides for the issuance of restricted shares of Class A Stock (“Restricted Stock”) to eligible employees, as determined by the Compensation Committee. In making such selections, the Compensation Committee may take into account the nature of the services rendered by such employees, their present and potential contributions to the Company's success, and such other factors as the Compensation Committee in its discretion shall deem relevant. The maximum aggregate amount of Restricted Stock which may be issued from the Company's authorized but unissued or reacquired shares of Class A Stock is 2 million shares.

      Restricted Stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby's Holdings, Inc. Executive Bonus Plan (discussed below) and certain employment agreements vest over a shorter period. Prior to vesting, the participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

      In February 2003, the Compensation Committee also approved an exchange offer of cash or Restricted Stock for certain stock options held by eligible employees under the Sotheby's Holdings, Inc. 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004. As a result of the Exchange Offer, approximately 5.6 million stock options were cancelled and 1.1 million shares of Restricted Stock were issued. The Restricted Stock shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company's Class A Stock on the dates of grant and resulted in the recording of Deferred Compensation Expense and Additional Paid-In Capital of approximately $14 million. The amount recorded as Deferred Compensation Expense is being amortized to Salaries and Related Costs ratably after each of the first, second, third and fourth years following the date of grant. For the years ended December 31, 2005 and 2004, the Company recognized stock compensation expense of $4.6 million and $5.5 million related to the Exchange Offer, respectively. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance on March 31, 2004.

      In addition to the Restricted Stock issued in conjunction with the Exchange Offer, the Company issued 375,697 shares, 120,000 shares and 160,000 shares of Restricted Stock with fair values of $6.2 million, $1.6 million and $1.4 million, during 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company recognized compensation expense of $3.7 million, $1.1 million and $0.4 million, respectively, related to these Restricted Stock grants. A small portion of these Restricted Stock shares were granted pursuant to a three-year employment agreement and vest and become exercisable over the remaining term of the agreement following the date of grant.

      In February 2005, the Compensation Committee approved the adoption of the Sotheby's Holdings, Inc. Executive Bonus Plan (the “EBP”) effective retroactively to January 1, 2005. The EBP was approved by a vote of shareholders on May 4, 2005. The Plan provides for the issuance of Restricted Stock, generally governed by the Restricted Stock Plan, and cash awards based on satisfaction of objective performance criteria set by the Compensation Committee, or if applicable, the Section 162(m) Sub-Committee. Restricted Stock shares issued pursuant to EBP vest ratably after each of the first, second and third years following the date of grant. In February 2006, the

Compensation Committee approved the issuance of 201,621 shares of Restricted Stock with a fair value of $4.1 million pursuant to the EBP.

      When a participant in the Restricted Stock Plan incurs a tax liability subject to tax withholding in connection with the vesting of Restricted Stock, the participant's withholding tax obligation may be satisfied by the Company withholding shares having a fair market value equal to the minimum tax withholding obligation. For the year ended December 31, 2005, the Company withheld approximately 130,000 of such shares with a value of approximately $2.2 million.

      Stock Option Plans—Stock options issued pursuant to the Sotheby's Holdings, Inc. 1987 Stock Option Plan (the “1987 Stock Option Plan”) and the Sotheby's Holdings, Inc. 1997 Stock Option Plan (the “1997 Stock Option Plan”) are exercisable into authorized but unissued shares of the Company's Class A Stock. The 1997 Stock Option Plan succeeded the 1987 Stock Option Plan. The 1997 Stock Option Plan was amended on November 7, 2005 to conform the plan to the Company's capital structure following completion of the Transaction (see Note C).

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

      In 2003, the Company granted 940,000 stock options pursuant to the 1997 Stock Option Plan. Such stock options, which were granted at an exercise price equal to the fair market value of the Class A Stock at the date of grant, generally vest and become exercisable ratably after each of the first, second, third and fourth years following the date of grant and expire ten years after the date of grant.

      In June 2004 and August 2004, the Company granted 140,000 and 100,000 stock options, respectively, pursuant to the 1997 Stock Option Plan. These stock options were granted at an exercise price equal to the fair market value of the Class A Stock at the date of the grant and expire ten years after the date of grant. The stock options granted in June vest and become exercisable ratably after each of the first and second years following the date of grant pursuant to the terms of an employment agreement. The stock options granted in August vest and become exercisable ratably after each of the first, second, third and fourth years following the date of grant.

      In 2005, the Company granted 136,500 stock options pursuant to the 1997 Stock Option Plan. These stock options, which were granted at an exercise price equal to the fair market value of the Class A Stock at the date of the grant, vest on June 30, 2006 pursuant to the terms of an employment agreement and expire ten years after the date of grant.

      As of December 31, 2005, the Company has reserved 13.6 million shares of Class A Stock for future issuance pursuant to the 1997 Stock Option Plan. As of December 31, 2005, there were outstanding stock options issued pursuant to the 1997 Stock Option Plan and the 1987 Stock Option Plan for the purchase of 6.2 million shares of Class A Stock, at prices ranging from $8.65 to $37.94 per share. Stock option transactions for the years ended December 31, 2005, 2004 and 2003 are summarized as follows (shares in thousands):

		Options Outstanding
	Shares Reserved for Issuance	Shares	Prices	Weighted Average Price
Balance at January 1, 2003	15,825	14,474	$10.87–$38.25	$21.18
Options granted		940	$ 8.65–$10.89	$9.08
Options canceled		(728)	$17.00–$38.25	$23.39
Options expired—1987 Plan	(382)	(382)	$10.88–$16.50	$13.55
Options exercised	(7)	(7)	$10.87	$10.87

Balance at December 31, 2003	15,436	14,297	$ 8.65–$38.25	$20.47
Options granted		240	$15.50–$15.51	$15.50
Options canceled		(6,306)	$13.69–$38.25	$26.02
Options expired—1987 Plan	(231)	(231)	$10.88–$16.50	$16.33
Options exercised	(810)	(810)	$ 8.65–$17.13	$12.51

Balance at December 31, 2004	14,395	7,190	$ 8.65–$37.94	$16.44
Options granted		137	$13.78–$15.26	$14.50
Options canceled		(396)	$17.13–$37.94	$22.31
Options expired—1987 Plan	(3)	(3)	$10.88–$14.75	$13.36
Options exercised	(756)	(756)	$ 8.65–$18.88	$12.45

Balance at December 31, 2005	13,636	6,172	$ 8.65–$37.94	$16.51

      The following table summarizes information about stock options outstanding as of December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Prices	Outstanding as of 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Price	Exercisable as of 12/31/05	Weighted Average Price
$ 8.6500–$12.7875	873	7.2 years	$9.51	343	$9.80
$12.7876–$17.0500	1,335	3.2 years	$14.20	1,019	$13.92
$17.0501–$21.3125	3,931	3.5 years	$18.73	3,931	$18.73
$21.3126–$25.5750	16	4.4 years	$24.71	14	$24.68
$25.5751–$34.5000	4	3.9 years	$34.50	4	$34.50
$34.5001–$37.9400	13	3.3 years	$37.94	13	$37.94

	6,172	3.9 years	$16.51	5,324	$17.31

      The weighted average fair value per share of stock options granted for the years ended December 31, 2005, 2004 and 2003 was $6.03, $6.84 and $3.78, respectively. As of December 31, 2005, 2004 and 2003, 5.3 million, 5.5 million and 10.8 million stock options were exercisable at weighted average exercise prices of $17.31, $17.27 and $21.22, respectively.

      Stock Compensation Plan for Non-Employee Directors—Effective April 30, 1998, the Company amended the Director Stock Ownership Plan. As of December 31, 2005, the Company has reserved 78,183 shares of Class A Stock for issuance in connection with the Sotheby's Holdings, Inc. Stock Compensation Plan for Non-Employee Directors (the “Amended Plan”). For the years ended December 31, 2005, 2004 and 2003, the number of shares issued to non-employee directors under the Amended Plan (including deferred stock units) was 22,053, 19,250 and 22,074, respectively.

Note N—Pension Arrangements

      Retirement Savings Plan—The Company has a defined contribution plan for U.S. employees who have completed three consecutive months of employment (the “Retirement Savings Plan”). Prior to January 1, 2005, the Company contributed a standard amount equal to 2% of each participant's eligible compensation to the Retirement Savings Plan. Effective January 1, 2005, the Retirement Savings Plan was amended to replace the standard 2% contribution with a discretionary annual Company contribution that varies as a percentage of each participant's eligible compensation depending on the Company's profitability and subject to the maximum amount allowable under Internal Revenue Service (“IRS”) regulations. For the year ended December 31, 2005, the expense related to the Company's discretionary contribution to the Retirement Savings Plan was 3% of each participant's eligible compensation.

      Additionally, prior to January 1, 2005, participants could elect to contribute between 2% and 12% of their eligible compensation, up to the maximum amount allowable under IRS regulations, on a pre-tax basis. Effective January 1, 2005, participants may elect to contribute between 2% and 20% of their eligible compensation, up to the maximum amount allowable under IRS regulations, on a pre-tax basis. Employee savings have been and will continue to be matched by a Company contribution of up to an additional 6% of each participant's eligible compensation.

      For the years ended December 31, 2005, 2004 and 2003, pension expense recorded within Salaries and Related Costs for the Retirement Savings Plan, net of forfeitures, was as follows:

Year Ended December 31	2005	2004	2003
	(Thousands of dollars)
Continuing operations	$3,459	$2,808	$2,130
Discontinued operations (see Note D)	—	56	308

Total	$3,459	$2,864	$2,438

      Benefit Equalization Plan—The Company has an unfunded defined contribution Benefit Equalization Plan, the Sotheby's, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”), which is available to certain officers of the Company for whom contributions to the Retirement Savings Plan are limited by IRS regulations. Such officers may enter into agreements pursuant to which their salaries will be reduced and the Company will maintain accounts on their behalf in the amount of the difference between the contribution election made in the participant's salary reduction agreement and the aggregate amount of contributions actually made by the participant under the Retirement Savings Plan. Employees may elect to contribute up to 12% of their eligible compensation and employee savings are matched by a Company contribution of up to 6% of the participant's eligible compensation. Additionally, there is a discretionary annual Company contribution for those participants for whom discretionary contributions to the Retirement Savings Plan are limited by IRS regulations. Contributions to the 2005 BEP earn interest at a rate equal to 3.3% above the 10-year U.S. Treasury Bond rate.

      On December 15, 2004, the Compensation Committee approved the establishment of the 2005 BEP, which superseded an existing Benefit Equalization Plan (the “BEP”) on January 1, 2005. The 2005 BEP was established solely to comply with provisions of the AJCA, which placed new restrictions on deferred compensation arrangements, including limiting the ability of both companies and individuals to revise deferral elections or to accelerate distributions from a deferred compensation plan. With the exception of these changes, the 2005 BEP remained the same as the previously existing BEP, which was deemed frozen with no deferrals or employer contributions permitted after December 31, 2004.

      The total unfunded liability of the BEP was $18.6 million and $15.8 million as of December 31, 2005 and 2004, respectively, and is included within Other Liabilities in the Consolidated Balance Sheets.

      For the years ended December 31, 2005, 2004 and 2003, pension expense recorded within Salaries and Related Costs for the 2005 BEP and the BEP (for periods prior to 2005) was as follows:

Year Ended December 31	2005	2004	2003
	(Thousands of dollars)
Continuing operations	$1,054	$630	$633
Discontinued operations (see Note D)	—	—	63

Total	$1,054	$630	$696

      Defined Benefit Plan—The Company makes contributions to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Pension Plan”). The Company uses a

September 30th measurement date for the U.K. Pension Plan. Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

      The table below details the change in the benefit obligation, the change in the fair value of plan assets, the funded status and the net pension asset recognized related to the U.K. Pension Plan as of December 31, 2005 and 2004:

Year Ended December 31	2005	2004
	(Thousands of dollars)

Change in benefit obligation
Benefit obligation at beginning of year	$247,937	$212,884
Service cost	6,275	6,705
Interest cost	12,525	11,240
Contributions by plan participants	1,101	1,048
Actuarial loss	11,917	2,168
Benefits paid	(3,810)	(4,419)
Special termination benefits	7	49
Foreign currency exchange rate changes	(27,088)	18,262

Benefit obligation at end of year	248,864	247,937

Change in plan assets
Fair value of plan assets at beginning of year	197,960	166,688
Actual return on plan assets	42,809	17,430
Employer contributions	17,699	2,725
Contributions by plan participants	1,101	1,048
Benefits paid	(3,810)	(4,419)
Foreign currency exchange rate changes	(23,877)	14,488

Fair value of plan assets at end of year	231,882	197,960

Amount underfunded	(16,982)	(49,977)
Unrecognized prior service cost	373	697
Unrecognized net actuarial loss	54,048	77,488

Net pension asset recognized	$37,439	$28,208

      The accumulated benefit obligation for the U.K. Pension Plan was $188.4 million and $185.3 million as of December 31, 2005 and 2004, respectively.

Components of Net Pension Cost

      For the years Ended December 31, 2005, 2004 and 2003, the components of net periodic pension cost were:

Year Ended December 31	2005	2004	2003
	(Thousands of dollars)

Service cost	$6,275	$6,705	$5,928
Interest cost	12,525	11,240	9,355
Expected return on plan assets	(16,719)	(16,559)	(14,441)
Amortization of prior service cost	266	267	239
Amortization of actuarial loss	2,084	1,055	—
Amortization of transitional asset	—	—	(10)

Sub-total	4,431	2,708	1,071
Special termination benefits	7	49	790

Net pension cost	$4,438	$2,757	$1,861

Assumptions

      The following assumptions were used in determining the benefit obligation related to the U.K. Pension Plan:

	2005	2004

Weighted average discount rate	4.90%	5.40%
Weighted average rate of compensation increase	4.50%	4.75%

      The following assumptions were used in determining the net pension cost related to the U.K. Pension Plan:

	2005	2004	2003

Weighted average discount rate	5.40%	5.20%	5.50%
Weighted average rate of compensation increase	4.75%	4.25%	4.00%
Weighted average expected long-term rate of return on plan assets	7.75%	8.00%	8.00%

      The expected long-term rate of return on plan assets was based on dividend and interest yields currently available on equity and bond markets as of the measurement date and weighted according to the composition of invested assets as of that date.

Plan Assets

      As of September 30, 2005 and 2004, the weighted average asset allocations for the U.K. Pension Plan, by category, were as follows:

September 30	2005	2004

Equity securities	67%	74%
Debt securities	27%	19%
Real estate	3%	3%
Other	3%	4%

      The investment policy for the U.K. Pension Plan is established by its trustees (the “Trustees”) in consultation with the management of the Company. The Trustees' investment objective is to maximize the return on assets while controlling the level of risk so as to ensure that sufficient assets are available to pay participants' benefits as and when they arise. The Trustees have agreed that a diversified portfolio of assets with a relatively high concentration of equity securities is appropriate. In order to avoid an undue concentration of risk, a diverse spread of assets is held. The diversification is both within and across asset categories. In setting specific asset allocation targets, the Trustees take expert advice as required from professional investment advisors. Additionally, the Trustees require that 95% of the assets be realizable at short notice. The Trustees' current investment strategy includes target allocation percentages of approximately 68% for equity securities and approximately 32% for debt securities and other assets. These target allocation percentages are spread across different categories within each asset class and permit actual allocation percentages to fall within a reasonable range of these targets.

      The investment managers for the U.K. Pension Plan have full discretion in making investment decisions, subject to broad guidelines established by the Trustees. It is the Trustees' policy not to invest in shares of the Company or any of its subsidiaries. The performance of the investment managers is benchmarked against suitable indices.

Estimated Future Benefit Payments

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands of dollars):

Period	Amount

October 1, 2005 to September 30, 2006	$5,648
October 1, 2006 to September 30, 2007	5,159
October 1, 2007 to September 30, 2008	6,154
October 1, 2008 to September 30, 2009	7,319
October 1, 2009 to September 30, 2010	6,663
October 1, 2010 to September 30, 2015	53,930

Contributions

      In 2005, the Company contributed approximately $18 million to the U.K. Pension Plan, consisting of a $15 million voluntary contribution made in May 2005 and a $3 million contribution agreed by management and the Trustees. In 2006, the Company expects to contribute approximately $3 million to the U.K. Pension Plan.

Note O—Commitments and Contingencies

      Employment Agreements—The Company has employment agreements with a number of employees, which expire in June 2006, August 2008 and June 2009. Such agreements provide, among other benefits, for minimum salary levels, as well as incentive bonuses which are payable only if specified Company and individual goals are attained. The aggregate remaining commitment for salaries related to these employment agreements, excluding incentive bonuses, was approximately $5 million as of March 1, 2006.

      Lending Commitments—In certain situations, the Company's Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $24 million at December 31, 2005.

      Legal Actions—The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie's International, PLC (“Christie's”) for auction services during the period 1993 to 2000. The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of the pending claims or proceedings described above will have a material adverse effect on the Company's business, results of operations, financial condition and/or liquidity.

      Gain Contingencies—The Company owns land and a building at Billingshurst, West Sussex (the “Sussex Property”), which previously housed an auction salesroom. The Company is in advanced negotiations for the sale of vacated parts of the Sussex Property. The completion of the sale is conditional upon the receipt of planning permission for redevelopment of the land for sale. If completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $4 million to $5 million. The Company is not certain when the sale of the Sussex Property will be completed and when the contingency will be resolved.

      On March 10, 2003, the Company and Christie's agreed to each pay $20 million to settle the International Antitrust Litigation, which alleged violations of the Federal antitrust laws and international law on behalf of purchasers and sellers in auctions conducted outside the U.S. (the “International Antitrust Litigation”). On April 7, 2003, pursuant to the settlement agreement for the International Antitrust Litigation, the Company deposited $10 million into an escrow account for the benefit of the members of the class of plaintiffs. The remaining $10 million due under the settlement agreement was paid on June 23, 2003 following final court approval of the settlement. The settlement agreement for the International Antitrust Litigation also provides that if, as of

June 7, 2006, there are any remaining settlement funds following the payment all submitted claims, the Company and Christie's will be reimbursed for the administration costs incurred in distributing the settlement funds. During the period 2003 to 2005, the Company has incurred approximately $2 million in such costs. Based on the level of claims submitted to date, the Company expects to receive reimbursement for a substantial portion of such costs in the second half of 2006 following the resolution of this contingency.

      (See Notes G, L and P for other commitments. See Notes G, P and Q for other contingencies.)

Note P—Auction Guarantees

      From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee in the event the property sells for less than the minimum price, in which event the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. Generally, the Company is entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction sharing arrangements with unaffiliated partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction.

      As of December 31, 2005, the Company had outstanding auction guarantees totaling $21.6 million, the property relating to which had a mid-estimate sales price (1) of $25.8 million. The Company's financial exposure under these auction guarantees is reduced by $0.9 million as a result of sharing arrangements with unaffiliated partners. The property related to such auction guarantees is being offered at auctions during the first half of 2006. As of December 31, 2005, $2.5 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note F). As of December 31, 2005 and 2004, the carrying amount of the liability related to the Company's auction guarantees was approximately $0.3 million and $0.1 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

      As of February 28, 2006, the Company had outstanding auction guarantees totaling $99.7 million, the property relating to which had a mid-estimate sales price (1) of $109.1 million. The property related to such auction guarantees is being offered at auctions in the first half of 2006. As of February 28, 2006, $18 million of the guaranteed amount had been advanced by the Company, which will be recorded within Notes Receivable and Consignor Advances.

(1)	The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Note Q—Settlement Liabilities

      In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie's. The Company has pled guilty to a violation of U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Settlement Liabilities of $34.1 million representing the present value of the fine payable. The $10.9 million discount on the fine payable was amortized to interest expense over the five-year period during which the fine was paid. As of December 31, 2005, the carrying value of the fine payable to the DOJ was $14.9 million and was reflected as a current liability in the Consolidated Balance Sheets. The final payment of $15 million owed under the fine was paid by the Company on February 6, 2006 and the liability to the DOJ was extinguished.

      In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company issued to the class of plaintiffs vendor's commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie's in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor's commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of December 31, 2005, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $50.7 million and the carrying value of such Discount Certificates reflected in the Consolidated Balance Sheets was approximately $47 million.

      As of December 31, 2005 and December 31, 2004, Settlement Liabilities consisted of the following:

December 31	2005	2004
	(Thousands of dollars)

Current:
Discount Certificates (net)	$6,200	$3,700
DOJ antitrust fine (net)	14,899	10,754

Sub-total	21,099	14,454

Long-term:
Discount Certificates (net)	40,794	46,186
DOJ antitrust fine (net)	—	14,899

Sub-total	40,794	61,085

Total	$61,893	$75,539

      The current portion of the liability for the Discount Certificates represents management's estimate of redemptions expected during the twelve-month period after the balance sheet date and is based on an analysis of historical redemption activity.

      During the period January 1, 2003 to December 31, 2005, amounts charged to and cash payments made against Settlement Liabilities with respect to the Discount Certificates and the DOJ antitrust fine were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)

Balance at January 1, 2003	$50,000	$33,246	$83,246
Cash payment to DOJ	—	(6,000)	(6,000)
Redemption of Discount Certificates	(724)	—	(724)
Amortization of discount	1,767	2,358	4,125
Loss on redemption of Discount Certificates	132	—	132

Balance at December 31, 2003	51,175	29,604	80,779
Cash payment to DOJ	—	(6,000)	(6,000)
Redemption of Discount Certificates	(4,823)	—	(4,823)
Amortization of discount	2,836	2,049	4,885
Loss on redemption of Discount Certificates	698	—	698

Balance at December 31, 2004	49,886	25,653	75,539
Cash payment to DOJ	—	(12,000)	(12,000)
Redemption of Discount Certificates	(6,214)	—	(6,214)
Amortization of discount	2,742	1,246	3,988
Loss on redemption of Discount Certificates	580	—	580

Balance at December 31, 2005	$46,994	$14,899	$61,893

Note R—Variable Interest Entity

      In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was originally issued in January 2003. FIN 46, as revised, requires that if an entity is the primary beneficiary of a variable interest entity (“VIE”), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity.

      The Company has concluded that an entity with whom its Finance segment has outstanding loans of approximately $3.7 million and to whom the Company provides management consulting services meets the definition of a VIE under FIN 46, as revised. As primary beneficiary of the VIE, the Company was required to consolidate the entity as part of the Auction segment beginning on March 31, 2004.

      The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity's net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company's consolidated assets as of December 31, 2005 and December 31, 2004 is inventory with a carrying value of approximately $4.7 million and $3.4 million, respectively. Such inventory consists entirely of artwork and is the collateral for the $3.7 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

      The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of September 30, 2005, the entity had total assets of $5.5 million, total liabilities of $4.7 million and capital of $0.8 million.

Note S—Employee Loans

      Prior to December 1995, the Company had two bank loan programs available to certain employees whereby a bank would directly lend money to certain officers and staff at favorable interest rates. The Company guaranteed all repayment obligations under these bank loan programs, and all loans were immediately repayable in the event an employee left the Company. Effective March 8, 2004, the entire $0.6 million of outstanding loans under these programs was sold and assigned to the Company. The amount of outstanding loans under this program was $0.2 million and $0.6 million at December 31, 2005 and December 31, 2004, respectively. The Company does not intend to grant any new loans to employees under this program in the future.

      (See Note F for the disclosure of employee loans made by the Company's Finance segment. Such loans are secured by works of art owned by the employees.)

Note T—Retention Costs

      In 2001 and 2002, the Company implemented retention programs that provided cash awards payable to certain key employees upon the fulfillment of full-time employment through certain dates. All amounts related to the retention programs were amortized over the corresponding contractual service periods. For the years ended December 31, 2004 and 2003, the Company recognized Retention Costs of $0.3 million and $8.5 million, respectively. The final cash payment of $0.4 million due under the retention programs was made in January 2004 and, as a result, the retention programs have concluded.

Note U—Restructuring Plans

      In the fourth quarter of 2002, management approved a restructuring plan impacting the Auction segment, as well as certain corporate departments (the “2002 Restructuring Plan”). The 2002 Restructuring Plan improved profitability through cost savings and other strategic actions. For the years ended December 31, 2004 and 2003, Net Restructuring Charges related to the 2002 Restructuring Plan totaled $0.1 million and $5.0 million, respectively, principally relating to severance benefit costs. During 2004, all remaining amounts due under the 2002 Restructuring Plan were paid out and the related restructuring liability was extinguished.

Note V—Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	(Thousands of dollars, except per share data)

Year ended December 31, 2005
Net Auction Sales (a)	$305,052	$838,747	$228,133	$989,898
Income Statement Data:
Auction and related revenues	$72,175	$175,558	$53,693	$200,604
License fee revenues	176	448	385	395
Other revenues	1,676	2,250	2,321	3,827

Total revenues	$74,027	$178,256	$56,399	$204,826

(Loss) income from continuing operations	$(9,743)	$42,480	$(21,219)	$51,651

Net (loss) income (b)	$(9,721)	$41,977	$(20,961)	$50,307

Basic and Diluted Earnings (Loss) Per Share:
Basic (loss) earnings from continuing operations	$(0.16)	$0.68	$(0.35)	$0.92

Basic (loss) earnings per share (b)	$(0.16)	$0.67	$(0.34)	$0.89

Diluted (loss) earnings from continuing operations	$(0.16)	$0.67	$(0.35)	$0.90

Diluted (loss) earnings per share (b)	$(0.16)	$0.66	$(0.34)	$0.87

Balance Sheet Data:
Shareholders' equity (c)	$224,825	$264,211	$69,818	$126,276

Year ended December 31, 2004
Net Auction Sales (a)	$200,806	$972,867	$167,217	$994,047
Income Statement Data:
Auction and related revenues	$58,853	$166,166	$42,606	$175,505
License fee revenues	45,000	—	—	745
Other revenues	1,573	2,599	1,656	2,017

Total revenues	$105,426	$168,765	$44,262	$178,267

Income (loss) from continuing operations	$13,488	$41,089	$(28,272)	$36,088

Net income (loss)	$36,720	$42,477	$(28,676)	$36,158

Basic and Diluted Earnings (Loss) Per Share:
Basic earnings (loss) from continuing operations	$0.22	$0.67	$(0.46)	$0.58

Basic earnings (loss) per share	$0.60	$0.69	$(0.46)	$0.58

Diluted earnings (loss) from continuing operations	$0.22	$0.66	$(0.46)	$0.57

Diluted earnings (loss) per share	$0.59	$0.68	$(0.46)	$0.57

Balance Sheet Data:
Shareholders' equity (d)	$161,568	$206,963	$184,467	$235,385

Legend:
(a)	Represents the hammer (sale) price of property sold at auction.

(b)	In the fourth quarter of 2005, the Company recorded the cumulative effect of a change in accounting principle of $1.1 million (net of taxes) related to the adoption of FIN No. 47 (see Note B).

(c)	The 2005 quarterly balances above of Shareholders' Equity have been restated to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses, which is recorded in Accumulated Other Comprehensive Income (Loss), a component of Shareholders' Equity. The restatement resulted in a reduction of deferred tax assets and a corresponding reduction in Shareholders' Equity of $2 million, $3.5 million and $4.3 million for the quarters ended March 31, 2005 (first quarter), June 30, 2005 (second quarter) and September 30, 2005 (third quarter), respectively. The original amounts reported for Shareholders' Equity for the quarters ended March 31, 2005 (first quarter), June 30, 2005 (second quarter) and September 30, 2005 (third quarter) were $226.8 million, $267.7 million and $74.1 million, respectively.

(d)	The 2004 quarterly balances above of Shareholders' Equity have been restated to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses, which is recorded in Accumulated Other Comprehensive Income (Loss), a component of Shareholders' Equity. The restatement resulted in a reduction of deferred tax assets and a corresponding reduction in Shareholders' Equity of $2.8 million, $3.7 million, $2.9 million and $0.5 million for the quarters ended March 31, 2004 (first quarter), June 30, 2004 (second quarter), September 30, 2004 (third quarter) and December 31, 2004 (fourth quarter), respectively. The original amounts reported for Shareholders' Equity for the quarters ended March 31, 2004 (first quarter), June 30, 2004 (second quarter), September 30, 2004 (third quarter) and December 31, 2004 (fourth quarter) were $164.4 million, $210.7 million, $187.4 million and $235.9 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      As of December 31, 2005, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2005.

Management's Report on Internal Control over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 and concluded that it is effective.

      The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting and management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and has expressed unqualified opinions in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SOTHEBY'S HOLDINGS, INC.
New York, New York

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Sotheby's Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated

March 16, 2006 expressed an unqualified opinion and includes an explanatory paragraph referring to the Company's adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143,” effective December 31, 2005, on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
New York, New York
March 16, 2006

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Information required by this item is incorporated herein by reference to the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2006 (the “Proxy Statement”) under the captions “Election of Directors,” “Management—Executive Officers,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” and “Section 16(a) Beneficial Ownership Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions “Compensation of Executive Officers” and “Compensation of Directors.” Notwithstanding anything to the contrary herein, the Audit Committee Report, the Compensation Committee Report and the Performance Graph in the Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the table and related text and footnotes appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions “Certain Compensation Arrangements,” “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption “Ratification of the Appointment of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)		—	The following consolidated financial statements and the related notes thereto of Sotheby's Holdings, Inc. and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Income Statements—Years ended December 31, 2005, 2004 and 2003; Consolidated Balance Sheets—December 31, 2005 and 2004; Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003; Consolidated Statements of Changes in Shareholders' Equity—Years ended December 31, 2005, 2004 and 2003.
15(a)(2)		—	The following is the consolidated financial statement schedule of Sotheby's Holdings, Inc. and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.
15(a)(3)
3.1		—	Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc., as amended, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-26008, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
3.2		—	Amended and Restated By-Laws of Sotheby's Holdings, Inc., as amended, through November 7, 2005, incorporated by reference to Exhibit 3.1 to the Company's Third Quarter Form 10-Q for 2005.
4.1		—	See Exhibits 3.1 and, 3.2.
4.2		—	Indenture, dated as of February 5, 1999, between Sotheby's Holdings, Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the Company's current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.
4.3		—	Fixed Rate Note, dated February 5, 1999, made by Sotheby's Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the Company's current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.
10.1	*	—	Sotheby's, Inc. 2005 Benefit Equalization Plan, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on December 15, 2004.
10.2	*	—	Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994, incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.3	*	—	Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.4	*	—	Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, as amended and restated on November 7, 2005, effective September 8, 2005.
10.5		—	Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company's current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
10.6		—	First Amendment to Agreement of Partnership, dated December 31, 2000, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

10.7		—	Second Amendment to Agreement of Partnership, dated December 15, 2001, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.8		—	Third Amendment to Agreement of Partnership, dated February 10, 2003, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10.9		—	Fourth Amendment to Agreement of Partnership, dated January 13, 2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.10		—	Fifth Amendment to Agreement of Partnership, dated December 8, 2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.11		—	Sixth Amendment to Agreement of Partnership, dated March 1, 2006, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc.
10.12	*	—	1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on March 14, 2005, effective May 4, 2005, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
10.13		—	Amended and Restated Credit Agreement dated as of November 14,, 2005, among Sotheby's Inc., as the Company, Sotheby's Holdings, Inc., as Holdings, Certain U.K. Subsidiaries of Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank N.A., as Syndication Agent and the Other Lenders Party Hereto, Banc of America Securities, LLC and LaSalle Bank N.A., as Joint Lead Arrangers and Joint Book Managers.
10.14		—	Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company's First Quarter Form 10-Q for 2003.
10.15		—	Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby's, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company's First Quarter Form 10-Q for 2003.
10.16	*	—	Employment Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht, incorporated by reference to Exhibit 99.1 to the Company's Third Quarter Form 10-Q for 2003.
10.17	*	—	First Amendment to Employment Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 12, 2004.
10.18	*	—	Second Amendment to Employment Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht.
10.19	*	—	Employment Agreement between Sotheby's Holdings, Inc. and William S. Sheridan, incorporated by reference to Exhibit 99.1 to the Company's Third Quarter Form 10-Q for 2003.
10.20	*	—	Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated April 29, 2003, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.21	*	—	First Amendment to Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated August 5, 2004, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2004.
10.22	*	—	Second Amendment to Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated November 7, 2005 and effective September 8, 2005.
10.23		—	Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby's Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on March 2, 2004.
10.24		—	Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby's Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed on March 2, 2004.
10.25		—	Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2005.
10.26		—	Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company's Second Quarter Form 10-Q for 2005.
10.27	*	—	Sotheby's Holdings, Inc Executive Bonus Plan, dated as of February 7, 2005 and effective January 1, 2005, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2005.
10.28		—	Transaction Agreement by and among Sotheby's Holdings, Inc., and The Investors, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2005.
21		—	Subsidiaries of the Registrant
23		—	Consent of Deloitte & Touche LLP
24		—	Powers of Attorney
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(15)(b)		—	On October 16, 2005, the Company filed a current report on Form 8-K under Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”
On November 10, 2005, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”
On November 16, 2005, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement.”

(15)(c)	—	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.
(15)(d)	—	The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).

* A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K

SCHEDULE II

SOTHEBY'S HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Column A	Column B	Column C		Column D	Column E
Description (a)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)

Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables (b):
2005 Allowance for doubtful accounts and credit losses	$7,931	$1,820	$156	$3,770	$6,137
2004 Allowance for doubtful accounts and credit losses	$7,548	$5,530	$—	$5,147	$7,931
2003 Allowance for doubtful accounts and credit losses	$9,242	$2,489	$594	$4,777	$7,548
Deferred tax assets:
2005 Valuation allowance	$33,762	$—	$—	$8,877	$24,885
2004 Valuation allowance	$34,493	$3,167	$—	$3,898	$33,762
2003 Valuation allowance	$37,240	$—	$—	$2,747	$34,493

(a)	The schedule above relates to the Company's continuing operations and excludes amounts related to the Company's discontinued real estate brokerage business (see Note D of Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”).

(b)	Consists of Accounts Receivable and Notes Receivables and Consignor Advances.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY'S HOLDINGS, INC.

	By:	/s/ WILLIAM F. RUPRECHT

Date: March 16, 2006		William F. Ruprecht President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL I. SOVERN* Michael I. Sovern	Chairman of the Board	March 16, 2006

/s/ DEVONSHIRE* Duke of Devonshire	Deputy Chairman of the Board	March 16, 2006

/s/ WILLIAM F. RUPRECHT William F. Ruprecht	President, Chief Executive Officer and Director	March 16, 2006

/s/ ROBIN G. WOODHEAD* Robin G. Woodhead	Executive Vice President and Director	March 16, 2006

/s/ BLAKENHAM* Michael Blakenham	Director	March 16, 2006

/s/ STEVEN B. DODGE* Steven B. Dodge	Director	March 16, 2006

/s/ ALLEN QUESTROM* Allen Questrom	Director	March 16, 2006

/s/ DONALD H. STEWART* Donald H. Stewart	Director	March 16, 2006

/s/ ROBERT S. TAUBMAN* Robert S. Taubman	Director	March 16, 2006

/s/ WILLIAM S. SHERIDAN William S. Sheridan	Executive Vice President and Chief Financial Officer	March 16, 2006

/s/ MICHAEL L. GILLIS Michael L. Gillis	Senior Vice President, Controller and Chief Accounting Officer	March 16, 2006

/s/ WILLIAM S. SHERIDAN *William S. Sheridan as Attorney-in-Fact		March 16, 2006

EXHIBIT INDEX

Exhibit No.			Description
3.1		—	Amended and Restated Articles of Incorporation of Sotheby's Holdings, Inc., as amended, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-26008, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
3.2		—	Amended and Restated By-Laws of Sotheby's Holdings, Inc., as amended, through November 7, 2005, incorporated by reference to Exhibit 3.1 to the Company's Third Quarter Form 10-Q for 2005.
4.1		—	See Exhibits 3.1 and 3.2.
4.2		—	Indenture, dated as of February 5, 1999, between Sotheby's Holdings, Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the Company's current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.
4.3		—	Fixed Rate Note, dated February 5, 1999, made by Sotheby's Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the Company's current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.
10	.1*	—	Sotheby's, Inc. 2005 Benefit Equalization Plan, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on December 15, 2004.
10	.2*	—	Sotheby's Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994, incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10	.3*	—	Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10	.4*	—	Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, as amended and restated on November 7, 2005, effective September 8, 2005.
10.5		—	Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company's current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.
10.6		—	First Amendment to Agreement of Partnership, dated December 31, 2000, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.7		—	Second Amendment to Agreement of Partnership, dated December 15, 2001, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.8		—	Third Amendment to Agreement of Partnership, dated February 10, 2003, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10.9		—	Fourth Amendment to Agreement of Partnership, dated January 13, 2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.10		—	Fifth Amendment to Agreement of Partnership, dated December 8, 2004, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10.11		—	Sixth Amendment to Agreement of Partnership, dated March 1, 2006, of Acquavella Modern Art, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc.
10	.12*	—	1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on March 14, 2005, effective May 4, 2005, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
10.13		—	Amended and Restated Credit Agreement dated as of November 14, 2005, among Sotheby's Inc., as the Company, Sotheby's Holdings, Inc., as Holdings, Certain U.K. Subsidiaries of Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank N.A., as Syndication Agent and the Other Lenders Party Hereto, Banc of America Securities, LLC and LaSalle Bank N.A., as Joint Lead Arrangers and Joint Book Managers.
10.14		—	Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company's First Quarter Form 10-Q for 2003.
10.15		—	Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby's, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company's First Quarter Form 10-Q for 2003.
10	.16*	—	Employment Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht, incorporated by reference to Exhibit 99.1 to the Company's Third Quarter Form 10-Q for 2003.
10	.17*	—	First Amendment to Employment Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 12, 2004.
10	.18*	—	Second Amendment to Employment Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht.
10	.19*	—	Employment Agreement between Sotheby's Holdings, Inc. and William S. Sheridan, incorporated by reference to Exhibit 99.1 to the Company's Third Quarter Form 10-Q for 2003.
10	.20*	—	Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated April 29, 2003, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
10	.21*	—	First Amendment to Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated August 5, 2004, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2004.
10	.22*	—	Second Amendment to Sotheby's Holdings, Inc. 2003 Restricted Stock Plan, dated November 7, 2005 and effective September 8, 2005.
10.23		—	Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby's Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on March 2, 2004.
10.24		—	Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby's Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed on March 2, 2004.

10.25		—	Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2005.
10.26		—	Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company's Second Quarter Form 10-Q for 2005.
10	.27*	—	Sotheby's Holdings, Inc Executive Bonus Plan, dated as of February 7, 2005 and effective January 1, 2005, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2005.
10.28		—	Transaction Agreement by and among Sotheby's Holdings, Inc., and The Investors, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2005.
21		—	Subsidiaries of the Registrant
23		—	Consent of Deloitte & Touche LLP
24		—	Powers of Attorney
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K