Form 10-Q
period 2006-03-31
SOTHEBYS HOLDINGS INC
filed 2006-05-09
CIK 823094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of April 30, 2006, there were outstanding 60,447,472 shares of Class A Limited Voting Common Stock, par value $0.10 per share, and no shares of Class B Common Stock, par value $0.10 per share, of the registrant.

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION

PAGE
Item 1.	Financial Statements:

Consolidated Income Statements for the Three Months Ended March 31, 2006 and 2005	3

Consolidated Balance Sheets as of March 31, 2006,
December 31, 2005 and March 31, 2005	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors

Item 6.	Exhibits and Reports on Form 8-K	39

SIGNATURE	40

EXHIBIT INDEX	41

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Auction and related revenues	$91,724	$72,175
Finance revenues	3,432	1,208
License fee revenues	470	176
Other revenues	378	468

Total revenues	96,004	74,027

Expenses:
Direct costs of services	12,882	10,229
Salaries and related costs	43,970	39,519
General and administrative expenses	32,029	27,184
Depreciation and amortization expense	5,370	5,646

Total expenses	94,251	82,578

Operating income (loss)	1,753	(8,551)
Interest income	519	1,609
Interest expense	(8,530)	(8,142)
Other income	246	5

Loss from continuing operations before taxes	(6,012)	(15,079)
Equity in earnings of investees, net of taxes	107	349
Income tax benefit	(2,002)	(4,987)

Loss from continuing operations	(3,903)	(9,743)

Discontinued operations:
(Loss) income from discontinued operations before taxes	(115)	44
Income tax (benefit) expense	(41)	22

(Loss) income from discontinued operations	(74)	22

Net loss	($ 3,977)	($ 9,721)

Basic and diluted loss per share:
Loss from continuing operations	($ 0.07)	($ 0.16)
(Loss) earnings from discontinued operations	(0.00)	0.00

Basic and diluted loss per share	($ 0.07)	($ 0.16)

Basic and diluted weighted average shares outstanding	57,119	62,594

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

..
	March 31, 2006 (UNAUDITED)	December 31, 2005	March 31, 2005 (UNAUDITED)
A S S E T S
Current Assets:
Cash and cash equivalents	$19,804	$124,956	$109,315
Restricted cash	6,819	7,679	8,655
Short-term investments	—	—	40,000
Accounts receivable, net of allowance for doubtful accounts of $6,210, $5,345 and $5,928	289,082	354,741	141,863
Notes receivable and consignor advances, net of allowance for credit losses of $962, $792 and $1,847	103,101	85,272	58,879
Inventory	38,824	45,087	34,447
Deferred income taxes	15,510	15,055	—
Income tax receivable	2,101	—	—
Prepaid expenses and other current assets	54,566	54,166	45,901

Total Current Assets	529,807	686,956	439,060

Non-Current Assets:
Notes receivable	64,347	56,678	24,054
Fixed assets, net of accumulated depreciation and amortization of $137,539, $135,651and $124,860	221,957	225,434	233,132
Goodwill	13,492	13,447	13,639
Investments	26,047	25,871	26,533
Deferred income taxes	52,755	46,033	78,091
Other assets	6,294	6,333	3,546

Total Assets	$914,699	$1,060,752	$818,055

L I A B I L I T I E S A N D S H A R E H O L D E R S ' E Q U I T Y
Current Liabilities:
Due to consignors	$201,373	$376,079	$135,499
Accounts payable and accrued liabilities	79,993	131,354	69,349
Deferred revenues	5,585	5,186	4,564
Accrued income taxes	2,003	8,918	4,062
Deferred income taxes	—	42	6,184
York Property capital lease obligation	1,498	1,438	424
Deferred gain on sale of York Property	1,129	1,129	1,129
Settlement liabilities	6,400	21,099	17,817

Total Current Liabilities	297,981	545,245	239,028

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $277, $299 and $362	99,723	99,701	99,638
Credit facility borrowings	94,844	34,542	—
Settlement liabilities	40,080	40,794	45,846
York Property capital lease obligation	170,214	170,606	171,715
Deferred gain on sale of York Property	17,963	18,245	19,092
Other liabilities	27,368	25,343	17,911

Total Liabilities	748,173	934,476	593,230

Commitments and contingencies (see Note 8)

Shareholders' Equity:
Common Stock, $0.10 par value	6,012	5,777	6,413
Authorized shares—125,000,000 of Class A and 75,000,000 of Class B,
Issued and outstanding shares—60,193,848, 57,847,878 and 46,273,447 of
Class A at March 31, 2006, December 31, 2005 and March 31, 2005,
respectively, and 17,884,717 of Class B at March 31, 2005
Additional paid-in capital	104,716	69,808	235,957
Retained earnings (deficit)	65,764	69,741	(1,582)
Deferred compensation expense	—	(7,876)	(12,715)
Accumulated other comprehensive loss	(9,966)	(11,174)	(3,248)

Total Shareholders' Equity	166,526	126,276	224,825

Total Liabilities and Shareholders' Equity	$914,699	$1,060,752	$818,055

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousand of dollars)

	Three Months Ended
	March 31, 2006	March 31, 2005
Operating Activities:
Net loss*	($ 3,977)	($ 9,721)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	5,370	5,646
Equity in earnings of investees	(107)	(349)
Deferred income tax benefit	(1,443)	(5,106)
Stock compensation expense	2,783	2,462
Impact of consolidating variable interest entity	78	595
Defined benefit pension expense	1,578	1,333
Asset provisions	1,530	1,298
Amortization of discount related to antitrust matters	753	1,060
Excess tax benefits from stock-based compensation	(5,961)	—
Other	314	247
Changes in assets and liabilities:
Decrease in accounts receivable	66,747	268,200
Decrease (increase) in inventory	5,351	(2,874)
(Increase) decrease in prepaid expenses and other current assets	(1,428)	13,835
(Increase) decrease in other long-term assets	(97)	60
Funding of settlement liabilities	(16,250)	(13,059)
Decrease in due to consignors	(171,583)	(335,945)
Increase in income tax receivable and deferred income tax assets	(2,089)	—
Decrease in accrued income taxes and deferred income tax liabilities	(6,548)	(7,295)
Decrease in accounts payable and accrued liabilities and other liabilities	(53,897)	(42,108)

Net cash used by operating activities	(178,876)	(121,721)

Investing Activities:
Funding of notes receivable and consignor advances	(50,883)	(22,291)
Collections of notes receivable and consignor advances	25,999	29,954
Purchases of short-term investments	—	(115,475)
Proceeds from maturities of short-term investments	—	185,475
Capital expenditures	(2,280)	(2,483)
Distributions from equity investees	—	2,348
Decrease in restricted cash	1,159	4,043

Net cash (used) provided by investing activities	(26,005)	81,571

Financing Activities:
Proceeds from revolving credit facility borrowings	189,644	—
Repayments of revolving credit facility borrowings	(129,959)	—
Decrease in York Property capital lease obligation	(331)	(30)
Proceeds from exercise of employee stock options	34,004	2,625
Excess tax benefits from stock-based compensation	5,961	—

Net cash provided by financing activities	99,319	2,595

Effect of exchange rate changes on cash and cash equivalents	410	(153)
Decrease in cash and cash equivalents	(105,152)	(37,708)
Cash and cash equivalents at beginning of period	124,956	147,023

Cash and cash equivalents at end of period	$19,804	$109,315

*Net (loss) income from discontinued operations included in consolidated net loss	($ 74)	$22

See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The Consolidated Financial Statements included herein have been prepared by Sotheby's Holdings, Inc. (together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

The March 31, 2005 balances of Shareholders’ Equity and deferred tax assets have been restated to $224.8 million and $78.1 million, respectively, to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses, which is recorded in Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. The restatement resulted in a reduction of deferred tax assets and a corresponding reduction in Shareholders’ Equity of $2 million as of March 31, 2005. The original amounts reported for Shareholders' Equity and deferred tax assets as of March 31, 2005 was $226.8 million and $80 million, respectively. Accordingly, the Company’s comprehensive loss for the three months ended March 31, 2005 has also been restated to $14 million to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses. The restatement resulted in an increase in comprehensive loss of $1.4 million for the three months ended March 31, 2005. The original amount reported for comprehensive loss was $12.6 million for the three months ended March 31, 2005. (See Note 11.)

Certain amounts in the Consolidated Statement of Cash Flows for the three months ended March 31, 2005 have been reclassified to present separately the impact of consolidating the assets and liabilities of a variable interest entity within net cash used by operating activities.

In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements included herein have been made.

2.	Seasonality of Business

The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment typically reflect lower Aggregate Auction Sales (as defined below) when compared to the second and fourth quarters and, accordingly, a net loss due to the fixed nature of many of the Company’s operating expenses. “Aggregate Auction Sales” represents the hammer price of property sold at auction by the Company plus buyer’s premium.

The table below demonstrates that approximately 80% of the Company’s Aggregate Auction Sales occur during the second and fourth quarters of the year.

	Percentage of Annual Aggregate Auction Sales
	2005	2004	2003
January - March	13%	9%	12%
April - June	35%	41%	34%
July - September	10%	7%	7%
October - December	42%	43%	47%
	100%	100%	100%

3.	Segment Reporting

The Company’s continuing operations are organized under two business segments – Auction and Finance. The Auction segment is an aggregation of operations in North America, Europe and Asia as they have similar economic characteristics and they are similar in service, customers and the way in which the service is provided. The Company’s discontinued real estate brokerage business, which comprised its former Real Estate segment, is not included in this presentation. (See Note 15 for further information on discontinued operations.)

The table below presents the Company’s revenues from continuing operations by operating segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars)
Auction	$91,724	$72,175
Finance	3,432	1,208
All Other	848	644
Total revenues from continuing operations	$96,004	$74,027

The table below presents loss before taxes for the Company’s operating segments, as well as a reconciliation of segment loss before taxes to Loss from Continuing Operations Before Taxes for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars)
Auction	($ 4,811)	($ 12,662)
Finance	140	(622)
All Other	444	51
Segment loss before taxes	(4,227)	(13,233)
Unallocated amounts and reconciling items:
Antitrust related expenses	(856)	(249)
Amortization of interest related to Antitrust matters (see Note 10)	(753)	(1,060)
Equity in earnings of investees*	(176)	(537)
Loss from continuing operations before taxes	$(6,012)	$(15,079)

*

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in loss before taxes for the Auction segment, but are presented net of taxes below Loss from Continuing Operations Before Taxes in the Consolidated Income Statements.

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2006, December 31, 2005 and March 31, 2005:

	March 31, 2006	December 31, 2005	March 31, 2005
	(Thousands of dollars)
Auction	$693,711	$850,978	$659,896
Finance	150,342	148,576	78,172
All Other	280	110	1,896
Total segment assets	844,333	999,664	739,964
Unallocated amounts:
Deferred tax assets and income taxes receivable	70,366	61,088	78,091
Consolidated Assets	$914,699	$1,060,752	$818,055

4.	Notes Receivable and Consignor Advances

The Company’s Finance segment provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company’s general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of March 31, 2006, such loans totaled $18.8 million and represented 11% of net Notes Receivable and Consignor Advances. The property related to such loans had a pre-sale low auction estimate of approximately $32.1 million. Furthermore, the Company’s loans are predominantly variable interest rate loans.

The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $0.4 million, $0.6 million and $5.7 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold by the dealer or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment within Finance Revenues, while the Company’s share of any profit or loss is reflected in the results of the Auction segment within Auction and Related Revenues. The total of all such unsecured loans was $0.1 million, $0.3 million and $5 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At March 31, 2006, two term loans issued to the same borrower, totaling $51.5 million, comprised in the aggregate approximately 31% of the net Notes Receivable and Consignor Advances balance.

As of March 31, 2006, December 31, 2005 and March 31, 2005, Notes Receivable and Consignor Advances consist of the following:

	March 31, 2006	December 31, 2005	March 31, 2005
		(Thousands of dollars)
Current:
Consignor advances	$37,938	$21,596	$34,670
Term loans	66,125	64,468	26,056
Sub-total	104,063	86,064	60,726
Non-current:
Consignor advances	1,149	1,925	2,760
Term loans	63,198	54,753	21,294
Sub-total	64,347	56,678	24,054

Notes receivable and consignor advances	168,410	142,742	84,780
Allowance for credit losses	(962)	(792)	(1,847)
Notes receivables and consignor advances (net)	$167,448	$141,950	$82,933

The weighted average interest rates charged on Notes Receivable and Consignor Advances were 8.6% and 5.9% for the three months ended March 31, 2006 and 2005, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars)
Allowance for credit losses at January 1	$792	$1,759
Change in loan loss provision	237	100
Write-offs	(69)	—
Foreign currency exchange rate changes	2	(12)
Allowance for credit losses at March 31	$962	$1,847

5.	Goodwill

Goodwill is entirely attributable to the Auction segment. For the three months ended March 31, 2006 and 2005, changes in the carrying value of Goodwill were as follows:

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars)
Balance as of January 1	$13,447	$13,753
Foreign currency exchange rate changes	45	(114)
Balance as of March 31	$13,492	$13,639

6.	Credit Arrangements

Bank Credit Facilities—On September 7, 2005, in connection with the Transaction discussed in Note 16 below, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement provides for borrowings of up to $250 million through a revolving credit facility. The Company expects to receive commitments from the existing syndicate of lenders for up to an additional $50 million and to close on such commitments by the end of May 2006.

The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the U.K. (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, unamortized debt discount and eligible loans). As of March 31, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $121.7 million, consisting of a borrowing base of $216.5 million less $94.8 million in borrowings outstanding on that date. Such outstanding borrowings are classified as long-term liabilities in the Consolidated Balance Sheet as of March 31, 2006. As of April 30, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $185 million, consisting of a borrowing base of $250 million less $65 million in borrowings outstanding on that date.

The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 (as discussed in more detail below) are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise, the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008.

Borrowings under the BofA Credit Agreement were used to finance in part the Transaction and related expenses and are also available to provide ongoing working capital and for other general corporate purposes of the Company. The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

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

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three months ended March 31, 2006, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 6.6%. For the three months ended March 31, 2005, the Company had no outstanding borrowings under its previous revolving credit facility.

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

As of March 31, 2006, aggregate future principal and interest payments due under the Notes are as follows (in thousands):

April 1, 2006 to March 31, 2007	$6,875
April 1, 2007 to March 31, 2008	6,875
April 1, 2008 to February 1, 2009	106,302
Total future principal and interest payments	$120,052

Interest Expense—For the three months ended March 31, 2006 and 2005, interest expense related to the Company’s continuing operations consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars)
Credit Facility Borrowings:
Interest expense on outstanding borrowings	$846	$—
Amortization of amendment and arrangement fees	138	250
Commitment fees	174	250
Sub-total	1,158	500
Interest expense on York Property capital lease obligation	4,468	4,476
Interest expense on long-term debt	1,741	1,739
Amortization of discount - DOJ antitrust fine (see Note 10)	101	364
Amortization of discount - Discount Certificates (see Note 10)	652	696
Other interest expense	410	367
Total	$8,530	$8,142

Other interest expense principally relates to interest accrued on the obligations under the Sotheby’s, Inc. Benefit Equalization Plan and its successor, the Sotheby’s, Inc. 2005 Benefit Equalization Plan, which are unfunded deferred compensation plans available to certain U.S. officers of the Company whose contributions to the Sotheby’s, Inc. Retirement Savings Plan are limited by Internal Revenue Service regulations.

7.	Defined Benefit Pension Plan

The Company contributes to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Pension Plan”). In 2006, the Company expects to contribute approximately $3 million to the U.K. Pension Plan. For the three months ended March 31, 2006 and 2005, the components of net periodic pension cost related to the U.K. Pension Plan were:

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars)

Service cost	$1,586	$1,629
Interest cost	3,061	3,252
Expected return on plan assets	(3,946)	(4,158)
Amortization of prior service cost	64	69
Amortization of actuarial loss	813	541
Net periodic pension cost	$1,578	$1,333

8.	Commitments and Contingencies

Employment Arrangements— The Company has employment arrangements with a number of key employees, which expire at various points between June 2006 and March 2011. Such arrangements provide, among other benefits, for minimum salary levels, incentive bonuses which are payable only if specified Company and individual goals are attained and annual equity grants. Additionally, certain of these arrangements provide for severance payments and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses and equity grants, was approximately $7.6 million as of April 30, 2006.

Lending Commitments—In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $31.5 million at March 31, 2006.

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

On March 10, 2003, the Company and Christie’s agreed to each pay $20 million to settle litigation, which alleged violations of the Federal antitrust laws and international law on behalf of purchasers and sellers in auctions conducted outside the U.S. (the “International Antitrust Litigation”), and thereafter, the Company deposited $20 million into an escrow account for the benefit of the members of the class of plaintiffs. The settlement agreement for the International Antitrust Litigation provides that if, as of June 7, 2006, there are any remaining settlement funds following the payment of all submitted claims, the Company and Christie’s will be reimbursed for the administration costs incurred in distributing the settlement funds. During the period 2003 to 2005, the Company incurred approximately $2 million of such costs. Based on the level of claims submitted to date, the Company believes that it will receive reimbursement for a substantial portion of such costs in the second half of 2006.

Acquavella Modern Art—On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation (“Matisse”) for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the “Matisse Inventory”). Upon consummation of the purchase, the Company entered into an agreement with Acquavella Contemporary Art, Inc. (“ACA”) to form Acquavella Modern Art (“AMA”), a partnership through which the Matisse Inventory would be sold. The Company contributed the Matisse Inventory to AMA in exchange for a 50% interest in the partnership.

Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At March 31, 2006, the carrying value of this inventory was $71.1 million. To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of March 31, 2006 and 2005, no such amounts were outstanding.

(See Notes 6 and 9 for other commitments. See Notes 9 and 10 for other contingencies.)

9.	Auction Guarantees

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

As of March 31, 2006, the Company had outstanding auction guarantees totaling $159 million, the property relating to which had a mid-estimate sales price (1) of $175.2 million. The Company’s financial exposure under these auction guarantees is reduced by $8.3 million as a result of sharing arrangements with unaffiliated partners. Substantially all of the property related to such auction guarantees is being offered at auctions during the second quarter of 2006. As of March 31, 2006, $27.1 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note 4). As of March 31, 2006, December 31, 2005 and March 31, 2005, the carrying amount of the liability related to the Company’s auction guarantees was approximately $1.8 million, $0.3 million and $0.5 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

As of May 5, 2006, the Company had outstanding auction guarantees totaling $185.9 million, the property relating to which had a mid-estimate sales price (1) of $217.8 million. The Company's financial exposure under the auction guarantees is reduced by $7.8 million as a result of sharing arrangements with unaffiliated partners. Substantially all of the property related to such auction guarantees is being offered at auctions throughout 2006. As of May 5, 2006, $102.5 million of the guaranteed amount had been advanced by the Company and will be recorded within Notes Receivable and Consignor Advances.

(1) The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

10.	Settlement Liabilities

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

In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company issued to the class of plaintiff’s vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of March 31, 2006, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $49.5 million and the carrying value of such Discount Certificates reflected in the Consolidated Balance Sheets was approximately $46.5 million.

As of March 31, 2006, December 31, 2005 and March 31, 2005, Settlement Liabilities consisted of the following:

	March 31, 2006	December 31, 2005	March 31, 2005
Current:	(Thousands of dollars)
Discount Certificates (net)	$6,400	$6,200	$3,800
DOJ antitrust fine (net)	—	14,899	14,017
Sub-total	6,400	21,099	17,817

Long-term:
Discount Certificates (net)	40,080	40,794	45,846
Total	$46,480	$61,893	$63,663

The current portion of the liability for the Discount Certificates represents management’s estimate of redemptions expected during the twelve-month period after the balance sheet date and is based on an analysis of historical redemption activity.

During the period January 1, 2006 to March 31, 2006, amounts charged to and cash payments made against Settlement Liabilities with respect to the Discount Certificates and the DOJ antitrust fine were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)
Settlement Liabilities as of January 1, 2006	$46,994	$14,899	$61,893
Cash payment to DOJ	—	(15,000)	(15,000)
Redemption of Discount Certificates	(1,250)	—	(1,250)
Amortization of discount	652	101	753
Loss on redemption of Discount Certificates	84	—	84
Settlement Liabilities as of March 31, 2006	$46,480	$—	$46,480

11.	Comprehensive Loss

The Company’s comprehensive loss includes the net loss for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three months ended March 31, 2006 and 2005, comprehensive loss is as follows:

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars)
Net loss	($ 3,977)	($ 9,721)
Other comprehensive income (loss)	1,208	(4,337)
Comprehensive loss	($ 2,769)	($ 14,058)

12.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock option awards to employees. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company applied APB No. 25 to account for its stock-based awards. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options issued to employees under its stock option plans. As such, the Company generally only recorded stock-based compensation expense for restricted stock, which amounted to $2.5 million in the first quarter of 2005. With the adoption of SFAS No. 123R, the Company recorded stock compensation expense for the cost of stock options and restricted stock in the first quarter of 2006 of $2.8 million ($1.8 million after tax or $0.03 per basic and diluted share).

The following table details the effect on net loss and loss per share had compensation expense for all employee share-based awards been recorded in the first quarter of 2005 based on the fair value method under SFAS No. 123. The reported and pro forma net loss and loss per share for the first quarter of 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for the first quarter of 2006 are included in the table below only to provide the detail for a comparative presentation to the first quarter of 2005.

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars, except per share data)
Net loss, as reported	($3,977)	($9,721)
Add: Stock-based employee compensation
expense included in reported net loss, net of tax effects	1,848	1,648
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of related
tax effects	(1,848)	(2,019)
Pro forma net loss	($3,977)	($10,092)
Loss per share:
Basic and diluted loss per share, as reported	($0.07)	($0.16)
Basic and diluted loss per share, pro forma	($0.07)	($0.16)

In recent years, the Company’s equity compensation strategy has evolved towards a preference for restricted stock as opposed to stock options. This evolution has resulted in stock compensation expense that is predominantly composed of costs related to the issuance of restricted stock.

In the first quarter of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.6 million ($0.4 million after tax or slightly less than $0.01 per basic and diluted share) for the cost of stock options related to the Sotheby’s Holdings, Inc. 1997 Stock Option Plan (the “1997 Stock Option Plan”) that otherwise would not have been recognized. Stock-based compensation expense for the cost of restricted stock of $2.2 million ($1.4 million after tax or $0.03 per basic and diluted share) would have been recognized in 2006 regardless of the adoption of SFAS No. 123R. In addition, in connection with the adoption of SFAS No. 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first quarter of 2006 by approximately $6 million related to the classification of excess tax benefits from stock-based payment arrangements.

Stock Options—Stock options issued pursuant to the 1997 Stock Option Plan are exercisable into authorized but unissued shares of the Company’s Class A Common Stock (the “Class A Stock”). Stock options are granted with an exercise price equal to or greater than fair market value at the date of grant and generally expire ten years after the date of grant. Stock options granted pursuant to the 1997 Stock Option Plan, generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options granted on or after April 29, 1997 vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). As of March 31, 2006, the number of shares of Class A Stock authorized for issuance under the 1997 Stock Option Plan was 14.9 million shares. In March 2006, the Compensation Committee approved an amendment to the 1997 Stock Option Plan whereby the maximum amount of shares reserved for issuance under this plan was reduced by approximately 7 million shares to 7.9 million shares. This amendment is consistent with the evolution of the Company’s equity compensation strategy towards a preference for restricted stock as opposed to stock options and was made in conjunction with and subject to shareholder approval of a 4.5 million increase in the number of shares of Class A Stock authorized for issuance under the Sotheby's Holdings, Inc. 2003 Restricted Stock Plan (the “Restricted Stock Plan”). On May 8, 2006, the Amended and Restated Restricted Stock Plan was approved.

(See “Restricted Stock” for a more detailed discussion of the Restricted Stock Plan.)

In January 2002, the Company granted 1.6 million stock options pursuant to the 1997 Stock Option Plan which were due to vest on the earlier of one year from the date of grant or on the day after the market price of the Class A Stock closed at or above $30 per share for ten consecutive trading days. These stock options vested in January 2003 as the market price of the Class A Common Stock did not close at or above $30 per share for ten consecutive trading days during the one-year period after the date of grant. Such options will expire on the earlier of five years after the date of grant or six months after the market price of the Class A Stock closes at or above $30 per share for ten consecutive trading days.

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

Included in the Company's stock compensation expense in the first quarter of 2006 is the cost related to the unvested portion of the stock options granted in 2001 and from 2003 to 2005. The stock options granted before 2001 and those granted in 2002 were fully vested as of the beginning of 2006. No stock options were granted in the first quarter of 2006.

The fair value of stock options granted in 2005 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the 2005 grants was estimated using historical exercise behavior taking into consideration the shorter-than-normal vesting period. Expected volatility was based on historical volatility for a period approximately equal to the stock option's expected life. No dividend yield was factored into the Black-Scholes valuation for the 2005 grant due to the fact that the Company has not declared a dividend since 1999.

Dividend yield	—
Expected volatility	44.0%
Risk-free rate of return	3.9%
Expected life	4.5 years

Changes in the number of stock options outstanding during the first quarter of 2006 were as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2006	6,172	$16.51
Options canceled	(1)	$37.94
Options expired	(2)	$14.75
Options exercised	(2,190)	$17.12
Balance at March 31, 2006	3,979	$16.17
Options Exercisable at March 31, 2006	3,130	$17.45

The total intrinsic value for stock options exercised during the three months ended March 31, 2006 and 2005 was approximately $13.9 million and $1.2 million, respectively. The weighted-average grant date fair value for the stock options granted in 2005 was $6.03.

The following table summarizes additional information about stock options outstanding as of March 31, 2006 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding	3,979	4.5 years	$ 47,866

Options Exercisable	3,130	3.6 years	$ 33,698

In the first quarter of 2006, the amount of cash received from the exercise of stock options was approximately $34 million and the related tax benefit was $4.4 million.

Restricted Stock—The Restricted Stock Plan provides for the issuance of restricted shares of Class A Stock to eligible employees, as determined by the Compensation Committee. Restricted Stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Holdings, Inc. Executive Bonus Plan and certain employment agreements vest over a shorter period. Prior to vesting, the participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. As of March 31, 2006, the maximum amount of restricted stock which may be issued from the Company’s authorized but unissued or reacquired shares of Class A Stock was 2 million shares, including 1.7 million shares that had already been issued and 0.3 million shares available for future grants. On May 8, 2006, the Company’s shareholders approved an amendment to the Restricted Stock Plan whereby the maximum amount of restricted stock that may be issued under the Amended and Restated Restricted Stock Plan was increased by 4.5 million shares to 6.5 million shares, including 1.7 million shares that had already been issued and 4.8 million shares available for future grants.

For financial statement purposes, the fair value of restricted stock is calculated based upon the closing stock price on the business day before the grant date. Included in the Company's stock compensation expense in the first quarter of 2006 are costs related to restricted stock granted from 2003 to 2005, as well as costs associated with 201,621 restricted shares granted in February 2006 in conjunction with the Company’s Executive Bonus Plan.

On April 1, 2006, in an effort to encourage and reward the growth of the Company and the creation of shareholder value, the Company agreed to grant William F. Ruprecht, the Company’s President and Chief Executive Officer, a one time award of 300,000 shares of restricted stock that will only vest and create value for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain objective performance and market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income. As he has in the past three years under his previous employment agreement, Mr. Ruprecht received a 2006 equity award of restricted shares of stock. This award of 78,785 restricted stock shares, which was received on March 31, 2006, had a fair market value equal to $2,050,000 on the date of grant and will vest in equal annual installments over four years. Mr. Ruprecht is no longer eligible to participate in the Company’s Executive Bonus Plan, but instead, beginning in 2007, will be entitled to a restricted stock grant in each year, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the value of which will be determined based on the extent to which the performance criteria for the Executive Bonus Plan have been satisfied.

Changes in the number of outstanding restricted stock shares during the first quarter of 2006 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	1,356	$13.73
Restricted shares granted	280	$21.89

Restricted shares vested	(319)	$13.94

Balance at March 31, 2006	1,317	$15.42

The total fair value of restricted stock shares that vested during the three months ended March 31, 2006 and 2005 was $8.6 million and $4.3 million, respectively, based on the closing stock price on the date the shares vested.

Under the provisions of SFAS No. 123R, the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as stock compensation expense is recognized, at the date restricted stock is granted is no longer required. Therefore, in the first quarter of 2006, the amount that had been in Deferred Compensation was eliminated against Additional Paid-in Capital in the Company's Consolidated Balance Sheets.

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of the Company's stock-based compensation was approximately $12.9 million and is expected to be recognized over a weighted-average period of approximately 2 years.

13.	Variable Interest Entity

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

The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of March 31, 2006 is inventory with a carrying value of approximately $4.6 million. Such inventory consists entirely of artwork and is the collateral for the $3.7 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of December 31, 2005, the entity had total assets of $5.5 million, total liabilities of $4.7 million and capital of $0.8 million.

14.	Derivative Instruments

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

The forward exchange contracts entered into by the Company are used mostly as economic cash flow hedges of the Company's exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company's forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.”

As of March 31, 2006 and December 31, 2005, the Consolidated Balance Sheets included assets of $0.2 million and $0.1 million, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates. As of March 31, 2005, the Consolidated Balance Sheets included a liability of $0.5 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company's outstanding forward exchange contracts on that date.

15.	Discontinued Operations

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

Also in conjunction with the sale, Cendant received options to acquire most of the other non-U.S. offices of the Company’s real estate brokerage business and to expand the Cendant License Agreement to cover the related trademarks in other countries outside the U.S., excluding Australia and New Zealand (the “International Options”). The International Options were exercised by Cendant and the Cendant License Agreement was amended to cover New Zealand during 2004. As a result, such operations qualified for treatment as discontinued operations in the Consolidated Income Statements in 2004.

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

The following is a summary of the results of the Company’s discontinued operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Thousands of dollars)
Revenues	$11	$400
Expenses	126	356
(Loss) income from discontinued
operations before taxes	(115)	44
Income tax (benefit) expense	(41)	22

(Loss) income from
discontinued operations	$(74)	$22

16.	Recapitalization

On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”) with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company’s largest shareholders, holding in the aggregate 14,034,158 shares of the Company’s Class B Common Stock (the “Class B Stock”), which represented approximately 62.4% of the aggregate voting power of the Company’s capital stock. Pursuant to the Agreement, the Company in effect exchanged all 14,034,158 shares of Class B Stock owned by the Shareholders for $168,409,896 in cash and 7.1 million shares of the Company’s Class A Stock, (such exchange, the “Transaction”).

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

As a result of the Transaction, the dual class super-voting share structure that had been in place since the Company’s initial public offering in 1988 was eliminated, allowing for a corporate governance structure that is more consistent with the best practices of public companies.

17.	Subsequent Event

On May 8, 2006, at the 2006 Annual Meeting of Shareholders, the Company’s shareholders approved a proposal to reincorporate the Company in the State of Delaware. The reincorporation, which will be completed as soon as practicable, will be accomplished by merging the Company into a newly-formed, wholly-owned subsidiary of the Company organized under the laws of the State of Delaware. Upon completion of the reincorporation, the Company will cease to exist as a separate corporate entity and the surviving corporation, which will be named Sotheby's, will succeed to all of the Company's rights, assets, liabilities and obligations and continue to operate the business of the Company. The reincorporation will be accounted for as a reverse merger whereby, for accounting purposes, the Company will be considered the acquiror and the surviving corporation will be treated as the successor to the historical operations of the Company. Accordingly, the historical financial statements of the Company, which the Company previously reported to the SEC on Forms 10-K and 10-Q, among other forms, would be treated as the financial statements of the surviving corporation.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment typically reflect lower Net Auction Sales (as defined below under “Key Performance Indicators”) when compared to the second and fourth quarters and, accordingly, a loss from continuing operations due to the fixed nature of many of the Company’s operating expenses. (See Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Use of Non-GAAP Financial Measures

GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. When significant, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are presented on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates from the prior year. Management believes that excluding the impact of significant changes in foreign currency exchange rates when comparing current year results to the prior year provides a more meaningful discussion and analysis of fluctuations in the Company’s operating results. Management also utilizes this non-GAAP financial measure in analyzing its operating results. A reconciliation of each of the non-GAAP financial measures used in this Form 10-Q to the most directly comparable GAAP measures is provided in the appropriate sections of MD&A below.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Note 3 (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

As a result of the seasonality of the Auction segment’s business, first quarter results typically reflect a loss from continuing operations. Accordingly, in the first quarter of 2006, the Company reported a loss from continuing operations of ($3.9) million. However, the Company’s first quarter loss in 2006 was 60% lower than the prior year reflecting the continuing strength of the international art market as Net Auction Sales and Private Sales (both defined below under “Key Performance Indicators”) increased 45% and 87%, respectively. The higher level of sale activity during the first quarter of 2006 resulted in a $13.9 million, or 23%, increase in auction commission revenues and a $2.5 million, or 49%, increase in private sale commissions. Also contributing to the improvement versus the prior year is a $2.2 million increase in Finance revenues principally resulting from a higher level of client loans during the period.In the first quarter of 2006, total revenues increased $22 million, or 30%, when compared to the prior year. This higher level of revenues was partially offset by an $11.7 million, or 14%, increase in expenses due to higher levels of direct costs, salaries and related costs and general and administrative expenses. A more detailed discussion of each of the significant factors impacting the Company’s results from continuing operations for the three months ended March 31, 2006 is provided below.

The Company’s results from continuing operations for the three months ended March 31, 2006 and 2005 are summarized below (in thousands of dollars):

			Favorable / (Unfavorable)
	2006	2005	$ Change	% Change

Three months ended March 31
Revenues:
Auction and related revenues	$91,724	$72,175	$19,549	27.1%
Finance revenues	3,432	1,208	2,224	*
License fee revenues	470	176	294	*
Other revenues	378	468	(90)	(19.2%	)
Total revenues	96,004	74,027	21,977	29.7%

Expenses	94,251	82,578	(11,673)	(14.1%	)

Operating income (loss)	1,753	(8,551)	10,304	*
Net interest expense	(8,011)	(6,533)	(1,478)	(22.6%	)
Other income	246	5	241	*

Loss from continuing operations before taxes	(6,012)	(15,079)	9,067	60.1%
Equity in earnings of investees, net of taxes	107	349	(242)	(69.3%	)
Income tax benefit	(2,002)	(4,987)	(2,985)	(59.9%	)

Loss from continuing operations	($3,903)	($9,743)	$5,840	59.9%

Key performance indicators:
Aggregate Auction Sales (a)	$511,671	$355,980	$155,691	43.7%
Net Auction Sales (b)	$443,024	$305,052	$137,972	45.2%
Private Sales (c)	$114,576	$61,175	$53,401	87.3%
Auction commission margin (d)	16.7%	19.7%	N/A	(15.2%	)
Average loan portfolio (e)	$142,447	$76,322	$66,125	86.6%

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

Management currently anticipates a continuation of the strong international art market and is encouraged by the Company’s 2006 auction sales results to date, as well as by the level of consignments for the remainder of the spring auction season. In particular, the Company’s spring sales in Hong Kong and sales of Russian art in New York exceeded expectations, and the upcoming sales of Contemporary art in New York and London look promising, reflecting the continued strength of those markets. The Company continues to assess and invest an appropriate level of resources on these growth markets in an effort to maximize revenue opportunities. Additionally, the Company’s May 2006 sale of Impressionist and Modern Art in New York exceeded expectations and the upcoming Impressionist and Modern sale in London appears promising, as well.  As a result, management is expecting a significant increase in Net Auction Sales and auction and related revenues in the second quarter of 2006 when compared to the prior year. However, the overall increase in auction and related revenues for the quarter will be partially offset by the impact of lower auction commission margins due to the fact that a significant portion of the anticipated increase in Auction Sales is at the high end of the Company’s business where auction commission margins are traditionally lower. (See statement on Forward Looking Statements.)

Impact of Foreign Currency Translations

When compared to the prior year, foreign currency translations had an unfavorable impact of approximately $0.3 million on the Company’s loss from continuing operations before taxes in the first quarter of 2006. The components of this unfavorable impact were as follows (in thousands of dollars):

Three months ended March 31,	Favorable / (Unfavorable)
Total revenues	$(4,087)
Total expenses	3,721
Operating loss	(366)
Net interest expense and other	42
Loss from continuing operations before taxes	$(324)

Revenues

For the three months ended March 31, 2006 and 2005, revenues from continuing operations consist of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended March 31	2006	2005	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$74,053	$60,108	$13,945	23.2%
Auction expense recoveries	1,882	2,867	(985)	(34.4%)
Private sales commissions	7,636	5,133	2,503	48.8%
Principal activities	2,268	406	1,862	*
Catalogue subscription revenues	1,988	2,338	(350)	(15.0%)
Other	3,897	1,323	2,574	*
Total auction and related revenues	91,724	72,175	19,549	27.1%
Finance revenues	3,432	1,208	2,224	*
License fee revenues	470	176	294	*
Other revenues	378	468	(90)	(19.2%)
Total revenues	$96,004	$74,027	$21,977	29.7%
Legend: * Represents a change in excess of 100%.

Auction and Related Revenues

For the three months ended March 31, 2006, auction and related revenues increased $19.5 million, or 27%, to $91.7 million, when compared to the same period in the prior year. During the period, the unfavorable impact of foreign currency translations on auction and related revenues was approximately $3.8 million. Excluding the unfavorable impact of foreign currency translations, auction and related revenues increased $23.3 million, or 32%. This improvement is principally due to increased auction commission revenues, and, to a lesser extent, a higher level of private sales commissions and principal activities. Also favorably influencing the comparison of auction and related revenues to the prior year is $2.1 million in one-time revenue recognized in the first quarter of 2006 related to property sold in conjunction with an unaffiliated third party, for which there was no comparable amount recognized in the prior year. Each of the significant factors impacting the increase in auction and related revenues is explained in more detail below.

Auction Commission Revenues—The higher level of auction commission revenues in the first quarter of 2006 is principally due to a 45% increase in Net Auction Sales, partially offset by a 15% decline in auction commission margin (from 19.7% to 16.7%) and the unfavorable impact of foreign currency translations, which decreased auction commission revenues by approximately $3.4 million during the period. See “Net Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

Net Auction Sales—For the three months ended March 31, 2006, Net Auction Sales increased $138 million, or 45%, to $443 million, when compared to the same period in the prior year. During the period, the unfavorable impact of foreign currency translations on Net Auction Sales was approximately $21 million. Excluding the unfavorable impact of foreign currency translations, Net Auction Sales increased $159 million, or 52%, to $464 million. This increase is attributable to the following factors:

•	An $81.5 million, or 59%, improvement in results from the winter Impressionist and Contemporary art sales in London.
•	A $36.8 million increase in results from the January various-owner Old Master Paintings sales in New York principally due to the sale of more high-value lots.
•

A $34.1 million increase in Asian art sales in New York as the Company conducted four such sales in the first quarter of 2006 compared to one in the same period of the prior year, reflecting market growth in the areas of Chinese Contemporary Art, Chinese Works of Art and Indian Art.

Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. As discussed above, for the three months ended March 31, 2006, auction commission margin decreased 15% (from 19.7% to 16.7%) when compared to the same period in 2005. This decrease is principally due to the competitive environment for certain consignments sold in the first quarter of 2006, as well as an unfavorable change in sales mix as a more significant portion of Net Auction Sales in the first quarter of 2006 were at the high-end of the Company's business where auction commission margins are traditionally lower.

Private Sales Commissions—The level of private sales commissions earned by the Company in any period is typically highly variable. For the three months ended March 31, 2006, private sales commissions increased $2.5 million, or 49%, when compared to the same period in the prior year. This increase reflects management’s continued commitment to pursue private sales opportunities in an effort to take advantage of the strong international art market.

Principal Activities—Principal activities consist mainly of gains or losses on sales of inventory, income or loss related to auction guarantees, and gains or losses related to the sales of loan collateral, as well as any decreases in the carrying value of the Company’s inventory. The level of principal activities in a period is largely attributable to the success of the Company in selling property acquired in connection with auction guarantees, as well as the supply of quality property available for investment and resale and the demand by buyers for such property. For the three months ended March 31, 2006, principal activities increased $1.9 million, when compared to the same period in the prior year, primarily due to a $1.8 million gain recognized on the sale of property purchased with an art dealer through a secured loan from the Company.

Finance Revenues

For the three months ended March 31, 2006, Finance revenues increased $2.2 million to $3.4 million, when compared to the same period in the prior year. This substantial increase principally resulted from an 87% increase in the average loan portfolio balance (from $76.3 million to $142.4 million). A significant portion of the increase in the average loan portfolio balance is the result of two term loans issued to the same borrower in the second and fourth quarters of 2005 totaling $51.5 million. These two loans contributed approximately $1.3 million to the increase in Finance revenues for the period and, in the aggregate, comprise approximately 35% of the client loan portfolio at March 31, 2006.

The growth in the Finance segment’s client loan portfolio since January 1, 2005 reflects the availability of capital to fund new loans and management’s marketing efforts in this area. As discussed in more detail below under “Liquidity and Capital Resources,” management expects to continue to look for opportunities to expand the Finance segment’s client loan portfolio. (See statement on Forward Looking Statements.)

Expenses

For the three months ended March 31, 2006 and 2005, expenses from continuing operations consist of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended March 31	2006	2005	$ Change	% Change

Direct costs of services	$12,882	$10,229	($ 2,653)	(25.9%)
Salaries and related costs	43,970	39,519	(4,451)	(11.3%)
General and administrative expenses	32,029	27,184	(4,845)	(17.8%)
Depreciation and amortization expense	5,370	5,646	276	4.9%
Total expenses	$94,251	$82,578	($ 11,673)	(14.1%)

Direct Costs of Services

Direct costs of services consist largely of catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company’s auction offerings. For example, direct costs attributable to single-owner or other high-value collections are typically higher than those associated with standard various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions.

For the three months ended March 31, 2006, direct costs of services increased $2.7 million, or 26%, to $12.9 million, when compared to the same period in the prior year. This higher level of direct costs is principally due to a $1.1 million increase in property loss and damage due to an abnormally high level of claims in the first quarter of 2006 and $0.7 million in corporate marketing expenses attributable to the launch of a new client service initiative. The remainder of the increase in direct costs is consistent with the higher level of Net Auction Sales in the period, and includes higher freight and traveling exhibition costs related to the very successful January various-owner Old Master Paintings sales in New York (as discussed above).

Salaries and Related Costs

For the three months ended March 31, 2006 and 2005, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended March 31	2006	2005	$ Change	% Change

Full-time salaries	$26,520	$25,621	($ 899)	(3.5%)
Employee benefits	5,823	5,066	(757)	(14.9%)
Payroll taxes	4,014	3,152	(862)	(27.3%)
Incentive bonus costs	1,936	736	(1,200)	*
Stock compensation expense	1,837	754	(1,083)	*
Option Exchange	946	1,663	717	43.1%
Other **	2,894	2,527	(367)	(14.5%)
Total salaries and related costs	$43,970	$39,519	($ 4,451)	(11.3%)
Legend: * Represents a change in excess of 100%. ** Principally includes the cost of temporary labor and overtime.

For the three months ended March 31, 2006, salaries and related costs increased $4.5 million, or 11%, to $44 million, when compared to the same period in the prior year. During the period, the favorable impact of foreign currency translations on salaries and related costs was approximately $1.8 million. Excluding the favorable impact of foreign currency translations, salaries and related costs for the first quarter of 2006 increased $6.3 million, or 16%, principally due to higher levels of incentive bonus costs, stock compensation costs, full-time salaries, payroll taxes and employee benefit costs. The overall increase in salaries and related costs for the period is minimally offset by lower costs related to the Option Exchange program. See discussion below for a more detailed explanation of each of these factors.

Incentive Bonus Costs—For the three months ended March 31, 2006, incentive bonus costs increased approximately $1.2 million to $1.9 million principally due to performance-based compensation accrued as a result of the higher level of private sales commissions earned in the period.

Stock Compensation Expense—For the three months ended March 31, 2006, stock compensation expense (excluding costs related to the Exchange Offer described below) increased $1.1 million to $1.8 million, when compared to the same period in the prior year. This increase is principally due to $0.6 million in stock compensation expense resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” on January 1, 2006 and $0.5 million in incremental stock compensation costs associated with restricted stock granted subsequent to the first quarter of 2005, including the grant of 201,621 restricted stock shares in February 2006 under the Company’s Executive Bonus Plan, a performance-based plan approved by shareholders in 2005. (See Note 12 of Notes to Consolidated Financial Statements under Part I, Item 1 “Financial Statements” for more detailed information related to the adoption of SFAS No. 123R.)

For the year ended December 31, 2006, stock compensation expense (excluding costs related to the Exchange Offer discussed below) is expected to increase approximately $6 million when compared to 2005 principally due to an executive compensation arrangement entered into in April 2006 and stock compensation costs associated with other restricted stock grants in 2006, as well as $1.4 million related to the adoption of SFAS No. 123R. (See statement on Forward Looking Statements.)

Full-Time Salaries—For the three months ended March 31, 2006, full-time salaries increased $0.9 million, or 4%, to $26.5 million, when compared to the same period in the prior year. During the period, the favorable impact of foreign currency translations on full-time salaries was approximately $1.1 million. Excluding the impact of favorable foreign currency translations, full-time salaries increased $2 million, or 8%, to $27.6 million principally due to strategic headcount additions in certain departments within the Auction segment, including Contemporary Paintings, Russian Art and Asian Art, as well as limited salary increases.

Payroll Taxes— For the three months ended March 31, 2006, payroll taxes increased $0.9 million, or 27%, to $4 million, when compared to the same period in the prior year principally due to incremental payroll taxes resulting from a significantly higher level of employee stock option exercises and restricted stock shares vesting during the period. To a lesser extent, the increase in payroll taxes is also attributable to the increase in full-time salaries discussed above.

Employee Benefit Costs—For the three months ended March 31, 2006, employee benefit costs increased $0.8 million, or 15%, to $5.8 million, when compared to the same period in the prior year. The higher level of employee benefit costs is primarily due to a $0.5 million increase in severance costs and a $0.2 million increase in costs related to the Company’s U.K. defined benefit pension plan (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

As disclosed in the Company’s Form 10-K for the year ended December 31, 2005, during the three-year period from 2000 to 2002, actual asset returns for the U.K. defined benefit pension plan were less than management’s assumed rate of return on plan assets, contributing to unrecognized net losses of approximately $54 million at December 31, 2005. These unrecognized losses are being systematically recognized as an increase in future net periodic pension cost in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” For the year ended December 31, 2006, management expects an increase of approximately $1.7 million in costs related to its U.K. defined benefit pension plan principally due to higher amortization of such unrecognized losses. (See statement on Forward Looking Statements.)

Option Exchange Program—In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004.

Compensation expense related to the Exchange Offer decreased $0.7 million, or 43%, for the three months ended March 31, 2006 when compared to the same period in the prior year as a result of lower stock compensation expense related to the issuance of 1.1 million restricted shares in the Exchange Offer, which is being amortized over a graded four-year vesting period. The amortization of stock compensation expense related to the Exchange Offer is expected to be approximately $2.5 million and $1.2 million for the years ended December 31, 2006 and 2007, respectively. (See statement on Forward Looking Statements.)

General and Administrative Expenses

For the three months ended March 31, 2006, general and administrative expenses increased $4.8 million, or 18%, to $32 million, when compared to the same period in the prior year. During the period, the favorable impact of foreign currency translations on general and administrative expenses was approximately $1.2 million. Excluding the favorable impact of foreign currency translations, general and administrative expenses increased $6 million, or 22%, to $33.2 million. The overall increase in general and administrative expenses during the period is largely attributable to the following factors:

•

A $1.4 million, or 40%, increase in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the quarter. Also contributing to the increase in travel and entertainment costs during the period are price increases for airfares and other travel costs.

•	A $1.2 million increase in client goodwill gestures and authenticity claims.
•	A $0.9 million increase in facility rental, maintenance and cleaning costs.

•

An increase of $0.8 million in bad debt expense principally as a result of a $0.4 million recovery recorded in the first quarter of 2005 from an insurance settlement, for which there was no comparable event in 2006.

•	A $0.6 million litigation accrual recorded in the first quarter of 2006, for which there was no comparable event in the prior period.
•	A $0.6 million increase in professional fees primarily as a result of higher legal and consulting fees.
•	Various smaller increases in other general and administrative expenses totaling approximately $0.8 million.

For the three months ended March 31, 2006, the overall increase in general and administrative expenses was partially offset by a $0.4 million reduction in insurance costs reflecting management’s cost reduction efforts and lower overall premiums available in the market.

Net Interest Expense

Due to funding requirements for new client loans during the period, as well as decreased cash balances resulting from funding the Transaction described under “Recapitalization” below, the Company had significantly lower average cash balances and short-term investments and a higher level of outstanding revolving credit facility borrowings during the first quarter of 2006, when compared to the same period in the prior year. As a result, for the three months ended March 31, 2006, net interest expense increased $1.5 million, or 23%, to $8 million, when compared to the same period in 2005. This increase includes a $1.1 million decrease in interest income and a $0.4 million increase in interest expense. (See “Liquidity and Capital Resources” below and Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Discontinued Operations

For information related to Discontinued Operations, see Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

FINANCIAL CONDITION AS OF MARCH 31, 2006

This discussion should be read in conjunction with the Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

For the three months ended March 31, 2006, total cash and cash equivalents decreased $105.2 million primarily due to the factors discussed below.

Cash Used by Operating Activities—Net cash used by operating activities of $178.9 million for the three months ended March 31, 2006 is principally due to the following factors:

•	A $104.8 million net decrease in amounts owed to clients principally due to the timing and settlement of auction sales in the fourth quarter of 2005 and first quarter of 2006.
•	A $53.9 million decrease in accounts payable and accrued liabilities, partially due to the funding of incentive bonuses accrued in 2005.
•

The funding of $15 million of the fine payable to the DOJ in February 2005 and the redemption of $1.3 million in vendor’s commission discount certificates (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

Cash Used by Investing Activities—Net cash used by investing activities of $26 million for the three months ended March 31, 2006 is largely due to funding of $50.9 million in client loans and, to a lesser extent, $2.3 million in capital expenditures. These investing cash outflows are partially offset by the collection of $26 million in client loans and a decrease in restricted cash of $1.2 million.

Cash Provided by Financing Activities—Net cash provided by financing activities of $99.3 million for the three months ended March 31, 2006 is principally due to $189.6 million in proceeds received from credit facility borrowings, $34 million in proceeds from the exercise of stock options and $6 million in excess tax benefits resulting from stock option exercises and the vesting of restricted stock in the first quarter of 2006. These financing cash inflows are partially offset by repayments of credit facility borrowings of $130 million.

RECAPITALIZATION

On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”) with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company’s largest shareholders, holding in the aggregate 14,034,158 shares of the Company’s Class B Common Stock (the “Class B Stock”), which represented approximately 62.4% of the aggregate voting power of the Company’s capital stock. Pursuant to the Agreement, the Company in effect exchanged all 14,034,158 shares of Class B Stock owned by the Shareholders for $168,409,896 in cash and 7.1 million shares of the Company’s Class A Stock, (such exchange, the “Transaction”).

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

As a result of the Transaction, the dual class super-voting share structure that had been in place since the Company’s initial public offering in 1988 was eliminated, allowing for a corporate governance structure that is more consistent with the best practices of public companies. Management believes that the simplified share structure has enhanced share liquidity and will increase the Company’s strategic and financing flexibility. (See statement on Forward Looking Statements.)

SHARES OUTSTANDING

When compared to the prior year, basic and diluted weighted average shares outstanding as of March 31, 2006 decreased by approximately 5.5 million shares, or 9%. The impact of the Transaction on basic and diluted shares outstanding was partially offset by the impact of employee stock option exercises subsequent to the first quarter of 2005, which has resulted in the issuance of approximately 2.7 million additional shares of the Company’s Class A Common Stock (the “Class A Stock”) and which will have a dilutive impact on basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2006. (See statement on Forward Looking Statements.)

SUBSEQUENT EVENT

On May 8, 2006, at the 2006 Annual Meeting of Shareholders, the Company’s shareholders approved a proposal to reincorporate the Company in the State of Delaware. The reincorporation, which will be completed as soon as practicable, will be accomplished by merging the Company into a newly-formed, wholly-owned subsidiary of the Company organized under the laws of the State of Delaware. Upon completion of the reincorporation, the Company will cease to exist as a separate corporate entity and the surviving corporation, which will be named Sotheby's, will succeed to all of the Company's rights, assets, liabilities and obligations and will continue to operate the business of the Company under the name Sotheby's. The reincorporation will be accounted for as a reverse merger whereby, for accounting purposes, the Company will be considered the acquiror and the surviving corporation will be treated as the successor to the historical operations of the Company. Accordingly, the historical financial statements of the Company, which the Company previously reported to the Securities and Exchange Commission on Forms 10-K and 10-Q, among other forms, would be treated as the financial statements of the surviving corporation.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s material contractual obligations and commitments as of March 31, 2006:

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)
Principal payments on borrowings:
Credit facility borrowings (1)	$94,844	$—	$—	$94,844	$—
Long-term debt (2)	100,000	—	100,000	—	—
Sub-total	194,844	—	100,000	94,844	—
Interest payments on borrowings:
Credit facility borrowings (1)	385	385	—	—	—
Long-term debt (2)	20,052	6,875	13,177	—	—
Sub-total	20,437	7,260	13,177	—	—
Other commitments:
York Property capital lease	384,136	19,287	38,887	41,274	284,688
Operating lease obligations	75,843	13,805	23,127	11,621	27,290
Employment arrangements (3)	4,462	2,213	2,089	160	—
Sub-total	464,441	35,305	64,103	53,055	311,978
Total	$679,722	$42,565	$177,280	$147,899	$311,978

(1)

Represents the outstanding principal and approximate interest payments related to the Company’s credit facility borrowings. Interest payments are due at short term intervals. (See “Liquidity and Capital Resources” below and Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information related to the Company’s credit arrangements.)

(2)

Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s long-term debt. (See “Liquidity and Capital Resources” below and Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for information related to the Company’s credit arrangements.)

(3)

Represents the remaining commitment for future salaries as of March 31, 2006 related to employment arrangements with a number of key employees, excluding incentive bonuses. (See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

The Discount Certificates that were distributed in conjunction with the settlement of certain civil litigation related to the antitrust investigation by the U.S. Department of Justice (the “DOJ”) are fully redeemable in connection with any auction that is conducted by the Company or Christie’s International, PLC in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of March 31, 2006, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $49.5 million. (See Note 10 of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

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

As of March 31, 2006, the Company had outstanding auction guarantees totaling $159 million, the property relating to which had a mid-estimate sales price (1) of $175.2 million. The Company’s financial exposure under these auction guarantees is reduced by $8.3 million as a result of sharing arrangements with unaffiliated partners. Substantially all of the property related to such auction guarantees is being offered at auctions principally during the second quarter of 2006. As of March 31, 2006, $27.1 million of the guaranteed amount had been advanced by the Company and is recorded within notes receivable and consignor advances in the Consolidated Balance Sheets (see Note 4 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). As of March 31, 2006, December 31, 2005 and March 31, 2005, the carrying amount of the liability related to the Company’s auction guarantees was approximately $1.8 million, $0.3 million and $0.5 million, respectively, and was reflected in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

As of May 5, 2006, the Company had outstanding auction guarantees totaling $185.9 million, the property relating to which had a mid-estimate sales price (1) of $217.8 million. The Company's financial exposure under these auction guarantees is reduced by $7.8 million as a result of sharing arrangements with unaffiliated partners. Substantially all of the property related to such auction guarantees is being offered at auctions throughout 2006. As of May 5, 2006, $102.5 million of the guaranteed amount had been advanced by the Company and will be recorded within notes receivable and consignor advances.

(1) The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $31.5 million at March 31, 2006.

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

At March 31, 2006, the Company had $126 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. As of March 31, 2006 and December 31, 2005, the Consolidated Balance Sheets included $0.2 million and $0.1 million, respectively, recorded within prepaid expenses and other current assets reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates. As of March 31, 2005, the Consolidated Balance Sheets included $0.5 million recorded within accounts payable and accrued liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

CONTINGENCIES

For information related to Contingencies, see Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

LIQUIDITY AND CAPITAL RESOURCES

On September 7, 2005, in connection with the Transaction described under “Recapitalization” above, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement provides for borrowings of up to $250 million through a revolving credit facility. The Company expects to receive commitments from the existing syndicate of lenders for up to an additional $50 million and to close on such commitments by the end of May 2006.

The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the U.K. (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, unamortized debt discount and eligible loans). As of March 31, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $121.7 million, consisting of a borrowing base of $216.5 million less $94.8 million in borrowings outstanding on that date. Such outstanding borrowings are classified as long-term liabilities in the Consolidated Balance Sheet as of March 31, 2006. As of April 30, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $185 million, consisting of a borrowing base of $250 million less $65 million in borrowings outstanding on that date.

The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 (as discussed in more detail in Note 6 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008.

Borrowings under the BofA Credit Agreement are available to be used to finance in part the Transaction and related expenses and are also available to provide ongoing working capital and for other general corporate purposes of the Company. The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 4.0 for quarters ending September 30, 2005 to September 30, 2006, (ii) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (iii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. The Company is in compliance with these covenants.

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three months ended March 31, 2006, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 6.6%.

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

Due to anticipated potential requirements for client loans, as well as decreased cash balances resulting from funding the Transaction described under “Recapitalization” above, the Company expects to have a higher level of outstanding revolving credit facility borrowings and lower cash balances in the foreseeable future, when compared to recent past periods prior to the Transaction. Therefore, the Company expects to periodically borrow amounts under the BofA Credit Agreement in order to fund client loans and meet peak seasonal working capital requirements. As a result of these factors, management anticipates an increased level of net interest expense throughout the remainder of 2006. (See statement on Forward Looking Statements.)

The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of the Finance segment’s client loan portfolio and the funding of capital expenditures, as well as the short-term commitments to be funded prior to March 31, 2007 included in the table of contractual obligations above.

The Company’s long-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of the Finance segment’s notes receivable and consignor advances and the funding of capital expenditures, as well as the funding of the Company’s presently anticipated long-term contractual obligations and commitments included in the table of contractual obligations above through September 7, 2010.

In addition to the short-term and long-term operating needs and capital requirements described above, the Company is obligated to fund the redemption of the Discount Certificates distributed in conjunction with the settlement of certain civil litigation related to the investigation by the DOJ (see Note 10 in Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). As discussed above, the Discount Certificates are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. As of March 31, 2006, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was approximately $49.5 million.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward looking statements; as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed below under Item 1A, “Risk Factors,” which are not ranked in any particular order.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, consignor advances, revolving credit facility borrowings, long-term debt and the settlement liability related to the Discount Certificates issued in connection with certain civil antitrust litigation (see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

At March 31, 2006, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $13.2 million. Excluding the potential impact of this hypothetical strengthening or weakening of the U.S. dollar, the market risk of the Company’s financial instruments has not changed significantly as of March 31, 2006 from that set forth in the Company’s Form 10-K for the year ended December 31, 2005.

At March 31, 2006, the Company had $126 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2006, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2006.

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

(See Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

ITEM 1A: RISK FACTORS

Operating results from the Company’s Auction and Finance segments, as well as the Company’s liquidity, are significantly influenced by a number of risk factors, many of which are not within the Company’s control. These factors, which are not ranked in any particular order, include:

The overall strength of the international economy and financial markets

The art market in which the Company operates is influenced over time by the overall strength of the international economy and financial markets, although this correlation may not be immediately evident in the short-term. The Company’s business can be particularly influenced by the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally China and Japan).

Interest rates

Fluctuations in interest rates influence the Company’s cost of funds for borrowings under its credit facility that may be required to finance working capital needs and, in particular, the Finance segment’s client loan portfolio.

Government laws and regulations

Many of the Company’s activities are subject to laws and regulations that can have an adverse impact on the Company’s business. In particular, export and import laws and cultural patrimony laws could affect the availability of certain kinds of property for sale at the Company’s principal auction locations or could increase the cost of moving property to such locations.

Political conditions

Political conditions in countries in which the Company operates or from which it obtains property for sale may affect the Company’s business both through their effect on the economies of those countries and to the extent that they may influence the enactment of legislation that could adversely affect the Company’s business.

Foreign currency exchange rate movements

The Company has operations throughout the world, with approximately 58.6% of its revenues from continuing operations coming from outside of the U.S. for the year ended December 31, 2005. Accordingly, fluctuations in exchange rates can have a significant impact on the Company’s results of operations.

Seasonality of the Company’s auction business

The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s revenues and operating income may be affected as described under “Seasonality” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

Competition in the art market is intense, including competition both with other auctioneers and with art dealers.

The amount and quality of property being consigned to art auction houses

The amount and quality of property being consigned to art auction houses are influenced by a number of factors not within the Company’s control. Many major consignments, and specifically single-owner sale consignments, become available as a result of the death or financial or marital difficulties of the owner, all of which are unpredictable. This, plus the ability of the Company to sell such property, can cause auction and related revenues to be highly variable from period to period.

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

Qualified personnel

The Company’s business is largely a service business in which the ability of its employees to develop and maintain relationships with potential sellers and buyers of works of art is essential to the Company’s success. Moreover, the Company’s business is both complicated and unique, making it important to retain key specialists and members of management. Accordingly, the Company’s business is highly dependent upon its success in attracting and retaining qualified personnel.

Demand for art-related financing

The Company’s Finance segment is dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections.

Value of artworks

The art market is not a highly liquid trading market, as a result of which the valuation of artworks is inherently subjective and the realizable value of artworks often varies over time. Accordingly, the Company is at risk both as to the value of art held as inventory and as to the value of artworks pledged as collateral for Finance segment loans.

U.K. Pension Plan

Future costs related to the Company’s U.K. defined benefit pension plan are heavily influenced by changes in interest rates and investment performance in the debt and equity markets, both of which are unpredictable. (See “Salaries and Related Costs—Employee Benefits” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Income taxes

The Company operates in many tax jurisdictions throughout the world. Variations in taxable income in the various jurisdictions in which the Company does business can have a significant impact on its effective tax rate.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
2.1	Agreement and Plan of Merger between Sotheby’s Holdings, Inc., a Michigan corporation and Sotheby’s Delaware, Inc., a Delaware corporation, dated March 31, 2006
10.1	Letter Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)	On February 15, 2006, the Company filed a current report on Form 8-K under Item 8.01, “Other Events.”
(ii)	On March 8, 2006, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY'S HOLDINGS, INC.

By:	/s/ Michael L. Gillis Michael L. Gillis Senior Vice President, Controller and Chief Accounting Officer

Date:	May 8, 2006

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Sotheby’s Holdings, Inc., a Michigan corporation and Sotheby’s Delaware, Inc., a Delaware corporation, dated March 31, 2006

10.1	Letter Agreement between Sotheby's Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002