Form 10-Q
period 2006-06-30
SOTHEBYS
filed 2006-08-03
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

Commission File Number 1-9750

Sotheby’s

(Exact name of registrant as specified in its charter)

Delaware	38-2478409

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1334 York Avenue New York, New York	10021

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 606-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of July 28, 2006, there were outstanding 63,656,511 shares of Common Stock, par value $0.10 per share, of the registrant.

SOTHEBY’S
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues:
Auction and related revenues	$243,511	$175,558	$335,235	$247,733
Finance revenues	3,550	1,768	6,982	2,976
License fee revenues	722	448	1,192	624
Other revenues	516	578	905	1,134

Total revenues	248,299	178,352	344,314	252,467

Expenses:
Direct costs of services	23,228	19,029	36,111	29,270
Salaries and related costs	70,338	53,326	114,342	92,879
General and administrative expenses	31,155	30,618	63,208	57,837
Depreciation and amortization expense	5,292	5,570	10,663	11,217

Total expenses	130,013	108,543	224,324	191,203

Operating income	118,286	69,809	119,990	61,264

Interest income	1,109	1,632	1,628	3,241
Interest expense	(8,370)	(8,000)	(16,900)	(16,142)
Other expense	(816)	(218)	(570)	(213)

Income from continuing operations before taxes	110,209	63,223	104,148	48,150
Equity in earnings of investees, net of taxes	402	130	509	480
Income tax expense	38,232	20,859	36,214	15,874

Income from continuing operations	72,379	42,494	68,443	32,756

Discontinued operations:
Loss from discontinued operations before taxes	(1,419)	(736)	(1,486)	(698)
Income tax benefit	(488)	(219)	(513)	(198)

Loss from discontinued operations	(931)	(517)	(973)	(500)

Net Income	$71,448	$41,977	$67,470	$32,256

Basic earnings per share:
Income from continuing operations	$1.21	$0.68	$1.17	$0.52
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Basic earnings per share	$1.20	$0.67	$1.15	$0.51

Diluted earnings per share:
Income from continuing operations	$1.17	$0.67	$1.14	$0.51
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Diluted earnings per share:	$1.16	$0.66	$1.12	$0.50

Basic and diluted weighted average shares outstanding:
Basic	59,740	62,841	58,437	62,718
Diluted	61,608	63,783	60,221	63,884

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	June 30, 2006 (UNAUDITED)	December 31, 2005	June 30, 2005 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$92,767	$124,956	$100,454
Restricted cash	16,151	7,679	9,376
Short-term investments	—	—	106,343
Accounts receivable, net of allowance for doubtful accounts of $5,876, $5,345 and $5,317	587,619	354,741	368,280
Notes receivable and consignor advances, net of allowance for credit losses of $977, $792 and $1,757	95,575	85,272	45,727
Inventory (see Note 3)	100,172	45,087	39,915
Deferred income taxes	9,861	15,055	—
Income tax receivable	199	—	—
Prepaid expenses and other current assets	60,086	54,166	57,337

Total Current Assets	962,430	686,956	727,432

Non-Current Assets:
Notes receivable	44,896	56,678	47,513
Fixed assets, net of accumulated depreciation and amortization of $144,934, $135,651 and $127,919	221,746	225,434	227,454
Goodwill (see Note 3)	53,129	13,447	13,500
Investments	26,132	25,871	26,368
Deferred income taxes	45,707	46,033	68,422
Other assets	6,036	6,333	3,527

Total Assets	$1,360,076	$1,060,752	$1,114,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$482,763	$376,079	$342,620
Accounts payable and accrued liabilities	169,488	131,354	110,270
Deferred revenues	5,913	5,186	4,244
Accrued income taxes	20,272	8,918	13,329
Deferred income taxes	32	42	5,712
York Property capital lease obligation	1,538	1,438	753
Deferred gain on sale of York Property	1,129	1,129	1,129
Settlement liabilities	46,015	21,099	18,211

Total Current Liabilities	727,150	545,245	496,268

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $255, $299 and $341	99,745	99,701	99,659
Credit facility borrowings	10,000	34,542	—
Settlement liabilities	—	40,794	45,299
York Property capital lease obligation	169,817	170,606	171,355
Deferred gain on sale of York Property	17,681	18,245	18,809
Other liabilities	40,893	25,343	18,615

Total Liabilities	1,065,286	934,476	850,005

Commitments and contingencies (see Note 9)

Shareholders’ Equity (see Notes 17 and 18):
Common Stock, $0.10 par value	6,298	5,777	6,416
Authorized shares at June 30, 2006—200,000,000
Issued and outstanding shares at June 30, 2006—63,079,837
Issued and outstanding shares at December 31, 2005—57,847,878 of Class A
Issued and outstanding shares at June 30, 2005—46,330,942 of Class A and 17,882,727 of Class B
Additional paid-in capital	157,710	69,808	236,619
Retained earnings	137,213	69,741	40,395
Deferred compensation expense	—	(7,876)	(11,233)
Accumulated other comprehensive loss	(6,431)	(11,174)	(7,986)

Total Shareholders’ Equity	294,790	126,276	264,211

Total Liabilities and Shareholders’ Equity	$1,360,076	$1,060,752	$1,114,216

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended

	June 30, 2006	June 30, 2005

Operating Activities:
Net income*	$67,470	$32,256

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	10,663	11,217
Equity in earnings of investees	(509)	(480)
Deferred income tax expense	17,441	4,356
Stock compensation expense	6,453	4,427
Impact of consolidating variable interest entity	3,493	268
Defined benefit pension expense	3,220	2,501
Asset provisions	2,200	3,093
Amortization of discount related to antitrust matters	1,400	2,048
Excess tax benefits from stock-based compensation	(8,584)	—
Other	447	623

Changes in assets and liabilities (net of effects from acquisition - see Note 3):
(Increase) decrease in accounts receivable	(232,370)	35,167
Increase in inventory	(10,874)	(9,644)
Increase in prepaid expenses and other current assets	(5,815)	(1,994)
Decrease in other long-term assets	428	36
Funding of settlement liabilities	(17,425)	(14,330)
Increase (decrease) in due to consignors	109,940	(122,029)
Increase in income tax receivable and deferred income tax assets	(3,887)	—
Increase in accrued income taxes and deferred income tax liabilities	13,527	68
Increase in accounts payable and accrued liabilities and other liabilities	174	1,591

Net cash used by operating activities	(42,608)	(50,826)

Investing Activities:
Funding of notes receivable and consignor advances	(162,105)	(94,063)
Collections of notes receivable and consignor advances	165,772	90,576
Purchases of short-term investments	—	(297,618)
Proceeds from maturities of short-term investments	—	301,275
Capital expenditures	(4,507)	(4,356)
Distributions from equity investees	575	2,713
(Increase) decrease in restricted cash	(8,165)	3,550

Net cash (used) provided by investing activities	(8,430)	2,077

Financing Activities:
Proceeds from revolving credit facility borrowings	353,838	—
Repayments of revolving credit facility borrowings	(379,992)	—
Repayment of acquiree bank debt (see Note 3)	(9,531)	—
Decrease in York Property capital lease obligation	(689)	(61)
Proceeds from exercise of employee stock options	45,692	2,822
Excess tax benefits from stock-based compensation	8,584	—

Net cash provided by financing activities	17,902	2,761

Effect of exchange rate changes on cash and cash equivalents	947	(581)

Decrease in cash and cash equivalents	(32,189)	(46,569)
Cash and cash equivalents at beginning of period	124,956	147,023

Cash and cash equivalents at end of period	$92,767	$100,454

* Net loss from discontinued operations	$(973)	$(500)

Supplemental information on noncash investing and financing activities:

On June 7, 2006, the Company acquired Noortman Master Paintings B.V. for initial consideration of 1,946,849 shares of Sotheby’s Stock (see Note 3).

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

          The Consolidated Financial Statements included herein have been prepared by Sotheby’s (or, together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

          Shareholders’ Equity and Deferred Tax Assets-The June 30, 2005 balances of Shareholders’ Equity and deferred tax assets have been restated to $264.2 million and $68.4 million, respectively, to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses, which is recorded in Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. The restatement resulted in a reduction of deferred tax assets and a corresponding reduction in Shareholders’ Equity of $3.5 million as of June 30, 2005. The original amounts reported for Shareholders’ Equity and deferred tax assets as of June 30, 2005 were $267.7 million and $71.9 million, respectively. Accordingly, the Company’s comprehensive income for the three and six months ended June 30, 2005 has also been restated to $37.2 million and $23.2 million, respectively, to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses. The restatement resulted in a decrease in comprehensive income of $1.6 million and $3 million for the three and six months ended June 30, 2005, respectively. The original amounts reported for comprehensive income were $38.8 million and $26.2 million for the three and six months ended June 30, 2005, respectively. (See Note 12)

          Discontinued Operations- In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby’s International Realty trademark and certain related trademarks in Australia. Previously, the Company had expected to consummate a license agreement related to such trademarks some time in 2006, but such an agreement could not be reached on terms acceptable to the Company. As a result, management has decided to continue operating the Company’s real estate brokerage business in Australia. Accordingly, the operating results of this business, which previously had been reported as discontinued operations in the Consolidated Income Statements since the fourth quarter of 2004, have been reclassified into the Company’s results from continuing operations for all periods presented. The Australia real estate brokerage business, which is the only remaining component of the Company’s former Real Estate segment, is not material to the Company’s results of operations, financial condition or liquidity.

          Special Charges-Prior to the first quarter of 2005, expenses related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil litigation were classified as Special Charges in the Consolidated Income Statements. Beginning in the first quarter of 2005, such expenses, consisting principally of settlement administration costs and legal fees, are being classified within General and Administrative Expenses for all periods presented as they are no longer significant to the Company’s results. In the second quarter of 2006, the Company recorded a $2.2 million benefit to General and Administrative Expenses for the recovery of settlement administration costs related to the International Antitrust Litigation to be received by the end of 2006. The majority of such expenses was incurred prior to the first quarter of 2005 and was recorded within Special Charges in the Consolidated Income Statements (see Note 11).

          Statement of Cash Flows-Certain amounts in the Consolidated Statement of Cash Flows for the six months ended June 30, 2005 have been reclassified to present separately the impact of consolidating the assets and liabilities of a variable interest entity within net cash used by operating activities.

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

The table below demonstrates that approximately 80% of the Company’s Aggregate Auction Sales occur during the second and fourth quarters of the year.

	Percentage of Annual Aggregate Auction Sales

	2005	2004	2003

January - March	13%	9%	12%
April - June	35%	41%	34%
July - September	10%	7%	7%
October - December	42%	43%	47%

	100%	100%	100%

3.	Acquisition

          On June 7, 2006, the Company and Arcimboldo S.A., a private limited liability company incorporated under the laws of Luxembourg, (“Arcimboldo”) entered into a sale and purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Noortman Master Paintings B.V., a company incorporated under the laws of the Netherlands (“NMP”), one of the world’s leading art dealers. NMP is based in Maastricht, the Netherlands. Robert C. Noortman is the sole shareholder of Arcimboldo and has guaranteed the obligations of Arcimboldo under the Purchase Agreement. The acquisition of NMP offers the Company growth opportunities by adding a pre-eminent art dealer. NMP’s results are included in the Company’s Consolidated Income Statements beginning on June 1, 2006 and are not material to the periods covered by this report. Consequently, such results are included in All Other for segment reporting purposes for the three and six months ended June 30, 2006 (see Note 4). Beginning in the third quarter of 2006, NMP’s results will be reported in a new segment, if material.

          Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Limited Voting Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration is based on the actual number of shares issued using the closing price of Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the fair value of certain restrictions on the future transfer of the Sotheby’s Shares issued as Initial Consideration, as discussed in more detail below. The fair value of these restrictions was determined by an independent valuation expert. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a $16.1 million long-term non-interest bearing note payable to Arcimboldo over a period of three years and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of a $11.7 million payable to Sotheby's (as discussed in more detail below). The present value of the note payable to Arcimboldo is $14.6 million. The $1.5 million discount on the note payable is being amortized to interest expense over the three-year term. The first payment of $2.6 million under the note payable was made on July 26, 2006.

          An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed in escrow, to be released only if NMP achieves certain targeted performance criteria specified in the Purchase Agreement during the five years following the closing of the transaction and if Mr. Noortman continues to be employed by the Company. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $27.63 per share on July 31, 2006, the Additional Consideration has a value of approximately $13.4 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

          If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

          The Purchase Agreement also provides for certain restrictions on the transfer of Sotheby’s Shares received by Arcimboldo, as discussed above. Subject to certain limited exclusions, Arcimboldo may not transfer any of the Sotheby’s Shares that it received as Initial Consideration for a period of two years after the closing, and may not transfer 20% of the Sotheby’s Shares that it received as Initial Consideration for a period of five years after the closing.

          The Company, Arcimboldo and Mr. Noortman also made customary warranties and covenants in the Purchase Agreement, including certain post-closing business covenants of the Company and certain non-competition and non-solicitation covenants of Arcimboldo and Mr. Noortman for a period of five years following closing. Mr. Noortman also entered into a seven-year employment agreement with NMP.

          The Company is in the process of valuing the NMP assets acquired and liabilities assumed. The fair value of the art-related assets acquired is being estimated by a team of qualified art experts. The fair value of all other NMP assets and liabilities is being estimated considering a number of factors, including independent appraisals. The Company expects to complete the allocation of the purchase price during the third quarter of 2006. The table below, which is presented in thousands of dollars, summarizes the preliminary allocation of the purchase price to the NMP assets acquired and liabilities assumed. This allocation is subject to revision upon completion of the Company’s valuation procedures.

Purchase price:
Fair value of Initial Consideration	$41,374
Settlement of payable due to Sotheby's	11,745	*
Direct acquisition costs	1,416

Total purchase price	$54,535

Allocation of purchase price:
Accounts receivable	$13,424
Inventory	47,186
Fixed assets	658
Prepaid expenses and other current assets	293
Other long-term assets	89
Goodwill	39,542	**
Accounts payable and accrued liabilities	(20,395)
Other current liabilities	(1,309)
Note payable to Arcimboldo	(14,590)	***
Bank debt	(9,531)
Other non-current liabilities	(832)

Total purchase price	$54,535

*	Reflects amounts due to Sotheby’s for property purchased by NMP at auction prior to the date of acquisition.

**

Represents the excess of the purchase price over the net assets acquired based on the Company’s preliminary purchase price allocation. Upon completion of the Company’s valuation procedures, a portion of this amount will be allocated to NMP’s inventory, fixed assets and identifiable intangible assets, if any.

***

The current portion of the note payable to Arcimboldo ($4.6 million) is recorded in the June 30, 2006 Consolidated Balance Sheet within “Accounts Payable and Accrued Liabilities.” The non-current portion of the note payable to Arcimboldo ($10 million) is recorded in the June 30, 2006 Consolidated Balance Sheet within “Other Liabilities.”

4.	Segment Reporting

          The Company’s continuing operations are organized under two business segments – Auction and Finance. The Auction segment is an aggregation of operations in North America, Europe and Asia as they have similar economic characteristics and they are similar in service, customers and the way in which the service is provided.

           The Company’s discontinued real estate brokerage business, which almost entirely comprised its former Real Estate segment, is not included in this presentation. In the second quarter of 2006, management decided to continue to operate the Company’s real estate brokerage business in Australia, which had previously been reported in discontinued operations since the fourth quarter of 2004. Consequently, beginning in the second quarter of 2006, results for this business, which are not material to the Company’s Consolidated Income Statements, have been reclassified into continuing operations and are included in this presentation in All Other for all periods presented. (See Note 16 for more detailed information related to discontinued operations.)

          As discussed in Note 3, on June 7, 2006, the Company acquired all the issued and outstanding shares of capital stock of NMP, one of the world’s leading art dealers. NMP’s results are included in the Company’s Consolidated Income Statements beginning on June 1, 2006 and are not material to the periods covered by this report. Consequently, such results are included in All Other in this presentation. Beginning in the third quarter of 2006, NMP’s results will be reported in a new segment, if material.

The table below presents the Company’s revenues from continuing operations by operating segment for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Thousands of dollars)

Auction	$243,511	$175,558	$335,235	$247,733
Finance	4,109	1,840	7,763	3,118
All Other	1,238	1,026	2,097	1,758

	248,858	178,424	345,095	252,609
Reconciling item:

Intercompany revenue earned by Finance from Auction*	(559)	(72)	(781)	(142)

Total revenues from continuing operations	$248,299	$178,352	$344,314	$252,467

*

The Finance segment charges interest to the Auction segment for certain client loans. Such intercompany revenues were immaterial to the Finance segment prior to the second quarter of 2006 and, therefore, were not included in Finance segment revenues. Beginning in the second quarter of 2006, such revenues are being included in Finance segment revenues for all periods presented.

The table below presents information concerning revenues from continuing operations for geographical areas for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Thousands of dollars)
United States:
Auction	$116,332	$75,880	$159,878	$103,302
Finance	1,843	975	3,540	1,667
All Other	914	645	1,505	1,037

Sub-total	119,089	77,500	164,923	106,006

United Kingdom:
Auction	81,846	60,291	122,702	97,573
Finance	2,187	817	4,096	1,359
All Other	149	156	294	293

Sub-total	84,182	61,264	127,092	99,225

China:
Auction	17,034	15,175	18,665	15,453
Finance	71	24	106	38

Sub-total	17,105	15,199	18,771	15,491

Other Countries:
Auction	28,299	24,212	33,990	31,405
Finance	8	24	21	54
All Other	175	225	298	428

Sub-total	28,482	24,461	34,309	31,887

Reconciling item:
Intercompany revenue earned by Finance from Auction	(559)	(72)	(781)	(142)

Total	$248,299	$178,352	$344,314	$252,467

          The table below presents income before taxes for the Company’s operating segments, as well as a reconciliation of segment income before taxes to Income from Continuing Operations Before Taxes for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Thousands of dollars)

Auction	$109,503	$64,865	$104,470	$52,133
Finance	164	(473)	526	(1,025)
All Other	215	232	610	289

Segment income before taxes	109,882	64,624	105,606	51,397
Unallocated amounts and reconciling items:
Antitrust related benefit (expense)*	1,634	(212)	778	(461)
Amortization of interest related to Antitrust matters (see Note 11)	(647)	(988)	(1,400)	(2,048)
Equity in earnings of investees**	(660)	(201)	(836)	(738)

Income from continuing operations before taxes	$110,209	$63,223	$104,148	$48,150

*

For the three and six months ended June 30, 2006, antitrust related expenses include a $2.2 million benefit for the recovery of settlement administrative expenses related to the International Antitrust Litigation to be received by the end of 2006 (see Note 11).

**

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in Income Before Taxes for the Auction segment, but are presented net of taxes below Income from Continuing Operations Before Taxes in the Consolidated Income Statements.

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2006, December 31, 2005 and June 30, 2005:

	June 30, 2006	December 31, 2005	June 30, 2005

	(Thousands of dollars)

Auction	$1,053,555	$850,978	$947,795
Finance	148,245	148,576	97,291
All Other***	102,509	110	708

Total segment assets	1,304,309	999,664	1,045,794

Unallocated amounts:
Deferred tax assets and income tax receivable	55,767	61,088	68,422

Consolidated Assets	$1,360,076	$1,060,752	$1,114,216

***

As discussed in Note 3, on June 7, 2006, the Company acquired all the issued and outstanding shares of capital stock of NMP, one of the world’s leading art dealers. NMP’s assets are not material to the Company’s Consolidated Balance Sheet as of June 30, 2006 for segment reporting purposes. Consequently, NMP’s assets are included in All Other in this presentation. Beginning in the third quarter of 2006, NMP’s assets will be reported in a new segment, if material.

5.	Notes Receivable and Consignor Advances

          The Company’s Finance segment provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company’s general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of June 30, 2006, such loans totaled $19.1 million and represented 14% of net Notes Receivable and Consignor Advances. The property related to such loans had a low auction estimate of approximately $29.1 million. Furthermore, the Company’s loans are predominantly variable interest rate loans.

           The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $0.2 million, $0.6 million and $4.1 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

          In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment within Finance Revenues, while the Company’s share of any profit or loss is reflected in the results of the Auction segment within Auction and Related Revenues. The Company did not have any such unsecured loans outstanding as of June 30, 2006. The total of all such unsecured loans was $0.3 million and $3.6 million at December 31, 2005 and June 30, 2005, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At June 30, 2006, two term loans issued to the same borrower, totaling $51.5 million, comprised in the aggregate approximately 37% of the net Notes Receivable and Consignor Advances balance.

As of June 30, 2006, December 31, 2005 and June 30, 2005, Notes Receivable and Consignor Advances consists of the following:

	June 30, 2006	December 31, 2005	June 30, 2005

	(Thousands of dollars)
Current:
Consignor advances	$9,492	$21,596	$14,632
Term loans	87,060	64,468	32,852

Sub-total	96,552	86,064	47,484

Non-current:
Consignor advances	176	1,925	4,616
Term loans	44,720	54,753	42,897

Sub-total	44,896	56,678	47,513

Notes receivable and consignor advances	141,448	142,742	94,997

Allowance for credit losses	(977)	(792)	(1,757)

Notes receivables and consignor advances (net)	$140,471	$141,950	$93,240

          The weighted average interest rates charged on Notes Receivable and Consignor Advances were 6.7% and 6.5% for the three months ended June 30, 2006 and 2005, respectively. The weighted average interest rates charged on Notes Receivable and Consignor Advances were 7.4% and 6.2% for the six months ended June 30, 2006 and 2005, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,

	2006	2005

	(Thousands of dollars)

Allowance for credit losses at January 1	$792	$1,759
Change in loan loss provision	237	27
Write-offs	(69)	—
Foreign currency exchange rate changes	17	(29)

Allowance for credit losses at June 30	$977	$1,757

6.	Goodwill

          Goodwill is currently attributable to the Auction segment, as well as the Company's acquisition of NMP on June 7, 2006. The amount attributable to NMP is based on the Company's preliminary purchase price allocation. Upon completion of the Company's valuation procedures, a portion of this amount will be allocated to NMP's inventory, fixed assets and identifiable intangible assets, if any. (See Note 3 for more information related to this transaction.) For the six months ended June 30, 2006 and 2005, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Auction	NMP	Total	Auction	NMP	Total
Balance as of January 1	$13,447	$—	$13,447	$13,753	$—	$13,753
Goodwill acquired (see Note 3)	—	39,542	39,542	—	—	—
Foreign currency exchange rate changes	140	—	140	(253)	—	(253)

Balance as of June 30	$13,587	$39,542	$53,129	$13,500	$—	$13,500

7.	Credit Arrangements

          Bank Credit Facilities—On September 7, 2005, in connection with the Transaction discussed in Note 17 below, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the credit agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million on a one-time basis.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the United States (“U.S.”) and the United Kingdom (“U.K.”) (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, unamortized debt discount and eligible loans). As of June 30, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $278.5 million, consisting of a borrowing base of $288.5 million less $10 million in borrowings outstanding on that date. Such outstanding borrowings are classified as long-term liabilities in the Consolidated Balance Sheet as of June 30, 2006. As of July 24, 2006, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available and borrowing base under the BofA Credit Agreement was $210 million.

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

          On August 2, 2006, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.4 million), payable on September 15, 2006 to shareholders of record on September 1, 2006.

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and six months ended June 30, 2006, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 7.6% and 6.9%, respectively. For the three and six months ended June 30, 2005, the Company had no outstanding borrowings under the previous GE Capital Credit Agreement.

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

          As of June 30, 2006, aggregate future principal and interest payments due under the Notes are as follows (in thousands):

1 year	$6,875
2 years	6,875
3 years	106,302

Total future principal and interest payments	$120,052

Interest Expense—For the three and six months ended June 30, 2006 and 2005, interest expense related to the Company’s continuing operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Thousands of dollars)

Credit Facility Borrowings:
Interest expense on outstanding borrowings	$712	$—	$1,558	$—
Amortization of amendment and arrangement fees	142	250	280	500
Commitment fees	153	253	327	503

Sub-total	1,007	503	2,165	1,003

Interest expense on York Property capital lease obligation	4,464	4,475	8,932	8,951
Interest expense on long-term debt	1,741	1,740	3,482	3,479
Amortization of discount - DOJ antitrust fine (see Note 11)	—	294	101	658
Amortization of discount - Discount Certificates (see Note 11)	647	694	1,299	1,390
Other interest expense	511	294	921	661

Total	$8,370	$8,000	$16,900	$16,142

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

          The Company contributes to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Pension Plan”). In 2006, the Company expects to contribute approximately $3 million to the U.K. Pension Plan. For the three and six months ended June 30, 2006 and 2005, the components of net periodic pension cost related to the U.K. Pension Plan were:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Thousands of dollars)
Service cost	$1,650	$1,600	$3,236	$3,229
Interest cost	3,186	3,194	6,247	6,446
Expected return on plan assets	(4,107)	(4,226)	(8,053)	(8,384)
Amortization of prior service cost	67	68	131	137
Amortization of actuarial loss	846	532	1,659	1,073

Net periodic pension cost	$1,642	$1,168	$3,220	$2,501

9.	Commitments and Contingencies

          Employment Arrangements— The Company has employment arrangements with a number of key employees, which expire at various points between August 2008 and June 2011. Such arrangements provide, among other benefits, for minimum salary levels, incentive bonuses which are payable only if specified Company and individual goals are attained and participation in the Company’s Executive Bonus Plan. Additionally, certain of these arrangements provide for annual equity grants, severance payments and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants, was approximately $17.4 million as of August 1, 2006.

          Lending Commitments—In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $25.6 million at June 30, 2006.

          Legal Actions—The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

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

          Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At June 30, 2006, the carrying value of this inventory was $67.8 million. To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of June 30, 2006, December 31, 2005 and June 30, 2005, no such amounts were outstanding.

(See Notes 3, 7, 10 and 11 for other commitments. See Notes 3, 10 and 11 for other contingencies.)

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

          As of June 30, 2006, the Company had outstanding auction guarantees totaling $36.9 million, the property relating to which had a mid-estimate sales price (1) of $49.1 million. Substantially all of the property related to such guarantees is being offered at auctions during the second half of 2006. As of June 30, 2006, December 31, 2005 and June 30, 2005, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.9 million, $0.3 million and $0.1 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          As of July 28, 2006, the Company had outstanding auction guarantees totaling $41.6 million, the property relating to which had a mid-estimate sales price (1) of $54.2 million. Substantially all of the property related to such auction guarantees is being offered at auctions during the second half of 2006. As of July 28, 2006, $5 million of the guaranteed amount had been advanced by the Company and will be recorded within Notes Receivable and Consignor Advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

11.	Antitrust Related Matters

          In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie’s International, PLC (“Christie’s”). The Company has pled guilty to a violation of U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Settlement Liabilities of $34.1 million representing the present value of the fine payable. The $10.9 million discount on the fine payable was amortized to interest expense over the five-year period during which the fine was paid. The final payment of $15 million owed under the fine was paid by the Company on February 6, 2006 and the liability to the DOJ was extinguished.

          In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of June 30, 2006, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $48.3 million and the carrying value of such Discount Certificates reflected in the Consolidated Balance Sheets was approximately $46 million.

As of June 30, 2006, December 31, 2005 and June 30, 2005, Settlement Liabilities related to the two matters discussed above consisted of the following:

	June 30, 2006	December 31, 2005	June 30, 2005

	(Thousands of dollars)

Current:
Discount Certificates (net)	$46,015	$6,200	$3,900
DOJ antitrust fine (net)	—	14,899	14,311

Sub-total	46,015	21,099	18,211

Long-term:
Discount Certificates (net)	—	40,794	45,299

Total	$46,015	$61,893	$63,510

          As of June 30, 2006, the classification of the liability for Discount Certificates as current reflects the fact that unused Discount Certificates may be redeemed for cash starting in May 2007. The current portion of the liability for the Discount Certificates as of December 31, 2005 and June 30, 2005 represents management’s estimate of redemptions expected during the twelve-month period after the balance sheet date and is based on an analysis of historical redemption activity.

          During the period January 1, 2006 to June 30, 2006, amounts charged to and cash payments made against Settlement Liabilities with respect to the Discount Certificates and the DOJ antitrust fine were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total

	(Thousands of dollars)

Settlement Liabilities as of January 1, 2006	$46,994	$14,899	$61,893
Cash payment to DOJ	—	(15,000)	(15,000)
Redemption of Discount Certificates	(2,424)	—	(2,424)
Amortization of discount	1,299	101	1,400
Loss on redemption of Discount Certificates	146	—	146

Settlement Liabilities as of June 30, 2006	$46,015	$—	$46,015

          On March 10, 2003, the Company and Christie’s agreed to each pay $20 million to settle litigation, which alleged violations of the Federal antitrust laws and international law on behalf of purchasers and sellers in auctions conducted outside the U.S. (the “International Antitrust Litigation”), and thereafter, the Company deposited $20 million into an escrow account for the benefit of the members of the class of plaintiffs. The settlement agreement for the International Antitrust Litigation provides that if, as of June 7, 2006, there are any remaining settlement funds following the payment of all submitted claims, the Company and Christie’s will be reimbursed for third party administration costs incurred in distributing the settlement funds. As a result, in the second quarter of 2006, the Company recorded a $2.2 million benefit to General and Administrative Expenses, reflecting the recovery of such third party administration costs incurred through June 30, 2006, to be received by the end of 2006. (See Note 1 for information related to the original income statement classification of such expenses.)

          The Canadian Competition Bureau is continuing to conduct an investigation regarding anticompetitive practices relating to commissions charged by the Company and Christie’s for auction services during the period 1993 to 2000. In the first half of 2006, the Company recorded a $0.7 million accrual related to the settlement of this matter.

12.	Comprehensive Income

          The Company’s comprehensive income includes the net income for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three and six months ended June 30, 2006 and 2005, comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Thousands of dollars)
Net income	$71,448	$41,977	$67,470	$32,256
Other comprehensive income (loss)	3,535	(4,738)	4,743	(9,075)

Comprehensive income	$74,983	$37,239	$72,213	$23,181

13.	Stock-Based Compensation

          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock option awards to employees. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

          On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company applied APB No. 25 to account for its stock-based awards. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options issued to employees under its stock option plans, as all such options were granted with an exercise price equal to the stock's fair value on the date of grant. As such, the Company generally only recorded stock-based compensation expense for restricted stock, which amounted to $2 million and $4.4 million for the three and six months ended June 30, 2005, respectively. With the adoption of SFAS No. 123R, the Company recorded stock compensation expense for the cost of stock options and restricted stock of $3.7 million ($2.4 million after tax or $0.04 per diluted share) and $6.5 million ($4.3 million after tax or $0.07 per diluted share) for the three and six months ended June 30, 2006, respectively.

          The following table details the effect on net income and earnings per share had compensation expense for all employee share-based awards been recorded for the three and six months ended June 30, 2005 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the three and six months ended June 30, 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for the three and six months ended June 30, 2006 are included in the table below only to provide the detail for a comparative presentation to the comparable periods in 2005.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Thousands of dollars, except per share data)

Net income, as reported	$71,448	$41,977	$67,470	$32,256
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,427	1,317	4,289	2,965

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,427)	(1,690)	(4,289)	(3,709)

Pro forma net income	$71,448	$41,604	$67,470	$31,512

Earnings per share:
Basic earnings per share, as reported	$1.20	$0.67	$1.15	$0.51

Basic earnings per share, pro forma	$1.20	$0.66	$1.15	$0.50

Diluted earnings per share, as reported	$1.16	$0.66	$1.12	$0.50

Diluted earnings per share, pro forma	$1.16	$0.65	$1.12	$0.49

In recent years, the Company’s equity compensation strategy has evolved towards a preference for restricted stock as opposed to stock options.

          For the three and six months ending June 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.5 million ($0.4 million after tax or slightly less than $0.01 per diluted share) and $1.1 million ($0.7 million after tax or $0.01 per diluted share), respectively, for the cost of stock options related to the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”) that otherwise would not have been recognized. For the three and six months ended June 30, 2006, stock-based compensation expense for the cost of restricted stock of $3.1 million ($2.1 million after tax or $0.03 per basic and diluted share) and $5.3 million ($3.5 million after tax or $0.06 per diluted share), respectively, would have been recognized in 2006 regardless of the adoption of SFAS No. 123R. In addition, in connection with the adoption of SFAS No. 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first half of 2006 by approximately $8.6 million related to the classification of excess tax benefits from stock-based payment arrangements.

          Stock Options—Stock options issued pursuant to the 1997 Stock Option Plan are exercisable into authorized but unissued shares of the Company’s Common Stock. Stock options are granted with an exercise price equal to or greater than fair market value at the date of grant and generally expire ten years after the date of grant. Stock options granted pursuant to the 1997 Stock Option Plan, generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options granted on or after April 29, 1997 vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). In March 2006, the Compensation Committee approved an amendment to the 1997 Stock Option Plan whereby the maximum amount of shares reserved for issuance under this plan was reduced by approximately 7 million shares to 7.9 million shares. This amendment is consistent with the evolution of the Company’s equity compensation strategy towards a preference for restricted stock as opposed to stock options and was made in conjunction with shareholder approval of a 4.5 million increase in the number of shares of Common Stock authorized for issuance under the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”). On May 8, 2006, the Amended and Restated Restricted Stock Plan was approved. As of June 30, 2006, the number of shares of Common Stock authorized for issuance under the 1997 Stock Option Plan was 7.9 million shares.

(See “Restricted Stock” for a more detailed discussion of the Restricted Stock Plan.)

          In January 2002, the Company granted 1.6 million stock options pursuant to the 1997 Stock Option Plan which were due to vest on the earlier of one year from the date of grant or on the day after the market price of the Common Stock closed at or above $30 per share for ten consecutive trading days. These stock options vested in January 2003 as the market price of the Common Stock did not close at or above $30 per share for ten consecutive trading days during the one-year period after the date of grant. Such options will expire on the earlier of five years after the date of grant or six months after the market price of the Common Stock closes at or above $30 per share for ten consecutive trading days.

          In 2003, the Company granted 940,000 stock options pursuant to the 1997 Stock Option Plan. Such stock options, which were granted at an exercise price equal to the fair market value of the Common Stock at the date of grant, generally vest and become exercisable ratably after each of the first, second, third and fourth years following the date of grant and expire ten years after the date of grant.

          In June 2004 and August 2004, the Company granted 140,000 and 100,000 stock options, respectively, pursuant to the 1997 Stock Option Plan. These stock options were granted at an exercise price equal to the fair market value of the Common Stock at the date of the grant and expire ten years after the date of grant. The stock options granted in June vested and become exercisable ratably after each of the first and second years following the date of grant pursuant to the terms of an employment agreement. The stock options granted in August vested and become exercisable ratably after each of the first, second, third and fourth years following the date of grant.

          In 2005, the Company granted 136,500 stock options pursuant to the 1997 Stock Option Plan. These stock options, which were granted at an exercise price equal to the fair market value of the Common Stock at the date of the grant, vested on June 30, 2006 pursuant to the terms of an employment agreement and expire ten years after the date of grant.

          Included in the Company’s stock compensation expense in the three and six months ended June 30, 2006 is the cost related to the unvested portion of stock options granted in 2001 and from 2003 to 2005. The stock options granted before 2001 and those granted in 2002 were fully vested as of the beginning of 2006. No stock options were granted in the first half of 2006.

Changes in the number of stock options outstanding during the six months ended June 30, 2006 were as follows (shares in thousands):

	Options	Weighted Average
	Outstanding	Exercise Price

Balance at January 1, 2006	6,172	$16.51
Options canceled	(1)	$37.94
Options expired	(2)	$14.75
Options exercised	(2,669)	$17.12

Balance at June 30, 2006	3,500	$16.04

Options Exercisable at June 30, 2006	2,963	$17.14

          The total intrinsic value for stock options exercised during the six months ended June 30, 2006 and 2005 was approximately $20.1 million and $1.2 million, respectively. The weighted-average grant date fair value for the stock options granted in 2005 was $6.03.

          The fair value of stock options granted in 2005 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the 2005 grants was estimated using historical exercise behavior taking into consideration the shorter-than-normal vesting period. Expected volatility was based on historical volatility for a period approximately equal to the stock option’s expected life. No dividend yield was factored into the Black-Scholes valuation for the 2005 grant due to the fact that the Company had not declared a dividend since 1999.

2005

Dividend yield	—
Expected volatility	44.0%
Risk-free rate of return	3.9%
Expected life	4.5 years

          The following table summarizes additional information about stock options outstanding as of June 30, 2006 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options Outstanding	3,500	4.4 years	$34,999

Options Exercisable	2,963	4.0 years	$26,404

In the six months ended June 30, 2006, the amount of cash received from the exercise of stock options was approximately $45.7 million and the related tax benefit was $6.3 million.

          Restricted Stock—The Restricted Stock Plan provides for the issuance of restricted shares of Common Stock to eligible employees, as determined by the Compensation Committee. Restricted Stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Holdings, Inc. Executive Bonus Plan vest ratably over a three-year period; restricted shares issued pursuant to certain employment agreements vest over a three and five-year period and are subject to performance and market conditions, as well as time vesting. Prior to vesting, the participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. On May 8, 2006, the Company’s shareholders approved an amendment to the Restricted Stock Plan whereby the maximum amount of restricted stock that may be issued under the Amended and Restated Restricted Stock Plan was increased by 4.5 million shares to 6.5 million shares. As of June 30, 2006, the maximum amount of restricted stock which may be issued from the Company’s authorized but unissued or reacquired shares of Common Stock was 6.5 million shares, of which 4.3 million shares remained available for future grants.

          For financial statement purposes, the fair value of restricted stock is calculated based upon the closing stock price on the business day before the grant date. Included in the Company’s stock compensation expense for the six months ended June 30, 2006 are costs related to restricted stock granted from 2003 through the first half of 2006, including costs associated with 201,621 restricted shares granted in February 2006 in conjunction with the Company’s Executive Bonus Plan and 215,646 restricted shares granted in June 2006, as well as grants to the Company’s Chief Executive Officer discussed below.

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

          Pursuant to certain employment arrangements agreed to in the third quarter of 2006, the Company granted 427,531 shares of restricted stock that will only vest and create value for the grantees at the end of the third and fifth years of the employment arrangements, and only if certain objective performance and market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income.

Also, the Company granted 19,172 shares of restricted stock in July 2006 that will vest ratably after each of the first, second, third and fourth years following the date of grant.

Changes in the number of outstanding restricted stock shares during the six months ended June 30, 2006 were as follows (shares in thousands):

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value

Balance at January 1, 2006	1,356	$13.73
Restricted shares granted	796	$27.25
Restricted shares vested	(478)	$13.14
Restricted shares canceled	(1)	$12.85

Balance at June 30, 2006	1,673	$20.34

          The total fair value of restricted stock shares that vested during the six months ended June 30, 2006 and 2005 was $12.8 million and $4.8 million, respectively, based on the closing stock price on the date the shares vested.

          Under the provisions of SFAS No. 123R, the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as stock compensation expense is recognized at the date restricted stock is granted, is no longer required. Therefore, in the first quarter of 2006, the amount that had been in Deferred Compensation was eliminated against Additional Paid-in Capital in the Company’s Consolidated Balance Sheets.

          As of June 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock-based compensation was approximately $25.1 million and is expected to be recognized over a weighted-average period of approximately 3.4 years.

          As of July 24, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock-based compensation was approximately $37.1 million and is expected to be recognized over a weighted-average period of approximately 3.4 years.

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

          The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of June 30, 2006 is inventory with a carrying value of approximately $3.6 million. Such inventory consists entirely of artwork and is the collateral for the $3.5 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

          The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of March 31, 2006, the entity had total assets of $8.3 million, total liabilities of $7.7 million and capital of $0.6 million.

15.	Derivative Instruments

          The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks and client transactions, which primarily arise from short-term foreign currency denominated intercompany balances. Generally, such intercompany balances are centrally managed by the Company’s global treasury function. The Company’s objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

          The forward exchange contracts entered into by the Company are used mostly as economic cash flow hedges of the Company’s exposure to short-term foreign currency denominated intercompany balances. Such forward exchange contracts are typically short-term with settlement dates no more than one month from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings and are generally offset by the revaluation of the underlying intercompany balances in accordance with SFAS No. 52, “Foreign Currency Translation.”

          As of June 30, 2006, December 31, 2005 and June 30, 2005, the Consolidated Balance Sheets included assets of $1.1 million, $0.1 million and $0.5 million, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates.

16.	Discontinued Operations

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

          In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby’s International Realty trademark and certain related trademarks in Australia. Previously, the Company expected to consummate a license agreement related to such trademarks some time in 2006, but such an agreement could not be reached on terms acceptable to the Company. As a result, management has decided to continue operating the Company’s real estate brokerage business in Australia. Accordingly, the operating results of this business, which had previously been reported as discontinued operations in the Consolidated Income Statements since the fourth quarter of 2004, have been reclassified into the Company’s results from continuing operations for all periods presented. The Australia real estate brokerage business, which is the only remaining component of the Company’s former Real Estate segment, is not material to the Company’s results of operations, financial condition or liquidity.

The following is a summary of the results of the Company’s discontinued operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Thousands of dollars)

Revenues	$—	$186	$—	$498

Expenses	1,404	922	1,471	1,198

Operating loss	(1,404)	(736)	(1,471)	(700)
Other (expense) income	(15)	—	(15)	2

Loss from discontinued operations before taxes	(1,419)	(736)	(1,486)	(698)
Income tax benefit	(488)	(219)	(513)	(198)

Loss from discontinued operations	$(931)	$(517)	$(973)	$(500)

          According to the terms of the Stock Purchase Agreement related to the sale of SIR, the Company is due to receive amounts collected by Cendant for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the three and six months ended June 30, 2005, revenues from discontinued operations included $0.2 million and $0.5 million, respectively, of such amounts. Additionally, included in the Company’s results from discontinued operations for the three and six months ended June 30, 2006 is a litigation accrual related to events that occurred prior to sale of SIR on February 17, 2004.

17.	Recapitalization

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

18.	Reincorporation

          On June 30, 2006, Sotheby’s Holdings, Inc., a Michigan corporation (“Sotheby’s Michigan”), completed its reincorporation into the State of Delaware (the “Reincorporation”). The Reincorporation and related proposals were approved by the shareholders of Sotheby’s Michigan at the annual meeting of shareholders held on May 8, 2006. The Reincorporation was completed by means of a merger of Sotheby’s Michigan with and into Sotheby’s Delaware, Inc., a Delaware corporation (“Sotheby’s Delaware”) and a wholly-owned subsidiary of Sotheby’s Michigan incorporated for the purpose of effecting the Reincorporation, with Sotheby’s Delaware being the surviving corporation. Sotheby’s Delaware was renamed “Sotheby’s” upon completion of the merger.

          In the merger, each outstanding share of Sotheby’s Michigan Class A Limited Voting Common Stock (“Sotheby’s Michigan Stock”) was converted into one share of Common Stock of Sotheby’s Delaware (“Sotheby’s Delaware Stock”). As a result, holders of Sotheby’s Michigan Stock are now holders of Sotheby’s Delaware Stock, and their rights as holders thereof are governed by the General Corporation Law of the State of Delaware and the Certificate of Incorporation and By-Laws of Sotheby’s Delaware.

          The Reincorporation was accounted for as a reverse merger whereby, for accounting purposes, Sotheby’s Michigan is considered the acquiror and the surviving corporation is treated as the successor to the historical operations of Sotheby’s Michigan. Accordingly, the historical financial statements of Sotheby’s Michigan, which Sotheby’s Michigan previously reported to the SEC on Forms 10-K and 10-Q, among other forms, are treated as the financial statements of the surviving corporation.

          The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Michigan. Upon completion of the merger, the address of Sotheby’s principal executive offices is 1334 York Avenue, New York, NY 10021. Sotheby’s Michigan’s management and board of directors continue as the management and board of directors of Sotheby’s Delaware. Sotheby’s Delaware Stock will continue to trade on the New York Stock Exchange under the symbol “BID.” Shareholders are not required to exchange their existing stock certificates, which now represent an equivalent number of shares of Sotheby’s Delaware Stock.

19.	Recently Issued Accounting Standards

          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48, if any, on the Company's financial statements.

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

          Specifically, in MD&A, the Company makes reference to Adjusted EBITDA, which is defined as income from continuing operations excluding income tax expense, net interest expense and depreciation and amortization expense. Management believes that Adjusted EBITDA provides a useful supplemental performance measure of the Company’s operations and financial performance. Management also believes that Adjusted EBITDA-based measures are used by many investors, equity analysts and rating agencies as a measure of the Company’s financial performance. It is important to note that Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be considered as an alternative to income from continuing operations determined in accordance with GAAP.

          Additionally, when material, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are provided on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates from the prior year.

          Management also utilizes these non-GAAP financial measures in analyzing its operating results. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures is presented below in the “Overview” section and in the discussion of general and administrative expenses.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

          Note 4 (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

          The Company’s income from continuing operations for the three and six months ended June 30, 2006 increased $29.9 million, or 70%, and $35.7 million, or 109%, when compared to the same periods in the prior year, reflecting the continuing strength of the international art market, as Net Auction Sales and Private Sales (both defined below under “Key Performance Indicators”) increased significantly from the prior year. These higher levels of sale activity resulted in increases in auction and related revenues of $68 million, or 39%, and $87.5 million, or 35%, for the three and six months ended June 30, 2006. The higher level of revenues was partially offset by increases in operating expenses of $21.5 million, or 20%, and $33.1 million, or 17%, for these periods. A detailed discussion of each of the significant factors impacting the Company’s results from continuing operations for the three and six months ended June 30, 2006 is provided below. Management is encouraged by the current level of consignments for its fourth quarter auctions. (See Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”) (See statement on Forward Looking Statements and Item 1A, “Risk Factors.”)

The Company’s results from continuing operations for the three and six months ended June 30, 2006 and 2005 are summarized below (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended June 30	2006	2005	$ Change	% Change

Revenues:
Auction and related revenues	$243,511	$175,558	$67,953	38.7%
Finance revenues	3,550	1,768	1,782	*
License fee revenues	722	448	274	61.2%
Other revenues	516	578	(62)	(10.7%)

Total revenues	248,299	178,352	69,947	39.2%

Expenses	130,013	108,543	(21,470)	(19.8%)

Operating income	118,286	69,809	48,477	69.4%
Net interest expense	(7,261)	(6,368)	(893)	(14.0%)
Other expense	(816)	(218)	(598)	*

Income from continuing operations before taxes	110,209	63,223	46,986	74.3%
Equity in earnings of investees, net of taxes	402	130	272	*
Income tax expense	38,232	20,859	(17,373)	(83.3%)

Income from continuing operations	$72,379	$42,494	$29,885	70.3%

Key performance indicators:
Aggregate Auction Sales (a)	$1,480,777	$977,060	$503,717	51.6%
Net Auction Sales (b)	$1,281,559	$838,747	$442,812	52.8%
Private Sales (c)	$118,956	$79,537	$39,419	49.6%
Auction commission margin (d)	16.6%	18.7%	N/A	(11.2%)
Average loan portfolio (e)	$150,107	$92,549	$57,558	62.2%
Adjusted EBITDA (f)	$123,422	$75,362	$48,060	63.8%

			Favorable/(Unfavorable)

Six Months Ended June 30	2006	2005	$ Change	% Change

Revenues:
Auction and related revenues	$335,235	$247,733	$87,502	35.3%
Finance revenues	6,982	2,976	4,006	*
License fee revenues	1,192	624	568	91.0%
Other revenues	905	1,134	(229)	(20.2%)

Total revenues	344,314	252,467	91,847	36.4%

Expenses	224,324	191,203	(33,121)	(17.3%)

Operating income	119,990	61,264	58,726	95.9%
Net interest expense	(15,272)	(12,901)	(2,371)	(18.4%)
Other expense	(570)	(213)	(357)	*

Income from continuing operations before taxes	104,148	48,150	55,998	*
Equity in earnings of investees, net of taxes	509	480	29	6.0%
Income tax expense	36,214	15,874	(20,340)	*

Income from continuing operations	$68,443	$32,756	$35,687	*

Key performance indicators:
Aggregate Auction Sales (a)	$1,992,448	$1,333,040	$659,408	49.5%
Net Auction Sales (b)	$1,724,583	$1,143,799	$580,784	50.8%
Private Sales (c)	$233,532	$138,110	$95,422	69.1%
Auction commission margin (d)	16.6%	19.0%	N/A	(12.6%)
Average loan portfolio (e)	$146,277	$84,435	$61,842	73.2%
Adjusted EBITDA (f)	$130,919	$73,006	$57,913	79.3%

Legend:
*	Represents a change in excess of 100%.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by the Company.

(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(e)	Represents the average loan portfolio of the Company’s Finance segment.

(f)	See “Use of Non-GAAP Financial Measures” above.

          The following is a reconciliation of Adjusted EBITDA (see “Use of Non-GAAP Financial Measures” above) to income from continuing operations for the three and six months ended June 30, 2006 and 2005 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Adjusted EBITDA	$123,422	$75,362	$130,919	$73,006
Income tax expense related to continuing operations	38,232	20,859	36,214	15,874
Income tax expense related to earnings from equity investees	258	71	327	258
Net interest expense	7,261	6,368	15,272	12,901
Depreciation and amortization expense	5,292	5,570	10,663	11,217

Income from continuing operations	$72,379	$42,494	$68,443	$32,756

Impact of Foreign Currency Translations

          For the three months and six months ended June 30, 2006, foreign currency translations had a favorable impact of approximately $1.1 million and $0.8 million, respectively, on the Company’s income from continuing operations before taxes. The components of this favorable impact were as follows (in thousands of dollars):

Favorable /
Three months ended June 30, 2006	(Unfavorable)

Total revenues	$467
Total expenses	646

Operating income	1,113
Net interest expense and other	22

Income from continuing operations before taxes	$1,135

Favorable /
Six months ended June 30, 2006	(Unfavorable)

Total revenues	$(3,526)
Total expenses	4,225

Operating income	699
Net interest expense and other	63

Income from continuing operations before taxes	$762

Revenues

          For the three and six months ended June 30, 2006 and 2005, revenues from continuing operations consist of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended June 30	2006	2005	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$212,773	$156,857	$55,916	35.6%
Auction expense recoveries	6,523	7,197	(674)	(9.4%)
Private sale commissions	9,904	5,589	4,315	77.2%
Principal activities	9,752	1,348	8,404	*
Catalogue subscription revenues	2,280	2,548	(268)	(10.5%)
Other	2,279	2,019	260	12.9%

Total auction and related revenues	243,511	175,558	67,953	38.7%

Other revenues:
Finance revenues	3,550	1,768	1,782	*
License fee revenues	722	448	274	61.2%
Other	516	578	(62)	(10.7%)

Total other revenues	4,788	2,794	1,994	71.4%

Total revenues	$248,299	$178,352	$69,947	39.2%

			Favorable/(Unfavorable)

Six Months Ended June 30	2006	2005	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$286,826	$216,965	$69,861	32.2%
Auction expense recoveries	8,405	10,064	(1,659)	(16.5%)
Private sale commissions	17,540	10,722	6,818	63.6%
Principal activities	12,020	1,754	10,266	*
Catalogue subscription revenues	4,268	4,886	(618)	(12.6%)
Other	6,176	3,342	2,834	84.8%

Total auction and related revenues	335,235	247,733	87,502	35.3%

Other revenues:
Finance revenues	6,982	2,976	4,006	*
License fee revenues	1,192	624	568	91.0%
Other	905	1,134	(229)	(20.2%)

Total other revenues	9,079	4,734	4,345	91.8%

Total revenues	$344,314	$252,467	$91,847	36.4%

Legend:

*	Represents a change in excess of 100%.

Auction and Related Revenues

          For the three and six months ended June 30, 2006, auction and related revenues increased $68 million, or 39%, to $243.5 million, and $87.5 million, or 35%, to $335.2 million, when compared to the same periods in the prior year. This improvement is principally due to increased auction commission revenues, and, to a lesser extent, a higher level of principal activities and private sale commissions. Each of the significant factors impacting the increase in auction and related revenues is explained in more detail below.

          Auction Commission Revenues—For the three and six months ended June 30, 2006, the higher level of auction commission revenues is principally due to increases of 53% and 51%, respectively, in Net Auction Sales, partially offset by reductions in auction commission margin of 11% (from 18.7% to 16.6%) and 13% (from 19% to 16.6%), respectively. See “Net Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

          Net Auction Sales—For the three and six months ended June 30, 2006, Net Auction Sales increased $442.8 million, or 53%, to $1.3 billion, and $580.8 million, or 51%, to $1.7 billion, when compared to the same periods in the prior year.

          The increase in second quarter Net Auction Sales is primarily attributable to the following factors:

•

A $306.6 million, or 93%, improvement in results from this year’s spring Impressionist and Contemporary Art sales conducted in New York and London. The New York sales were highlighted by the sale of Picasso’s Dora Maar with Cat for $85 million, for which there was no comparably priced painting sold in the prior year. The significant improvement in these results is indicative of the continued strength of these markets, which greatly contributed to an increase in both the number of lots sold and the average selling price of such lots.

•	A $41 million, or 122%, increase in sales of Russian art in New York and London, reflecting the continued growth of this market.

•

A $22.7 million increase in sales of Old Master Paintings, as current year results include the single-owner sale of William Blake watercolors ($8.7 million), for which there was no comparable sale in the prior period. Also contributing to the increase is a $7.2 million improvement in Old Master Paintings sales results in our Milan salesroom.

•	A $16.5 million increase in sales of American Paintings.

•

A $9.8 million increase in Net Auction Sales conducted by Sotheby’s Asia (which includes auction salesrooms in Hong Kong, Singapore and Australia), primarily due to a 202% improvement in sales of Contemporary Chinese Art in Hong Kong.

•	Smaller increases across several other collecting categories, including Jewelry in Switzerland and New York ($10.1 million), Books and Collectibles ($10 million) and Latin American art ($9 million).

          The higher level of Net Auction Sales for the six months ended June 30, 2006 was largely the result of the sales increases discussed above, as well as the Company’s strong first quarter Net Sales results which included:

•	A $66 million improvement in results from the winter Impressionist and Contemporary Art sales in London.

•	A $36.8 million increase in results from the January various-owner Old Master Paintings sales in New York, principally due to the sale of more high-value lots.

•

A $34.1 million increase in Asian art sales in New York as the Company conducted four such sales in the first quarter of 2006 compared to one sale in the same period of the prior year, reflecting market growth in the areas of Chinese Contemporary Art, Chinese Works of Art and Indian Art.

          Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. Auction commission margins are adversely impacted by arrangements whereby, in certain limited situations, auction commissions are shared with the consignor or with the Company’s partners in auction guarantees. In certain of these instances, the Company may share auction commissions with the consignor as part of an auction guarantee in exchange for a portion of the hammer price in excess of the guaranteed amount. Auction commissions shared with auction guarantee partners are the result of management’s decision to reduce auction risk through sharing arrangements with such partners, whereby the Company reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission.

          As discussed above, for the three and six months ended June 30, 2006, auction commission margin decreased 11% (from 18.7% to 16.6%) and 13% (from 19% to 16.6%) when compared to the same periods in 2005. This reduction in auction commission margins is due to an unfavorable change in sales mix as a more significant portion of Net Auction Sales in the first half of 2006 were at the high-end of the Company’s business where auction commission margins are traditionally lower. Also contributing to the deterioration in auction commission margin in the second quarter of 2006 were certain significant consignments which were sold subject to commission sharing arrangements, whereby the Company shared the auction commissions in exchange for a portion of the hammer price (see discussion of Principal Activities below). As a result, shared auction commissions increased $11.3 million during the second quarter of 2006, when compared to the same period in the prior year.

          Principal Activities—Principal Activities consists mainly of income or loss related to auction guarantees, gains or losses on sales of inventory and gains or losses related to the sales of loan collateral, as well as any decreases in the carrying value of the Company’s inventory. The level of principal activities in a period is largely attributable to the success of the Company in selling property consigned in connection with auction guarantees, as well as the supply of quality property available for investment and resale and the demand by buyers for such property.

          For the three and six months ended June 30, 2006, principal activities increased $8.4 million and $10.3 million when compared to the same periods in the prior year, primarily due to significantly favorable guarantee experience in the second quarter of 2006 (see discussion of Auction Commission Margin above). As discussed above, in certain limited situations the Company may share auction commissions with the consignor as part of an auction guarantee in exchange for a portion of the hammer price in excess of the guaranteed amount. As a result, in periods impacted by such arrangements, such as in this period, auction commission revenues are best reviewed in the aggregate with principal activities to fully understand auction and related revenues for the period.

          Private Sale Commissions—The level of private sale commissions earned by the Company in any period is typically highly variable. For the three and six months ended June 30, 2006, private sale commissions increased $4.3 million, or 77%, and $6.8 million, or 64%, when compared to the same periods in the prior year. Most notably, private sale results for the second quarter of 2006 include the sale of the Collection of Dr. Martin Luther King, for which there was no comparable private sale in the prior period. The overall increase in private sale commissions reflects management’s continued commitment to pursue private sales opportunities in the strong international art market.

Finance Revenues

          For the three and six months ended June 30, 2006, Finance revenues increased $1.8 million and $4 million, respectively, when compared to the same periods in the prior year. These substantial increases principally resulted from a 73% increase in the year-to-date average loan portfolio balance (from $84.4 million to $146.3 million) and higher interest rates. A significant portion of the increase in the average loan portfolio balance is the result of two term loans issued to the same borrower in the second and fourth quarters of 2005 totaling $51.5 million. For the three and six months ended June 30, 2006 these two loans contributed approximately $1 million and $2.3 million, respectively, to the increase in Finance revenues for the period and, in the aggregate, comprise approximately 35% of the client loan portfolio at June 30, 2006. The growth in the Finance segment’s client loan portfolio reflects the availability of capital to fund new loans and management’s marketing efforts in this area.

Expenses

          For the three and six months ended June 30, 2006 and 2005, expenses from continuing operations consist of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended June 30	2006	2005	$ Change	% Change

Direct costs of services	$23,228	$19,029	($4,199)	(22.1%)
Salaries and related costs	70,338	53,326	(17,012)	(31.9%)
General and administrative expenses	31,155	30,618	(537)	(1.8%)
Depreciation and amortization expense	5,292	5,570	278	5.0%

Total expenses	$130,013	$108,543	($21,470)	(19.8%)

			Favorable / (Unfavorable)

Six Months Ended June 30	2006	2005	$ Change	% Change

Direct costs of services	$36,111	$29,270	($6,841)	(23.4%)
Salaries and related costs	114,342	92,879	(21,463)	(23.1%)
General and administrative expenses	63,208	57,837	(5,371)	(9.3%)
Depreciation and amortization expense	10,663	11,217	554	4.9%

Total expenses	$224,324	$191,203	($33,121)	(17.3%)

Direct Costs of Services

          Direct costs of services consists largely of catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company’s auction offerings. For example, direct costs attributable to single-owner or other high-value collections are typically higher than those associated with standard various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions and higher shipping expenses.

          For the three and six months ended June 30, 2006, direct costs of services increased $4.2 million, or 22%, and $6.8 million, or 23%, when compared to the same periods in the prior year. The increase in direct costs is consistent with the volume and type of property offered and sold at auction during the periods. In particular, the increase reflects higher shipping and sale promotion costs related to the successful spring Impressionist and Contemporary sales in New York and London, as discussed above. Also contributing to the increase in direct costs for the three and six months ended June 30, 2006 are $0.4 million and $1.2 million, respectively, in corporate marketing expenses attributable to increased spending for client service programs.

Salaries and Related Costs

          For the three and six months ended June 30, 2006 and 2005, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three months ended June 30	2006	2005	$ Change	% Change

Full-time salaries	$26,939	$24,945	($1,994)	(8.0%)
Employee benefits	7,718	5,507	(2,211)	(40.1%)
Payroll taxes	4,416	3,357	(1,059)	(31.5%)
Incentive bonus costs	23,945	14,049	(9,896)	(70.4%)
Stock compensation expense	3,140	970	(2,170)	*
Option Exchange	530	995	465	46.7%
Other **	3,650	3,503	(147)	(4.2%)

Total salaries and related costs	$70,338	$53,326	($17,012)	(31.9%)

			Favorable / (Unfavorable)

Six months ended June 30	2006	2005	$ Change	% Change

Full-time salaries	$53,465	$50,576	($2,889)	(5.7%)
Employee benefits	13,547	10,577	(2,970)	(28.1%)
Payroll taxes	8,431	6,515	(1,916)	(29.4%)
Incentive bonus costs	25,881	14,785	(11,096)	(75.0%)
Stock compensation expense	4,977	1,724	(3,253)	*
Option Exchange	1,476	2,658	1,182	44.5%
Other **	6,565	6,044	(521)	(8.6%)

Total salaries and related costs	$114,342	$92,879	($21,463)	(23.1%)

          Legend:

          *      Represents a change in excess of 100%.

          **    Principally includes the cost of temporary labor and overtime.

          For the three and six months ended June 30, 2006, salaries and related costs increased $17 million, or 32%, and $21.5 million, or 23%, when compared to the same periods in the prior year. These increases are primarily due to higher levels of incentive bonus costs, and, to a much lesser extent, higher stock compensation costs, employee benefit costs, full-time salaries and payroll taxes. The overall increase in salaries and related costs for the periods is minimally offset by lower costs related to the Option Exchange program. See discussion below for a more detailed explanation of each of these factors.

          Incentive Bonus Costs—For the three and six months ended June 30, 2006, incentive bonus costs increased approximately $9.9 million, or 70%, and $11.1 million, or 75%, when compared to the same periods in the prior year, due to the Company’s strong financial performance through the first six months of 2006.

          Stock Compensation Expense—For the three and six months ended June 30, 2006, stock compensation expense (excluding costs related to the Exchange Offer described below) increased $2.2 million and $3.3 million, respectively, when compared to the same periods in the prior year. These increases are principally attributable to $1.1 million in stock compensation costs resulting from a compensation arrangement with the Company’s Chief Executive Officer consummated in April 2006, as well as incremental costs from restricted stock grants made during and subsequent to the second quarter of 2005. For the three and six months ended June 30, 2006, the Company also recognized $0.5 million and $1.1 million, respectively, in stock compensation expense resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” on January 1, 2006. (See Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more detailed information related to the adoption of SFAS No. 123R.)

          For the year ended December 31, 2006, stock compensation expense (excluding costs related to the Exchange Offer discussed below) is expected to increase approximately $9.6 million when compared to 2005 principally due to the compensation arrangement with the Company’s Chief Executive Officer consummated in April 2006 and stock compensation costs associated with other restricted stock grants in 2006, as well as $1.4 million related to the adoption of SFAS No. 123R. (See statement on Forward Looking Statements.)

          Full-Time Salaries—For the three and six months ended June 30, 2006, full-time salaries increased $2 million, or 8%, and $2.9 million, or 6%, respectively, when compared to the same periods in the prior year. These increases are principally due to strategic headcount additions in certain departments within the Auction segment, including Contemporary Paintings, Russian Art and Asian Art, as well as limited salary increases. These increases are partially offset by the $1.1 million impact of favorable foreign currency exchange rates in the first quarter of 2006, when compared to the same period in the prior year.

          Payroll Taxes— For the three and six months ended June 30, 2006, payroll taxes increased $1.1 million, or 32%, and $1.9 million, or 29%, respectively, when compared to the same periods in the prior year, principally due to incremental payroll taxes resulting from a significantly higher level of employee stock option exercises and restricted stock share vests during the period. To a lesser extent, the increase in payroll taxes is also attributable to the increases in full-time salaries and incentive bonus costs discussed above.

          Employee Benefit Costs— Employee benefit expenses include costs of the Company’s retirement plans, the costs of its health and welfare programs and, to a much lesser extent, severance costs. The Company’s material retirement plans include a defined benefit pension plan covering substantially all employees in the United Kingdom (“U.K.”) and defined contribution and deferred compensation plans for employees in the United States (“U.S.”). The U.S. plans provide for a Company matching contribution of up to 6% of each participant’s eligible compensation as well as a discretionary annual Company contribution that varies depending on the Company’s profitability. Generally, the level of employee benefit costs is dependent upon movements in headcount and compensation levels, as well as the Company’s financial performance. Additionally, expenses related to the Company’s U.K. defined benefit pension plan are significantly influenced by interest rates and investment performance in the debt and equity markets (see Part II, Item 1A, “Risk Factors”).

          For the three and six months ended June 30, 2006, employee benefit costs increased $2.2 million, or 40%, and $3 million, or 28%, respectively, when compared to the same periods in the prior year. The higher level of employee benefit costs is due to the headcount, salary and incentive bonus cost increases discussed above, as well as a $0.6 million increase in profit sharing costs related to the Company’s U.S. pension plans in the second quarter of 2006 as a result of the Company’s strong financial performance. For the three and six months ended June 30, 2006, the Company’s results also reflect increases of $0.5 million and $0.7 million, respectively, in costs related to the Company’s U.K. defined benefit pension plan (see Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), as well as increases of $0.2 million and $0.7 million, respectively, in severance costs.

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

          For the three and six months ended June 30, 2006, compensation expense related to the Exchange Offer decreased $0.5 million, or 47%, and $1.2 million, or 45%, respectively, when compared to the same periods in the prior year as a result of lower stock compensation expense related to the issuance of 1.1 million restricted shares in the Exchange Offer, which is being amortized over a graded four-year vesting period. The amortization of stock compensation expense related to the Exchange Offer is expected to be approximately $2.5 million and $1.2 million for the years ended December 31, 2006 and 2007, respectively. (See statement on Forward Looking Statements.)

General and Administrative Expenses

          For the three months ended June 30, 2006, general and administrative expenses increased $0.5 million, or 2%, when compared to the prior period, with increases experienced in professional fees ($1.8 million), travel and entertainment costs ($1.1 million), facilities-related costs ($0.6 million) and various smaller increases in other general and administrative expenses ($0.2 million). These increases were partially offset by the one-time benefit associated with the recovery of $2.2 million in administrative expenses related to the settlement of the International Antitrust Litigation to be received by the end of 2006 (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and a $1 million decrease in client goodwill gestures and authenticity claims.

          For the six months ended June 30, 2006, general and administrative expenses increased $5.4 million, or 9%, to $63.2 million. During this period, the favorable impact of foreign currency translations on general and administrative expenses was approximately $1.4 million. Excluding the favorable impact of foreign currency translations, general and administrative expenses increased $6.8 million, or 12%, to $64.6 million, when compared to the same period in the prior year. This increase is largely attributable to the following factors:

•

An increase of $2.5 million in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the period. Also contributing to the increase in travel and entertainment costs during the period are price increases for airfares and other travel costs.

•

An increase of $2.4 million in professional fees, as a result of outsourcing the Company’s catalogue production operations in the U.K. and other corporate initiatives. Beginning in the third quarter of 2006, the Company is realizing savings as a result of outsourcing catalogue production operations in the U.K.

•	A $1.7 million increase in premises rental and maintenance costs.

•

A $0.7 million accrual recorded in the first half of 2006 related to the settlement of the Canadian Competition Bureau investigation. (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

•	Various smaller increases in other general and administrative expenses totaling approximately $2.4 million.

          For the six months ended June 30, 2006, the overall increase in general and administrative expenses was partially offset by the one-time benefit associated with the recovery of $2.2 million in administrative expenses related to the settlement of the International Antitrust Litigation (see Notes 1 and 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for information related to the original income statement classification of such expenses) and a $0.7 million reduction in insurance costs, reflecting management’s cost reduction efforts and lower overall premiums available in the insurance market.

Net Interest Expense

          Due to funding requirements for new client loans, as well as decreased cash balances resulting from funding the Transaction described under “Recapitalization” below, the Company had significantly lower average cash balances and short-term investments and a higher level of average outstanding revolving credit facility borrowings during the three and six months ended June 30, 2006, when compared to the same periods in the prior year. As a result, for the three and six months ended June 30, 2006, net interest expense increased $0.9 million, or 14%, and $2.4 million, or 18%, respectively, when compared to the same periods in 2005. (See “Liquidity and Capital Resources” below and Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Income Tax Expense

          The Company’s effective tax rate for the three and six months ended June 30, 2006 was approximately 35%, compared to 33% in the comparable periods of the prior year. The change in the effective tax rate was primarily attributable to permanent disallowances of employee compensation and an increased proportion of the Company’s taxable income generated in the United States, which is a higher tax jurisdiction than some of the international countries or territories where the Company earns income.

Discontinued Operations

          For information related to Discontinued Operations, see Note 16 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

FINANCIAL CONDITION AS OF JUNE 30, 2006

This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

For the six months ended June 30, 2006, total cash and cash equivalents related to the Company’s continuing and discontinued operations decreased $32.2 million primarily due to the factors discussed below.

Net cash used by operations was $42.6 million for the six months ended June 30, 2006 and is principally due to the following factors:

•	A $122.4 million net increase in net amounts owed by clients principally due to the timing and settlement of auction sales conducted in the fourth quarter of 2005 and the first half of 2006.
•

The funding of $15 million of the fine payable to the DOJ in February 2006 and the redemption of $2.4 million in vendor’s commission discount certificates (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

•

A $10.9 million net increase in inventory (excluding inventory acquired in conjunction with the acquisition of Noortman Master Paintings, B.V., as discussed in Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

The impact of these net cash outflows from operations was partially offset by net income of $67.5 million during the period.

Net cash used by investing activities was $8.4 million for the six months ended June 30, 2006 and was largely due to the funding of $162.1 million in client loans, and, to a lesser extent, an increase of $8.2 million in restricted cash and capital expenditures of $4.5 million. These investing cash outflows are largely offset by the collection of $165.8 million in client loans.

Net cash provided by financing activities was $17.9 million for the six months ended June 30, 2006 and is principally due to $353.8 million in proceeds received from credit facility borrowings, $45.7 million in proceeds received from the exercise of stock options and $8.6 million in excess tax benefits resulting from the stock option exercises. These financing inflows are partially offset by repayments of credit facility borrowings of $380 million and, to a much lesser extent, the $9.5 million repayment of acquiree bank debt (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

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

          As a result of the Transaction, the dual class super-voting share structure that had been in place since the Company’s initial public offering in 1988 was eliminated, allowing for a corporate governance structure that is more consistent with the best practices of public companies. Management believes that the simplified share structure has enhanced share liquidity and increased the Company’s strategic and financing flexibility. (See statement on Forward Looking Statements.)

REINCORPORATION

          On June 30, 2006, Sotheby’s Holdings, Inc., a Michigan corporation (“Sotheby’s Michigan”), completed its reincorporation into the State of Delaware (the “Reincorporation”). The Reincorporation and related proposals were approved by the shareholders of Sotheby’s Michigan at the annual meeting of shareholders held on May 8, 2006. The Reincorporation was completed by means of a merger of Sotheby’s Michigan with and into Sotheby’s Delaware, Inc., a Delaware corporation (“Sotheby’s Delaware”) and a wholly-owned subsidiary of Sotheby’s Michigan incorporated for the purpose of effecting the Reincorporation, with Sotheby’s Delaware being the surviving corporation. Sotheby’s Delaware was renamed “Sotheby’s” upon completion of the merger.

          In the merger, each outstanding share of Sotheby’s Michigan Class A Limited Voting Common Stock (“Sotheby’s Michigan Stock”) was converted into one share of Common Stock of Sotheby’s Delaware (“Sotheby’s Delaware Stock”). As a result, holders of Sotheby’s Michigan Stock are now holders of Sotheby’s Delaware Stock, and their rights as holders thereof are governed by the General Corporation Law of the State of Delaware and the Certificate of Incorporation and By-Laws of Sotheby’s Delaware.

          The Reincorporation was accounted for as a reverse merger whereby, for accounting purposes, Sotheby’s Michigan is considered the acquiror and the surviving corporation is treated as the successor to the historical operations of Sotheby’s Michigan. Accordingly, the historical financial statements of Sotheby’s Michigan, which Sotheby’s Michigan previously reported to the SEC on Forms 10-K and 10-Q, among other forms, are treated as the financial statements of the surviving corporation.

          The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Michigan. Upon completion of the merger, the address of Sotheby’s principal executive offices is 1334 York Avenue, New York, NY 10021. Sotheby’s Michigan’s management and board of directors continue as the management and board of directors of Sotheby’s Delaware. Sotheby’s Delaware Stock will continue to trade on the New York Stock Exchange under the symbol “BID.” Shareholders are not required to exchange their existing stock certificates, which now represent an equivalent number of shares of Sotheby’s Delaware Stock.

ACQUISITION

          On June 7, 2006, the Company and Arcimboldo S.A., a private limited liability company incorporated under the laws of Luxembourg, (“Arcimboldo”) entered into a sale and purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Noortman Master Paintings B.V., a company incorporated under the laws of the Netherlands (“NMP”), one of the world’s leading art dealers. NMP is based in Maastricht, the Netherlands. Robert C. Noortman is the sole shareholder of Arcimboldo and has guaranteed the obligations of Arcimboldo under the Purchase Agreement. The acquisition of NMP offers the Company growth opportunities by adding a pre-eminent art dealer in an important market. NMP’s results are included in the Company’s Consolidated Income Statements beginning on June 1, 2006 and are not material to the periods covered by this report. Consequently, such results are included in All Other for segment reporting purposes for the three and six months ended June 30, 2006 (see Note 4). Beginning in the third quarter of 2006, NMP’s results will be reported in a new segment, if material.

          Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Limited Voting Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration is based on the actual number of shares issued using the closing price of Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the fair value of certain restrictions on the future transfer of the Sotheby’s Shares issued as Initial Consideration, as discussed in more detail below. The fair value of these restrictions was determined by an independent valuation expert. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a $16.1 million long-term non-interest bearing note payable to Arcimboldo over a period of three years and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of a $11.7 million payable to Sotheby's (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). The present value of the note payable to Arcimboldo is $14.6 million. The $1.5 million discount on the note payable is being amortized to interest expense over the three-year term. The first payment of $2.6 million under the note payable was made on July 26, 2006.

          An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been released and placed into escrow if NMP achieves certain targeted performance criteria specified in the Purchase Agreement during the five years following the closing of the transaction and if Mr. Noortman continues to be employed by the Company. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $27.63 per share on July 31, 2006 the Additional Consideration has a value of approximately $13.4 million, the Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

          If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

          The Purchase Agreement also provides for certain restrictions on the transfer of Sotheby’s Shares received by Arcimboldo, as discussed above. Subject to certain limited exclusions, Arcimboldo may not transfer any of the Sotheby’s Shares that it received as Initial Consideration for a period of two years after the closing, and may not transfer 20% of the Sotheby’s Shares that it received as Initial Consideration for a period of five years after the closing.

          The Company, Arcimboldo and Mr. Noortman also made customary warranties and covenants in the Purchase Agreement, including certain post-closing business covenants of the Company and certain non-competition and non-solicitation covenants of Arcimboldo and Mr. Noortman for a period of five years following closing. Mr. Noortman also entered into a seven-year employment agreement with NMP.

          (See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information related to this acquisition.)

SHARES OUTSTANDING

          Diluted weighted average shares outstanding for the three and six months ended June 30, 2006 decreased by approximately 2.2 million and 3.7 million shares, respectively, when compared to the same periods in the prior year. The impact of the Transaction on diluted shares outstanding was partially offset by the impact of employee stock option exercises subsequent to the first quarter of 2005, which has resulted in the issuance of approximately 3.2 million additional shares of the Company’s Common Stock, as well as the issuance of 1.9 million shares in conjunction with the acquisition of NMP. As a result of these events, management expects weighted average diluted shares outstanding for the year ended December 31, 2006 to be in the range of approximately 62 million. (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes the Company’s material contractual obligations and commitments as of June 30, 2006:

		Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

		(Thousands of dollars)
Principal payments on borrowings:
Credit facility borrowings (1)	$10,000	$—	$—	$10,000	$—
Long-term debt (2)	100,000	—	100,000	—	—

Sub-total	110,000	—	100,000	10,000	—

Interest payments on borrowings:
Long-term debt (2)	20,052	6,875	13,177	—	—

Sub-total	20,052	6,875	13,177	—	—

Other commitments:
York Property capital lease	379,314	19,287	39,224	41,274	279,529
Operating lease obligations	78,553	14,775	23,812	11,620	28,346
Discount Certificates (3)	48,316	48,316	—	—	—
Note payable to Arcimboldo (4)	16,082	5,361	10,721	—	—
Employment arrangements (5)	11,335	2,965	4,514	2,620	1,236

Sub-total	533,600	90,704	78,271	55,514	309,111

Total	$663,652	$97,579	$191,448	$65,514	$309,111

(1)

Represents the outstanding principal related to the Company’s credit facility borrowings. (See “Liquidity and Capital Resources” below and Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information related to the Company’s credit arrangements.)

(2)

Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s long-term debt. (See “Liquidity and Capital Resources” below and Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information related to the Company’s credit arrangements.)

(3)

Represents the face value of the Discount Certificates that were distributed in conjunction with the settlement of certain civil litigation related to the antitrust investigation by the U.S. Department of Justice (the “DOJ”), which are fully redeemable in connection with any auction that is conducted by the Company or Christie’s International, PLC in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(4)	See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

(5)

Represents the remaining commitment for future salaries as of June 30, 2006 related to employment arrangements with a number of key employees, excluding incentive bonuses. (See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

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

          As of June 30, 2006, the Company had outstanding auction guarantees totaling $36.9 million, the property relating to which had a mid-estimate sales price (1) of $49.1 million. Substantially all of the property related to such guarantees is being offered at auctions during the second half of 2006. As of June 30, 2006, December 31, 2005 and June 30, 2005, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.9 million, $0.3 million and $0.1 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          As of July 28, 2006, the Company had outstanding auction guarantees totaling $41.6 million, the property relating to which had a mid-estimate sales price (1) of $54.2 million. Substantially all of the property related to such auction guarantees is being offered at auctions during the second half of 2006. As of July 28, 2006, $5 million of the guaranteed amount had been advanced by the Company and will be recorded within Notes Receivable and Consignor Advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

          In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $25.6 million at June 30, 2006.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and client transactions. Generally, such intercompany balances are centrally managed by the Company’s global treasury function. The Company’s objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

          At June 30, 2006, the Company had $197.8 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. As of June 30, 2006, December 31, 2005 and June 30, 2005, the Consolidated Balance Sheets included assets of $1.1 million, $0.1 million and $0.5 million, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates.

CONTINGENCIES

          For information related to Contingencies, see Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

LIQUIDITY AND CAPITAL RESOURCES

          On September 7, 2005, in connection with the Transaction discussed in Note 17 below, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the credit agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million on a one-time basis.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the U.K. (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, unamortized debt discount and eligible loans). As of June 30, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $278.5 million, consisting of a borrowing base of $288.5 million less $10 million in borrowings outstanding on that date. Such outstanding borrowings are classified as long-term liabilities in the Consolidated Balance Sheet as of June 30, 2006. As of July 24, 2006, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available and borrowing base under the BofA Credit Agreement was $210 million.

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

          On August 2, 2006, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.4 million), payable on September 15, 2006 to shareholders of record on September 1, 2006. It is the intention of the Company to continue to pay quarterly dividends at this rate (an annual rate of $0.40 per share), subject to Board approval depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and six months ended June 30, 2006, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 7.6% and 6.9%, respectively. For the three and six months ended June 30, 2005, the Company had no outstanding borrowings under the previous GE Capital Credit Agreement.

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

          The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of the Finance segment’s client loan portfolio, the funding of capital expenditures and the payment of the quarterly dividend discussed above, as well as the short-term commitments to be funded prior to June 30, 2007 included in the table of contractual obligations above.

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48, if any, on the Company's financial statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable, consignor advances, revolving credit facility borrowings, long-term debt, the note payable to Arcimboldo (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and the settlement liability related to the Discount Certificates issued in connection with certain civil antitrust litigation (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

At June 30, 2006, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $18.3 million. Excluding the potential impact of this hypothetical strengthening or weakening of the U.S. dollar, the market risk of the Company’s financial instruments has not changed significantly as of June 30, 2006 from that set forth in the Company’s Form 10-K for the year ended December 31, 2005.

At June 30, 2006, the Company had $197.8 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of June 30, 2006, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

          As a result of the Company’s acquisition of NMP in June 2006, (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), we incorporated internal controls over financial reporting to include the consolidation of NMP's balance sheet and income statement, as well as acquisition related accounting and disclosures. There were no other changes in our internal control over financial reporting made during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

          The Canadian Competition Bureau is continuing to conduct an investigation regarding anti-competitive practices relating to commissions charged by the Company and Christie’s for auction services during the period 1993 to 2000. In the first half of 2006, the Company recorded a $0.7 million accrual related to the settlement of this matter.

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

          (See Notes 9 and 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

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

Political conditions

          Global political conditions may affect the Company’s business through their effect on the economies of various countries, as well as on the decision of buyers and sellers to purchase and sell art in the wake of economic uncertainty. These conditions may also influence the enactment of legislation that could adversely affect the Company’s business.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2006, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were:

(i)	The election of nine directors by the holders of the Company’s Class A Common Stock;

(ii)	The ratification of the Company’s reincorporation in the state of Delaware;

(iii)	The ratification of the provision in the surviving corporation’s certificate of incorporation regarding who may call special shareholder meetings;

(iv)	The ratification of the Company’s Amended and Restated Restricted Stock Plan;

(v)	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2006;

(vi)	The ratification of the provision in the surviving corporation’s certificate of incorporation to provide that shareholder actions may only be taken at a duly called meeting of shareholders.

The results of the voting are shown below:

(i)	ELECTION OF CLASS A COMMON STOCK DIRECTORS

NOMINEES	FOR	AGAINST	WITHHELD

Michael Blakenham	47,692,785	0	3,681,468
Steven B. Dodge	49,040,701	0	2,333,552
Duke of Devonshire	36,890,794	0	14,483,459
Allen Questrom	49,079,025	0	2,295,228
William F. Ruprecht	46,399,197	0	4,975,056
Michael I. Sovern	49,011,113	0	2,363,140
Donald M. Stewart	48,888,892	0	2,485,361
Robert S. Taubman	48,136,655	0	3,237,598
Robin G. Woodhead	47,519,972	0	3,854,281

(ii)	RATIFICATION OF REINCORPORATION IN THE STATE OF DELAWARE

	43,858,964	Votes were cast;
	39,531,164	Votes were cast for the resolution;
	4,286,829	Votes were cast against the resolution; and
	40,971	Votes abstained

(iii)	RATIFICATION OF THE PROVISION IN THE SURVIVING CORPORATION’S CERTIFICATE OF INCORPORATION REGARDING WHO MAY CALL SPECIAL SHAREHOLDER MEETINGS

	43,858,965	Votes were cast;
	32,025,117	Votes were cast for the resolution;
	11,814,571	Votes were cast against the resolution; and
	19,277	Votes abstained

(iv)	RATIFICATION OF THE AMENDED AND RESTATED RESTRICTED STOCK PLAN

	43,858,965	Votes were cast;
	34,275,941	Votes were cast for the resolution;
	9,559,635	Votes were cast against the resolution; and
	23,389	Votes abstained

(v)	RATIFICATION OF INDEPENDENT AUDITORS

	51,374,251	Votes were cast;
	49,195,383	Votes were cast for the resolution;
	2,164,375	Votes were cast against the resolution; and
	14,493	Votes abstained

(vi)	RATIFICATION OF THE PROVISION IN THE SURVIVING CORPORATION’S CERTIFICATE OF INCORPORATION TO PROVIDE THAT SHAREHOLDER ACTION MAY ONLY BE TAKEN AT DULY CALLED MEETINGS

	43,858,964	Votes were cast;
	29,852,421	Votes were cast for the resolution;
	13,990,790	Votes were cast against the resolution; and
	15,753	Votes abstained

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits –

	2.1	Agreement for the Sale and Purchase of All the Issued and Outstanding Shares in Noortman Master Paintings B.V.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(i)	On April 6, 2006, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement.”

	(ii)	On April 18, 2006, the Company filed a current report on Form 8-K under Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under and Off-Balance Sheet Arrangement of a Registrant.”

(iii)

On May 12, 2006, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” Item 2.02, “Results of Operations and Financial Condition,” Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits.”

(iv)

On May 23, 2006, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” and Item 9.01, “Financial Statements and Exhibits.”

(v)

On June 8, 2006, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and Item 3.02, “Unregistered Sale of Equity Securities.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Michael L. Gillis

Michael L. Gillis
Senior Vice President,
Controller and Chief
Accounting Officer

Date: August 3, 2006

Exhibit Index

Exhibit No.	Description

2.1	Agreement for the Sale and Purchase of All the Issued and Outstanding Shares in Noortman Master Paintings B.V.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002