Form 10-Q
period 2006-09-30
SOTHEBYS
filed 2006-11-09
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 25, 2006, there were outstanding 64,585,861 shares of Common Stock, par value $0.10 per share, of the registrant.

SOTHEBY’S
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues:
Auction and related revenues	$50,881	$53,693	$386,116	$301,426
Finance revenues	4,347	2,112	11,329	5,088
License fee revenues	961	385	2,153	1,009
Other revenues	1,191	279	2,096	1,414

Total revenues	57,380	56,469	401,694	308,937

Expenses:
Direct costs of services	10,360	8,136	46,471	37,407
Salaries and related costs	45,709	37,521	160,051	130,400
General and administrative expenses	34,162	27,465	97,370	85,301
Depreciation and amortization expense	5,372	5,468	16,035	16,685

Total expenses	95,603	78,590	319,927	269,793

Operating (loss) income	(38,223)	(22,121)	81,767	39,144

Interest income	1,165	1,253	2,793	4,494
Interest expense	(8,151)	(8,356)	(25,051)	(24,498)
Credit facility termination costs	—	(2,938)	—	(2,938)
Other (expense) income	(1,471)	121	(2,041)	(93)

(Loss) income from continuing operations before taxes	(46,680)	(32,041)	57,468	16,109
Equity in earnings of investees, net of taxes	151	130	660	610
Income tax (benefit) expense	(16,104)	(10,707)	20,110	5,167

(Loss) income from continuing operations	(30,425)	(21,204)	38,018	11,552

Discontinued operations:
(Loss) income from discontinued operations before taxes	(475)	183	(1,961)	(515)
Income tax benefit	(173)	(60)	(687)	(258)

(Loss) income from discontinued operations	(302)	243	(1,274)	(257)

Net (loss) income	$(30,727)	$(20,961)	$36,744	$11,295

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.49)	$(0.35)	$0.64	$0.19
(Loss) earnings from discontinued operations	(0.00)	0.00	(0.02)	(0.00)

Basic (loss) earnings per share	$(0.50)	$(0.34)	$0.62	$0.18

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.49)	$(0.35)	$0.62	$0.18
(Loss) earnings from discontinued operations	(0.00)	0.00	(0.02)	(0.00)

Diluted (loss) earnings per share	$(0.50)	$(0.34)	$0.60	$0.18

Basic and diluted weighted average shares outstanding
Basic	61,780	61,135	59,564	62,184

Diluted	61,780	61,135	61,367	63,336

Dividends per share	$0.10	—	$0.10	—

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars)

	September 30, 2006	December 31, 2005	September 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$39,106	$124,956	$39,075
Restricted cash	4,812	7,679	921
Accounts receivable, net of allowance for doubtful accounts of $6,065, $5,345 and $5,314	194,307	354,741	172,599
Notes receivable and consignor advances, net of allowance for credit losses of $1,182, $792 and $1,449	132,883	85,272	99,719
Inventory (see Note 3)	115,426	45,087	45,355
Deferred income taxes	28,635	15,055	—
Income tax receivable	1,400	—	—
Prepaid expenses and other current assets	60,921	54,166	59,725

Total Current Assets	577,490	686,956	417,394

Non-Current Assets:
Notes receivable	57,597	56,678	38,370
Fixed assets, net of accumulated depreciation and amortization of $151,076, $135,651 and $132,568	223,458	225,434	223,127
Goodwill (see Notes 3 and 6)	50,921	13,447	13,492
Investments	23,880	25,871	25,840
Deferred income taxes	46,953	46,033	78,509
Other assets	8,194	6,333	5,864

Total Assets	$988,493	$1,060,752	$802,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$164,454	$376,079	$138,896
Accounts payable and accrued liabilities	117,480	131,354	81,682
Deferred revenues	12,023	5,186	5,163
Accrued income taxes	15,019	8,918	11,581
Deferred income taxes	84	42	2,298
York Property capital lease obligation	1,578	1,438	1,091
Deferred gain on sale of York Property	1,129	1,129	1,129
Settlement liabilities	45,699	21,099	19,005

Total Current Liabilities	357,466	545,245	260,845

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $232, $299 and $320	99,768	99,701	99,680
Credit facility borrowings	20,000	34,542	120,000
Settlement liabilities	—	40,794	43,665
York Property capital lease obligation	169,407	170,606	170,985
Deferred gain on sale of York Property	17,399	18,245	18,527
Deferred income taxes	3,423	—	—
Other liabilities	39,745	25,343	19,076

Total Liabilities	707,208	934,476	732,778

Shareholders’ Equity:
Common Stock, $0.10 par value (see Notes 17 and 18)	6,434	5,777	5,740
Authorized shares at September 30, 2006—200,000,000
Issued and outstanding shares at September 30, 2006—64,437,215
Issued and outstanding shares at December 31, 2005—57,847,878 of Class A
Issued and outstanding shares at September 30, 2005—57,483,876 of Class A
Additional paid-in capital	181,432	69,808	63,687
Retained earnings	100,044	69,741	19,433
Deferred compensation expense	—	(7,876)	(9,347)
Accumulated other comprehensive loss	(6,625)	(11,174)	(9,695)

Total Shareholders’ Equity	281,285	126,276	69,818

Total Liabilities and Shareholders’ Equity	$988,493	$1,060,752	$802,596

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Operating Activities:
Net income*	$36,744	$11,295

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	16,035	16,685
Equity in earnings of investees	(660)	(610)
Deferred income tax expense (benefit)	1,781	(7,736)
Stock compensation expense	11,204	6,301
Impact of consolidating variable interest entity	23	126
Defined benefit pension expense	4,962	3,482
Asset provisions	3,187	3,683
Write-off of fees and direct costs related to terminated credit agreement (see Note 7)	—	1,938
Amortization of discount related to antitrust matters	2,040	3,025
Excess tax benefits from stock-based compensation	(13,172)	—
Other	614	886

Changes in assets and liabilities (net of effects from acquisition - see Note 3):
Decrease in accounts receivable	168,540	222,761
Increase in inventory	(26,822)	(15,575)
Increase in prepaid expenses and other current assets	(7,490)	(8,310)
Increase in other long-term assets	(1,303)	(2,331)
Payment of settlement liabilities	(18,421)	(16,328)
Decrease in due to consignors	(213,747)	(320,529)
Increase in income tax receivable and deferred income tax assets	(4,955)	—
Increase (decrease) in accrued income taxes and deferred income tax liabilities	8,243	(3,970)
Decrease in accounts payable and accrued liabilities and other liabilities	(44,657)	(28,584)

Net cash used by operating activities	(77,854)	(133,791)

Investing Activities:
Funding of notes receivable and consignor advances	(216,034)	(152,722)
Collections of notes receivable and consignor advances	170,951	105,914
Purchases of short-term investments	—	(323,163)
Proceeds from maturities of short-term investments	—	433,163
Capital expenditures	(8,317)	(6,555)
Distributions from equity investees	3,075	3,442
Decrease in restricted cash	3,238	11,997

Net cash (used) provided by investing activities	(47,087)	72,076

Financing Activities:
Proceeds from revolving credit facility borrowings	398,673	120,000
Repayments of revolving credit facility borrowings	(415,158)	—
Recapitalization (see Note 17)	—	(170,364)
Dividends paid	(6,440)	—
Repayment of acquiree bank debt (see Note 3)	(9,531)	—
Decrease in York Property capital lease obligation	(1,059)	(93)
Proceeds from exercise of employee stock options	57,928	4,829
Excess tax benefits from stock-based compensation	13,172	—

Net cash provided (used) by financing activities	37,585	(45,628)

Effect of exchange rate changes on cash and cash equivalents	1,506	(605)

Decrease in cash and cash equivalents	(85,850)	(107,948)
Cash and cash equivalents at beginning of period	124,956	147,023

Cash and cash equivalents at end of period	$39,106	$39,075

* Net loss from discontinued operations	($1,274)	($257)

Supplemental information on noncash investing and financing activities:

On June 7, 2006, the Company acquired Noortman Master Paintings B.V. for initial consideration of 1,946,849 shares of Sotheby’s Stock (see Note 3)

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

          The Consolidated Financial Statements included herein have been prepared by Sotheby’s (or, together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

          Shareholders’ Equity and Deferred Tax Assets-The September 30, 2005 balances of Total Shareholders’ Equity and deferred tax assets have been restated to $69.8 million and $78.5 million, respectively, to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses, which is recorded in Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. The restatement resulted in a reduction of deferred tax assets and a corresponding reduction in Shareholders’ Equity of $4.3 million as of September 30, 2005. The original amounts reported for Total Shareholders’ Equity and deferred tax assets as of September 30, 2005 were $74.1 million and $82.8 million, respectively. Accordingly, the Company’s comprehensive (loss) income for the three and nine months ended September 30, 2005 has also been restated to ($22.7) million and $0.5 million, respectively, to properly reflect the deferred tax assets of foreign subsidiaries. The amounts as originally reported incorrectly accrued a deferred tax benefit for foreign currency translation losses. The restatement resulted in an increase in comprehensive loss of $0.8 million for the three months ended September 30, 2005 and a decrease in comprehensive income of $3.8 million for the nine months ended September 30, 2005. The original amounts reported for comprehensive (loss) income were ($21.9) million and $4.3 million for the three and nine months ended September 30, 2005, respectively. (See Note 12)

          Discontinued Operations- In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby’s International Realty trademark and certain related trademarks in Australia. Previously, the Company had expected to consummate a license agreement related to such trademarks some time in 2006, but such an agreement could not be reached on terms acceptable to the Company. As a result, in the second quarter of 2006, management decided to continue operating the Company’s real estate brokerage business in Australia. Accordingly, the operating results of this business, which previously had been reported as discontinued operations in the Consolidated Income Statements since the fourth quarter of 2004, have been reclassified into the Company’s results from continuing operations for all periods presented. The Australia real estate brokerage business, which is the only remaining component of the Company’s former Real Estate segment, is not material to the Company’s results of operations, financial condition or liquidity.

          Special Charges-Prior to the first quarter of 2005, expenses related to the investigation by the Antitrust Division of the United States Department of Justice (the “DOJ”), other governmental investigations and the related civil litigation were classified as Special Charges in the Consolidated Income Statements. Beginning in the first quarter of 2005, such expenses, consisting principally of settlement administration costs and legal fees, are classified within General and Administrative Expenses for all periods presented as they are no longer significant to the Company’s results. In the second and third quarters of 2006, the Company recorded benefits of $2.2 million and $0.1 million, respectively, to General and Administrative Expenses for the recovery of settlement administration costs related to the International Antitrust Litigation to be received by the end of 2006. The majority of such expenses were incurred prior to the first quarter of 2005 and were recorded within Special Charges in the Consolidated Income Statements (see Note 11).

          In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim financial statements included herein have been made.

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

          On June 7, 2006, the Company and Arcimboldo S.A. (“Arcimboldo”), a private limited liability company incorporated under the laws of Luxembourg, entered into a sale and purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Noortman Master Paintings B.V. (“NMP”), a company incorporated under the laws of the Netherlands and one of the world’s leading art dealers. NMP is based in Maastricht, the Netherlands. Robert C. Noortman is the sole shareholder of Arcimboldo and has guaranteed the obligations of Arcimboldo under the Purchase Agreement. The acquisition of NMP offers the Company growth opportunities by adding a pre-eminent art dealer. NMP’s results are included in the Company’s Consolidated Income Statements beginning on June 1, 2006 and are not material to the periods covered by this report. Consequently, such results are included in All Other for segment reporting purposes for the three and nine months ended September 30, 2006 (see Note 4).

          Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Limited Voting Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration is based on the actual number of shares issued using the closing price of Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the fair value of certain restrictions on the future transfer of the Sotheby’s Shares issued as Initial Consideration, as discussed in more detail below. The fair value of these restrictions was determined by an independent valuation expert. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years (as discussed in more detail below) and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of an $11.7 million payable to Sotheby’s. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the three-year term. The first payment of €2.1 million ($2.6 million) under the note payable was made on July 26, 2006. The remaining payments under the note payable are due according to the following schedule: €2 million ($2.6 million) on June 7, 2007, €4.2 million ($5.3 million) on June 7, 2008 and €4.2 million ($5.3 million) on June 7, 2009. As of September 30, 2006, the carrying value of the note payable was $12 million. The current portion of the note payable ($2 million) is recorded in the September 30, 2006 Consolidated Balance Sheet within “Accounts Payable and Accrued Liabilities.” The non-current portion of the note payable ($10 million) is recorded in the September 30, 2006 Consolidated Balance Sheet within “Other Liabilities.”

          If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company. In addition, the Company also has in place a key man permanent disability insurance policy of $25 million and a key man life insurance policy of $20 million covering Mr. Noortman.

          An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed in escrow, to be released only if NMP achieves certain targeted performance criteria specified in the Purchase Agreement during the five years following the closing of the transaction and if Mr. Noortman achieves certain service criteria. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $36.95 per share on October 25, 2006, the Additional Consideration has a fair value of approximately $18 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

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

          The Company, Arcimboldo and Mr. Noortman also made customary warranties and covenants in the Purchase Agreement, including certain post-closing business covenants of the Company and certain non-competition and non-solicitation covenants of Arcimboldo and Mr. Noortman for a period of five years following closing. Mr. Noortman also entered into a seven-year employment agreement with NMP. In October 2006, the Company learned that Mr. Noortman has been diagnosed with cancer.

          The Company is in the process of valuing the NMP assets acquired (including any intangible assets) and liabilities assumed. The fair value of the art-related assets acquired is being estimated by a team of qualified art experts. The fair value of all other NMP assets and liabilities is being estimated considering a number of factors, including independent appraisals. The table below, which is presented in thousands of dollars, summarizes the preliminary allocation of the purchase price to the NMP assets acquired and liabilities assumed. The initial allocation provided in the Company’s June 30, 2006 Form 10-Q has been updated to reallocate amounts from Goodwill to Fixed Assets ($2.7 million) and Other Long-Term Assets ($0.4 million) based on completed independent appraisals of real estate assets, a library of art reference books and a collection of antiques and furniture. Additionally, in the third quarter of 2006, Deferred Tax Liabilities of $1.5 million were recorded to reflect the impact of taxable temporary differences between the book and tax bases of certain acquired assets and liabilities, resulting in a corresponding increase to Goodwill. The purchase price allocation will be updated based upon completion of the Company’s ongoing valuation procedures. The valuation of NMP’s art inventory and intangible assets is still in progress due to the unique and complex nature of the assets. The Company expects to complete the allocation of the purchase price during the fourth quarter of 2006.

Purchase price:
Fair value of Initial Consideration	$41,374
Settlement of payable due to Sotheby’s	11,745 *
Direct acquisition costs	1,453

Total purchase price	$54,572

Allocation of purchase price:
Accounts receivable	$13,424
Inventory	47,186
Fixed assets	3,330
Prepaid expenses and other current assets	293
Other long-term assets	518
Goodwill	37,933 **
Accounts payable and accrued liabilities	(20,395)
Other current liabilities	(1,309)
Note payable to Arcimboldo	(14,590)
Bank debt	(9,531)
Deferred tax liabilities	(1,455)
Other non-current liabilities	(832)

Total purchase price	$54,572

*	Reflects amounts due to Sotheby’s for property purchased by NMP at auction prior to the date of acquisition.

**

Represents the excess of the purchase price over the net assets acquired based on the Company’s preliminary purchase price allocation. Upon completion of the Company’s valuation procedures, a portion of this amount will be allocated to NMP’s inventory and identifiable intangible assets.

4.	Segment Reporting

          The Company’s continuing operations are organized under two business segments – Auction and Finance. The Auction segment is an aggregation of operations in North America, Europe and Asia as they have similar economic characteristics and are similar in services, customers and the way in which services are provided.

          The Company’s discontinued real estate brokerage business, which almost entirely comprises its former Real Estate segment, is not included in this presentation. In the second quarter of 2006, management decided to continue to operate the Company’s real estate brokerage business in Australia, which had previously been reported in discontinued operations since the fourth quarter of 2004. Consequently, beginning in the second quarter of 2006, results for this business, which are not material to the Company’s Consolidated Income Statements, have been reclassified into continuing operations and are included in this presentation in All Other for all periods presented. (See Note 16 for more detailed information related to discontinued operations.)

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

The table below presents the Company’s revenues from continuing operations by operating segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Thousands of dollars)

Auction	$50,881	$53,693	$386,116	$301,426
Finance	4,285	2,293	12,048	5,410
All Other	2,152	664	4,249	2,423

	57,318	56,650	402,413	309,259
Reconciling item:
Intercompany charges between Finance and Auction*	62	(181)	(719)	(322)

Total revenues from continuing operations	$57,380	$56,469	$401,694	$308,937

*

Represents charges between the Finance segment and the Auction segment for certain client loans. Such intercompany charges were immaterial to the Finance segment prior to the second quarter of 2006 and, therefore, were not included in Finance segment revenues. Beginning in the second quarter of 2006, such charges are being included in Finance segment revenues for all periods presented.

          The table below presents (loss) income before taxes for the Company’s operating segments, as well as a reconciliation of segment (loss) income before taxes to (Loss) Income from Continuing Operations Before Taxes for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Thousands of dollars)

Auction	($46,573)	($27,792)	$57,897	$24,342
Finance	532	29	1,058	(997)
All Other	73	188	683	477

Segment income before taxes	(45,968)	(27,575)	59,638	23,822

Unallocated amounts and reconciling items:
Credit facility termination costs	—	(2,938)	—	(2,938)
Antitrust related (benefit) expense*	176	(350)	954	(811)
Amortization of interest related to Antitrust matters (see Note 11)	(640)	(977)	(2,040)	(3,025)
Equity in earnings of investees**	(248)	(201)	(1,084)	(939)

Income from continuing operations before taxes	($46,680)	($32,041)	$57,468	$16,109

*

For the three and nine months ended September 30, 2006, antitrust related expenses include a $0.1 million and $2.3 million benefit, respectively, for the recovery of settlement administrative expenses related to the International Antitrust Litigation to be received by the end of 2006 (see Note 11).

**

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in (Loss) Income Before Taxes for the Auction segment, but are presented net of taxes below (Loss) Income from Continuing Operations Before Taxes in the Consolidated Income Statements.

          The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2006, December 31, 2005 and September 30, 2005:

	September 30, 2006	December 31, 2005	September 30, 2005

	(Thousands of dollars)

Auction	$619,082	$850,978	$610,968
Finance	180,090	148,576	112,980
All Other***	112,333	110	139

Total segment assets	911,505	999,664	724,087
Unallocated amounts:
Deferred tax assets and income tax receivable	76,988	61,088	78,509

Consolidated Assets	$988,493	$1,060,752	$802,596

***

As discussed in Note 3, on June 7, 2006, the Company acquired all the issued and outstanding shares of capital stock of NMP, one of the world’s leading art dealers. NMP’s assets are included in All Other in this presentation.

5.	Receivables

          Accounts Receivable–Accounts Receivable primarily relates to the Company’s Auction segment. Under the standard terms and conditions of the Company’s auction sales, the Company is not obligated to pay consignors for items that have not been paid for by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at auction or negotiate a private sale.

          At September 30, 2006, approximately $20.4 million, or 11%, of the net Accounts Receivable balance was due from one purchaser. The Company expects to collect the entire amount of this receivable by the end of the fourth quarter of 2006.

          Notes Receivable and Consignor Advances–The Company provides certain collectors and dealers with financing generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The Company’s general policy is to make secured loans at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of September 30, 2006, such loans totaled $45.7 million and represented 24% of net Notes Receivable and Consignor Advances. The property related to such loans had a low auction estimate of approximately $75.8 million. Furthermore, the Company’s loans are predominantly variable interest rate loans.

          The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the

Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $1.1 million, $0.6 million and $3.9 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

          In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. The total of all such unsecured loans was $1 million, $0.3 million and $3.4 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At September 30, 2006, three term loans issued to the same borrower, totaling $59 million, comprised in the aggregate approximately 31% of the net Notes Receivable and Consignor Advances balance.

As of September 30, 2006, December 31, 2005 and September 30, 2005, Notes Receivable and Consignor Advances consists of the following:

	September 30, 2006	December 31, 2005	September 30, 2005

	(Thousands of dollars)
Current:
Consignor advances	$41,476	$21,596	$57,430
Term loans	92,589	64,468	43,738

Sub-total	134,065	86,064	101,168

Non-current:
Consignor advances	179	1,925	1,278
Term loans	57,418	54,753	37,092

Sub-total	57,597	56,678	38,370

Notes receivable and consignor advances	191,662	142,742	139,538

Allowance for credit losses	(1,182)	(792)	(1,449)

Notes receivables and consignor advances (net)	$190,480	$141,950	$138,089

          The weighted average interest rates charged on Notes Receivable and Consignor Advances were 7.4% and 6.7% for the three months ended September 30, 2006 and 2005, respectively. The weighted average interest rates charged on Notes Receivable and Consignor Advances were 8.1% and 6.4% for the nine months ended September 30, 2006 and 2005, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,

	2006	2005

	(Thousands of dollars)

Allowance for credit losses at January 1	$792	$1,759
Change in loan loss provision	437	(270)
Write-offs	(69)	—
Foreign currency exchange rate changes	22	(40)

Allowance for credit losses at September 30	$1,182	$1,449

6.	Goodwill

          Goodwill is currently attributable to the Auction segment, as well as the Company’s acquisition of NMP on June 7, 2006. The amount attributable to NMP is based on the Company’s preliminary purchase price allocation. Upon completion of the Company’s valuation procedures, a portion of this amount will be allocated to NMP’s inventory and identifiable intangible assets. (See Note 3 for more information related to NMP.) For the nine months ended September 30, 2006 and 2005, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005

	Auction	NMP	Total	Auction	NMP	Total

Balance as of January 1	$13,447	$—	$13,447	$13,753	$—	$13,753
Goodwill acquired (see Note 3)	—	37,933	37,933	—	—	—
Foreign currency exchange rate changes	132	(591)	(459)	(261)	—	(261)

Balance as of September 30	$13,579	$37,342	$50,921	$13,492	$—	$13,492

7.	Credit Arrangements

          Bank Credit Facilities—On September 7, 2005, in connection with the Transaction discussed in Note 17 below, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million on a one-time basis.

          As a result of the termination of the GE Capital Credit Agreement, in the third quarter of 2005, the Company incurred a $1 million termination fee and wrote off approximately $1.9 million in arrangement fees and other direct costs related to the GE Capital Credit Agreement, which were previously being amortized over the term of the agreement. These charges are combined and reflected as a separate caption in the Consolidated Income Statements for the three and nine months ended September 30, 2005.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the United Kingdom (the “U.K.”) (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of September 30, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $187.7 million, consisting of a borrowing base of $207.7 million less $20 million in borrowings outstanding on that date. Such outstanding borrowings are classified as long-term liabilities in the Consolidated Balance Sheet as of September 30, 2006. As of October 25, 2006, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available and borrowing base under the BofA Credit Agreement was $263.9 million.

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

          Borrowings under the BofA Credit Agreement were used to finance in part the Transaction and related expenses (see Note 17) and are also available to provide ongoing working capital and for other general corporate purposes of the Company. The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

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

          On August 2, 2006, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.4 million), which was paid on September 15, 2006 to shareholders of record on September 1, 2006. On November 2, 2006, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $7 million), to be paid on December 15, 2006 to shareholders of record on November 30, 2006.

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and nine months ended September 30, 2006, the weighted average interest rate incurred by the Company on outstanding credit facility borrowings was approximately 7.1% and 6.9%, respectively. For the three and nine months ended September 30, 2005, the weighted average interest rate incurred by the Company on outstanding credit facility borrowings was approximately 5.5%.

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

As of September 30, 2006, aggregate future principal and interest payments due under the Notes are as follows (in thousands of dollars):

1 year	$6,875
2 years	6,875
3 years	102,865

Total future principal and interest payments	$116,615

Interest Expense—For the three and nine months ended September 30, 2006 and 2005, interest expense related to the Company’s continuing operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Thousands of dollars)

Credit Facility Borrowings:
Interest expense on outstanding borrowings	$204	$382	$1,762	$382
Amortization of amendment and arrangement fees	143	210	423	710
Commitment fees	183	201	510	704

Sub-total	530	793	2,695	1,796

Interest expense on York Property capital lease obligation	4,452	4,474	13,384	13,425
Interest expense on long-term debt	1,741	1,740	5,223	5,219
Amortization of discount related to antitrust matters (see Note 11)	640	977	2,040	3,025
Interest expense on note payable to Arcimboldo (see Note 3)	230	—	230	—
Other interest expense	558	372	1,479	1,033

Total	$8,151	$8,356	$25,051	$24,498

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

          The Company contributes to a defined benefit pension plan covering substantially all U.K. employees (the “U.K. Pension Plan”). In 2006, the Company expects to contribute approximately $3 million to the U.K. Pension Plan. For the three and nine months ended September 30, 2006 and 2005, the components of net periodic pension cost related to the U.K. Pension Plan were:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Thousands of dollars)
Service cost	$1,751	$1,538	$4,987	$4,767
Interest cost	3,274	3,071	9,521	9,517
Expected return on plan assets	(4,221)	(4,204)	(12,274)	(12,588)
Amortization of prior service cost	68	65	199	202
Amortization of actuarial loss	870	511	2,529	1,584

Net periodic pension cost	$1,742	$981	$4,962	$3,482

9.	Commitments and Contingencies

          Employment Arrangements— The Company has employment arrangements with a number of key employees, which expire at various points between August 2007 and June 2013. Such arrangements provide, among other benefits, for minimum salary levels and incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for participation in the Company’s Executive Bonus Plan, annual equity grants, severance payments and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants, was approximately $26.2 million as of November 1, 2006.

          Lending Commitments—In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $20.9 million at September 30, 2006.

          Purchase Commitment—On September 25, 2006, the Company’s Auction segment entered into an agreement to purchase a group of six paintings for $11 million. This transaction closed on October 6, 2006 upon payment of the purchase price by the Company.

          Legal Actions—The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

Tax Contingencies—The Company is routinely under examination by tax authorities in certain countries and states in which the Company has significant business operations. Such examinations challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” and SFAS No. 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect the best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. As of September 30, 2006, the Company has recorded tax contingency reserves of approximately $3.8 million. Included in this amount is a reserve established in the third quarter of 2006 for approximately $1.6 million related to certain international issues. This reserve represents the Company’s estimate of the low end of the range of loss as the most likely outcome cannot be estimated. The high end of the range is approximately $3.2 million. (See Note 19)

          Gain Contingencies—The Company owns land and a building at Billingshurst, West Sussex (the “Sussex Property”), which previously housed an auction salesroom. The Company is in negotiations for the sale of vacated parts of the Sussex Property. The completion of the sale is conditional upon the receipt of planning permission for redevelopment of the land for sale. If completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $4 million to $5 million. The Company is not certain when the sale of the Sussex Property will be completed and when the contingency will be resolved.

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

          Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At September 30, 2006, the carrying value of this inventory was $66.8 million. To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of September 30, 2006, December 31, 2005 and September 30, 2005, no such amounts were outstanding.

(See Notes 3, 7, 10 and 11 for other commitments. See Notes 3, 10, 11 and 16 for other contingencies.)

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

          As of September 30, 2006, the Company had outstanding auction guarantees totaling $172.6 million, the property relating to which had a mid-estimate sales price (1) of $209.8 million. The property related to such auction guarantees is being offered at auctions in the fourth quarter of 2006 and the first half of 2007. As of September 30, 2006, $19.3 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note 5). As of September 30, 2006, December 31, 2005 and September 30, 2005, the carrying amount of the liability related to the Company’s auction guarantees was approximately $2.7 million, $0.3 million and $0.7 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          As of November 8, 2006, the Company had outstanding auction guarantees totaling $87.3 million, the property relating to which had a mid-estimate sales price (1) of $106.2 million. The property related to such auction guarantees is being offered at auctions in the fourth quarter of 2006 and the first half of 2007. As of November 8, 2006, $29.8 million of the guaranteed amount had been advanced by the Company and will be recorded within Notes Receivable and Consignor Advances.

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

          In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of September 30, 2006, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $47.3 million and the carrying value of such Discount Certificates reflected in the Consolidated Balance Sheets was approximately $45.7 million.

As of September 30, 2006, December 31, 2005 and September 30, 2005, Settlement Liabilities related to the two matters discussed above consisted of the following:

	September 30, 2006	December 31, 2005	September 30, 2005

	(Thousands of dollars)

Current:
Discount Certificates (net)	$45,699	$6,200	$4,400
DOJ antitrust fine (net)	—	14,899	14,605

Sub-total	45,699	21,099	19,005

Long-term:
Discount Certificates (net)	—	40,794	43,665

Total	$45,699	$61,893	$62,670

          As of September 30, 2006, the classification of the liability for the Discount Certificates as current reflects the fact that unused Discount Certificates may be redeemed for cash starting on May 15, 2007. The current portion of the liability for the Discount Certificates as of December 31, 2005 and September 30, 2005 represented management’s estimate of redemptions expected during the twelve-month period following those balance sheet dates and was based on an analysis of historical redemption activity.

          During the period January 1, 2006 to September 30, 2006, amounts charged to and cash payments made against Settlement Liabilities with respect to the Discount Certificates and the DOJ antitrust fine were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total

	(Thousands of dollars)

Settlement Liabilities as of January 1, 2006	$46,994	$14,899	$61,893
Cash payment to DOJ	—	(15,000)	(15,000)
Redemption of Discount Certificates	(3,421)	—	(3,421)
Amortization of discount	1,939	101	2,040
Loss on redemption of Discount Certificates	187	—	187

Settlement Liabilities as of September 30, 2006	$45,699	$—	$45,699

          On March 10, 2003, the Company and Christie’s agreed to each pay $20 million to settle litigation that alleged violations of U.S. antitrust laws and international law impacting purchasers and sellers in auctions conducted outside the U.S. (the “International Antitrust Litigation”), and thereafter, the Company deposited $20 million into an escrow account for the benefit of the members of the class of plaintiffs. The settlement agreement for the International Antitrust Litigation provides that if, as of June 7, 2006, there were any remaining settlement funds following the payment of all submitted claims, the Company and Christie’s would be reimbursed for third party administration costs incurred in distributing the settlement funds. In June 2006, it was determined that sufficient settlement funds remained following the payment of all submitted claims to reimburse the Company and Christie’s for third party administration costs incurred in distributing the settlement funds. As a result for the nine months ended September 30, 2006, the Company has recorded a $2.3 million benefit to General and Administrative Expenses, reflecting the recovery of such third party administration costs incurred through September 30, 2006. The Company expects to receive this reimbursement by the end of 2006. (See Note 1 for information related to the original income statement classification of such expenses.)

          In August 2006, a Canadian court approved the final settlement of the Canadian Competition Bureau’s investigation regarding anticompetitive practices relating to vendor’s commissions charged by the Company and Christie’s for auction services during the period 1993 to 2000. Under the civil settlement, the Company and its Canadian subsidiary entered into a civil Consent Prohibition Order requiring them to: (i) comply with Canadian antitrust laws and continue antitrust compliance training for five years, (ii) post a copy of the Order on the Company’s website and notify Canadian consignors about the Order for 120 days and (iii) pay $0.7 million in reimbursement of the costs of the investigation. In the first half of 2006, the Company recorded a $0.7 million accrual related to the settlement of this matter within General and Administrative Expenses. The settlement was paid in the third quarter of 2006.

12.	Comprehensive (Loss) Income

          The Company’s comprehensive (loss) income includes the net (loss) income for the period, as well as other comprehensive (loss) income, which consists of the change in the foreign currency translation adjustment account during the period. For the three and nine months ended September 30, 2006 and 2005, comprehensive (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Thousands of dollars)
Net (loss) income	($30,727)	($20,961)	$36,744	$11,295
Other comprehensive (loss) income	(194)	(1,709)	4,549	(10,784)

Comprehensive (loss) income	($30,921)	($22,670)	$41,293	$511

          (See Note 1 for additional information related to Comprehensive (Loss) Income.)

13.	Stock-Based Compensation

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

          On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company applied APB No. 25 to account for its stock-based awards. For the three and nine months ended September 30, 2005, the Company only recorded stock-based compensation expense for restricted stock, which amounted to $1.9 million and $6.3 million for those periods, respectively. With the adoption of SFAS No. 123R, the Company recorded stock compensation expense for the cost of stock options and restricted stock of $4.8 million ($3.2 million after tax or $0.05 per diluted share) and $11.2 million ($7.5 million after tax or $0.12 per diluted share) for the three and nine months ended September 30, 2006, respectively.

          The following table details the effect on net (loss) income and (loss) earnings per share had compensation expense for all employee share-based awards been recorded for the three and nine months ended September 30, 2005 based on the fair value method under SFAS No. 123. The reported and pro forma net (loss) income and (loss) earnings per share for the three and nine months ended September 30, 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for the three and nine months ended September 30, 2006 are included in the table below only to provide the detail for a comparative presentation to the comparable periods in 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Thousands of dollars, except per share data)

Net (loss) income, as reported	($30,727)	($20,961)	$36,744	$11,295
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax effects	3,211	1,278	7,500	4,243

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,211)	(1,676)	(7,500)	(5,385)

Pro forma net (loss) income	($30,727)	($21,359)	$36,744	$10,153

Earnings per share:
Basic (loss) earnings per share, as reported	($0.50)	($0.34)	$0.62	$0.18

Basic (loss) earnings per share, pro forma	($0.50)	($0.35)	$0.62	$0.16

Diluted (loss) earnings per share, as reported	($0.50)	($0.34)	$0.60	$0.18

Diluted (loss) earnings per share, pro forma	($0.50)	($0.35)	$0.60	$0.16

In recent years, the Company’s equity compensation strategy has evolved towards a preference for restricted stock as opposed to stock options.

          For the three and nine months ended September 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.2 million ($0.1 million after tax or less than $0.01 per diluted share) and $1.3 million ($0.9 million after tax or $0.01 per diluted share), respectively, for the cost of stock options related to the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”) that otherwise would not have been recognized. For the three and nine months ended September 30, 2006, stock-based compensation expense for restricted stock of $4.6 million ($3.1 million after tax or $0.05 per diluted share) and $9.9 million ($6.6 million after tax or $0.11 per diluted share), respectively, would have been recognized in 2006 regardless of the adoption of SFAS No. 123R. In addition, in connection with the adoption of SFAS No. 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the nine months ended September 30, 2006 by approximately $13.2 million related to the classification of excess tax benefits from stock-based payment arrangements.

          Stock Options—Stock options issued pursuant to the 1997 Stock Option Plan are exercisable into authorized but unissued shares of the Company’s Common Stock. Stock options generally expire ten years after the date of grant. Stock options granted pursuant to the 1997 Stock Option Plan generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options granted on or after April 29, 1997 vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). In March 2006, the Compensation Committee approved an amendment to the 1997 Stock Option Plan whereby the maximum amount of shares reserved for issuance under this plan was reduced by approximately 7 million shares to 7.9 million shares. This amendment is consistent with the evolution of the Company’s equity compensation strategy towards a preference for restricted stock as opposed to stock options and was made in conjunction with shareholder approval of a 4.5 million increase in the number of shares of Common Stock authorized for issuance under the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”). On May 8, 2006, the Amended and Restated Restricted Stock Plan was approved. As of September 30, 2006, the number of shares of Common Stock authorized for issuance under the 1997 Stock Option Plan was 7.9 million shares.

(See “Restricted Stock” for a more detailed discussion of the Restricted Stock Plan.)

          In January 2002, the Company granted 1.6 million stock options pursuant to the 1997 Stock Option Plan which were due to vest on the earlier of one year from the date of grant or on the day after the market price of the Common Stock closed at or above $30 per share for ten consecutive trading days. These stock options vested in January 2003 as the market price of the Common Stock did not close at or above $30 per share for ten consecutive trading days during the one-year period after the date of grant. Such options will expire on January 30, 2007.

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

          In June 2004 and August 2004, the Company granted 140,000 and 100,000 stock options, respectively, pursuant to the 1997 Stock Option Plan. These stock options were granted at an exercise price equal to the fair market value of the Common Stock at the date of the grant and expire ten years after the date of grant. The stock options granted in June vested and became exercisable ratably after each of the first and second years following the date of grant pursuant to the terms of an employment agreement. The stock options granted in August vest and become exercisable ratably after each of the first, second, third and fourth years following the date of grant.

          In 2005, the Company granted 136,500 stock options pursuant to the 1997 Stock Option Plan. These stock options, which were granted at an exercise price equal to the fair market value of the Common Stock at the date of the grant, vested on June 30, 2006 pursuant to the terms of an employment agreement and expire ten years after the date of grant.

          Included in the Company’s stock compensation expense in the three and nine months ended September 30, 2006 is the cost related to the unvested portion of stock options granted in 2001 and from 2003 to 2005. The stock options granted before 2001 and those granted in 2002 were fully vested as of the beginning of 2006. No stock options have been granted in 2006.

Changes in the number of stock options outstanding during the nine months ended September 30, 2006 were as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price

Balance at January 1, 2006	6,172	$16.51
Options canceled	(5)	$22.53
Options expired	(2)	$14.75
Options exercised	(3,592)	$17.01

Balance at September 30, 2006	2,573	$15.80

Options Exercisable at September 30, 2006	2,313	$16.43

          The total intrinsic value for stock options exercised during the nine months ended September 30, 2006 and 2005 was approximately $32.4 million and $2.5 million, respectively. The weighted-average grant date fair value for the stock options granted in 2005 was $6.03.

          The fair value of stock options granted in 2005 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the 2005 grants was estimated using historical exercise behavior taking into consideration the shorter-than-normal vesting period. Expected volatility was based on historical volatility for a period approximately equal to the stock option’s expected life. No dividend yield was factored into the Black-Scholes valuation for the 2005 grant due to the fact that the Company had not declared a dividend since 1999 and through August 1, 2006. On August 2, 2006 and November 2, 2006, the

Company’s Board of Directors declared quarterly dividends on its common stock of $0.10 per share. See Note 7 for additional information related to these dividends.

2005

Dividend yield	—
Expected volatility	44.0%
Risk-free rate of return	3.9%
Expected life	4.5 years

The following table summarizes additional information about stock options outstanding as of September 30, 2006 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options Outstanding	2,573	4.5 years	$42,299

Options Exercisable	2,313	4.2 years	$36,554

In the nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was approximately $57.9 million and the related tax benefit was $10.3 million.

          Restricted Stock—The Restricted Stock Plan provides for the issuance of restricted shares of Common Stock to eligible employees, as determined by the Compensation Committee. Restricted Stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Holdings, Inc. Executive Bonus Plan vest ratably over a three-year period; restricted shares issued pursuant to certain employment agreements vest over a three and five-year period, subject to the satisfaction of certain performance or market-based criteria, as well as continued employment during the vesting periods. Prior to vesting, the participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. On May 8, 2006, the Company’s shareholders approved an amendment to the Restricted Stock Plan whereby the maximum amount of restricted stock that may be issued under the Amended and Restated Restricted Stock Plan was increased by 4.5 million shares to 6.5 million shares. As of September 30, 2006, the maximum amount of restricted stock which may be issued from the Company’s authorized but unissued or reacquired shares of Common Stock was 6.5 million shares, of which 3.9 million shares remained available for future grants.

          For financial statement purposes, the fair value of restricted stock is calculated based upon the closing stock price on the business day before the grant date. Included in the Company’s stock compensation expense for the nine months ended September 30, 2006 are costs related to restricted stock granted from 2003 through September 30, 2006, including costs associated with 201,621 restricted shares granted in February 2006 in conjunction with the Company’s Executive Bonus Plan and 215,646 restricted shares granted in June 2006, as well as grants to the Company’s Chief Executive Officer, Chief Financial Officer and other senior executives, as discussed below.

          On April 1, 2006, in an effort to encourage and reward the growth of the Company and the creation of shareholder value, the Company agreed to grant William F. Ruprecht, the Company’s President and Chief Executive Officer, a one time award of 300,000 shares of restricted stock that will only vest and create value for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain objective performance or market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income. As he had in the past three years under his previous employment agreement, Mr. Ruprecht received a 2006 equity award of restricted shares of stock. This award of 78,785 restricted stock shares, which was received on March 31, 2006, had a fair market value equal to $2.1 million on the date of grant and will vest in equal annual installments over four years. Mr. Ruprecht is no longer eligible to participate in the Company’s Executive Bonus Plan, but instead, beginning in 2007, will be entitled to a restricted stock grant in each year, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the value of which will be determined based on the extent to which the performance criteria for the Executive Bonus Plan have been satisfied.

          Pursuant to certain employment arrangements agreed to in the third quarter of 2006 with the Company’s Chief Financial Officer and other senior executives, the Company granted 427,531 shares of restricted stock that will only vest and create value for the grantees at the end of the third and fifth years of the employment arrangements, and only if certain objective performance or market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income.

Also, in the third quarter of 2006, the Company granted 27,172 shares of restricted stock that will vest ratably after each of the first, second, third and fourth years following the date of grant.

Changes in the number of outstanding restricted stock shares during the nine months ended September 30, 2006 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value

Balance at January 1, 2006	1,356	$13.73
Restricted shares granted	1,259	$27.17
Restricted shares vested	(521)	$12.93
Restricted shares canceled	(10)	$12.85

Balance at September 30, 2006	2,084	$22.01

          The total fair value of restricted stock shares that vested during the nine months ended September 30, 2006 and 2005 was $14.1 million and $5.4 million, respectively, based on the closing stock price on the date the shares vested.

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

          As of September 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock-based compensation was approximately $33 million and is expected to be recognized over a weighted-average period of approximately 3.3 years.

14.	Variable Interest Entity

          The Company has concluded that an entity with whom its Finance segment has outstanding loans of approximately $3.5 million and to whom the Company’s Auction segment provides management consulting services meets the definition of a variable interest entity (“VIE”) under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised. As primary beneficiary of the VIE, the Company is required to consolidate the entity as part of the Auction segment.

          The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of September 30, 2006 is inventory with a carrying value of approximately $3.7 million. Such inventory consists entirely of artwork and is the collateral for the $3.5 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

          The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of June 30, 2006, the entity had total assets of $4.4 million, total liabilities of $4 million and capital of $0.4 million.

15.	Derivative Instruments

          The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances as well as foreign currency denominated future guarantee obligations. Generally, exposures related to such foreign currency risks are centrally managed by the Company’s global treasury function. The Company’s objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

          The forward exchange contracts entered into by the Company are used mostly as cash flow hedges of the Company’s exposure to short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances as well as foreign currency denominated future guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings.

          As of September 30, 2006, the Consolidated Balance Sheets included a liability of $0.9 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date. As of December 31, 2005, the Consolidated Balance Sheets included an asset of $0.1 million recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

16.	Discontinued Operations

          In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the U.S.

          On February 17, 2004, the Company consummated the sale of SIR to a subsidiary of Realogy Corporation (“Realogy”), formerly Cendant Corporation. In conjunction with the sale, the Company entered into an agreement with Realogy to license the Sotheby’s International Realty trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “Realogy License Agreement”). Initially, the Realogy License Agreement was applicable to the U.S., Canada, Israel, Mexico and certain Caribbean countries.

          Also in conjunction with the sale, Realogy received options to acquire most of the other non-U.S. offices of the Company’s real estate brokerage business and to expand the Realogy License Agreement to cover the related trademarks in other countries outside the U.S., excluding Australia and New Zealand (the “International Options”). The International Options were exercised by Realogy and the Realogy License Agreement was amended to cover New Zealand during 2004. As a result, such operations qualified for treatment as discontinued operations in the Consolidated Income Statements in 2004.

          In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby’s International Realty trademark and certain related trademarks in Australia. Previously, the Company expected to consummate a license agreement related to such trademarks some time in 2006, but such an agreement could not be reached on terms acceptable to the Company. As a result, in the second quarter of 2006, management decided to continue operating the Company’s real estate brokerage business in Australia. Accordingly, the operating results of this business, which had previously been reported as discontinued operations in the Consolidated Income Statements since the fourth quarter of 2004, have been reclassified into the Company’s results from continuing operations for all periods presented. The Australia real estate brokerage business, which is the only remaining component of the Company’s former Real Estate segment, is not material to the Company’s results of operations, financial condition or liquidity.

The following is a summary of the results of the Company’s discontinued operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Thousands of dollars)
Revenues	$—	$23	$—	$521
Expenses	475	(160)	1,946	1,036

Operating (loss) income	(475)	183	(1,946)	(515)
Other expense	—	—	(15)	—

(Loss) income from discontinued operations before taxes	(475)	183	(1,961)	(515)
Income tax benefit	(173)	(60)	(687)	(258)

(Loss) income from discontinued operations	$(302)	$243	$(1,274)	$(257)

          According to the terms of the Stock Purchase Agreement related to the sale of SIR, the Company is due to receive amounts collected by Realogy for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the three and nine months ended September 30, 2005, revenues from discontinued operations included $23,000 and $0.5 million, respectively, of such amounts. Additionally, included in the Company’s results from discontinued operations for the three and nine months ended September 30, 2006 is a litigation accrual.

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

          The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Michigan. Upon completion of the merger, the address of Sotheby’s principal executive offices is 1334 York Avenue, New York, NY 10021. Sotheby’s Michigan’s management and board of directors continue as the management and board of directors of Sotheby’s Delaware. Sotheby’s Delaware Stock continues to trade on the New York Stock Exchange under the symbol “BID.” Shareholders were not required to exchange their existing stock certificates, which now represent an equivalent number of shares of Sotheby’s Delaware Stock.

19.	Recently Issued Accounting Standards

          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48, if any, on the Company’s financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No. 157, if any, on the Company’s financial statements.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Under SFAS No. 158, the Company will be required to recognize the under-funded status of the U.K. Pension Plan and to provide the required disclosures as of December 31, 2006. Management is currently evaluating the impact of adopting SFAS No. 158.

          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company’s fourth quarter of 2006. Management is currently evaluating the impact of adopting SAB No. 108, if any, on the Company’s financial statements.

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

Use of Non-GAAP Financial Measures

          GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. When significant, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to-period comparisons are presented on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates from the prior year. Management believes that excluding the impact of significant changes in foreign currency exchange rates when comparing current year results to the prior year provides a more meaningful discussion and analysis of fluctuations in the Company’s operating results. Management also utilizes this non-GAAP financial measure when analyzing its operating results. A reconciliation of each of the non-GAAP financial measures used in this Form 10-Q to the most directly comparable GAAP measures is provided in the appropriate sections of MD&A below.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

          Note 4 (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

          The Company’s income from continuing operations for the nine months ended September 30, 2006 increased $26.5 million to $38 million, more than tripling the results for the same period in the prior year and reflecting the continuing strength of the international art market, as Net Auction Sales and Private Sales (both defined below under “Key Performance Indicators”) increased significantly from the prior year. The higher levels of sale activity resulted in increases in auction and related revenues of $84.7 million, or 28%. Also contributing to the year-over-year growth is a $6.2 million, or 123%, increase in Finance segment revenues. The higher level of revenues during the period was partially offset by an increase in operating expenses of $50.1 million, or 19%.

          As a result of the seasonality of the Auction segment’s business, third quarter results typically reflect a loss from continuing operations (see Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). Accordingly, in the third quarter of 2006, the Company reported a loss from continuing operations of $30.4 million, compared to a loss from continuing operations of $21.2 million in the third quarter of 2005. The increased third quarter loss is primarily due to a $17 million, or 22%, increase in operating expenses and, to a lesser extent, a $2.8 million, or 5%, decrease in auction and related revenues; partially offset a $2.2 million, or 106%, increase in Finance segment revenues. Also, the comparison to the prior period is favorably influenced by $2.9 million in credit facility termination costs incurred in the third quarter of 2005, for which there was no comparable charge in the current period.

          A detailed discussion of each of the significant factors impacting the Company’s results from continuing operations for the three and nine months ended September 30, 2006 is provided below.

          Management is very encouraged by its fourth quarter auction sales results to date as well as the current level of consignments for its remaining fourth quarter auctions. (See statement on Forward Looking Statements and Item 1A, “Risk Factors.”)

	Three Months Ended September 30,		Favorable/(Unfavorable)

	2006	2005	$ Change	% Change

	(Thousands of dollars)
Revenues:
Auction and related revenues	$50,881	$53,693	($2,812)	-5.2%
Finance revenues	4,347	2,112	2,235	*
License fee revenues	961	385	576	*
Other revenues	1,191	279	912	*

Total revenues	57,380	56,469	911	1.6%
Expenses	95,603	78,590	(17,013)	-21.6%

Operating loss	(38,223)	(22,121)	(16,102)	-72.8%
Net interest expense	(6,986)	(7,103)	117	1.6%
Credit facility termination costs	—	(2,938)	2,938	100.0%
Other (expense) income	(1,471)	121	(1,592)	*

Loss from continuing operations before taxes	(46,680)	(32,041)	(14,639)	-45.7%
Equity in earnings of investees, net of taxes	151	130	21	16.2%
Income tax benefit	(16,104)	(10,707)	5,397	50.4%

Loss from continuing operations	($30,425)	($21,204)	($9,221)	-43.5%

Key performance indicators:
Aggregate Auction Sales (a)	$229,833	$264,613	($34,780)	-13.1%
Net Auction Sales (b)	$195,462	$228,133	($32,671)	-14.3%
Private Sales (c)	$34,206	$44,988	($10,782)	-24.0%
Auction commission margin (d)	21.1%	19.1%	N/A	10.5%
Average loan portfolio (e)	$159,646	$101,918	$57,728	56.6%

	Nine Months Ended September 30,		Favorable/(Unfavorable)

	2006	2005	$ Change	% Change

	(Thousands of dollars)
Revenues:
Auction and related revenues	$386,116	$301,426	$84,690	28.1%
Finance revenues	11,329	5,088	6,241	*
License fee revenues	2,153	1,009	1,144	*
Other revenues	2,096	1,414	682	48.2%

Total revenues	401,694	308,937	92,757	30.0%
Expenses	319,927	269,793	(50,134)	-18.6%

Operating income	81,767	39,144	42,623	*
Net interest expense	(22,258)	(20,004)	(2,254)	-11.3%
Credit facility termination costs	—	(2,938)	2,938	100.0%
Other expense	(2,041)	(93)	(1,948)	*

Income from continuing operations before taxes	57,468	16,109	41,359	*
Equity in earnings of investees, net of taxes	660	610	50	8.2%
Income tax expense	20,110	5,167	(14,943)	*

Income from continuing operations	$38,018	$11,552	$26,466	*

Key performance indicators:
Aggregate Auction Sales (a)	$2,222,281	$1,597,653	$624,628	39.1%
Net Auction Sales (b)	$1,920,045	$1,371,933	$548,112	40.0%
Private Sales (c)	$267,738	$183,098	$84,640	46.2%
Auction commission margin (d)	17.1%	19.0%	N/A	-10.0%
Average loan portfolio (e)	$150,733	$90,263	$60,470	67.0%

          Legend:

*	Represents a change in excess of 100%.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by the Company.

(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(e)	Represents the average loan portfolio of the Company’s Finance segment.

Impact of Foreign Currency Translations

          For the three months ended September 30, 2006, foreign currency translations had an unfavorable impact of approximately $0.3 million on the Company’s loss from continuing operations before taxes. For the nine months ended September 30, 2006, foreign currency translations had a favorable impact of approximately $0.5 million on the Company’s income from continuing operations before taxes. The components of the impacts are as follows (in thousands of dollars):

	Favorable/(Unfavorable)

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Total revenues	$1,864	$(1,662)
Total expenses	(2,127)	2,099

Operating (loss) income	(263)	437
Net interest (expense) income and other	(24)	39

(Loss) income from continuing operations before taxes	$(287)	$476

Revenues

          For the three and nine months ended September 30, 2006 and 2005, revenues from continuing operations consist of the following (in thousands of dollars):

	Three Months Ended September 30,		Favorable/(Unfavorable)

	2006	2005	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$41,178	$43,648	($2,470)	-5.7%
Auction expense recoveries	2,291	2,381	(90)	-3.8%
Private sale commissions	3,074	4,176	(1,102)	-26.4%
Principal activities	402	386	16	4.1%
Catalogue subscription revenues	2,124	2,139	(15)	-0.7%
Other	1,812	963	849	88.2%

Total auction and related revenues	50,881	53,693	(2,812)	-5.2%

Finance revenues	4,347	2,112	2,235	*
License fee revenues	961	385	576	*
Other revenues	1,191	279	912	*

Total revenues	$57,380	$56,469	$911	1.6%

	Nine Months Ended September 30,		Favorable/(Unfavorable)

	2006	2005	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$328,003	$260,613	$67,390	25.9%
Auction expense recoveries	10,697	12,445	(1,748)	-14.0%
Private sale commissions	20,614	14,898	5,716	38.4%
Principal activities	12,422	2,140	10,282	*
Catalogue subscription revenues	6,392	7,025	(633)	-9.0%
Other	7,988	4,305	3,683	85.6%

Total auction and related revenues	386,116	301,426	84,690	28.1%

Finance revenues	11,329	5,088	6,241	*
License fee revenues	2,153	1,009	1,144	*
Other revenues	2,096	1,414	682	48.2%

Total revenues	$401,694	$308,937	$92,757	30.0%

          Legend:

          *         Represents a change in excess of 100%.

Auction and Related Revenues

          For the three months ended September 30, 2006, auction and related revenues decreased $2.8 million, or 5%, to $50.9 million, when compared to the same period in the prior year. For the period, the favorable impact of foreign currency translations on auction and related revenues was $1.7 million. Excluding the favorable impact of foreign currency translations, auction and related revenues decreased $4.5 million, or 8%, to $49.2 million when compared to the same period in the prior year principally due to lower auction commission revenues and private sale commissions.

          For the nine months ended September 30, 2006, auction and related revenues increased $84.7 million, or 28%, to $386.1 million, when compared to the same period in the prior year primarily due to higher auction commission revenues, and, to a much lesser extent, a higher level of principal activities and private sale commissions.

          Each of the significant factors impacting the increase in auction and related revenues for the three and nine months ended September 30, 2006 is explained in more detail below.

          Auction Commission Revenues—For the three months ended September 30, 2006, the lower level of auction commission revenues is principally due to a 14% decrease in Net Auction Sales, partially offset by a 11% increase in auction commission margin (from 19.1% to 21.1%).

          For the nine months ended September 30, 2006, the higher level of auction commission revenues is primarily attributable to a 40% increase in Net Auction Sales, partially offset by a 10% decrease in auction commission margin (from 19% to 17.1%).

          See “Net Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

          Net Auction Sales—For the three months ended September 30, 2006, Net Auction Sales decreased $32.7 million, or 14%, to $195.5 million, when compared to the same period in the prior year. For the period, the favorable impact of foreign currency translations on Net Auction Sales was $6.9 million. Excluding the favorable impact of foreign currency translations, Net Auction Sales decreased $39.6 million, or 17%, to $188.6 million when compared to the same period in the prior year.

          The lower level of third quarter Net Auction Sales is primarily attributable to a $42.8 million, or 49%, decrease in results from the July Old Master Paintings sales in London. In July 2005, Old Master Paintings results included the sale of Canaletto’s Venice, The Grand Canal, Looking Northeast From Palazzo Balbi To The Rialto Bridge for approximately $29 million. There was no comparably priced painting offered in the July 2006 sales. Third quarter Net Auction Sales are also unfavorably impacted by a change in the timing of certain sales in New York. Specifically, results for the third quarter of 2005 include $10.6 million in Net Auction Sales generated from sales of Jewelry, Decorative Works of Art and Wine; whereas in 2006, the comparable sales are scheduled for the fourth quarter. The overall decrease in third quarter Net Auction Sales is partially offset by an $18.7 million, or 94%, increase in Asian Art sales in New York, which is primarily attributable to a $15.4 million sale of Chinese Contemporary Paintings in New York in September 2006 for which there was no comparable sale in the third quarter of 2005, as 2006 is the inaugural year for New York sales in this collecting category.

          For the nine months ended September 30, 2006, Net Auction Sales increased $548.1 million, or 40%, to $1.9 billion, when compared to the same period in the prior year primarily due to the following factors:

•

A $372 million, or approximately 76%, improvement in results from the winter and spring Impressionist and Contemporary Art sales conducted in New York and London. The spring sales in New York were highlighted by the sale of Picasso’s Dora Maar with Cat for $85 million, for which there was no comparably priced painting sold in the prior year. The significant improvement in these results is indicative of the continued strength of these markets, which greatly contributed to an increase in both the number of lots sold and the average selling price of such lots.

•	A $47.4 million increase in Asian art sales in New York, reflecting market growth in the areas of Chinese Contemporary Art, Chinese Works of Art and Indian Art.

•	A $41 million, or 122%, increase in sales of Russian art in New York and London, reflecting the continued growth of this market.

•

A $17.2 million, or 12%, increase in sales of Old Master Paintings and Drawings, with favorable sales results in the first half of 2006 in New York and Milan partially offset by the lower results from the July sales in London, as discussed above.

•	A $17 million increase in sales of American Paintings.

•

A $9.3 million increase in Net Auction Sales conducted by Sotheby’s Asia (which includes auction salesrooms in Hong Kong, Singapore and Australia), primarily due to a 202% improvement in sales of Contemporary Chinese Art in Hong Kong.

•	Less significant increases across several other collecting categories.

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

          For the three months ended September 30, 2006, auction commission margin increased 11% (from 19.1% to 21.1% when compared to the same period in 2005. This increase in auction commission margin is due to a change in sales mix as less high-value property was sold in the third quarter of 2006.

          For the nine months ended September 30, 2006, auction commission margin decreased 10% (from 19% to 17.1%), primarily due to an unfavorable change in sales mix as a more significant portion of Net Auction Sales during the period were at the high-end of the Company’s business where auction commission margins are traditionally lower. Also contributing to the deterioration in auction commission margin were certain significant consignments in the second quarter of 2006 that were sold subject to commission sharing arrangements, whereby the Company shared the auction commissions in exchange for a portion of the hammer price (see discussion of Principal Activities below).

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

          For the nine months ended September 30, 2006, principal activities increased $10.3 million when compared to the same period in the prior year, primarily due to significantly favorable guarantee experience in the second quarter of 2006 (see discussion of Auction Commission Margin above). As discussed above, in certain limited situations the Company may share auction commissions with the consignor as part of an auction guarantee in exchange for a portion of the hammer price in excess of the guaranteed amount. As a result, in periods impacted by such arrangements, such as in this period, auction commission revenues are best reviewed in the aggregate with principal activities to fully understand auction and related revenues for the period.

          Private Sale Commissions—The level of private sale commissions earned by the Company in any period is typically highly variable.

          For the three months ended September 30, 2006, private sale commissions decreased $1.1 million, or 26%, when compared to the same period in the prior year. The comparison to the prior year is unfavorably impacted by $1.1 million in revenue associated with a significant private sale brokered in the third quarter of 2005, for which there was no comparable sale in the current period.

          For the nine months ended September 30, 2006, private sale commissions increased $5.7 million, or 38%, when compared to the same period in the prior year. Most notably, results for the period include revenue associated with the private sale of the Collection of Dr. Martin Luther King, Jr., for which there was no comparable sale in the prior period. The overall increase in private sale commissions for the year-to-date period reflects management’s continued commitment to pursue private sales opportunities in the strong international art market.

Finance Revenues

          For the three and nine months ended September 30, 2006, Finance revenues increased $2.2 million and $6.2 million, respectively, when compared to the same periods in the prior year. These substantial increases principally resulted from a 57% increase in the quarter-to-date average loan portfolio balance (from $101.9 million to $159.6 million) and a 67% increase in the year-to-date average loan portfolio balance (from $90.3 million to $150.7 million), respectively. Also favorably impacting the comparison to the prior periods are higher interest rates earned on the loan portfolio primarily as a result of an increase in the Prime Rate. A significant portion of the increase in the average loan portfolio balance is the result of three term loans issued to the same borrower in the second and fourth quarters of 2005 and in the third quarter of 2006 totaling $59 million. For the three and nine months ended September 30, 2006, these three loans contributed approximately $0.8 million and $3.1 million, respectively, to the increase in Finance revenues for the period and, in the aggregate, comprise approximately 34% of the client loan portfolio at September 30, 2006. The growth in the Finance segment’s client loan portfolio reflects the availability of capital to fund new loans and management’s marketing efforts in this area.

License Fee Revenues

          For the three and nine months ended September 30, 2006, license fee revenues increased $0.6 million and $1.1 million, respectively, when compared to the same periods in the prior year. License fee revenues consist principally of fees earned in conjunction with a license agreement with Realogy Corporation (“Realogy”), formerly Cendant Corporation. Under this agreement, Realogy licenses the Sotheby’s International Realty trademark and certain related trademarks in exchange for an ongoing license fee based upon the volume of commerce transacted under licensed trademarks.

Expenses

          For the three and nine months ended September 30, 2006 and 2005, expenses from continuing operations consist of the following (in thousands of dollars):

	Three Months Ended September 30,		Favorable / (Unfavorable)

	2006	2005	$ Change	% Change

Direct costs of services	$10,360	$8,136	($2,224)	-27.3%
Salaries and related costs	45,709	37,521	(8,188)	-21.8%
General and administrative expenses	34,162	27,465	(6,697)	-24.4%
Depreciation and amortization expense	5,372	5,468	96	1.8%

Total expenses	$95,603	$78,590	($17,013)	-21.6%

	Nine Months Ended September 30,		Favorable / (Unfavorable)

	2006	2005	$ Change	% Change

Direct costs of services	$46,471	$37,407	($9,064)	-24.2%
Salaries and related costs	160,051	130,400	(29,651)	-22.7%
General and administrative expenses	97,370	85,301	(12,069)	-14.1%
Depreciation and amortization expense	16,035	16,685	650	3.9%

Total expenses	$319,927	$269,793	($50,134)	-18.6%

Legend:

* Represents a change in excess of 100%.

Direct Costs of Services

          Direct costs of services consists largely of catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company’s auction offerings. For example, direct costs attributable to single-owner or other high-value collections are typically higher than those associated with standard various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions, as well as higher shipping expenses.

          For the three months ended September 30, 2006, direct costs of services increased $2.2 million, or 27%, when compared to the same period in the prior year. This increase is partially attributable to promotion and other sale-related costs from private sale activity conducted at the Chatsworth House and an auction held at the Shrubland Park Country House, both in the U.K. These were unique events for which there were no comparable costs in the prior period. Also contributing to the increase in direct costs for the three months ended September 30, 2006 is $0.3 million in corporate marketing expenses attributable to increased spending for client service programs.

          For the nine months ended September 30, 2006, direct costs of services increased $9.1 million, or 24%, when compared to the same period in the prior year. The increase in direct costs is consistent with the volume and type of property offered and sold at auction during the period. In particular, the increase reflects higher shipping and sale promotion costs related to the successful Impressionist and Contemporary sales in New York and London, in addition to the private sale expenses noted above. Also contributing to the increase in direct costs for the nine months ended September 30, 2006 is $1.4 million in corporate marketing expenses attributable to increased spending for client service programs.

Salaries and Related Costs

          For the three and nine months ended September 30, 2006 and 2005, salaries and related costs consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Favorable / (Unfavorable)

	2006	2005	$ Change	% Change

Full-time salaries	$27,947	$24,736	($3,211)	-13.0%
Employee benefits	5,992	4,505	(1,487)	-33.0%
Payroll taxes	3,516	2,675	(841)	-31.4%
Incentive bonus costs	528	755	227	30.1%
Stock compensation expense	4,246	971	(3,275)	*
Option Exchange	505	948	443	46.7%
Other **	2,975	2,931	(44)	-1.5%

Total salaries and related costs	$45,709	$37,521	($8,188)	-21.8%

	Nine Months Ended September 30,		Favorable / (Unfavorable)

	2006	2005	$ Change	% Change

Full-time salaries	$81,412	$75,312	($6,100)	-8.1%
Employee benefits	19,539	15,082	(4,457)	-29.6%
Payroll taxes	11,947	9,190	(2,757)	-30.0%
Incentive bonus costs	26,409	15,905	(10,504)	-66.0%
Stock compensation expense	9,223	2,695	(6,528)	*
Option Exchange	1,981	3,606	1,625	45.1%
Other **	9,540	8,610	(930)	-10.8%

Total salaries and related costs	$160,051	$130,400	($29,651)	-22.7%

Legend:

*	Represents a change in excess of 100%.

**	Principally includes the cost of temporary labor and overtime.

          For the three and nine months ended September 30, 2006, salaries and related costs increased $8.2 million, or 22%, and $29.7 million, or 23%, when compared to the same periods in the prior year. For the three months ended September 30, 2006, the increase in salaries and related costs is primarily attributable to higher levels of stock compensation costs, full-time salaries, employee benefit costs and payroll taxes. For the nine months ended September 30, 2006, the increase in salaries and related costs is primarily due to higher levels of incentive bonus costs, stock compensation costs, full-time salaries, employee benefit costs and payroll taxes. The overall increase in salaries and related costs for the periods is minimally offset by lower costs related to the Option Exchange program. See discussion below for a more detailed explanation of each of these factors.

          Incentive Bonus Costs—For the nine months ended September 30, 2006, incentive bonus costs increased approximately $10.5 million, or 66%, when compared to the same period in the prior year, due to the Company’s strong financial performance through the first nine months of 2006.

          Stock Compensation Expense—For the three and nine months ended September 30, 2006, stock compensation expense (excluding costs related to the Exchange Offer described below) increased $3.3 million and $6.5 million, respectively, when compared to the same periods in the prior year. These increases are attributable to stock compensation costs resulting from compensation arrangements with the Company’s Chief Executive Officer, Chief Financial Officer and other senior executives consummated in 2006 totaling $2.2 million and $3.3 million for the three and nine months ended September 30, 2006, respectively, as well as incremental costs from other restricted stock awarded during 2006. Included in the stock compensation expense associated with these executive compensation arrangements is $1.5 million and $2 million, respectively, related to shares of restricted stock granted in 2006 that will only vest and create value for the recipients at the end of a minimum employment period, and only if certain objective performance or market-based criteria are satisfied. Additionally, for the three and nine months ended September 30, 2006, the Company recognized $0.2 million and $1.3 million, respectively, in stock compensation expense resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” on January 1, 2006. (See Note 13 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more detailed information related to the adoption of SFAS No. 123R.)

          For the year ended December 31, 2006, stock compensation expense (excluding costs related to the Exchange Offer discussed below) is expected to increase approximately $9.7 million when compared to 2005 principally due to the 2006 restricted stock grants discussed above, as well as $1.4 million in expense related to the adoption of SFAS No. 123R. (See statement on Forward Looking Statements.) Included in this increase is $3.5 million of stock compensation expense related to shares of restricted stock granted in 2006 that will only vest and create value for the recipients at the end of a minimum employment period, and only if certain objective performance or market-based criteria are satisfied.

          Full-Time Salaries—For the three and nine months ended September 30, 2006, full-time salaries increased $3.2 million, or 13%, and $6.1 million, or 8%, respectively, when compared to the same periods in the prior year. These increases are principally due to strategic headcount additions in certain departments within the Auction segment, including Contemporary Paintings, Russian Art and Asian Art, as well as limited salary increases.

          Payroll Taxes—For the three and nine months ended September 30, 2006, payroll taxes increased $0.8 million, or 31%, and $2.8 million, or 30%, respectively, when compared to the same periods in the prior year, principally due to a significantly higher level of employee stock option exercises and the vesting of restricted stock shares during the periods. To a lesser extent, the increase in payroll taxes is also attributable to the increases in full-time salaries and incentive bonus costs discussed above.

          Employee Benefit Costs—Employee benefit expenses include costs of the Company’s retirement plans, the costs of its health and welfare programs and, to a much lesser extent, severance costs. The Company’s material retirement plans include a defined benefit pension plan covering substantially all employees in the United Kingdom (“U.K.”) and defined contribution and deferred compensation plans for employees in the United States (“U.S.”). The U.S. plans provide for a Company matching contribution of up to 6% of each participant’s eligible compensation as well as a discretionary annual Company contribution that varies depending on the Company’s profitability. Generally, the level of employee benefit costs is dependent upon movements in headcount and compensation levels, as well as the Company’s financial performance. Additionally, expenses related to the Company’s U.K. defined benefit pension plan are significantly influenced by interest rates and investment performance in the debt and equity markets (see Part II, Item 1A, “Risk Factors”).

          For the three months ended September 30, 2006, employee benefit costs increased $1.5 million, or 33%, when compared to the same period in the prior year. This increase is primarily attributable to a $0.8 million, or 78%, increase in costs related to the Company’s U.K. defined benefit plan (see Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and the headcount and salary increases discussed above.

          For the nine months ended September 30, 2006, employee benefit costs increased $4.5 million, or 30%, when compared to the same period in the prior year. The higher level of employee benefit costs is attributable to the headcount, salary and incentive bonus cost increases discussed above, as well as the following factors:

•

A $1.5 million, or 43%, increase in costs related to the Company’s U.K. defined benefit pension plan (see Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

•	A $0.7 million increase in profit sharing costs related to the Company’s U.S. pension plans as a result of the Company’s strong financial performance.

•	A $0.7 million increase in severance costs.

          As disclosed in the Company’s Form 10-K for the year ended December 31, 2005, during the three-year period from 2000 to 2002, actual asset returns for the U.K. defined benefit pension plan were less than management’s assumed rate of return on plan assets, contributing to unrecognized net losses of approximately $54 million at December 31, 2005. These unrecognized losses are being systematically recognized as an increase in future net periodic pension cost in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” For the year ended December 31, 2006, management expects an increase of approximately $2.2 million in costs related to its U.K. defined benefit pension plan principally due to higher amortization of such unrecognized losses. (See “Future Impact of Recently Issued Accounting Standards” and statement on Forward Looking Statements.)

          Option Exchange Program—In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004.

          For the three and nine months ended September 30, 2006, compensation expense related to the Exchange Offer decreased $0.4 million, or 47%, and $1.6 million, or 45%, respectively, when compared to the same periods in the prior year as a result of lower stock compensation expense related to the issuance of 1.1 million restricted shares in the Exchange Offer, which is being amortized over a graded four-year vesting period. The amortization of stock compensation expense related to the Exchange Offer is expected to be approximately $2.5 million and $1.2 million for the years ended December 31, 2006 and 2007, respectively. (See statement on Forward Looking Statements.)

General and Administrative Expenses

          For the three months ended September 30, 2006, general and administrative expenses increased $6.7 million, or 24%, when compared to the same period in the prior year, primarily as a result of a higher level of professional fees ($3 million increase), travel and entertainment costs ($1.4 million increase), premises rental and maintenance costs ($0.8 million increase) and authenticity claims and goodwill gestures ($0.4 million increase).

          For the nine months ended September 30, 2006, general and administrative expenses increased $12.1 million, or 14%, when compared to the same period in the prior year. This increase is largely attributable to the following factors:

•

A $5.2 million, or 24%, increase in professional fees, which is partially attributable to costs associated with outsourcing the Company’s catalogue production operations in the U.K. Also contributing to the increase are consulting fees related to strategic corporate initiatives, including several client service and marketing initiatives, as well as tax staffing fees.

•

A $3.7 million, or 30%, increase in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the period. Also contributing to the increase in travel and entertainment costs during the period are price increases for airfares and other travel costs.

•

A $2 million, or 9%, increase in premises related costs consisting mainly of increased rental costs in the U.K. ($0.8 million) and expenses related to the refurbishment of the Company’s New Bond Street building in London ($0.8 million).

•	A $0.8 million increase in computer, telecommunication and other office related expenses.

•

A $0.7 million accrual related to the final settlement of the Canadian Competition Bureau investigation. (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

•

A $0.7 million increase in bad debt expense, primarily due to a higher average client loan portfolio balance and higher client receivables, both a result of increased activity within the Company’s Finance and Auction segments.

•	A $0.6 million increase in authenticity claims and goodwill gestures.

•	Various smaller increases in other general and administrative expenses totaling approximately $1.6 million.

          For the nine months ended September 30, 2006, the overall increase in general and administrative expenses was partially offset by the one-time benefit associated with the recovery of $2.3 million in administrative expenses related to the settlement of the International Antitrust Litigation (see Notes 1 and 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements” for information related to the original income statement classification of such expenses) and a $0.8 million reduction in insurance costs, reflecting management’s cost reduction efforts and lower overall premiums available in the insurance market.

Net Interest Expense

          Due to funding requirements for new client loans, as well as decreased cash balances resulting from funding the Transaction described under “Recapitalization” below, the Company had significantly lower average cash balances and short-term investments and a higher level of average outstanding revolving credit facility borrowings during the nine months ended September 30, 2006, when compared to the same period in the prior year. As a result, for the nine months ended September 30, 2006, net interest expense increased $2.3 million, or 11%, when compared to the same period in 2005. The overall increase in net interest expense for the period is partially offset by a $1 million decrease in interest expense related to antitrust matters (See “Liquidity and Capital Resources” below and Notes 7 and 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Credit Facility Termination Costs

          As discussed in more detail in “Liquidity and Capital Resources” below, on September 7, 2005, in connection with the Transaction described under “Recapitalization” below, the Company terminated its senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). As a result of the termination of the GE Capital Credit Agreement, in the third quarter of 2005, the Company incurred a $1 million termination fee and wrote off approximately $1.9 million in arrangement fees and other direct costs related to the GE Capital Credit Agreement, which were previously being amortized over the term of the agreement. These charges are combined and reflected as a separate caption in the Consolidated Income Statements for the three and nine months ended September 30, 2005. There was no comparable event or charges impacting the Company’s results for the three and nine months ended September 30, 2006.

Other (Expense) Income

          For the three and nine months ended September 30, 2006, other expense totaled $1.5 million and $2 million, respectively, principally due to net losses relating to the revaluation and settlement of certain forward exchange contracts during the periods. Such forward exchange contracts were principally used as cash flow hedges of the Company’s exposure to foreign currency denominated future guarantee obligations. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on referenced market rates. (See Note 15 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Income Tax Expense

          The Company’s effective tax rate for the three and nine months ended September 30, 2006 was approximately 35%, compared to approximately 32% in the comparable periods of the prior year. The change in the effective tax rate was primarily attributable to permanent disallowances of employee compensation and an increased proportion of the Company’s taxable income generated in the United States, which is a higher tax jurisdiction than some of the international countries or territories where the Company earns income.

Discontinued Operations

          For information related to Discontinued Operations, see Note 16 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2006

          This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

          For the nine months ended September 30, 2006, total cash and cash equivalents related to the Company’s continuing and discontinued operations decreased $85.9 million primarily due to the factors discussed below.

          Net cash used by operations was $77.9 million for the nine months ended September 30, 2006 and is principally due to the following factors:

•	A $45.2 million net decrease in amounts owed to clients principally due to the timing and settlement of auction sales conducted in the fourth quarter of 2005 and the first nine months of 2006.

•	A $44.7 million decrease in accounts payable and accrued liabilities and other liabilities.

•

A $26.8 million net increase in inventory due in part to approximately $19.2 million in inventory purchased by Noortman Master Paintings, B.V. subsequent to the date of acquisition (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

•

The payment of $15 million of the fine payable to the DOJ in February 2006 and the redemption of $3.4 million in vendor’s commission discount certificates (see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

          The impact of these net cash outflows from operations was partially offset by net income of $36.7 million during the period.

          Net cash used by investing activities was $47.1 million for the nine months ended September 30, 2006 and was largely due to $45.1 million in cash outflows due to the net funding of client loans, and, to a much lesser extent, capital expenditures of $8.3 million. These investing cash outflows are partially offset by a $3.2 million decrease in restricted cash and $3.1 million in distributions received from equity investees during the period.

          Net cash provided by financing activities was $37.6 million for the nine months ended September 30, 2006 and is principally due to $57.9 million in proceeds received from the exercise of stock options and $13.2 million in excess tax benefits resulting from stock option exercises. These financing inflows are partially offset by net repayments of credit facility borrowings of $16.5 million, the $9.5 million repayment of acquiree bank debt (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and $6.4 million of dividend payments (see “Liquidity and Capital Resources” below).

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

          The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Michigan. Upon completion of the merger, the address of Sotheby’s principal executive offices is 1334 York Avenue, New York, NY 10021. Sotheby’s Michigan’s management and board of directors continue as the management and board of directors of Sotheby’s Delaware. Sotheby’s Delaware Stock continues to trade on the New York Stock Exchange under the symbol “BID.” Shareholders were not required to exchange their existing stock certificates, which now represent an equivalent number of shares of Sotheby’s Delaware Stock.

ACQUISITION

          On June 7, 2006, the Company and Arcimboldo S.A. (“Arcimboldo”), a private limited liability company incorporated under the laws of Luxembourg, entered into a sale and purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Noortman Master Paintings B.V. (“NMP”), a company incorporated under the laws of the Netherlands and one of the world’s leading art dealers. NMP is based in Maastricht, the Netherlands. Robert C. Noortman is the sole shareholder of Arcimboldo and has guaranteed the obligations of Arcimboldo under the Purchase Agreement. The acquisition of NMP offers the Company growth opportunities by adding a pre-eminent art dealer in an important market. NMP’s results are included in the Company’s Consolidated Income Statements beginning on June 1, 2006 and are not material to the periods covered by this report. Consequently, such results are included in All Other for segment reporting purposes for the three and nine months ended September 30, 2006 (see Note 4 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

          Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Limited Voting Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration is based on the actual number of shares issued using the closing price of Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the fair value of certain restrictions on the future transfer of the Sotheby’s Shares issued as Initial Consideration, as discussed in more detail below. The fair value of these restrictions was determined by an independent valuation expert. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of an $11.7 million payable to Sotheby’s. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the three-year term. The first payment of €2.1 million ($2.6 million) under the note payable was made on July 26, 2006. The remaining payments under the note payable are due according to the following schedule: €2 million ($2.6 million) on June 7, 2007, €4.2 million ($5.3 million) on June 7, 2008 and €4.2 million ($5.3 million) on June 7, 2009.

          If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company. In addition, the Company also has in place a key man permanent disability insurance policy of $25 million and a key man life insurance policy of $20 million covering Mr. Noortman.

          An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed into escrow to be released only if NMP achieves certain targeted performance criteria specified in the Purchase Agreement during the five years following the closing of the transaction and if Mr. Noortman achieves certain service criteria. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $36.95 per share on October 25, 2006 the Additional Consideration has a fair value of approximately $18 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

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

          The Company, Arcimboldo and Mr. Noortman also made customary warranties and covenants in the Purchase Agreement, including certain post-closing business covenants of the Company and certain non-competition and non-solicitation covenants of Arcimboldo and Mr. Noortman for a period of five years following closing. Mr. Noortman also entered into a seven-year employment agreement with NMP. In October 2006, the Company learned that Mr. Noortman has been diagnosed with cancer. The Company cannot predict at this time what effect Mr. Noortman’s illness may have, but management does not believe that it will have a material adverse effect on the Company’s overall business. (See statement on Forward Looking Statements.)

          (See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more information related to NMP.)

SHARES OUTSTANDING

          Diluted weighted average shares outstanding for the nine months ended September 30, 2006 decreased by approximately 2 million shares when compared to the same period in the prior year. The impact of the Transaction on diluted shares outstanding was partially offset by the impact of employee stock option exercises subsequent to the second quarter of 2005, which has resulted in the issuance of approximately 4.1 million additional shares of the Company’s Common Stock, as well as the issuance of 1.9 million shares in conjunction with the acquisition of NMP. As a result of these events, management expects weighted average diluted shares outstanding for the year ended December 31, 2006 to be in the range of approximately 62.2 million. (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes the Company’s material contractual obligations and commitments as of September 30, 2006:

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
Principal payments on borrowings:
Credit facility borrowings (1)	$20,000	$—	$—	$20,000	$—
Long-term debt (2)	100,000	—	100,000	—	—

Sub-total	120,000	—	100,000	20,000	—

Interest payments on borrowings:
Credit facility borrowings (1)	56	56	—	—	—
Long-term debt (2)	16,615	6,875	9,740	—	—

Sub-total	16,671	6,931	9,740	—	—

Other commitments:
York Property capital lease	374,493	19,287	39,562	41,274	274,370
Operating lease obligations	77,944	15,233	24,639	10,545	27,527
Discount Certificates (3)	45,699	45,699	—	—	—
Note payable to Arcimboldo (4)	13,200	2,600	10,600	—	—
Purchase commitment (5)	11,000	11,000	—	—	—
Employment arrangements (6)	26,688	6,678	10,857	8,078	1,075

Sub-total	549,024	100,497	85,658	59,897	302,972

Total	$685,695	$107,428	$195,398	$79,897	$302,972

(1)

Represents the outstanding principal and interest payments related to the Company’s credit facility borrowings. (See “Liquidity and Capital Resources” below and Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information related to the Company’s credit arrangements.)

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

(5)

Represents a commitment by the Company’s Auction segment to purchase a group of six paintings for $11 million. This transaction closed on October 6, 2006 upon payment of the purchase price by the Company.

(6)

Represents the remaining commitment for future salaries as of September 30, 2006 related to employment arrangements with a number of key employees, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants. (See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

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

          As of September 30, 2006, the Company had outstanding auction guarantees totaling $172.6 million, the property relating to which had a mid-estimate sales price (1) of $209.8 million. The property related to such auction guarantees is being offered at auctions in the fourth quarter of 2006 and the first half of 2007. As of September 30, 2006, $19.3 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheets (see Note 5 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”). As of September 30, 2006, December 31, 2005 and September 30, 2005, the carrying amount of the liability related to the Company’s auction guarantees was approximately $2.7 million, $0.3 million and $0.7 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          As of November 8, 2006, the Company had outstanding auction guarantees totaling $87.3 million, the property relating to which had a mid-estimate sales price (1) of $106.2 million. Substantially all of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2006 and the first half of 2007. As of November 8, 2006, $29.8 million of the guaranteed amount had been advanced by the Company and will be recorded within Notes Receivable and Consignor Advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

          In certain situations, the Company’s Finance segment enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $20.9 million at September 30, 2006.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated future guarantee obligations. Generally, exposures related to such foreign currency risks are centrally managed by the Company’s global treasury function. The Company’s objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures.

          The forward exchange contracts entered into by the Company are used mostly as cash flow hedges of the Company’s exposure to short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated future guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on referenced market rates. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings.

          At September 30, 2006, the Company had $191.2 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

          As of September 30, 2006, the Consolidated Balance Sheets included a liability of $0.9 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date. As of December 31, 2005, the Consolidated Balance Sheets included an asset of $0.1 million recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

CONTINGENCIES

          For information related to Contingencies, see Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

LIQUIDITY AND CAPITAL RESOURCES

          On September 7, 2005, in connection with the Transaction discussed above under “Recapitalization,” the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million on a one-time basis.

           The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the U.K. (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, unamortized debt discount and eligible loans). As of September 30, 2006, the amount of unused borrowing capacity available under the BofA Credit Agreement was $187.7 million, consisting of a borrowing base of $207.7 million less $20 million in borrowings outstanding on that date. Such outstanding borrowings are classified as long-term liabilities in the Consolidated Balance Sheet as of September 30, 2006. As of October 25, 2006, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available and borrowing base under the BofA Credit Agreement was $263.9 million.

          The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise, the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008. See Note 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more information related to the Notes.

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

          On August 2, 2006, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.4 million), which was paid on September 15, 2006 to shareholders of record on September 1, 2006. On November 2, 2006, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $7 million), to be paid on December 15, 2006 to shareholders of record on November 30, 2006. It is the intention of the Company to continue to pay quarterly dividends at this rate (an annual rate of $0.40 per share), subject to Board approval depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and nine months ended September 30, 2006, the weighted average interest rate incurred by the Company on outstanding credit facility borrowings was approximately 7.1% and 6.9%, respectively. For the three and nine months ended September 30, 2005, the weighted average interest rate incurred by the Company on outstanding credit facility borrowings was approximately 5.5%.

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

          The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of the quarterly dividend discussed above, as well as the short-term commitments to be funded prior to September 30, 2007 included in the table of contractual obligations above.

          The Company’s long-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances and the funding of capital expenditures, as well as the funding of the Company’s presently anticipated long-term contractual obligations and commitments included in the table of contractual obligations above through September 7, 2010.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48, if any, on the Company’s financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No. 157, if any, on the Company’s financial statements.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Under SFAS No. 158, the Company will be required to recognize the under-funded status of the U.K. Pension Plan and to provide the required disclosures as of December 31, 2006. Based on available information from the last measurement date for the U.K. Pension Plan and reflecting potential variability in actuarial assumptions and plan experience, the Company estimates that the impact due to the recognition at December 31, 2006 of previously unrecognized amounts would reduce shareholders’ equity in the range of approximately $40 million to $55 million, after tax, before assessing the realizability of deferred tax assets resulting from the adoption of SFAS No. 158 of approximately $20 million to $25 million. The actual impact of the recognition provisions of SFAS No. 158 will not be known until year-end valuations are available and the deferred tax assets are assessed for realizability. (See statement on Forward Looking Statements.)

          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company’s fourth quarter of 2006. Management is currently evaluating the impact of adopting SAB No. 108, if any, on the Company’s financial statements.

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

          At September 30, 2006, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $13.1 million. Excluding the potential impact of this hypothetical strengthening or weakening of the U.S. dollar, the market risk of the Company’s financial instruments has not changed significantly as of September 30, 2006 from that set forth in the Company’s Form 10-K for the year ended December 31, 2005.

          At September 30, 2006, the Company had $191.2 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of September 30, 2006, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

          There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          (See Notes 9 and 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

ITEM 1A: RISK FACTORS

          Operating results for the Company, as well as the Company’s liquidity, are significantly influenced by a number of risk factors, many of which are not within the Company’s control. These factors, which are not ranked in any particular order, include:

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits –

	10.1	Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006

	10.2	Service Agreement between Sotheby’s and Robin G. Woodhead, with related Terms of Employment, dated August 16, 2006

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)

On July 6, 2006, the Company filed a current report on Form 8-K under Item 3.03, “Material Modification to Rights of Security Holders,” Item 5.03, “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year,” Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits.”

	(ii)	On August 2, 2006, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

	(iii)	On August 4, 2006, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement.”

	(iv)	On August 18, 2006, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Michael L. Gillis

Michael L. Gillis
Senior Vice President,
Controller and Chief
Accounting Officer

Date: November 9, 2006

Exhibit Index

Exhibit No.	Description

10.1	Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006

10.2	Service Agreement between Sotheby’s and Robin G. Woodhead, with related Terms of Employment, dated August 16, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002