Form 10-K
period 2006-12-31
SOTHEBYS
filed 2007-03-01
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO , AND
COMMISSION FILE NUMBER 1-9750

SOTHEBY’S
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1334 York Avenue New York, New York (Address of principal executive offices)	38-2478409 (I.R.S. Employer Identification No.) 10021 (Zip Code)

(212) 606-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☑
Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

As of June 30, 2006, the aggregate market value of the 60,612,960 shares of Common Stock held by non-affiliates of the registrant was $1,591,090,200, based upon the closing price ($26.25) on the New York Stock Exchange composite tape on such date for the Common Stock.

As of February 20, 2007, there were outstanding 65,739,549 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Company Overview

Sotheby’s (formerly Sotheby’s Holdings, Inc. and together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world’s two largest auctioneers of authenticated fine art, antiques and decorative art, jewelry and collectibles. In addition to auctioneering, the Company’s Auction segment is engaged in a number of related activities, including the brokering of private purchases and sales of fine art, jewelry and collectibles. The Company also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in licensing activities. A detailed explanation of the activities of each of the Company’s segments, as well as its licensing activities is provided below.

The Company was initially incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, the Company issued shares of Class A Limited Voting Common Stock, par value $0.10 per share (the “Class A Stock”), to the public, which were listed on the New York Stock Exchange (the “NYSE”).

In June 2006, the Company (then named Sotheby’s Holdings, Inc.) reincorporated into the State of Delaware (the “Reincorporation”). The Reincorporation and related proposals were approved by the shareholders of Sotheby’s Holdings, Inc. at the annual meeting of shareholders on May 8, 2006. The Reincorporation was completed by means of a merger of Sotheby’s Holdings, Inc. with and into Sotheby’s Delaware, Inc., a Delaware corporation (“Sotheby’s Delaware”) and a wholly-owned subsidiary of Sotheby’s Holdings, Inc. incorporated for the purpose of effecting the Reincorporation, with Sotheby’s Delaware being the surviving corporation. Sotheby’s Delaware was renamed “Sotheby’s” upon completion of the merger.

In the merger, each outstanding share of Class A Stock was converted into one share of Common Stock of Sotheby’s Delaware (“Sotheby’s Delaware Stock”). As a result, holders of Class A Stock became holders of Sotheby’s Delaware Stock, and their rights as holders thereof are now governed by the General Corporation Law of the State of Delaware and the Certificate of Incorporation and By-Laws of Sotheby’s Delaware.

The Reincorporation was accounted for as a reverse merger, whereby, for accounting purposes, Sotheby’s Holdings, Inc. is considered the acquiror and the surviving corporation is treated as the successor to the historical operations of Sotheby’s Holdings, Inc. Accordingly, the historical financial statements of Sotheby’s Holdings, Inc. which were previously reported to the SEC on Forms 10-K and 10-Q, among other forms, are treated as the financial statements of the surviving corporation.

The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Holdings, Inc. Additionally, Sotheby’s Holdings, Inc. management and board of directors continued as the management and board of directors of Sotheby’s Delaware and Sotheby’s Delaware stock continued to trade on the NYSE under the symbol “BID.”

Auction Segment

Description of Business

The purchase and sale of works of art in the international art market are primarily effected through numerous dealers, the major auction houses, smaller auction houses and also directly between collectors. Although dealers and smaller auction houses generally do not report sales figures publicly, the Company believes that dealers account for the majority of the volume of transactions in the international art market.

The Company and Christie’s International, PLC (“Christie’s”), a privately held auction house, are the two largest art auction houses in the world.

The Company auctions a wide variety of property, including fine art, antiques and decorative art, jewelry and collectibles. Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company’s principal role as an auctioneer is to identify, evaluate and appraise works of art through its international staff of specialists; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.

In its role as auctioneer, the Company functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses and applicable taxes and royalties. The Company’s auction commission revenues include those earned from the buyer (“buyer’s premium revenue”) and those earned from the consignor (“seller’s commission revenue”), both of which are calculated as a percentage of the hammer price of property sold at auction. For the years ended December 31, 2006, 2005 and 2004, auction commission revenues accounted for 83%, 86% and 77%, respectively, of the Company’s consolidated revenues.

In certain situations, under negotiated contractual arrangements or when the buyer takes possession of the property purchased at auction before payment is made, the Company is liable to the consignor for the net sale proceeds. (See Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). The Company must perform under its auction guarantee in the event that the property sells for less than the minimum price, in which event the Company must fund the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In certain instances, the sale proceeds ultimately realized by the Company exceed the amount of any prior losses recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of a negotiated amount of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction. (See Note P of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the brokering of private purchases and sales of fine art, jewelry and collectibles.

The worldwide art auction market has two principal selling seasons, spring and autumn. The Auction segment’s business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment historically reflect lower Net Auction Sales (as defined below in Item 6, “Selected Financial Data”) when compared to the second and fourth quarters and a loss from continuing operations due to the fixed nature of many of the Company’s operating expenses. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note Y of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(See “Strategic Initiatives” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

The Auction Market and Competition

Competition in the international art market is intense. A fundamental challenge facing any auctioneer or dealer is to obtain high quality and valuable property for sale either as agent or as principal. The Company’s primary auction competitor is Christie’s and the Company also faces competition from a variety of dealers across all collecting categories.

The owner of a work of art wishing to sell it has four principal options: (1) sale or consignment to, or private sale by, an art dealer; (2) consignment to, or private sale by, an auction house; (3) private sale to a collector or museum without the use of an intermediary; or (4) for certain categories of property (in particular, collectibles) consignment to, or private sale through, an internet- based service. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust. A complex array of factors may influence the seller’s decision. These factors, which are not ranked in any particular order, include:

•	The level and breadth of expertise of the dealer or auction house with respect to the property;

•	The extent of the prior relationship, if any, between the dealer or auction house and its staff and the seller;

•	The reputation and historic level of achievement by the dealer or auction house in attaining high sale prices in the property’s specialized category;

•	The desire for privacy on the part of clients;

•

The amount of cash offered by a dealer, auction house or other purchaser to purchase the property outright, which is greatly influenced by the amount and cost of capital resources available to such parties;

•	The level of auction guarantees or the terms of other financial options offered by auction houses;

•	The level of pre-sale estimates offered by auction houses;

•	The desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and executors);

•	The amount of commission charged by dealers or auction houses to sell a work on consignment;

•	The cost, style and extent of presale marketing and promotion to be undertaken by a dealer or auction house;

•	Recommendations by third parties consulted by the seller;

•	The desire of clients to conduct business with a publicly traded company; and

•	The availability and extent of related services, such as tax or insurance appraisals and short-term financing.

It is not possible to measure with any particular accuracy the entire international art market or to reach any conclusions regarding overall competition because dealers and auction firms frequently do not publicly report annual totals for auction sales, revenues or profits, and the amounts reported may not be verifiable.

Auction Regulation

Regulation of the auction business varies from jurisdiction to jurisdiction. In many jurisdictions, the Company is subject to laws and regulations that are not directed solely toward the auction business, including, but not limited to, import and export regulations, antitrust laws, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws and value added sales taxes. In addition, the Company is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to the worldwide business of the Company but do affect the market generally, and a material adverse change in such regulations could affect the business. In addition, the failure to comply with such local laws and regulations could subject the Company to civil and/or criminal penalties in such jurisdictions. The Company has a Compliance Department which, amongst other activities, develops and updates compliance policies and audits, monitors, and provides training to Company employees on compliance with many of these laws and regulations.

Finance Segment

Description of Business

The Company’s Finance segment provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Clients who borrow from the Finance segment are often unable to borrow on conventional terms from traditional lenders and are typically not highly interest rate sensitive. The Company’s financing activities are conducted through its wholly-owned subsidiaries.

The majority of the Company’s secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. The Finance segment’s loans are predominantly variable interest rate loans.

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

Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. In certain of these situations, the Company finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company’s share of any profit or loss is reflected in the results of the Dealer segment.

(See Notes B and E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

The Company funds its financing activities generally through operating cash flows supplemented by credit facility borrowings. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

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

Dealer Segment

Description of Business

On June 7, 2006, the Company and Arcimboldo S.A., a private limited liability company incorporated under the laws of Luxembourg, entered into a sale and purchase agreement, pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Noortman Master Paintings B.V. (or “NMP”), a company incorporated under the laws of the Netherlands and one of the world’s leading art dealers specializing in Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings. NMP is based in Maastricht, the Netherlands. As an art dealer, NMP sells works of art directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art. NMP’s results are included in the Company’s Consolidated Income Statements beginning on June 1, 2006 and are not material to the periods covered by this report.

In the fourth quarter of 2006, due to the acquisition of NMP and the resulting increase in the Company’s Dealer activities, certain activities which were previously managed and reported as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment under the oversight of an executive committee responsible for managing the Company’s portfolio of Dealer activities. Such activities principally include:

•	The investment in and resale of art and other collectibles directly by the Company.

•

The investment in art through unsecured loans made by the Company to unaffiliated art dealers. (See Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

•

The activities of certain equity investees, including Acquavella Modern Art (“AMA”). (See Note F of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

•

The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Robert Noortman, Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William. (See “Acquisition” below and Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for more discussion of the acquisition and the impact of Mr. Noortman’s death.)

The Dealer Market and Competition

The Dealer segment operates in the same market as the Auction segment and is impacted to varying degrees by many of the same competitive factors (as discussed above under “The Auction Market and Competition”). The most prominent competitive factors impacting the Dealer segment, which are not ranked in any particular order, include: (i) relationships and personal interaction between the buyer or seller and the dealer; (ii) the level of specialized expertise of the dealer; and (iii) the ability of the dealer to finance purchases of art.

Discontinued Operations

In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the U.S. As a result, such operations qualified for treatment as discontinued operations in the fourth quarter of 2003.

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

Also in conjunction with the sale, Realogy received options to acquire most of the other non-U.S. offices of the Company’s real estate brokerage business and to expand the Realogy License Agreement to cover the related trademarks in other countries outside the U.S., excluding Australia and New Zealand (the “International Options”). The International Options were exercised by Realogy and the Realogy License Agreement was amended to cover New Zealand during 2004. As a result, such operations qualified for treatment as discontinued operations in 2004.

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

(See Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for additional information on Discontinued Operations.)

Licensing

As discussed under “Discontinued Operations” above, in conjunction with the sale of SIR, the Company entered into an agreement with Realogy to license the SIR trademark and certain related trademarks. The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2006 and 2005, the Company earned $2.6 million and $1.3 million, respectively, in license fee revenue related to the Realogy License Agreement. The Company continues to consider additional opportunities to license the Sotheby’s brand in businesses where appropriate.

Financial and Geographical Information about Segments

See Note D of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for financial and geographical information about the Company’s segments.

Personnel

As of December 31, 2006, the Company had 1,497 employees with 551 located in North America; 567 in the U.K.; 279 in Continental Europe and 100 in Asia. The Company regards its relations with its employees as good. The table below provides a breakdown of the Company’s employees as of December 31, 2006 and 2005.

December 31	2006	2005
Auction segment	1,351	1,315
Finance segment	7	7
Dealer segment	8	1
All Other	131	120

Total	1,497	1,443

Employees classified within “All Other” principally relate to the Company’s central corporate and information technology departments.

(See “Strategic Initiatives” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Technology

Over the past several years, the Company has made substantial investments in information technology designed to improve client service. A new portfolio of enterprise systems anchored by SAP has been deployed across the organization, which has enhanced the quality of information and processing of sales and inventory tracking, as well as data management. A number of new web site developments are underway that are targeted at providing clients with real-time access to their account data and balances, as well as information on current and historical transactions, auction tracking services and enhanced media content. The Company’s goal is to enhance the services provided to its clients in order to maximize the value from these investments.

(See “Strategic Initiatives” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Website Address

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, www.sothebys.com, to www.shareholder.com/bid/edgar.cfm, a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

Government laws and regulations

Many of the Company’s activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws and value added sales taxes. In addition, the Company is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to the worldwide business of the Company but do affect the market generally, and a material adverse change in such regulations could affect the business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at the Company’s principal auction locations or could increase the cost of moving property to such locations.

Political conditions and world events

Global political conditions and world events may affect the Company’s business through their effect on the economies of various countries, as well as on the decision of buyers and sellers to purchase and sell art in the wake of economic uncertainty. Global political conditions may also influence the enactment of legislation that could adversely affect the Company’s business.

Foreign currency exchange rate movements

The Company has operations throughout the world, with approximately 53% of its revenues coming from outside of the U.S. in 2006. Accordingly, fluctuations in exchange rates can have a significant impact on the Company’s results of operations.

Seasonality of the Company’s auction business

The worldwide art auction market has two principal selling seasons, spring and autumn. The Company’s revenues and operating income may be affected as described under “Seasonality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

Competition in the art market is intense, including competition both with other auctioneers and with art dealers. See “Auction Segment—The Art Market and Competition” under Item 1, “Description of Business,” for a discussion of the factors that may affect the Company’s ability to compete successfully in its business.

The amount and quality of property being consigned to art auction houses

The amount and quality of property being consigned to art auction houses is influenced by a number of factors not within the Company’s control. Many major consignments, and specifically single-owner sale consignments, often become available as a result of the death or financial or marital difficulties of the owner, all of which are unpredictable. This, plus the ability of the Company to sell such property, can cause auction and related revenues to be highly variable from period to period.

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

Qualified personnel

The Company’s business is largely a service business in which the ability of its employees to develop and maintain relationships with potential sellers and buyers of works of art is essential to the Company’s success. Moreover, the Company’s business is both complex and unique, making it important to retain key specialists and members of management. Accordingly, the Company’s business is highly dependent upon its success in attracting and retaining qualified personnel.

Demand for art-related financing

The Company’s Finance segment is dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections.

Strategic Initiatives

As discussed in more detail below within “Strategic Initiatives” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” management is undertaking certain strategic initiatives designed to refocus the Company’s business portfolio. The Company’s future operating results are dependent in part on the success of management in implementing the Company’s strategic plans.

Value of artworks

The art market is not a highly liquid trading market, as a result of which the valuation of artworks is inherently subjective and the realizable value of artworks often varies over time. Accordingly, the Company is at risk both as to the value of art held as inventory and as to the value of artworks pledged as collateral for Finance segment loans.

U.K. Pension Plan

Future costs related to the Company’s U.K. defined benefit pension plan are heavily influenced by changes in interest rates and investment performance in the debt and equity markets, both of which are unpredictable. (See “Salaries and Related Costs—Employee Benefits” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Income taxes

The Company operates in many tax jurisdictions throughout the world. Variations in taxable income in the various jurisdictions in which the Company does business can have a significant impact on its effective tax rate.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s North American Auction, Dealer and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the “York Property”). The York Property is home to the Company’s sole North American salesroom and its principal North American exhibition space. The Company completed the construction of the six-story addition to and renovation of the York Property in 2001, which expanded the Company’s auction, warehouse and office space in New York City and enabled the Company to consolidate many of its New York City operations. On February 7, 2003, the Company sold the York Property and entered into an agreement to lease it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. According to the terms of the lease, if the landlord desires to sell the York Property, notice shall be given to the Company by the landlord of such proposed sale and a statement of the proposed purchase price and the proposed closing date for the transaction (the “Landlord’s Offer”). Upon receipt of such notice, the Company has thirty days to accept or reject the Landlord’s Offer. If accepted, the Company would purchase the York Property at the proposed purchase price. In February 2007, the Company was advised that the landlord of the York Property intends to market and sell the York Property. Management is currently assessing its rights and options with respect to the York Property. The Company also leases office and exhibition space in several other major cities throughout the U.S.

The Company’s U.K. operations (primarily Auction) are centered at New Bond Street, London, where the main salesrooms, exhibition space and administrative offices of Sotheby’s U.K. are located. The Company owns a portion of the New Bond Street premises (approximately 35%), and the remaining portion is leased under short and long-term leases (approximately 65%). The lease related to a small portion of the New Bond Street complex is due to expire in September 2007 and, as a result, the Company will lose exhibition and office space. To partially compensate for this loss of space, the Company has begun a refurbishment of the New Bond Street premises. This refurbishment is expected to cost approximately $11 million, of which approximately $4 million has been spent through December 31, 2006. The refurbishment of the New Bond Street premises is expected to be completed in September 2007.

In the U.K., the Company also leases space for its specially dedicated middle market auction salesroom at Olympia, a building located in Kensington, West London. In addition, the Company leases warehouse space at King’s House in West London and owns land and a building at Billingshurst, West Sussex (the “Sussex Property”), which previously housed an auction salesroom. The Company has entered into an agreement for the sale of vacated parts of the Sussex Property. The Company has received planning permission for redevelopment of the land for sale; however, consummation of the sale is conditional upon the completion of a statutory review period. Management anticipates that the sale of the Sussex Property will be completed in March 2007. (See Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

The Company also leases space primarily for Auction operations in various locations throughout Continental Europe, including salesrooms in Amsterdam, The Netherlands; Geneva and Zurich, Switzerland; Milan, Italy; and Paris, France; in Asia, including Hong Kong and Singapore; and in Australia. Additionally, the Company owns land and a building in Maastricht, The Netherlands, which houses Noortman Master Paintings, an art dealer acquired by the Company in June 2006 (see “Acquisition” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note C of Notes to Consolidated Financial Statements under Items 8, “Financial Statements and Supplementary Data”).

In management’s opinion, the Company’s worldwide premises are adequate for the current conduct of its business. However, management continually analyzes its worldwide premises for both its current and future business needs as part of its ongoing efforts to manage infrastructure and other overhead costs. Where appropriate, management will continue to make any necessary changes to address the Company’s premises requirements. (See “Strategic Initiatives” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

ITEM 3: LEGAL PROCEEDINGS

The Company becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity. (See statement on Forward Looking Statements.)

ITEM 4: SUBMISSION TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2006.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The principal U.S. market for the Company’s common stock is the NYSE (symbol: BID). The number of holders of record of the Company’s common stock as of February 20, 2007 was 2,014. The quarterly price ranges on the NYSE of the Company’s common stock for 2006 and 2005 are as follows:

Quarter Ended	2006
	High	Low
March 31	$29.30	$18.18
June 30	$33.84	$22.78
September 30	$32.95	$25.08
December 31	$38.64	$29.81
Quarter Ended	2005
	High	Low

March 31	$18.63	$15.33
June 30	$17.85	$13.52
September 30	$18.30	$13.93
December 31	$19.43	$15.08

Pursuant to the Company’s senior secured credit agreement, dividend payments, if any, must be paid solely out of 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The Company did not pay any dividends during 2005. On each of August 2 and November 2, 2006, the Company’s Board of Directors declared quarterly dividends on its common stock of $0.10 per share totaling approximately $6.4 million and $6.5 million, respectively. The dividend declared on August 2, 2006 was paid on September 15, 2006. The dividend declared on November 2, 2006 was paid on December 15, 2006. On February 27, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.5 million), to be paid on March 15, 2007 to shareholders of record on February 28, 2007. It is the intention of the Company to continue to pay quarterly dividends at this rate (an annual rate of $0.40 per share), subject to Board approval and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)

Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to shares of the Company’s common stock that may be issued under its existing equity compensation plans, including the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”), the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”) and the Sotheby’s Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Avaliable for Future Issuance Under Equity Compensation Plans (4)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	4,300	$15.65	4,389
Equity compensation plans not approved by shareholders	—	—	—

Total	4,300	$15.65	4,389

(1)

See Note M of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for a description of the material features of and additional information related to the equity compensation plans.

(2)	Includes 2,080,782 shares of common stock awarded under the Restricted Stock Plan on which the restrictions have not yet lapsed.

(3)	The weighted-average exercise price does not take into account 2,080,782 shares of common stock awarded under the Restricted Stock Plan, which have no exercise price.

(4)	Includes 3,879,805 shares of common stock available for future issuance under the Restricted Stock Plan.

Issuance of Unregistered Securities

On August 4, 2006, September 15, 2006, November 6, 2006 and December 15, 2006, the Company issued 1,325, 210, 1,666 and 195 shares of its common stock or deferred stock units, respectively, to certain directors pursuant to the Company’s stock compensation plan for its non-employee directors as partial compensation for Board service. Upon terminating Board service, a deferred stock unit holder will receive one share of Company common stock in exchange for each unit held. The Company issued these securities pursuant to a registration exemption under Section 4(2) of the Securities Act of 1933, as amended, relying on the directors’ control person and accredited investor status by virtue of their being directors.

Performance Graph

The following graph compares the Company’s cumulative total shareholder return on its common stock (for the five year period from December 31, 2001 to December 31, 2006) with the cumulative return of the Standard & Poor’s MidCap 400 Stock Index (“S&P MidCap 400”) and the Company’s Peer Group (“the Peer Group”). The Peer Group consists of Nordstrom, Inc., Saks Holdings, Inc., Tiffany & Co. and Movado, Inc.

The Company believes the members of this Peer Group to be purveyors of luxury goods appealing to a segment of the population consistent with the Company’s own clientele as no other auction house of comparable market share or capitalization is publicly traded.

The graph reflects an investment of $100 in the Company’s common stock, the S&P MidCap 400, which includes the Company, and the Company’s Peer Group, respectively, on December 31, 2001, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

Comparison of Five-Year Cumulative Total Return Among
Sotheby’s, the Peer Group Index and the S&P MidCap 400
as of December 31, 2006

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Sotheby’s	$100.00	$54.18	$82.24	$109.33	$110.54	$187.99
Peer Group	$100.00	$131.66	$214.82	$228.70	$238.96	$319.64
S&P MidCap 400	$100.00	$85.49	$115.65	$134.43	$151.07	$166.65

ITEM 6: SELECTED FINANCIAL DATA

The following table provides selected financial data for the Company (in thousands of dollars, except per share data).

Year Ended December 31	2006	2005		2004		2003		2002
Net Auction Sales (1)	$3,234,526	$2,361,830		$2,334,937		$1,455,970		$1,552,703
Income statement data:
Auction and related revenues	$631,344	$496,899		$439,526		$307,608		$293,565
Finance revenues	15,864	8,302		5,907		5,310		5,997
Dealer revenues	12,776	5,131		3,604		1,382		3,179
License fee revenues	2,922	1,404		45,745		—		—
Other revenues	1,903	2,117		2,274		3,288		5,126

Total revenues	$664,809	$513,853		$497,056		$317,588		$307,867

Net interest expense	$(27,148)	$(27,738)		$(30,267)		$(30,333)		$(20,174)
Income (loss) from continuing operations	$107,359	$63,217	(2)	$62,397	(3)	$(26,260	)(4)(6)	$(59,582	)(5)(6)

Net income (loss)	$107,049	$61,602	(2)	$86,679	(3)	$(20,848	)(4)(6)	$(55,252	)(5)(6)

Basic income (loss) per share from continuing operations	$1.78	$1.04	(2)	$1.01	(3)	$(0.43	)(4)(6)	$(0.97	)(5)(6)

Basic earnings (loss) per share	$1.77	$1.01	(2)	$1.40	(3)	$(0.34	)(4)(6)	$(0.90	)(5)(6)

Diluted income (loss) per share from continuing operations	$1.73	$1.02	(2)	$1.00	(3)	$(0.43	)(4)(6)	$(0.97	)(5)(6)

Diluted earnings (loss) per share	$1.72	$1.00	(2)	$1.38	(3)	$(0.34	)(4)(6)	$(0.90	)(5)(6)

Cash dividends declared per share	$0.20	$—		$—		$—		$—

Balance sheet data:
Working capital	$258,636	$141,711		$212,318		$82,404		$9,544
Total assets	$1,477,165	$1,060,752		$1,224,812		$903,346		$869,812
Credit facility borrowings	$—	$34,542		$—		$20,000		$100,000
Long-term debt (net)	$99,791	$99,701		$99,617		$99,539		$99,466
York Property capital lease obligation	$170,605	$172,044		$172,169		$172,282		$—
Shareholders’ equity	$301,687	$126,276	(7)	$235,385		$124,654		$134,475

(1)	Represents the hammer (sale) price of property sold at auction.

(2)	Amounts for the year ended December 31, 2005 include (on a pre-tax basis) $3.1 million in credit facility termination costs and antitrust related charges of $1.1 million.

(3)

Amounts for the year ended December 31, 2004 include (on a pre-tax basis) one-time License Fee Revenues of $45.6 million, Retention Costs of $0.3 million, Net Restructuring Charges of $0.1 million and antitrust related charges of $1.9 million.

(4)	Amounts for the year ended December 31, 2003 include (on a pre-tax basis) Retention Costs of $8.5 million, Net Restructuring Charges of $5 million and antitrust related charges of $3.1 million.

(5)	Amounts for the year ended December 31, 2002 include (on a pre-tax basis) Retention Costs of $22.6 million, Net Restructuring Charges of $2 million and antitrust related charges of $41 million.

(6)	As restated, see “Review of Stock Option Granting Practices” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(7)

The significant decrease in shareholders’ equity between 2004 and 2005 is principally due to the impact of the recapitalization transaction discussed in Note U of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

The worldwide art auction market has two principal selling seasons, spring and autumn. The Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment historically reflect lower Net Auction Sales (as defined below under “Key Performance Indicators”) when compared to the second and fourth quarters and a loss from continuing operations due to the fixed nature of many of the Company’s operating expenses. (See Note Y of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information on the Company’s quarterly results for the years ended December 31, 2006 and 2005.)

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP (as defined below under “Use of Non-GAAP Financial Measures”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from management’s original estimates as future events and circumstances sometimes do not develop as expected. Note B of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. In addition, management believes that the following are the most critical accounting estimates, which are not ranked in any particular order, which may affect the Company’s financial condition and/or results of operations.

(1)

Value of artworks—The art market is not a highly liquid trading market. As a result, the valuation of artworks is inherently subjective and the realizable value of artworks often varies over time. Accordingly, the Company is at risk as to the value of art held as inventory by its Dealer and Auction segments, the value of its investment in AMA and as to the value of artworks pledged as collateral for Finance segment loans.

If there was a decline in the estimated realizable value of the artworks held in inventory by the Company or the inventory held by AMA, management would be required to evaluate whether to record losses in the Auction and/or Dealer segments to reduce the carrying values of its inventory and/or investment in AMA.

Additionally, to the extent that the Company is looking wholly or partially to the artworks pledged as collateral for repayment of Finance segment loans, repayment can be adversely impacted by a decline in the estimated realizable value of the collateral. Management reevaluates the value of the collateral for specific loans when it becomes aware of a situation where the estimated realizable value of the collateral may be less than the loan balance, and with respect to which the under-collateralized amount may not be collectible from the borrower. In the event that the estimated realizable value of the artworks pledged as collateral declines and becomes less than the corresponding loan balances, the Company would be required to assess whether it is necessary to record losses in the Finance segment to reduce the carrying value of specific loans, after taking into account the ability of borrowers to repay the loans.

Due to the inherent subjectivity involved in estimating the value of artworks, management’s judgments about the estimated realizable value of art held by its Dealer and Auction segments, the value of its investment in AMA and the value of artworks pledged as collateral for Finance segment loans may prove, with the benefit of hindsight, to be inaccurate.

(See Notes B and E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(2)	Pension Benefits—The pension obligations related to the Company’s U.K. defined benefit pension plan (the “U.K. Pension Plan”) are developed from an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected long-term return on plan assets, future compensation increases, and other factors, which are updated on an annual basis. In determining these assumptions and estimates, management considers current market conditions, market indices and other relevant data.

The discount rate assumption represents the approximate weighted average rate at which the Company’s pension obligations could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate used to calculate the $6.7 million in net annual pension cost related to the U.K. Pension Plan for the year ended December 31, 2006 was 4.9%. A hypothetical increase or decrease of 0.1% in this assumption (i.e., from 4.9% to 5% or from 4.9% to 4.8%) would result in a decrease or increase in net pension cost of approximately $0.6 million. As of the date of the most recent plan actuarial valuation, the discount rate used to calculate the $344 million projected benefit obligation related to the U.K. Pension Plan was 4.8%. A hypothetical increase or decrease of 0.1% in this assumption (i.e., from 4.8% to 4.9% or from 4.8% to 4.7%) would result in a decrease or increase in the projected benefit obligation of approximately $8 million.

The assumption for the expected long-term return on plan assets is based on expected future appreciation, as well as dividend and interest yields available in equity and bond markets as of the plan’s measurement date and weighted according to the composition of invested plan assets. The long-term return on plan assets used to calculate the $6.7 million in net pension cost related to the U.K. Pension Plan for the year ended December 31, 2006 was 7.25% per year. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 7.25% to 7.5% or from 7.25% to 7%) would result in a decrease or increase in net annual pension cost of approximately $0.6 million.

The assumption for future compensation increases is established after considering historical salary data for U.K. employees and current economic data for inflation, as well as management’s expectations for future salary growth. The assumption for future compensation increases used to calculate the $6.7 million in net annual pension cost related to the U.K. Pension Plan for the year ended December 31, 2006 was 4.5% per annum. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 4.5% to 4.75% or from 4.5% to 4.25%) would result in an increase or decrease in net pension cost of approximately $0.6 million. As of the date of the most recent plan actuarial valuation, the assumption for future compensation increases used to calculate the $344 million projected benefit obligation related to the U.K. Pension Plan was 4.75% per year. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 4.75% to 5% or from 4.75% to 4.5%) would result in an increase or decrease in the projected benefit obligation of approximately $2.9 million.

As of the date of the most recent plan actuarial valuation, pre-tax actuarial losses related to the U.K. Pension Plan totaled approximately $91 million ($63.7 million, after tax). These losses accumulated over several years as a result of differences in actual experience compared to projected experience, and were specifically influenced by a general trend of lower discount rates, driven by the U.K. interest rate environment, as well as the adoption of updated mortality tables reflecting more recent data on longer life expectancies. These losses, which are reflected in the Consolidated Balance Sheets on an after-tax basis within accumulated other comprehensive loss and not yet recognized in net annual pension cost, are being systematically recognized as an increase in future net pension cost in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Such pre-tax losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over a period of approximately 14 years, which represents the average remaining service period of active employees expected to receive benefits under the plan. Management projects that, in 2007, the amortization of such pre-tax losses will increase by approximately $2.6 million when compared to 2006 (from $3.4 million to $6 million), significantly contributing to the $4 million expected overall increase in costs related to the U.K.

Pension Plan. In accordance with SFAS No. 87, the market-related value of plan assets was derived using a method that adjusts for 20% of the last five years’ actual gains and losses.

(See Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for additional information related to the U.K. Pension Plan, as well as the Company’s other material pension arrangements.)

(3)

Settlement Liabilities—In conjunction with the settlement of certain civil litigation related to the investigation by the Antitrust Division of the U.S. Department of Justice (the “DOJ”), in May 2003 the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as settlement liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008.

As of December 31, 2006, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $46.7 million and the carrying value of such Discount Certificates reflected within Current Liabilities in the Consolidated Balance Sheets was approximately $45.8 million. The classification of the remaining liability for the Discount Certificates within Current Liabilities is based on management’s estimate of future Discount Certificate redemptions and reflects the fact that unused Discount Certificates may be redeemed for cash starting on May 15, 2007. However, due to the unpredictability of Discount Certificate redemption activity, actual future redemptions could be materially less than management’s estimate, which would result in the reversal of any remaining liability prior to or upon the expiration of the Discount Certificates on May 14, 2008.

(See Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(4)

Income Taxes—At December 31, 2006, the Company had net deferred tax assets of $74.8 million primarily resulting from net operating loss and credit carryforwards and deductible temporary differences, which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $29.1 million to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required, which would have an adverse impact on the Company’s results. Conversely, should management determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on the Company’s results in the period such determination was made.

Additionally, tax contingencies are recorded to address potential exposures involving tax positions that the Company has taken that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. The Company’s tax contingencies contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The cost of the ultimate resolution of these matters may be greater or less than the amount that the Company has provided.

(See Note K of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(5)

Goodwill and Intangible Assets—Goodwill is not amortized, but is tested for impairment at the reporting unit level annually (October 31 for the Company) and between annual tests if indicators of impairment exist. These indicators could include a significant change in the outlook for the business, legal factors, lower than expected operating results, increased competition, or the sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including the estimation of future cash flows, which is dependent on internal forecasts. Changes in the estimates and assumptions used could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Intangible assets other than goodwill are amortized over their estimated useful lives unless such lives are deemed indefinite. If indicators of potential impairment exist, intangible assets with defined useful lives are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually (October 31 for the Company) for impairment and written down to fair value as required. Changes in the estimated fair values of the Company’s intangible assets could materially affect the determination of impairment.

(See Notes C, H and I of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Use of Non-GAAP Financial Measures

GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis.

Specifically, in MD&A, the Company makes reference to Adjusted EBITDA, which is defined as income from continuing operations excluding income tax expense, net interest expense and depreciation and amortization expense, as well as costs associated with the termination of the Company’s previous senior secured credit facility in 2005 and certain one-time license fee revenues and transaction costs recognized in 2004. Management believes that Adjusted EBITDA provides a useful supplemental performance measure of the Company’s operations and financial performance. Management also believes that Adjusted EBITDA-based measures are used by many investors, equity analysts and rating agencies as a measure of the Company’s financial performance. It is important to note that Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be considered as an alternative to income from continuing operations determined in accordance with GAAP.

Additionally, when material, the Company excludes the impact of changes in foreign currency exchange rates when comparing current year results to the prior year. Consequently, such period-to- period comparisons are provided on a constant dollar basis by eliminating the impact of changes in foreign currency exchange rates from the prior year.

Management also utilizes these non-GAAP financial measures in analyzing its operating results. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures is presented in the “Overview” and “Impact of Foreign Currency Translations” sections under “Results of Operations” below.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note D (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

The Company’s income from continuing operations before taxes for the year ended December 31, 2006 increased $74.8 million, or 82%, to $165.8 million, reflecting the continuing strength of the international art market, as Net Auction Sales and Private Sales (both defined below under “Key Performance Indicators”) increased significantly from the prior year. The higher levels of sale activity resulted in an increase in auction and related revenues of $134.4 million, or 27%. The higher level of revenues during the period was partially offset by an increase in operating expenses of $77.1 million, or 20%. Management currently anticipates a continuation of the strong international art market and is encouraged by the Company’s sales results to date in the first quarter of 2007. (See statement on Forward Looking Statements.)

The Company’s results from continuing operations for the years ended December 31, 2006 and 2005 are summarized below (in thousands of dollars):

Year Ended December 31	2006	2005	Favorable/(Unfavorable)
			$ Change	% Change
Revenues:
Auction and related revenues	$631,344	$496,899	$134,445	27.1%
Finance revenues	15,864	8,302	7,562	91.1%
Dealer revenues	12,776	5,131	7,645	*
License fee revenues	2,922	1,404	1,518	*
Other revenues	1,903	2,117	(214)	(10.1%)

Total revenues	664,809	513,853	150,956	29.4%
Expenses	467,651	390,590	(77,061)	(19.7%)

Operating income	197,158	123,263	73,895	59.9%
Net interest expense	(27,148)	(27,738)	590	2.1%
Credit facility termination costs	—	(3,069)	3,069	100.0%
Other expense	(4,227)	(1,474)	(2,753)	*

Income from continuing operations before taxes	165,783	90,982	74,801	82.2%
Equity in earnings of investees, net of taxes	1,626	829	797	96.1%
Income tax expense	60,050	28,594	(31,456)	*

Income from continuing operations	$107,359	$63,217	$44,142	69.8%

Key performance indicators:
Aggregate Auction Sales (a)	$3,747,854	$2,752,185	$995,669	36.2%
Net Auction Sales (b)	$3,234,526	$2,361,830	$872,696	36.9%
Private Sales (c)	$327,884	$271,936	$55,948	20.6%
Auction commission margin (d)	17.0%	18.7%	N/A	(8.8%)
Average loan portfolio (e)	$158,021	$102,605	$55,416	54.0%
Adjusted EBITDA (f)	$218,383	$145,145	$73,238	50.5%

Legend:

*	Represents a change in excess of 100%.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by the Company.

(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(e)	Represents the average loan portfolio of the Company’s Finance segment.

(f)	See “Use of Non-GAAP Financial Measures” above.

Please see below for a more detailed discussion of the significant factors impacting the Company’s results from continuing operations for the year ended December 31, 2006.

The following is a reconciliation of Adjusted EBITDA (see “Use of Non-GAAP Financial Measures” above) to income from continuing operations for the years ended December 31, 2006 and 2005 (in thousands of dollars):

Year Ended December 31	2006	2005
Adjusted EBITDA	$218,383	$145,145
Income tax expense related to continuing operations	(60,050)	(28,594)
Income tax expense related to earnings from equity investees	(1,043)	(446)
Net interest expense	(27,148)	(27,738)
Depreciation and amortization expense	(22,783)	(22,081)
Credit facility termination costs	—	(3,069)

Income from continuing operations	$107,359	$63,217

Impact of Foreign Currency Translations

For the year ended December 31, 2006, income from continuing operations before taxes increased $74.8 million, or 82%, to $165.8 million, when compared to the prior year. During 2006, the favorable impact of foreign currency translations on income from continuing operations before taxes was approximately $3.1 million. Excluding the favorable impact of foreign currency translations, income from continuing operations before taxes increased $71.7 million, or 79%, to $162.7 million for the year ended December 31, 2006 (see “Use of Non-GAAP Financial Measures” above). In 2006, the favorable impact of foreign currency translations on income from continuing operations before taxes consists of the following (in thousands of dollars):

For the Year Ended December 31, 2006	Favorable/ (Unfavorable)
Total revenues	$7,237
Total expenses	(4,006)

Operating income	3,231
Net interest expense and other	(85)

Income from continuing operations before taxes	$3,146

Revenues

For the years ended December 31, 2006 and 2005, revenues from continuing operations consist of the following (in thousands of dollars):

Year Ended December 31	2006	2005	Favorable/(Unfavorable)
			$ Change	% Change
Auction and related revenues:
Auction commission revenues	$551,230	$441,301	$109,929	24.9%
Auction expense recoveries	17,467	19,312	(1,845)	(9.6%)
Private sale commissions	25,790	20,600	5,190	25.2%
Principal activities **	13,640	(1,305)	14,945	*
Catalogue subscription revenues	8,753	9,690	(937)	(9.7%)
Other	14,464	7,301	7,163	98.1%

Total auction and related revenues	631,344	496,899	134,445	27.1%

Other revenues:
Finance revenues	15,864	8,302	7,562	91.1%
Dealer revenues **	12,776	5,131	7,645	*
License fee revenues	2,922	1,404	1,518	*
Other	1,903	2,117	(214)	(10.1%)

Total other revenues	33,465	16,954	16,511	97.4%

Total revenues	$664,809	$513,853	$150,956	29.4%

Legend:

*	Represents a change in excess of 100%.

**

In the fourth quarter of 2006, due to the acquisition of NMP (see “Acquisition” below) and the resulting increase in the Company’s Dealer activities, certain activities which were previously managed and reported as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment under the oversight of an executive committee responsible for managing the Company’s portfolio of Dealer activities. Such activities principally include:

•	The investment in and resale of art and other collectibles directly by the Company.

•

The investment in art through unsecured loans made by the Company to unaffiliated art dealers. (See Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

•	The activities of certain equity investees, including AMA. (See Note F of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

•

The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Accordingly, revenues related to such activities, which prior to this Form 10-K were classified as Auction and Related Revenues, are now reported as Dealer Revenues for all periods presented.

Auction and Related Revenues

For the year ended December 31, 2006, auction and related revenues increased $134.4 million, or 27%, to $631.3 million, when compared to the prior year, primarily due to a $110 million, or 25%, increase in auction commission revenues. To a much lesser extent, the increase in auction and related revenues is attributable to a higher level of principal activities and private sale commissions, as well as a $3 million fee earned during the fourth quarter of 2006 for facilitating a private sale transaction in which the Company was not the primary broker and for which there was no comparable event in 2005. This fee is reflected in the table above within other auction and related revenues. The significant factors impacting the increase in auction and related revenues for the year ended December 31, 2006 are explained in more detail below.

Auction Commission Revenues—For the year ended December 31, 2006, the higher level of auction commission revenues is primarily attributable to a 37% increase in Net Auction Sales, partially offset by a 9% decrease in auction commission margin (from 18.7% to 17%). See “Net Auction Sales” and “Auction Commission Margin” below for a detailed discussion of these key performance indicators.

Net Auction Sales—For the year ended December 31, 2006, Net Auction Sales increased $872.7 million, or 37%, to $3.2 billion, when compared to the prior year primarily due to a $558.6 million, or 72%, increase in Impressionist and Contemporary art sales in the Company’s New York and London salesrooms. These results are indicative of the continued strength of these markets, which greatly contributed to an increase in the average selling price of lots sold. The spring sales in New York were highlighted by the sale of Picasso’s Dora Maar with Cat for $85 million (hammer price), for which there was no comparably priced painting sold in the prior year. Also contributing to the improvement versus the prior year is the broad strength of the art market, which yielded increases across several other collecting categories including:

•	A $48.4 million increase in sales of 19th Century Paintings, most notably in London, with smaller improvements in Zurich and Amsterdam.

•	A $46.5 million, or 125%, increase in Asian art sales in New York, reflecting market growth in the areas of Chinese Contemporary art and Indian and Southeast Asian art.

•

A $44 million increase in Net Auction Sales attributable to Sotheby’s Asia (which includes auction salesrooms in Hong Kong, Singapore and Australia), primarily due to a 166% improvement in sales of Chinese Contemporary art and a 37% increase in sales of jewelry and watches in Hong Kong.

•	A $41.4 million, or 47%, increase in sales of Russian art in New York and London, reflecting the continued growth of this market.

•

A $34.9 million, or 36%, increase in sales of American Paintings due, in part, to the November 2006 sale of Edward Hopper’s Hotel Window for $26.9 million. There was no comparable painting sold at auction in the prior year in this collecting category.

•

A $28.7 million, or 17%, increase in sales of Old Master Paintings and Drawings, with favorable sales results in New York ($43.3 million increase) and Milan ($9.8 million increase) partially offset by lower results from sales in London ($26.4 million decrease). In 2005, the July Old Master Paintings sale in London included the sale of Canaletto’s Venice, The Grand Canal, Looking Northeast From Palazzo Balbi To The Rialto Bridge for approximately $29 million. There was no comparably priced painting offered in the July 2006 sales.

Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. Auction commission margins are adversely impacted by arrangements whereby, in certain limited situations, auction commissions are shared with the consignor or with the Company’s partners in auction guarantees. In certain of these instances, the Company may share auction commissions with the consignor as part of an auction guarantee in exchange for a portion of the hammer price in excess of a negotiated amount. Auction commissions shared with auction guarantee partners are the result of management’s decision to reduce auction risk through sharing arrangements with such partners, whereby the Company reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission.

For the year ended December 31, 2006, auction commission margin decreased 9% (from 18.7% to 17%) primarily due to a change in sales mix as a more significant portion of Net Auction Sales in 2006 were at the high-end of the Company’s business where auction commission margins are traditionally lower. Also contributing to the deterioration in auction commission margin were certain significant consignments in the second and fourth quarters of 2006 that were sold subject to commission sharing arrangements, whereby the Company shared the auction commissions in exchange for a portion of the hammer price in excess of a negotiated amount (see discussion of Principal Activities below).

Effective January 12, 2007, the Company increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium is now 20% on the first $500,000 of the hammer (sale) price and 12% of any remaining amount over $500,000. In foreign salesrooms, these U.S. dollar thresholds are translated into an appropriate fixed local currency amount. Previously, the buyer’s premium charged on auction sales was generally 20% of the hammer price on the first $200,000 and 12% of any remaining amount over $200,000. It is expected that while this increase will impact only a very small percentage of lots the Company sells worldwide, it will further strengthen the Company’s ability to compete in the marketplace. (See statement on Forward Looking Statements.)

Principal Activities—Auction segment principal activities consist mainly of income or loss related to auction guarantees and gains or losses related to the sale of Auction segment inventory, as well as any decreases in the carrying value of its inventory. Auction segment inventory consists principally of objects obtained as a result of the failure of guaranteed property to sell at auction, and to a much lesser extent, objects obtained incidental to the auction process, primarily as a result of defaults by purchasers after the consignor has been paid, and the honoring of purchasers’ claims.

For the year ended December 31, 2006, principal activities increased $14.9 million when compared to the prior year, primarily due to significantly favorable guarantee experience in the second quarter of 2006 (see discussion of Auction Commission Margin above). As discussed above, in certain limited situations the Company may share auction commissions with the consignor as part of an auction guarantee in exchange for a portion of the hammer price in excess of the guaranteed amount. As a result, in periods impacted by such arrangements, such as in this period, auction commission revenues are best reviewed in the aggregate with principal activities to fully understand auction and related revenues for the period.

Also contributing to the increase in principal activities in 2006 is a $6.3 million gain recognized on the sale of a painting that failed to sell at auction in 2004 and was acquired as a result of a guarantee, for which there was no comparable gain in 2005. As discussed in more detail below under “Off-Balance Sheet Arrangements,” when guaranteed property fails to sell at auction, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. In certain instances such as the sale described above, the sale proceeds ultimately realized by the Company exceed the amount of any prior losses recognized on the auction guarantee.

Private Sale Commissions—The level of private sale commissions earned by the Company in any period is typically highly variable. For the year ended December 31, 2006, private sale commissions increased $5.2 million, or 25%, when compared to prior year. Most notably, 2006 results include revenue associated with the private sale of the Collection of Dr. Martin Luther King, Jr. and private sales conducted at the Chatsworth House, for which there were no comparable sales in the prior year. The overall increase in private sale commissions reflects management’s continued commitment to pursue private sales opportunities in the strong international art market.

Finance Revenues

For the year ended December 31, 2006, Finance revenues increased $7.6 million, or 91%, when compared to the prior year. This substantial increase principally results from a 54% increase in the average loan portfolio balance during the year (from $102.6 million to $158 million). Also favorably impacting the comparison to the prior year are higher interest rates earned on the loan portfolio primarily resulting from an increase in the Prime Rate. A significant portion of the increase in the average loan portfolio balance is the result of three term loans issued to the same borrower in the second and fourth quarters of 2005 and in the third quarter of 2006 totaling approximately $59 million. These loans are due to be repaid in May 2007 (approximately $51 million) and February 2008 (approximately $8 million). For the year ended December 31, 2006, these three loans contributed approximately $3.4 million to the increase in Finance revenues for the period and, in the aggregate, comprise approximately 34% of the client loan portfolio at December 31, 2006. The growth in the Finance segment’s client loan portfolio reflects the availability of capital to fund new loans and management’s marketing efforts in this area.

Dealer Revenues

Dealer Revenues consist of revenues earned from the sale of Dealer segment inventory and the Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company. Dealer inventory consists principally of property held by Noortman Master Paintings B.V. and objects purchased for investment purposes.

Dealer revenues increased $7.6 million in 2006 when compared to the prior year mostly due to incremental revenues contributed by NMP, which was acquired by the Company in June 2006. These revenues are partially offset by $6.1 million in related cost of sales. Robert Noortman, Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William. (See “Acquisition” below and Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for more discussion of the acquisition and the impact of Mr. Noortman’s death.)

License Fee Revenues

For the year ended December 31, 2006, license fee revenues increased $1.5 million when compared to the prior year. License fee revenues consist principally of fees earned in conjunction with a license agreement with Realogy Corporation (“Realogy”), formerly Cendant Corporation. Under this agreement, Realogy licenses the Sotheby’s International Realty trademark and certain related trademarks in exchange for an ongoing license fee based upon a percentage of the volume of commerce transacted under licensed trademarks.

Expenses

For the years ended December 31, 2006 and 2005, expenses from continuing operations consist of the following (in thousands of dollars):

Year Ended December 31	2006	2005	Favorable/(Unfavorable)
			$ Change	% Change
Direct costs of services	$74,120	$65,782	($8,338)	(12.7%)
Dealer cost of sales	6,060	—	(6,060)	*
Salaries and related costs	226,410	187,753	(38,657)	(20.6%)
General and administrative expenses	138,278	114,974	(23,304)	(20.3%)
Depreciation and amortization expense	22,783	22,081	(702)	(3.2%)

Total expenses	$467,651	$390,590	($77,061)	(19.7%)

Legend:

*	Represents a change in excess of 100%.

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

For the year ended December 31, 2006, direct costs of services increased $8.3 million, or 13%, when compared to the prior year. The increase in direct costs is consistent with the volume and type of property offered and sold at auction during 2006. In particular, the increase reflects higher sale promotion and shipping costs related to the successful Impressionist and Contemporary art sales in New York and London, in addition to $1 million of costs to promote a private sale exhibition at the Chatsworth House in the U.K. Also contributing to the increase in direct costs are $1.5 million in corporate marketing expenses attributable to increased spending for client service programs, $0.9 million attributable to the unfavorable impact of foreign currency translations and a $0.8 million increase in venue preparation costs for sales conducted at a new location in Hong Kong.

The overall increase in direct costs for the period is partially offset by costs incurred in 2005 related to significant off-premises single-owner sales, for which there were no comparable events in 2006. Specifically, in 2005, direct costs included approximately $4.8 million in costs related to the off-premises single-owner auction sale of property from the Royal House of Hanover in Germany in October 2005 and $1.5 million in costs related to the sale of cars and memorabilia at Ferrari headquarters in Maranello, Italy.

Salaries and Related Costs

For the years ended December 31, 2006 and 2005, salaries and related costs consisted of the following (in thousands of dollars):

Year Ended December 31	2006	2005	Favorable/(Unfavorable)
			$ Change	% Change
Full-time salaries	$110,882	$101,287	($9,595)	(9.5%)
Employee benefits	25,641	20,929	(4,712)	(22.5%)
Payroll taxes	17,883	14,102	(3,781)	(26.8%)
Incentive bonus costs	41,970	30,479	(11,491)	(37.7%)
Stock compensation expense	13,335	3,716	(9,619)	*
Option Exchange	2,484	4,553	2,069	45.4%
Other **	14,215	12,687	(1,528)	(12.0%)

Total salaries and related costs	$226,410	$187,753	($38,657)	(20.6%)

Key Performance Indicator:
Salaries and related costs as a % of total revenues	34.1%	36.5%	N/A	6.8%

Legend:

*	Represents a change in excess of 100%.

**	Principally includes the cost of temporary labor and overtime.

In recent years, the Company’s overall compensation strategy has evolved towards having greater variability in pay, dependent upon the Company’s profitability. Also, the Company’s equity compensation strategy has evolved towards a preference for restricted stock as opposed to stock options. These strategic shifts are reflected in the $38.7 million, or 21%, increase in salaries and related costs during 2006, as the significant drivers of this increase include higher levels of incentive bonus costs and restricted stock compensation expense due to the significant profitability of the Company. In 2006, the level of salaries and related costs was also impacted by strategic headcount additions in certain departments, as discussed in more detail below, which contributed to the 10% increase in full-time salaries. The comparison to the prior year is also unfavorably impacted by higher employee benefits and payroll taxes. See discussion below for a more detailed explanation of each of these factors.

Incentive Bonus Costs—For the year ended December 31, 2006, incentive bonus costs increased $11.5 million, or 38%, when compared to the prior year, due to the Company’s strong financial performance in 2006.

Stock Compensation Expense—For the year ended December 31, 2006, stock compensation expense (excluding costs related to the Exchange Offer described below) increased $9.6 million when compared to the prior year. This increase is attributable to stock compensation costs resulting from compensation arrangements with certain senior executives consummated in 2006 totaling $5.5 million for the year ended December 31, 2006, as well as incremental costs from other restricted stock awarded during 2006. Included in the stock compensation expense associated with these executive compensation arrangements is $3.5 million related to shares of restricted stock granted in 2006 that will only vest and create value for the recipients at the end of a minimum employment period, and only if certain objective performance or market-based criteria are satisfied. Additionally, for the year ended December 31, 2006, the Company recognized $1.4 million in stock compensation expense for stock options resulting from the adoption of SFAS No. 123R, “Share-Based Payment,” on January 1, 2006. For the year ending December 31, 2007, stock compensation expense for stock options is expected to total $0.2 million, a decrease of $1.2 million when compared to 2006. (See Note M of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for detailed information related to the adoption of SFAS No. 123R.)

For the year ending December 31, 2007, stock compensation expense (excluding costs related to the Exchange Offer discussed below) is expected to increase approximately $11.1 million when compared to 2006, principally due to restricted stock grants made in February 2007, as well the 2006 restricted stock grants discussed above. A portion of this increase ($1.2 million) reflects the full- year impact of shares of restricted stock granted in 2006 to certain senior executives that will only vest and create value for the recipients at the end of a minimum employment period, and only if certain objective performance or market-based criteria are satisfied. (See statement on Forward Looking Statements.)

The chart below details the stock compensation for the years ended December 31, 2006 (actual), 2007 (projected) and 2008 (projected) based upon restricted stock grants and employment arrangements signed as of February 26, 2007.

Type of Grant	2006 Actual	2007 Projected	2008 Projected
	(Thousands of dollars)
2006 Executive Bonus Plan Grant *	$2,289	$1,249	$511
2007 Executive Bonus Plan Grant *	—	3,270	1,783
2006 Employment Arrangements	5,456	6,951	6,868
All other grants and contractually committed stock compensation	4,200	12,724	7,786
Stock Option Expense	1,390	192	25

Total Stock Compensation Expense	$13,335	$24,386	$16,973

Legend:

*

Executive Bonus Plan grants are based on the Company’s financial performance in the year prior to the date of grant. (See Note M of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for additional information on the Executive Bonus Plan.)

Note: The chart above does not include the potential issuance of performance-based restricted stock under the Company’s Executive Bonus Plan in 2008 or any additional discretionary restricted stock grants in 2007 or 2008. Any such awards of restricted stock would generate higher total stock compensation expense than shown in the chart above. (See statement on Forward Looking Statements.)

Full-Time Salaries—For the year ended December 31, 2006, full-time salaries increased $9.6 million, or 10%, when compared to the prior year. This increase is principally due to strategic headcount additions in certain departments within the Auction segment which have experienced market growth, including Contemporary Paintings, Impressionist Paintings, Russian Art and Asian Art, as well as limited salary increases throughout the Company. The overall increase in full-time salaries is partially offset by $0.8 million of savings achieved in the second half of 2006 as a result of the outsourcing of the Company’s catalogue production operations in the U.K. in the first half of 2006.

Payroll Taxes—For the year ended December 31, 2006, payroll taxes increased $3.8 million, or 27%, when compared to the prior year, principally due to incremental taxes associated with a significantly higher level of employee stock option exercises and the vesting of restricted stock shares during 2006. To a lesser extent, the increase in payroll taxes is also attributable to the increases in full-time salaries and incentive bonus costs discussed above.

Employee Benefit Costs—Employee benefit expenses include costs of the Company’s retirement plans, the costs of its health and welfare programs and, to a much lesser extent, severance costs. The Company’s material retirement plans include a defined benefit pension plan, covering most employees in the U.K., and defined contribution and deferred compensation plans for employees in the U.S. The U.S. plans provide for a Company matching contribution of up to 6% of each participant’s eligible compensation, as well as a discretionary annual Company contribution that varies depending on the Company’s profitability. Generally, the level of employee benefit costs is dependent upon movements in headcount and compensation levels, as well as the Company’s financial performance. Additionally, expenses related to the Company’s U.K. defined benefit pension plan are significantly influenced by interest rates and investment performance in the debt and equity markets (see Part I, Item 1A, “Risk Factors”).

For the year ended December 31, 2006, employee benefit costs increased $4.7 million, or 23%, when compared to the prior year. The higher level of employee benefit costs is attributable to the headcount, salary and incentive bonus cost increases discussed above in addition to the following factors:

•

A $2.8 million increase in the cost of benefits for the Company’s U.K. employees. Included in this amount is a $2.2 million, or 50%, increase in costs related to the U.K. Pension Plan (see Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

•	A $0.9 million increase in severance costs, principally in Europe.

•	A $0.7 million, or 41%, increase in profit sharing costs related to the Company’s U.S. defined contribution and deferred compensation plans as a result of the Company’s strong financial performance.

The overall increase in employee benefit costs in 2006 is partially offset by a $0.9 million one-time charge recognized in 2005 for retirement benefits in Germany, for which there is no comparable expense in the current period.

As discussed above under “Critical Accounting Estimates,” actuarial losses related to the U.K. Pension Plan were approximately $91 million ($63.7 million, after tax) as of the date of the most recent plan actuarial valuation (September 30, 2006). These losses accumulated over several years as a result of differences in actual experience compared to projected experience and were specifically influenced by a general trend of lower discount rates, driven by the U.K. interest rate environment, as well as the adoption of updated mortality tables reflecting more recent data on longer life expectancies. These losses, which are reflected in the Consolidated Balance Sheets on an after-tax basis within accumulated other comprehensive loss and not yet recognized in net pension cost, are being systematically recognized as an increase in future net periodic pension cost in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” In 2007, management projects an increase of approximately $4 million in costs related to the U.K. Pension Plan, principally due to higher amortization of such unrecognized losses, as well as higher interest costs resulting from an increase in the projected benefit obligation. (See statement on Forward Looking Statements.)

Option Exchange Program—In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004.

For the year ended December 31, 2006, compensation expense related to the Exchange Offer decreased $2.1 million, or 45%, when compared to the prior year as a result of lower stock compensation expense related to the issuance of 1.1 million restricted shares in the Exchange Offer, which is being amortized over a graded four-year vesting period. The amortization of stock compensation expense related to the Exchange Offer is expected to be approximately $1.2 million and $0.2 million for the years ended December 31, 2007 and 2008, respectively. (See statement on Forward Looking Statements.)

General and Administrative Expenses

For the year ended December 31, 2006, general and administrative expenses increased $23.3 million, or 20%, when compared to the prior year. This increase is largely attributable to the following factors:

•

A $9.8 million, or 33%, increase in professional fees, which is partially attributable to $3.3 million in costs associated with outsourcing the Company’s catalogue production operations in the U.K. Also contributing to the increase are approximately $2.2 million in consulting fees related to strategic corporate initiatives, including several client service and marketing initiatives; as well as $1.7 million in tax staffing fees.

•

A $4.5 million, or 24%, increase in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the period. Also contributing to the increase in travel and entertainment costs during the period are price increases for airfares and other travel costs.

•

A $2.9 million benefit recorded in the fourth quarter of 2005 related to the reversal of certain sales tax estimates that were no longer necessary, for which there was no comparable event in the current period.

•

A $2.3 million, or 8%, increase in premises related costs principally due to increased rental costs in Europe ($0.9 million), moving expenses related to the refurbishment of the Company’s New Bond Street building in London ($0.6 million) and increased cost for building repairs and maintenance in the U.K. ($0.4 million).

•	A $2.3 million increase in authenticity claims, goodwill gestures and other litigation-related charges.

•	$1.1 million in general and administrative costs related to Noortman Master Paintings, which was acquired in June 2006 and for which there are no comparable costs in the prior year.

•

$1 million contingency reserve recorded in the fourth quarter of 2006 related to certain state and local tax issues. (See Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

•

A $0.7 million charge related to the final settlement of the Canadian Competition Bureau investigation. (See Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

•	Various smaller increases in other general and administrative expenses totaling approximately $2 million.

For the year ended December 31, 2006, the overall increase in general and administrative expenses was partially offset by the one-time benefit associated with the recovery of $2.4 million in administrative expenses related to the settlement of the International Antitrust Litigation (see Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the original income statement classification of such expenses) and a $1 million reduction in insurance costs, reflecting management’s cost reduction efforts and lower overall premiums available in the insurance market.

Depreciation and Amortization Expense

For the year ended December 31, 2006, depreciation and amortization expense increased $0.7 million, or 3%, to $22.8 million when compared to the prior year principally due to $1.7 million of amortization expense related to intangible assets acquired in the acquisition of Noortman Master Paintings (see “Acquisition” below and Notes C and I of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Financial Data”), partially offset by lower depreciation expense as a result of the timing and rate of capital spending on depreciable fixed assets.

Net Interest Expense

Due to funding requirements for new client loans, as well as decreased cash balances resulting from funding the Transaction described under “Recapitalization” below, the Company had significantly lower average cash balances and short-term investments and a higher level of average outstanding revolving credit facility borrowings during the nine months ended September 30, 2006, when compared to the same period in the prior year. As a result of these factors, for the nine months ended September 30, 2006, net interest expense increased $2.3 million, when compared to the same period in 2005. However, during the fourth quarter of 2006, average cash balances and short-term investments increased significantly and average outstanding credit facility borrowings decreased as a result of the strength of the Company’s auction sales, causing a $2.9 million decrease in net interest expense for the quarter. Overall, for the year ended December 31, 2006, net interest expense decreased $0.6 million, or 2%, when compared to the prior year. (See Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for additional information related to interest expense.)

Credit Facility Termination Costs

As discussed in more detail in “Liquidity and Capital Resources” below, on September 7, 2005, in connection with the Transaction described under “Recapitalization” below, the Company terminated its senior secured credit agreement with General Electric Capital Corporation (the “GE Capital Credit Agreement”). As a result of the termination of the GE Capital Credit Agreement, the Company incurred a $1 million termination fee and wrote off approximately $2.1 million in arrangement fees and other direct costs related to the GE Capital Credit Agreement, which were previously being amortized over the term of the agreement. These charges are combined and reflected as a separate caption in the Consolidated Income Statement for the year ended December 31, 2005. There was no comparable event or charges impacting the Company’s results for the year ended December 31, 2006. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Company’s credit arrangements.)

Other Expense

For the year ended December 31, 2006, other expense increased $2.8 million to $4.2 million principally due to net losses relating to the revaluation and settlement of certain forward exchange contracts during the year. Such forward exchange contracts were principally used as cash flow hedges of the Company’s exposure to foreign currency denominated future guarantee obligations. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on referenced market rates. (See Note B of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for more information.)

Provision for Income Taxes

The effective tax rate related to continuing operations was approximately 36.2% in 2006, compared to approximately 31.4% in 2005. This increase is primarily the result of the benefit recorded in 2005 related to the reversal of the valuation allowance associated with certain federal and foreign net operating loss carryforwards, higher income tax reserves related to certain U.S. and international issues (see Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”) and increased deemed income from overseas subsidiaries. These increases were partially offset by the utilization of foreign tax credits.

At December 31, 2006, the Company has deferred tax assets related to state tax loss carryforwards totaling $20.4 million that begin to expire in 2008. The Company has provided a full valuation allowance related to these deferred tax assets. In assessing the need for this valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. In the event that the Company continues its strong performance and substantially exceeds its current financial projections of future taxable income, a portion of, or the entire, valuation allowance related to state loss carryforwards may be reversed some time in 2007. (See “Critical Accounting Estimates” above and statement on Forward Looking Statements below.)

On November 7, 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate up to $72.4 million of foreign earnings under the American Jobs Creation Act of 2004 during 2005. These foreign earnings were previously considered to be indefinitely reinvested outside of the U.S. The Company repatriated approximately $72.4 million during 2005 and recorded income tax expense of $3.8 million. As of December 31, 2006, approximately $60.6 million of the repatriated funds have been used, primarily for capital asset costs and leased asset investments.

(See Item 1A, “Risk Factors” and Note K of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Discontinued Operations

For information related to Discontinued Operations, see Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Note D (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

The Company’s results for the year ended December 31, 2005 reflected the continued strength of the international art market as Net Auction Sales and Private Sales (both defined below) remained strong. In 2005, income from continuing operations increased 1% to $63.2 million even though 2004 results included one-time license fee revenues of $45.6 million earned in conjunction with the consummation of the Realogy License Agreement (see “License Fee Revenues” below). The Company’s strong financial performance in 2005 was largely the result of a significant improvement in auction commission margins.

The Company’s results from continuing operations for the years ended December 31, 2005 and 2004 are summarized below (in thousands of dollars):

			Favorable/(Unfavorable)
Year Ended December 31	2005	2004	$ Change	% Change
Revenues:
Auction and related revenues	$496,899	$439,526	$57,373	13.1%
Finance revenues	8,302	5,907	2,395	40.5%
Dealer revenues	5,131	3,604	1,527	42.4%
License fee revenues	1,404	45,745	(44,341)	(96.9%)
Other revenues	2,117	2,274	(157)	(6.9%)

Total revenues	513,853	497,056	16,797	3.4%
Expenses	390,590	370,399	(20,191)	(5.5%)

Operating income	123,263	126,657	(3,394)	(2.7%)
Net interest expense	(27,738)	(30,267)	2,529	8.4%
Credit facility termination costs	(3,069)	—	(3,069)	*
Other (expense) income	(1,474)	267	(1,741)	*

Income from continuing operations before taxes	90,982	96,657	(5,675)	(5.9%)
Equity in earnings of investees, net of taxes	829	740	89	12.0%
Income tax expense	28,594	35,000	6,406	18.3%

Income from continuing operations	$63,217	$62,397	$820	1.3%

Key performance indicators:
Aggregate Auction Sales (a)	$2,752,185	$2,694,544	$57,641	2.1%
Net Auction Sales (b)	$2,361,830	$2,334,937	$26,893	1.2%
Private Sales (c)	$271,936	$262,891	$9,045	3.4%
Auction commission margin (d)	18.7%	16.4%	N/A	14.0%
Average loan portfolio (e)	$102,605	$82,519	$20,086	24.3%
Adjusted EBITDA (f)	$145,145	$108,410	$36,735	33.9%

Legend:

*	Represents a change in excess of 100%.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by the Company.

(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(e)	Represents the average loan portfolio of the Company’s Finance segment.

(f)	See “Use of Non-GAAP Financial Measures” above and reconciliation to corresponding GAAP amount below.

Please see below for a more detailed discussion of the significant factors impacting the Company’s results from continuing operations for the year ended December 31, 2005.

The following is a reconciliation of Adjusted EBITDA (see “Use of Non-GAAP Financial Measures” above) to income from continuing operations for the years ended December 31, 2005 and 2004 (in thousands of dollars):

Year Ended December 31	2005	2004
Adjusted EBITDA	$145,145	$108,410
Income tax expense related to continuing operations	(28,594)	(35,000)
Income tax expense related to earnings from equity investees	(446)	(398)
Net interest expense	(27,738)	(30,267)
Depreciation and amortization expense	(22,081)	(23,837)
Credit facility termination costs	(3,069)	—
One-time Cendant license fee revenue	—	45,650
Realogy License Agreement transaction costs	—	(2,161)

Income from continuing operations	$63,217	$62,397

Impact of Foreign Currency Translations

For the year ended December 31, 2005, income from continuing operations before taxes decreased $5.7 million, or 6%, to $91 million, when compared to the prior year. During 2005, the unfavorable impact of foreign currency translations on income from continuing operations before taxes was approximately $2.4 million. Excluding the unfavorable impact of foreign currency translations, income from continuing operations before taxes decreased $3.3 million, or 3%, to $93.4 million for the year ended December 31, 2005 (see “Use of Non-GAAP Financial Measures” above). In 2005, the unfavorable impact of foreign currency translations on income from continuing operations before taxes consisted of the following (in thousands of dollars):

Year Ended December 31, 2005	Favorable/ (Unfavorable)
Total revenues	$(5,075)
Total expenses	2,633

Operating income	(2,442)
Net interest expense and other	16

Income from continuing operations before taxes	$(2,426)

Revenues

For the years ended December 31, 2005 and 2004, revenues from continuing operations consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Year Ended December 31	2005	2004	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$441,301	$383,142	$58,159	15.2%
Auction expense recoveries	19,312	17,633	1,679	9.5%
Private sale commissions	20,600	21,492	(892)	(4.2%)
Principal activities *	(1,305)	(1,001)	(304)	(30.4%)
Catalogue subscription revenues	9,690	9,700	(10)	(0.1%)
Other	7,301	8,560	(1,259)	(14.7%)

Total auction and related revenues	496,899	439,526	57,373	13.1%

Other revenues:
Finance revenues	8,302	5,907	2,395	40.5%
Dealer revenues *	5,131	3,604	1,527	42.4%
License fee revenues	1,404	45,745	(44,341)	(96.9%)
Other	2,117	2,274	(157)	(6.9%)

Total other revenues	16,954	57,530	(40,576)	(70.5%)

Total revenues	$513,853	$497,056	$16,797	3.4%

Legend:

*

In the fourth quarter of 2006, due to the acquisition of NMP (see “Acquisition” below) and the resulting increase in the Company’s Dealer activities, certain activities which were previously managed and reported as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment under the oversight of an executive committee responsible for managing the Company’s portfolio of Dealer activities. Such activities principally include:

•	The investment in and resale of art and other collectibles directly by the Company.

•

The investment in art through unsecured loans made by the Company to unaffiliated art dealers. (See Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

•	The activities of certain equity investees including AMA. (See Note F of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

•

The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Accordingly, revenues related to such activities, which prior to this Form 10-K were classified as Auction and Related Revenues, are now reported as Dealer Revenues for all periods presented.

Auction and Related Revenues

For the year ended December 31, 2005, auction and related revenues increased $57.4 million, or 13%, to $496.9 million, when compared to the prior year. This improvement was almost entirely due to a $58.2 million, or 15%, increase in auction commission revenues. The significant factors contributing to the improvement in auction commission revenues are explained in more detail below.

Auction Commission Revenues—The higher level of auction commission revenues during 2005 was principally due to a 14% improvement in auction commission margin (from 16.4% to 18.7%) and, to a much lesser extent, a slight increase in Net Auction Sales. See “Auction Commission Margin” and “Net Auction Sales” below for a detailed discussion of these key performance indicators. The overall increase in auction commission revenues was partially offset by the unfavorable impact of foreign currency translations, which decreased auction commission revenues by approximately $5 million during the year.

Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins.

Effective January 1, 2005, the Company increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium was increased to 20% of the hammer (sale) price on the first $200,000 and 12% of any remaining amount over $200,000. In foreign salesrooms, these U.S. dollar thresholds were translated into an appropriate fixed local currency amount upon the effective date of the change. Previously, the buyer’s premium charged on auction sales was generally 20% of the hammer (sale) price on the first $100,000 and 12% of any remaining amount over $100,000.

As discussed above, for the year ended December 31, 2005, auction commission margin increased 14% (from 16.4% to 18.7%) when compared to the prior year principally due to the following factors:

•

A $19.6 million decrease in shared auction commissions as certain significant consignments for property sold in 2004 were subject to commission sharing arrangements with third parties. These arrangements were primarily the result of the competitive environment for such consignments, as well as the Company’s decision to reduce its auction guarantee risk through sharing arrangements with partners, whereby the Company reduced its financial exposure under the auction guarantee in exchange for sharing the auction commission with the partner.

•	A favorable change in sales mix as a more significant portion of Net Auction Sales in 2004 were at the high-end of the Company’s business where auction commission margins are traditionally lower.

•	The increase in the buyer’s premium rate structure discussed above.

Net Auction Sales—For the year ended December 31, 2005, Net Auction Sales increased $26.9 million, or 1%, to $2.4 billion, when compared to the prior year. This increase was attributable to the following factors:

•	A $57.3 million increase in various-owner sales of Contemporary art, reflecting the strength of this market.

•

A $51.2 million, or 36%, increase in Net Auction Sales conducted by Sotheby’s Asia (which includes auction salerooms in Hong Kong, Singapore and Australia) primarily due to a higher level of Chinese Ceramics and Paintings sales, in addition to a $20 million improvement in Asian art sales in New York and London, both which reflect the continued growth of the Chinese art market.

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

These increases in Net Auction Sales in 2005 were largely offset as prior year results include the May 2004 sale of property from the Greentree Foundation, which totaled $189.4 million and for which there was no comparable event in 2005. To a lesser extent, the comparison to the prior year was unfavorably influenced by a $46.7 million decrease in various-owner sales of Impressionist art primarily due to several high-value works sold in the November 2004 Impressionist sale in New York for which there were no comparable works sold in the same sale in 2005. Also partially offsetting the overall increase in Net Auction Sales versus the prior year was a $30 million decrease in various-owner American Paintings sales, which, in 2004, included the sale of John Singer Sargent’s “Group of Parasols (A Siesta)” for $21 million. There was no comparable picture sold at auction in the 2005 American Paintings sales.

Private Sales Commissions—The level of private sales commissions earned by the Company in any period is typically variable. In 2005, private sales commissions remained at a historically high level totaling $20.6 million, representing a slight decrease compared to the prior year even though 2004 results included private sales commissions related to the landmark private sale of the Forbes Collection of Faberge.

Finance Revenues

For the year ended December 31, 2005, Finance revenues increased $2.4 million, or 41%, when compared to the prior year. This increase was principally due to a 24% increase in the average loan portfolio balance (from $82.5 million to $102.6 million), including two loans made to the same borrower in the second and fourth quarters of 2005. This increase was due in part to the availability of capital to fund new loans and marketing efforts to increase client loan activity. The comparison of 2005 Finance segment revenues to the prior year was unfavorably influenced by $1 million in interest income recognized in the second quarter of 2004 as a result of the collection of a disputed client loan, for which there was no comparable event in 2005.

License Fee Revenues

For the year ended December 31, 2005, license fee revenues decreased $44.3 million to $1.4 million, when compared to the prior year as 2004 results include $45.6 million in one-time license fee revenues earned in conjunction with the consummation of the Realogy License Agreement (see Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). In 2005, license fee revenues included $1.3 million in ongoing license fees earned as a result of Realogy’s continued use of the Company’s licensed trademarks.

Expenses

For the years ended December 31, 2005 and 2004, expenses from continuing operations consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Year Ended December 31	2005	2004	$ Change	% Change
Direct costs of services	$65,782	$55,551	($10,231)	(18.4%)
Salaries and related costs	187,753	177,717	(10,036)	(5.6%)
General and administrative expenses	114,974	112,863	(2,111)	(1.9%)
Depreciation and amortization expense	22,081	23,837	1,756	7.4%
Retention costs	—	285	285	100.0%
Net restructuring charges	—	146	146	100.0%

Total expenses	$390,590	$370,399	($20,191)	(5.5%)

Direct Costs of Services

Direct costs of services consisted largely of catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company’s auction offerings. For example, direct costs attributable to single-owner collections are typically higher than those associated with various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions.

For the year ended December 31, 2005, direct costs of services increased $10.2 million, or 18%, to $65.8 million when compared to the prior year, principally due to the higher number and type of single-owner sales during the period. Specifically, in 2005, direct costs included expenses related to significant off-premises single-owner sales for which there were no comparable events in the prior period, including the sale of property from the Royal House of Hanover in Germany ($4.8 million); the sale of cars and memorabilia at Ferrari headquarters in Maranello, Italy ($1.5 million) and the Easton Neston house sale in Northamptonshire, U.K. ($0.8 million). Also contributing to the higher level of direct costs in 2005 were increases of $2 million and $1.9 million related to sales conducted during the period in Asia and the U.K. (excluding the Easton Neston sale discussed above), respectively. These increases were generally consistent with the higher level of Net Auction Sales achieved in those regions. The overall increase in direct costs was partially offset by the favorable impact of foreign currency translations, which decreased direct costs by approximately $0.8 million during the year.

Salaries and Related Costs

For the years ended December 31, 2005 and 2004, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Year Ended December 31	2005	2004	$ Change	% Change
Full-time salaries	$101,287	$98,424	($2,863)	(2.9%)
Employee benefits	20,929	19,339	(1,590)	(8.2%)
Payroll taxes	14,102	13,355	(747)	(5.6%)
Incentive bonus costs	30,479	25,909	(4,570)	(17.6%)
Stock compensation expense	3,716	1,098	(2,618)	*
Option Exchange	4,553	7,688	3,135	40.8%
Other **	12,687	11,904	(783)	(6.6%)

Total salaries and related costs	$187,753	$177,717	($10,036)	(5.6%)

Key Performance Indicator:
Salaries and related costs as a % of total revenues	36.5%	35.8%	N/A	2.0%

Legend:

*	Represents a change in excess of 100%.

**	Principally includes the cost of temporary labor and overtime.

In recent years, the Company’s compensation strategy evolved towards having greater variability in pay, dependent upon the Company’s profitability. Also, the Company’s equity compensation strategy evolved towards a preference for restricted stock as opposed to stock options. The $10 million, or 6%, increase in salaries and related costs during 2005 reflected this change in strategy as the significant drivers of this increase were higher levels of incentive bonus costs and restricted stock compensation expense. Also contributing to the increase versus the prior year was a 3% increase in full-time salaries, principally due to limited salary and headcount increases in 2005, and increased employee benefit costs. The overall increase in salaries and related costs for the period was partially offset by lower Option Exchange costs, as well as the favorable impact of foreign currency translations, which decreased salaries and related costs by approximately $1.3 million during the year. See discussion below for a more detailed explanation of certain of these factors.

Incentive Bonus Costs—For the year ended December 31, 2005, incentive bonus costs increased $4.6 million, or 18%, to $30.5 million, when compared to the prior year. This increase was attributable to the Company’s strong financial performance during 2005, even when compared to the prior year’s results from continuing operations which included one-time license fee revenues of $45.6 million earned in conjunction with the consummation of the Realogy License Agreement (see “License Fee Revenues” above).

Stock Compensation Expense—For the year ended December 31, 2005, stock compensation expense related to restricted stock shares granted pursuant to the Restricted Stock Plan (excluding shares issued in conjunction with the Exchange Offer discussed below) increased $2.6 million when compared to the prior year. This increase was primarily due to the amortization of stock compensation expense associated with restricted stock shares granted in 2005.

(See Note M of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Restricted Stock Plan.)

Employee Benefits—For the year ended December 31, 2005, employee benefits increased $1.6 million, or 8%, to $20.9 million, when compared to the prior year. The higher level of employee benefits for the period was primarily due to a $1.7 million, or 61%, increase in costs related to the U.K.

Pension Plan (see Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). To a lesser extent, the increase in employee benefits was attributable to incremental profit-sharing costs of $0.8 million related to the Company’s U.S. pension plans, reflecting the Company’s strong financial performance for 2005 (see “Incentive Bonus Costs” above), as well as increased other benefit costs attributable to limited salary and headcount increases and market inflation for such costs. In the prior year, certain contributions to the Company’s U.S. pension plans were determined as a fixed percentage of an employee’s eligible compensation rather than via a profit-sharing formula. Also unfavorably impacting the comparison to the prior year was a $0.9 million one-time charge for retirement benefits in Germany. The overall increase in employee benefit costs in 2005 was largely offset by a $2.8 million decrease in severance costs.

Option Exchange Program—In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan. The Exchange Offer was tendered during the first half of 2004. In 2005, compensation expense related to the Exchange Offer decreased $3.1 million, or 41%, to $4.6 million, as prior year results include $2.2 million of expense recognized in the first quarter of 2004 representing the one-time cash payment made to employees upon acceptance of the Exchange Offer on March 31, 2004. The comparison to the prior period was also favorably influenced by lower amortization of stock compensation related to the issuance of 1.1 million restricted shares as a result of the Exchange Offer, the expense relating to which is being amortized over a graded four-year vesting period.

General and Administrative Expenses

For the year ended December 31, 2005, general and administrative expenses increased $2.1 million, or 2%, to $115 million, when compared to the prior year. This increase was largely attributable to the following factors:

•	An insurance recovery of approximately $4 million, which reduced general and administrative expenses in the second quarter of 2004, for which there was no comparable event in 2005.

•	A $2.7 million increase in travel and entertainment costs, principally due to the higher level of travel for pursuing business opportunities during 2005, reflecting the strength of the art market.

•

A $1.4 million increase in professional fees, primarily due to $1.1 million in incremental fees incurred as a result of outsourcing management of the Company’s catalogue production operations in the U.S. Outsourcing allowed the Company to achieve improved quality along with cost efficiencies and headcount reductions in this area.

•	A $1.4 million increase in facility related expenses primarily as a result of higher costs for utilities and security.

•	A $1.2 million increase in property taxes related to the Company’s headquarters building at 1334 York Avenue in New York as a result of a tax reassessment that became effective on July 1, 2004.

•	The recovery of $1 million in previously paid real estate taxes in the U.K. recorded in the third quarter of 2004, for which there was no comparable event in 2005.

•	$0.9 million in lease abandonment costs in the U.K. incurred in the fourth quarter of 2005, for which there was no comparable event in 2004.

The overall increase in general and administrative expenses for the year ended December 31, 2005 was partially offset by the following factors:

•

A $2.9 million benefit recorded in the fourth quarter of 2005 due to the reversal of certain sales tax estimates that were no longer necessary, for which there was no comparable event in the prior year.

•	A $2.4 million decrease in client goodwill gestures, authenticity claims and litigation settlements primarily as a result of fewer and less costly occurrences of such matters in 2005.

•

$2.2 million in transaction costs incurred in 2004 related to the consummation of the Company’s agreement with Realogy to license the Sotheby’s International Realty trademark, for which there were no comparable fees incurred in 2005.

•	A $1 million reduction in insurance costs, reflecting management’s cost reduction efforts and lower overall premiums available in the market.

•

A $0.8 million decrease in settlement administration costs and legal fees associated with certain civil antitrust litigation (see Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

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

Net Interest Expense

For the year ended December 31, 2005, net interest expense decreased $2.5 million, or 8%, to $27.7 million, when compared to the prior year. This decrease was largely attributable to a $2.4 million improvement in interest income resulting from higher average balances of cash and short-term investments, as well as higher interest rates due in part to a change in investment composition during the first nine months of the year. To a lesser extent, the decrease in net interest expense versus the prior year was attributable to lower amortization of the discount associated with the DOJ antitrust fine, which was being paid over a five-year period. The final payment of $15 million owed under the fine was paid by the Company on February 6, 2006 and the liability to the DOJ was extinguished (see Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). The overall improvement in net interest expense in 2005 was partially offset by an increase of $0.9 million in credit facility borrowing costs primarily as a result of higher average borrowings outstanding during the period largely due to the funding requirements for new client loans, as well as decreased cash balances resulting from the Transaction described under “Recapitalization” below. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for information on the Company’s credit arrangements.)

Termination of GE Capital Credit Agreement

On September 7, 2005, in connection with the Transaction described below under “Recapitalization,” the Company terminated the GE Capital Credit Agreement. As a result of the termination of the GE Capital Credit Agreement, the Company incurred a $1 million termination fee and wrote off approximately $2.1 million in related arrangement fees, which were previously being amortized over the term of the agreement. These charges were combined and reflected as a separate caption in the Consolidated Income Statement for the year ended December 31, 2005. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Company’s credit arrangements.)

Cumulative Effect of a Change in Accounting Principle

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN No. 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity. The Company adopted FIN No. 47 effective December 2005 and accordingly recorded an after-tax charge of approximately $1.1 million ($1.6 million, pre-tax), or $0.02 per diluted share, as a cumulative effect of a change in accounting principle in the Consolidated Income Statement for the year ended December 31, 2005. This charge relates primarily to those lease agreements that require the Company to restore the underlying facilities to their original condition at the end of the leases. The Company was uncertain of the timing of payment for these asset retirement obligations; therefore a liability was not previously recognized in the financial statements under GAAP. On a prospective basis, this accounting change requires recognition of these costs ratably over the lease term. The adoption of FIN No. 47 initially resulted in a non-cash addition to fixed assets of $1 million with a corresponding increase in long-term liabilities. The assets as of December 31, 2005 were $0.2 million, consisting of gross assets of $1 million less accumulated depreciation of $0.8 million. The asset retirement obligation as of December 31, 2005 was $1.8 million, consisting of a liability of $1 million and accretion expense of $0.8 million.

Provision for Income Taxes

The effective tax rate related to continuing operations was approximately 31.4% in 2005, compared to approximately 36.2% in 2004. The overall decrease in the effective tax rate in 2005 from 2004 was primarily the result of a $7.1 million benefit arising from the release of valuation allowances in 2005 related to the Company’s U.S. Federal and certain foreign tax operating loss carryovers, as well as the tax rate differential between U.S. and foreign jurisdictions as more of the Company’s earnings in 2005 arose overseas in jurisdictions with tax rates lower than in the U.S. These items were partially offset by the impact of the Company’s repatriation of earnings accumulated outside the U.S. under its domestic reinvestment plan as discussed in more detail below, as well as increased passive income arising overseas.

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

(See Item 1A, “Risk Factors,” and Note K of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

Discontinued Operations

For information related to Discontinued Operations, see Note T of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

FINANCIAL CONDITION AS OF DECEMBER 31, 2006

This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Item 8, “Financial Statements and Supplementary Data”). For the year ended December 31, 2006, total cash and cash equivalents increased $96.1 million primarily due to the factors discussed below.

Net cash provided by operations was $270.4 million for the year ended December 31, 2006 largely due to a $148.8 million net increase in amounts owed to clients principally due to the timing and settlement of auction sales conducted in the fourth quarter of 2005 and throughout 2006. As a result of this increase, the December 31, 2006 due to consignors balance is unusually high; however, a substantial portion of this balance will be paid out in the first quarter of 2007. Also contributing significantly to net cash provided by operations is net income of $107 million earned in 2006.

Net cash used by investing activities was $197.9 million for the year ended December 31, 2006 largely due to a $126 million net increase in short-term investments and a $61.5 million net increase in client loans.

Net cash provided by financing activities was $21.2 million for the year ended December 31, 2006 principally due to $67 million in proceeds received from the exercise of stock options and $14.9 million in excess tax benefits resulting from such stock option exercises. These financing cash inflows are partially offset by a $36.5 million net decrease in credit facility borrowings, $12.9 million of dividend payments (see “Liquidity and Capital Resources” below) and the $9.5 million repayment of acquiree bank debt (see Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

ADOPTION OF SFAS NO. 158

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Generally, SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet (with limited exceptions). The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements were effective for the Company as of December 31, 2006 and, as a result, the Company adopted the recognition provisions of SFAS No. 158 in the fourth quarter of 2006. The requirement to measure the plan assets and benefit obligations as of the date of the balance sheet is effective for the Company as of December 31, 2008.

(See Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for detailed information on the impact of adopting SFAS No. 158.)

STAFF ACCOUNTING BULLETIN NO. 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB No. 108 in the fourth quarter of 2006.

REVIEW OF STOCK OPTION GRANTING PRACTICES

In June through November 2006, at the request of the Company’s Chief Executive Officer, outside legal counsel conducted a review of the Company’s stock option granting practices from 1995 through the present to determine whether any backdating of stock options had occurred. This request was not made because of any knowledge or belief that there were any improprieties in the Company’s stock option granting practices, but because of the publicity that had been given to this subject in relation to other companies. Counsel concluded and management concurred that there was no evidence of intentional wrongdoing by any of the Company’s Named Executive Officers (as defined by the SEC) or by any other director or employee of the Company. However, it was concluded that, in a number of instances in 2002 and in prior years, the Company had used an incorrect measurement date under Accounting Principles Board Opinion No. 25, “Accounting for Stock Options” (“Opinion 25”), in accounting for certain of its stock option grants because on the date of such grants, the number of shares that particular individuals were entitled to receive was not finalized or the number of options allocated to certain recipients was changed after the award approval date. Based on the results of counsel’s review, management concluded that the measurement dates for these awards should be revised.

The Company has determined that from the first quarter of 1996 through 2004, it had certain unrecorded non-cash stock compensation charges associated with its stock option plans. The amount of aggregate unrecorded non-cash stock compensation expense, which the Company should have recorded in prior periods as a component of Salaries and Related Costs, is approximately $6 million pre-tax and approximately $4 million after-tax. The Company determined, however, that the charges from 1996 through 2004 were not material to its consolidated financial statements in any of the periods to which such charges related.

Management has, however, concluded that the aggregate amount of unrecorded stock compensation expense related to these stock options would be material, if recorded, to the fourth quarter of 2006. As a result, the Company has restated its financial statements for prior periods and recorded an adjustment of approximately $3.8 million to Retained Earnings and Additional Paid-in Capital as of January 1, 2004, which is reflected in the accompanying Consolidated Statements of Changes in Shareholders’ Equity. This adjustment represents the cumulative effect on an after tax basis of the adjustment relating to the non-cash stock compensation charges discussed above related to years 1999 to 2003. The impact of these unrecorded amounts is presented in the chart below. The impact of the adjustments related to 2004 and years prior to 1999 is inconsequential. In addition, there was no impact on total cash flows from operating, investing or financing activities within the Consolidated Statements of Cash Flows for any of the years presented nor was there any impact on any interim periods within 2005 or 2006.

Year Ended December 31	1999	2000	2001	2002	2003	Total
	(Thousands of dollars)
Stock compensation adjustment, pre-tax	$1,584	$1,924	$1,376	$776	$282	$5,942
Tax effect	586	608	590	279	90	2,153

Stock compensation adjustment, net of tax effect	$998	$1,316	$786	$497	$192	$3,789	*

*	Adjustment to December 31, 2004 beginning retained earnings.

RECAPITALIZATION

On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”), with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company’s largest shareholders, holding in the aggregate 14,034,158 shares of the Company’s Class B Stock, representing approximately 62.4% of the aggregate voting power of the Company’s capital stock. Robert S. Taubman, A. Alfred Taubman’s son, is a director of the Company.

Pursuant to the Agreement, the Company agreed to an exchange of all 14,034,158 shares of Class B Stock owned by the Shareholders for $168,409,896 in cash and 7.1 million shares of the Company’s Class A Stock, (such exchange, the “Transaction”). (See “Mechanics of Effecting the Transaction; Funding” below.) Completion of the Transaction was not subject to any conditions and it was completed on September 7, 2005. Because the outstanding shares of Class B Stock constituted less than fifty percent of the aggregate voting power of the Company’s outstanding common stock following completion of the Transaction, pursuant to the Company’s Third Amended and Restated Articles of Incorporation (the “Articles”), following completion of the Transaction each remaining outstanding share of Class B Stock held by shareholders not a party to the Transaction was automatically converted into one share of Class A Stock without any action on the part of the holder thereof. Therefore, immediately following completion of the Transaction and such conversion, the Company had approximately 57.3 million shares of Class A Stock outstanding (of which the Shareholders owned 7.1 million, or approximately 12.4%) and no shares of Class B Stock outstanding.

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

As a result of the Transaction, the dual class super-voting share structure that had been in place since the Company’s initial public offering in 1988 was eliminated; allowing for a corporate governance structure that is more consistent with the best practices of public companies.

Mechanics of Effecting the Transaction; Funding—Under the terms of the Agreement, the Transaction was effected by means of: (1) the Shareholders voluntarily converting, on a one-for-one basis pursuant to the Articles, 7.1 million shares of Class B Stock into shares of Class A Stock, and (2) the Company acquiring the remaining shares of Class B Stock owned by the Shareholders for aggregate cash consideration of $168,409,896. The Company funded the cash portion of the consideration plus direct transaction and financing costs with then existing cash balances and $100 million in borrowings under a new credit facility (see “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Company’s credit arrangements).

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

Direct financing costs of $3.7 million attributable to the new credit facility are being amortized on a straight-line basis over the term of the facility (see Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

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

REINCORPORATION

On June 30, 2006, Sotheby’s Holdings, Inc., a Michigan corporation (“Sotheby’s Michigan”), completed its reincorporation into the State of Delaware (the “Reincorporation”). The Reincorporation and related proposals were approved by the shareholders of Sotheby’s Michigan at the annual meeting of shareholders on May 8, 2006. The Reincorporation was completed by means of a merger of Sotheby’s Michigan with and into Sotheby’s Delaware, Inc., a Delaware corporation (“Sotheby’s Delaware”) and a wholly-owned subsidiary of Sotheby’s Michigan incorporated for the purpose of effecting the Reincorporation, with Sotheby’s Delaware being the surviving corporation. Sotheby’s Delaware was renamed “Sotheby’s” upon completion of the merger.

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

ACQUISITION

On June 7, 2006, the Company and Arcimboldo S.A. (“Arcimboldo”), a private limited liability company incorporated under the laws of Luxembourg, entered into a sale and purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Noortman Master Paintings B.V. (previously defined as “NMP”), a company incorporated under the laws of the Netherlands and a pre-eminent art dealer. The acquisition of NMP provides the Company with the opportunity to expand its dealer activities. NMP is based in Maastricht, the Netherlands. Robert C. Noortman, who was the Managing Director of NMP and sole shareholder of Arcimboldo and also guaranteed the obligations of Arcimboldo under the Purchase Agreement, died unexpectedly on January 14, 2007. Following Mr. Noortman’s death, his guarantee under the Purchase Agreement remains binding on his estate. NMP is continuing under the leadership of Mr. Noortman’s son, William. NMP’s results are included in the Company’s Consolidated Income Statements beginning on June 1, 2006.

Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration is based on the actual number of shares issued using the closing price of Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the fair value of certain restrictions on the future transfer of the Initial Consideration, as discussed in more detail below. The fair value of these restrictions was determined by an independent valuation expert. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years (as discussed in more detail below) and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of an $11.7 million payable to Sotheby’s. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the three-year term. The first payment of €2.1 million ($2.6 million) under the note payable was made on July 26, 2006. The remaining payments under the note payable are due according to the following schedule: €2 million ($2.7 million) on June 7, 2007, €4.2 million ($5.5 million) on June 7, 2008 and €4.2 million ($5.5 million) on June 7, 2009.

If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed in escrow, to be released only if NMP achieves certain targeted performance criteria specified in the Purchase Agreement during the five years following the closing of the transaction and if NMP achieves certain service criteria. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $38.99 per share on February 20, 2007, the Additional Consideration has a fair value of approximately $19 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

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

The Company, Arcimboldo and Mr. Noortman also made customary warranties and covenants in the Purchase Agreement, including certain post-closing business covenants of the Company and certain non-competition and non-solicitation covenants of Arcimboldo and Mr. Noortman for a period of five years following closing. Mr. Noortman also entered into a seven-year employment agreement with NMP, which ceased upon Mr. Noortman’s death.

In addition, the Company also has in place a key man life insurance policy of $20 million covering Mr. Noortman. The Company has filed the necessary claim forms to establish its rights under this policy.

As a result of Mr. Noortman’s death in January 2007, goodwill and intangible assets related to NMP are being tested for impairment. The Company anticipates that it will record an impairment charge in the first quarter of 2007 to reduce the carrying values of NMP’s goodwill and intangible assets. The amount of such a charge could potentially be material depending on the outcome of the Company’s assessment.

(See Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for additional information related to the acquisition of NMP.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s material contractual obligations and commitments as of December 31, 2006:

	Payments Due by Period
	Total	2007	2008 to 2009	2010 to 2011	After 2011
	(Thousands of dollars)
Long-term debt (1):
Principal payments	$100,000	$—	$100,000	$—	$—
Interest payments	16,615	6,875	9,740	—	—

Sub-total	116,615	6,875	109,740	—	—

Other commitments:
York Property capital lease (2)	369,670	19,287	39,900	41,274	269,209
Operating lease obligations (3)	83,001	15,718	23,791	10,226	33,266
Discount Certificates (4)	46,731	46,731	—	—	—
Note payable to Arcimboldo (5)	13,705	2,741	10,964	—	—
Employment arrangements (6)	25,247	6,678	10,571	7,084	914

Sub-total	538,354	91,155	85,226	58,584	303,389

Total	$654,969	$98,030	$194,966	$58,584	$303,389

(1)

Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s long-term debt. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Company’s credit arrangements.)

(2)

Represents the rental payments due under the capital lease obligation for the York Property, as discussed in Notes G and L of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

(3)	Represents rental payments due under the Company’s operating lease obligations. (See Note L of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(4)

Represents the remaining outstanding face value of the Discount Certificates that were distributed in conjunction with the settlement of certain civil litigation related to the antitrust investigation by the U.S. Department of Justice, which are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. (See Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

(5)	See Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

(6)

Represents the remaining commitment for future salaries as of December 31, 2006 related to employment arrangements with eight employees, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants. (See Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee in the event the property sells for less than the minimum price, in which event the Company must fund the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. In certain instances, the sale proceeds ultimately realized by the Company exceed the amount of any prior losses recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction.

As of December 31, 2006, the Company had outstanding auction guarantees totaling $116.5 million, the property relating to which had a mid-estimate sales price (1) of $132.3 million. The Company’s financial exposure under these auction guarantees is reduced by $0.5 million as a result of sharing arrangements with partners. Substantially all of the property related to such auction guarantees is being offered at auctions in the first half of 2007. As of December 31, 2006, $36 million of the guaranteed amount had been advanced by the Company and is recorded within notes receivable and consignor advances in the Consolidated Balance Sheet (see Note E of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). As of December 31, 2006 and December 31, 2005, the carrying amount of the liability related to the Company’s auction guarantees was approximately $1.5 million and $0.3 million, respectively, and was reflected in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

As of February 20, 2007, the Company had outstanding auction guarantees totaling $83.2 million, the property relating to which had a mid-estimate sales price (1) of $90.6 million. Substantially all of the property related to such auction guarantees is being offered at auctions in the first nine months of 2007. As of February 20, 2007, $15.7 million of the guaranteed amount had been advanced by the Company and will be recorded within notes receivable and consignor advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $15 million and $16.7 million at December 31, 2006 and February 20, 2007, respectively.

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

At December 31, 2006, the Company had $140.8 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

As of December 31, 2006, the Consolidated Balance Sheets included a liability of $1.1 million recorded within accounts payable and accrued liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date. As of December 31, 2005, the Consolidated Balance Sheets included an asset of $0.1 million recorded within prepaid expenses and other current assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

CONTINGENCIES

For information related to Contingencies, see Note O of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

LIQUIDITY AND CAPITAL RESOURCES

On September 7, 2005, in connection with the Transaction discussed above under “Recapitalization” above, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million.

The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the U.K. (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of December 31, 2006, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available and borrowing base under the BofA Credit Agreement was $275.2 million. As of February 20, 2007, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available under the BofA Credit Agreement was $282.6 million.

The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in

February 1999 are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise, the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008. Management expects to be able to demonstrate its ability to redeem and repay the Notes in full on the required date. (See Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for more information related to the Notes.)

Borrowings under the BofA Credit Agreement were used to finance in part the Transaction and related expenses and are also available to provide ongoing working capital and for other general corporate purposes of the Company. The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non- real estate assets of its subsidiaries in the U.S. and the U.K.

The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (ii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments, if any, must be paid solely out of 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants.

On each of August 2 and November 2, 2006, the Company’s Board of Directors declared quarterly dividends on its common stock of $0.10 per share totaling approximately $6.4 million and $6.5 million, respectively. The dividend declared on August 2, 2006 was paid on September 15, 2006. The dividend declared on November 2, 2006 was paid on December 15, 2006. On February 27, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.5 million), to be paid on March 15, 2007 to shareholders of record on February 28, 2007. It is the intention of the Company to continue to pay quarterly dividends at this rate (an annual rate of $0.40 per share), subject to Board approval and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the years ended December 31, 2006 and 2005, the weighted average interest rates incurred by the Company on outstanding borrowings under the BofA Credit Agreement were approximately 7% and 6.3%, respectively.

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

The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of the quarterly dividend discussed above, as well as the short-term commitments to be funded prior to December 31, 2007 included in the table of contractual obligations above.

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

On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “Deferred Compensation Plan”), effective January 1, 2007. The Deferred Compensation Plan replaced the Sotheby’s, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”), which superseded an existing Benefit Equalization Plan (the “BEP”), with a plan that incorporates best practice features of contemporary non-qualified plans. Employee deferrals and Company contributions to the Deferred Compensation Plan are informally funded into a rabbi trust which provides additional benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. Plan liabilities are financed through the trust using Company-owned variable life insurance, as well as other investments. The combined unfunded liability for the 2005 BEP and the BEP, which totaled $24.2 million as of December 31, 2006, was transferred into the Deferred Compensation Plan on January 1, 2007. The Company funded this amount into the rabbi trust on February 8, 2007. (See Note N of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for additional information related to the Deferred Compensation Plan.)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments, notes receivable and consignor advances, credit facility borrowings, long-term debt, the note payable to Arcimboldo (see Note C of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”) and the liability for the Discount Certificates issued in connection with the settlement of certain civil antitrust litigation (see Note Q of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”).

The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company’s cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated future guarantee obligations. At December 31, 2006, the Company had $140.8 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note B of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”)

At December 31, 2006, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $19.9 million.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.,” which requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions; clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN No. 48 is effective for the Company in the first quarter of 2007. Management is evaluating the Company’s tax positions and assessing the impact of adopting FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued by the Company starting in 2008. Management is evaluating the impact of adopting SFAS No. 157, if any, on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of January 1, 2008. Management is evaluating the impact of adopting SFAS No. 159, if any, on the Company’s financial statements.

STRATEGIC INITIATIVES

In recent years, the Company’s focus on the high end of the art market has been an important contributor to its success. Accordingly, management is initiating significant organizational changes, globally reorganizing its management of client relationships and investing in those areas most valued by its major clients. For example, a major corporate web site enhancement will provide clients with real-time access to their account data and balances, as well as information on current and historical transactions, auction tracking services and enhanced media content.

In line with the Company’s strategy, in February 2007, management decided to refocus its business portfolio. Accordingly, the Company will discontinue auctions at Olympia in London, which traditionally has processed sales at a much lower price point than the rest of the Company. In addition, there will be staff reductions in lower end sales categories in New York, Amsterdam and Milan. The Company expects these decisions, which will be guided by local statutory consultation guidelines, to reduce headcount by approximately five percent globally and to result in first quarter severance charges in the range of $2 million. In addition, this strategic initiative will significantly reduce the quantity of lots offered for sale at auction, which will result in cost savings and operating efficiencies. However, the Company will invest a portion of these savings in new staff, in order to better focus on client relationships and grow revenues, which management expects will more than offset the lost revenue on lower end sales categories. The Company anticipates implementing many of these strategic changes during the first half of 2007, with the benefits beginning to be realized in the second half of 2007 and increasingly in future years. Accordingly, there could be an unfavorable impact on short-term operating results. (See statement on Forward Looking Statements.)

FORWARD LOOKING STATEMENTS

This Form 10-K contains certain forward looking statements; as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which the Company believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed below under Part I, Item 1A, “Risk Factors,” which are not ranked in any particular order.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under this caption contained in Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SOTHEBY’S
New York, New York

We have audited the accompanying consolidated balance sheets of Sotheby’s and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby’s and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes M and N to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” as revised effective January 1, 2006 and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 31, 2006. In addition, as discussed in Note B to the consolidated financial statements, in 2005 the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143,” effective December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP New York, New York March 1, 2007

SOTHEBY’S
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31	2006	2005	2004
Revenues:
Auction and related revenues	$631,344	$496,899	$439,526
Finance revenues	15,864	8,302	5,907
Dealer revenues	12,776	5,131	3,604
License fee revenues	2,922	1,404	45,745
Other revenues	1,903	2,117	2,274

Total revenues	664,809	513,853	497,056

Expenses:
Direct costs of services	74,120	65,782	55,551
Dealer cost of sales	6,060	—	—
Salaries and related costs	226,410	187,753	177,717
General and administrative expenses	138,278	114,974	112,863
Depreciation and amortization expense	22,783	22,081	23,837
Retention costs	—	—	285
Net restructuring charges	—	—	146

Total expenses	467,651	390,590	370,399

Operating income	197,158	123,263	126,657
Interest income	5,891	5,683	3,284
Interest expense	(33,039)	(33,421)	(33,551)
Credit facility termination costs	—	(3,069)	—
Other (expense) income	(4,227)	(1,474)	267

Income from continuing operations before taxes	165,783	90,982	96,657
Equity in earnings of investees, net of taxes	1,626	829	740
Income tax expense	60,050	28,594	35,000

Income from continuing operations	107,359	63,217	62,397

Discontinued operations:
(Loss) income from discontinued operations before taxes	(504)	(854)	38,798
Income tax (benefit) expense	(194)	(369)	14,516

(Loss) income from discontinued operations	(310)	(485)	24,282

Cumulative effect of a change in accounting principle, net of taxes	—	(1,130)	—

Net income	$107,049	$61,602	$86,679

Basic earnings per share:
Earnings from continuing operations	$1.78	$1.04	$1.01
(Loss) earnings from discontinued operations	(0.01)	(0.01)	0.39
Cumulative effect of a change in accounting principle, net of taxes	—	(0.02)	—

Basic earnings per share	$1.77	$1.01	$1.40

Diluted earnings per share:
Earnings from continuing operations	$1.73	$1.02	$1.00
(Loss) earnings from discontinued operations	(0.00)	(0.01)	0.39
Cumulative effect of a change in accounting principle, net of taxes	—	(0.02)	—

Diluted earnings per share	$1.72	$1.00	$1.38

Dividends per share	$0.20	$—	$—

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

December 31	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$221,094	$124,956
Restricted cash	11,356	7,679
Short-term investments	126,042	—
Accounts receivable, net of allowance for doubtful accounts of $5,935 and $5,345	390,061	354,741
Notes receivable and consignor advances, net of allowance for credit losses of $1,154 and $792	152,070	85,272
Inventory (see Note C)	115,955	45,087
Deferred income taxes	6,984	15,055
Prepaid expenses and other current assets	24,265	54,166

Total Current Assets	1,047,827	686,956

Non-Current Assets:
Notes receivable	56,474	56,678
Fixed assets, net of accumulated depreciation and amortization of $158,718 and $135,651	226,522	225,434
Goodwill (see Notes C and H)	34,709	13,447
Intangible assets (see Notes C and I)	12,780	—
Investments	23,107	25,871
Deferred income taxes	67,784	46,033
Other assets	7,962	6,333

Total Assets	$1,477,165	$1,060,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$558,250	$376,079
Accounts payable and accrued liabilities	152,685	131,354
Deferred revenues	7,601	5,186
Accrued income taxes	19,856	8,918
Deferred income taxes	2,286	42
York Property capital lease obligation	1,619	1,438
Deferred gain on sale of York Property	1,129	1,129
Settlement liabilities	45,765	21,099

Total Current Liabilities	789,191	545,245

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $209 and $299	99,791	99,701
Credit facility borrowings	—	34,542
Settlement liabilities	—	40,794
York Property capital lease obligation	168,986	170,606
Deferred gain on sale of York Property	17,117	18,245
Pension liabilities	55,273	—
Deferred income taxes	4,345	—
Other liabilities	40,775	25,343

Total Liabilities	1,175,478	934,476

Commitments and contingencies (see Note O)
Shareholders’ Equity:
Common Stock, $0.10 par value (see Notes U and V)	6,473	5,777
Authorized shares at December 31, 2006—200,000,000 Issued and outstanding shares at December 31, 2006—64,795,100 Issued and outstanding shares at December 31, 2005—57,847,878 of Class A
Additional paid-in capital	197,047	73,597	*
Retained earnings	160,055	65,952	*
Deferred compensation expense	—	(7,876)
Accumulated other comprehensive loss	(61,888)	(11,174)

Total Shareholders’ Equity	301,687	126,276

Total Liabilities and Shareholders’ Equity	$1,477,165	$1,060,752

*	As restated, see note M.

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

Year Ended December 31	2006	2005	2004
Operating Activities:
Net income*	$107,049	$61,602	$86,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,783	22,081	23,837
Gain on sale of discontinued operations	—	—	(32,005)
Equity in earnings of investees	(1,626)	(829)	(740)
Deferred income tax expense	23,347	8,757	23,215
Stock compensation expense	15,830	8,269	6,646
Defined benefit pension expense	6,897	5,332	2,757
Cumulative effect of a change in accounting principle	—	1,130	—
Asset provisions	4,320	3,667	4,033
Write-off of fees and direct costs related to terminated credit agreement (see Note J)	—	2,069	—
Amortization of discount related to antitrust matters	2,679	3,988	4,885
Excess tax benefits from stock-based compensation	(14,871)	—	—
Other	658	1,285	1,602
Changes in assets and liabilities (net of effects from acquisition—see Note C):
(Increase) decrease in accounts receivable	(21,653)	34,833	(172,482)
Increase in inventory	(17,177)	(14,526)	(19,312)
Increase in prepaid expenses and other current assets	(8,896)	(6,122)	(17,518)
Increase in other long-term assets	(904)	(2,863)	(372)
Funding of settlement liabilities	(19,009)	(18,214)	(10,822)
Increase (decrease) in due to consignors	170,458	(79,899)	208,655
Decrease (increase) in income tax receivable and deferred income tax assets	5,105	865	(677)
Increase (decrease) in accrued income taxes and deferred income tax liabilities	8,507	(3,297)	6,191
(Decrease) increase in accounts payable and accrued liabilities and other liabilities	(13,084)	30,658	28,218
Adjustments related to discontinued operations	—	—	3,461

Net cash provided by operating activities	270,413	58,786	146,251

Investing Activities:
Funding of notes receivable and consignor advances	(280,735)	(214,918)	(145,663)
Collections of notes receivable and consignor advances	219,266	164,856	160,940
Purchases of short-term investments	(312,183)	(323,163)	(288,414)
Proceeds from maturities of short-term investments	186,141	433,163	178,414
Capital expenditures	(12,719)	(14,862)	(13,468)
Distributions from equity investees	5,434	3,748	2,900
(Increase) decrease in restricted cash	(3,061)	4,032	(4,489)
Proceeds from sale of discontinued operations	—	—	53,863
Investing activities related to discontinued operations	—	—	561

Net cash (used) provided by investing activities	(197,857)	52,856	(55,356)

Financing Activities:
Proceeds from revolving credit facility borrowings	398,673	174,542	65,000
Repayments of revolving credit facility borrowings	(435,158)	(140,000)	(85,000)
Repurchase of common stock	(212)	(177,215)	—
Dividends paid	(12,946)	—	—
Repayment of acquiree bank debt (see Note C)	(9,531)	—	—
Decrease in York Property capital lease obligation	(1,437)	(125)	(113)
Proceeds from exercise of employee stock options	66,987	9,322	9,945
Excess tax benefits from stock-based compensation	14,871	—	—

Net cash provided (used) by financing activities	21,247	(133,476)	(10,168)

Effect of exchange rate changes on cash and cash equivalents	2,335	(233)	893
Increase (decrease) in cash and cash equivalents	96,138	(22,067)	81,620
Cash and cash equivalents at beginning of period	124,956	147,023	65,403

Cash and cash equivalents at end of period	$221,094	$124,956	$147,023

* Net (loss) income from discontinued operations	($310)	($485)	$24,282

Supplemental information on noncash investing and financing activities:

On June 7, 2006, the Company acquired Noortman Master Paintings B.V. for initial consideration of 1,946,849 shares of Sotheby’s Stock (see Note C)

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Thousands of dollars)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation Expense	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2004, as reported		$6,173	$204,567	$(78,540)	$(1,507)	$(6,039)
Adjustment, net of taxes (see Note M)			3,789	(3,789)

Balance at January 1, 2004, as restated			208,356*	(82,329)*
Comprehensive income:
Net income	$86,679			86,679
Other comprehensive income—foreign currency translation	7,128					7,128

Comprehensive income	$93,807

Stock options exercised		84	10,141
Restricted stock shares issued		117	15,286		(15,643)
Restricted stock shares forfeited		(1)	(162)		163
Amortization of restricted stock compensation expense					6,646
Shares issued to directors		1	292

Balance at December 31, 2004		6,374	233,913	4,350	(10,341)	1,089

Comprehensive income:
Net income	$61,602			61,602
Other comprehensive loss—foreign currency translation	(12,263)					(12,263)

Comprehensive income	$49,339

Repurchase of common stock		(694)	(176,422)
Adjustment to deferred tax asset valuation allowance related to stock option exercises			1,719
Stock options exercised		76	9,342
Tax benefit associated with stock option exercises			1,069
Restricted stock shares issued		34	5,919		(5,956)
Restricted shares withheld to satisfy employee tax obligations		(13)	(2,190)
Restricted stock shares forfeited		(1)	(110)
Amortization of restricted stock compensation expense					8,421
Shares issued to directors		1	357

Balance at December 31, 2005		5,777	73,597	65,952	(7,876)	(11,174)

Comprehensive income:
Net income	$107,049			107,049
Other comprehensive loss—foreign currency translation	12,841					12,841

Comprehensive income	$119,890

SFAS No. 158 transition adjustment (see Notes B and N)						(63,555)
Repurchase of common stock			(212)
Issuance of common stock in acquisition (see Note C)		195	41,180
Stock options exercised		395	66,592
Amortization of stock option expense			1,389
Elimination of deferred compensation expense upon adoption of SFAS No. 123R (see Note M)			(7,876)		7,876
Restricted stock shares issued		127	(127)
Restricted shares withheld to satisfy employee tax obligations		(22)	(5,852)
Restricted stock shares forfeited		(1)	1
Amortization of restricted stock compensation expense			13,226
Tax benefit associated with stock option exercises and the vesting of restricted stock shares			14,871
Shares issued to directors		2	258
Cash dividends declared				(12,946)

Balance at December 31, 2006		$6,473	$197,047	$160,055	$—	$(61,888)

*	As restated, see Note M.

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Business

Sotheby’s (formerly Sotheby’s Holdings, Inc. and together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world’s two largest auctioneers of authenticated fine art, antiques and decorative art, jewelry and collectibles. In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the brokering of private purchases and sales of fine art, jewelry and collectibles. The Company also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in licensing activities. (See Note D for additional information related to the composition of the Company’s segments.)

(See Note U for information related to a recapitalization transaction consummated by the Company in September 2005. See Note V for information related to the Company’s June 2006 reincorporation in the State of Delaware.)

Note B—Summary of Significant Accounting Policies

Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby’s and its wholly-owned subsidiaries, as well as those of an entity for which the Company is the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised (see Note R). Intercompany transactions and balances have been eliminated. Equity investments in which the Company has significant influence over the investee but does not have control and is not the primary beneficiary are accounted for using the equity method (see Note F).

Reclassifications—In the fourth quarter of 2006, due to the acquisition of Noortman Master Paintings B.V. (or “NMP”) (see Note C) and the resulting increase in the Company’s Dealer activities, certain activities which were previously managed and reported as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment under the oversight of an executive committee responsible for managing the Company’s portfolio of Dealer activities (see Note D). Accordingly, revenues related to such activities, which prior to this Form 10-K were classified as Auction and Related Revenues, are now reported as Dealer Revenues for all periods presented.

Prior to 2005, amounts related to the investigation by the DOJ, other governmental investigations and the related civil litigation were classified as Special Charges in the Consolidated Income Statements. The majority of such expenses was incurred prior to the first quarter of 2005. Beginning in 2005, such amounts, relating principally to settlement administration costs and legal fees, are classified within General and Administrative Expenses for all periods presented as they are no longer significant to the Company’s results. For the year ended December 31, 2006, the Company recorded a net benefit of $0.8 million in General and Administrative Expenses associated with antitrust related matters, which includes a $2.4 million benefit for the recovery of settlement administration costs related to the International Antitrust Litigation. For the years ended December 31, 2005 and 2004, antitrust related expenses were $1.1 million and $1.9 million, respectively. See Note Q for additional information on antitrust related matters.

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

Revenue Recognition (Auction and Related Revenues)—The principal components of Auction and Related Revenues are: (1) auction commission revenues, (2) private sale commissions, (3) principal activities, (4) auction expense recoveries and (5) catalogue subscription revenues. The revenue recognition policy for each of these is described below.

(1) Auction Commission Revenues—In its role as auctioneer, the Company functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses and applicable taxes. The Company’s commissions include those earned from the buyer (“buyer’s premium revenue”) and those earned from the consignor (“seller’s commission revenue”), both of which are calculated as a percentage of the hammer price of property sold at auction. Buyer’s premium and seller’s commission revenues are recognized at the time of the auction sale (i.e., when the auctioneer’s hammer falls) and are recorded net of commissions owed to third parties. Commissions owed to third parties are typically the result of the competitive environment or as a result of risk sharing arrangements, whereby the Company reduces its financial exposure under certain auction guarantees in exchange for sharing in the auction commissions with a partner. Also, in certain situations, an auction guarantee partner will assist the Company in valuing and marketing the property to be sold at auction.

(2) Private Sale Commissions—Private sale commissions are earned through the brokering of art and collectible purchases and sales and are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction.

(3) Principal Activities—Auction segment principal activities consist mainly of income or loss related to auction guarantees and gains or losses related to the sale of Auction segment inventory, as well as any decreases in the carrying value of its inventory. Auction segment inventory consists principally of objects obtained as a result of the failure of guaranteed property to sell at auction, and to a much lesser extent, objects obtained incidental to the auction process, primarily as a result of defaults by purchasers after the consignor has been paid, and the honoring of purchasers’ claims. (See Note P for additional information on auction guarantees.)

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee in the event the property does not sell, or sells for less than the minimum price, in which event the Company must fund the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. In certain instances, the sale proceeds ultimately realized by the Company exceed the amount of any prior losses recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. The Company’s share of any excess proceeds, as well as any shortfall between the sale price at auction and the amount of the auction guarantee, are recognized as principal income or loss in the period of the related auction sale.

Gains or losses on the sale of Auction inventory and loan collateral are recognized when the sale is completed, title to the property has passed to the purchaser and the Company has fulfilled its obligations with respect to the transaction. The recognition of a loss is accelerated if and when management determines that an impairment of the inventory’s value has occurred.

(4) Auction Expense Recoveries—According to the terms of certain consignment agreements, the Company has the right to recover certain direct costs of its auction services from the consignor. Such auction expense recoveries are recognized in the period of the related sale.

(5) Catalogue Subscription Revenues—Catalogue subscription revenues are earned from the sale of auction catalogues and are recognized ratably over the period of the related subscription.

Revenue Recognition (Finance Revenues)—Finance revenues consist principally of interest income earned on Notes Receivable and Consignor Advances. Such interest income is recognized when earned based on the amount of the outstanding loan and the length of time the loan was outstanding during the period. Where there is doubt regarding the ultimate collectibility of principal for impaired loans, interest income is no longer recognized and any cash receipts subsequently received are thereafter directly applied to reduce the recorded investment in the loan.

Revenue Recognition (Dealer Revenues)—Dealer Revenues consist of revenues earned from the sale of Dealer segment inventory and the Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company. Dealer inventory consists principally of property held by NMP and objects purchased for investment purposes.

Revenues earned from the sale of Dealer inventory are recognized when title to the property has passed to the purchaser and the Company has fulfilled its obligations with respect to the transaction. The recognition of a loss is accelerated if and when management determines that an impairment of the inventory’s value has occurred.

The Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company is recognized when the sale is completed and title to the underlying property passes to the purchaser.

Sales, Use and Value Added Taxes—Sales, use and value added taxes assessed by governmental authorities that are both imposed on and concurrent with revenue-producing transactions between the Company and its customers are reported on a net basis (i.e., no impact on revenues).

Direct Costs of Services—Direct Costs of Services consists largely of catalogue production and distribution costs and sale marketing costs, which are expensed at the time of sale, as well as corporate marketing expenses, which are expensed as incurred.

Stock-Based Compensation—In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements for stock options awarded to employees with an exercise price equal to the stock’s fair value on the date of grant. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company applied APB No. 25 to account for its stock-based awards. The Company historically has treated its stock options as having been granted at the stock’s fair market value on the date of grant. Consequently, under the provisions of APB No. 25, the Company did not recognize compensation expense for the cost of stock options issued to employees under its stock option plans. However, see “Review of Stock Option Granting Practices” under Note M for a discussion of a review conducted by outside legal counsel which resulted in, among other things, the use of new measurement dates for certain stock option grants.

The Company has elected to adopt the alternative transition method provided in SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

Stock-based compensation expense related to restricted stock shares issued pursuant to the Amended and Restated Restricted Stock Plan is determined based on the closing fair value of the shares issued on the business day before the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

Stock compensation expense is also recognized for the value of future restricted stock grants that are contractually guaranteed according to the terms of certain employment arrangements. The guaranteed value of such future restricted stock grants is amortized over a period beginning on the effective date of the respective employment arrangement and through the final legal vesting date of the grant.

(See Note M for additional information on the Company’s employee stock option plans and the Restricted Stock Plan.)

Earnings Per Share—Basic earnings per share is calculated by dividing net income by the weighted average number of outstanding shares of common stock. The weighted average number of shares used for calculating basic and diluted earnings per share, which excludes shares issued as contingent consideration in the acquisition of Noortman Master Paintings B.V. (see Note C), is as follows:

Year Ended December 31	2006	2005	2004
	(In millions)
Basic weighted average shares outstanding	60.3	60.7	61.9
Dilutive effect of stock options and unvested restricted stock	1.8	1.2	0.8

Diluted weighted average shares outstanding	62.1	61.9	62.7

(See Note M for information on stock options and restricted stock outstanding.)

For the years ended December 31, 2006, 2005 and 2004, there were no reconciling items between the net income used in calculating basic and diluted earnings per share.

Comprehensive Income (Loss)—SFAS No. 130, “Reporting Comprehensive Income,” requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income (loss). The Company’s Comprehensive Income includes the Net Income for the period, as well as Other Comprehensive Income (Loss), and is reported in the Consolidated Statements of Changes in Shareholders’ Equity. Other Comprehensive Income (Loss) includes principally gains and losses related to the Company’s defined benefit plans that arise during the period but are not recognized as components of net periodic pension cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (see Note N), as well as the change in the foreign currency translation adjustment during the period. Such amounts are included on a cumulative basis in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Amounts recognized in Accumulated Other Comprehensive Income (Loss) related to the Company’s defined benefit plans are adjusted as they are subsequently recognized as components of net periodic pension cost pursuant to the recognition and amortization provisions of SFAS No. 87.

Cash and Cash Equivalents—Cash equivalents are liquid investments comprised primarily of bank and time deposits and other short-term investments with maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value.

Restricted Cash—Restricted Cash principally consists of amounts or deposits whose use is restricted by either law or contract and primarily includes deposits supporting rental obligations in the United States (the “U.S.”) and Europe and net auction proceeds owed to consignors in certain non-U.S. jurisdictions.

Short-Term Investments—From time-to-time, the Company invests in money-market instruments with maturities of more than three months when purchased. These investments are classified as available-for-sale and are reflected in the Consolidated Balance Sheets at fair value, which is the equivalent of their par value.

Allowance for Doubtful Accounts—Management evaluates its allowance for doubtful accounts regularly and also evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Allowances are also established for probable losses inherent in the remainder of the accounts receivable balance.

Allowance for Credit Losses—Management evaluates its allowance for credit losses regularly and also evaluates specific loans when it becomes aware of a situation where a borrower may not be able to repay the loan. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Secured loans that may not be collectible are analyzed based on the current estimated realizable value of the collateral securing each loan, as well as the ability of the borrower to repay the loan. Reserves are established for secured loans that management believes are under-collateralized, and with respect to which the under-collateralized amount may not be collectible from the borrower. Unsecured loans are analyzed based on management’s estimate of the current collectibility of each loan, taking into account the ability of the borrower to repay the loan. A reserve is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan write-offs. (See Note E.)

Inventory—Inventory consists of property held by the Dealer and Auction segments. Dealer inventory consists principally of property held by NMP and objects purchased for investment purposes. Auction inventory consists principally of objects obtained as a result of the failure of guaranteed property to sell at auction, and to a lesser extent, objects obtained incidental to the auction process, as a result of defaults by purchasers after the consignor has been paid, and the honoring of purchasers’ claims. In situations where guaranteed property fails to sell at auction, the Company has the right to recover the minimum guaranteed amount through the future sale of the property (see Note P). Inventory is valued on a specific identification basis at the lower of cost or management’s estimate of net realizable value.

Fixed Assets—Fixed Assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leaseholds and leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the estimated useful life of the improvement. Computer software consists of the capitalized cost of purchased computer software, as well as direct external and internal computer software development costs incurred in the acquisition or development of software for internal use. These costs are amortized on a straight-line basis over the estimated useful life of the software. (See Note G.)

Goodwill—Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized, but it is tested for impairment at the reporting unit level annually (October 31 for the Company) and between annual tests if indicators of potential impairment exist. An impairment loss is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. Fair values are established using discounted cash flows. (See Note H.)

Intangible Assets—Intangible assets are amortized over their estimated useful lives unless such lives are deemed indefinite. If indicators of potential impairment exist, amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment (October 31 for the Company) and written down to fair value as required. (See Note I.)

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset’s carrying amount. In such situations, the asset is written down to the present value of the estimated future cash flows.

Valuation Allowance for Deferred Tax Assets—The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. (See Note K.)

Auction Guarantees—The liability related to the Company’s outstanding auction guarantees is recorded within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets at fair value, which is estimated based on an analysis of historical loss experience related to auction guarantees. (See Note P.)

Defined Benefit Pension Plan—The Company sponsors defined benefit pension plans for certain of its employees. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note N for detailed information on the adoption of SFAS No. 158.

Asset Retirement Obligations—In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN No. 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity.

The Company adopted FIN No. 47 effective December 2005 and accordingly recorded an after-tax charge of approximately $1.1 million ($1.6 million, pre-tax), or $0.02 per diluted share, as a cumulative effect of a change in accounting principle in the Consolidated Income Statement for the year ended December 31, 2005. This charge relates primarily to those lease agreements that require the Company to restore the underlying facilities to their original condition at the end of the leases. The Company was uncertain of the timing of payment for these asset retirement obligations; therefore a liability was not previously recognized in the financial statements under generally accepted accounting principles. On a prospective basis, this accounting change requires recognition of these costs ratably over the lease term. The adoption of FIN No. 47 initially resulted in a non-cash addition to Fixed Assets of $1 million with a corresponding increase in long-term liabilities. As of December 31, 2006 and 2005, assets recorded on the Consolidated Balance Sheet related to FIN No. 47 were $0.2 million, consisting of gross assets of $1 million less accumulated depreciation of $0.8 million, and the asset retirement obligation as of those dates was $1.8 million. In future periods, when cash is paid upon the settlement of the asset retirement obligation, the payments will be classified as a component of operating cash flow in the Consolidated Statements of Cash Flows. If the provisions of FIN No. 47 would have been applied during the periods prior to adoption, the asset retirement obligation as of December 31, 2004 would have been $1.7 million. For the year ended December 31, 2006, changes in the Company’s asset retirement obligations were as follows (in thousands of dollars):

Balance as of January 1, 2006	$1,864
Liabilities incurred	—
Liabilities settled	(140)
Accretion expense	90
Foreign currency exchange rate changes	35

Balance as of December 31, 2006	$1,849

Financial Instruments—The Company’s financial instruments include Cash and Cash Equivalents, Restricted Cash, Short-Term Investments, Notes Receivable and Consignor Advances (see Note E), Credit Facility Borrowings, Long-Term Debt, the liability for the Discount Certificates issued in connection with the settlement of certain civil litigation related to the investigation by the United States Department of Justice (the “DOJ”) and the note payable to Arcimboldo S.A. (“Arcimboldo”).

The carrying amounts of Cash and Cash Equivalents, Restricted Cash, Short-Term Investments, Notes Receivable and Consignor Advances (see Note E) and Credit Facility Borrowings (see Note J) do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments.

The fair value of the Company’s long-term debt was approximately $98 million as of December 31, 2006. This amount is based on quoted market prices. (See Note J.)

The carrying amounts of the Discount Certificate liability (see Note Q) and the note payable to Arcimboldo (see Note C) approximate their fair values.

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

At December 31, 2006, the Company had $140.8 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

As of December 31, 2006, the Consolidated Balance Sheets included a liability of $1.1 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date. As of December 31, 2005, the Consolidated Balance Sheets included an asset of $0.1 million recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and could change in the short-term.

Staff Accounting Bulletin No. 108—In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB No. 108 in the fourth quarter of 2006.

Recently Issued Accounting Standards—In July, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions; clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN No. 48 is effective for the Company in the first quarter of 2007. Management is evaluating the Company’s tax positions and assessing the impact of adopting FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued by the Company starting in 2008. Management is evaluating the impact of adopting SFAS No. 157, if any, on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of January 1, 2008. Management is evaluating the impact of adopting SFAS No. 159, if any, on the Company’s financial statements.

Note C—Acquisition

On June 7, 2006, the Company and Arcimboldo S.A. (“Arcimboldo”), a private limited liability company incorporated under the laws of Luxembourg, entered into a sale and purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Noortman Master Paintings B.V., a company incorporated under the laws of the Netherlands and a pre-eminent art dealer. The acquisition of NMP provides the Company with the opportunity to expand its dealer activities. NMP is based in Maastricht, the Netherlands. Robert C. Noortman, who was the Managing Director of NMP and sole shareholder of Arcimboldo and also guaranteed the obligations of Arcimboldo under the Purchase Agreement, died unexpectedly on January 14, 2007. Following Mr. Noortman’s death, his guarantee under the Purchase Agreement remains binding on his estate. NMP is continuing under the leadership of Mr. Noortman’s son, William. NMP’s results are included in the Company’s Consolidated Income Statements beginning on June 1, 2006.

Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration is based on the actual number of shares issued using the closing price of Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the fair value of certain restrictions on the future transfer of the Initial Consideration, as discussed in more detail below. The fair value of these restrictions was determined by an independent valuation expert. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years (as discussed in more detail below) and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of an $11.7 million payable to Sotheby’s. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the three-year term. The first payment of €2.1 million ($2.6 million) under the note payable was made on July 26, 2006. The remaining payments under the note payable are due according to the following schedule: €2 million ($2.7 million) on June 7, 2007, €4.2 million ($5.5 million) on June 7, 2008 and €4.2 million ($5.5 million) on June 7, 2009. As of December 31, 2006, the carrying value of the note payable was $12.6 million. The current portion of the note payable ($2.1 million) is recorded in the December 31, 2006 Consolidated Balance Sheet within “Accounts Payable and Accrued Liabilities.” The non-current portion of the note payable

($10.5 million) is recorded in the December 31, 2006 Consolidated Balance Sheet within “Other Liabilities.”

If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed in escrow, to be released only if NMP achieves certain targeted performance criteria specified in the Purchase Agreement during the five years following the closing of the transaction and if NMP achieves certain service criteria. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $38.99 per share on February 20, 2007, the Additional Consideration has a fair value of approximately $19 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

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

The Company, Arcimboldo and Mr. Noortman also made customary warranties and covenants in the Purchase Agreement, including certain post-closing business covenants of the Company and certain non-competition and non-solicitation covenants of Arcimboldo and Mr. Noortman for a period of five years following closing. Mr. Noortman also entered into a seven-year employment agreement with NMP, which ceased upon Mr. Noortman’s death.

In addition, the Company also has in place a key man life insurance policy of $20 million covering Mr. Noortman. The Company has filed the necessary claim forms to establish its rights under this policy.

In the fourth quarter of 2006, the Company substantially completed its valuation of the NMP assets acquired (including intangible assets) and liabilities assumed and will finalize the valuation in the first quarter of 2007. The fair value of the art-related assets acquired was estimated by a team of qualified art experts. The fair value of all other NMP assets and liabilities were estimated utilizing a number of techniques, including independent appraisals. The table below, which is presented in thousands of dollars, summarizes the allocation of the purchase price to the NMP assets acquired and liabilities assumed. The initial allocation provided in the Company’s June 30, 2006 Form 10-Q has been updated to reallocate amounts from Goodwill to Intangible Assets ($14.2 million), Inventory ($9.2 million), Fixed Assets ($2.7 million) and Other Long-Term Assets ($0.4 million) based on the completed appraisals. Additionally, in the third and fourth quarters of 2006, Deferred Tax Liabilities of $1.5 million and $5.9 million were recorded to reflect the impact of taxable temporary differences between the book and tax bases of certain acquired assets and liabilities, resulting in a corresponding increase to Goodwill. The Goodwill related to NMP is not tax deductible.

Purchase price:
Fair value of Initial Consideration	$41,374
Settlement of payable due to Sotheby’s	11,745	*
Direct acquisition costs	1,527

Total purchase price	$54,646

Allocation of purchase price:
Accounts receivable	$13,424
Inventory	56,412
Fixed assets	3,330
Prepaid expenses and other current assets	293
Other long-term assets	518
Goodwill	20,583	**
Intangible assets	14,162	***
Accounts payable and accrued liabilities	(20,395)
Other current liabilities	(1,309)
Note payable to Arcimboldo	(14,590)
Bank debt	(9,531)
Deferred tax liabilities	(7,419)
Other non-current liabilities	(832)

Total purchase price	$54,646

*	Reflects amounts due to Sotheby’s for property purchased by NMP at auction prior to the date of acquisition.

**

As a result of Mr. Noortman’s death in January 2007, Goodwill related to NMP is being tested for impairment. The Company anticipates that it will record an impairment charge in the first quarter of 2007 to reduce the carrying value of NMP’s Goodwill. The amount of such a charge could potentially be material depending on the outcome of the Company’s assessment. See Note H for additional information related to Goodwill.

***

The amount allocated to Intangible Assets relates to customer relationships ($11.1 million), trade name ($2.5 million) and a non-compete agreement ($0.6 million). As a result of Mr. Noortman’s death in January 2007, Intangible Assets related to NMP are being tested for impairment. The Company anticipates that it will record an impairment charge in the first quarter of 2007 to reduce the carrying value of NMP’s Intangible Assets. The amount of such a charge could potentially be material depending on the outcome of the Company’s assessment. See Note I for additional information related to Intangible Assets.

Note D—Segment Reporting

The Company’s continuing operations are organized under three business segments—Auction, Finance and Dealer. The Company’s discontinued real estate brokerage business, which almost entirely comprised its former Real Estate segment, is not included in this presentation. In the second quarter of 2006, management decided to continue to operate the Company’s real estate brokerage business in Australia, which had previously been reported in discontinued operations since the fourth quarter of 2004. Consequently, beginning in the second quarter of 2006, results for this business, which are not material to the Company’s Consolidated Income Statements, have been reclassified into continuing operations and are included in this presentation in All Other for all periods presented. (See Note T for further information on discontinued operations.)

The Company’s segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer, the Chief Financial Officer and the senior executives of each segment, regularly evaluates financial information about each segment in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before taxes and excluding the unallocated items highlighted below in the reconciliation of segment income (loss) to income (loss) from continuing operations before taxes.

The Auction segment is an aggregation of Auction operations in North America, Europe and Asia as they have similar economic characteristics and they are similar in service, customers and the way in which the services are provided. The Auction segment conducts auctions of fine arts, decorative arts, jewelry and collectibles in which the Company generally functions as an agent accepting property on consignment from its selling clients. In addition to auctioneering, the Auction segment is engaged in a number of related activities including the brokering of private purchases and sales of art, jewelry and other collectibles. The Finance segment provides art-related financing generally secured by works of art that the Company either has in its possession or that the Company permits the borrower to possess (see Note E). All Other primarily includes amounts related to the Company’s licensing activities and other ancillary businesses.

In the fourth quarter of 2006, due to the acquisition of NMP (see Note C) and the resulting increase in the Company’s Dealer activities, certain activities which were previously managed as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment under the oversight of an executive committee responsible for managing the Company’s portfolio of Dealer activities. Such activities include:

•	The investment in and resale of art and other collectibles directly by the Company.

•	The investment in art through unsecured loans made by the Company to unaffiliated art dealers (see Note E).

•	The activities of certain equity investees including Acquavella Modern Art (see Note F).

•

The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note R.)

In periods prior to the fourth quarter of 2006, NMP’s results were not material and were reported as part of All Other. All prior period segment information has been revised for comparability to reflect this change.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note B). Auction and Dealer segment revenues are attributed to geographic areas based on the location of the actual sale. Finance segment revenues are attributed to geographic areas based on the location of the entity that originated the loan.

The following tables present the Company’s segment information for the years ended December 31, 2006, 2005 and 2004:

Year Ended December 31, 2006	Auction	Finance	Dealer	All Other	Reconciling Item*	Total
	(Thousands of dollars)
Revenues	$631,344	$16,974	$12,776	$4,825	$(1,110)	$664,809
Interest income	$16,309	$1	$17	$7	$—	$16,334
Interest expense	$29,828	$—	$422	$110	$—	$30,360
Depreciation and amortization	$20,927	$62	$1,779	$15	$—	$22,783
Segment income	$164,962	$1,622	$1,681	$2,061	$—	$170,326
Year Ended December 31, 2005
Revenues	$496,899	$8,949	$5,131	$3,521	$(647)	$513,853
Interest income	$9,793	$—	$—	$4	$—	$9,797
Interest expense	$29,356	$—	$—	$77	$—	$29,433
Depreciation and amortization	$21,988	$62	$4	$27	$—	$22,081
Segment income (loss)	$95,342	$(274)	$4,425	$949	$—	$100,442
Year Ended December 31, 2004
Revenues	$439,526	$6,305	$3,604	$2,369	$(398)	$451,406
Interest income	$7,611	$—	$—	$13	$—	$7,624
Interest expense	$28,682	$(87)	$—	$71	$—	$28,666
Depreciation and amortization	$23,797	$—	$3	$37	$—	$23,837
Segment income	$55,398	$(634)	$7,250	$(464)	$—	$61,550

*

Represents charges between the Finance segment and the Auction segment for certain client loans. Such intercompany charges were immaterial to the Finance segment prior to the second quarter of 2006 and, therefore, were not included in Finance segment revenues. Beginning in the second quarter of 2006, such charges are being included in Finance segment revenues for all periods presented.

For the year ended December 31, 2004, the presentation of segment revenues above excludes $45.6 million in one-time license fee revenues earned in conjunction with the consummation of the Realogy License Agreement (see Note T). Ongoing license fees earned during the term of the Realogy License Agreement are reflected in All Other.

The table below presents a reconciliation of segment income before taxes to income from continuing operations before taxes for years ended December 31, 2006, 2005 and 2004:

Year Ended December 31	2006	2005	2004
	(Thousands of dollars)
Auction	$164,962	$95,342	$55,398
Finance	1,622	(274)	(634)
Dealer	1,681	4,425	7,250
All Other	2,061	949	(464)

Segment income before taxes	$170,326	$100,442	$61,550
Unallocated amounts and reconciling items:
Credit facility termination costs (a)	—	(3,069)	—
One-time license fee revenue and related costs (b)	—	—	43,489
Antitrust related benefit (expense) (c)	806	(1,127)	(1,928)
Amortization of interest related to Antitrust matters (d)	(2,679)	(3,988)	(4,885)
Retention costs	—	—	(285)
Net restructuring charges	—	—	(146)
Equity in earnings of investees (e)	(2,670)	(1,276)	(1,138)

Income from continuing operations before taxes	$165,783	$90,982	$96,657

(a)

Represents a $1 million termination fee and the write-off of approximately $2.1 million in arrangement fees and other direct costs related to the termination of the Company’s senior secured credit agreement with General Electric Capital Corporation (see Note J).

(b)

Represents one-time license fee revenues earned in conjunction with the consummation of the Realogy License Agreement (approximately $45.6 million) and the related transaction costs ($2.2 million), which are not allocated to the Company’s operating segments (see Note T).

(c)

Represents amounts related to antitrust matters consisting principally of settlement administration costs and legal fees, which are classified within General and Administrative Expenses. For the year ended December 31, 2006, the amount reflected in this caption includes a $2.4 million benefit for the recovery of settlement administration expenses related to the International Antitrust Litigation (see Note Q).

(d)	Represents the amortization of interest charges related to the DOJ antitrust fine and certain related civil litigation (see Note Q).

(e)

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in income before taxes for the Dealer segment, but are presented net of taxes below Income from Continuing Operations Before Taxes in the Consolidated Income Statements.

The table below presents other reconciling items related to the Company’s segment information for the years ended December 31, 2006, 2005 and 2004:

Year Ended December 31, 2006	Segment Totals	Reconciling Items		Consolidated Total
	(Thousands of dollars)
Interest income	$16,334	$(10,443	)(a)	$5,891
Interest expense	$30,360	$2,679	(b)	$33,039
Year Ended December 31, 2005
Interest income	$9,797	$(4,114	)(a)	$5,683
Interest expense	$29,433	$3,988	(b)	$33,421
Year Ended December 31, 2004
Interest income	$7,624	$(4,340	)(a)	$3,284
Interest expense	$28,666	$4,885	(b)	$33,551

(a)	Represents the elimination of interest charged by Auction to Finance for funding Finance’s loan portfolio.

(b)	Represents the amortization of interest charges related to the DOJ antitrust fine and certain related civil litigation (see Note Q).

The table below presents information concerning revenues from continuing operations for geographical areas for the years ended December 31, 2006, 2005 and 2004:

Year Ended December 31	2006	2005	2004
	(Thousands of dollars)
United States:
Auction	$294,042	$201,430	$190,641
Finance	8,211	4,650	3,953
Dealer	7,118	5,131	3,604
All Other	3,124	2,140	878

Sub-total	312,495	213,351	199,076

United Kingdom:
Auction	222,088	189,606	167,379
Finance	8,505	4,113	2,191
All Other	869	541	700

Sub-total	231,462	194,260	170,270

China:
Auction	40,268	32,793	23,306
Finance	230	98	39

Sub-total	40,498	32,891	23,345

Other Countries:
Auction (a)	74,946	73,070	58,200
Finance	28	88	122
Dealer	5,658	—	—
All Other	832	840	791

Sub-total	81,464	73,998	59,113

One-time License fee revenue (b)	—	—	45,650
Reconciling item:
Intercompany revenue earned by Finance from Auction	(1,110)	(647)	(398)

Total	$664,809	$513,853	$497,056

(a)	No other individual country exceeds 5% of total revenues for any of the periods presented.

(b)	Represents one-time license fee revenues earned in conjunction with the consummation of the Realogy License Agreement, which are not allocated to the Company’s operating segments (see Note T).

The table below presents assets for the Company’s segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2006 and 2005:

December 31	2006	2005
	(Thousands of dollars)
Auction	$1,066,089	$815,352
Finance	178,548	148,576
Dealer	156,710	35,626
All Other	1,050	110

Total segment assets	1,402,397	999,664
Unallocated amounts:
Deferred tax assets	74,768	61,088

Consolidated assets	$1,477,165	$1,060,752

Note E—Receivables

Accounts Receivable—In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses and applicable taxes. The amounts billed to buyers are recorded as Accounts Receivable in the Consolidated Balance Sheets. Under the standard terms and conditions of the Company’s auction sales, the Company is not obligated to pay consignors for items that have not been paid for by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at a future auction or negotiate a private sale.

In certain situations, under negotiated contractual arrangements or when the buyer takes possession of the property before payment is made, the Company is liable to the consignor for the net sale proceeds whether or not the buyer makes payment. As of December 31, 2006 and 2005, Accounts Receivable included approximately $103.1 million and $180.1 million, respectively, of such amounts due from buyers. As of December 31, 2006, substantially the entire amount outstanding at December 31, 2005 had been collected. As of February 16, 2007, approximately $59.5 million of the amount outstanding at December 31, 2006 had been collected. Management believes that adequate allowances have been established to provide for potential losses on any uncollected amounts.

Notes Receivable and Consignor Advances—The Company provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The majority of the Company’s secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of December 31, 2006, such loans totaled $90.9 million and represented 44% of net Notes Receivable and Consignor Advances. The property related to such loans had a low auction estimate of approximately $149.5 million. The Company’s loans are predominantly variable interest rate loans.

The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $2.1 million and $0.6 million at December 31, 2006 and 2005, respectively.

In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. The total of all such unsecured loans was $1.9 million and $0.3 million at December 31, 2006 and 2005, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At December 31, 2006, three term loans issued to the same borrower, totaling $58.9 million, comprised in the aggregate approximately 28% of the net Notes Receivable and Consignor Advances balance.

As of December 31, 2006 and 2005, Notes Receivable and Consignor Advances consists of the following:

	2006	2005
	(Thousands of dollars)
Current:
Consignor advances	$47,974	$21,596
Term loans	105,250	64,468

Sub-total	153,224	86,064

Non-current:
Consignor advances	5,400	1,925
Term loans	51,074	54,753

Sub-total	56,474	56,678

Notes receivable and consignor advances	209,698	142,742
Allowance for credit losses	(1,154)	(792)

Notes receivables and consignor advances (net)	$208,544	$141,950

The weighted average interest rates charged on Notes Receivable and Consignor Advances were 8.2%, 6.8% and 5.9% for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006 and 2005, Notes Receivable and Consignor Advances includes employee loans of $0.6 million and $0.4 million, respectively. For the years ended December 31, 2006 and 2005, the weighted average interest rates charged on these loans were 9.7% and 8.1%, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances during 2006 and 2005 were as follows:

	2006	2005
	(Thousands of dollars)
Allowance for credit losses at January 1	$792	$1,759
Change in loan loss provision	423	(935)
Write-offs	(99)	—
Foreign currency exchange rate changes	38	(32)

Allowance for credit losses at December 31	$1,154	$792

Note F—Investments

On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation (“Matisse”) for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the “Matisse Inventory”). Upon consummation of the purchase, the Company entered into an agreement with Acquavella Contemporary Art, Inc. (“ACA”) to form Acquavella Modern Art (“AMA”), a partnership through which the Matisse Inventory would be sold. The Company contributed the Matisse Inventory to AMA in exchange for a 50% interest in the partnership. Although the original term of the AMA partnership agreement was for ten years and was due to expire in 2000, it has been renewed on an annual basis since then.

The Company does not control AMA and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment in AMA and records its share of AMA’s earnings or losses, net of taxes, within Equity in Earnings of Investees in the Consolidated Income Statements. The Company’s 50% interest in the net assets of AMA is included in Investments in the Consolidated Balance Sheets. The carrying value of the Company’s investment in AMA totaled $20.3 million and $23.5 million as of December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company’s share of AMA’s earnings, net of taxes, was $1.4 million, $0.5 million and $0.5 million, respectively.

Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist almost entirely of the Matisse Inventory. At December 31, 2006, the carrying value of this inventory was $64.2 million.

To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of December 31, 2006 and 2005, no such amounts were outstanding. Additionally, from time-to-time, the Company transacts with the principal shareholder of ACA in the normal course of its business.

As of December 31, 2006 and 2005, the carrying value of the Company’s investment in another affiliate was $2.8 million and $2.4 million, respectively. The Company does not control this affiliate and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment. For the years ended December 31, 2006, 2005 and 2004, the Company’s share of this affiliate’s earnings, net of taxes, was $0.2 million, $0.3 million and $0.2 million, respectively.

Note G—Fixed Assets

As of December 31, 2006 and 2005, Fixed Assets consisted of the following:

December 31	2006	2005
	(Thousands of dollars)
Land	$7,776	$6,340
York Property capital lease	173,866	173,866
Buildings and building improvements	8,040	4,914
Leasehold improvements	72,352	64,222
Computer hardware and software	60,612	59,438
Furniture, fixtures and equipment	54,679	49,299
Construction in progress	6,157	1,293
Other	1,758	1,713

	385,240	361,085
Less: accumulated depreciation and amortization	(158,718)	(135,651)

Total	$226,522	$225,434

On February 7, 2003, the Company completed the sale of its headquarters building at 1334 York Avenue in New York, New York (the “York Property”) and leased it back from the buyer for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term. According to the terms of the lease, if the landlord desires to sell the York Property, notice shall be given to the Company by the landlord of such proposed sale and a statement of the proposed purchase price and the proposed closing date for the transaction (the “Landlord’s Offer”). Upon receipt of such notice, the Company has thirty days to accept or reject the Landlord’s Offer. If accepted, the Company would purchase the York Property at the proposed purchase price. In February 2007, the Company was advised that the landlord of the York Property intends to market and sell the York Property. Management is currently assessing its rights and options with respect to the York Property.

Included in Accumulated Depreciation and Amortization above is $33.9 million and $25.3 million as of December 31, 2006 and 2005, respectively, related to the York Property capital lease. The sale of the York Property resulted in a deferred gain of approximately $23 million, which is being amortized on a straight-line basis against Depreciation and Amortization Expense over the initial 20- year lease term (see Note L).

Note H—Goodwill

The Company has Goodwill in its Auction and Dealer segments. The Goodwill in the Dealer segment is solely attributable to NMP, which was acquired on June 7, 2006 (see Note C). The Company completed its annual impairment test and concluded that its Goodwill was not impaired as of October 31, 2006. For the years ended December 31, 2006 and 2005, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	2006			2005
	Auction	Dealer	Total	Auction	Dealer	Total
Balance as of January 1	$13,447	$—	$13,447	$13,753	$—	$13,753
Goodwill acquired (see Note C)	—	20,583	20,583	—	—	—
Foreign currency exchangerate changes	213	466	679	(306)	—	(306)

Balance as of December 31	$13,660	$21,049	$34,709	$13,447	$—	$13,447

Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William. As a result of Mr. Noortman’s death, Goodwill related to NMP is being tested for impairment. The Company anticipates that it will record an impairment charge in the first quarter of 2007 to reduce the carrying value of NMP’s Goodwill. The amount of such a charge could potentially be material depending on the outcome of the Company’s assessment.

Note I—Intangible Assets

As discussed in Note C, on June 7, 2006, the Company acquired NMP. In conjunction with the purchase price allocation, management assigned approximately $14.2 million to acquired intangible assets. As of December 31, 2006, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Thousands of dollars)
Indefinite lived intangible assets:
Trade name	$2,502

Amortizable intangible assets:
Customer relationships (a)	$11,376	$1,658	$9,718
Non-compete agreement (b)	605	45	560

Total	$11,981	$1,703	$10,278

(a)	Amortized over a useful life of four years.

(b)	Amortized over a useful life of eight years.

Amortization expense related to Intangible Assets for the year ended December 31, 2006, which is included in Depreciation and Amortization Expense in the Company’s Consolidated Income Statement, totaled $1.7 million. As of December 31, 2006, the remaining $10.3 million of acquired intangible assets have a weighted-average useful life of approximately 3.6 years. Based on the December 31, 2006 carrying values and subject to the impairment test discussed below, amortization expense related to the customer relationships is expected to be approximately $2.8 million in each of 2007, 2008, and 2009 and $1.3 million in 2010.

Robert Noortman, Managing Director of NMP, died unexpectedly on January 14, 2007. As a result, the remaining unamortized intangible asset of $0.6 million relating to Mr. Noortman’s non- compete agreement will be expensed in the first quarter of 2007, while the intangible assets relating to the trade name and customer relationships of $2.5 million and $9.7 million, respectively, are being tested for impairment. The Company anticipates that it will record an impairment charge in the first quarter of 2007 to reduce the carrying value of NMP’s Intangible Assets. The amount of such a charge could potentially be material depending on the outcome of the Company’s assessment. (See Note C.)

Note J—Credit Arrangements

Bank Credit Facilities—On September 7, 2005, in connection with the Transaction discussed in Note U, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million.

The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the U.K. (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of December 31, 2006, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available and borrowing base under the BofA Credit Agreement was $275.2 million.

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

Borrowings under the BofA Credit Agreement were used to finance in part the Transaction and related expenses (see Note U) and are also available to provide ongoing working capital and for other general corporate purposes of the Company. The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (ii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments, if any, must be paid solely out of 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis (see Note M). The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants.

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the years ended December 31, 2006 and 2005, the weighted average interest rates incurred by the Company on outstanding borrowings under the BofA Credit Agreement were approximately 7% and 6.3%, respectively. For the year ended December 31, 2004, the weighted average interest rate incurred by the Company on outstanding borrowings under its previous credit facility was approximately 6.3%.

The Company paid underwriting, structuring and amendment fees of $2.8 million related to the BofA Credit Agreement, which are being amortized on a straight-line basis to interest expense over the term of the facility.

As a result of the termination of its previous senior secured credit agreement, in the third quarter of 2005, the Company incurred a $1 million termination fee and wrote off approximately $2.1 million in arrangement fees and other direct costs related to the GE Capital Credit Agreement, which were previously being amortized over the term of the agreement. These charges are combined and reflected as a separate caption in the Consolidated Income Statement for the year ended December 31, 2005.

Senior Unsecured Debt—In February 1999, the Company issued a tranche of long-term debt securities (defined above as the “Notes”), pursuant to the Company’s $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% with interest payments due semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants. As of December 31, 2006, aggregate principal and interest payments due under the Notes are as follows (in thousands):

2007	$6,875
2008	6,875
2009	102,865

Total future principal and interest payments	$116,615

Interest Expense—For the years ended December 31, 2006, 2005 and 2004, interest expense consisted of the following:

Year Ended December 31	2006	2005	2004
	(Thousands of dollars)
Senior secured credit facility:
Interest expense on outstanding borrowings	$1,787	$1,513	$298
Amortization of amendment and arrangement fees	568	844	1,114
Commitment fees	707	851	869

Sub-total	3,062	3,208	2,281

Interest expense on York Property capital lease obligation (see Note L)	17,826	17,899	17,911
Interest expense on long-term debt	6,965	6,959	6,952
Amortization of discount related to antitrust matters (see Note Q)	2,679	3,988	4,885
Other interest expense	2,507	1,367	1,522

Total	$33,039	$33,421	$33,551

Other interest expense principally relates to interest accrued on the obligations under the Sotheby’s, Inc. Benefit Equalization Plan and its successor, the Sotheby’s, Inc. 2005 Benefit Equalization Plan, which were unfunded deferred compensation plans available to certain U.S. officers of the Company through December 31, 2006 (see Note N).

Interest Paid—For the years ended December 31, 2006, 2005 and 2004, interest paid totaled $28.1 million, $29.2 million and $29 million, respectively. Interest paid consists of cash payments related to the Company’s credit facility borrowings (including interest and fees) and long-term debt securities, as well as the portion of lease payments for the York Property capital lease obligation related to interest.

Note K—Income Taxes

For the years ended December 31, 2006, 2005 and 2004, the significant components of income tax expense (benefit) from continuing operations consist of the following:

Year Ended December 31	2006	2005	2004
	(Thousands of dollars)
Income (loss) from continuing operations before taxes:
Domestic	$32,456	$(13,217)	$27,763
Foreign	133,327	104,199	68,894

Total	$165,783	$90,982	$96,657

Income tax expense—current:
Federal and state	$4,043	$4,505	$1,515
Foreign	32,660	15,332	10,270

Sub-total	36,703	19,837	11,785

Income tax expense (benefit)—deferred:
Federal and state	22,341	(2,375)	9,216
Foreign	1,006	11,132	13,999

Sub-total	23,347	8,757	23,215

Total	$60,050	$28,594	$35,000

For the years ended December 31, 2006, 2005 and 2004, income tax expense related to the Company’s equity in earnings of investees was approximately $1 million, $0.4 million and $0.4 million, respectively.

The components of deferred income tax assets and liabilities are disclosed below:

December 31	2006	2005
	(Thousands of dollars)
Deferred Tax Assets:
Asset provisions and accrued liabilities	$41,285	$33,847
Pension obligations	18,249	—
Capital lease obligation	73,079	73,076
Tax loss and credit carryforwards	30,347	49,412
Difference between book and tax basis of depreciable and amortizable assets	1,683	—

Sub-total	164,643	156,335
Valuation allowance	(29,147)	(24,885)

Total deferred tax assets	135,496	131,450

Deferred Tax Liabilities:
Difference between book and tax basis of depreciable and amortizable assets	56,382	52,522
Step up of acquired assets	2,586	—
Pension obligations	—	8,095
Basis difference in equity method investments	8,391	9,787

Total deferred tax liabilities	67,359	70,404

Total	$68,137	$61,046

The Company has deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $28.4 million that begin to expire in 2008. In addition, at December 31, 2006 the Company has alternative minimum tax credits of $1.9 million being carried forward indefinitely.

The Company provided a valuation allowance for certain deferred tax assets primarily related to state, federal and foreign losses of $29.1 million and $24.9 million at December 31, 2006 and 2005, respectively. In 2005, the valuation allowance decreased from 2004 by $8.9 million, primarily due to the reversal of allowances related to federal and foreign net operating loss carryforwards. During

2006, the valuation allowance increased by $4.2 million due to changes in the state deferred tax assets. The changes in the valuation allowance resulted from management’s evaluation of the utilization of state, federal and foreign operating losses. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies.

During 2006, the Company recorded excess tax benefits associated with the exercise of stock options and the vesting of restricted stock of $14.9 million to Additional Paid-in Capital. In 2005, the equivalent was $1.3 million.

The effective rate from continuing operations varied from the statutory rate as follows:

Year Ended December 31	2006	2005	2004
Statutory federal income tax rate	35.00%	35.00%	35.00%
State and local taxes, net of federal tax benefit	0.03%	0.57%	(2.42%)
Foreign taxes at rates different from U.S. rates	(8.85%)	(8.48%)	(2.11%)
Deemed income from foreign subsidiaries, net	8.08%	5.42%	—
Valuation allowance	—	(7.88%)	3.26%
Foreign earnings repatriation	—	4.35%	—
Other	1.96%	2.45%	2.48%

Effective income tax rate	36.22%	31.43%	36.21%

The Company’s consolidated financial statements do not provide U.S. taxes on undistributed earnings of certain foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. Income taxes have not been provided on a cumulative total of $119.9 million and $91.6 million of such earnings at December 31, 2006 and 2005, respectively. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

On November 7, 2005, after approval by the Company’s Chief Executive Officer, the Board of Directors approved a plan to repatriate foreign earnings in accordance with the temporary repatriation incentive under the American Jobs Creation Act of 2004 (the “AJCA”). The amount repatriated was $72.4 million. The Company recorded a tax charge and related tax liability of $3.8 million in 2005. Repatriated funds have been used for capital and leased asset investments.

Total net income tax payments related to the Company’s continuing operations during 2006, 2005 and 2004 were $24.3 million, $20.4 million and $7.8 million, respectively.

(See Notes C, N and O.)

Note L—Lease Commitments

Capital Lease—On February 7, 2003, the Company sold the York Property (see Note G) and leased it back from the buyer for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease. Under the lease agreement, rental payments escalate 7% every three years during the initial term.

The following is a schedule, by year, of the future minimum lease payments due under the York Property capital lease, together with the present value of the future minimum lease payments as of December 31, 2006 (in thousands of dollars):

2007	$19,287
2008	19,287
2009	20,613
2010	20,637
2011	20,637
Thereafter	269,209

Total future minimum lease payments	369,670
Less: amount representing interest	199,065

Present value of future minimum lease payments	$170,605

In addition to the lease payments above, under the terms of the York Property capital lease, the Company is required to pay real estate taxes and operating costs related to the premises.

Operating Leases—The Company also conducts business on premises leased in various locations under long-term operating leases expiring through 2060. For the years ended December 31, 2006, 2005 and 2004, net rental expense under operating leases was as follows:

Year Ended December 31	2006	2005	2004
	(Thousands of dollars)
Continuing operations	$13,655	$13,611	$13,090
Discontinued operations (see Note T)	—	—	827

Total	$13,655	$13,611	$13,917

Future minimum lease payments under non-cancelable operating leases in effect at December 31, 2006 are as follows (in thousands of dollars):

2007	$15,718
2008	13,440
2009	10,351
2010	6,098
2011	4,128
Thereafter	33,266

Total future minimum lease payments	$83,001

Future minimum lease payments exclude minimum sublease rental receipts of $6 million owed to the Company in the future under non-cancelable subleases.

In addition to the lease payments above, under the terms of certain leases, the Company is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

Note M—Shareholders’ Equity and Share-Based Payments

Common Stock—The principal U.S. market for the Company’s common stock is the New York Stock Exchange (the “NYSE”). Each share of common stock is entitled to one vote. (See Note U for information related to a recapitalization transaction consummated by the Company in September, 2005. See Note V for information related to the Company’s June 2006 reincorporation in the State of Delaware.)

Preferred Stock—In addition to the common stock outstanding, the Company has the authority to issue 50 million shares of no par value Preferred Stock. No such shares were issued and outstanding as of December 31, 2006 and 2005.

Dividends—On each of August 2 and November 2, 2006, the Company’s Board of Directors declared quarterly dividends on its common stock of $0.10 per share totaling approximately $6.4 million and $6.5 million, respectively. The dividend declared on August 2, 2006 was paid on September 15, 2006. The dividend declared on November 2, 2006 was paid on December 15, 2006. On February 27, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.5 million), to be paid on March 15, 2007 to shareholders of record on February 28, 2007. (See Note J for information on financial covenants contained in the BofA Credit Agreement related to dividend payments.)

Share-Based Payments—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which resulted in no compensation expense recorded in the financial statements related to the issuance of stock option awards to employees with an exercise price equal to the stock’s fair value on the date of grant. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company is required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company applied APB No. 25 to account for its stock-based awards. The Company historically has treated its stock options as having been granted at the stock’s fair market value on the date of grant. Consequently, under the provisions of APB No. 25, the Company did not recognize compensation expense for the cost of stock options issued to employees under its stock option plans. However, see “Review of Stock Option Granting Practices” below for a discussion of a review conducted by outside legal counsel which resulted in, among other things, the use of new measurement dates for certain stock option grants.

The Company has elected to adopt the alternative transition method provided in SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Award,” for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

For the years ended December 31, 2005 and 2004, the Company only recorded stock-based compensation expense for restricted stock, totaling $8.3 million and $6.6 million, respectively, for those periods. Subsequent to the adoption of SFAS No. 123R, for the year ended December 31, 2006, the Company recorded stock compensation expense for the cost of stock options and restricted stock of $15.8 million ($10.7 million after tax or $0.17 per diluted share). In recent years, the Company’s equity compensation strategy has evolved towards a preference for restricted stock as opposed to stock options.

The following table details the effect on net income and earnings per share had compensation expense for all employee share-based awards been recorded for the years ended December 31, 2005 and 2004 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the year ended December 31, 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. The amounts for the year ended December 31, 2006 are included in the table below only to provide the detail for a comparative presentation to the comparable periods in 2005 and 2004.

Year Ended December 31	2006	2005	2004
	(Thousands of dollars, except per share data)
Net income, as reported	$107,049	$61,602	$86,679
Add: Stock-based employee compensation expenseincluded in reported net income, net of tax effects	10,652	5,701	4,240
Deduct: Total stock-based employee compensationexpense determined under fair value based method for all awards, net of tax effects	(10,652)	(7,288)	(6,158)

Pro forma net income	$107,049	$60,015	$84,761

Earnings per share:
Basic earnings per share, as reported	$1.77	$1.01	$1.40

Basic earnings per share, pro forma	$1.77	$0.99	$1.37

Diluted earnings per share, as reported	$1.72	$1.00	$1.38

Diluted earnings per share, pro forma	$1.72	$0.97	$1.35

For the year ended December 31, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $1.4 million ($0.9 million after tax or $0.01 per diluted share), for the cost of stock options related to the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”) that otherwise would not have been recognized. For the year ended December 31, 2006, stock-based compensation expense for restricted stock of $14.4 million ($9.7 million after tax or $0.16 per diluted share), would have been recognized in 2006 regardless of the adoption of SFAS No. 123R. In addition, in connection with the adoption of SFAS No. 123R, for the year ended December 31, 2006, net cash provided by operating activities decreased and net cash provided by financing activities increased by approximately $14.9 million related to the classification of excess tax benefits from stock-based payment arrangements.

Stock Options—Stock options issued pursuant to the 1997 Stock Option Plan are exercisable into authorized but unissued shares of the Company’s common stock. Stock options generally expire ten years after the date of grant. Stock options granted pursuant to the 1997 Stock Option Plan generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options granted on or after April 29, 1997 vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). In March 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an amendment to the 1997 Stock Option Plan whereby the maximum amount of shares reserved for issuance under this plan was reduced by approximately 7 million shares to 7.9 million shares. This amendment is consistent with the evolution of the Company’s equity compensation strategy towards a preference for restricted stock as opposed to stock options and was made in conjunction with shareholder approval of a 4.5 million increase in the number of shares of common stock authorized for issuance under the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”). On May 8, 2006, the Restricted Stock Plan was approved. As of December 31, 2006, the number of shares of common stock authorized for issuance under the 1997 Stock Option Plan was 7.9 million shares, of which 0.5 million shares were available for issuance. (See “Restricted Stock” for a more detailed discussion of the Restricted Stock Plan.)

In January 2002, the Company granted 1.6 million stock options pursuant to the 1997 Stock Option Plan which were due to vest on the earlier of one year from the date of grant or on the day after the market price of the common stock closed at or above $30 per share for ten consecutive trading days. These stock options vested in January 2003 as the market price of the common stock did not close at or above $30 per share for ten consecutive trading days during the one-year period after the date of grant. Such options expired on January 30, 2007.

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

In June 2004 and August 2004, the Company granted 140,000 and 100,000 stock options, respectively, pursuant to the 1997 Stock Option Plan. These stock options were granted at an exercise price equal to the fair market value of the common stock at the date of grant and expire ten years after the date of grant. The stock options granted in June 2004 vested and became exercisable ratably after each of the first and second years following the date of grant pursuant to the terms of an employment agreement. The stock options granted in August 2004 vest and become exercisable ratably after each of the first, second, third and fourth years following the date of grant.

In 2005, the Company granted 136,500 stock options pursuant to the 1997 Stock Option Plan. These stock options, which were granted at an exercise price equal to the fair market value of the common stock at the date of grant, vested on June 30, 2006 pursuant to the terms of an employment agreement and expire ten years after the date of grant.

Included in the Company’s stock compensation expense for the year ended December 31, 2006 is the cost related to the unvested portion of stock options granted in 2001 and from 2003 to 2005.

The stock options granted before 2001 and those granted in 2002 were fully vested as of the beginning of 2006. No stock options were granted in 2006.

Changes in the number of stock options outstanding during the year ended December 31, 2006 were as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2006	6,172	$16.51
Options canceled	(4)	$25.84
Options expired	(2)	$14.75
Options exercised	(3,947)	$17.01

Balance at December 31, 2006	2,219	$15.65

Options Exercisable at December 31, 2006	1,968	$16.36

The total intrinsic value for stock options exercised during 2006, 2005 and 2004 was approximately $38.4 million, $4.2 million and $4.1 million, respectively. The weighted-average grant date fair value for the stock options granted in 2005 and 2004 was $6.03 and $6.84, respectively.

The Company expects its remaining unvested stock options to vest.

The fair value of stock options granted in 2005 and 2004 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the 2005 and 2004 grants was estimated using historical exercise behavior taking into consideration the shorter-than-normal vesting period. Expected volatility was based on historical volatility for a period approximately equal to the stock option’s expected life. No dividend yield was factored into the Black-Scholes valuation for the stock options granted in 2005 and 2004 due to the fact that the Company had not declared a dividend during the period 1999 to August 1, 2006.

	2005	2004
Dividend yield	—	—
Expected volatility	44.0%	47.9%
Risk-free rate of return	3.9%	3.8%
Expected life	4.5 years	4.5 years

The following table summarizes additional information about stock options outstanding as of December 31, 2006 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding	2,219	4.5 years	$34,077
Options Exercisable	1,968	4.3 years	$28,850

For the year ended December 31, 2006, the amount of cash received from the exercise of stock options was approximately $67 million and the related tax benefit was $12 million.

Review of Stock Option Granting Practices—In June through November 2006, at the request of the Company’s Chief Executive Officer, outside legal counsel conducted a review of the Company’s stock option granting practices from 1995 through the present to determine whether any backdating of stock options had occurred. This request was not made because of any knowledge or belief that there were any improprieties in the Company’s stock option granting practices, but because of the publicity that had been given to this subject in relation to other companies. Counsel concluded and management concurred that there was no evidence of intentional wrongdoing by any of the Company’s Named Executive Officers (as defined by the SEC) or by any other director or employee of the Company. However, it was concluded that, in a number of instances in 2002 and in prior years, the Company had used an incorrect measurement date under Accounting Principles Board Opinion No. 25, “Accounting for Stock Options” (“Opinion 25”), in accounting for certain of its stock option grants because on the date of such grants, the number of shares that particular individuals were entitled to receive was not finalized or the number of options allocated to certain recipients was changed after the award approval date. Based on the results of counsel’s review, management concluded that the measurement dates for these awards should be revised.

The Company has determined that from the first quarter of 1996 through 2004, it had certain unrecorded non-cash stock compensation charges associated with its stock option plans. The amount of aggregate unrecorded non-cash stock compensation expense, which the Company should have recorded in prior periods as a component of Salaries and Related Costs, is approximately $6 million pre-tax and approximately $4 million after-tax. The Company determined, however, that the charges from 1996 through 2004 were not material to its consolidated financial statements in any of the periods to which such charges related.

Management has, however, concluded that the aggregate amount of unrecorded stock compensation expense related to these stock options would be material, if recorded, to the fourth quarter of 2006. As a result, the Company has restated its financial statements for prior periods and recorded an adjustment of approximately $3.8 million to Retained Earnings and Additional Paid-in Capital as of January 1, 2004, which is reflected in the accompanying Consolidated Statements of Changes in Shareholders’ Equity. This adjustment represents the cumulative effect on an after tax basis of the adjustment relating to the non-cash stock compensation charges discussed above related to years 1999 to 2003. The impact of these unrecorded amounts is presented in the chart below. The impact of the adjustments related to 2004 and years prior to 1999 is inconsequential. In addition, there was no impact on total cash flows from operating, investing or financing activities within the Consolidated Statements of Cash Flows for any of the years presented nor was there any impact on any interim periods within 2005 or 2006.

Year Ended December 31	1999	2000	2001	2002	2003	Total
	(Thousands of dollars)
Stock compensation adjustment, pre-tax	$1,584	$1,924	$1,376	$776	$282	$5,942
Tax effect	586	608	590	279	90	2,153

Stock compensation adjustment, net of tax effect	$998	$1,316	$786	$497	$192	$3,789*

*	Adjustment to December 31, 2004 beginning retained earnings.

Restricted Stock—In February 2003, the Compensation Committee approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company’s capital structure following completion of the recapitalization transaction described in Note U. The purpose of the Restricted Stock Plan is to enable the Company to retain valued employees and to continue to attract the finest executives.

The Restricted Stock Plan provides for the issuance of restricted shares of common stock to eligible employees, as determined by the Compensation Committee. In making such selections, the Compensation Committee may take into account the nature of the services rendered by such employees, their present and potential contributions to the Company’s success, and such other factors as the Compensation Committee in its discretion shall deem relevant.

Restricted stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Holdings, Inc. Executive Bonus Plan (the “EBP”) vest ratably over a three-year period and restricted shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the satisfaction of certain performance or market-based criteria (as discussed in more detail below), as well as continued employment during the vesting periods. Prior to vesting, participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. On May 8, 2006, the Company’s shareholders approved an amendment and restatement of the Restricted Stock Plan whereby the maximum amount of restricted stock that may be issued under the Restricted Stock Plan was increased by 4.5 million shares to 6.5 million shares. As of December 31, 2006, the maximum amount of restricted stock which may be issued from the

Company’s authorized but unissued or reacquired shares of common stock was 6.5 million shares, of which 3.9 million shares remained available for future grants.

Also, in February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004. As a result of the Exchange Offer, approximately 5.6 million stock options were cancelled and 1.1 million shares of restricted stock were issued. The restricted shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company’s common stock on the dates of grant. For the years ended December 31, 2006, 2005 and 2004, the Company recognized stock compensation expense of $2.5 million, $4.6 million and $5.5 million related to the Exchange Offer, respectively. The cash payment made in conjunction with the Exchange Offer was approximately $2.2 million and was expensed in full upon acceptance of the offer on March 31, 2004.

In addition to restricted stock issued in conjunction with the Exchange Offer, the Company issued 375,697 shares and 120,000 shares of restricted stock with fair values of $6.2 million and $1.6 million during 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense of $2.5 million, $3.7 million and $1.1 million, respectively, related to these restricted stock grants. A small portion of these restricted shares were granted pursuant to a three-year employment agreement and vested on June 30, 2006.

In February 2005, the Compensation Committee approved the adoption of the EBP, effective retroactively to January 1, 2005. The EBP was approved by a vote of shareholders on May 4, 2005. The EBP provides for the issuance of restricted stock, generally governed by the Restricted Stock Plan, and cash awards based on satisfaction of objective performance criteria set by the Compensation Committee. Restricted shares issued pursuant to the EBP vest ratably after each of the first, second and third years following the date of grant. In February 2006, the Compensation Committee approved the issuance of 201,621 shares of restricted stock with a fair value of $4.1 million pursuant to the EBP. For the year ended December 31, 2006, the Company recognized compensation expense of $2.3 million related to this restricted stock grant.

On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, the Company agreed to grant William F. Ruprecht, the Company’s President and Chief Executive Officer, a one time award of 300,000 shares of restricted stock that will only vest and create value for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain objective performance or market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income. Additionally, as he had in the past three years under his previous employment agreement, Mr. Ruprecht received a 2006 equity award of restricted stock. This award of 78,785 restricted shares, which was received on March 31, 2006, had a fair market value equal to $2.1 million on the date of grant and will vest in equal annual installments over four years. Mr. Ruprecht is no longer eligible to participate in the EBP, but instead, beginning in 2007, will be entitled to a restricted stock award in each year, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the value of which will be determined largely based on the extent to which the performance criteria for the EBP have been satisfied. The Company recognized stock compensation expense of $3.8 million in 2006 related to Mr. Ruprecht’s employment arrangement.

Pursuant to certain employment arrangements agreed to in the third quarter of 2006 with certain senior executives, the Company granted 427,531 shares of restricted stock that will only vest and create value for the grantees at the end of the third and fifth years of the employment arrangements, and only if certain objective performance or market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income. The Company recognized compensation expense of $1.6 million in 2006 related to this grant of Restricted Stock.

In addition to the grants discussed above, the Company also issued 258,818 shares of restricted stock in 2006 with a fair value of $6.6 million that will vest ratably after each of the first, second, third and fourth years following the date of grant. The Company recognized compensation expense of $1.7 million in 2006 related to these grants.

In February 2007, the Compensation Committee approved the issuance of the following restricted stock grants:

•	151,955 shares with a fair value of $5.8 million pursuant to the EBP. Such shares will vest ratably after each of the first, second and third years following the date of grant.

•

57,277 shares with a fair value of $2.2 million to Mr. Ruprecht as part of his employment arrangement and 19,135 shares with a fair value of $0.7 million related to other executive employment arrangements. Such shares will vest ratably after each of the first, second, third and fourth years following the date of grant.

•

469,711 shares awarded at the discretion of the Compensation Committee with a fair value of $18.2 million. These shares generally will vest ratably after each of the first, second, third and, fourth years following the date of grant.

Changes in the number of outstanding restricted stock shares during the year ended December 31, 2006 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	1,356	$13.73
Restricted shares granted	1,267	$27.20
Restricted shares vested	(529)	$12.97
Restricted shares canceled	(13)	$20.21

Balance at December 31, 2006	2,081	$21.96

The total fair value of restricted stock shares that vested during 2006, 2005 and 2004 was $14.3 million, $5.6 million and $0.6 million, respectively, based on the closing stock price on the dates the shares vested.

The Company expects its remaining unvested shares of restricted stock to vest.

Under the provisions of SFAS No. 123R, the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as stock compensation expense is recognized at the date restricted stock is granted, is no longer required. Therefore, in the first quarter of 2006, the amount that had been in Deferred Compensation was eliminated against Additional Paid-in Capital in the Company’s Consolidated Balance Sheets. As of December 31, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock-based compensation was approximately $29.1 million and is expected to be recognized over a weighted-average period of approximately 3.1 years.

Note N—Pension Arrangements

Retirement Savings Plan—The Company has a defined contribution plan for U.S. employees who have completed three consecutive months of employment (the “Retirement Savings Plan”). Prior to January 1, 2005, the Company contributed a standard amount equal to 2% of each participant’s eligible compensation to the Retirement Savings Plan. Effective January 1, 2005, the Retirement Savings Plan was amended to replace the standard 2% contribution with a discretionary annual Company contribution that varies as a percentage of each participant’s eligible compensation depending on the Company’s profitability and subject to the maximum amount allowable under Internal Revenue Service (“IRS”) regulations. For the years ended December 31, 2006 and 2005, the Company’s discretionary contribution to the Retirement Savings Plan was 4% and 3% of each participant’s eligible compensation, respectively.

Additionally, prior to January 1, 2005, participants could elect to contribute between 2% and 12% of their eligible compensation, up to the maximum amount allowable under IRS regulations, on a pre-tax basis. Effective January 1, 2005, participants may elect to contribute between 2% and 20% of their eligible compensation, up to the maximum amount allowable under IRS regulations, on a pre-tax basis. Employee savings have been and will continue to be matched by a Company contribution of up to an additional 6% of each participant’s eligible compensation.

Effective January 1, 2006, newly hired employees who have completed three consecutive months of employment are automatically enrolled in the Retirement Savings Plan at an amount equal to 3% of eligible compensation. An employee who is automatically enrolled is permitted to op-out of the automatic enrollment or to change the level of employee contributions according to the provisions described above.

For the years ended December 31, 2006, 2005 and 2004, pension expense recorded within Salaries and Related Costs for the Retirement Savings Plan, net of the impact of forfeitures, was as follows:

Year Ended December 31	2006	2005	2004
	(Thousands of dollars)
Continuing operations	$4,596	$3,459	$2,808
Discontinued operations (see Note T)	—	—	56

Total	$4,596	$3,459	$2,864

Benefit Equalization Plan—Through December 31, 2006, the Company had an unfunded deferred compensation plan, the Sotheby’s, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”), which was available to certain officers of the Company for whom contributions to the Retirement Savings Plan were limited by IRS regulations. Such officers could enter into agreements pursuant to which their salaries would be reduced and the Company would maintain accounts on their behalf in the amount of the difference between the deferral election made in the participant’s salary reduction agreement and the aggregate amount of contributions actually made by the participant under the Retirement Savings Plan. Employees could elect to defer up to 12% of their eligible compensation and employee deferrals were matched by a Company contribution of up to 6% of the participant’s eligible compensation. Additionally, there was a discretionary annual Company contribution for those participants for whom discretionary contributions to the Retirement Savings Plan were limited by IRS regulations. Contributions to the 2005 BEP earned interest at a rate equal to 3.3% above the 10-year U.S. Treasury Bond rate.

The establishment of the 2005 BEP was approved by the Company’s Compensation Committee in December 2004. The 2005 BEP, which superseded an existing Benefit Equalization Plan (the “BEP”) on January 1, 2005, was established solely to comply with provisions of the AJCA, which placed new restrictions on deferred compensation arrangements, including limiting the ability of both companies and individuals to revise deferral elections or to accelerate distributions from a deferred compensation plan. With the exception of these changes, the 2005 BEP remained the same as the previously existing BEP, which was deemed frozen with no deferrals or employer contributions permitted after December 31, 2004.

The total combined unfunded liability of the 2005 BEP and the BEP was $24.2 million and $18.6 million as of December 31, 2006 and 2005, respectively, and is included within Other Liabilities in the Consolidated Balance Sheets.

For the years ended December 31, 2006, 2005 and 2004, compensation expense recorded within Salaries and Related Costs for the 2005 BEP and the BEP (for 2004) was $1.4 million, $1.1 million and $0.6 million, respectively.

On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “Deferred Compensation Plan”), effective January 1, 2007. The Deferred Compensation Plan replaced the Company’s 2005 BEP with a plan that incorporates best practice features of contemporary non-qualified plans. Participants in the Plan are able to defer a greater proportion of eligible compensation as compared to the 2005 BEP and are provided with more flexible distribution options. Specifically, the Deferred Compensation Plan allows eligible employees to defer up to 80% of base salary and up to 100% of incentive compensation; non-employee Directors may defer up to 100% of the cash portion of Directors’ fees. As with the 2005 BEP, the Company matching and profit sharing contribution rates are identical to those in the Retirement Savings Plan. The Deferred Compensation Plan provides a broad menu of investment crediting options which track a portfolio of various deemed investment funds; where as discussed above, the 2005 BEP balances were credited at a fixed rate of 3.3% above the 10-year U.S. Treasury rate.

Employee deferrals and Company contributions are informally funded into a rabbi trust which provides additional benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. Plan liabilities are financed through the trust using Company-owned variable life insurance, as well as other investments. The combined unfunded liability for the 2005 BEP and the BEP, which totaled $24.2 million as of December 31, 2006, was transferred into the Deferred Compensation Plan on January 1, 2007. The Company funded this amount into the rabbi trust on February 8, 2007.

Adoption of SFAS No. 158—In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Generally, SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet (with limited exceptions). The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements were effective for the Company as of December 31, 2006 and, as a result, the Company adopted the recognition provisions of SFAS No. 158 in the fourth quarter of 2006. The requirement to measure the plan assets and benefit obligations as of the date of the balance sheet is effective for the Company as of December 31, 2008.

The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the Company’s December 31, 2006 Consolidated Balance Sheet (in thousands of dollars):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Prepaid expenses and other current assets	$62,496	($38,231)	$24,265
Deferred income tax assets—current	5,149	1,835	6,984
Deferred income tax assets—non-current	42,300	25,484	67,784
Total assets	1,488,078	(10,913)	1,477,165
Pension liability	2,750	52,523	55,273
Deferred income tax liabilities—long-term	4,225	120	4,345
Total liabilities	1,122,835	52,643	1,175,478
Accumulated other comprehensive income (loss)	1,667	(63,555)	(61,888)
Total shareholders’ equity	365,242	(63,555)	301,687

Defined Benefit Plan (U.K.)—The Company sponsors a defined benefit pension plan covering most U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K. The Company uses a September 30 measurement date for the U.K. Pension Plan.

Benefit Obligation

The table below details the change in the benefit obligation, the change in the fair value of plan assets, the funded status and the amounts recognized in the Consolidated Balance Sheets as of December 31, 2006 and 2005 related to the U.K. Pension Plan:

December 31	2006	2005
	(Thousands of dollars)
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$248,864	$247,937
Service cost	6,720	6,275
Interest cost	12,866	12,525
Contributions by plan participants	998	1,101
Actuarial loss	41,202	11,917
Benefits paid	(4,384)	(3,810)
Special termination benefits	—	7
Foreign currency exchange rate changes	37,738	(27,088)

Benefit obligation at end of year	344,004	248,864

Reconciliation of plan assets
Fair value of plan assets at beginning of year	231,882	197,960
Actual return on plan assets	26,484	42,809
Employer contributions	2,851	17,699
Contributions by plan participants	998	1,101
Benefits paid	(4,384)	(3,810)
Foreign currency exchange rate changes	33,343	(23,877)

Fair value of plan assets at end of year	291,174	231,882

Funded Status
Funded status at end of year	(52,830)	(16,982)
Unrecognized prior service cost	N/A*	373
Unrecognized net actuarial loss	N/A*	54,048

Net pension (liability) asset recognized	$(52,830)	$37,439

*

As discussed above, the Company adopted SFAS No. 158 in the fourth quarter of 2006. In conjunction with the adoption of SFAS No. 158, the December 31, 2006 Consolidated Balance Sheet was adjusted so that unrecognized actuarial losses and unrecognized prior service costs were recognized as an adjustment to the ending balance of accumulated comprehensive income, net of taxes.

The valuation of the funded status includes an allowance for discretionary benefit increases to the extent that these are expected to be awarded in the future.

The accumulated benefit obligation for the U.K. Pension Plan was $252.4 million and $188.4 million as of December 31, 2006 and 2005, respectively.

Components of Net Pension Cost

For the years ended December 31, 2006, 2005 and 2004, the components of net pension cost related to the U.K. Pension Plan were:

Year Ended December 31	2006	2005	2004
	(Thousands of dollars)
Service cost	$6,720	$6,275	$6,705
Interest cost	12,866	12,525	11,240
Expected return on plan assets	(16,587)	(16,719)	(16,559)
Amortization of prior service cost	269	266	267
Amortization of net loss	3,417	2,084	1,055

Sub-total	6,685	4,431	2,708
Special termination benefits	—	7	49

Net pension cost	$6,685	$4,438	$2,757

Amounts Recognized in Accumulated Other Comprehensive Loss

The table below details the amounts recognized in accumulated other comprehensive loss, net of taxes, related to the U.K. Pension Plan for the year ended December 31, 2006:

Year Ended December 31	2006	2005
	(Thousands of dollars)
Net loss for period **	($21,968)	N/A
Amortization of prior service cost	188	N/A
Amortization of net loss	2,392	N/A

Total	($19,388)	N/A

**	Net loss is the change in the value of either the benefit obligation or plan assets resulting from experience different from that assumed or from a change in an actuarial assumption.

Amounts Included in Accumulated Other Comprehensive Loss

The table below details the amounts included in accumulated other comprehensive loss, net of taxes, related to the U.K. Pension Plan that have not yet been recognized as components of net pension cost as of December 31, 2006:

December 31	2006	2005
	(Thousands of dollars)
Net loss	$63,647	N/A
Prior service cost	96	N/A

Total	$63,743	N/A

The net loss and prior service costs are being recognized over the expected remaining service lives of the active employees in the U.K. Pension Plan. As of September 30, 2006, this was estimated to be approximately 14 years.

The table below details the amounts in accumulated other comprehensive loss expected to be recognized as components of net pension cost, net of taxes, for the year ended December 31, 2007 (in thousands of dollars):

Net loss	$4,221
Prior service cost	62

Total	$4,283

Assumptions

The following assumptions were used in determining the benefit obligation and net pension cost related to the U.K. Pension Plan:

Benefit Obligation	2006	2005
Weighted average discount rate	4.80%	4.90%
Weighted average rate of compensation increase	4.75%	4.50%

Net Pension Cost	2006	2005	2004
Weighted average discount rate	4.90%	5.40%	5.20%
Weighted average rate of compensation increase	4.50%	4.75%	4.25%
Weighted average expected long-term rate of return on plan assets	7.25%	7.75%	8.00%

The expected long-term rate of return on plan assets is based on expected future appreciation, as well as dividend and interest yields currently available on equity and bond markets as of the measurement date and weighted according to the composition of invested assets as of that date.

Plan Assets

As of September 30, 2006 and 2005, the weighted average asset allocations for the U.K. Pension Plan, by category, were as follows:

September 30	2006	2005
Equity securities	66%	67%
Debt securities	28%	27%
Real estate	3%	3%
Other	3%	3%

The investment policy for the U.K. Pension Plan is established by its trustees (the “Trustees”) in consultation with the management of the Company. The Trustees’ investment objective is to maximize the return on assets while controlling the level of risk so as to ensure that sufficient assets are available to pay participants’ benefits as and when they arise. The Trustees have agreed that a diversified portfolio of assets with a relatively high concentration of equity securities is appropriate. In order to avoid an undue concentration of risk, a diverse spread of assets is held. The diversification is both within and across asset categories. In setting specific asset allocation targets, the Trustees take expert advice as required from professional investment advisors. Additionally, the Trustees require that the majority of the assets be realizable at short notice. The Trustees’ current investment strategy includes target allocation percentages of approximately 68% for equity securities and approximately 32% for debt securities and other assets. These target allocation percentages are spread across different categories within each asset class and permit actual allocation percentages to fall within a reasonable range of these targets.

The investment managers for the U.K. Pension Plan have full discretion in making investment decisions, subject to broad guidelines established by the Trustees. It is the Trustees’ policy not to invest in shares of the Company or any of its subsidiaries. The performance of the investment managers is benchmarked against suitable indices.

Estimated Future Benefit Payments

The following benefit payments related to the U.K. Pension Plan, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands of dollars):

Benefit Payments
October 1, 2006 to September 30, 2007	$4,911
October 1, 2007 to September 30, 2008	$5,996
October 1, 2008 to September 30, 2009	$7,207
October 1, 2009 to September 30, 2010	$7,134
October 1, 2010 to September 30, 2011	$9,233
October 1, 2011 to September 30, 2016	$52,987

Contributions

In 2006, the Company contributed $2.9 million to the U.K. Pension Plan, and expects to contribute approximately $3.1 million in 2007.

Defined Benefit Plan (Germany)—The Company sponsors a defined benefit pension plan for its employees in Germany (the “German Pension Plan”). The Company uses a December 31st measurement date for the German Pension Plan. In the fourth quarter of 2006, the Company adopted the recognition provisions of SFAS No. 158 for the German Pension Plan and, as a result, recognized net gains of $0.2 million in Other Comprehensive Income. These are the only amounts related to the German Pension Plan included in Accumulated Other Comprehensive Loss as of December 31, 2006.

As of December 31, 2006 and 2005, the pension liability related to the German Pension Plan recorded in the Consolidated Balance Sheets was approximately $2.4 million and $2.3 million, respectively. For the years ended December 31, 2006 and 2005, net pension cost for the German Pension Plan was $0.2 million and $0.9 million, respectively. Future benefit payments to the German Pension Plan are expected to be approximately $50,000 annually for the years 2007 to 2011 and approximately $0.5 million in the aggregate during the five years thereafter.

Note O—Commitments and Contingencies

Employment Arrangements—As of December 31, 2006, the Company had employment arrangements with 8 employees, which expire at various points between August 2008 and June 2013. Such arrangements provide, among other benefits, for minimum salary levels and incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for participation in the Company’s Executive Bonus Plan, annual equity grants, severance payments and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants, was approximately $25.2 million as of December 31, 2006.

Lending Commitments—In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $15 million at December 31, 2006.

Legal Actions—The Company also becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

Tax Contingencies—The Company is routinely under examination by taxing authorities in certain countries and states in which the Company has significant business operations. Such examinations challenge certain deductions and credits reported by the Company on its income tax returns, as well as other tax matters. The major territories where the Company is undergoing such examinations are the U.S., the U.K. and France. In accordance with SFAS No. 109, “Accounting for Income Taxes,” and SFAS No. 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect management’s best estimate given the Company’s history with similar matters and interpretation of current tax laws and regulations. As of December 31, 2006, total income tax contingencies reserved are approximately $7.8 million; of this amount, approximately $6.8 million was recorded in the fourth quarter of 2006 and is primarily related to certain U.S. and international issues. Additionally the Company has a contingency reserve of approximately $2.2 million related to certain other state and local issues, of which approximately $1 million was recorded in the fourth quarter of 2006. (See Note B.)

Gain Contingencies—The Company owns land and a building at Billingshurst, West Sussex (the “Sussex Property”), which previously housed an auction salesroom. The Company has entered into an agreement for the sale of vacated parts of the Sussex Property. The Company has received planning permission for redevelopment of the land for sale; however, consummation of the sale is conditional upon the completion of a statutory review period. If completed, the sale of the Sussex Property would result in a pre-tax gain in the range of approximately $4 million to $5 million. Management anticipates that the sale of the Sussex Property will be completed in March 2007.

(See Notes C, J, L and P for other commitments. See Notes C, P and Q for other contingencies.)

Note P—Auction Guarantees

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee in the event the property sells for less than the minimum price, in which event the Company must fund the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. In certain instances, the sale proceeds ultimately realized by the Company exceed the amount of any prior losses recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction.

As of December 31, 2006, the Company had outstanding auction guarantees totaling $116.5 million, the property relating to which had a mid-estimate sales price (1) of $132.3 million. The Company’s financial exposure under these auction guarantees is reduced by $0.5 million as a result of sharing arrangements with partners. Substantially all of the property related to such auction guarantees is being offered at auctions in the first half of 2007. As of December 31, 2006, $36 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheet (see Note E). As of December 31, 2006 and December 31, 2005, the carrying amount of the liability related to the Company’s auction guarantees was approximately $1.5 million and $0.3 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Note Q—Antitrust Related Matters

In April 1997, the DOJ began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie’s International, PLC (“Christie’s”). The Company pled guilty to a violation of U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in the third quarter of 2000, the Company recorded Settlement Liabilities of $34.1 million representing the present value of the fine payable. The $10.9 million discount on the fine payable was amortized to interest expense over the five-year period during which the fine was paid. The final payment of $15 million owed under the fine was paid by the Company on February 6, 2006 and the liability to the DOJ was extinguished.

In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the

Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of December 31, 2006, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $46.7 million and the carrying value of such Discount Certificates reflected in the Consolidated Balance Sheet was approximately $45.8 million.

As of December 31, 2006 and December 31, 2005, Settlement Liabilities related to these matters consisted of the following:

	December 31, 2006	December 31, 2005
	(Thousands of dollars)
Current:
Discount Certificates (net)	$45,765	$6,200
DOJ antitrust fine (net)	—	14,899

Sub-total	45,765	21,099

Long-term:
Discount Certificates (net)	—	40,794

Total	$45,765	$61,893

As of December 31, 2006, the classification of the remaining liability for the Discount Certificates within Current Liabilities is based on management’s estimate of future Discount Certificate redemptions and reflects the fact that unused Discount Certificates may be redeemed for cash starting on May 15, 2007.

During the period January 1, 2004 to December 31, 2006, amounts charged to and cash payments made against Settlement Liabilities with respect to the Discount Certificates and the DOJ antitrust fine were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)
Balance at January 1, 2004	$51,175	$29,604	$80,779
Cash payment to DOJ	—	(6,000)	(6,000)
Redemption of Discount Certificates	(4,823)	—	(4,823)
Amortization of discount	2,836	2,049	4,885
Loss on redemption of Discount Certificates	698	—	698

Balance at December 31, 2004	49,886	25,653	75,539
Cash payment to DOJ	—	(12,000)	(12,000)
Redemption of Discount Certificates	(6,214)	—	(6,214)
Amortization of discount	2,742	1,246	3,988
Loss on redemption of Discount Certificates	580	—	580

Balance at December 31, 2005	46,994	14,899	61,893
Cash payment to DOJ	—	(15,000)	(15,000)
Redemption of Discount Certificates	(4,009)	—	(4,009)
Amortization of discount	2,578	101	2,679
Loss on redemption of Discount Certificates	202	—	202

Balance at December 31, 2006	$45,765	$—	$45,765

On March 10, 2003, the Company and Christie’s agreed to each pay $20 million to settle litigation that alleged violations of U.S. antitrust laws and international law impacting purchasers and sellers in auctions conducted outside the U.S. (the “International Antitrust Litigation”), and thereafter, the Company deposited $20 million into an escrow account for the benefit of the members of the class of plaintiffs. The settlement agreement for the International Antitrust Litigation provides that if, as of June 7, 2006, there were any remaining settlement funds following the payment of all submitted claims, the Company and Christie’s would be reimbursed for third party administration costs incurred in distributing the settlement funds. In June 2006, it was determined that sufficient settlement funds remained following the payment of all submitted claims to reimburse the Company and Christie’s for third party administration costs incurred in distributing the settlement funds. As a result, for the year ended December 31, 2006, the Company has recorded a $2.4 million benefit to General and Administrative Expenses, reflecting the recovery of such third party administration costs incurred through December 31, 2006. The Company received this reimbursement on January 29, 2007. (See Note B for information related to the original income statement classification of such expenses.)

In August 2006, a Canadian court approved the final settlement of the Canadian Competition Bureau’s investigation regarding anticompetitive practices relating to vendor’s commissions charged by the Company and Christie’s for auction services during the period 1993 to 2000. Under the civil settlement, the Company and its Canadian subsidiary entered into a civil Consent Prohibition Order requiring them to: (i) comply with Canadian antitrust laws and continue antitrust compliance training for five years, (ii) post a copy of the Order on the Company’s website for 120 days and notify Canadian consignors about the Order and (iii) pay $0.7 million in reimbursement of the costs of the investigation. In the first half of 2006, the Company recorded a $0.7 million charge related to the settlement of this matter within General and Administrative Expenses, which was paid in the third quarter of 2006.

Note R—Variable Interest Entity

The Company has concluded that an entity with whom its Finance segment has outstanding loans of approximately $3.5 million and to whom the Company provides management consulting services meets the definition of a variable interest entity (“VIE”) under FIN 46, “Consolidation of Variable Interest Entities,” as revised. As primary beneficiary of the VIE, the Company is required to consolidate the entity as part of the Dealer segment (see Note D).

The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of December 31, 2006 is inventory with a carrying value of approximately $2.8 million. Such inventory consists entirely of artwork and is the collateral for the $3.5 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of September 30, 2006, the entity had total assets of $7.1 million, total liabilities of $5.4 million and capital of $1.7 million.

Note S—Employee Loans

Prior to December 1995, the Company had two bank loan programs available to certain employees whereby a bank would directly lend money to certain officers and staff at favorable interest rates. The Company guaranteed all repayment obligations under these bank loan programs, and all loans were immediately repayable in the event an employee left the Company. Effective March 8, 2004, the entire $0.6 million of outstanding loans under these programs was sold and assigned to the Company. The amount of outstanding loans under this program was $0.1 million and $0.2 million at December 31, 2006 and December 31, 2005, respectively. The Company does not intend to grant any new loans to employees under this program in the future.

(See Note E for the disclosure of employee loans made by the Company’s Finance segment. Such loans are secured by works of art owned by the employees.)

Note T—Discontinued Operations

In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the U.S. As a result, such operations qualified for treatment as discontinued operations in the fourth quarter of 2003.

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

Also in conjunction with the sale, Realogy received options to acquire most of the other non-U.S. offices of the Company’s real estate brokerage business and to expand the Realogy License Agreement to cover the related trademarks in other countries outside the U.S., excluding Australia and New Zealand (the “International Options”). The International Options were exercised by Realogy and the Realogy License Agreement was amended to cover New Zealand during 2004. As a result, such operations qualified for treatment as discontinued operations in 2004.

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

The following is a summary of the results of the Company’s discontinued operations for the years ended December 31, 2006, 2005 and 2004:

Year Ended December 31	2006	2005	2004
	(Thousands of dollars)
Revenues	$—	$534	$17,380
Expenses	489	1,066	10,605

Operating (loss) income	(489)	(532)	6,775
Gain on sale of discontinued operations	—	—	32,005
Other (expense) income	(15)	(322)	18

(Loss) income from discontinued
operations before taxes	(504)	(854)	38,798
Income tax (benefit) expense	(194)	(369)	14,516

(Loss) income from discontinued operations	$(310)	$(485)	$24,282

According to the terms of the Stock Purchase Agreement related to the sale of SIR, the Company is due to receive amounts collected by Realogy for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the years ended December 31, 2005 and 2004, revenues from discontinued operations included $0.5 million and $9.5 million, respectively, of such amounts. Additionally, included in the Company’s results from discontinued operations for the year ended December 31, 2006 are litigation accruals (net of recoveries) related to events that occurred prior to sale of SIR on February 17, 2004.

Note U—Recapitalization

On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”), with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company’s largest shareholders, holding in the aggregate 14,034,158 shares of the Company’s Class B Common Stock, par value $0.10 per share (the “Class B Stock”), representing approximately 62.4% of the aggregate voting power of the Company’s capital stock. Robert S. Taubman, A. Alfred Taubman’s son, is a director of the Company.

Pursuant to the Agreement, the Company agreed to an exchange of all 14,034,158 shares of Class B Stock owned by the Shareholders for $168,409,896 in cash and 7.1 million shares of the Company’s Class A Limited Voting Common Stock, par value $0.10 per share (the “Class A Stock”), (such exchange, the “Transaction”). (See “Mechanics of Effecting the Transaction; Funding” below.) Completion of the Transaction was not subject to any conditions and it was completed on September 7, 2005. Because the outstanding shares of Class B Stock constituted less than fifty percent of the aggregate voting power of the Company’s outstanding common stock following completion of the Transaction, pursuant to the Company’s Third Amended and Restated Articles of Incorporation (the “Articles”), following completion of the Transaction each remaining outstanding share of Class B Stock held by shareholders not a party to the Transaction was automatically converted into one share of Class A Stock without any action on the part of the holder thereof. Therefore, immediately following completion of the Transaction and such conversion, the Company had approximately 57.3 million shares of Class A Stock outstanding (of which the Shareholders owned 7.1 million, or approximately 12.4%) and no shares of Class B Stock outstanding.

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

As a result of the Transaction, the dual class super-voting share structure that had been in place since the Company’s initial public offering in 1988 was eliminated; allowing for a corporate governance structure that is more consistent with the best practices of public companies.

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

Note V—Reincorporation

On June 30, 2006, the Company (then named Sotheby’s Holdings, Inc.) reincorporated into the State of Delaware (the “Reincorporation”). The Reincorporation and related proposals were approved by the shareholders of Sotheby’s Holdings, Inc. at the annual meeting of shareholders on May 8, 2006. The Reincorporation was completed by means of a merger of Sotheby’s Holdings, Inc. with and into Sotheby’s Delaware, Inc., a Delaware corporation (“Sotheby’s Delaware”) and a wholly-owned subsidiary of Sotheby’s Holdings, Inc. incorporated for the purpose of effecting the Reincorporation, with Sotheby’s Delaware being the surviving corporation. Sotheby’s Delaware was renamed “Sotheby’s” upon completion of the merger.

In the merger, each outstanding share of Sotheby’s Holdings, Inc. Class A Limited Voting Common Stock (“Sotheby’s Holdings, Inc. Stock”) was converted into one share of Common Stock of Sotheby’s Delaware (“Sotheby’s Delaware Stock”). As a result, holders of Sotheby’s Holdings, Inc. Stock are now holders of Sotheby’s Delaware Stock, and their rights as holders thereof are governed by the General Corporation Law of the State of Delaware and the Certificate of Incorporation and By-Laws of Sotheby’s Delaware.

The Reincorporation was accounted for as a reverse merger whereby, for accounting purposes, Sotheby’s Holdings, Inc. is considered the acquiror and the surviving corporation is treated as the successor to the historical operations of Sotheby’s Holdings, Inc. Accordingly, the historical financial statements of Sotheby’s Holdings, Inc., which Sotheby’s Holdings, Inc. previously reported to the SEC on Forms 10-K and 10-Q, among other forms, are treated as the financial statements of the surviving corporation.

The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Holdings, Inc. Upon completion of the merger, the address of Sotheby’s principal executive offices is 1334 York Avenue, New York, NY 10021. Sotheby’s Holdings, Inc.’s management and board of directors continued as the management and board of directors of

Sotheby’s Delaware and Sotheby’s Delaware Stock continued to trade on the NYSE under the symbol “BID.”

Note W—Retention Costs

In 2001 and 2002, the Company implemented retention programs that provided cash awards payable to certain key employees upon the fulfillment of full-time employment through certain dates. All amounts related to the retention programs were amortized over the corresponding contractual service periods. For the year ended December 31, 2004, the Company recognized Retention Costs of $0.3 million. The final cash payment of $0.4 million due under the retention programs was made in January 2004 and, as a result, the retention programs concluded.

Note X—Restructuring Plans

In the fourth quarter of 2002, management approved a restructuring plan impacting the Auction segment, as well as certain corporate departments (the “2002 Restructuring Plan”). For the year ended December 31, 2004, Net Restructuring Charges related to the 2002 Restructuring Plan totaled $0.1 million, principally relating to severance benefit costs. During 2004, all remaining amounts due under the 2002 Restructuring Plan were paid out and the related restructuring liability was extinguished.

Note Y—Quarterly Results

The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Auction segment’s business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment historically reflect lower Net Auction Sales (as defined below) when compared to the second and fourth quarters and a loss from continuing operations due to the fixed nature of many of the Company’s operating expenses.

See Note D for information regarding prior period reclassifications relating to the Company’s newly established Dealer segment, as well as the reclassification of results from the Company’s real estate brokerage business in Australia to continuing operations.

	First	Second	Third	Fourth
	(Thousands of dollars, except per share data)
Year Ended December 31, 2006
Net Auction Sales (a)	$443,024	$1,281,559	$195,462	$1,314,481
Income Statement Data:
Auction and related revenues	$89,493	$242,877	$50,830	$248,144
Finance revenues	3,432	3,550	4,347	4,535
Dealer revenues	2,231	634	920	8,991
License fee revenues	470	722	961	769
Other revenues	389	516	322	676

Total revenues	$96,015	$248,299	$57,380	$263,115

(Loss) income from continuing operations	$(3,939)	$72,379	$(30,425)	$69,344

Net (loss) income	$(3,977)	$71,448	$(30,727)	$70,305

Basic and Diluted Earnings (Loss) Per Share:
Basic (loss) earnings from continuing operations	$(0.07)	$1.21	$(0.49)	$1.11

Basic (loss) earnings per share	$(0.07)	$1.20	$(0.50)	$1.12

Diluted (loss) earnings from continuing operations	$(0.07)	$1.17	$(0.49)	$1.08

Diluted (loss) earnings per share	$(0.07)	$1.16	$(0.50)	$1.09

Year Ended December 31, 2005
Net Auction Sales (a)	$305,052	$838,747	$228,133	$989,898
Income Statement Data:
Auction and related revenues	$71,731	$173,200	$52,914	$199,054
Finance revenues	1,208	1,768	2,112	3,214
Dealer revenues	444	2,358	779	1,550
License fee revenues	176	448	385	395
Other revenues	556	578	279	704

Total revenues	$74,115	$178,352	$56,469	$204,917

(Loss) income from continuing operations	$(9,739)	$42,494	$(21,204)	$51,666

Net (loss) income (b)	$(9,721)	$41,977	$(20,961)	$50,307

Basic and Diluted Earnings (Loss) Per Share:
Basic (loss) earnings from continuing operations	$(0.16)	$0.68	$(0.35)	$0.92

Basic (loss) earnings per share (b)	$(0.16)	$0.67	$(0.34)	$0.89

Diluted (loss) earnings from continuing operations	$(0.16)	$0.67	$(0.35)	$0.90

Diluted (loss) earnings per share (b)	$(0.16)	$0.66	$(0.34)	$0.87

Legend:

(a)	Net Auction Sales represents the hammer (sale) price of property sold at auction.

(b)	In the fourth quarter of 2005, the Company recorded the cumulative effect of a change in accounting principle of $1.1 million (net of taxes) related to the adoption of FIN No. 47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2006, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and concluded that it is effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and has expressed unqualified opinions in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SOTHEBY’S
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sotheby’s and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion and includes an explanatory paragraph referring to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective January 1, 2006 and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 31, 2006, on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP New York, New York March 1, 2007

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the annual meeting of shareholders to be held in 2007 (the “Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions “Compensation of Executive Officers” and “Compensation of Directors.” Notwithstanding anything to the contrary herein, the Audit Committee Report and the Compensation Committee Report in the Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the table and related text and footnotes appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption “Ratification of the Appointment of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)

—The following consolidated financial statements and the related notes thereto of Sotheby’s Holdings, Inc. and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Income Statements—Years ended December 31, 2006, 2005 and 2004; Consolidated Balance Sheets—December 31, 2006 and 2005; Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004; Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2006, 2005 and 2004.

15(a)(2)

—The following is the consolidated financial statement schedule of Sotheby’s Holdings, Inc. and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

15(a)(3)
2.1

—Agreement and Plan of Merger between Sotheby’s Holdings, Inc., a Michigan corporation and Sotheby’s Delaware, Inc., a Delaware corporation, dated March 31, 2006, incorporated by reference to the Company’s First Quarter Form 10-Q for 2006.

2.2

—Agreement for the Sale and Purchase of All the Issued and Outstanding Shares in Noortman Master Paintings B.V., dated June 7, 2006, incorporated by reference to Exhibit 2.1 to the Company’s Second Quarter Form 10-Q for 2006.

3.1	—Certificate of Incorporation of Sotheby’s, as amended as of June 30, 2006, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on July 7, 2006.
3.2	—By-Laws of Sotheby’s adopted as of March 31, 2006, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed on July 7, 2006.
4.1	—See Exhibits 3.1 and 3.2.
4.2

—Indenture, dated as of February 5, 1999, between Sotheby’s Holdings, Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the Company’s current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.

4.3

—First Supplemental Indenture, dated as of June 30, 2006, between Sotheby’s and Wilmington Trust Company, as successor trustee (Supplemental to Indenture dated as of February 5, 1999 between Sotheby’s Holdings, Inc. and The Chase Manhattan Bank, as trustee, as filed in the Company’s current report on Form 8-K on February 10, 1999 with the Securities and Exchange Commission), incorporated by reference to Exhibit 4.4 to the Company’s current report on Form 8-K, filed on July 7, 2006.

4.4

—Fixed Rate Note, dated February 5, 1999, made by Sotheby’s Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the Company’s current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.

4.5

—Specimen Common Stock Certificate of Sotheby’s, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on November 21, 2006.

10.1*	—Sotheby’s, Inc. 2005 Benefit Equalization Plan, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 15, 2004.
10.2*	—First Amendment to the Sotheby’s, Inc. 2005 Benefit Equalization Plan, dated December 9, 2005.
10.3*	—Sotheby’s Deferred Compensation Plan, dated December 21, 2006 and effective January 1, 2007.

10.4*

—Sotheby’s Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994, incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.5*

—Sotheby’s Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6*

—Seventh Amendment to the Sotheby’s Holdings, Inc. 1997 Stock Option Plan dated November 7, 2005, effective September 8, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.7*

—Eighth Amendment to the Sotheby’s 1997 Stock Option Plan Composite Plan Document, dated and effective May 8, 2006, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 12, 2006.

10.8

—Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company’s current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

10.9

—First Amendment to Agreement of Partnership, dated December 31, 2000, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.10

—Second Amendment to Agreement of Partnership, dated December 15, 2001, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.11

—Third Amendment to Agreement of Partnership, dated February 10, 2003, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.12

—Fourth Amendment to Agreement of Partnership, dated January 13, 2004, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.13

—Fifth Amendment to Agreement of Partnership, dated December 8, 2004, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.14

—Sixth Amendment to Agreement of Partnership, dated March 1, 2006, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc. incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.15*

—1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on March 14, 2005, effective May 4, 2005, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.16

—Amended and Restated Credit Agreement dated as of November 14, 2005, among Sotheby’s Inc., as the Company, Sotheby’s Holdings, Inc., as Holdings, Certain U.K. Subsidiaries of Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank N.A., as Syndication Agent and the Other Lenders Party Hereto, Banc of America Securities, LLC and LaSalle Bank N.A., as Joint Lead Arrangers and Joint Book Managers, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.17

—Amendment No. 2 to the Amended and Restated Credit Agreement among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Oatshare Limited, Sotheby’s, and Bank of America, N.A. dated May 18, 2006, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 23, 2006.

10.18

—Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company’s First Quarter Form 10-Q for 2003.

10.19

—Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.20

—Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006.

10.21*	—Letter Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006
10.22*	—Severance Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2006.
10.23*

—Service Agreement between Sotheby’s and Robin Woodhead, with related Terms of Employment, dated August 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2006.

10.24*	—Sotheby’s Holdings, Inc. Amended and Restated Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2006.
10.25

—Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.26

—Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.27

—Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.28

—Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.29*	—Sotheby’s Holdings, Inc. Executive Bonus Plan, dated as of February 7, 2005 and effective January 1, 2005, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2005.
10.30

—Transaction Agreement by and among Sotheby’s Holdings, Inc., and The Investors, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

21	—Subsidiaries of the Registrant
23	—Consent of Deloitte & Touche LLP
24	—Powers of Attorney
31.1	—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(15)(b)	—On October 26, 2006, the Company filed a current report on Form 8-K under Item 8.01, “Other Events.”
On November 14, 2006, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

On December 12, 2006, the Company filed a current report on Form 8-K under Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

(15)(c)	—The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.
(15)(d)	—The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K

SCHEDULE II

SOTHEBY’S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Column A	Column B	Column C		Column D	Column E
Description (a)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables (b):
2006 Allowance for doubtful accounts and credit losses	$6,137	$3,192	$—	$2,240	$7,089
2005 Allowance for doubtful accounts and credit losses	$7,931	$1,820	$156	$3,770	$6,137
2004 Allowance for doubtful accounts and credit losses	$7,548	$5,530	$—	$5,147	$7,931
Deferred tax assets:
2006 Valuation allowance	$24,885	$1,368	$2,894	$—	$29,147
2005 Valuation allowance	$33,762	$—	$—	$8,877	$24,885
2004 Valuation allowance	$34,493	$3,167	$—	$3,898	$33,762

(a)

The schedule above relates only to the Company s continuing operations and excludes amounts related to the Company’s discontinued real estate brokerage business considered to be held for sale (see Note T of Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”).

(b)	Consists of Accounts Receivable, as well as Notes Receivables and Consignor Advances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ WILLIAM F. RUPRECHT William F. Ruprecht President and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL I. SOVERN* Michael I. Sovern	Chairman of the Board	March 1, 2007
/s/ DEVONSHIRE* Duke of Devonshire	Deputy Chairman of the Board	March 1, 2007
/s/ WILLIAM F. RUPRECHT William F. Ruprecht	President, Chief Executive Officer and Director	March 1, 2007
/s/ ROBIN G. WOODHEAD* Robin G. Woodhead	Executive Vice President and Director	March 1, 2007
/s/ BLAKENHAM* Michael Blakenham	Director	March 1, 2007
/s/ STEVEN B. DODGE* Steven B. Dodge	Director	March 1, 2007
/s/ ALLEN QUESTROM* Allen Questrom	Director	March 1, 2007
/s/ DONALD H. STEWART* Donald H. Stewart	Director	March 1, 2007
/s/ ROBERT S. TAUBMAN* Robert S. Taubman	Director	March 1, 2007
/s/ DENNIS WEIBLING* Dennis Weibling	Director	March 1, 2007
/s/ WILLIAM S. SHERIDAN William S. Sheridan	Executive Vice President and Chief Financial Officer	March 1, 2007
/s/ MICHAEL L. GILLIS Michael L. Gillis	Senior Vice President, Controller and Chief Accounting Officer	March 1, 2007
/s/ WILLIAM S. SHERIDAN *William S. Sheridan as Attorney-in-Fact		March 1, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1

—Agreement and Plan of Merger between Sotheby’s Holdings, Inc., a Michigan corporation and Sotheby’s Delaware, Inc., a Delaware corporation, dated March 31, 2006, incorporated by reference to the Company’s First Quarter Form 10-Q for 2006.

2.2

—Agreement for the Sale and Purchase of All the Issued and Outstanding Shares in Noortman Master Paintings B.V., dated June 7, 2006, incorporated by reference to Exhibit 2.1 to the Company’s Second Quarter Form 10-Q for 2006.

3.1	—Certificate of Incorporation of Sotheby’s, as amended as of June 30, 2006, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on July 7, 2006.
3.2	—By-Laws of Sotheby’s adopted as of March 31, 2006, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed on July 7, 2006.
4.1	—See Exhibits 3.1 and 3.2.
4.2

—Indenture, dated as of February 5, 1999, between Sotheby’s Holdings, Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the Company’s current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.

4.3

—First Supplemental Indenture, dated as of June 30, 2006, between Sotheby’s and Wilmington Trust Company, as successor trustee (Supplemental to Indenture dated as of February 5, 1999 between Sotheby’s Holdings, Inc. and The Chase Manhattan Bank, as trustee, as filed in the Company’s current report on Form 8-K on February 10, 1999 with the Securities and Exchange Commission), incorporated by reference to Exhibit 4.4 to the Company’s current report on Form 8-K, filed on July 7, 2006.

4.4

—Fixed Rate Note, dated February 5, 1999, made by Sotheby’s Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the Company’s current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.

4.5

—Specimen Common Stock Certificate of Sotheby’s, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on November 21, 2006.

10.1*	—Sotheby’s, Inc. 2005 Benefit Equalization Plan, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 15, 2004.
10.2*	—First Amendment to the Sotheby’s, Inc. 2005 Benefit Equalization Plan, dated December 9, 2005.
10.3*	—Sotheby’s Deferred Compensation Plan, dated December 21, 2006 and effective January 1, 2007.
10.4*

—Sotheby’s Holdings, Inc. 1987 Stock Option Plan as amended and restated effective June 1, 1994, incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.5*

—Sotheby’s Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.6*

—Seventh Amendment to the Sotheby’s Holdings, Inc. 1997 Stock Option Plan dated November 7, 2005, effective September 8, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.7*

—Eighth Amendment to the Sotheby’s 1997 Stock Option Plan Composite Plan Document, dated and effective May 8, 2006, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 12, 2006.

10.8

—Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company’s current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

Exhibit No.	Description
10.9

—First Amendment to Agreement of Partnership, dated December 31, 2000, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.10

—Second Amendment to Agreement of Partnership, dated December 15, 2001, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.11

—Third Amendment to Agreement of Partnership, dated February 10, 2003, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.12

—Fourth Amendment to Agreement of Partnership, dated January 13, 2004, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.13

—Fifth Amendment to Agreement of Partnership, dated December 8, 2004, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.14

—Sixth Amendment to Agreement of Partnership, dated March 1, 2006, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc. incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.15*

—1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on March 14, 2005, effective May 4, 2005, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.16

—Amended and Restated Credit Agreement dated as of November 14, 2005, among Sotheby’s Inc., as the Company, Sotheby’s Holdings, Inc., as Holdings, Certain U.K. Subsidiaries of Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank N.A., as Syndication Agent and the Other Lenders Party Hereto, Banc of America Securities, LLC and LaSalle Bank N.A., as Joint Lead Arrangers and Joint Book Managers, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.17

—Amendment No. 2 to the Amended and Restated Credit Agreement among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Oatshare Limited, Sotheby’s, and Bank of America, N.A. dated May 18, 2006, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 23, 2006.

10.18

—Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company’s First Quarter Form 10-Q for 2003.

10.19

—Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.20

—Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006.

Exhibit No.	Description
10.21*	—Letter Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006
10.22*	—Severance Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2006.
10.23*

—Service Agreement between Sotheby’s and Robin Woodhead, with related Terms of Employment, dated August 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2006.

10.24*	—Sotheby’s Holdings, Inc. Amended and Restated Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2006.
10.25

—Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.26

—Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.27

—Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.28

—Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.29*	—Sotheby’s Holdings, Inc Executive Bonus Plan, dated as of February 7, 2005 and effective January 1, 2005, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2005.
10.30

—Transaction Agreement by and among Sotheby’s Holdings, Inc., and The Investors, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10- Q for 2005.

21	—Subsidiaries of the Registrant
23	—Consent of Deloitte & Touche LLP
24	—Powers of Attorney
31.1	—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K