Form 10-Q
period 2007-03-31
SOTHEBYS
filed 2007-05-08
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007, there were 66,083,387 outstanding shares of Common Stock, par value $0.10 per share, of the registrant.

TABLE OF CONTENTS

		PAGE

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED):

	Consolidated Income Statements for the Three Months Ended March 31, 2007 and 2006	3

	Consolidated Balance Sheets as of March 31, 2007, December 31, 2006 and March 31,
	2006	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and
	2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits and Reports on Form 8-K	44

SIGNATURE		45

EXHIBIT INDEX		46

SOTHEBY’S
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues:
Auction and related revenues	$129,817	$89,493
Finance revenues	4,780	3,432
Dealer revenues	11,847	2,231
License fee revenues	580	470
Other revenues	375	389
Total revenues	147,399	96,015

Expenses:
Direct costs of services	17,230	12,883
Dealer cost of sales	8,365	-
Salaries and related costs	54,804	44,004
General and administrative expenses	38,547	32,053
Impairment loss	14,979	-
Depreciation and amortization expense	5,482	5,370
Gain on sale of land and buildings	(4,752)	-
Total expenses	134,655	94,310

Operating income	12,744	1,705

Interest income	2,723	519
Interest expense	(7,535)	(8,530)
Insurance recovery	20,000	-
Other income	1,679	246

Income (loss) from continuing operations before taxes	29,611	(6,060)
Equity in earnings of investees, net of taxes	709	107
Income tax expense (benefit)	5,986	(2,016)
Income (loss) from continuing operations	24,334	(3,937)

Discontinued operations:
Loss from discontinued operations before taxes	-	(67)
Income tax benefit	-	(27)
Loss from discontinued operations	-	(40)

Net income (loss)	$24,334	($3,977)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.39	($0.07)
Loss from discontinued operations	0.00	0.00
Basic earnings (loss) per share	$0.39	($0.07)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.37	($0.07)
Loss from discontinued operations	0.00	0.00
Diluted earnings (loss) per share	$0.37	($0.07)

Basic and diluted weighted average shares outstanding
Basic	63,152	57,119
Diluted	65,078	57,119

Cash dividends per common share	$0.10	$ -

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars)

	March 31,	December 31,	March 31,
	2007	2006	2006

A S S E T S
Current Assets:
Cash and cash equivalents	$83,562	$221,094	$19,804
Restricted cash	3,975	11,356	6,819
Short-term investments	-	126,042	-
Accounts receivable, net of allowance for doubtful accounts
of $6,265, $5,935 and $6,210	322,140	390,061	289,082
Notes receivable and consignor advances, net of allowance for credit losses
of $1,011, $1,154 and $962	207,131	152,070	103,101
Inventory	138,120	115,955	38,824
Deferred income taxes	7,090	6,984	15,510
Income tax receivable	9,307	-	2,101
Prepaid expenses and other current assets	45,125	24,265	54,566
Total Current Assets	816,450	1,047,827	529,807

Non-Current Assets:
Notes receivable	23,370	56,474	64,347
Fixed assets, net of accumulated depreciation and amortization
of $162,334, $158,718 and $137,539	222,278	226,522	221,957
Goodwill	25,997	34,709	13,492
Intangible assets	6,268	12,780	-
Investments	22,571	23,107	26,047
Deferred income taxes	64,758	67,784	52,755
Trust assets related to deferred compensation liability	28,265	-	-
Other assets	7,743	7,962	6,294
Total Assets	$1,217,700	$1,477,165	$914,699

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$311,973	$558,250	$201,373
Accounts payable and accrued liabilities	96,012	152,685	79,993
Settlement liabilities	45,702	45,765	6,400
Accrued income taxes	13,809	19,856	2,003
Deferred income taxes	2,392	2,286	-
Other current liabilities	9,117	10,349	8,212
Total Current Liabilities	479,005	789,191	297,981

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $185, $209 and $277	99,815	99,791	99,723
Credit facility borrowings	-	-	94,844
Settlement liabilities	-	-	40,080
York Property capital lease obligation	168,555	168,986	170,214
Deferred gain on sale of York Property	16,834	17,117	17,963
Pension liabilities	55,964	55,273	-
Accrued income taxes	9,683	-	-
Deferred income taxes	2,276	4,345	-
Deferred compensation liability	27,685	24,158	20,776
Other liabilities	16,388	16,617	6,592
Total Liabilities	876,205	1,175,478	748,173

Commitments and contingencies (see Note 11)

Shareholders’ Equity:
Common Stock, $0.10 par value	6,598	6,473	6,012
Authorized shares at March 31, 2007—200,000,000
Issued and outstanding shares at March 31, 2007—65,942,489
Issued and outstanding shares at December 31, 2006—64,795,100
Issued and outstanding shares at March 31, 2006—60,193,848 of Class A
Additional paid-in capital	218,232	197,047	108,506
Retained earnings	175,944	160,055	61,974
Accumulated other comprehensive loss	(59,279)	(61,888)	(9,966)
Total Shareholders’ Equity	341,495	301,687	166,526
Total Liabilities and Shareholders’ Equity	$1,217,700	$1,477,165	$914,699

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Operating Activities:
Net income (loss)	$24,334	($3,977)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	5,482	5,370
Gain on sale of land and buildings	(4,752)	-
Impairment loss	14,979	-
Equity in earnings of investees	(709)	(107)
Deferred income tax expense	(2,128)	(1,443)
Stock compensation expense	5,727	2,783
Non-cash defined benefit pension expense	2,238	1,578
Asset provisions	2,272	1,530
Amortization of discount related to antitrust matters	630	753
Excess tax benefits from stock-based compensation	(8,015)	(5,961)
Other	584	392
Changes in assets and liabilities:
Decrease in accounts receivable	68,020	66,747
(Increase) decrease in inventory	(20,643)	5,351
Increase in prepaid expenses and other current assets	(21,154)	(1,428)
Decrease (increase) in other long-term assets	240	(97)
Purchase of trust assets related to the deferred compensation liability	(27,654)	-
Funding of settlement liabilities	(692)	(16,250)
Decrease in due to consignors	(249,565)	(171,583)
Increase in income tax receivable and deferred income tax assets	(5,971)	(2,089)
Increase (decrease) in accrued income taxes and deferred income tax liabilities	7,581	(6,548)
Decrease in accounts payable and accrued liabilities and other liabilities	(53,932)	(53,897)
Net cash used by operating activities	(263,128)	(178,876)

Investing Activities:
Funding of notes receivable and consignor advances	(111,236)	(50,883)
Collections of notes receivable and consignor advances	90,261	25,999
Purchases of short-term investments	(30,675)	-
Proceeds from maturities of short-term investments	156,717	-
Capital expenditures	(3,660)	(2,280)
Proceeds from sale of land and buildings	6,163	-
Acquisition, net of cash acquired	(859)	-
Distributions from equity investees	1,700	-
Decrease in restricted cash	7,373	1,159
Net cash provided (used) by investing activities	115,784	(26,005)

Financing Activities:
Proceeds from revolving credit facility borrowings	-	189,644
Repayments of revolving credit facility borrowings	-	(129,959)
Dividends paid	(6,631)	-
Decrease in York Property capital lease obligation	(390)	(331)
Proceeds from exercise of employee stock options	8,568	34,004
Excess tax benefits from stock-based compensation	8,015	5,961
Net cash provided by financing activities	9,562	99,319

Effect of exchange rate changes on cash and cash equivalents	250	410

Decrease in cash and cash equivalents	(137,532)	(105,152)
Cash and cash equivalents at beginning of period	221,094	124,956
Cash and cash equivalents at end of period	$83,562	$19,804

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

          The Consolidated Financial Statements included herein have been prepared by Sotheby’s (or, together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

          Additional Paid-In Capital and Retained Earnings—The March 31, 2006 balances of Additional Paid-In Capital and Retained Earnings have been restated to $108.5 million and $62 million, respectively, to properly reflect the cumulative effect on an after tax basis of previously unrecorded non-cash stock compensation charges related to the years 1999 to 2003. The original amounts reported for Additional Paid-In Capital and Retained Earnings as of March 31, 2006 were $104.7 million and $65.8 million, respectively.

          Discontinued Operations—In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby’s International Realty trademark and certain related trademarks in Australia. Previously, the Company had expected to consummate a license agreement related to such trademarks in 2006, but such an agreement could not be reached on terms acceptable to the Company. As a result, in the second quarter of 2006, management decided to continue operating the Company’s real estate brokerage business in Australia. Accordingly, the operating results of this business, which previously had been reported as discontinued operations in the Consolidated Income Statements since the fourth quarter of 2004, have been reclassified into the Company’s results from continuing operations for all periods presented. Additionally, for segment reporting purposes, such operating results are presented in All Other for all periods presented (see Note 4). The Australia real estate brokerage business is not material to the Company’s results of operations, financial condition or liquidity.

          Dealer Revenues—In the fourth quarter of 2006, due to the acquisition of Noortman Master Paintings, B.V. (or “NMP”) (see Note 3) and the resulting increase in the Company’s Dealer activities, certain activities which were previously included as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment under an executive committee responsible for the oversight of the Company’s portfolio of Dealer activities (see Note 4). Accordingly, revenues related to such activities, which in the first quarter of 2006 were classified as Auction and Related Revenue, are now reported as Dealer Revenues for all periods presented.

          In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim financial statements included herein have been made.

2.           Seasonality of Business

          The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment typically reflect lower Aggregate Auction Sales (as defined below) when compared to the second and fourth quarters and, historically, a net loss due to the fixed nature of many of the Company’s operating expenses. “Aggregate Auction Sales” represents the hammer price of property sold at auction by the Company plus buyer’s premium.

          The table below demonstrates that approximately 80% of the Company’s Aggregate Auction Sales occur during the second and fourth quarters of the year.

	Percentage of Annual
	Aggregate Auction Sales

	2006	2005	2004

January - March	14%	13%	9%
April - June	39%	35%	41%
July - September	6%	10%	7%
October - December	41%	42%	43%
	100%	100%	100%

3.           Acquisition

          On June 7, 2006, the Company and Arcimboldo S.A. (“Arcimboldo”), a private limited liability company incorporated under the laws of Luxembourg, entered into a sale and purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Noortman Master Paintings B.V., a company incorporated under the laws of the Netherlands and a pre-eminent art dealer. The acquisition of NMP provides the Company with the opportunity to expand its dealer activities. NMP is based in Maastricht, the Netherlands. Robert C. Noortman, who was the Managing Director of NMP and sole shareholder of Arcimboldo and also guaranteed the obligations of Arcimboldo under the Purchase Agreement, died unexpectedly on January 14, 2007. Following Mr. Noortman’s death, his guarantee under the Purchase Agreement remains binding on his estate. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. NMP’s results are included in the Company’s Consolidated Income Statements beginning on June 1, 2006.

          Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration is based on the actual number of shares issued using the closing price of Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the fair value of certain restrictions on the future transfer of the Initial Consideration, as discussed in more detail below. The fair value of these restrictions was determined by an independent valuation expert. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting o f a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years (as discussed in more detail below) and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of an $11.7 million payable to Sotheby’s. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the three-year term. The first payment of €2.1 million ($2.6 million) under the note payable was made on July 26, 2006. The remaining payments under the note payable are due according to the following schedule: €2 million ($2.8 million) on June 7, 2007, €4.2 million ($5.6 million) on June 7, 2008 and €4.2 million ($5.6 million) on June 7, 2009. As of March 31, 2007, the carrying value of the note payable was $12.9 million. The current portion of the note payable ($2.2 million) is recorded in the March 31, 2007 Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities. The non-current portion of the note payable ($10.7 million) is recorded in the March 31, 2007 Consolidated Balance Sheet within Other Liabilities.

          If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

          An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed in escrow, to be released only if NMP achieves certain targeted performance criteria specified in the Purchase Agreement during the five years following the closing of the transaction and if NMP achieves certain service criteria. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $51.62 per share on April 30, 2007, the Additional Consideration has a fair value of approximately $25.1 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

          The Purchase Agreement also provides for certain restrictions on the transfer of Sotheby’s Shares received by Arcimboldo, as discussed above. Subject to certain limited exclusions, Arcimboldo may not sell or otherwise transfer any of the Sotheby’s Shares that it received as Initial Consideration for a period of two years after the closing, and may not transfer 20% of the Sotheby’s Shares that it received as Initial Consideration for a period of five years after the closing.

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

          In conjunction with the acquisition of NMP, the Company purchased a key man life insurance policy of $20 million covering Mr. Noortman. As a result of Mr. Noortman’s death on January 14, 2007, the Company became entitled to the $20 million death benefit under the policy and accordingly recorded such amount as non-operating income in its Consolidated Income Statement for the three months ended March 31, 2007. The receivable related to this benefit is recorded within Prepaid Expenses and Other Current Assets in the Company’s Consolidated Balance Sheet as of March 31, 2007. The Company collected this amount in April 2007.

          In the first quarter of 2007, the Company completed its valuation of the NMP assets acquired (including intangible assets) and liabilities assumed. The fair value of the art-related assets acquired was estimated by a team of qualified art experts. The fair value of all other NMP assets and liabilities were estimated utilizing a number of techniques, including independent appraisals. The table below, which is presented in thousands of dollars, summarizes the allocation of the purchase price to the NMP assets acquired and liabilities assumed. The initial allocation provided in the Company’s June 30, 2006 Form 10-Q has been updated to reallocate amounts from Goodwill to Intangible Assets ($15.7 million), Inventory ($11.6 million), Fixed Assets ($2.7 million) and Other Long-Term Assets ($0.4 million) based on the completed appraisals. Additionally, Deferred Tax Liabilities of $8.4 million were recorded to reflect the impact of taxable temporary differences between the book and tax bases of certain acquired assets and liabilities, resulting in a corresponding increase to Goodwill. The Goodwill related to NMP is not tax deductible.

Purchase price:
Fair value of Initial Consideration	$41,374
Settlement of payable due to Sotheby’s	11,745	*
Direct acquisition costs	1,590
Total purchase price	$54,709

Allocation of purchase price:
Accounts receivable	$13,424
Inventory	58,820
Fixed assets	3,330
Prepaid expenses and other current assets	293
Other long-term assets	518
Goodwill	17,739	**
Intangible assets	15,656	**
Accounts payable and accrued liabilities	(20,395)
Other current liabilities	(1,309)
Note payable to Arcimboldo	(14,590)
Bank debt	(9,531)
Deferred tax liabilities	(8,414)
Other non-current liabilities	(832)
Total purchase price	$54,709

*	Reflects amounts due to Sotheby’s for property purchased by NMP at auction prior to the date of acquisition.

**

As a result of Mr. Noortman’s death in January 2007, Goodwill related to NMP was tested for impairment during the first quarter of 2007 and, as a result, the Company recorded an impairment charge of $7.3 million. See Note 6 for additional information on the Goodwill related to NMP and the impairment charge.

The amount allocated to Intangible Assets relates to customer relationships ($12 million), trade name ($2.8 million) and a non-compete agreement ($0.9 million). As a result of Mr. Noortman’s death in January 2007, Intangible Assets related to NMP were tested for impairment during the first quarter of 2007 and, as a result, the Company recorded an impairment charge of $7.7 million. See Note 7 for additional information on the Intangible Assets related to NMP and the impairment charge.

          The total impairment charges recorded in the first quarter of 2007 related to NMP’s Goodwill and Intangible Assets were approximately $15 million.

4.           Segment Reporting

          The Company’s continuing operations are organized under three business segments—Auction, Finance and Dealer.

          In the fourth quarter of 2006, due to the acquisition of NMP (see Note 3) and the resulting increase in the Company’s Dealer activities, certain activities which were previously included as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment under an executive committee responsible for the oversight of the Company’s portfolio of Dealer activities. Such activities include:

  The investment in and resale of art and other collectibles directly by the Company.

  The investment in art through unsecured loans made by the Company to unaffiliated art dealers (see Note 5).

  The activities of certain equity investees, including Acquavella Modern Art.

  The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note 17.)

          All prior period segment information has been revised for comparability to reflect this change in the Company’s segment reporting.

          The table below presents the Company’s revenues from continuing operations by operating segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(Thousands of dollars)

Auction	$129,817	$89,493
Finance	5,207	3,653
Dealer	11,847	2,231
All Other	955	859
Total segment revenues	147,826	96,236
Reconciling item:
Intercompany charges between Finance and
Auction*	(427)	(221)
Total revenues from continuing operations	$147,399	$96,015

*

Represents charges between the Finance segment and the Auction segment for certain client loans. Such intercompany charges were immaterial to the Finance segment prior to the second quarter of 2006 and, therefore, were not included in Finance segment revenues. Such charges are included in Finance segment revenues for all periods presented.

          The table below presents income (loss) before taxes for the Company’s operating segments, as well as a reconciliation of segment income (loss) before taxes to Income (Loss) from Continuing Operations Before Taxes for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(Thousands of dollars)

Auction	$18,791	($ 6,725)
Finance	1,537	361
Dealer (see Note 3)	(14,103)	1,694
All Other	497	395
Segment income (loss) before taxes	6,722	(4,275)
Unallocated amounts and reconciling items:
Insurance recovery (see Note 3)	20,000	-
Gain on sale of land and buildings (see Note 12)	4,752	-
Antitrust related expenses	(61)	(856)
Amortization of interest related
to Antitrust matters (see Note 14)	(638)	(753)
Equity in earnings of investees*	(1,164)	(176)
Income (loss) from continuing operations before
taxes	$29,611	$(6,060)

*

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in income before taxes for the Dealer segment, but are presented net of taxes below Income from Continuing Operations Before Taxes in the Consolidated Income Statements.

          The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2007, December 31, 2006 and March 31, 2006:
		December 31,
	March 31, 2007	2006	March 31, 2006
	(Thousands of dollars)

Auction	$787,182	$1,066,089	$660,403
Finance	189,492	178,548	150,342
Dealer	139,371	156,710	33,308
All Other	500	1,050	280
Total segment assets	1,116,545	1,402,397	844,333

Unallocated amounts:
Deferred tax assets and
income tax receivable	81,155	74,768	70,366
Insurance recovery receivable	20,000	-	-
Consolidated Assets	$1,217,700	$1,477,165	$914,699

5.           Notes Receivable and Consignor Advances

          The Company provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The majority of the Company’s secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of March 31, 2007, such loans totaled $91.6 million and represented 40% of net Notes Receivable and Consignor Advances. The property related to such loans had a low auction estimate of approximately $148 million. The Company’s loans are predominantly variable interest rate loans.

          The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limi ted to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $2.3 million, $2.1 million and $0.4 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

          In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. The total of all such unsecured loans was $2.2 million, $1.9 million and $0.1 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

          At March 31, 2007, three term loans issued to the same borrower, totaling $58.6 million, comprised in the aggregate approximately 25% of the net Notes Receivable and Consignor Advances balance.

          As of March 31, 2007, December 31, 2006 and March 31, 2006, Notes Receivable and Consignor Advances consists of the following:

		December 31,
	March 31, 2007	2006	March 31, 2006
	(Thousands of dollars)
Current:
Consignor advances	$77,946	$47,974	$37,938
Term loans	130,196	105,250	66,125
Allowance for credit losses	(1,011)	(1,154)	(962)
Sub-total	207,131	152,070	103,101

Non-current:
Consignor advances	-	5,400	1,149
Term loans	23,370	51,074	63,198
Sub-total	23,370	56,474	64,347

Notes receivables and consignor advances (net)	$230,501	$208,544	$167,448

          The weighted average interest rates charged on Notes Receivable and Consignor Advances were 8.5% and 8.6% for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, Notes Receivable and Consignor Advances include $47.7 million of Auction segment consignor advances related to auction guarantees, which bear below market interest rates. Excluding these Auction segment advances, substantially all of the Company’s remaining Notes Receivable and Consignor Advances relate to the Finance segment’s loan portfolio, which earned weighted average interest rates of 11% and 9.6% for the three months ended March 31, 2007 and 2006, respectively.

          Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Thousands of dollars)

Allowance for credit losses at January 1	$1,154	$792
Change in loan loss provision	(142)	237
Write-offs	-	(69)
Foreign currency exchange rate changes	(1)	2
Allowance for credit losses at March 31	$1,011	$962

6.           Goodwill

          The Company has Goodwill in its Auction and Dealer segments. The Goodwill in the Dealer segment is solely attributable to NMP, which was acquired on June 7, 2006 (see Note 3). Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman.

          As a result of Mr. Noortman’s death, Goodwill related to NMP was tested for impairment during the first quarter of 2007 and, as a result, the Company recorded an impairment charge of $7.3 million. The fair value of NMP utilized in determining the amount of the impairment charge was estimated using a discounted cash flow methodology.

          In March 2007, the Company’s Auction segment acquired an auction house in Continental Europe, resulting in $1.3 million of Goodwill based on the Company’s preliminary purchase price allocation. The purchase accounting for this acquisition will be completed in the second quarter of 2007. This acquisition is not material to the Company.

          For the three months ended March 31, 2007 and 2006, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Auction	Dealer	Total	Auction	Dealer	Total
Balance as of January 1	$13,660	$21,049	$34,709	$13,447	$-	$13,447
Goodwill acquired	1,293	-	1,293	-	-	-
Allocation of purchase price (see
Note 3)	-	(2,844)	(2,844)	-	-	-
Impairment loss	-	(7,300)	(7,300)	-	-	-
Foreign currency exchange
rate changes	27	112	139	45	-	45
Balance as of March 31	$14,980	$11,017	$25,997	$13,492	$-	$13,492

7.           Intangible Assets

          As discussed in Note 3, on June 7, 2006, the Company acquired NMP. In conjunction with the purchase price allocation, the Company assigned approximately $15.7 million to acquired intangible assets. Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman.

          As a result of Mr. Noortman’s death, NMP’s Intangible Assets were tested for impairment during the first quarter of 2007 and, as a result, the Company recorded impairment charges of $7.7 million in the Dealer segment related to NMP’s customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). The impairment charge related to Mr. Noortman’s non-compete agreement resulted in the write-off of its entire remaining carrying value. The fair values of NMP’s Intangible Assets utilized in determining the amount of the impairment charges were based on independent appraisals.

          As of March 31, 2007, Intangible Assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name	$2,067

Amortizable intangible assets:
Customer Relationships	$4,533	$332	$4,201

          Estimated amortization expense for the remaining useful life of NMP’s customer relationships will be $1 million for the remainder of 2007, $1.3 million in 2008 and 2009, and $0.6 million in 2010.

8.           Credit Arrangements

          Bank Credit Facilities—On September 7, 2005, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the United Kingdom (the “U.K.”) (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of March 31, 2007, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available and borrowing base under the BofA Credit Agreement was $267.1 million.

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

          The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (ii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments, if any, must be paid solely out of 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in c ompliance with its covenants related to the BofA Credit Agreement.

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three months ended March 31, 2006, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 6.6%. As discussed above, for the three months ended March 31, 2007, the Company had no borrowings under the BofA Credit Agreement.

          The Company paid underwriting, structuring and amendment fees of $2.8 million related to the BofA Credit Agreement, which are being amortized on a straight-line basis to interest expense over the term of the facility.

          Senior Unsecured Debt—In February 1999, the Company issued a tranche of long-term debt securities (defined above as the “Notes”), pursuant to the Company’s $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants. As of March 31, 2007, aggregate future principal and interest payments due under the Notes are as follows (in thousands):

1 year	$6,875
2 years	106,302
Total future principal and interest payments	$113,177

          Interest Expense—For the three months ended March 31, 2007 and 2006, interest consists of the following:

	Three Months Ended
	March 31,
	2007	2006
	(Thousands of dollars)
Senior secured credit facility:
Interest expense on outstanding borrowings	$-	$846
Amortization of amendment and arrangement fees	144	138
Commitment fees	190	174
Sub-total	334	1,158

Interest expense on York Property capital lease
obligation	4,432	4,468
Interest expense on long-term debt	1,742	1,741
Amortization of discount related to antitrust matters
(see Note 14)	638	753
Other interest expense	389	410
Total	$7,535	$8,530

9.           Deferred Compensation Plan

          On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “DCP”), effective January 1, 2007. The DCP replaced the Sotheby’s, Inc. 1988 Benefit Equalization Plan and the Sotheby’s, Inc. 2005 Benefit Equalization Plan (together, the “BEP”).

          The DCP incorporates best practice features of contemporary non-qualified plans, including providing participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Employee deferrals and Company contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. DCP liabilities are financed through the trust using Company-owned variable life insurance, as well as other investments. The unfunded liability for the BEP, which totaled $24.1 million as of December 31, 2006, was transferred into the DCP on January 1, 2007. The Company funded this amount into the rabbi trust on February 8, 2007, as well as an additional $3.6 million in the first quarter of 2007.

          As of March 31, 2007, the DCP liability totaled $27.7 million and the assets held in the rabbi trust totaled $28.3 million. Changes in the DCP liability resulting from gains and losses in deemed participant investments are recognized currently in the Consolidated Income Statement within Salaries and Related Costs. The trust assets consist of $17.5 million in equity securities, which are classified as trading securities and reflected at their fair value in the Consolidated Balance Sheet within Trust Assets Related to Deferred Compensation Liability, and $10.8 million in Company-owned variable life insurance, which is reflected at its cash surrender value in the Consolidated Balance Sheet within Trust Assets Related to Deferred Compensation Liability. Gains or losses resulting in changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Consolidated Income Statements within Other Income. As of March 31, 2007, the fair value of the trading securities includes approximately $16 thousand in unrealized losses.

10.         Defined Benefit Pension Plan

          The Company contributes to a defined benefit pension plan covering most U.K. employees (the “U.K. Pension Plan”). In 2007, the Company expects to contribute approximately $3.1 million to the U.K. Pension Plan. For the three months ended March 31, 2007 and 2006, the components of net pension cost related to the U.K. Pension Plan are:

	Three Months Ended
	March 31,
	2007	2006
	(Thousands of dollars)
Service cost	$2,061	$1,586
Interest cost	4,082	3,061
Expected return on plan assets	(4,896)	(3,946)
Amortization of actuarial loss	1,500	813
Amortization of prior service cost	21	64
Net pension cost	$2,768	$1,578

          The table below details the amounts in accumulated other comprehensive loss expected to be recognized as components of net pension cost, net of taxes, for the year ended December 31, 2007 (in thousands of dollars):

Amortization of actuarial loss	$4,217
Amortization of prior service cost	62
Total	$4,279

11.         Commitments and Contingencies

          Employment Arrangements—As of March 31, 2007, the Company had employment arrangements with nine employees, which expire at various points between August 2008 and June 2011. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for participation in the Company’s Executive Bonus Plan, annual equity grants, severance payments and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants, was approximately $21.3 million as of March 31, 2007.

          Lending Commitments—In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $15.7 million at March 31, 2007.

          Legal Actions—The Company becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

          York Property—The Company’s North American Auction, Dealer and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the “York Property”). On February 7, 2003, the Company sold the York Property and entered into an agreement to lease it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. According to the terms of the lease, if the landlord desires to sell the York Property or to engage in certain other transactions involving a change of ownership or control of the landlord, notice shall be given to the Company by the landlord of such proposed transaction and the landlord shall give the Company an offer to purchase the York Property and a statement of the proposed purchase price and the proposed closing date for the transaction (the “Landlord’s Offer”). Upon receipt of such notice, the Company has a thirty day right of first offer (“ROFO”) to accept or reject the Landlord’s Offer. If accepted, the Company would purchase the York Property at the proposed purchase price. Management is currently assessing its rights and options with respect to the York Property. In reviewing its options, the Company and its legal advisors have come to believe that the landlord violated the Company’s rights under this provision of the lease in 2005. The Company intends to pursue its rights with respect to the ROFO and, if the Company is successful, this could result in a material benefit to the Company.

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

          Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At March 31, 2007, the carrying value of this inventory was $62.3 million. To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of March 31, 2007, December 31, 2006 and March 31, 2006, no such amounts were outstanding. Additionally, from time-to-time, the Company transacts with the principal shareholder of ACA in the normal course of its business.

          (See Notes 3, 8 and 13 for other commitments. See Notes 3, 13, 14 and 20 for other contingencies.)

12.         Gain on Sale of Land and Buildings

          In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex, which previously housed an auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007.

13.         Auction Guarantees

          From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee in the event the property sells for less than the minimum price, in which event the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. In certain of these instances, the sale proceeds ultimately realized by the Company have exceeded the amount of any prior losses recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. The Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction sharing arrangements with unaffiliated partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction.

          As of March 31, 2007, the Company had outstanding auction guarantees totaling $297.1 million, the property relating to which had a mid-estimate sales price (1) of $328.9 million. The Company’s financial exposure under these auction guarantees is reduced by $13.1 million as a result of an arrangement with an unaffiliated third party. The property related to such auction guarantees is being offered at auctions primarily in May 2007. As of March 31, 2007, $47.7 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheet (see Note 5). As of March 31, 2007, December 31, 2006 and March 31, 2006, the carrying amount of the liability related to the Company’s auction guarantees was approximately $3.9 million, $1.5 million and $1.8 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

14.         Settlement Liabilities

          In April 1997, the United States Department of Justice (the “DOJ”) began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie’s International, PLC (“Christie’s”). The Company pled guilty to a violation of U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charge s involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates is being amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates are redeemable for cash. As of March 31, 2007, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $46 million and the carrying value of such Discount Certificates reflect ed in the Consolidated Balance Sheet was approximately $45.7 million.

15.         Comprehensive Income (Loss)

          The Company’s comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account during the period. For the three months ended March 31, 2007 and 2006, comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Thousands of dollars)
Net income (loss)	$24,334	($3,977)
Other comprehensive income	3,143	1,208
Comprehensive income (loss)	$27,477	($2,769)

16.         Share-Based Payments and Dividends

          Stock Compensation Expense—For the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense totaling $5.7 million ($3.7 million after tax) and $2.8 million ($1.8 million after tax), respectively. Net cash provided by financing activities included approximately $8 million due to excess tax benefits from stock-based payment arrangements.

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”) are exercisable into authorized but unissued shares of the Company’s common stock. Stock options generally expire ten years after the date of grant. Stock options granted pursuant to the 1997 Stock Option Plan generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options granted on or after April 29, 1997 vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). In March 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an amendment to the 1997 Stock Option Plan whereby the maximum amount of shares reserved for issuance under this plan was reduced by approximately 7 million shares to 7.9 million shares. This amendment is consistent with the evolution of the Company’s equity compensation strategy towards a preference for restricted stock as opposed to stock options and was made in conjunction with shareholder approval of a 4.5 million increase in the number of shares of common stock authorized for issuance under the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”). On May 8, 2006, the Restricted Stock Plan was approved. (See “Restric ted Stock” below for a more detailed discussion of the Restricted Stock Plan.) As of March 31, 2007, the number of shares of common stock authorized for issuance under the 1997 Stock Option Plan was 7.9 million shares, of which 0.5 million shares were available for issuance.

          The fair value of stock option grants is estimated using a Black-Scholes option valuation model that uses the assumptions outlined below.

  Expected life (estimated period of time outstanding): The expected life is estimated using historical exercise behavior taking into consideration the vesting period for each grant.

  Risk-free rate of return: The risk-free rate of return is based on the comparable U.S. Treasury yield curve in effect at the time of grant for U.S Treasury securities with a maturity that approximates the expected life of the grant.

  Expected volatility: The expected volatility is based on historical volatility for a period approximately equal to the stock option’s expected life.

  Dividend yield: Dividend yield is the expected rate of dividends to be paid throughout the expected life of the option grant.

          No stock options were granted in 2006 or through the first three months of 2007.

          Changes in the number of stock options outstanding during the three months ended March 31, 2007 were as follows (shares in thousands):

	Options	Weighted Average
	Outstanding	Exercise Price
Balance at January 1, 2007	2,219	$15.65
Options canceled	-	-
Options expired	(10)	$13.77
Options exercised	(610)	$13.86
Balance at March 31, 2007	1,599	$16.32

Options Exercisable at March 31, 2007	1,345	$17.48

          The total intrinsic value for stock options exercised during the three months ended March 31, 2007 and 2006 was approximately $13.6 million and $13.9 million, respectively. The Company expects its remaining unvested stock options to vest.

          The following table summarizes additional information about stock options outstanding as of March 31, 2007 (shares and aggregate intrinsic value in thousands):

		Weighted Average
	Number	Remaining	Aggregate
	of Options	Contractual Term	Intrinsic Value

Options Outstanding	1,599	4.6 years	$44,910
Options Exercisable	1,345	4.3 years	$36,317

          For the three months ended March 31, 2007, the amount of cash received from the exercise of stock options was approximately $8.6 million and the related tax benefit was $4.4 million.

          Restricted Stock—In February 2003, the Compensation Committee approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company’s capital structure following completion of the recapitalization transaction that was completed on September 7, 2005. The purpose of the Restricted Stock Plan is to enable the Company to continue to attract and retain valued employees.

          The Restricted Stock Plan provides for the issuance of restricted shares of common stock to eligible employees, as determined by the Compensation Committee. In making such determinations, the Compensation Committee may take into account the nature of the services rendered by such employees, their present and potential contributions to the Company’s success, and such other factors as the Compensation Committee in its discretion shall deem relevant.

          Restricted stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Holdings, Inc. Executive Bonus Plan (the “EBP”) vest ratably over a three-year period and restricted shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the satisfaction of certain service and performance or market-based criteria (as discussed in more detail below). Prior to vesting, participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. On May 8, 2006, the Company’s shareholders approved an amendment and restatement of the Restricted Stock Plan whereby the maximum amount of restricted stock that may be iss ued under the Restricted Stock Plan was increased by 4.5 million shares to 6.5 million shares. As of March 31, 2007, the maximum amount of restricted stock which may be issued from the Company’s authorized but unissued or reacquired shares of common stock was 6.5 million shares, of which 3.3 million shares remained available for future grants.

          Compensation expense related to restricted stock shares grants is determined based upon the closing fair value of the Company’s stock on the business day before the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

          In February 2005, the Compensation Committee approved the adoption of the EBP, effective retroactively to January 1, 2005. The EBP was approved by a vote of shareholders on May 4, 2005. The EBP provides for the issuance of restricted stock, generally governed by the Restricted Stock Plan, and cash awards based on satisfaction of objective performance criteria set by the Compensation Committee. On May 7, 2007, the Company’s shareholders approved an amendment and restatement of the EBP whereby, among other things, the aggregate yearly limit on awards in the plan was removed and an annual limit of $3 million per participant was added.

          Restricted shares issued pursuant to the EBP vest ratably after each of the first, second and third years following the date of grant. In February 2006 and February 2007, the Compensation Committee approved the issuance of 201,621and 151,978 shares of restricted stock with fair values of $4.1 million and $5.8 million, pursuant to the EBP, respectively.

          On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, the Company agreed to grant William F. Ruprecht, the Company’s President and Chief Executive Officer, a one time award of 300,000 shares of restricted stock that will only vest for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain objective performance or market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income. Additionally, as he had in the past three years under his previous employment agreement, Mr. Ruprecht received a 2006 equity award of restricted stock. This award of 78,785 restricted shares, which was received on March 31, 2006, had a fair market value equal to $2.1 million on the date of grant and will vest in equal annual installments over four years. Mr. Ruprecht is no longer eligible to participate in the EBP, but instead, beginning in 2007, is entitled to a restricted stock award in each year, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the variability of which will be determined largely based on the extent to which the performance criteria for the EBP have been satisfied. Pursuant to this aspect of Mr. Ruprecht’s employment arrangement, Mr. Ruprecht received a grant of 57,277 restricted shares on February 9, 2007 with a fair value of $2.2 million.

          Pursuant to certain employment arrangements agreed to in the third quarter of 2006 with certain senior executives, the Company granted 427,531 shares of restricted stock that will only vest for the grantees at the end of the third and fifth years of the employment arrangements, and only if certain objective performance or market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income.

          In addition to the restricted grants discussed above, the Company also issued 258,818 shares of restricted stock in 2006 with a fair value of $6.6 million that will vest ratably after each of the first, second, third and fourth years of service following the date of grant.

          In February 2007, the Compensation Committee also approved the issuance of the following restricted stock grants:

  19,135 shares with a fair value of $0.7 million related to other executive employment arrangements. Such shares will vest ratably after each of the first, second, third and fourth years of service following the date of grant.

  469,688 shares awarded at the discretion of the Compensation Committee with a fair value of $18.2 million. These shares generally will vest ratably after each of the first, second, third and fourth years of service following the date of grant.

          Changes in the number of outstanding restricted stock shares during the three months ended March 31, 2007 were as follows (shares in thousands):

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Balance at January 1, 2007	2,081	$22.08
Restricted shares granted	698	$38.91
Restricted shares vested	(404)	$15.59
Restricted shares canceled	-	-
Balance at March 31, 2007	2,375	$28.13

          The total fair value of restricted stock shares that vested during the three months ended March 31, 2007 and 2006 was $17 million and $8.6 million, respectively, based on the closing stock price on the dates the shares vested. The Company expects its remaining unvested shares of restricted stock to vest.

          As of March 31, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock-based compensation was approximately $47.6 million and is expected to be recognized over a weighted-average period of approximately 3.3 years.

          Dividends—On February 27, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.6 million), which was paid on March 15, 2007 to shareholders of record on February 28, 2007. On May 7, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.6 million) to be paid on June 15, 2007 to shareholders of record on May 31, 2007.

17.         Variable Interest Entity

          The Company has concluded that an entity with whom its Finance segment has outstanding loans of approximately $2.8 million and to whom the Company provides management consulting services meets the definition of a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised. As the primary beneficiary of the VIE, the Company consolidates the entity as part of its Dealer segment (see Note 4).

          The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of March 31, 2007 is inventory with a carrying value of approximately $3 million. Such inventory consists entirely of artwork and is the collateral for the $2.8 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

          The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of December 31, 2006, the entity had total assets of $4.9 million, total liabilities of $3.3 million and capital of $1.6 million.

18.         Derivative Instruments

          The Company utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated future guarantee obligations. Such forward exchange contracts held by the Company are typically short-term with settlement dates less than one year from their inception. Generally, exposures related to foreign currency risks are centrally managed by the Company’s global treasury function. The Company’s objective for holding forward exchange contracts is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures. These contracts are not designated as hedging instruments under Statement of Financial Accounti ng Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at their fair value, which is based on referenced market rates. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings.

          As of March 31, 2007 and December 31, 2006, the Consolidated Balance Sheets included liabilities of $0.8 million and $1.1 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date. As of March 31, 2006, the Consolidated Balance Sheets included an asset of $0.2 million recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

19.         Discontinued Operations

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

          In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby’s International Realty trademark and certain related trademarks in Australia. The Company had expected to consummate a license agreement related to such trademarks in 2006, but such an agreement could not be reached on terms acceptable to the Company. As a result, in the second quarter of 2006, management decided to continue operating the Company’s real estate brokerage business in Australia. Accordingly, the operating results of this business, which had previously been reported as discontinued operations in the Consolidated Income Statements since the fourth quarter of 2004, have been reclassified into the Company’s results from continuing operations for all periods presented. The Australia real estate brokerage business, which is the only re maining component of the Company’s former Real Estate segment, is not material to the Company’s results of operations, financial condition or liquidity.

20.         Uncertain Tax Positions

          In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if there is less than a 50% likelihood of its being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

          The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $16.8 million. Included in this balance are $12.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in this balance are $1.5 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

          As a result of the implementation of FIN 48, the Company recognized a $1.5 million increase in the liability for unrecognized tax benefits, which was accounted for as follows (in thousands of dollars):

Reduction in Retained Earnings (cumulative effect)	$1,459
Increase in Deferred Tax Assets	$18
Increase in liability for unrecognized tax benefits	$1,477

          The Company recognizes interest net of federal tax benefit related to unrecognized tax benefits as a component of income tax expense. In addition to the adjustment above, upon the adoption of FIN 48, the Company increased its accrual for interest to $0.8 million, an increase of $0.4 million from December 31, 2006.

          The Company’s policy is to record interest related to sales, value added and other taxes as interest expense in the Company’s Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in the Company’s Consolidated Income Statements. Interest and penalties related to income taxes are recorded as a component of income tax expense (benefit) in the Company’s Consolidated Income Statements.

          The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years that are open for audit for federal purposes and for major state, local and foreign jurisdictions are as follows:

Federal:
1998 to 2006

Major state and local jurisdictions:
•	New York State: 2004 to 2006
•	New York City: 1997 to 2006
•	California: 2002 to 2006

Major foreign jurisdictions:
•	France: 1999 to 2006
•	Hong Kong: 1998 to 2006
•	U.K.: 2003 to 2006

          The Company is not aware of any issues that would cause a significant increase or decrease to the amount of unrecognized tax benefits within the next 12 months. There are currently ongoing tax audits for U.S. federal and New York City jurisdictions and in France.

21.         Recently Issued Accounting Standards

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of this standard , as well as the related disclosure requirements, and accordingly recognized the funded status of its defined benefit pension plans in the Consolidated Balance Sheet as of December 31, 2006. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the effective date of the employer’s fiscal year-end balance sheet. The requirement to measure plan assets and benefit obligations as of the date of the balance sheet is effective for the Company as of December 31, 2008. Management is evaluating the impact of adopting the measurement date provision of SFAS No. 158, if any, on the Company’s financial statements.

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
RESULTS OF OPERATIONS

Seasonality

          The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment typically reflect lower Net Auction Sales (as defined below under “Key Performance Indicators”) when compared to the second and fourth quarters and, historically, a net loss due to the fixed nature of many of the Company’s operating expenses. (See Note 2 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

          Note 4 (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

          As a result of the seasonality of the Auction segment’s business, first quarter results historically reflect a loss from continuing operations. However, in the first quarter of 2007, due in part to the continued strength of the international art market, the Company reported income from continuing operations of $24.3 million compared to a loss from continuing operations of ($3.9) million in the same period of the prior year. The strength of the market is demonstrated by a 50% increase in Net Auction Sales and a resulting 45% increase in auction and related revenues during the period. The higher level of auction and related revenues during the quarter was partially offset by higher levels of direct costs, salaries and related costs and general and administrative expenses. The Company’s results for the first quarter of 2007 are also significantly impacted by a one-time benefit of $20 million related to an insurance recovery and a $4.8 million gain on the sale of the Sussex Property (as discussed below), partially offset by $15 million in impairment charges related to goodwill and intangible assets. A more detailed discussion of each of the significant factors impacting the Company’s results from continuing operations for the three months ended March 31, 2007 is provided below. Management is encouraged by the Company’s 2007 auction sales results to date as well as by the level of consignments for the remainder of the spring auction season and currently anticipates a continuation of the strong international art market. (See statement on Forward Looking Statements.)

The Company’s results from continuing operations for the three months ended March 31, 2007 and 2006 are summarized below (in thousands of dollars):

	Three Months Ended
	March 31,		Favorable/(Unfavorable)
	2007	2006	$ Change	% Change
Revenues:
Auction and related revenues	$129,817	$89,493	$40,324	45.1%
Finance revenues	4,780	3,432	1,348	39.3%
Dealer revenues	11,847	2,231	9,616	*
License fee revenues	580	470	110	23.4%
Other revenues	375	389	(14)	(3.6%	)
Total revenues	147,399	96,015	51,384	53.5%
Expenses **	134,655	94,310	(40,345)	(42.8%	)
Operating income	12,744	1,705	11,039	*
Net interest expense	(4,812)	(8,011)	3,199	39.9%
Insurance recovery	20,000	-	20,000	N/A
Other income	1,679	246	1,433	*
Income (loss) from continuing
operations before taxes	29,611	(6,060)	35,671	*
Equity in earnings of investees,
net of taxes	709	107	602	*
Income tax expense (benefit)	5,986	(2,016)	(8,002)	*
Income (loss) from continuing operations	$24,334	($3,937)	$28,271	*

Key performance indicators:
Aggregate Auction Sales (a)	$775,489	$511,671	$263,818	51.6%
Net Auction Sales (b)	$665,915	$443,024	$222,891	50.3%
Private Sales (c)	$161,446	$114,576	$46,870	40.9%
Auction commission margin (d)	16.6%	16.7%	N/A	(0.6%)
Average loan portfolio (e)	$185,147	$142,447	$42,700	30.0%

Legend:

*	Represents a change in excess of 100%.

**	Includes an impairment loss of $15 million for goodwill and intangible assets incurred during the three months ended March 31, 2007 and a $4.8 million gain on the sale of land and buildings.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by the Company’s Auction segment.

(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(e)	Represents the average loan portfolio of the Company’s Finance segment.

Impact of Foreign Currency Translations

          For the three months ended March 31, 2007, income from continuing operations before taxes increased $35.7 million to $29.6 million when compared to the same period in the prior year. For the three months ended March 31, 2007, the favorable impact of foreign currency on income from continuing operations before taxes was approximately $2.6 million. Excluding the impact of foreign currency translations, income from continuing operations before taxes increased $33.1 million to $27 million. The components of the impact of foreign currency translations are as follows (in thousands of dollars):

Favorable /
For the Three Months Ended March 31, 2007	(Unfavorable)
Total revenues	$9,231
Total expenses	(7,180)
Operating income	2,051
Net interest expense and other	570
Impact of foreign currency translations on
income from continuing operations before taxes	$2,621

Revenues

          For the three months ended March 31, 2007 and 2006, revenues from continuing operations consist of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended March 31	2007	2006	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$110,788	$74,053	$36,735	49.6%
Auction expense recoveries	2,564	1,882	682	36.2%
Private sale commissions	11,867	7,636	4,231	55.4%
Principal activities **	773	37	736	*
Catalogue subscription revenues	1,994	1,988	6	0.3%
Other	1,831	3,897	(2,066)	(53.0%)
Total auction and related revenues	129,817	89,493	40,324	45.1%

Other revenues:
Finance revenues	4,780	3,432	1,348	39.3%
Dealer revenues **	11,847	2,231	9,616	*
License fee revenues	580	470	110	23.4%
Other	375	389	(14)	(3.6%)
Total other revenues	17,582	6,522	11,060	*

Total revenues	$147,399	$96,015	$51,384	53.5%

Legend:

*	Represents a change in excess of 100%.

**

In the fourth quarter of 2006, due to the acquisition of NMP (see “Acquisition” below) and the resulting increase in the Company’s Dealer activities, certain activities which were previously reported as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment under an executive committee responsible for the oversight of the Company’s portfolio of Dealer activities. Such activities principally include:

  The investment in and resale of art and other collectibles directly by the Company.

  The investment in art through unsecured loans made by the Company to unaffiliated art dealers. (See Note 5 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”)

  The activities of certain equity investees, including AMA.

  The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note 17 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”)

          Accordingly, revenues related to such activities, which in the first quarter of 2006 were classified as Auction and Related Revenue, are now reported as Dealer Revenues for all periods presented.

Auction and Related Revenues

          For the three months ended March 31, 2007, auction and related revenues increased $40.3 million, or 45%, to $129.8 million, when compared to the same period in the prior year. During the period, the favorable impact of foreign currency translations on auction and related revenues was approximately $8 million. Excluding the favorable impact of foreign currency translations, auction and related revenues increased $32.3 million, or 36%, principally due to increased auction commission revenues, and, to a lesser extent, a higher level of private sale commissions. Each of the significant factors impacting the increase in auction and related revenues is explained in more detail below.

          Auction Commission Revenues—For the three months ended March 31, 2007, auction commission revenues increased $36.7 million, or 50%, to $110.8 million when compared to the same period in the prior year. During the period, the favorable impact of foreign currency translations on auction commission revenues was approximately $7.3 million. Excluding the favorable impact of foreign currency translations, auction commission revenues increased $29.4 million, or 40%, to $103.5 million, principally due to the increase in Net Auction Sales. See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.

          Net Auction Sales—For the three months ended March 31, 2007, Net Auction Sales increased $222.9 million, or 50%, to $665.9 million, when compared to the same period in the prior year. During the period, the favorable impact of foreign currency translations on Net Auction Sales was approximately $44.2 million. Excluding the favorable impact of foreign currency translations, Net Auction Sales increased $178.7 million, or 40%, to $621.7 million. This increase is attributable to the following factors:

  An $87.3 million, or 43%, improvement in results from the winter Impressionist and Contemporary art sales in London, setting a Company record for a single series of Impressionist and Contemporary sales conducted in Europe.

  A $35.4 million, or 55%, increase in results from the January Old Master Paintings sales in New York, due to the sale of more lots at a higher average selling price and highlighted by the sale of Rembrandt’s Saint James the Greater for $23 million, for which there was no comparably priced painting sold in the prior period in this collecting category.

  A $32.4 million, or 74%, increase in Asian art sales in New York, reflecting continued market growth in the areas of Chinese Contemporary Art and Chinese Works of Art.

  An approximately $22 million, or 59%, increase in single-owner sales.

          Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins due, in part, to the competitive environment for such consignments. For the three months ended March 31, 2007, auction commission margin was unchanged when compared to the same period in 2006. The favorable impact of the Company’s new pricing structure that became effective in January 2007 (as discussed in more detail below) was offset by a change in the sales mix, as a more significant portion of Net Auction Sales in the first quarter of 2007 were at the high-end of the Company’s business, where auction commission margins are traditionally lower.

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

          Private Sale Commissions—The level of private sale commissions earned by the Company can vary significantly from period to period. For the three months ended March 31, 2007, private sales commissions increased $4.2 million, or 55%, when compared to the same period in the prior year, primarily due to several significant private sales completed in the U.K. This increase reflects management’s continued commitment to pursue private sale opportunities in the currently strong international art market.

          Principal Activities— Auction segment principal activities consist mainly of income or loss related to auction guarantees and gains or losses related to the sale of Auction segment inventory, as well as any decreases in the carrying value of its inventory. Auction segment inventory consists principally of objects obtained as a result of the failure of guaranteed property to sell at auction, and to a much lesser extent, objects obtained incidental to the auction process, primarily as a result of defaults by purchasers after the consignor has been paid, and the honoring of purchasers’ claims.

          For the three months ended March 31, 2007, principal activities increased $0.7 million, when compared to the same period in the prior year, primarily due to more favorable guarantee experience.

Finance Revenues

          For the three months ended March 31, 2007, Finance revenues increased $1.3 million, or 39%, to $4.8 million, when compared to the same period in the prior year, principally due to a 30% increase in the average loan portfolio balance (from $142.4 million to $185.1 million) and higher interest rates earned on the loan portfolio. The growth in the Finance segment’s client loan portfolio reflects the availability of capital to fund new loans and management’s marketing efforts in this area.

Dealer Revenues

          Dealer Revenues consist of revenues earned from the sale of Dealer segment inventory and the Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company. Dealer inventory consists principally of property held by Noortman Master Paintings B.V. (“NMP”) and objects purchased for investment purposes. NMP was acquired by the Company in June 2006 (see “Acquisition” below and Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”) Dealer revenues increased $9.6 million in the first quarter of 2007 when compared to the prior period, mostly due to incremental revenues contributed by NMP, as well as the significant sale of a painting through the Company’s other Dealer activities. These revenues are partially offset by $8.4 million in related cost of sales.

          Robert Noortman, Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. (See “Acquisition” below and Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more discussion of the acquisition and the impact of Mr. Noortman’s death.)

Expenses

           For the three months ended March 31, 2007 and 2006, expenses consist of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended March 31	2007	2006	$ Change	% Change
Direct costs of services	$17,230	$12,883	($4,347)	(33.7%)
Dealer cost of sales	8,365	-	(8,365)	N/A
Salaries and related costs	54,804	44,004	(10,800)	(24.5%)
General and administrative expenses	38,547	32,053	(6,494)	(20.3%)
Impairment loss	14,979	-	(14,979)	N/A
Depreciation and amortization expense	5,482	5,370	(112)	(2.1%)
Gain on sale of land and buildings	(4,752)	-	4,752	N/A
Total expenses	$134,655	$94,310	($40,345)	(42.8%)

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

           For the three months ended March 31, 2007, direct costs of services increased $4.3 million, or 34%, to $17.2 million, when compared to the same period in the prior year. During the period, the unfavorable impact of foreign currency translations on direct costs of services was approximately $1 million. Excluding the unfavorable impact of foreign currency translations, direct costs of services for the first quarter of 2007 increased $3.3 million, or 26%.

           The increased level of direct costs for the period is consistent with the higher level and composition of Net Auction Sales. In particular, direct costs from single-owner sales increased $1.5 million when compared to the first quarter of 2006, and there were higher shipping and promotional costs related to the very successful February Impressionist and Contemporary sales in London. Also contributing to the increase in direct costs are higher corporate marketing expenses, primarily attributable to increased spending on client service programs. The overall increase in direct costs for the period is partially offset by more favorable experience with property loss and damage claims in 2007.

Salaries and Related Costs

          For the three months ended March 31, 2007 and 2006, salaries and related costs consist of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three months ended March 31	2007	2006	$ Change	% Change

Full-time salaries	$30,405	$26,526	($3,879)	(14.6%)
Employee benefits	8,610	5,829	(2,781)	(47.7%)
Payroll taxes	4,515	4,014	(501)	(12.5%)
Incentive bonus costs	2,606	1,936	(670)	(34.6%)
Stock compensation expense	5,223	1,837	(3,386)	*
Option Exchange	504	946	442	46.7%
Other **	2,941	2,916	(25)	(0.9%)
Total salaries and related costs	$54,804	$44,004	($10,800)	(24.5%)

Legend:
*	Represents a change in excess of 100%.
**	Principally includes the cost of temporary labor and overtime.

          For the three months ended March 31, 2007, salaries and related costs increased $10.8 million, or 25%, to $54.8 million, when compared to the same period in the prior year. During the period, the unfavorable impact of foreign currency translations on salaries and related costs was approximately $2.6 million. Excluding the unfavorable impact of foreign currency translations, salaries and related costs for the first quarter of 2007 increased $8.2 million, or 19%, principally due to higher full-time salaries, stock compensation costs and employee benefit costs. See discussion below for an explanation of the factors contributing to the overall increase in salaries and related expenses.

          Full-Time Salaries—For the three months ended March 31, 2007, full-time salaries increased $3.9 million, or 15%, to $30.4 million, when compared to the same period in the prior year. During the period, the unfavorable impact of foreign currency translations on full-time salaries was approximately $1.4 million. Excluding the impact of unfavorable foreign currency translations, full-time salaries increased $2.5 million, or 9%, to $29 million principally due to strategic headcount additions subsequent to the first quarter of 2006, as well as limited salary increases.

          Stock Compensation Expense—For the three months ended March 31, 2007, stock compensation expense (excluding costs related to the Option Exchange) increased $3.4 million to $5.2 million, when compared to the same period in the prior year. This increase is attributable to incremental costs from restricted stock awarded primarily in February 2007, as well as stock compensation costs resulting from compensation arrangements with certain senior executives consummated in the spring and summer of 2006.

          For the year ended December 31, 2007, stock compensation expense is expected to increase approximately $11.2 million to a total of $24.5 million when compared to 2006 principally due to restricted stock granted in February 2007. A portion of this total ($4.7 million) is related to shares of restricted stock granted in 2006 to certain senior executives that will only vest for the recipients at the end of a minimum employment period and only if certain objective performance and market-based criteria are met. (See statement on Forward Looking Statements.)

          Employee Benefit Costs—For the three months ended March 31, 2007, employee benefit costs increased $2.8 million, or 48%, to $8.6 million, when compared to the same period in the prior year. During the period, the unfavorable impact of foreign currency translations on employee benefits was approximately $0.5 million. Excluding the impact of unfavorable foreign currency translations, employee benefits increased $2.3 million, or 40%, to $8.1 million. The higher level of employee benefit costs is primarily due to $1.6 million in severance costs attributable to strategic initiatives committed to in the first quarter of 2007 that will result in staff reductions in certain lower end sales categories in New York, London and Amsterdam (see “Strategic Initiatives” below). Also contributing to the increase in employee benefits costs is a $0.9 million increase in costs related to the Company’s U.K. defined benefit pension plan (the “U.K. Pension Plan”; see Note 10 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

          As disclosed in the Company’s Form 10-K for the year ended December 31, 2006, actuarial losses related to the U.K. Pension Plan were approximately $91 million ($63.7 million, after tax) as of the date of the most recent plan actuarial valuation (September 30, 2006). These losses accumulated over several years as a result of differences in actual experience compared to projected experience and were specifically influenced by a general trend of lower discount rates, driven by the U.K. interest rate environment, as well as the adoption of updated mortality tables reflecting more recent data on longer life expectancies. These losses, which are reflected in the Consolidated Balance Sheets on an after-tax basis within accumulated other comprehensive loss until recognized in net pension cost, are being systematically recognized as an increase in future net pension cost in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” In 2007, management projects an increase of approximately $4 million in costs related to the U.K. Pension Plan, principally due to higher amortization of such unrecognized losses, as well as higher interest costs resulting from an increase in the projected benefit obligation. (See statement on Forward Looking Statements.)

General and Administrative Expenses

           For the three months ended March 31, 2007, general and administrative expenses increased $6.5 million, or 20%, to $38.5 million, when compared to the same period in the prior year. During the period, the unfavorable impact of foreign currency translations on general and administrative expenses was approximately $1.3 million. Excluding the unfavorable impact of foreign currency translations, general and administrative expenses increased $5.2 million, or 16%, to $37.2 million. The overall increase in general and administrative expenses during the period is largely attributable to the following factors:

  A $4.2 million, or 57%, increase in professional fees, which is partially attributable to a $1.3 million increase in costs associated with the Company’s outsourced catalogue production operations, mainly in the U.K. Also contributing to the increase are approximately $1.6 million in tax staffing support fees, and to a lesser extent, higher consulting and legal fees supporting various strategic initiatives.

  A $1 million, or 21%, increase in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the period. Also contributing to the increase in travel and entertainment costs during the period are price increases for airfares and other travel costs.

  General and administrative costs of $0.8 million related to NMP, which was acquired in June 2006 and for which there were no comparable costs in the same period of the prior year.

  Various smaller increases in other general and administrative expenses.

           For the three months ended March 31, 2007, the overall increase in general and administrative expenses was partially offset by a $0.8 million decrease in antitrust related expenses due to a litigation accrual related to the settlement of the Canadian Competition Bureau investigation recorded in the first quarter of 2006, for which there was no comparable event in the current period.

Impairment Loss and Insurance Recovery

          On June 7, 2006, the Company acquired Noortman Master Paintings B.V., a pre-eminent art dealer. (See Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more detailed information related to the acquisition of NMP.) Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman.

          As a result of Mr. Noortman’s death, NMP’s intangible assets and goodwill were tested for impairment during the first quarter of 2007 and, as a result, the Company recorded impairment charges of approximately $15 million in the Dealer segment related to NMP’s goodwill ($7.3 million), customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). (See Notes 6 and 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

          Also as a result of Mr. Noortman’s death, the Company became entitled to a $20 million death benefit under a key man life insurance policy that the Company had purchased in conjunction with the acquisition of NMP. Accordingly, in the first quarter of 2007, the Company recognized a $20 million insurance recovery in its Consolidated Income Statement within non-operating income for the three months ended March 31, 2007. The Company collected this amount in April 2007.

Gain on Sale of Land and Buildings

           In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex, which previously housed an auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007, for which there was no comparable transaction or gain in the prior period.

Net Interest Expense

          Due to the substantial improvement in the Company’s operating results, there were significantly higher average cash balances and short-term investments and a lower level of outstanding revolving credit facility borrowings during the first quarter of 2007, when compared to the same period in the prior year. As a result, for the three months ended March 31, 2007, net interest expense decreased $3.2 million, or 40%, to $4.8 million, when compared to the same period in 2006. This increase includes a $2.2 million increase in interest income and a $1 million decrease in interest expense. (See “Liquidity and Capital Resources” below and Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Income Tax Expense

           The effective tax rate related to continuing operations was approximately 21% in the first quarter of 2007, compared to approximately 33% in 2006. This decrease is primarily due to the fact that the $20 million in insurance proceeds from the key man life insurance policy covering Mr. Robert C. Noortman (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are non-taxable. This benefit was partially offset by $15 million in impairment charges related to Noortman Master Paintings (see Notes 3, 6 and 7 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) which are non-deductible.

FINANCIAL CONDITION AS OF MARCH 31, 2007

          This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

          For the three months ended March 31, 2007, total cash and cash equivalents decreased $137.5 million primarily due to the factors discussed below.

          Cash Used by Operating Activities—Net cash used by operating activities of $263.1 million for the three months ended March 31, 2007 is principally due to the following factors:

  A $181.5 million net decrease in amounts owed to clients principally due to the timing and settlement of auction sales.

  A $53.9 million decrease in accounts payable and accrued liabilities, partially due to the funding of incentive bonuses accrued in 2006.

  The purchase of $27.7 million in assets held in a rabbi trust to fund the liability related to the Sotheby’s Deferred Compensation Plan (see Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

  A $20.6 million net increase in inventory principally due to the acquisition of property during the period.

          Partially offsetting these cash outflows from operations was net income of $24.3 million earned during the first quarter of 2007.

          Cash Used by Investing Activities—Net cash provided by investing activities of $115.8 million for the three months ended March 31, 2007 is principally due to a $126 million net decrease in short-term investments, a $7.4 million decrease in restricted cash and $6.2 million in proceeds received from the sale of land and buildings in the U.K. These investing cash inflows are partially offset by a $21 million net increase in client loans and $3.7 million in capital expenditures.

          Cash Provided by Financing Activities—Net cash provided by financing activities of $9.6 million for the three months ended March 31, 2007 is principally due to $8.6 million in proceeds from the exercise of stock options and $8 million in excess tax benefits resulting from stock option exercises and the vesting of restricted stock in the first quarter of 2007. These financing cash inflows are partially offset by $6.6 million in dividend payments.

SHARES OUTSTANDING

          Diluted weighted average shares outstanding for the three months ended March 31, 2007 increased by approximately 8 million shares, or 14%, when compared to the same period in the prior year, primarily as a result of the impact of employee stock option exercises since the beginning of 2006, which has resulted in the issuance of approximately 4.6 million additional shares of the Company’s Common Stock, the issuance of 1.9 million shares in conjunction with the acquisition of NMP in June 2006 and the impact of restricted stock issuances to employees over the last year. As a result of these events, management expects weighted average diluted shares outstanding for the six months ended June 30, 2007 to be in the range of approximately 65.5 million. (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

           The following table summarizes the Company’s material contractual obligations and commitments as of March 31, 2007:

	Payments Due by Period
		Less Than			After 5
	Total	One Year	1 to 3 Years	3 to 5 Years	Years
	(Thousands of dollars)
Long-term debt (1)
Principal payments	$100,000	$ -	$100,000	$-	$ -
Interest payments	13,177	6,875	6,302	-	-
Sub-total	113,177	6,875	106,302	-	-

Other commitments:
York Property capital lease	364,849	19,287	40,237	41,610	263,715
Operating lease obligations	79,731	15,521	22,005	9,626	32,579
Discount Certificates (2)	46,039	46,039	-	-	-
Note payable to Arcimboldo (3)	13,878	2,776	11,102	-	-
Employment arrangements (4)	21,256	6,786	9,671	4,799	-
Sub-total	525,753	90,409	83,015	56,035	296,294

Total	$638,930	$97,284	$189,317	$56,035	$296,294

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

(3)	See Note 3 in Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

(4)

Represents the remaining commitment for future salaries as of March 31, 2007 related to employment arrangements with nine employees, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants. (See Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

          From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee in the event the property sells for less than the minimum price, in which event the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. In certain of these instances, the sale proceeds ultimately realized by the Company have exceeded the amount of any prior losses recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. The Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction sharing arrangements with unaffiliated partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction.

          As of March 31, 2007, the Company had outstanding auction guarantees totaling $297.1 million, the property relating to which had a mid-estimate sales price (1) of $328.9 million. The Company’s financial exposure under these auction guarantees is reduced by $13.1 million as a result of an arrangement with an unaffiliated third party. The property related to such auction guarantees is being offered at auctions primarily in May 2007. As of March 31, 2007, $47.7 million of the guaranteed amount had been advanced by the Company and is recorded within notes receivable and consignor advances in the Consolidated Balance Sheet (see Note 5). As of March 31, 2007, December 31, 2006 and March 31, 2006, the carrying amount of the liability related to the Company’s auction guarantees was approximately $3.9 million, $1.5 million and $1.8 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          As of April 30, 2007, the Company had outstanding auction guarantees totaling $326 million, the property relating to which had a mid-estimate sales price (1) of $365.2 million. The Company’s financial exposure under these auction guarantees is reduced by $14.7 million as a result of arrangements with unaffiliated third parties. The property related to such auction guarantees is being offered at auctions primarily in May and June 2007. As of May 3, 2007, $57.9 million of the guaranteed amount had been advanced by the Company and will be recorded within notes receivable and consignor advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

           In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $15.7 million and $27.6 million at March 31, 2007 and April 30, 2007, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated future guarantee obligations. Such forward exchange contracts held by the Company are typically short-term with settlement dates less than one year from their inception. Generally, exposures related to foreign currency risks are centrally managed by the Company’s global treasury function. The Company’s objective for holding forward exchange contracts is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at their fair value, which is based on referenced market rates. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings.

          At March 31, 2007, the Company had $160.7 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

          As of March 31, 2007 and December 31, 2006, the Consolidated Balance Sheets included liabilities of $0.8 million and $1.1 million, respectively, recorded within accounts payable and accrued liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date. As of March 31, 2006, the consolidated balance sheets included an asset of $0.2 million recorded within prepaid expenses and other current assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

CONTINGENCIES

          For information related to Contingencies, see Note 11 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

UNCERTAIN TAX POSITIONS

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if there is less than a 50% likelihood of its being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

          The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $16.8 million. Included in this balance are $12.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in this balance are $1.5 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

          As a result of the implementation of FIN 48, the Company recognized a $1.5 million increase in the liability for unrecognized tax benefits, which was accounted for as follows (in thousands of dollars):

Reduction in Retained Earnings (cumulative effect)	$1,459
Increase in Deferred Tax Assets	$18
Increase in liability for unrecognized tax benefits	$1,477

           The Company recognizes interest net of federal tax benefit related to unrecognized tax benefits as a component of income tax expense. In addition to the adjustment above, upon the adoption of FIN 48, the Company increased its accrual for interest to $0.8 million, an increase of $0.4 million from December 31, 2006.

          The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years that are open for audit for federal purposes and for major state, local and foreign jurisdictions are as follows:

Federal:
1998 to 2006

Major state and local jurisdictions:
• New York State: 2004 to 2006
• New York City: 1997 to 2006
• California: 2002 to 2006

Major foreign jurisdictions:
• France: 1999 to 2006
• Hong Kong: 1998 to 2006
• U.K.: 2003 to 2006

          The Company is not aware of any issues that would cause a significant increase or decrease to the amount of unrecognized tax benefits within the next 12 months. There are currently ongoing tax audits for U.S. federal and New York City jurisdictions and in France.

LIQUIDITY AND CAPITAL RESOURCES

          On September 7, 2005, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans made by the Company in the U.S. and the U.K. (i.e., notes receivable and consignor advances) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of March 31, 2007, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available and borrowing base under the BofA Credit Agreement was $267.1 million. As of April 27, 2007, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity available under the BofA Credit Agreement was $288.2 million.

          The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise, the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008. Management expects to be able to demonstrate its ability to redeem and repay the Notes in full on the required date. (See Note 8 of Notes to

Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more information related to the Notes.)

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

          On February 27, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.6 million) that was paid to shareholders of record as of February 28, 2007 on March 15, 2007. On May 7, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.6 million) to be paid on June 15, 2007 to shareholders of record as of May 31, 2007. It is the intention of the Company to continue to pay quarterly dividends at this rate (an annual rate of $0.40 per share), subject to Board approval and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three months ended March 31, 2006, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 6.6%. For the three months ended March 31, 2007, the Company had no borrowings under the BofA Credit Agreement.

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

          The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of the quarterly dividend discussed above, as well as the short-term commitments to be funded prior to March 31, 2007 included in the table of contractual obligations above.

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

          On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “DCP”), effective January 1, 2007. The DCP replaced the Sotheby’s, Inc. 1988 Benefit Equalization Plan and the Sotheby’s, Inc. 2005 Benefit Equalization Plan (together, the “BEP”). The DCP incorporates best practice features of contemporary non-qualified plans, including providing participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Employee deferrals and Company contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. DCP liabilities are financed through the trust using Company-owned variable life insurance, as well as other investments. The unfunded liability for the BEP, which totaled $24.1 million as of December 31, 2006, was transferred into the DCP on January 1, 2007. The Company funded this amount into the rabbi trust on February 8, 2007, as well as an additional $3.6 million in the first quarter of 2007. (See Note 9 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information related to the Deferred Compensation Plan.)

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

           In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Effective December 31 2006, the Company adopted the balance sheet recognition provisions of this standard, as well as the related disclosure requirements, and accordingly recognized the funded status of its defined benefit pension plans in the Consolidated Balance Sheet as of December 31, 2006. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the effective date of the employer’s fiscal year-end balance sheet. The requirement to measure plan assets and benefit obligations as of the date of the balance sheet is effective for the Company as of December 31, 2008. Management is evaluating the impact of adopting the measurement date provision of SFAS No. 158, if any, on the Company’s financial statements.

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

STRATEGIC INITIATIVES

          In recent years, the Company’s focus on the high end of the art market has been an important contributor to its success. Accordingly, management has initiated significant organizational changes, which will include globally reorganizing its management of client relationships and investing in those areas most valued by its major clients. For example, a significant corporate web site enhancement will provide clients with real-time access to their account data and balances, as well as information on current and historical transactions, auction tracking services and enhanced media content.

          In line with the Company’s strategy, in February 2007, management decided to refocus its business portfolio. Accordingly, the Company will discontinue auctions at Olympia in London, which traditionally has processed sales at a much lower price point than the rest of the Company. In addition, there will be staff reductions in lower end sales categories in New York and Amsterdam. The Company expects these actions, which are guided by local statutory consultation guidelines and which have resulted in severance charges totaling $1.6 million for the three months ended March 31, 2007, to reduce headcount by approximately five percent globally. This strategic initiative will significantly reduce the quantity of lots offered for sale at auction, which is expected to result in cost savings and operating efficiencies. However, the Company will invest a portion of these savings in new staff, in order to better focus on client relationships and grow revenues, which management expects will more than offset the lost revenue on lower end sales categories. The Company is implementing many of these strategic changes during the first half of 2007, and expects to begin realizing the benefits in the second half of 2007 and increasingly in future years. Accordingly, there could be an unfavorable impact on short-term operating results. (See statement on Forward Looking Statements.)

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments, notes receivable and consignor advances, trust assets related to the deferred compensation liability, credit facility borrowings, long-term debt, the deferred compensation liability, the note payable to Arcimboldo (see Note 3 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and the liability for the Discount Certificates issued in connection with the settlement of certain civil antitrust litigation (see Note 14 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

          The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company’s cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

          As of March 31, 2007, a hypothetical strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $14.9 million.

           The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated future guarantee obligations. At March 31, 2007, the Company had $160.7 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note 18 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements”.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of March 31, 2007, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2007.

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

Seasonality of the Company’s auction business

          The worldwide art auction market has two principal selling seasons, spring and autumn. The Company’s revenues and operating income may be affected as described under “Seasonality” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Strategic Initiatives

          As discussed in more detail within “Strategic Initiatives” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” management is undertaking certain strategic initiatives designed to refocus the Company’s business portfolio. The Company’s future operating results are dependent in part on the success of management in implementing the Company’s strategic plans.

Value of artworks

          The art market is not a highly liquid trading market, as a result of which the valuation of artworks is inherently subjective and the realizable value of artworks often varies over time. Accordingly, the Company is at risk both as to the value of art held as inventory and as to the value of artworks pledged as collateral for Finance segment loans.

U.K. Pension Plan

          Future costs related to the Company’s U.K. defined benefit pension plan are heavily influenced by changes in interest rates, investment performance in the debt and equity markets and actuarial assumptions, all of which are unpredictable. (See “Salaries and Related Costs—Employee Benefits” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Income taxes

          The Company operates in many tax jurisdictions throughout the world. Variations in taxable income in the various jurisdictions in which the Company does business can have a significant impact on its effective tax rate.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits –

	10.1	Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated January 25, 2007, effective January 22, 2007.

	10.2	Severance Agreement between Sotheby’s and Ann Jackson, dated March 5, 2007, effective February 22, 2007.

	10.3	Amendment No. 3 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated January 2, 2007.

	10.4	Seventh Amendment to the Agreement of Partnership, dated January 12, 2007, of Acquavella Modern Art, between Sotheby’s Nevada, Inc and Acquavella Contemporary Art.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(i)	On January 17, 2007, the Company filed a current report on Form 8-K under Item 8.01 “Other Events.”

	(ii)	On January 31, 2007, the Company filed a current report on Form 8-K under Item 1.01 “Entry into a Material Definitive Agreement.”

	(iii)	On March 7, 2007, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

	(iv)	On March 9, 2007, the Company filed a current report on Form 8-K under Item 1.01 “Entry into a Material Definitive Agreement.”

	(v)	On March 29, 2007, the Company filed a current report on Form 8-K under Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney
Kevin M. Delaney
Vice President,
Controller and Chief
Accounting Officer

Date: May 8, 2007

Exhibit Index

Exhibit No.	Description
10.1	Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated January 25, 2007, effective January 22, 2007.

10.2	Severance Agreement between Sotheby’s and Ann Jackson, dated March 5, 2007, effective February 22, 2007.

10.3	Amendment No. 3 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated January 2, 2007.

10.4	Seventh Amendment to the Agreement of Partnership, dated January 12, 2007, of Acquavella Modern Art, between Sotheby’s Nevada, Inc and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002