Form 10-Q
period 2007-06-30
SOTHEBYS
filed 2007-08-09
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

As of July 31, 2007, there were 66,207,843 outstanding shares of Common Stock, par value $0.10 per share, of the registrant.

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Auction and related revenues	$313,479	$242,877	$443,296	$332,370
Finance revenues	4,219	3,550	8,999	6,982
Dealer revenues	20,495	634	32,341	2,865
License fee revenues	822	722	1,402	1,192
Other revenues	492	516	868	905

Total revenues	339,507	248,299	486,906	344,314

Expenses:
Direct costs of services	30,235	23,228	47,466	36,111
Dealer cost of sales	17,167	—	25,532	—
Salaries and related costs	85,090	70,338	139,894	114,342
General and administrative expenses	44,243	31,155	82,790	63,208
Depreciation and amortization expense	5,312	5,292	10,794	10,663
Impairment loss	—	—	14,979	—
Gain on sale of land and buildings	—	—	(4,752)	—

Total expenses	182,047	130,013	316,703	224,324

Operating income	157,460	118,286	170,203	119,990

Interest income	3,972	1,109	6,694	1,628
Interest expense	(7,133)	(8,370)	(14,668)	(16,900)
Insurance recovery	—	—	20,000	—
Other income (expense)	51	(816)	1,730	(570)

Income from continuing operations before taxes	154,350	110,209	183,959	104,148
Equity in earnings of investees, net of taxes	1,040	402	1,749	509
Income tax expense	48,042	38,232	54,028	36,214

Income from continuing operations	107,348	72,379	131,680	68,443

Discontinued operations:
Loss from discontinued operations before taxes	—	(1,419)	—	(1,486)
Income tax benefit	—	(488)	—	(513)

Loss from discontinued operations	—	(931)	—	(973)

Net income	$107,348	$71,448	$131,680	$67,470

Basic earnings per share:
Earnings from continuing operations	$1.68	$1.21	$2.08	$1.17
Loss from discontinued operations	—	(0.02)	—	(0.02)

Basic earnings per share	$1.68	$1.20	$2.08	$1.15

Diluted earnings per share:
Earnings from continuing operations	$1.64	$1.17	$2.02	$1.14
Loss from discontinued operations	—	(0.02)	—	(0.02)

Diluted earnings per share	$1.64	$1.16	$2.02	$1.12

Basic and diluted weighted average shares outstanding:
Basic	63,750	59,740	63,453	58,437
Diluted	65,561	61,608	65,319	60,221

Cash dividends paid per common share	$0.10	$—	$0.20	$—

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars)

	June 30, 2007	December 31, 2006	June 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$302,986	$221,094	$92,767
Restricted cash	13,430	11,356	16,151
Short-term investments	20,000	126,042	—
Accounts receivable, net of allowance for doubtful accounts of $6,094, $5,935 and $5,876	857,010	390,061	587,619
Notes receivable and consignor advances, net of allowance for credit losses of $1,058, $1,154 and $977	147,597	152,070	95,575
Inventory	155,603	115,955	100,172
Deferred income taxes	6,983	6,984	9,861
Income tax receivable	523	—	199
Prepaid expenses and other current assets	24,439	24,265	60,086

Total Current Assets	1,528,571	1,047,827	962,430

Non-Current Assets:
Notes receivable	31,811	56,474	44,896
Fixed assets, net of accumulated depreciation and amortization of $168,445, $158,718 and $144,934	221,910	226,522	221,746
Goodwill	26,264	34,709	53,129
Intangible assets, net	5,988	12,780	—
Investments	21,579	23,107	26,132
Deferred income taxes	83,643	67,784	45,707
Trust assets related to deferred compensation liability	30,352	—	—
Other assets	7,642	7,962	6,036

Total Assets	$1,957,760	$1,477,165	$1,360,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$815,613	$558,250	$482,763
Accounts payable and accrued liabilities	188,499	152,685	169,488
Settlement liabilities	28,435	45,765	46,015
Accrued income taxes	61,802	19,856	20,272
Deferred income taxes	2,286	2,286	32
Other current liabilities	9,820	10,349	8,580

Total Current Liabilities	1,106,455	789,191	727,150

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $161, $209 and $255	99,839	99,791	99,745
Credit facility borrowings	—	—	10,000
York Property capital lease obligation	168,112	168,986	169,817
Deferred gain on sale of York Property	16,552	17,117	17,681
Pension liabilities	57,940	55,273	—
Deferred income taxes	11,483	4,345	—
Accrued income taxes	3,792	—	—
Deferred compensation liability	29,252	24,158	21,840
Other liabilities	10,915	16,617	19,053

Total Liabilities	1,504,340	1,175,478	1,065,286

Commitments and contingencies (see Note 11)

Shareholders’ Equity:
Common Stock, $0.10 par value	6,611	6,473	6,298
Authorized shares at June 30, 2007—200,000,000
Issued and outstanding shares at June 30, 2007—66,198,015
Issued and outstanding shares at December 31, 2006—64,795,100
Issued and outstanding shares at June 30, 2006—63,079,837
Additional paid-in capital	226,828	197,047	161,499
Retained earnings	276,626	160,055	133,424
Accumulated other comprehensive loss	(56,645)	(61,888)	(6,431)

Total Shareholders’ Equity	453,420	301,687	294,790

Total Liabilities and Shareholders’ Equity	$1,957,760	$1,477,165	$1,360,076

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended

	June 30, 2007	June 30, 2006

Operating Activities:
Net income	$131,680	$67,470

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	10,794	10,663
Gain on sale of land and buildings	(4,752)	—
Impairment loss	14,979	—
Equity in earnings of investees	(1,749)	(509)
Deferred income tax (benefit) expense	(5,054)	17,441
Stock compensation expense	13,466	6,453
Non-cash defined benefit pension expense	4,560	3,220
Asset provisions	2,672	2,200
Amortization of discount related to antitrust matters	958	1,400
Excess tax benefits from stock-based compensation	(11,252)	(8,584)
Other	(533)	3,940

Changes in assets and liabilities:
Increase in accounts receivable	(459,330)	(232,370)
Increase in inventory	(36,963)	(10,874)
Increase in prepaid expenses and other current assets	(225)	(5,815)
Decrease in other long-term assets	416	428
Purchase of trust assets related to the deferred compensation liability	(28,844)	—
Funding of settlement liabilities	(18,270)	(17,425)
Increase in due to consignors	247,890	109,940
Decrease (increase) in income tax receivable and deferred income tax assets	(14,012)	(3,887)
Increase in accrued income taxes and deferred income tax liabilities	61,942	13,527
Increase in accounts payable and accrued liabilities and other liabilities	22,572	174

Net cash used by operating activities	(69,055)	(42,608)

Investing Activities:
Funding of notes receivable and consignor advances	(169,777)	(162,105)
Collections of notes receivable and consignor advances	204,121	165,772
Purchases of short-term investments	(314,475)	—
Proceeds from maturities of short-term investments	420,517	—
Capital expenditures	(7,178)	(4,507)
Proceeds from the sale of land and buildings	6,163	—
Acquisition, net of cash acquired	(1,301)	—
Distributions from equity investees	4,400	575
Increase in restricted cash	(1,969)	(8,165)

Net cash provided (used) by investing activities	140,501	(8,430)

Financing Activities:
Proceeds from revolving credit facility borrowings	—	353,838
Repayments of revolving credit facility borrowings	—	(379,992)
Dividends paid	(13,287)	—
Repayment of acquiree bank debt	—	(9,531)
Decrease in York Property capital lease obligation	(789)	(689)
Proceeds from exercise of employee stock options	12,744	45,692
Excess tax benefits from stock-based compensation	11,252	8,584

Net cash provided by financing activities	9,920	17,902

Effect of exchange rate changes on cash and cash equivalents	526	947

Increase (decrease) in cash and cash equivalents	81,892	(32,189)
Cash and cash equivalents at beginning of period	221,094	124,956

Cash and cash equivalents at end of period	$302,986	$92,767

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

          The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s (or, together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

          Additional Paid-In Capital and Retained Earnings—The June 30, 2006 balances of Additional Paid-In Capital and Retained Earnings have been restated to $161.5 million and $133.4 million, respectively, to properly reflect the cumulative effect of previously unrecorded non-cash stock compensation charges, net of taxes, related to the years 1999 to 2003. The original amounts reported for Additional Paid-In Capital and Retained Earnings as of June 30, 2006 were $157.7 million and $137.2 million, respectively.

          Dealer Revenues—In the fourth quarter of 2006, due to the acquisition of Noortman Master Paintings (or “NMP”) (see Note 3) and the resulting increase in the Company’s Dealer activities, certain activities which were previously included as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment (see Note 4). Accordingly, revenues related to such activities, which in the first quarter of 2006 were classified within Auction and Related Revenues, are now reported as Dealer Revenues for all periods presented.

          In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim financial statements included herein have been made.

2.	Seasonality of Business

          The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results of the Auction segment typically reflect a lower volume of auction activity when compared to the second and fourth quarters and, historically, a net loss due to the fixed nature of many of the Company’s operating expenses.

3.	Acquisition

          On June 7, 2006, the Company and Arcimboldo S.A. (“Arcimboldo”), a private limited liability company incorporated under the laws of Luxembourg, entered into a sale and purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Noortman Master Paintings, a company incorporated under the laws of the Netherlands and a pre-eminent art dealer. The acquisition of NMP has provided the Company with the opportunity to expand its dealer activities. NMP is based in Maastricht, the Netherlands.

          Robert C. Noortman, who was the Managing Director of NMP and sole shareholder of Arcimboldo and also guaranteed the obligations of Arcimboldo under the Purchase Agreement, died unexpectedly on January 14, 2007. Following Mr. Noortman’s death, his guarantee under the Purchase Agreement remains binding on his estate. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. NMP’s results are included in the Company’s Condensed Consolidated Income Statements beginning on June 1, 2006.

          Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration is based on the actual number of shares issued using the closing price of Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the fair value of certain restrictions on the future transfer of the Initial Consideration, as discussed in more detail below. The fair value of these restrictions was determined by an independent valuation expert. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years (as discussed in more detail below) and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of an $11.7 million payable to Sotheby’s. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the three-year term. The first and second installments of €2.1 million ($2.6 million) and €2.1 million ($2.8 million) under the note payable were made on July 26, 2006 and June 7, 2007, respectively. The remaining payments under the note payable are due according to the following schedule: €4.2 million ($5.6 million) on June 7, 2008 and €4.2 million ($5.6 million) on June 7, 2009. As of June 30, 2007, the carrying value of the note payable was $10.4 million. The current portion of the note payable ($5 million) is recorded in the June 30, 2007 Condensed Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities. The non-current portion of the note payable ($5.4 million) is recorded in the June 30, 2007 Condensed Consolidated Balance Sheet within Other Liabilities.

          If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

          An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $42.75 per share on July 31, 2007, the Additional Consideration has a fair value of approximately $20.8 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

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

          In conjunction with the acquisition of NMP, the Company purchased a key man life insurance policy of $20 million covering Mr. Noortman. As a result of Mr. Noortman’s death on January 14, 2007, the Company became entitled to the $20 million death benefit under the policy and accordingly recorded such amount as non-operating income in its Condensed Consolidated Income Statement in the first quarter of 2007. The Company collected this amount in April 2007.

          In the first quarter of 2007, the Company completed its valuation of the NMP assets acquired (including intangible assets) and liabilities assumed. The fair value of the art-related assets acquired was estimated by a team of qualified art experts. The fair value of all other NMP assets and liabilities was estimated utilizing a number of techniques and independent appraisals. The table below, which is presented

in thousands of dollars, summarizes the final allocation of the purchase price to the NMP assets acquired and liabilities assumed. The Goodwill related to NMP is not tax deductible.

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

**

As a result of Mr. Noortman’s death in January 2007, the Company recorded an impairment loss of $7.3 million in the first quarter of 2007 related to NMP’s Goodwill. See Note 6 for additional information on the Goodwill related to NMP and the impairment charge.

The amount allocated to Intangible Assets relates to customer relationships ($12 million), the NMP trade name ($2.8 million) and a non-compete agreement ($0.9 million). As a result of Mr. Noortman’s death in January 2007, the Company recorded an impairment loss of $7.7 million in the first quarter of 2007 related to NMP’s intangible assets. See Note 7 for additional information on the Intangible Assets related to NMP and the impairment charge.

The total impairment charges recorded in the first quarter of 2007 related to NMP’s Goodwill and Intangible Assets were approximately $15 million.

4.	Segment Reporting

The Company’s continuing operations are organized under three business segments—Auction, Finance and Dealer.

          In the fourth quarter of 2006, due to the acquisition of NMP (see Note 3) and the resulting increase in the Company’s Dealer activities, certain activities which were previously included as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment. Such activities include:

•	The investment in and resale of art and other collectibles directly by the Company.

•	The investment in art through unsecured loans made by the Company to unaffiliated art dealers (see Note 5).

•	The activities of certain equity investees, including Acquavella Modern Art.

•

The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note 17.)

All prior period segment information has been revised for comparability to reflect this change in the Company’s segment reporting.

The table below presents the Company’s revenues from continuing operations by operating segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Thousands of dollars)

Auction	$313,479	$242,877	$443,296	$332,370
Finance	4,748	4,109	9,955	7,763
Dealer	20,495	634	32,341	2,865
All Other	1,314	1,238	2,270	2,097

	340,036	248,858	487,862	345,095
Reconciling item:
Intercompany charges between Finance and Auction*	(529)	(559)	(956)	(781)

Total revenues from continuing operations	$339,507	$248,299	$486,906	$344,314

*

Represents charges between the Finance segment and the Auction segment for certain client loans. Such intercompany charges were immaterial to the Finance segment prior to the second quarter of 2006 and, therefore, were not included in Finance segment revenues. Such charges, which are eliminated in consolidation, are included in Finance segment revenues and in Auction segment direct costs for all periods presented.

          The table below presents income before taxes for the Company’s operating segments, as well as a reconciliation of segment income before taxes to Income from Continuing Operations Before Taxes for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Thousands of dollars)

Auction	$154,864	$108,755	$173,655	$102,030
Finance	266	164	1,803	526
Dealer (see Note 3)	1,378	323	(12,725)	2,017
All Other	(89)	640	406	1,033

Segment income before taxes	156,419	109,882	163,139	105,606

Unallocated amounts and reconciling items:
Insurance recovery (see Note 3)	—	—	20,000	—
Gain on sale of land and buildings (see Note 12)	—	—	4,752	—
Antitrust related (expenses) recoveries	(42)	1,634	(103)	778
Amortization of interest related to Antitrust matters (see Note 14)	(320)	(647)	(958)	(1,400)
Equity in earnings of investees*	(1,707)	(660)	(2,871)	(836)

Income from continuing operations before taxes	$154,350	$110,209	$183,959	$104,148

*

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in income before taxes for the Dealer segment, but are presented net of taxes below Income from Continuing Operations Before Taxes in the Condensed Consolidated Income Statements.

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2007, December 31, 2006 and June 30, 2006:

	June 30, 2007	December 31, 2006	June 30, 2006

	(Thousands of dollars)

Auction	$1,574,565	$1,066,089	$1,003,360
Finance	163,525	178,548	148,245
Dealer	128,039	156,710	150,925
All Other	482	1,050	1,779

Total segment assets	1,866,611	1,402,397	1,304,309
Unallocated amounts:

Deferred tax assets and income tax receivable	91,149	74,768	55,767

Consolidated Assets	$1,957,760	$1,477,165	$1,360,076

5.	Notes Receivable and Consignor Advances

          The Company provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The majority of the Company’s secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of June 30, 2007, such loans totaled $57.5 million and represented 32% of net Notes Receivable and Consignor Advances. The property related to such loans had a low auction estimate of approximately $97.4 million. The Company’s loans are predominantly variable interest rate loans.

          The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $2.2 million, $2.1 million and $0.2 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

          In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. The total of all such unsecured loans was $2.2 million and $1.9 million at June 30, 2007 and December 31, 2006, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph. The Company did not have any such unsecured loans outstanding as of June 30, 2006.

          At June 30, 2007, two term loans issued to the same borrower totaling $22.2 million and one other term loan issued to another borrower totaling $20 million comprised approximately 12% and 11%, respectively, of the net Notes Receivable and Consignor Advances balance.

As of June 30, 2007, December 31, 2006 and June 30, 2006, Notes Receivable and Consignor Advances consist of the following:

	June 30, 2007	December 31, 2006	June 30, 2006

	(Thousands of dollars)
Current:
Consignor advances	$44,375	$47,974	$9,492
Term loans	104,280	105,250	87,060
Allowance for credit losses	(1,058)	(1,154)	(977)

Sub-total	147,597	152,070	95,575

Non-current:
Consignor advances	2,200	5,400	176
Term loans	29,611	51,074	44,720

Sub-total	31,811	56,474	44,896

Notes receivable and consignor advances (net)	$179,408	$208,544	$140,471

          The weighted average interest rates charged on Notes Receivable and Consignor Advances were 7.7% and 6.7% for the three months ended June 30, 2007 and 2006, respectively. The weighted average interest rates charged on Notes Receivable and Consignor Advances were 8.1% and 7.4% for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, Notes Receivable and Consignor Advances include $21.1 million of Auction segment consignor advances related to auction guarantees, which are charged below market interest rates. Excluding these Auction segment advances, substantially all of the Company’s remaining Notes Receivable and Consignor Advances relate to the Finance segment’s loan portfolio and earned weighted average interest rates of 10.7% and 10% for the six months ended June 30, 2007 and 2006, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,

	2007	2006

	(Thousands of dollars)

Allowance for credit losses at January 1	$1,154	$792
Change in loan loss provision	(110)	237
Write-offs	—	(69)
Foreign currency exchange rate changes	14	17

Allowance for credit losses at June 30	$1,058	$977

6.	Goodwill

          The Company has Goodwill related to its Auction and Dealer segments. The Goodwill in the Dealer segment is solely attributable to NMP, which was acquired on June 7, 2006 (see Note 3). Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman.

          As a result of Mr. Noortman’s death, Goodwill related to NMP was tested for impairment and, as a result, the Company recorded an impairment charge of $7.3 million in the first quarter of 2007. The fair value of NMP utilized in determining the amount of the impairment loss was estimated using a discounted cash flow methodology.

          In March 2007, the Company’s Auction segment acquired an auction house in Continental Europe, resulting in $1.4 million of Goodwill based on the Company’s preliminary purchase price allocation. The Company expects to complete the allocation of the purchase price before the end of 2007. This acquisition is not material to the Company.

For the six months ended June 30, 2007 and 2006, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006

	Auction	Dealer	Total	Auction	Dealer	Total

Balance as of January 1	$13,660	$21,049	$34,709	$13,447	$—	$13,447
Goodwill acquired	1,434	—	1,434	—	39,542	39,542
Allocation of purchase price (see Note 3)	—	(2,844)	(2,844)	—	—	—
Impairment loss	—	(7,300)	(7,300)	—	—	—
Foreign currency exchange rate changes	57	208	265	140	—	140

Balance as of June 30	$15,151	$11,113	$26,264	$13,587	$39,542	$53,129

          The June 30, 2006 Goodwill balance related to the Dealer segment was based on the preliminary purchase price allocation performed for NMP. This purchase price allocation was completed in the first quarter of 2007. As a result, subsequent to June 30, 2006, amounts initially classified as Goodwill were allocated among Intangible Assets ($15.7 million), Inventory ($11.6 million), Fixed Assets ($2.7 million) and Other Long-Term Assets ($0.4 million). Additionally, Deferred Tax Liabilities of $8.4 million were recorded to reflect the impact of taxable temporary differences between the book and tax bases of certain acquired assets and liabilities, resulting in a corresponding increase to Goodwill.

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

          As a result of Mr. Noortman’s death, the Company recorded an impairment loss in the first quarter of 2007 of $7.7 million in the Dealer segment related to NMP’s customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). The impairment charge related to Mr. Noortman’s non-compete agreement resulted in the write-off of its entire remaining carrying value. The fair values of NMP’s Intangible Assets utilized in determining the amount of the impairment charges were based on independent appraisals.

As of June 30, 2007, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name	$2,085

Amortizable intangible assets:
Customer Relationships	$4,565	(662)	$3,903

As of December 31, 2006, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name	$2,502

Amortizable intangible assets:
Customer Relationships	$11,376	$(1,658)	$9,718
Non-compete agreement	605	(45)	560

Total	$11,981	$(1,703)	$10,278

Estimated amortization expense for the remaining useful life of NMP’s customer relationships will be $0.7 million for the remainder of 2007, $1.3 million in 2008 and 2009, and $0.6 million in 2010.

8.	Credit Arrangements

          Bank Credit Facility—The Company has a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. In May 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million. As discussed in more detail below, in July 2007, the Company further amended the BofA Credit Agreement to enhance the flexibility related to its limitations regarding capital expenditures and dividend payments.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by the Company in the U.S. and the United Kingdom (the “U.K.”) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of June 30, 2007, there were no outstanding borrowings under the BofA Credit Agreement, and the amount of borrowing base available and unused borrowing capacity under the BofA Credit Agreement was $268 million.

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

          The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (ii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in the July 2007 amendment to the BofA Credit Agreement, is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. On July 25, 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Accordingly, the amount currently available for distribution as dividend payments was increased. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and six months ended June 30, 2006, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 7.6% and 6.9%, respectively. For the three and six months ended June 30, 2007, the Company had no borrowings under the BofA Credit Agreement.

          Through June 30, 2007, the Company has paid underwriting, structuring and amendment fees of $2.8 million related to the BofA Credit Agreement, which are being amortized on a straight-line basis to interest expense over the term of the facility.

          Senior Unsecured Debt—In February 1999, the Company issued a tranche of long-term debt securities (defined above as the “Notes”), pursuant to the Company’s $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants. As of June 30, 2007, aggregate future principal and interest payments due under the Notes are as follows (in thousands):

1 year	$6,875
2 years	106,302

Total future principal and interest payments	$113,177

Interest Expense—For the three and six months ended June 30, 2007 and 2006, interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Thousands of dollars)

Senior secured credit facility:
Interest expense on outstanding borrowings	$—	$712	$—	$1,558
Amortization of amendment and arrangement fees	144	142	288	280
Commitment fees	190	153	380	327

Sub-total	334	1,007	668	2,165

Interest expense on York Property capital lease obligation	4,422	4,464	8,854	8,932
Interest expense on long-term debt	1,743	1,741	3,485	3,482
Amortization of discount related to antitrust matters (see Note 14)	320	647	958	1,400
Other interest expense	314	511	703	921

Total	$7,133	$8,370	$14,668	$16,900

9.	Deferred Compensation Plan

          On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “DCP”), effective January 1, 2007. The DCP replaced the Sotheby’s, Inc. 1988 Benefit Equalization Plan and the Sotheby’s, Inc. 2005 Benefit Equalization Plan (together, the “BEP”).

          The DCP incorporates best practice features of contemporary non-qualified plans, including providing participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Employee deferrals and Company contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. DCP liabilities are financed through the trust using Company-owned variable life insurance, as well as other investments. The unfunded liability for the BEP, which totaled $24.1 million as of December 31, 2006, was transferred into the DCP on January 1, 2007. The Company funded this amount into the rabbi trust on February 8, 2007, as well as an additional $4.7 million in the first half of 2007.

          As of June 30, 2007, the DCP liability totaled $29.3 million and the assets held in the rabbi trust totaled $30.4 million. Changes in the DCP liability resulting from gains (which increase the DCP liability) and losses (which decrease the DPC liability) in deemed participant investments are recognized currently in the Condensed Consolidated Income Statement within Salaries and Related

Costs. For the three and six months ended June 30, 2007, net gains in deemed participant investments totaled $0.9 million and $1.2 million, respectively. The trust assets consist of $18.7 million in equity securities, which are classified as trading securities and reflected at their fair value in the Condensed Consolidated Balance Sheet within Trust Assets Related to Deferred Compensation Liability, and $11.7 million in Company-owned variable life insurance, which is reflected at its cash surrender value in the Condensed Consolidated Balance Sheet within Trust Assets Related to Deferred Compensation Liability. Gains or losses resulting in changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Condensed Consolidated Income Statements within Other Income (Expense). For the three and six months ended June 30, 2007, such net gains totaled $0.9 million and $1.5 million, respectively. As of June 30, 2007, the fair value of the trading securities includes approximately $31 thousand in unrealized gains.

10.	Defined Benefit Pension Plan

          The Company contributes to a defined benefit pension plan covering most U.K. employees (the “U.K. Pension Plan”). In 2007, the Company expects to contribute approximately $3.3 million to the U.K. Pension Plan. For the three and six months ended June 30, 2007 and 2006, the components of net pension cost related to the U.K. Pension Plan are:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Thousands of dollars)

Service cost	$2,077	$1,650	$4,138	$3,236
Interest cost	4,114	3,186	8,196	6,247
Expected return on plan assets	(4,936)	(4,107)	(9,832)	(8,053)
Amortization of actuarial loss	1,512	846	3,012	1,659
Amortization of prior service cost	22	67	43	131
Special termination benefits	102	—	102	—

Net pension cost	$2,891	$1,642	$5,659	$3,220

          The table below details the amounts in accumulated other comprehensive loss expected to be recognized as components of net pension cost, net of taxes, for the year ended December 31, 2007 (in thousands of dollars):

Amortization of actuarial loss	$4,305
Amortization of prior service cost	63

Total	$4,368

11.	Commitments and Contingencies

          Employment Arrangements—As of June 30, 2007, the Company had employment arrangements with nine employees, which expire at various points between August 2008 and June 2011. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for participation in the Company’s Executive Bonus Plan, annual equity grants, and severance payments and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants, was approximately $19.7 million as of June 30, 2007.

          Lending Commitments—In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $10.9 million at June 30, 2007.

Legal Actions—The Company becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

          York Property—The Company’s North American Auction, Dealer and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the “York Property”). On February 7, 2003, the Company sold the York Property and entered into an agreement to lease it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. According to the terms of the lease, if the landlord desires to sell the York Property or to engage in certain other transactions involving a change of ownership or control of the landlord, notice shall be given to the Company by the landlord of such proposed transaction and the landlord shall give the Company an offer to purchase the York Property and a statement of the proposed purchase price and the proposed closing date for the transaction (the “Landlord’s Offer”). Upon receipt of such notice, the Company has a thirty day right of first offer (“ROFO”) to accept or reject the Landlord’s Offer. If accepted, the Company would purchase the York Property at the proposed purchase price. Management is currently assessing its rights and options with respect to the York Property. In reviewing its options, the Company and its legal advisors have come to believe that the landlord violated the Company’s rights under this provision of the lease in 2005. The Company is pursuing its rights with respect to the ROFO and, if the Company is successful, this could result in a material benefit to the Company.

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

          Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At June 30, 2007, the carrying value of this inventory was $59.7 million. To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of June 30, 2007, December 31, 2006 and June 30, 2006, no such amounts were outstanding. Additionally, from time to time, the Company transacts with the principal shareholder of ACA in the normal course of its business.

(See Notes 3, 8 and 13 for other commitments. See Notes 3, 13, 14 and 20 for other contingencies.)

12.	Gain on Sale of Land and Buildings

          In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex in the U.K., which previously housed an auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007.

13.	Auction Guarantees

          From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee in the event the property sells for less than the minimum price, in which event the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. The sale proceeds ultimately realized by the Company, in certain of these instances, may exceed the amount of any prior losses recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. The Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction sharing arrangements with unaffiliated partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction.

          As of June 30, 2007, the Company had outstanding auction guarantees totaling $47.6 million, the property relating to which had a mid-estimate sales price (1) of $53.2 million. As of June 30, 2007, $21.1 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 5). The property related to such auction guarantees is being offered at auctions primarily in the second half of 2007. As of June 30, 2007, December 31, 2006 and June 30, 2006, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.8 million, $1.5 million and $0.9 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

14.	Settlement Liabilities

          In conjunction with the settlement of certain civil antitrust litigation, in May 2003, the Company issued to the class of plaintiff’s vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or its principal competitor Christie’s International, PLC in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates were redeemable for cash. As of June 30, 2007, the face value of unused Discount Certificates that the Company could be required to redeem was $28.4 million, which is reflected as a Current Liability in the Condensed Consolidated Balance Sheet. Due to the unpredictability of Discount Certificate redemption activity, it is possible that actual future redemptions could be materially less than the current carrying value of the related liability, which would result in the reversal of any remaining liability upon the expiration of the Discount Certificates on May 14, 2008.

15.	Comprehensive Income

          The Company’s comprehensive income includes net income for the period, as well as other comprehensive income, which consists of the change in the foreign currency translation adjustment account and credits related to the amortization of prior service cost and actuarial losses from the Company’s U.K. pension plan (net of taxes) during the period. For the three and six months ended June 30, 2007 and 2006, comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Thousands of dollars)
Net income	$107,348	$71,448	$131,680	$67,470
Foreign currency exchange rate gains	1,553	3,535	3,094	4,743
Amortization of prior service cost and actuarial losses from U.K. pension plan, net of taxes	1,081	—	2,149	—

Comprehensive income	$109,982	$74,983	$136,923	$72,213

16.	Share-Based Payments and Dividends

          Stock Compensation Expense—For the three months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense totaling $7.7 million ($5.3 million after tax) and $3.7 million ($2.4 million after tax), respectively. For the six months ended June 30, 2007 and 2006, the Company recorded stock-based compensation totaling $13.5 million ($9.3 million after tax) and $6.5 million ($4.3 million after tax).

For the six months ended June 30, 2007, net cash provided by financing activities included approximately $11.3 million due to excess tax benefits from stock-based payment arrangements.

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”) are exercisable into authorized but unissued shares of the Company’s common stock. Stock options generally expire ten years after the date of grant and generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). In March 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an amendment to the 1997 Stock Option Plan whereby the maximum amount of shares reserved for issuance under this plan was reduced by approximately 7 million shares to 7.9 million shares. This amendment is consistent with the evolution of the Company’s equity compensation strategy towards a preference for restricted stock as opposed to stock options and was made in conjunction with shareholder approval of a 4.5 million increase in the number of shares of common stock authorized for issuance under the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”), which was approved on May 8, 2006. (See “Restricted Stock” below for a more detailed discussion of the Restricted Stock Plan.) As of June 30, 2007, 0.5 million shares of common stock were available for issuance under the 1997 Stock Option Plan for new stock option grants.

The fair value of stock option grants is estimated using a Black-Scholes option valuation model that uses the assumptions outlined below:

•	Expected life (estimated period of time outstanding): The expected life is estimated using historical exercise behavior taking into consideration the vesting period for each grant.

•

Risk-free rate of return: The risk-free rate of return is based on the comparable U.S. Treasury yield curve in effect at the time of grant for U.S. Treasury securities with a maturity that approximates the expected life of the grant.

•	Expected volatility: The expected volatility is based on historical volatility for a period approximately equal to the stock option’s expected life.

•	Dividend yield: Dividend yield is the expected rate of dividends to be paid throughout the expected life of the option grant.

No stock options were granted in 2006 or through the first six months of 2007.

Changes in the number of stock options outstanding during the six months ended June 30, 2007 were as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price

Balance at January 1, 2007	2,219	$15.65
Options canceled	—	—
Options expired	(10)	$13.77
Options exercised	(882)	$14.89

Balance at June 30, 2007	1,327	$16.14

Options Exercisable at June 30, 2007	1,073	$17.55

          The total intrinsic value for stock options exercised during the six months ended June 30, 2007 and 2006 was approximately $22.2 million and $20.1 million, respectively. The Company expects its remaining unvested stock options to vest.

The following table summarizes additional information about stock options outstanding as of June 30, 2007 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options Outstanding	1,327	4.6 years	$39,530
Options Exercisable	1,073	4.2 years	$30,553

          For the six months ended June 30, 2007, the amount of cash received from the exercise of stock options was approximately $12.7 million and the related tax benefit was $7.1 million. For the six months ended June 30, 2006, the amount of cash received from the exercise of stock options was $45.7 million and the related tax benefit was $6.3 million.

          Restricted Stock—In February 2003, the Compensation Committee approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company’s capital structure following the recapitalization transaction that was completed on September 7, 2005. The purpose of the Restricted Stock Plan is to enable the Company to continue to attract and retain valued employees.

The Restricted Stock Plan provides for the issuance of restricted shares of common stock to eligible employees, as determined by the Compensation Committee. In making such determinations, the

Compensation Committee may take into account the nature of the services rendered by such employees, their present and potential contributions to the Company’s success, and such other factors as the Compensation Committee in its discretion deems relevant.

          Restricted stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) vest ratably over a three-year period and restricted shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the satisfaction of certain service and performance or market-based criteria (as discussed in more detail below). Prior to vesting, participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. On May 8, 2006, the Company’s shareholders approved an amendment and restatement of the Restricted Stock Plan whereby the maximum amount of restricted stock that may be issued under the Restricted Stock Plan was increased by 4.5 million shares to 6.5 million shares. As of June 30, 2007, 3.4 million shares of common stock remained available for future grants.

          Compensation expense related to restricted stock shares grants is determined based upon the closing fair value of the Company’s stock on the business day before the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

          In February 2005, the Compensation Committee approved the adoption of the EBP, effective retroactively to January 1, 2005. The EBP was approved by a vote of shareholders on May 4, 2005. The EBP provides for the issuance of restricted stock, generally governed by the Restricted Stock Plan, and cash awards based on satisfaction of objective performance criteria set by the Compensation Committee. On May 7, 2007, the Company’s shareholders approved an amendment and restatement of the EBP whereby, among other things, the aggregate yearly limit on awards under the plan was removed and an annual limit of $3 million per participant was added.

          Restricted shares issued pursuant to the EBP vest ratably after each of the first, second and third years following the date of grant. In February 2006 and February 2007, the Compensation Committee approved the issuance of 201,621 and 151,978 shares of restricted stock with fair values of $4.1 million and $5.8 million, respectively, pursuant to the EBP.

          On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, the Company agreed to grant William F. Ruprecht, the Company’s President and Chief Executive Officer, a one time award of 300,000 shares of restricted stock that will only vest for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain objective performance or market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income. Additionally, as he had in the past three years under his previous employment agreement, Mr. Ruprecht received a 2006 equity award of restricted stock. This award of 78,785 restricted shares, which was received on March 31, 2006, had a fair market value equal to $2.1 million on the date of grant and will vest in equal annual installments over four years. Mr. Ruprecht is no longer eligible to participate in the EBP, but instead, beginning in 2007, is entitled to a restricted stock award in each year, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the variability of which will be determined largely based on the extent to which the performance criteria for the EBP have been satisfied. Pursuant to this provision of Mr. Ruprecht’s employment arrangement, Mr. Ruprecht received a grant of 57,277 restricted shares on February 9, 2007 with a fair value of $2.2 million.

          Pursuant to certain employment arrangements agreed to in the third quarter of 2006 with certain senior executives, the Company granted 427,531 shares of restricted stock that will only vest for the grantees at the end of the third and fifth years of their employment arrangements, and only if certain objective performance or market-based criteria are satisfied. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income.

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

•

469,688 shares awarded at the discretion of the Compensation Committee with a fair value of $18.2 million. These shares generally will vest ratably after each of the first, second, third and fourth years of service following the date of grant.

In May 2007, the Compensation Committee approved the issuance of a restricted stock grant of 10,000 shares to a newly hired executive.

Changes in the number of outstanding restricted stock shares during the six months ended June 30, 2007 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value

Balance at January 1, 2007	2,081	$22.08
Restricted shares granted	708	$39.07
Restricted shares vested	(475)	$16.60
Restricted shares canceled	—	—

Balance at June 30, 2007	2,314	$28.41

          The total fair value of restricted stock shares that vested during the six months ended June 30, 2007 and 2006 was $20.5 million and $12.8 million, respectively, based on the closing stock price on the dates the shares vested. The Company expects its remaining unvested shares of restricted stock to vest.

          As of June 30, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock-based compensation was approximately $42 million and is expected to be recognized over a weighted-average period of approximately 3 years.

          Dividends— On February 27, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.6 million) that was paid to shareholders of record as of February 28, 2007 on March 15, 2007.

          On May 7, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.7 million) that was paid to shareholders of record as of May 31, 2007 on June 15, 2007.

          On August 8, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10 million) to be paid on September 15, 2007 to shareholders of record as of August 31, 2007.

17.	Variable Interest Entity

          The Company has concluded that an entity with whom its Finance segment has outstanding loans of approximately $2.9 million and to whom the Company provides management consulting services meets the definition of a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised. As the primary beneficiary of the VIE, the Company consolidates the entity as part of its Dealer segment (see Note 4).

          The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of June 30, 2007 is inventory with a carrying value of approximately $3.3 million. Such inventory consists entirely of artwork and is the collateral for the $2.9 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

          The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of March 31, 2007, the entity had total assets of $7 million, total liabilities of $5.4 million and capital of $1.6 million.

18.	Derivative Instruments

          The Company utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts held by the Company are typically short-term with settlement dates less than one year from their inception. Exposures related to foreign currency risks are centrally managed by the Company’s global treasury function. The Company’s objective for holding forward exchange contracts is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair value, which is based on referenced market rates. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings.

          As of June 30, 2007 and December 31, 2006, the Condensed Consolidated Balance Sheets included liabilities of $0.3 million and $1.1 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates. As of June 30, 2006, the Condensed Consolidated Balance Sheets included an asset of $1.1 million recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

19.	Discontinued Operations

          In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the U.S. As a result, such operations qualified for treatment as discontinued operations in the fourth quarter of 2003. Included in the Company’s results from discontinued operations for the three and six months ended June 30, 2006 is a litigation accrual related to events that occurred prior to the sale of SIR.

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

          The Company recognizes interest net of federal tax benefits related to unrecognized tax benefits as a component of income tax expense. In addition to the adjustment above, upon the adoption of FIN 48 in the first quarter of 2007, the Company increased its accrual for such interest to $0.8 million, an increase of $0.4 million from December 31, 2006. In the second quarter of 2007, the Company increased its accrual for such interest to $0.9 million, an increase of $0.5 million from December 31, 2006.

          The Company’s policy is to record interest related to sales, value added and other taxes as interest expense in the Company’s Condensed Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in the Company’s Condensed Consolidated Income Statements. Interest and penalties related to income taxes are recorded as a component of Income Tax Expense (Benefit) in the Company’s Condensed Consolidated Income Statements.

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

          The Company is not aware of any issues that would cause a significant increase or decrease to the amount of unrecognized tax benefits within the next 12 months. There are currently ongoing tax audits for U.S. federal and New York City jurisdictions and in France. The Company anticipates that these audits may be completed within the next 12 months.

          In the second quarter of 2007, there were ongoing negotiations with domestic and foreign income tax auditors. As a result of these negotiations, in the second quarter of 2007, the Company increased its liability for unrecognized tax benefits by $1.6 million.

21.	Recently Issued Accounting Standards

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of this standard, as well as the related disclosure requirements, and accordingly recognized the funded status of its defined benefit pension plans in the Consolidated Balance Sheet as of December 31, 2006. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the effective date of the employer’s fiscal year-end balance sheet. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for the Company as of December 31, 2008. Management is evaluating the impact of adopting the measurement date provision of SFAS No. 158, if any, on the Company’s financial statements.

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

          In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF No. 06-11 requires the recognition of income tax benefits realized from dividend or dividend equivalents that are charged to retained earnings and paid to employees for unvested employee share-based payment awards as an increase to additional paid-in capital. The provisions of EITF No. 06-11 are effective for the Company as of January 1, 2008. Management is evaluating the impact of adopting EITF No. 06-11, if any, on the Company’s financial statements.

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

          Specifically, in MD&A, the Company makes reference to Adjusted EBITDA, which is defined as income from continuing operations excluding income tax expense, net interest expense and depreciation and amortization expense, as well as the impairment loss and insurance recovery related to Noortman Master Paintings (or “NMP”) (see “Impairment Loss and Insurance Recovery” below), and the gain recognized on the sale of land and buildings (see “Gain on Sale of Land and Buildings” below). Management believes that Adjusted EBITDA provides a useful supplemental performance measure of the Company’s operations and financial performance. Management also believes that Adjusted EBITDA-based measures are used by many investors, equity analysts and rating agencies as a measure of the Company’s financial performance. It is important to note that Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and should not be considered as an alternative to income from continuing operations determined in accordance with GAAP.

          Management also utilizes these non-GAAP financial measures in analyzing its operating results. A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure is presented in the “Overview” section under “Results of Operations” below.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

          Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

          The Company’s income from continuing operations for the three and six months ended June 30, 2007 increased $35 million, or 48%, and $63.2 million, or 92%, respectively, when compared to the same periods in the prior year, reflecting the continuing strength of the international art market, as Net Auction Sales and Private Sales (both defined below under “Key Performance Indicators”) increased significantly from the prior year. Total revenues for the three and six months ended June 30, 2007 increased $91.2 million, or 37%, and $142.6 million, or 41%, respectively, largely as a result of the higher level of sales activity. The increase in total revenues was partially offset by a higher level of operating expenses, which increased $52 million, or 40%, and $92.4 million, or 41%, respectively, when compared to the prior periods. Results for the six months ended June 30, 2007 include an impairment loss ($15 million) and insurance recovery ($20 million) related to NMP (see “Impairment Loss and Insurance Recovery” below), as well as a $4.8 million gain on the sale of land and buildings (see “Gain on Sale of Land and Buildings” below).

          Management is encouraged by the current level of consignments for its auctions scheduled throughout the remainder of 2007. (See statement on Forward Looking Statements and Item 1A, “Risk Factors.”)

          The Company’s results from continuing operations for the three and six months ended June 30, 2007 and 2006 are summarized below (in thousands of dollars):

	Three Months Ended June 30,		Favorable/(Unfavorable)

	2007	2006	$ Change	% Change

Revenues:
Auction and related revenues	$313,479	$242,877	$70,602	29.1%
Finance revenues	4,219	3,550	669	18.8%
Dealer revenues	20,495	634	19,861	*
License fee revenues	822	722	100	13.9%
Other revenues	492	516	(24)	(4.7%)

Total revenues	339,507	248,299	91,208	36.7%
Expenses	182,047	130,013	(52,034)	(40.0%)

Operating income	157,460	118,286	39,174	33.1%
Net interest expense	(3,161)	(7,261)	4,100	56.5%
Other income (expense)	51	(816)	867	*

Income from continuing operations before taxes	154,350	110,209	44,141	40.1%
Equity in earnings of investees, net of taxes	1,040	402	638	*
Income tax expense	48,042	38,232	(9,810)	(25.7%)

Income from continuing operations	$107,348	$72,379	$34,969	48.3%

Key performance indicators:
Aggregate Auction Sales (a)	$2,099,298	$1,480,777	$618,521	41.8%
Net Auction Sales (b)	$1,808,028	$1,281,559	$526,469	41.1%
Private Sales (c)	$172,554	$118,956	$53,598	45.1%
Auction commission margin (d)	16.0%	16.6%	N/A	(3.6%)
Average loan portfolio (e)	$177,912	$150,107	$27,805	18.5%
Adjusted EBITDA (f)	$164,530	$123,422	$41,108	33.3%

	Six Months Ended June 30,		Favorable/(Unfavorable)

	2007	2006	$ Change	% Change

Revenues:
Auction and related revenues	$443,296	$332,370	$110,926	33.4%
Finance revenues	8,999	6,982	2,017	28.9%
Dealer revenues	32,341	2,865	29,476	*
License fee revenues	1,402	1,192	210	17.6%
Other revenues	868	905	(37)	(4.1%)

Total revenues	486,906	344,314	142,592	41.4%
Expenses **	316,703	224,324	(92,379)	(41.2%)

Operating income	170,203	119,990	50,213	41.8%
Net interest expense	(7,974)	(15,272)	7,298	47.8%
Insurance recovery	20,000	—	20,000	N/A
Other income (expense)	1,730	(570)	2,300	*

Income from continuing operations before taxes	183,959	104,148	79,811	76.6%
Equity in earnings of investees, net of taxes	1,749	509	1,240	*
Income tax expense	54,028	36,214	(17,814)	(49.2%)

Income from continuing operations	$131,680	$68,443	$63,237	92.4%

Key performance indicators:
Aggregate Auction Sales (a)	$2,874,787	$1,992,448	$882,339	44.3%
Net Auction Sales (b)	$2,473,943	$1,724,583	$749,360	43.5%
Private Sales (c)	$334,000	$233,532	$100,468	43.0%
Auction commission margin (d)	16.2%	16.6%	N/A	(2.4%)
Average loan portfolio (e)	$181,529	$146,277	$35,252	24.1%
Adjusted EBITDA (f)	$195,825	$130,919	$64,906	49.6%

Legend:

*	Represents a change in excess of 100%.

**

Includes an impairment loss of $15 million related to NMP goodwill and intangible assets and a $4.8 million gain on the sale of land and buildings, both of which were recorded in the first quarter of 2007.

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

          The following is a reconciliation of Adjusted EBITDA (see “Use of Non-GAAP Financial Measures” above) to income from continuing operations for the three and six months ended June 30, 2007 and 2006 (in thousands of dollars):

Three Months Ended June 30,	2007	2006

Adjusted EBITDA	$164,530	$123,422
Income tax expense related to continuing operations	(48,042)	(38,232)
Income tax expense related to earnings from equity investees	(667)	(258)
Net interest expense	(3,161)	(7,261)
Depreciation and amortization expense	(5,312)	(5,292)

Income from continuing operations	$107,348	$72,379

Six Months Ended June 30,	2007	2006

Adjusted EBITDA	$195,825	$130,919
Income tax expense related to continuing operations	(54,028)	(36,214)
Income tax expense related to earnings from equity investees	(1,122)	(327)
Gain on sale of land and buildings	4,752	—
Impairment loss	(14,979)	—
Insurance recovery	20,000	—
Net interest expense	(7,974)	(15,272)
Depreciation and amortization expense	(10,794)	(10,663)

Income from continuing operations	$131,680	$68,443

          Please see below for a more detailed discussion of the significant factors impacting the Company’s results from continuing operations for the three and six months ended June 30, 2007.

Impact of Foreign Currency Translations

          For the three and six months ended June 30, 2007, foreign currency translations had a net favorable impact of approximately $4.3 million and $6.5 million, respectively, on the Company’s income from continuing operations before taxes. The components of this favorable impact were as follows (in thousands of dollars):

For the three months ended June 30, 2007	Favorable / (Unfavorable)

Total revenues	$10,090
Total expenses	(5,723)

Operating income	4,367
Net interest expense and other	(64)

Impact of foreign currency translations on Income from continuing operations before taxes	$4,303

For the six months ended June 30, 2007	Favorable / (Unfavorable)

Total revenues	$19,410
Total expenses	(12,944)

Operating income	6,466
Net interest expense and other	5

Impact of foreign currency translations on Income from continuing operations before taxes	$6,471

          For the three and six months ended June 30, 2007 and 2006, revenues consist of the following (in thousands of dollars):

	Three Months Ended June 30,		Favorable/(Unfavorable)

	2007	2006	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$289,757	$212,773	$76,984	36.2%
Auction expense recoveries	6,782	6,523	259	4.0%
Private sale commissions	12,892	9,546	3,346	35.1%
Principal activities **	(506)	9,476	(9,982)	*
Catalogue subscription revenues	2,193	2,280	(87)	(3.8%)
Other	2,361	2,279	82	3.6%

Total auction and related revenues	313,479	242,877	70,602	29.1%

Other revenues:
Finance revenues	4,219	3,550	669	18.8%
Dealer revenues **	20,495	634	19,861	*
License fee revenues	822	722	100	13.9%
Other	492	516	(24)	(4.7%)

Total other revenues	26,028	5,422	20,606	*

Total revenues	$339,507	$248,299	$91,208	36.7%

	Six Months Ended June 30,		Favorable/(Unfavorable)

	2007	2006	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$400,545	$286,826	$113,719	39.6%
Auction expense recoveries	9,346	8,405	941	11.2%
Private sale commissions	24,759	17,182	7,577	44.1%
Principal activities **	267	9,513	(9,246)	(97.2%)
Catalogue subscription revenues	4,186	4,268	(82)	(1.9%)
Other	4,193	6,176	(1,983)	(32.1%)

Total auction and related revenues	443,296	332,370	110,926	33.4%

Other revenues:
Finance revenues	8,999	6,982	2,017	28.9%
Dealer revenues **	32,341	2,865	29,476	*
License fee revenues	1,402	1,192	210	17.6%
Other	868	905	(37)	(4.1%)

Total other revenues	43,610	11,944	31,666	*

Total revenues	$486,906	$344,314	$142,592	41.4%

Legend:

*	Represents a change in excess of 100%.

**

In the fourth quarter of 2006, due to the acquisition of NMP (see “Acquisition” below) and the resulting increase in the Company’s Dealer activities, certain activities which were previously reported as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment. Such activities principally include:

	•	The investment in and resale of art and other collectibles directly by the Company.

•

The investment in art through unsecured loans made by the Company to unaffiliated art dealers. (See Note 5 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

•	The activities of certain equity investees, including Acquavella Modern Art. (See Note 11 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

•

The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note 17 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Accordingly, revenues related to such activities, which for the three and six months ended June 30, 2006, were classified as Principal Activities within Auction and Related Revenues, are now reported as Dealer Revenues for all periods presented.

          See discussion below for an explanation of the significant factors contributing to the overall increase in revenues, which should be read with reference to the table directly above.

Auction and Related Revenues

          For the three and six months ended June 30, 2007, auction and related revenues increased $70.6 million, or 29%, and $110.9 million, or 33%, respectively, when compared to the same periods in the prior year. These increases are principally due to increased auction commission revenues, and, to a much lesser extent, a higher level of private sale commissions. Additionally, for the three and six months ended June 30, 2007, auction and related revenues increased $9.4 million and $17.4 million, respectively, due to favorable changes in foreign currency exchange rates. Each of the significant factors impacting the increase in auction and related revenues is explained in more detail below.

          Auction Commission Revenues—For the three and six months ended June 30, 2007, auction commission revenues increased $77 million, or 36%, and $113.7 million, or 40%, respectively, when compared to the same periods in the prior year principally due to an increase in Net Auction Sales; partially offset by a slight deterioration in auction commission margin. (See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.) Additionally, for the three and six months ended June 30, 2007, auction commission revenues increased $8.6 million and $15.9 million, respectively, due to changes in foreign currency exchange rates.

          Net Auction Sales—For the three months ended June 30, 2007, Net Auction Sales increased $526.5 million, or 41%, when compared to the same period in the prior year. During the current period, Net Auction Sales were favorably impacted by changes in foreign currency exchange rates, which contributed approximately $47 million to the overall increase. The remainder of the increase is attributable to the following factors:

•

A $306 million, or 48%, improvement in results from this year’s spring Impressionist and Contemporary art sales in New York and London. The significant improvement in these results is indicative of the continued strength of these fine arts markets, as works sold at a significantly higher average selling price than in the prior period.

•

A $37 million increase in the spring Antiquities sale in New York, which included the record sale of a bronze figure of Artemis and the Stag for $25.5 million, for which there was no comparably priced offering in the equivalent sale in the prior period.

•	A $30 million, or 68%, increase in sales of 19th Century European Paintings in Europe.

•	A $25 million, or 26%, increase in various-owner sales in Asia, which includes sales conducted in Hong Kong, Singapore and Australia.

•	A $24 million, or 35%, increase in sales of Jewelry, primarily due to a $14.5 million increase in the results from the spring sale of Magnificent Jewels in Switzerland.

•	A $28 million, or 58%, increase in second quarter single-owner sales.

          For the six months ended June 30, 2007, Net Auction Sales increased $749.4 million, or 44%, when compared to the same period in the prior year. During the period, Net Auction Sales were favorably impacted by changes in foreign currency exchange rates, which contributed approximately $91 million to the overall increase. The remainder of the increase is largely the result of the second quarter sales increases discussed above, as well as the Company’s strong first quarter Net Auction Sales, which included:

•	An $87 million, or 43%, improvement in results from the winter Impressionist and Contemporary art sales in London.

•

A $35 million, or 55%, increase in results from the January Old Master Paintings sales in New York highlighted by the sale of Rembrandt’s Saint James the Greater for $23 million, for which there was no comparably priced painting sold in the prior period in this collecting category.

•	A $32 million, or 74%, increase in Asian art sales in New York, reflecting continued market growth in the areas of Chinese Contemporary Art and Chinese Works of Art.

•	A $22 million, or 59%, increase in first quarter single-owner sales.

          Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. In certain limited situations, auction commission margins are adversely impacted by arrangements whereby auction commissions are shared with the consignor or with the Company’s partners in auction guarantees. In certain of these instances, the Company may share auction commissions with the consignor as part of an auction guarantee, typically in exchange for a portion of the hammer price in excess of a negotiated amount. Auction commissions are occasionally shared with auction guarantee partners as a result of management’s decision to reduce auction risk through sharing arrangements with such partners, whereby the Company reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission.

          As detailed in the chart above under “Key Performance Indicators,” for the three and six months ended June 30, 2007, the Company experienced a slight decrease in auction commission margin when compared to the same periods in the prior year. The comparison to the prior year is influenced by the following factors:

•

A change in sales mix, as a more significant portion of Net Auction Sales in the first half of 2007 was at the high-end of the Company’s business where auction commission margins are traditionally lower.

•	The favorable impact of the buyer’s premium rate structure that became effective in January 2007, which largely offset the impact of the change in sales mix discussed above.

          Principal Activities— Auction segment principal activities consist mainly of income or loss related to auction guarantees and gains or losses related to the sale of Auction segment inventory, as well as any decreases in the carrying value of such inventory. Auction segment inventory consists principally of objects obtained as a result of the failure of guaranteed property to sell at auction, and to a much lesser extent, objects obtained incidental to the auction process, primarily as a result of defaults by purchasers after the consignor has been paid, and the honoring of purchasers’ claims.

          For the three and six months ended June 30, 2007, principal activities decreased $10 million and $9.2 million, respectively, when compared to the same periods in the prior year. Although property sold under auction guarantees contributed to the significant increase in auction commission revenues during these periods, this increase was partially offset by declines of $10 million and $9.2 million, respectively, in principal activity revenue related to auction guarantees, as prior period results were favorably impacted by the Company sharing in a significant portion of the hammer price on a guaranteed property sold at auction in the prior year. As discussed above, in certain situations, the Company may share auction commissions with the consignor as part of an auction guarantee in exchange for a portion of the hammer price. As a result, in periods impacted by such arrangements, such as the current and prior year periods, auction commission revenues are best reviewed in the aggregate with principal activities to fully understand auction and related revenues for the period.

          Private Sale Commissions—The level of private sale commissions earned by the Company can vary significantly from period to period. For the three and six months ended June 30, 2007, private sales commissions increased $3.3 million, or 35%, and $7.6 million, or 44%, when compared to the same periods in the prior year. This increase reflects management’s continued commitment to pursue private sale opportunities in the currently strong international art market.

Finance Revenues

          For the three and six months ended June 30, 2007, Finance revenues increased $0.7 million, or 19%, and $2 million, or 29%, respectively, when compared to the same periods in the prior year. These increases principally result from a 24% increase in the year-to-date average loan portfolio balance (from $146.3 million to $181.5 million) and higher interest rates earned on the loan portfolio.

Dealer Revenues

          Dealer Revenues consist of revenues earned from the sale of Dealer segment inventory and the Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company. Dealer inventory consists principally of property held by NMP and objects purchased for investment purposes.

          For the three and six months ended June 30, 2007, Dealer revenues increased $19.9 million and $29.5 million, respectively, when compared to the same periods in the prior year, due to incremental revenues contributed by NMP, which was acquired by the Company in June 2006 (see Note 3 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), and revenues associated with the sale of several significant investment properties through the Company’s other Dealer activities for which there were no comparable sales in the prior year. These revenues are partially offset by $17.2 million and $25.5 million in related cost of sales for the three and six months ended June 30, 2007, respectively.

          Robert Noortman, Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. (See “Acquisition” below and Note 3 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more discussion of the acquisition and the impact of Mr. Noortman’s death.)

Expenses

          For the three and six months ended June 30, 2007 and 2006, expenses consist of the following (in thousands of dollars):

	Three Months Ended June 30,		Favorable / (Unfavorable)

	2007	2006	$ Change	% Change

Direct costs of services	$30,235	$23,228	($7,007)	(30.2%)
Dealer cost of sales	17,167	—	(17,167)	N/A
Salaries and related costs	85,090	70,338	(14,752)	(21.0%)
General and administrative expenses	44,243	31,155	(13,088)	(42.0%)
Depreciation and amortization expense	5,312	5,292	(20)	(0.4%)

Total expenses	$182,047	$130,013	($52,034)	(40.0%)

	Six Months Ended June 30,		Favorable / (Unfavorable)

	2007	2006	$ Change	% Change

Direct costs of services	$47,466	$36,111	($11,355)	(31.4%)
Dealer cost of sales	25,532	—	(25,532)	N/A
Salaries and related costs	139,894	114,342	(25,552)	(22.3%)
General and administrative expenses	82,790	63,208	(19,582)	(31.0%)
Depreciation and amortization expense	10,794	10,663	(131)	(1.2%)
Impairment loss	14,979	—	(14,979)	N/A
Gain on sale of land and buildings	(4,752)	—	4,752	N/A

Total expenses	$316,703	$224,324	($92,379)	(41.2%)

Direct Costs of Services

          Direct costs of services consists largely of auction catalogue production and distribution costs, as well as sale marketing costs and corporate marketing expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company’s auction offerings. For example, direct costs attributable to single-owner or other high-value collections are typically higher than those associated with standard various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions, as well as higher shipping expenses.

          For the three and six months ended June 30, 2007, direct costs of services increased $7 million, or 30%, and $11.4 million, or 31%, respectively, when compared to the same periods in the prior year. This increased level of direct costs is consistent with the higher level and composition of Net Auction Sales during the periods. In particular, there were higher catalogue and sale promotion costs, as well as higher shipping costs for property sold in the very successful New York and London Impressionist and Contemporary sales during these periods. Also, direct costs for single-owner sales also increased approximately $0.8 million and $2.3 million for the three and six months ended June 30, 2007, respectively, when compared to the same periods in the prior year. This increase is consistent with the higher level of single-owner sales during the periods. Also contributing to the increase in direct costs are higher corporate marketing expenses principally resulting from special promotional events held in new and expanding markets, as well as costs associated with the launch of Sotheby’s World Elite and World MasterCard® program and the launch of mySothebys, the Company’s new client website portal, for which there were no comparable expenditures in the prior period. Additionally, for the three and six months ended June 30, 2007, direct costs increased approximately $1 million and $2 million, respectively, due to foreign currency exchange rate changes.

Salaries and Related Costs

          For the three and six months ended June 30, 2007 and 2006, salaries and related costs consist of the following (in thousands of dollars):

	Three Months Ended June 30,		Favorable / (Unfavorable)

	2007	2006	$ Change	% Change

Full-time salaries	$31,054	$26,939	($4,115)	(15.3%)
Employee benefits	10,248	7,718	(2,530)	(32.8%)
Payroll taxes	5,674	4,416	(1,258)	(28.5%)
Incentive bonus costs	25,813	23,945	(1,868)	(7.8%)
Stock compensation expense	7,507	3,140	(4,367)	*
Option Exchange	232	530	298	56.2%
Other **	4,562	3,650	(912)	(25.0%)

Total salaries and related costs	$85,090	$70,338	($14,752)	(21.0%)

	Six Months Ended June 30,		Favorable / (Unfavorable)

	2007	2006	$ Change	% Change

Full-time salaries	$61,459	$53,465	($7,994)	(15.0%)
Employee benefits	18,858	13,547	(5,311)	(39.2%)
Payroll taxes	10,189	8,431	(1,758)	(20.9%)
Incentive bonus costs	28,419	25,881	(2,538)	(9.8%)
Stock compensation expense	12,730	4,977	(7,753)	*
Option Exchange	736	1,476	740	50.1%
Other **	7,503	6,565	(938)	(14.3%)

Total salaries and related costs	$139,894	$114,342	($25,552)	(22.3%)

Legend:

*	Represents a change in excess of 100%.

**	Principally includes the cost of temporary labor and overtime.

          For the three and six months ended June 30, 2007, salaries and related costs increased $14.8 million, or 21%, to $85.1 million, and $25.6 million, or 22%, to $139.9 million, when compared to the same periods in the prior year. These increases were principally due to higher levels of full-time salaries, stock compensation costs, employee benefit costs and incentive bonus costs. See discussion below for an explanation of the significant factors contributing to the overall increase in salaries and related costs. In addition to these factors, for the three and six months ended June 30, 2007, salaries and related costs increased $2.5 million and $5.3 million, respectively, as a result of movements in foreign currency exchange rates.

          Full-Time Salaries—For the three and six months ended June 30, 2007, full-time salaries increased $4.1 million, or 15%, and $8 million, or 15%, when compared to the same periods in the prior year, principally due to strategic headcount additions, as well as limited salary increases. Additionally, for the three and six months ended June 30, 2007, full-time salaries increased $1.2 million and $2.7 million, respectively, as a result of movements in foreign currency exchange rates.

          Stock Compensation Expense—For the three and six months ended June 30, 2007, stock compensation expense (excluding costs related to the Option Exchange) increased $4.4 million and $7.8 million, respectively, when compared to the same periods in the prior year. These increases are principally attributable to incremental costs from restricted stock awarded in February 2007, as well as stock compensation costs resulting from compensation arrangements with certain senior executives consummated in the second and third quarters of 2006.

          For the year ending December 31, 2007, stock compensation expense is expected to increase approximately $13 million to a total of approximately $26 million when compared to 2006 principally due to the February 2007 restricted stock grants. A portion of the total expected stock compensation expense for 2007 ($5.6 million) is related to shares of restricted stock granted in 2006 to certain senior executives that will only vest for the recipients at the end of a minimum employment period and only if certain objective performance or market-based criteria are met. (See statement on Forward Looking Statements.)

          Employee Benefit Costs—Employee benefits include the cost of the Company’s retirement plans and its health and welfare programs, as well as employee severance costs. The Company’s material retirement plans include a defined benefit pension plan covering most of its U.K. employees and defined contribution and deferred compensation plans for its U.S. employees. Generally, the level of employee benefit costs is dependent upon movements in headcount and compensation levels, as well as the Company’s financial performance. Additionally, expenses related to the Company’s U.K. defined benefit pension plan (the “UK Pension Plan”) are significantly influenced by interest rates and investment performance in the debt and equity markets.

          For the three and six months ended June 30, 2007, employee benefit costs increased $2.5 million, or 33%, and $5.3 million, or 39%, when compared to the same periods in the prior year. These increases are primarily the result of:

•	Increased costs related to the Company’s U.K. Pension Plan (see discussion below and Note 10 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

•

A $1.1 million increase in employee severance costs for the six months ended June 30, 2007 principally related to strategic initiatives committed to in the first quarter of 2007 that are resulting in staff reductions in certain lower end sales categories in New York, London and Amsterdam (see “Strategic Initiatives” below).

•

Incremental costs of $0.9 million and $1.2 million for the three and six months ended June 30, 2007, respectively, related to the Company’s new U.S. deferred compensation plan. Such costs are the result of net gains in deemed participant investments during the periods and are offset by net gains resulting from the increase in the fair value of the trust assets related to the deferred compensation plan. Such offsetting gains are recorded within Other Income (Expense) in the Company’s Condensed Consolidated Income Statements. (See Note 9 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information related to the deferred compensation plan.)

•	The impact of the headcount and salary increases discussed above.

•	Increases of approximately $0.4 million and $0.9 million, respectively, as a result of movements in foreign currency exchange rates.

          As disclosed in the Company’s Form 10-K for the year ended December 31, 2006, actuarial losses related to the U.K. Pension Plan were approximately $91 million ($63.7 million, after tax) as of the date of the most recent plan actuarial valuation (September 30, 2006). These losses accumulated over several years as a result of differences in actual experience compared to projected experience and were specifically influenced by a general trend of lower discount rates, driven by the U.K. interest rate environment, as well as the adoption of updated mortality tables reflecting more recent data on longer life expectancies. These losses, which are reflected in the Condensed Consolidated Balance Sheets on an after-tax basis within accumulated other comprehensive loss until recognized in net pension cost, are being systematically recognized as an increase in future net pension cost in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” In 2007, management projects an increase of approximately $4.7 million in costs related to the U.K. Pension Plan, principally due to higher amortization of such unrecognized losses, as well as higher interest costs resulting from an increase in the projected benefit obligation and movements in foreign currency exchange rates. (See statement on Forward Looking Statements.)

          Incentive Bonus Costs—For the three and six months ended June 30, 2007, incentive bonus costs increased $1.9 million, or 8%, and $2.5 million, or 10%, principally due to an increase in performance-based compensation awarded in connection with the higher level of private sale commissions earned in the periods and the Company’s strong financial performance through the first six months of 2007.

General and Administrative Expenses

          For the three and six months ended June 30, 2007, general and administrative expenses increased $13.1 million, or 42%, and $19.6 million, or 31%, when compared to the same periods in the prior year. During these periods, general and administrative expenses increased approximately $1.5 million and $3.2 million, respectively, as a result of movements in foreign currency exchange rates. The remainder of the overall increase is largely attributable to the following factors:

•

Increases of $5.1 million, or 55%, and $9.1 million, or 55%, respectively, in professional fees, partially due to $2.2 million in costs recorded in the second quarter of 2007 associated with the Company’s ongoing assessment of its rights and options with respect to the York Property (see Note 11 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), for which there were no comparable costs in the prior period. Also contributing to the increase in professional fees are approximately $0.7 million and $2.1 million, respectively, in tax staffing support fees, a year-to-date increase of $1.5 million in costs associated with the Company’s outsourced catalogue production operations, and higher consulting and legal fees, partially in support of various strategic initiatives.

•	A second quarter increase of $2.7 million in client goodwill gestures, authenticity claims and other litigation-related charges.

•

Increases of $1.6 million, or 26%, and $2.5 million, or 24%, respectively, in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the period. Also contributing to the increase in travel and entertainment costs during the period are price increases for airfares and other travel costs.

•	Increases of $0.9 million and $1 million, respectively, in premises rental and maintenance costs.

•	$1 million in incremental general and administrative costs incurred in the first half of 2007 related to NMP, which was acquired in June 2006.

          The comparison to the prior periods is also unfavorably impacted by a $2.2 million one-time benefit recorded in the second quarter of 2006 associated with the recovery of administrative expenses related to the settlement of the International Antitrust Litigation. This prior year recovery was partially offset by a $0.7 million expense recorded in the first half of 2006 related to the settlement of an investigation by the Canadian Competition Bureau.

Impairment Loss and Insurance Recovery

          On June 7, 2006, the Company acquired Noortman Master Paintings, a pre-eminent art dealer. (See Note 3 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more detailed information related to this acquisition.) Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman.

          As a result of Mr. Noortman’s death, in the first quarter of 2007, the Company recorded an impairment loss of approximately $15 million in the Dealer segment related to NMP’s goodwill ($7.3 million), customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). (See Notes 6 and 7 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

          Also as a result of Mr. Noortman’s death, the Company became entitled to a $20 million death benefit under a key man life insurance policy that the Company had purchased in conjunction with the acquisition of NMP. Accordingly, in the first quarter of 2007, the Company recognized a $20 million insurance recovery in its Condensed Consolidated Income Statement within non-operating income. The Company collected this amount in April 2007.

Gain on Sale of Land and Buildings

          In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex, which previously housed a U.K. auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007, for which there was no comparable transaction or gain in the prior period.

Net Interest Expense

          Due to the substantial improvement in operating results, the Company had significantly higher average cash balances and short-term investments and a lower level of outstanding revolving credit facility borrowings during the first half of 2007, as compared to the same period in the prior year. As a result, for the three and six months ended June 30, 2007, net interest expense decreased $4.1 million, or 56%, and $7.3 million, or 48%, when compared to the same periods in 2006. These decreases include quarter and year-to-date increases in interest income of $2.9 million and $5.1 million, respectively, and quarter and year-to-date decreases in interest expense of $1.2 million and $2.2 million, respectively. (See “Liquidity and Capital Resources” below and Note 8 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Income Tax Expense

          The effective tax rate related to continuing operations was approximately 29% for the six months ended June 30, 2007, compared to approximately 35% for the same period in 2006. This decrease is primarily due to the fact that the $20 million in insurance proceeds from the key man life insurance policy covering Robert C. Noortman (see Note 3 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are non-taxable. This benefit was partially offset by a $15 million impairment loss related to Noortman Master Paintings (see Notes 3, 6 and 7 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) which is non-deductible.

          During the second quarter of 2007, as part of the Company’s ongoing evaluation of the utilization of state, federal and foreign operating losses, it was determined that it was more likely than not that its state deferred tax assets could be utilized and hence the valuation allowance established against state operating losses and other deferred tax assets in prior years was reduced to zero, and a $3.5 million income tax benefit was recorded in the second quarter of 2007. In assessing the need for the valuation allowance, management considered, among other things, its projections of future taxable income and ongoing, prudent and feasible tax planning strategies.

          In the course of its ongoing assessment of unrecognized tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”), in the second quarter of 2007, the Company recorded an increase of $1.6 million to its liability for unrecognized tax benefits through income tax expense. (See “Uncertain Tax Positions” below.)

Discontinued Operations

          For information related to Discontinued Operations, see Note 19 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

FINANCIAL CONDITION AS OF JUNE 30, 2007

          This discussion should be read in conjunction with the Company’s Condensed Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

          For the six months ended June 30, 2007, total cash and cash equivalents increased $81.9 million primarily due to the factors discussed below.

          Cash Used by Operating Activities—Net cash used by operating activities of $69.1 million for the six months ended June 30, 2007 is principally attributable to the following factors:

•	A $211.4 million net increase in amounts due to be collected from clients principally due to the timing and settlement of auction sales.

•

A $37 million net increase in inventory principally due to the acquisition of property relating to auction guarantees that did not sell at auction during the first half of 2007, partially offset by sales of Dealer inventory.

•

The purchase of $28.8 million in assets held in a rabbi trust to fund the liability related to the Sotheby’s Deferred Compensation Plan (see Note 9 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

          Partially offsetting these cash outflows from operations was net income of $131.7 million earned during the first half of 2007.

          Cash Used by Investing Activities—Net cash provided by investing activities of $140.5 million for the six months ended June 30, 2007 is principally due to a $106 million net decrease in short-term investments, a $34.3 million net decrease in client loans, $6.2 million in proceeds received from the sale of land and buildings in the U.K. and $4.4 million in distributions from equity investees. These investing cash inflows are minimally offset by $7.2 million in capital expenditures.

          Cash Provided by Financing Activities—Net cash provided by financing activities of $9.9 million for the six months ended June 30, 2007 is principally due to $12.7 million in proceeds from the exercise of stock options and $11.3 million in excess tax benefits resulting from stock option exercises and the vesting of restricted stock in the first half of 2007. These financing cash inflows are partially offset by $13.3 million in dividend payments.

SHARES OUTSTANDING

          Diluted weighted average shares outstanding for the three and six months ended June 30, 2007 increased by approximately 4 million shares, or 6%, and 5.1 million shares, or 8%, when compared to the same periods in the prior year, primarily as a result of the impact of employee stock option exercises since the beginning of 2006, which has resulted in the issuance of approximately 4.8 million additional shares of the Company’s Common Stock, the issuance of 1.9 million shares in conjunction with the acquisition of NMP in June 2006 and the impact of restricted stock issuances to employees over the last year. As a result of these events, management expects weighted average diluted shares outstanding for the year ended December 31, 2007 to be in the range of approximately 65.6 million. (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes the Company’s material contractual obligations and commitments as of June 30, 2007:

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
Long-term debt (1)
Principal payments	$100,000	$—	$100,000	$—	$—
Interest payments	13,177	6,875	6,302	—	—

Sub-total	113,177	6,875	106,302	—	—

Other commitments:
York Property capital lease	360,028	19,287	40,575	41,971	258,195
Operating lease obligations	79,231	15,400	21,641	9,712	32,478
Discount Certificates (2)	28,435	28,435	—	—	—
Note payable to Arcimboldo (3)	11,200	5,600	5,600	—	—
Employment arrangements (4)	19,681	6,786	9,091	3,804	—

Sub-total	498,575	75,508	76,907	55,487	290,673

Total	$611,752	$82,383	$183,209	$55,487	$290,673

NOTE: The Company’s liability for uncertain tax positions is $11.6 million, of which $7.8 million is classified as current and $3.8 million is classified as long-term in the Condensed Consolidated Balance Sheets. The long-term portion is excluded from the contractual obligations table above as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. (See “Uncertain Tax Positions” below for more detailed information.)

(1)

Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s long-term debt. (See “Liquidity and Capital Resources” below and Note 8 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for information related to the Company’s credit arrangements.)

(2)

Represents the remaining outstanding face value of the Discount Certificates that were distributed in conjunction with the settlement of certain civil antitrust litigation, which are fully redeemable in connection with any auction that is conducted by the Company or its principal competitor Christie’s International, PLC in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. (See Note 14 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(3)	See Note 3 in Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

(4)

Represents the remaining commitment for future salaries as of June 30, 2007 related to employment arrangements with nine employees, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants. (See Note 11 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

          From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction. The Company must perform under its auction guarantee in the event the property sells for less than the minimum price, in which event the Company must pay the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. In certain of these instances, the sale proceeds ultimately realized by the Company have exceeded the amount of any prior losses recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price; however, due to the current competitive environment for consignments, the terms negotiated for significant auction guarantees have in certain cases become more competitive resulting in the Company receiving lower margins on the excess proceeds above the minimum price.

          The Company is obligated under the terms of certain guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction sharing arrangements with unaffiliated partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction.

          As of June 30, 2007, the Company had outstanding auction guarantees totaling $47.6 million, the property relating to which had a mid-estimate sales price (1) of $53.2 million. As of June 30, 2007, $21.1 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 5 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”). The property related to such auction guarantees is being offered at auctions primarily in the second half of 2007. As of June 30, 2007, December 31, 2006 and June 30, 2006, the carrying amount of the liability related to the Company’s auction guarantees was approximately $0.8 million, $1.5 million and $0.9 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          As of August 7, 2007, the Company had outstanding auction guarantees totaling $274.9 million, the property relating to which had a mid-estimate sales price (1) of $292.2 million. The property related to such auction guarantees is being offered at auctions primarily in the second half of 2007. As of August 7, 2007, $36 million of the guaranteed amount had been advanced by the Company and will be recorded within Notes Receivable and Consignor Advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

          In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $10.9 million at June 30, 2007.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts held by the Company are typically short-term with settlement dates less than one year from their inception. Exposures related to foreign currency risks are centrally managed by the Company’s global treasury function. The Company’s objective for holding forward exchange contracts is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging

Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair value, which is based on referenced market rates. Changes in the fair value of the Company’s forward exchange contracts are recognized currently in earnings.

          At June 30, 2007, the Company had $159.9 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

          As of June 30, 2007 and December 31, 2006, the Condensed Consolidated Balance Sheets included liabilities of $0.3 million and $1.1 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates. As of June 30, 2006, the Condensed Consolidated Balance Sheets included an asset of $1.1 million recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

CONTINGENCIES

          For information related to Contingencies, see Note 11 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

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

          The Company recognizes interest net of federal tax benefit related to unrecognized tax benefits as a component of income tax expense. In addition to the adjustment above, upon the adoption of FIN 48, the Company increased its accrual for such interest to $0.8 million, an increase of $0.4 million from December 31, 2006.

          The Company’s policy is to record interest related to sales, value added and other taxes as interest expense in the Company’s Condensed Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in the Company’s Condensed Consolidated Income Statements. Interest and penalties related to income taxes are recorded as a component of income tax expense (benefit) in the Company’s Condensed Consolidated Income Statements.

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

          The Company is not aware of any issues that would cause a significant increase or decrease to the amount of unrecognized tax benefits within the next 12 months. There are currently ongoing tax audits for U.S. federal and New York City jurisdictions and in France. The Company anticipates that these audits may be completed within the next 12 months.

          In the second quarter of 2007, there were ongoing negotiations with domestic and foreign income tax auditors. As a result of these negotiations, in the second quarter of 2007, the Company increased its liability for unrecognized tax benefits by $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. In May 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million. As discussed in more detail below, in July 2007, the Company further amended the BofA Credit Agreement to enhance its flexibility related to its limitations regarding capital expenditures and dividend payments.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by the Company in the U.S. and the United Kingdom (the “U.K.”) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of June 30, 2007, there were no outstanding borrowings under the BofA Credit Agreement, and the amount of borrowing base available and unused borrowing capacity under the BofA Credit Agreement was $268 million.

          The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise, the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008. Management expects to be able to demonstrate its ability to redeem and repay the Notes in full as required. (See statement on Forward Looking Statements and Note 8 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more information related to the Notes.)

          The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

          The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio of not less than 2.0 and a quarterly leverage ratio of not more than: (i) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (ii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in the July 2007 amendment to the BofA Credit Agreement, is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. On July 25, 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Accordingly, the amount currently available for distribution as dividend payments was increased. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and six months ended June 30, 2006, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 7.6% and 6.9%, respectively. For the three and six months ended June 30, 2007, the Company had no borrowings under the BofA Credit Agreement.

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

          The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of notes receivable and consignor advances, the funding of capital expenditures, and the payment of the quarterly dividend discussed below, as well as the short-term commitments to be funded prior to June 30, 2008 included in the table of contractual obligations above.

          The Company’s long-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, and the funding of capital expenditures, as well as the funding of the Company’s presently anticipated long-term contractual obligations and commitments included in the table of contractual obligations above through September 7, 2010.

DIVIDENDS DECLARED AND PAID

          On February 27, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.6 million) that was paid to shareholders of record as of February 28, 2007 on March 15, 2007.

          On May 7, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.7 million) that was paid to shareholders of record as of May 31, 2007 on June 15, 2007.

          On August 8, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10 million) to be paid on September 15, 2007 to shareholders of record as of August 31, 2007.

          It is the intention of the Company to continue to pay quarterly dividends at a rate of $0.15 per share, subject to Board approval and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of this standard, as well as the related disclosure requirements, and accordingly recognized the funded status of its defined benefit pension plans in the Consolidated Balance Sheet as of December 31, 2006. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the effective date of the employer’s fiscal year-end balance sheet. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for the Company as of December 31, 2008. Management is evaluating the impact of adopting the measurement date provision of SFAS No. 158, if any, on the Company’s financial statements.

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

          In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF No. 06-11 requires the recognition of income tax benefits realized from dividend or dividend equivalents that are charged to retained earnings and paid to employees for unvested employee share-based payment awards as an increase to additional paid-in capital. The provisions of EITF No. 06-11 are effective for the Company as of January 1, 2008. Management is evaluating the impact of adopting EITF No. 06-11, if any, on the Company’s financial statements.

STRATEGIC INITIATIVES

          In recent years, the Company’s focus on the high end of the art market has been an important contributor to its success. Accordingly, management has initiated significant organizational changes, including globally reorganizing its management of client relationships and investing in those areas most valued by its major clients. For example, a significant corporate web site enhancement, mySothebys, was launched in the second quarter of 2007 that provides clients with real-time access to their account data and balances, as well as information on current and historical transactions, auction tracking services and enhanced media content.

          In line with the Company’s strategy, in February 2007, management decided to refocus its business portfolio. Accordingly, the Company has discontinued regular auctions at Olympia in London, which traditionally has processed sales at a much lower price point than the rest of the Company. In addition, the Company has been reducing staff in lower end sales categories in New York and Amsterdam. The Company expects these actions, which are guided by local statutory consultation guidelines and which have resulted in severance charges totaling $1.8 million for the six months ended June 30, 2007, to reduce headcount by approximately five percent globally. This strategic initiative will significantly reduce the quantity of lots offered for sale at auction, which is expected to result in cost savings and operating efficiencies. However, the Company is investing a portion of these savings in new staff, in order to better focus on client relationships and grow revenues, which management expects will more than offset the lost revenue on lower end sales categories. The Company has implemented many of these strategic changes during the first half of 2007, and expects to begin realizing the benefits in the second half of 2007 and increasingly in future years. Accordingly, there could be an unfavorable impact on short-term operating results. (See statement on Forward Looking Statements.)

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments, notes receivable and consignor advances, trust assets related to the deferred compensation liability, credit facility borrowings (if any), long-term debt, the deferred compensation liability, the note payable to Arcimboldo (see Note 3 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) and the liability for the Discount Certificates issued in connection with the settlement of certain civil antitrust litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

          The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company’s cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

          As of June 30, 2007, such a hypothetical strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $20.4 million.

          The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated auction guarantee obligations. At June 30, 2007, the Company had $159.9 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note 18 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of June 30, 2007, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2007.

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

Value of artworks

          The art market is not a highly liquid trading market, as a result of which the valuation of artworks is inherently subjective and the realizable value of artworks often varies over time. Accordingly, the Company is at risk with respect to the value of art held as inventory, the value of art subject to auction guarantees and the value of artworks pledged as collateral for Finance segment loans.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2007, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were:

(i)	The election of eleven directors by the holders of the Company’s Class A Common Stock;

(ii)	The ratification of the Company’s Amended and Restated Executive Bonus Plan;

(iii)	The ratification of the Company’s Amended and Restated 1998 Stock Compensation Plan for Non-Employee Directors and

(iv)	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2007.

The results of the voting are shown below:

(i)	ELECTION OF CLASS A COMMON STOCK DIRECTORS

NOMINEES	FOR	AGAINST	WITHHELD

John M. Angelo	56,124,969	0	766,920
Michael Blakenham	50,967,333	0	5,924,556
The Duke of Devonshire	52,317,618	0	4,574,271
Allen Questrom	55,905,085	0	986,804
William F. Ruprecht	55,015,242	0	1,876,647
Michael I. Sovern	53,946,379	0	2,945,510
Donald M. Stewart	55,907,247	0	984,642
Robert S. Taubman	55,825,278	0	1,066,611
Diana L. Taylor	56,124,020	0	767,869
Dennis M. Weibling	50,661,224	0	6,230,665
Robin G. Woodhead	55,012,276	0	1,879,613

(ii)	RATIFICATION OF THE COMPANY’S AMENDED AND RESTATED EXECUTIVE BONUS PLAN

49,905,902	Votes were cast;
46,851,175	Votes were cast for the resolution;
2,231,768	Votes were cast against the resolution; and
822,959	Votes abstained

(iii)	RATIFICATION OF THE COMPANY’S AMENDED AND RESTATED 1998 STOCK COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS

49,905,903	Votes were cast;
38,753,241	Votes were cast for the resolution;
10,465,692	Votes were cast against the resolution; and
686,970	Votes abstained

(iv)	RATIFICATION OF INDEPENDENT AUDITORS

56,891,888	Votes were cast;
55,504,701	Votes were cast for the resolution;
1,374,092	Votes were cast against the resolution; and
13,095	Votes abstained

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	First Amendment to the Sotheby’s Amended and Restated Restricted Stock Plan dated July 28, 2006

	10.2	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Agreement

	10.3	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Entitlement Agreement

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)

On April 4, 2007, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” and Item 9.01, “Financial Statements and Exhibits.”

(ii)

On May 11, 2007, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition”, Item 5.02, “Departure of Directors or Principal Officers; Election of Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and Item 9.01, “Financial Statements and Exhibits.”

(iii)

On May 11, 2007, the Company filed a current report on Form 8-K/A under Item 5.02, “Departure of Directors or Principal Officers; Election of Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney
Vice President,
Controller and Chief
Accounting Officer

Date: August 8, 2007

Exhibit Index

Exhibit No.	Description

10.1	First Amendment to the Sotheby’s Amended and Restated Restricted Stock Plan dated July 28, 2006

10.2	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Agreement

10.3	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Entitlement Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002