Form 10-Q
period 2007-09-30
SOTHEBYS
filed 2007-11-09
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, there were 66,548,053 outstanding shares of Common Stock, par value $0.10 per share, of the registrant.

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues:
Auction and related revenues	$66,359	$50,830	$509,653	$383,200
Finance revenues	4,029	4,347	13,028	11,329
Dealer revenues	13,442	920	45,784	3,785
License fee revenues	920	961	2,323	2,153
Other revenues	308	322	1,177	1,227

Total revenues	85,058	57,380	571,965	401,694

Expenses:
Direct costs of services	11,255	9,793	58,721	45,904
Dealer cost of sales	8,594	567	34,126	567
Salaries and related costs	55,229	45,709	195,122	160,051
General and administrative expenses	40,492	34,162	123,282	97,370
Depreciation and amortization expense	5,500	5,372	16,295	16,035
Impairment loss	—	—	14,979	—
Gain on sale of land and buildings	—	—	(4,752)	—

Total expenses	121,070	95,603	437,773	319,927

Operating (loss) income	(36,012)	(38,223)	134,192	81,767

Interest income	3,549	1,165	10,244	2,793
Interest expense	(6,812)	(8,151)	(21,480)	(25,051)
Insurance recovery	—	—	20,000	—
Other income (expense)	666	(1,471)	2,397	(2,041)

(Loss) income from continuing operations before taxes	(38,609)	(46,680)	145,353	57,468
Equity in earnings of investees, net of taxes	640	151	2,389	660
Income tax (benefit) expense	(17,021)	(16,104)	37,007	20,110

(Loss) income from continuing operations	(20,948)	(30,425)	110,735	38,018

Discontinued operations:
Loss from discontinued operations before taxes	—	(475)	—	(1,961)
Income tax benefit	—	(173)	—	(687)

Loss from discontinued operations	—	(302)	—	(1,274)

Net (loss) income	($20,948)	($30,727)	$110,735	$36,744

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	($0.33)	($0.49)	$1.74	$0.64
Loss from discontinued operations	0.00	0.00	0.00	(0.02)

Basic (loss) earnings per share	($0.33)	($0.50)	$1.74	$0.62

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	($0.33)	($0.49)	$1.69	$0.62
Loss from discontinued operations	0.00	0.00	0.00	(0.02)

Diluted (loss) earnings per share	($0.33)	($0.50)	$1.69	$0.60

Basic and diluted weighted average shares outstanding:
Basic	63,974	61,780	63,627	59,564
Diluted	63,974	61,780	65,461	61,367

Cash dividends paid per common share	$0.15	$0.10	$0.35	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Thousands of dollars)

	September 30, 2007	December 31, 2006	September 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$121,107	$221,094	$39,106
Restricted cash	5,985	11,356	4,812
Short-term investments	—	126,042	—
Accounts receivable, net of allowance for doubtful accounts of $5,824, $5,935 and $6,065	311,537	390,061	194,307
Notes receivable and consignor advances, net of allowance for credit losses of $1,051, $1,154 and $1,182	162,209	152,070	132,883
Inventory	186,722	115,955	115,426
Deferred income taxes	8,244	6,984	28,635
Income tax receivable	957	—	1,400
Prepaid expenses and other current assets	26,579	24,265	60,921

Total Current Assets	823,340	1,047,827	577,490

Non-Current Assets:
Notes receivable	60,026	56,474	57,597
Fixed assets, net of accumulated depreciation and amortization of $174,258, $158,718 and $151,076	222,902	226,522	223,458
Goodwill	27,211	34,709	50,921
Intangible assets	5,954	12,780	—
Investments	21,368	23,107	23,880
Deferred income taxes	84,873	67,784	46,953
Trust assets related to deferred compensation liability	31,382	—	—
Other assets	45,590	7,962	8,194

Total Assets	$1,322,646	$1,477,165	$988,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$266,940	$558,250	$164,454
Accounts payable and accrued liabilities	143,281	152,685	117,480
Settlement liabilities	24,374	45,765	45,699
Accrued income taxes	28,903	19,856	15,019
Deferred income taxes	2,286	2,286	84
Other current liabilities	8,525	10,349	14,730

Total Current Liabilities	474,309	789,191	357,466

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $137, $209 and $232	99,863	99,791	99,768
Credit facility borrowings	—	—	20,000
York Property capital lease obligation	167,657	168,986	169,407
Deferred gain on sale of York Property	16,270	17,117	17,399
Pension liabilities	59,402	55,273	—
Deferred income taxes	11,081	4,345	—
Accrued income taxes	8,491	—	3,423
Deferred compensation liability	30,438	24,158	23,034
Other liabilities	11,355	16,617	16,711

Total Liabilities	878,866	1,175,478	707,208

Commitments and contingencies (see Note 11)

Shareholders’ Equity:
Common Stock, $0.10 par value	6,635	6,473	6,434
Authorized shares at September 30, 2007—200,000,000
Issued and outstanding shares at September 30, 2007—66,430,155
Issued and outstanding shares at December 31, 2006—64,795,100
Issued and outstanding shares at September 30, 2006—64,437,215
Additional paid-in capital	238,061	197,047	185,221
Retained earnings	245,654	160,055	96,255
Accumulated other comprehensive loss	(46,570)	(61,888)	(6,625)

Total Shareholders’ Equity	443,780	301,687	281,285

Total Liabilities and Shareholders’ Equity	$1,322,646	$1,477,165	$988,493

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Nine Months Ended

	September 30, 2007	September 30, 2006

Operating Activities:
Net income	$110,735	$36,744

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	16,295	16,035
Gain on sale of land and buildings	(4,752)	—
Impairment loss	14,979	—
Equity in earnings of investees	(2,389)	(660)
Deferred income tax expense	(15,450)	1,781
Stock compensation expense	20,253	11,204
Non-cash defined benefit pension expense	6,932	4,962
Asset provisions	3,371	3,187
Amortization of discount related to antitrust matters	958	2,040
Excess tax benefits from stock-based compensation	(14,094)	(13,172)
Other	(967)	637

Changes in assets and liabilities		—
Decrease in accounts receivable	85,257	168,540
Increase in inventory	(64,222)	(26,822)
Decrease (increase) in prepaid expenses and other current assets	3,116	(7,490)
Increase in other non-current assets	(37,386)	(1,303)
Purchase of trust assets related to the deferred compensation liability	(29,661)	—
Funding of settlement liabilities	(22,341)	(18,421)
Decrease in due to consignors	(306,147)	(213,747)
Increase in income tax receivable and deferred income tax assets	(6,519)	(4,955)
Increase in accrued income taxes and deferred income tax liabilities	34,964	8,243
Decrease in accounts payable and accrued liabilities and other liabilities	(27,448)	(44,657)

Net cash used by operating activities	(234,516)	(77,854)

Investing Activities:
Funding of notes receivable and consignor advances	(249,279)	(216,034)
Collections of notes receivable and consignor advances	244,715	170,951
Purchases of short-term investments	(385,275)	—
Proceeds from maturities of short-term investments	511,317	—
Capital expenditures	(11,570)	(8,317)
Proceeds from the sale of land and buildings	6,163	—
Acquisition, net of cash acquired	(1,470)	—
Distributions from equity investees	5,660	3,075
Decrease in restricted cash	5,670	3,238

Net cash provided (used) by investing activities	125,931	(47,087)

Financing Activities:
Proceeds from revolving credit facility borrowings	—	398,673
Repayments of revolving credit facility borrowings	—	(415,158)
Dividends paid	(23,285)	(6,440)
Repayment of acquiree bank debt	—	(9,531)
Decrease in York Property capital lease obligation	(1,198)	(1,059)
Proceeds from exercise of employee stock options	16,077	57,928
Excess tax benefits from stock-based compensation	14,094	13,172

Net cash provided by financing activities	5,688	37,585

Effect of exchange rate changes on cash and cash equivalents	2,910	1,506

Decrease in cash and cash equivalents	(99,987)	(85,850)
Cash and cash equivalents at beginning of period	221,094	124,956

Cash and cash equivalents at end of period	$121,107	$39,106

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

          Additional Paid-In Capital and Retained Earnings— The September 30, 2006 balances of Additional Paid-In Capital and Retained Earnings have been restated to $185.2 million and $96.3 million, respectively, to properly reflect the cumulative effect of previously unrecorded non-cash stock compensation charges, net of taxes, related to the years 1999 to 2003. The original amounts reported for Additional Paid-In Capital and Retained Earnings as of September 30, 2006 were $181.4 million and $100 million, respectively.

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

          In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim financial statements included herein have been made. The results for three and nine months ended September 30, 2007 are not necessarily indicative of results expected for the year ending December 31, 2007.

2.	Seasonality of Business

          The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results typically reflect a lower volume of auction activity when compared to the second and fourth quarters and, historically, a net loss due to the fixed nature of many of the Company’s operating expenses.

3.	Acquisition

          On June 7, 2006, the Company and Arcimboldo S.A. (“Arcimboldo”), a private limited liability company incorporated under the laws of Luxembourg, entered into a sale and purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Noortman Master Paintings B.V., a company incorporated under the laws of the Netherlands and a pre-eminent art dealer. The acquisition of NMP has provided the Company with the opportunity to expand its dealer activities. NMP is based in Maastricht, the Netherlands.

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

          Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial

Consideration is based on the actual number of shares issued using the closing price of the Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the fair value of certain restrictions on the future transfer of the Initial Consideration, as discussed in more detail below. The fair value of these restrictions was determined by an independent valuation expert. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years (as discussed in more detail below) and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of an $11.7 million payable to Sotheby’s. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the three-year term. The first and second installments of €2.1 million ($2.6 million) and €2.1 million ($2.8 million) under the note payable were made on July 26, 2006 and June 7, 2007, respectively. The remaining payments under the note payable are due according to the following schedule: €4.2 million (approximately $5.9 million) on June 7, 2008 and €4.2 million (approximately $5.9 million) on June 7, 2009. As of September 30, 2007, the carrying value of the note payable was $11.1 million. The current portion of the note payable ($5.4 million) is recorded in the September 30, 2007 Condensed Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities. The non-current portion of the note payable ($5.7 million) is recorded in the September 30, 2007 Condensed Consolidated Balance Sheet within Other Liabilities.

          If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

          An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $54.17 per share on October 31, 2007, the Additional Consideration had a fair value of approximately $26.4 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

          The Purchase Agreement also provides for certain restrictions on the transfer of the Sotheby’s Shares received by Arcimboldo, as discussed above. Subject to certain limited exclusions, Arcimboldo may not sell or otherwise transfer any of the Sotheby’s Shares that it received as Initial Consideration for a period of two years after the closing, and may not transfer 20% of the Sotheby’s Shares that it received as Initial Consideration for a period of five years after the closing.

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

The amount allocated to Intangible Assets relates to customer relationships ($12 million), the NMP trade name ($2.8 million) and a non-compete agreement ($0.9 million). As a result of Mr. Noortman’s death in January 2007, the Company recorded an impairment loss of $7.7 million in the first quarter of 2007 related to NMP’s intangible assets. See Note 7 for additional information on the Intangible Assets related to NMP and the impairment charges.

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

          The table below presents the Company’s revenues from continuing operations by operating segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(Thousands of dollars)

Auction	$66,359	$50,830	$509,653	$383,200
Finance	4,421	4,285	14,376	12,048
Dealer	13,442	920	45,784	3,785
All Other	1,228	1,283	3,500	3,380

	85,450	57,318	573,313	402,413
Reconciling item:
Intercompany charges between Finance and Auction*	(392)	62	(1,348)	(719)

Total revenues from continuing operations	$85,058	$57,380	$571,965	$401,694

*
*

Represents charges from the Finance segment to the Auction segment for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment revenues and in Auction segment direct costs.

          The table below presents (loss) income before taxes for the Company’s operating segments, as well as a reconciliation of segment (loss) income before taxes to (Loss) Income from Continuing Operations Before Taxes for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(Thousands of dollars)

Auction	($42,224)	($46,727)	$131,431	$55,303
Finance	1,555	532	3,358	1,058
Dealer (see Note 3)	2,676	(664)	(10,049)	1,353
All Other	423	891	832	1,924

Segment (loss) income before taxes	(37,570)	(45,968)	125,572	59,638

Unallocated amounts and reconciling items:
Insurance recovery (see Note 3)	—		20,000	—
Gain on sale of land and buildings (see Note 12)	—		4,752	—
Antitrust related recoveries (expenses), net	11	176	(92)	954
Amortization of interest related to Antitrust matters (see Note 14)	—	(640)	(958)	(2,040)
Equity in earnings of investees*	(1,050)	(248)	(3,921)	(1,084)

(Loss) income from continuing operations before taxes	$(38,609)	$(46,680)	$145,353	$57,468

*

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included above in income (loss) before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Income Statements within (Loss) Income from Continuing Operations Before Taxes.

          The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2007, December 31, 2006 and September 30, 2006:

	September 30, 2007	December 31, 2006	September 30, 2006

	(Thousands of dollars)

Auction	$901,459	$1,066,089	$579,185
Finance	170,261	178,548	180,090
Dealer	156,684	156,710	151,279
All Other	168	1,050	951

Total segment assets	1,228,572	1,402,397	911,505

Unallocated amounts:
Deferred tax assets and income tax receivable	94,074	74,768	76,988

Consolidated Assets	$1,322,646	$1,477,165	$988,493

5.	Receivables

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

          At September 30, 2007, receivables due from two individual purchasers represented 12% ($42.5 million) and 11% ($37.4 million) of net client receivables. The Company expects to collect the $42.5 million receivable before the end of 2007 and the $37.4 million receivable in the second quarter of 2009. The $37.4 million receivable relates to a private sale and is recorded in non-current Other Assets.

          Notes Receivable and Consignor Advances - The Company provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The majority of the Company’s secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of September 30, 2007, such loans totaled $72 million and represented 32% of the net Notes Receivable and Consignor Advances balance. The property related to such loans had a low auction estimate of approximately $120.2 million. The Company’s loans are predominantly variable interest rate loans.

          The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in gross Notes Receivable and Consignor Advances are unsecured loans totaling $2.2 million, $2.1 million and $1.1 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

          In certain situations, the Company also finances the purchase of works of art by certain art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company’s Dealer segment and the borrower. The total of all such unsecured loans was $2.1 million, $1.9 million and $1 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

          At September 30, 2007, two term loans issued to the same borrower totaling $22 million and one other term loan issued to another borrower totaling $24.4 million comprised approximately 10% and 11%, respectively, of the net Notes Receivable and Consignor Advances balance. A portion of the collateral underlying the two term loans totaling $22 million noted above was sold at auction in October 2007 for approximately $23.5 million (excluding buyer’s premium). The Company expects to collect the proceeds from these sales in the fourth quarter of 2007 and will apply these proceeds towards the outstanding loan balance.

          As of September 30, 2007, December 31, 2006 and September 30, 2006, Notes Receivable and Consignor Advances consist of the following:

	September 30, 2007	December 31, 2006	September 30, 2006

	(Thousands of dollars)
Current:
Consignor advances	$80,255	$47,974	$41,476
Term loans	83,005	105,250	92,589
Allowance for credit losses	(1,051)	(1,154)	(1,182)

Sub-total	162,209	152,070	132,883

Non-current:
Consignor advances	2,200	5,400	179
Term loans	57,826	51,074	57,418

Sub-total	60,026	56,474	57,597

Notes receivable and consignor advances (net)	$222,235	$208,544	$190,480

          The weighted average interest rates charged on Notes Receivable and Consignor Advances were 7.8% and 7.4% for the three months ended September 30, 2007 and 2006, respectively, and 8% and 8.1% for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and 2006, Notes Receivable and Consignor Advances include $58.1 million and $19.3 million, respectively, of consignor advances related to auction guarantees, which are charged below market interest rates. Excluding these consignor advances, substantially all of the remaining Notes Receivable and Consignor Advances balances relate to Finance segment loans, which earned weighted average interest rates of 10.5% and 10.2% for the three months ended September 30, 2007 and 2006, respectively, and 10.6% and 10% for the nine months ended September 30, 2007 and 2006, respectively.

          Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,

	2007	2006

	(Thousands of dollars)

Allowance for credit losses at January 1	$1,154	$792
Change in loan loss provision	(124)	437
Write-offs	—	(69)
Foreign currency exchange rate changes	21	22

Allowance for credit losses at September 30	$1,051	$1,182

6.	Goodwill

          The Company has Goodwill related to its Auction and Dealer segments. The Goodwill in the Dealer segment is solely attributable to NMP, which was acquired on June 7, 2006 (see Note 3). Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman.

          As a result of Mr. Noortman’s death, the Goodwill related to NMP was tested for impairment and, as a result, the Company recorded an impairment loss of $7.3 million in the first quarter of 2007. The fair value of NMP utilized in determining the amount of the impairment loss was estimated using a discounted cash flow methodology.

          In March 2007, the Company acquired an auctioneer in Europe, resulting in $1.6 million of Auction segment Goodwill based on the Company’s preliminary purchase price allocation. The Company will complete the allocation of the purchase price before March 2008. This acquisition is not material to the Company.

For the nine months ended September 30, 2007 and 2006, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Nine Months Ended September 30, 2007

	Auction	Dealer	Total

Balance as of January 1	$13,660	$21,049	$34,709
Goodwill acquired	1,587	—	1,587
Allocation of purchase price	—	(2,844)	(2,844)
Impairment loss	—	(7,300)	(7,300)
Foreign currency exchange
rate changes	260	799	1,059

Balance as of September 30	$15,507	$11,704	$27,211

          The September 30, 2006 Goodwill balance related to the Dealer segment was based on the preliminary purchase price allocation performed for NMP. This purchase price allocation was completed in the first quarter of 2007. As a result, subsequent to December 31, 2006, amounts initially classified as Goodwill were allocated among Inventory ($2.4 million) and Intangible Assets ($1.5 million). Additionally, Deferred Tax Liabilities of $1 million were recorded to reflect the impact of taxable temporary differences between the book and tax bases of certain acquired assets and liabilities and the Company paid $0.1 million in direct acquisition costs, resulting in a corresponding increase to Goodwill of $1.1 million.

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

As of September 30, 2007, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name	$2,195

Amortizable intangible assets:
Customer Relationships	$4,816	($1,057)	$3,759

          As of December 31, 2006, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name	$2,502

Amortizable intangible assets:
Customer Relationships	$11,376	($1,658)	$9,718
Non-compete agreeement	605	(45)	560

Total	$11,981	($1,703)	$10,278

          For the three and nine months ended September 30, 2007, amortization expense related to Intangible Assets was approximately $0.3 million and $1.2 million, respectively. Estimated amortization expense for the remaining useful life of NMP’s customer relationships will be $0.4 million for the remainder of 2007, $1.4 million in 2008 and 2009, and $0.6 million in 2010.

8.	Credit Arrangements

          Bank Credit Facility —The Company has a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. In May 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million. As discussed in more detail below, in July 2007, the BofA Credit Agreement was further amended to enhance the Company’s flexibility related to limitations on capital expenditures and dividend payments.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by the Company in the U.S. and the United Kingdom (the “U.K.”) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of September 30, 2007, there were no outstanding borrowings under the BofA Credit Agreement, and the amount available for borrowings under the BofA Credit Agreement was $300 million.

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

          The BofA Credit Agreement contains financial covenants requiring the Company to not exceed a maximum level of capital expenditures (as defined in the BofA Credit Agreement) and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio (as defined in the BofA Credit Agreement) of not less than 2.0 and a quarterly leverage ratio (as defined in the BofA Credit Agreement) of not more than: (i) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (ii) 3.0 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in the July 2007 amendment to the BofA Credit Agreement, is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. On July 25, 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Additionally, the amount available for distribution as dividend payments was increased. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and nine months ended September 30, 2006, the weighted average interest rate charged to the Company on outstanding borrowings under the BofA Credit Agreement was approximately 7.1% and 6.9%, respectively. For the three and nine months ended September 30, 2007, the Company had no borrowings under the BofA Credit Agreement.

          Through September 30, 2007, the Company has paid underwriting, structuring and amendment fees of $2.8 million related to the BofA Credit Agreement, which are being amortized on a straight-line basis to interest expense over the term of the facility.

          Senior Unsecured Debt —In February 1999, the Company issued a tranche of long-term debt securities (defined above as the “Notes”), pursuant to the Company’s $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants. As of September 30, 2007, aggregate future principal and interest payments due under the Notes are as follows (in thousands):

Due within 1 year	$6,875
Due within 2 years	102,865

Total future principal and interest payments	$109,740

Interest Expense – For the three and nine months ended September 30, 2007 and 2006, interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(Thousands of dollars)

Senior secured credit facility:
Interest expense on outstanding borrowings	$—	$204	$—	$1,762
Amortization of amendment and arrangement fees	144	143	432	423
Commitment fees	190	183	570	510

Sub-total	334	530	1,002	2,695

Interest expense on York Property capital lease obligation	4,411	4,452	13,265	13,384
Interest expense on long-term debt	1,743	1,741	5,228	5,223
Amortization of discount related to antitrust matters (see Note 14)	—	640	958	2,040
Other interest expense	324	788	1,027	1,709

Total	$6,812	$8,151	$21,480	$25,051

9.	Deferred Compensation Plan

          On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “DCP”), effective January 1, 2007. The DCP replaced the Sotheby’s, Inc. 1988 Benefit Equalization Plan and the Sotheby’s, Inc. 2005 Benefit Equalization Plan (together, the “BEP”).

          The DCP incorporates best practice features of contemporary non-qualified plans, including providing participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Employee deferrals and Company contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. DCP liabilities are financed through the trust using Company-owned variable life insurance, as well as other investments. The unfunded liability for the BEP, which totaled $24.1 million as of December 31, 2006, was transferred into the DCP on January 1, 2007. The Company funded this amount into the rabbi trust on February 8, 2007, and has funded an additional $5.6 million into the trust subsequent to that date.

          As of September 30, 2007, the DCP liability totaled $30.4 million and the assets held in the rabbi trust totaled $31.4 million. Changes in the DCP liability resulting from gains (which increase the DCP liability) and losses (which decrease the DCP liability) in deemed participant investments are recognized currently in the Condensed Consolidated Income Statement within Salaries and Related Costs. For the three and nine months ended September 30, 2007, net gains in deemed participant investments totaled $0.7 million and $1.9 million, respectively. The trust assets consist of $19.2 million in equity securities, which are classified as trading securities and reflected at their fair value in the Condensed Consolidated Balance Sheet within Trust Assets Related to Deferred Compensation Liability, and $12.2 million in Company-owned variable life insurance, which is reflected at its cash surrender value in the Condensed Consolidated Balance Sheet within Trust Assets Related to Deferred Compensation Liability. Gains or losses resulting from changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Condensed Consolidated Income Statement within Other Income (Expense). For the three and nine months ended September 30, 2007, such net gains totaled $0.6 million and $2.1 million, respectively. As of September 30, 2007, the fair value of the trading securities includes approximately $47,000 in unrealized gains.

10.	Defined Benefit Pension Plan

          The Company contributes to a defined benefit pension plan covering most U.K. employees (the “U.K. Pension Plan”). In 2007, the Company expects to contribute approximately $3.3 million to the U.K. Pension Plan. For the three and nine months ended September 30, 2007 and 2006, the components of net pension cost related to the U.K. Pension Plan are:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(Thousands of dollars)

Service cost	$2,095	$1,751	$6,233	$4,987
Interest cost	4,150	3,274	12,346	9,521
Expected return on plan assets	(4,979)	(4,221)	(14,810)	(12,274)
Amortization of actuarial loss	1,525	870	4,537	2,529
Amortization of prior service cost	22	68	65	199
Special termination benefits	—	—	102	—

Net pension cost	$2,813	$1,742	$8,473	$4,962

          The table below details the amounts in Accumulated Other Comprehensive Loss expected to be recognized as components of net pension cost, net of taxes, for the year ending December 31, 2007 (in thousands of dollars):

Amortization of actuarial loss	$4,351
Amortization of prior service cost	64

Total	$4,415

11.	Commitments and Contingencies

          Employment Arrangements —As of September 30, 2007, the Company had employment arrangements with ten employees, which expire at various points between August 2008 and June 2011. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for participation in the Company’s Executive Bonus Plan, annual equity grants, and severance payments and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants, was approximately $19.3 million as of September 30, 2007.

          Lending Commitments —In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $13.1 million at September 30, 2007.

          Legal Actions —The Company becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

          York Property —The Company’s North American Auction, Dealer and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the “York Property”). On February 7, 2003, the Company sold the York Property and entered into an agreement to lease it back from the buyer for an initial 20-year term, with options to extend the lease for two additional 10-year terms. According to the terms of the lease, if the landlord desires to sell the York Property or to engage in certain other transactions involving a change of ownership or control of the landlord, notice shall be given to the Company by the landlord of such proposed transaction and the landlord shall give the Company an offer to purchase the York Property and a statement of the proposed purchase price and the proposed closing date for the transaction (the “Landlord’s Offer”). Upon receipt of such notice, the Company has a thirty day right of first offer (“ROFO”) to accept or reject the Landlord’s Offer. If accepted, the Company would purchase the York Property at the proposed purchase price. Management is currently assessing its rights and options with respect to the York Property. In reviewing its options, the Company and its legal advisors have come to believe that the landlord violated the Company’s rights under the ROFO in 2005. The Company is pursuing its rights with respect to the ROFO and, if the Company is successful, this could result in a material benefit to the Company.

          Acquavella Modern Art —On May 23, 1990, the Company purchased the common stock of the Pierre Matisse Gallery Corporation (“Matisse”) for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the “Matisse Inventory”). Upon consummation of the purchase, the Company entered into an agreement with Acquavella Contemporary Art, Inc. (“ACA”) to form Acquavella Modern Art (“AMA”), a partnership through which the Matisse Inventory would be sold. The Company contributed the Matisse Inventory to AMA in exchange for a 50% interest in the partnership.

          Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined by independent accountants pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At September 30, 2007, the carrying value of this inventory was $58.4 million. To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. As of September 30, 2007, December 31, 2006 and September 30, 2006, no such amounts were outstanding. Additionally, from time to time, the Company transacts with the principal shareholder of ACA in the normal course of its business.

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

          As of September 30, 2007, the Company had outstanding auction guarantees totaling $458.5 million, the property relating to which had a mid-estimate sales price (1) of $478.1 million. The Company’s financial exposure under these auction guarantees is reduced by $6.8 million as a result of arrangements with unaffiliated third parties. Substantially all of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2007 with the remainder of the property to be offered at auctions in the first half of 2008. As of September 30, 2007, $58.1 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 5). As of September 30, 2007, December 31, 2006 and September 30, 2006, the carrying amount of the liability related to the Company’s auction guarantees was approximately $5.4 million, $1.5 million and $2.7 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

On November 7 and 8, 2007, the Company held its major autumn sales of Impressionist and Modern Art. While these sales were profitable overall, the Company did incur losses on certain auction guarantees that were outstanding as of September 30, 2007 and, as a result, the Company recorded a principal loss of $14.6 million within Auction and Related Revenues in the third quarter of 2007.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

14.	Settlement Liabilities

          In conjunction with the settlement of certain civil antitrust litigation, in May 2003, the Company and its principal competitor, Christie’s International, PLC (“Christie’s”) issued to the class of plaintiff’s vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represents the amount recorded by the Company as Settlement Liabilities in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates were redeemable for cash. As of September 30, 2007, the face value of unused Discount Certificates that the Company could be required to redeem was $24.4 million, which is reflected as a current liability in the Condensed Consolidated Balance Sheet. Due to the unpredictability of Discount Certificate redemption activity, it is possible that actual future redemptions could be materially less than the current carrying value of the related liability, which would result in the reversal of any remaining liability upon the expiration of the Discount Certificates on May 14, 2008.

15.	Comprehensive (Loss) Income

          The Company’s comprehensive (loss) income includes net (loss) income for the period, as well as other comprehensive income (loss), which consists of the change in the foreign currency translation adjustment account and credits related to the amortization of prior service cost and actuarial losses from the Company’s U.K. Pension Plan (net of taxes) during the period. For the three and nine months ended September 30, 2007 and 2006, comprehensive (loss) income is as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net (loss) income	($20,948)	($30,727)	$110,735	$36,744
Foreign currency exchange rate gains (losses)	8,973	(194)	12,067	4,549
Amortization of prior service cost and actuarial losses from U.K. Pension Plan, net of taxes	1,102	—	3,251	—

Comprehensive (loss) income	($10,873)	($30,921)	$126,053	$41,293

16.	Share-Based Payments and Dividends

          Stock Compensation Expense —For the three months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense totaling $6.8 million ($4.7 million, after tax) and $4.8 million ($3.2 million, after tax), respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense totaling $20.2 million ($14.0 million, after tax) and $11.2 million ($7.5 million, after tax).

          For the nine months ended September 30, 2007 and 2006, net cash provided by financing activities included approximately $14.1 million and $13.2 million, respectively, due to excess tax benefits from stock-based payment arrangements.

          Stock Options —Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”) are exercisable into authorized but unissued shares of the Company’s common stock. Stock options generally expire ten years after the date of grant and generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). In March 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an amendment to the 1997 Stock Option Plan whereby the maximum amount of shares reserved for issuance under this plan was reduced by approximately 7 million shares to 7.9 million shares. This amendment is consistent with the evolution of the Company’s equity compensation strategy towards a preference for restricted stock as opposed to stock options and was made in conjunction with shareholder approval of a 4.5 million increase in the number of shares of common stock authorized for issuance under the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”), which was approved on May 8, 2006. (See “Restricted Stock” below for a more detailed discussion of the Restricted Stock Plan.) As of September 30, 2007, 0.5 million shares of common stock were available for issuance under the 1997 Stock Option Plan for new stock option grants.

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

•	Expected volatility: The expected volatility is based on historical volatility for a period approximately equal to the stock option’s expected life.

•	Dividend yield: Dividend yield is the expected rate of dividends to be paid throughout the expected life of the option grant.

No stock options were granted in 2006 or through the first nine months of 2007.

Changes in the number of stock options outstanding during the nine months ended September 30, 2007 were as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price

Balance at January 1, 2007	2,219	$15.65
Options canceled	—	—
Options expired	(10)	$13.77
Options exercised	(1,100)	$14.57

Balance at September 30, 2007	1,109	$16.80

Options Exercisable at September 30, 2007	1,071	$16.88

          The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was approximately $29.1 million and $32.4 million, respectively. The Company expects its remaining unvested stock options to vest.

The following table summarizes additional information about stock options outstanding as of September 30, 2007 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options Outstanding	1,109	4.0 years	$34,263
Options Exercisable	1,071	4.0 years	$33,087

          For the nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was approximately $16.1 million and the related tax benefit was $9.4 million. For the nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was $57.9 million and the related tax benefit was $10.3 million.

          Restricted Stock —In February 2003, the Compensation Committee approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company’s capital structure following a recapitalization transaction that was completed on September 7, 2005. The purpose of the Restricted Stock Plan is to enable the Company to continue to attract and retain valued employees.

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

          Restricted stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) vest ratably over a three-year period and restricted shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the satisfaction of certain service and performance or market-based criteria (as discussed in more detail below). Prior to vesting, participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. On May 8, 2006, the Company’s shareholders approved an amendment and restatement of the Restricted Stock Plan whereby the maximum amount of restricted stock that may be issued under the Restricted Stock Plan was increased by 4.5 million shares to 6.5 million shares. As of September 30, 2007, 3.3 million shares of common stock remained available for future grants.

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

          On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, the Company agreed to grant William F. Ruprecht, the Company’s President and Chief Executive Officer, a one time award of 300,000 shares of restricted stock that will only vest for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain objective performance or market-based criteria are satisfied as measured at each of the vesting dates. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income. Additionally, as he had in the past three years under his previous employment agreement, Mr. Ruprecht received a 2006 equity award of restricted stock. This award of 78,785 restricted shares, which was received on March 31, 2006, had a fair market value equal to $2.1 million on the date of grant and vests in equal annual installments over four years. Mr. Ruprecht is no longer eligible to participate in the EBP, but instead, beginning in 2007, is entitled to a restricted stock award in each year, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the variability of which will be determined largely based on the extent to which the performance criteria for the EBP have been satisfied. Pursuant to this provision of Mr. Ruprecht’s employment arrangement, Mr. Ruprecht received a grant of 57,277 restricted shares on February 9, 2007 with a fair value of $2.2 million.

          Pursuant to certain employment arrangements agreed to in the third quarter of 2006 with certain senior executives, the Company granted 427,531 shares of restricted stock that will only vest for the grantees at the end of the third and fifth years of their employment arrangements, and only if certain objective performance or market-based criteria are satisfied as measured at each of the vesting dates. These criteria are based on either a specified compound increase in shareholder value as measured by stock price and dividends, if any, or a specified compound cumulative increase in the Company’s net income.

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

In May 2007, the Compensation Committee approved the issuance of a restricted stock grant of 10,000 shares to a newly hired executive.

In September 2007, the Compensation Committee approved the issuance of a restricted stock grant of 44,963 shares to certain executive level employees.

Changes in the number of outstanding restricted stock shares during the nine months ended September 30, 2007 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value

Balance at January 1, 2007	2,081	$22.08
Restricted shares granted	753	$39.18
Restricted shares vested	(528)	$16.28
Restricted shares canceled	(10)	$25.11

Balance at September 30, 2007	2,296	$29.01

          The total fair value of restricted stock shares that vested during the nine months ended September 30, 2007 and 2006 was $22.9 million and $14.1 million, respectively, based on the closing stock price on the dates the shares vested. The Company expects its remaining unvested shares of restricted stock to vest.

          As of September 30, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock-based compensation was approximately $37 million and is expected to be recognized over a weighted-average period of approximately 2.8 years.

          Dividends — On February 27, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.6 million) that was paid to shareholders of record as of February 28, 2007 on March 15, 2007.

          On May 7, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.10 per share (approximately $6.7 million) that was paid to shareholders of record as of May 31, 2007 on June 15, 2007.

          On August 8, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10 million) that was paid on September 15, 2007 to shareholders of record as of August 31, 2007.

          On November 6, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10 million) to be paid on December 15, 2007 to shareholders of record as of November 30, 2007.

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

          The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee, which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of September 30, 2007 is inventory with a carrying value of approximately $3.8 million. Such inventory consists entirely of artwork and is the collateral for the $2.9 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

          The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of June 30, 2007, the entity had total assets of $6.4 million, total liabilities of $4.9 million and capital of $1.5 million.

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

          As of September 30, 2007, December 31, 2006 and September 30, 2006, the Condensed Consolidated Balance Sheets included liabilities of $0.1 million, $1.1 million and $0.9 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates.

19.	Discontinued Operations

          In the fourth quarter of 2003, the Company committed to a plan to sell its domestic real estate brokerage business, Sotheby’s International Realty, Inc. (“SIR”), as well as most of its real estate brokerage offices outside of the U.S. As a result, such operations qualified for treatment as discontinued operations in the fourth quarter of 2003. Included in the Company’s results from discontinued operations for nine months ended September 30, 2006 is a litigation accrual related to events that occurred prior to the sale of SIR.

20.	Income Taxes

          Uncertain Tax Positions—In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if there is less than a 50% likelihood of its being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

          The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $16.8 million. Included in this balance are $12.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in this balance is $1.5 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

          As a result of the implementation of FIN 48, the Company recognized a $1.5 million increase in the liability for unrecognized tax benefits, which were accounted for as follows (in thousands of dollars):

Reduction in Retained Earnings (cumulative effect)	$1,459
Increase in Deferred Tax Assets	$18
Increase in liability for unrecognized tax benefits	$1,477

          The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. In addition to the adjustment above, upon the adoption of FIN 48 in the first quarter of 2007, the Company increased its accrual for such interest to $1.2 million, an increase of $0.5 million from December 31, 2006. For the three and nine months ended September 30, 2007, the Company increased its accrual for such interest by $0.4 million and $1.3 million, respectively, to $2 million, including the adjustment upon the adoption of FIN 48 in the first quarter of 2007. The Company does not anticipate that it will be subject to penalties.

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

          The Company regularly assesses the likelihood of additional tax assessments in the noted jurisdictions and adjusts its reserves as additional information or events require. As a result of our analysis, in the third quarter of 2007, the Company increased its liability for unrecognized tax benefits by $7.7 million.

          Income Tax (Benefit) Expense—The Company reviews its annual effective tax rate on a quarterly basis and makes necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; or changes to actual or forecasted permanent book to tax differences. However, in arriving at this effective tax rate, no effect is included for the tax related to discrete items. Such items are accounted for in the quarter in which they arise. The Company’s effective income tax rate related to continuing operations for the nine months ended September 30, 2007 was approximately 25%, as compared to an effective income tax rate of 35% for the same period in 2006. The effective tax benefit rate related to continuing operations for the quarter ended September 30, 2007 was approximately 44%, compared to approximately 34.5% for the same period in 2006.

          In the second quarter of 2007, as part of the Company’s ongoing evaluation of the utilization of state, federal and foreign operating losses, it was determined that it was more likely than not that its state deferred tax assets could be utilized and hence the valuation allowance established against state operating losses and other deferred tax assets in prior years was reduced to zero. As a result, a $3.5 million income tax benefit was recorded in the second quarter of 2007. In assessing the need for the valuation allowance, management considered, among other things, its projections of future taxable income and ongoing, prudent and feasible tax planning strategies.

          In the third quarter of 2007, the Company recorded an additional net income tax benefit of approximately $2.2 million related to the correction of immaterial prior period errors. These errors principally relate to the Company’s calculation of its valuation allowance for state deferred tax assets in the second quarter of 2007; the impact of which is partially offset by an increase in the liability for unrecorded foreign tax benefits arising in periods prior to 2007.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

          The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results typically reflect lower Net Auction Sales (as defined below under “Key Performance Indicators”) when compared to the second and fourth quarters and, historically, a net loss due to the fixed nature of many of the Company’s operating expenses.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

          Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

          For the nine months ended September 30, 2007, income from continuing operations increased $72.7 million to $110.7 million, almost doubling the results for the same period in the prior year. This improvement reflects the strength of the art market during the period, as Net Auction Sales and Private Sales (both defined below under “Key Performance Indicators”) increased significantly from the prior year. Total revenues for the nine months ended September 30, 2007 increased $170.3 million, or 42%, largely as a result of this higher level of sales activity. The increase in total revenues was partially offset by a higher level of operating expenses, which increased $117.8 million, or 37%, when compared to the prior year. Results for the nine months ended September 30, 2007 include an impairment loss ($15 million) and insurance recovery ($20 million) related to Noortman Master Paintings, (“NMP”) (see “Impairment Loss and Insurance Recovery” below), as well as a $4.8 million gain on the sale of land and buildings (see “Gain on Sale of Land and Buildings” below.)

          As discussed above, due to the seasonality of the Company’s auction business, third quarter results typically reflect a loss from continuing operations. Accordingly, in the third quarter of 2007, the Company reported a loss from continuing operations of $20.9 million, which represents a $9.5 million, or 31%, improvement when compared to the third quarter of 2006. This improvement is largely attributable to a $27.7 million, or 48%, increase in total revenues, primarily as a result of significantly higher Private Sales and Net Auction Sales. This overall improvement includes the impact of $14.6 million of losses incurred on certain auction guarantees in the November 2007 Impressionist and Modern Art sale. Such losses are reflected within auction and related revenues in the Company’s results for the third quarter, as these guarantees were outstanding as of September 30, 2007. The overall increase in total revenues was further offset by a $25.5 million, or 27%, increase in operating expenses.

          The art market has shown considerable strength since the beginning of our autumn season and management remains positive for the remainder of 2007. However, the results of the Company’s November Impressionist and Modern Art sales fell below pre-sale expectations. Nevertheless, demand for great works of art remains high in this category. (See statement on Forward Looking Statements and Item 1A, “Risk Factors”)

          The Company’s results from continuing operations for the three and nine months ended September 30, 2007 and 2006 are summarized below (in thousands of dollars):

	Three Months Ended September 30,		Favorable/(Unfavorable)

	2007	2006	$ Change	% Change

Revenues:
Auction and related revenues	$66,359	$50,830	$15,529	30.6%
Finance revenues	4,029	4,347	(318)	(7.3%)
Dealer revenues	13,442	920	12,522	*
License fee revenues	920	961	(41)	(4.3%)
Other revenues	308	322	(14)	(4.3%)

Total revenues	85,058	57,380	27,678	48.2%

Expenses	121,070	95,603	(25,467)	(26.6%)

Operating loss	(36,012)	(38,223)	2,211	5.8%
Net interest expense	(3,263)	(6,986)	3,723	53.3%
Other income (expense)	666	(1,471)	2,137	*

Loss from continuing operations before taxes	(38,609)	(46,680)	8,071	17.3%
Equity in earnings of investees, net of taxes	640	151	489	*
Income tax benefit	(17,021)	(16,104)	917	5.7%

Loss from continuing operations	$(20,948)	$(30,425)	$9,477	31.1%

Key performance indicators:
Aggregate Auction Sales (a)	$328,000	$229,833	$98,167	42.7%
Net Auction Sales (b)	$276,418	$195,462	$80,956	41.4%
Private Sales (c)	$200,116	$34,206	$165,910	*
Auction commission margin (d)	20.6%	21.1%	N/A	(2.4%)
Average loan portfolio (e)	$157,974	$159,646	($1,672)	(1.0%)

	Nine Months Ended September 30,		Favorable/(Unfavorable)

	2007	2006	$ Change	% Change

Revenues:
Auction and related revenues	$509,653	$383,200	$126,453	33.0%
Finance revenues	13,028	11,329	1,699	15.0%
Dealer revenues	45,784	3,785	41,999	*
License fee revenues	2,323	2,153	170	7.9%
Other revenues	1,177	1,227	(50)	(4.1%)

Total revenues	571,965	401,694	170,271	42.4%

Expenses **	437,773	319,927	(117,846)	(36.8%)

Operating income	134,192	81,767	52,425	64.1%
Net interest expense	(11,236)	(22,258)	11,022	49.5%
Insurance recovery	20,000	—	20,000	N/A
Other income (expense)	2,397	(2,041)	4,438	*

Income from continuing operations before taxes	145,353	57,468	87,885	*
Equity in earnings of investees, net of taxes	2,389	660	1,729	*
Income tax expense	37,007	20,110	(16,897)	(84.0%)

Income from continuing operations	$110,735	$38,018	$72,717	*

Key performance indicators:
Aggregate Auction Sales (a)	$3,202,787	$2,222,281	$980,506	44.1%
Net Auction Sales (b)	$2,750,361	$1,920,045	$830,316	43.2%
Private Sales (c)	$528,682	$267,738	$260,944	97.5%
Auction commission margin (d)	16.6%	17.1%	N/A	(2.9%)
Average loan portfolio (e)	$173,678	$150,733	$22,945	15.2%

Legend:

*	Represents a change in excess of 100%.

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

          Please see below for a more detailed discussion of the significant factors impacting the Company’s results from continuing operations for the three and nine months ended September 30, 2007.

Impact of Foreign Currency Translations

          For the three and nine months ended September 30, 2007, foreign currency translations had a net favorable impact of approximately $1.2 million and $7.9 million, respectively, on the Company’s (loss) income from continuing operations before taxes. The components of this favorable impact were as follows (in thousands of dollars):

For the three months ended September 30, 2007	Favorable / (Unfavorable)

Total revenues	$5,607
Total expenses	(4,534)

Operating income	1,073
Net interest expense and other	149

Impact of foreign currency translations on
Loss from continuing operations before taxes	$1,222

For the nine months ended September 30, 2007	Favorable / (Unfavorable)

Total revenues	$25,269
Total expenses	(17,478)

Operating income	7,791
Net interest expense and other	153

Impact of foreign currency translations on
Income from continuing operations before taxes	$7,944

Revenues

          For the three and nine months ended September 30, 2007 and 2006, revenues consist of the following (in thousands of dollars):

	Three Months Ended September 30,		Favorable/(Unfavorable)

	2007	2006	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$56,982	$41,178	$15,804	38.4%
Auction expense recoveries	2,080	2,291	(211)	(9.2%)
Private sale commissions **	17,956	3,082	14,874	*
Principal activities **	(14,849)	343	(15,192)	*
Catalogue subscription revenues	1,921	2,124	(203)	(9.6%)
Other	2,269	1,812	457	25.2%

Total auction and related revenues	66,359	50,830	15,529	30.6%

Other revenues:
Finance revenues	4,029	4,347	(318)	(7.3%)
Dealer revenues **	13,442	920	12,522	*
License fee revenues	920	961	(41)	(4.3%)
Other	308	322	(14)	(4.3%)

Total other revenues	18,699	6,550	12,149	*

Total revenues	$85,058	$57,380	$27,678	48.2%

	Nine Months Ended September 30,		Favorable/(Unfavorable)

	2007	2006	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$457,527	$328,003	$129,524	39.5%
Auction expense recoveries	11,426	10,697	729	6.8%
Private sale commissions **	42,715	20,264	22,451	*
Principal activities **	(14,583)	9,856	(24,439)	*
Catalogue subscription revenues	6,107	6,392	(285)	(4.5%)
Other	6,461	7,988	(1,527)	(19.1%)

Total auction and related revenues	509,653	383,200	126,453	33.0%

Other revenues:
Finance revenues	13,028	11,329	1,699	15.0%
Dealer revenues **	45,784	3,785	41,999	*
License fee revenues	2,323	2,153	170	7.9%
Other	1,177	1,227	(50)	(4.1%)

Total other revenues	62,312	18,494	43,818	*

Total revenues	$571,965	$401,694	$170,271	42.4%

Legend:

*	Represents a change in excess of 100%.

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

•

The purchase and resale of art and the brokering of private sale transactions through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note 17 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

          Accordingly, revenues related to such activities, which for the three and nine months ended September 30, 2006, were classified as principal activities and private sale commissions within Auction and Related Revenues, are now reported as Dealer Revenues for all periods presented.

          See discussion below for an explanation of the significant factors contributing to the overall increase in revenues, which should be read with reference to the table directly above.

Auction and Related Revenues

          For the three months ended September 30, 2007, auction and related revenues increased $15.5 million, or 31%, when compared to the prior year. This increase is principally due to increased auction commission revenues and significantly higher private sale commissions, partially offset by lower principal activities. For the three months ended September 30, 2007, auction and related revenues were favorably impacted by changes in foreign currency exchange rates, which contributed $4.7 million to the overall increase. Each of the significant factors impacting the increase in auction and related revenues is explained in more detail below.

          For the nine months ended September 30, 2007, auction and related revenues increased $126.5 million, or 33%, when compared to the prior year. This increase is principally due to increased auction commission revenues, and, to a much lesser extent, a higher level of private sale commissions, partially offset by lower principal activities. For the nine months ended September 30, 2007, auction and related revenues were favorably impacted by changes in foreign currency exchange rates, which contributed $22.1 million to the overall increase. Each of the significant factors impacting the increase in auction and related revenues is explained in more detail below.

          Auction Commission Revenues—For the three and nine months ended September 30, 2007, auction commission revenues increased $15.8 million, or 38%, and $129.5 million, or 40%, respectively, when compared to the same periods in the prior year principally due to an increase in Net Auction Sales, partially offset by a slight decrease in auction commission margin. (See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.) For the three and nine months ended September 30, 2007, auction commission revenues were favorably impacted by changes in foreign currency exchange rates, which contributed $3.4 million and $19.3 million, respectively, to the overall increase.

          Net Auction Sales— For the three months ended September 30, 2007, Net Auction Sales increased $81 million, or 41%, when compared to the same period in the prior year. During the period, Net Auction Sales were favorably impacted by changes in foreign currency exchange rates, which contributed approximately $17.5 million to the overall increase. The remainder of the increase is attributable to the following factors:

•

A $17.2 million, or 112%, improvement in results from the Chinese Contemporary Art sale held in September in New York. The exceptional results from this sale are indicative of the market growth and strength of this collecting category.

•

A $12.6 million, or 72%, increase in single-owner sales, principally due to Net Auction Sales attributable to the Guy and Myriam Collection of Important Turner Watercolours for $23.1 million, for which there was no comparable single-owner sale in the prior period.

•	A $4.8 million, or 9%, increase in results from the July Old Master Paintings sales in London.

          Third quarter Net Auction Sales are also favorably impacted by the timing of certain sales conducted primarily in London. Specifically, results for the third quarter of 2007 include approximately $23.5 million in Net Auction Sales of 20th Century British Art and Victorian and Edwardian Art. In 2006, the comparable auctions for these collecting categories were held in the second quarter.

          For the nine months ended September 30, 2007, Net Auction Sales increased $830.3 million, or 43%, to $2.8 billion, when compared to the prior period. During the period, Net Auction Sales were favorably impacted by changes in foreign currency exchange rates, which contributed approximately $108.5 million to the overall increase. The remainder of the increase is primarily due to the following factors:

•

A $394 million, or 49%, improvement in results from the winter and spring Impressionist and Contemporary Art sales conducted in New York and London. The significant improvement in these results is indicative of the strength of these fine arts markets during the period, as works sold at a significantly higher average selling price than in the prior period.

•	A $63 million, or 60%, increase in year-to-date single-owner sales.

•	A $47 million, or 57%, increase in Asian art sales in New York, reflecting the continued market growth especially in Chinese Contemporary Art.

•

A $37 million increase in the spring Antiquities sale in New York, which in 2007 included the record sale of a bronze figure of Artemis and the Stag for $25.5 million, for which there was no comparably priced offering in the equivalent sale in the prior period.

•

A $36 million, or 23%, increase in sales of Old Master Paintings and Drawings, highlighted by the sale of Rembrandt’s Saint James the Greater for $23 million in New York in January 2007, for which there was no comparably priced painting sold in the prior period in this collecting category.

•	A $35 million, or 33%, increase in various-owner sales in Asia, which includes sales conducted in Hong Kong, Singapore and Australia.

•	A $30 million, or 68%, increase in sales of 19th Century European Paintings in Europe.

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

          Effective January 12, 2007, the Company increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium was 20% on the first $500,000 of the hammer (sale) price and 12% of any remaining amount over $500,000. In foreign salesrooms, these U.S. dollar thresholds were generally translated into an appropriate fixed local currency amount. Previously, and for 2006 auction sales, the buyer’s premium charged on auction sales was generally 20% of the hammer price on the first $200,000 and 12% of any remaining amount over $200,000.

          Effective September 1, 2007, the Company again increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium is now 25% of the hammer (sale) price on the first $20,000, 20% of the hammer (sale) price above $20,000 up to and including $500,000 and 12% of any remaining amount over $500,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds have been translated into an appropriate fixed local currency amount.

          As detailed in the chart above under “Key Performance Indicators,” for the nine months ended September 30, 2007, the Company experienced a slight decrease in auction commission margin when compared to the same period in the prior year. The year-to-date comparison of auction commission margin to the prior year is influenced by the following factors:

•

A change in sales mix, as a more significant portion of Net Auction Sales in the first half of 2007 was at the high-end of the Company’s business where auction commission margins are traditionally lower.

•

The favorable impact of increases to the buyer’s premium rate structure which became effective in January and September 2007, and which largely offset the impact of the change in sales mix discussed above.

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

          For the three and nine months ended September 30, 2007, principal activities decreased $15.2 million and $24.4 million, respectively, when compared to the prior year. Although property sold under auction guarantees contributed to the significant increase in auction commission revenues during the nine months ended September 30, 2007, this increase was partially offset by $14.6 million of losses incurred in the third quarter of 2007 related to certain works sold under auction guarantees in the November 2007 Impressionist and Modern Art sale. These losses are reflected in the Company’s third quarter results as the related auction guarantees were outstanding as of September 30, 2007. Additionally, the comparison to the prior period is unfavorably impacted by $9 million in principal activity revenue related to auction guarantees recorded in the second quarter of 2006 as a result of the Company sharing in a significant portion of the hammer price on a guaranteed property sold at auction in that period. As discussed above, in certain situations, the Company may share auction commissions with the consignor as part of an auction guarantee in exchange for a portion of the hammer price. As a result, in periods impacted by such arrangements, such as the current and prior year periods, auction commission revenues are best reviewed in the aggregate with principal activities to fully understand auction and related revenues for the period.

          Private Sale Commissions—The level of private sale commissions earned by the Company can vary significantly from period to period. For the three and nine months ended September 30, 2007, private sales commissions increased $14.9 million and $22.5 million, respectively, when compared to the same periods in the prior year. These significant increases were largely due to the landmark private sale of the Rostropovich-Vishnevskaya Collection of Russian Art in September 2007, which was originally scheduled to be sold at auction in September 2007 and for which there was no comparable individual private sale in the prior period, as well as management’s continued commitment to pursue private sale opportunities in the currently strong international art market.

Finance Revenues

          For the nine months ended September 30, 2007, Finance revenues increased $1.7 million, or 15%, when compared to the prior year. This increase principally results from a 15% increase in the year-to-date average loan portfolio balance (from $150.7 million to $173.7 million) and higher interest rates earned on the loan portfolio.

          For the nine months ended September 30, 2007, Finance segment revenues include $3.4 million and $4 million, respectively, related to $58.6 million of term loans made to one borrower during 2005 and 2006. A significant portion of these loans was repaid in the second quarter of 2007, and the Company expects the remaining balance to be repaid in the fourth quarter of 2007.

Dealer Revenues

          Dealer Revenues consist of revenues earned from the sale of Dealer segment inventory and the Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company. Dealer inventory consists principally of property held by NMP and objects purchased for investment purposes.

          For the three and nine months ended September 30, 2007, Dealer revenues increased $12.5 million and $42 million, respectively, when compared to the same periods in the prior year, due to incremental revenues contributed by NMP, which was acquired by the Company in June 2006 (see Note 3 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), and revenues associated with the sale of several significant investment properties through the Company’s other Dealer activities for which there were no comparable sales in the prior year. During the three and nine months ended September 30, 2007, Dealer revenues of $13.4 million and $45.8 million are partially offset by Dealer cost of sales of $8.6 million and $34.1 million, respectively.

          Robert Noortman, Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. (See “Acquisition” below and Note 3 of Notes to

Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more discussion of the acquisition and the impact of Mr. Noortman’s death.)

Expenses

          For the three and nine months ended September 30, 2007 and 2006, expenses consist of the following (in thousands of dollars):

	Three Months Ended September 30,		Favorable / (Unfavorable)

	2007	2006	$ Change	% Change

Direct costs of services	$11,255	$9,793	($1,462)	(14.9%)
Dealer cost of sales	8,594	567	(8,027)	*
Salaries and related costs	55,229	45,709	(9,520)	(20.8%)
General and administrative expenses	40,492	34,162	(6,330)	(18.5%)
Depreciation and amortization expense	5,500	5,372	(128)	(2.4%)

Total expenses	$121,070	$95,603	($25,467)	(26.6%)

	Nine Months Ended September 30,		Favorable / (Unfavorable)

	2007	2006	$ Change	% Change

Direct costs of services	$58,721	$45,904	($12,817)	(27.9%)
Dealer cost of sales	34,126	567	(33,559)	*
Salaries and related costs	195,122	160,051	(35,071)	(21.9%)
General and administrative expenses	123,282	97,370	(25,912)	(26.6%)
Depreciation and amortization expense	16,295	16,035	(260)	(1.6%)
Impairment loss	14,979	—	(14,979)	N/A
Gain on sale of land and buildings	(4,752)	—	4,752	N/A

Total expenses	$437,773	$319,927	($117,846)	(36.8%)

          Legend:

*	Represents a change in excess of 100%.

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

          For the three months ended September 30, 2007, direct costs of services increased $1.5 million, or 15%, when compared to the prior year. The increased level of direct costs is consistent with the higher level of Private Sales and Net Auction Sales during the period, and, in particular, reflects the Company’s increased promotional efforts in the U.K. related to its Private Sales activities. Also contributing to the increase are higher corporate marketing expenses associated with strategic client service initiatives. The overall increase in direct costs of services during the period is partially offset by lower selling costs related to the Company’s Olympia salesroom in London, where it discontinued regular auctions in July 2007 (see “Strategic Initiatives” below).

          For the nine months ended September 30, 2007, direct costs of services increased $12.8 million, or 28%. This increased level of direct costs is consistent with the level and composition of the Company’s auction offerings and private sales during the period. In particular, there were higher catalogue and sale promotion costs, as well as higher shipping costs for property sold in the very successful New York and London Impressionist and Contemporary sales during the period, in addition to the third quarter private sale expenses noted above. Also, direct costs for single-owner sales increased approximately $2.4 million for the nine months ended September 30, 2007, when compared to the prior year. This is consistent with the higher level of single-owner sales during the period. Also contributing to the increase in direct costs are higher corporate marketing expenses principally resulting from special promotional events held in new and expanding markets, as well as costs associated with the launch of Sotheby’s World Elite and World MasterCard® program and the launch of mySothebys, the Company’s new client website portal, for which there were no comparable expenditures in the prior period.

          For the three and nine months ended September 30, 2007, direct costs of services were unfavorably impacted by changes in foreign currency exchange rates, which contributed $0.6 million and $2.7 million, respectively, to the overall increase in direct costs of services.

Salaries and Related Costs

          For the three and nine months ended September 30, 2007 and 2006, salaries and related costs consist of the following (in thousands of dollars):

	Three Months Ended September 30,		Favorable / (Unfavorable)

	2007	2006	$ Change	% Change

Full-time salaries	$31,186	$27,947	($3,239)	(11.6%)
Employee benefits	8,523	5,992	(2,531)	(42.2%)
Payroll taxes	3,763	3,516	(247)	(7.0%)
Incentive bonus costs	1,603	528	(1,075)	*
Stock compensation expense	6,554	4,246	(2,308)	(54.4%)
Option Exchange	216	505	289	57.2%
Other **	3,384	2,975	(409)	(13.7%)

Total salaries and related costs	$55,229	$45,709	($9,520)	(20.8%)

	Nine Months Ended September 30,		Favorable / (Unfavorable)

	2007	2006	$ Change	% Change

Full-time salaries	$92,645	$81,412	($11,233)	(13.8%)
Employee benefits	27,381	19,539	(7,842)	(40.1%)
Payroll taxes	13,952	11,947	(2,005)	(16.8%)
Incentive bonus costs	30,022	26,409	(3,613)	(13.7%)
Stock compensation expense	19,284	9,223	(10,061)	*
Option Exchange	952	1,981	1,029	51.9%
Other **	10,886	9,540	(1,346)	(14.1%)

Total salaries and related costs	$195,122	$160,051	($35,071)	(21.9%)

          Legend:

*	Represents a change in excess of 100%.

**	Principally includes the cost of temporary labor and overtime.

          For the three and nine months ended September 30, 2007, salaries and related costs increased $9.5 million, or 21%, and $35.1 million, or 22%, when compared to the same periods in the prior year. These increases were principally due to higher levels of full-time salaries, stock compensation costs, employee benefit costs and incentive bonus costs. For the three and nine months ended September 30, 2007, salaries and related costs were unfavorably impacted by changes in foreign currency exchange rates, which contributed $2 million and $7.3 million, respectively, to the overall increase. See discussion below for an explanation of the significant factors contributing to the overall increase in salaries and related costs.

          Full-Time Salaries—For the three and nine months ended September 30, 2007, full-time salaries increased $3.2 million, or 12%, and $11.2 million, or 14%, when compared to the same periods in the prior year, principally due to strategic headcount additions, as well as limited salary increases to existing employees. For the three and nine months ended September 30, 2007, full-time salaries were unfavorably impacted by changes in foreign currency exchange rates, which contributed $1.2 million and $3.9 million, respectively, to the overall increase.

          Stock Compensation Expense—For the three and nine months ended September 30, 2007, stock compensation expense (excluding costs related to the Option Exchange) increased $2.3 million and $10.1 million, respectively, when compared to the same periods in the prior year. These increases are principally attributable to incremental costs related to restricted stock awarded in February 2007, as well as stock compensation costs resulting from compensation arrangements with certain senior executives consummated in the second and third quarters of 2006.

          For the year ending December 31, 2007, stock compensation expense is expected to increase approximately $13 million when compared to 2006 to a total of approximately $26 million principally due to the February 2007 restricted stock grants. A portion of the total expected stock compensation expense for 2007 ($5.6 million) is related to shares of restricted stock granted in 2006 to certain senior executives that will only vest for the recipients at the end of a minimum employment period and only if certain objective performance or market-based criteria are met. (See statement on Forward Looking Statements.)

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

          For the three and nine months ended September 30, 2007, employee benefit costs increased $2.5 million, or 42%, and $7.8 million, or 40%, respectively, when compared to the same periods in the prior year. These increases are primarily the result of:

•	Increased costs related to the Company’s U.K. Pension Plan (see discussion below and Note 10 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

•

A $1.1 million increase in employee severance costs for the nine months ended September 30, 2007 principally related to strategic initiatives committed to in the first quarter of 2007 that are resulting in staff reductions in certain lower end sales categories in New York, London and Amsterdam (see “Strategic Initiatives” below).

•

Incremental costs of $0.7 million and $1.9 million for the three and nine months ended September 30, 2007, respectively, related to the Company’s new U.S. deferred compensation plan. Such costs are the result of net gains in deemed participant investments during the periods and are more than offset by net gains resulting from the increase in the fair value of the trust assets related to the deferred compensation plan. Such offsetting gains are recorded within Other Income (Expense) in the Company’s Condensed Consolidated Income Statements. (See Note 9 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for additional information related to the deferred compensation plan.)

•	The impact of the headcount and salary increases discussed above.

•	Increases of approximately $0.3 million and $1.2 million, respectively, as a result of movements in foreign currency exchange rates.

          As disclosed in the Company’s Form 10-K for the year ended December 31, 2006, accumulated actuarial losses related to the U.K. Pension Plan were approximately $91 million ($63.7 million, after tax) as of the date of the most recent plan actuarial valuation (September 30, 2006). These losses accumulated over several years as a result of differences in actual experience compared to projected experience and were specifically influenced by a general trend of lower discount rates, driven by the U.K. interest rate environment, as well as the adoption of updated mortality tables reflecting more recent data on longer life expectancies. These losses, which are reflected in the Condensed Consolidated Balance Sheets on an after-tax basis within accumulated other comprehensive loss until recognized in net pension cost, are being systematically recognized as an increase in future net pension cost in accordance with SFAS No. 87,

“Employers’ Accounting for Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” For the year ending December 31, 2007, management projects an increase of approximately $4.7 million in costs related to the U.K. Pension Plan, principally due to higher amortization of such unrecognized losses, as well as higher interest costs resulting from an increase in the projected benefit obligation and movements in foreign currency exchange rates. (See statement on Forward Looking Statements.)

          Incentive Bonus Costs—For the three and nine months ended September 30, 2007, incentive bonus costs increased $1.1 million, or 204%, and $3.6 million, or 14%, principally due to an increase in performance-based compensation awarded in connection with the higher level of private sale commissions earned in the periods and the Company’s strong financial performance through the first nine months of 2007.

General and Administrative Expenses

          For the three months and nine months ended September 30, 2007, general and administrative expenses increased $6.3 million, or 19%, and $25.9 million, or 27%, respectively, when compared to the same periods in the prior year. During these periods, general and administrative expenses increased approximately $1.3 million and $4.5 million, respectively, as a result of movements in foreign currency exchange rates. The remainder of the overall increase is largely attributable to the following factors:

•

Increases of $2.2 million, or 22%, and $11.3 million, or 43%, respectively, in professional fees, due in part to third quarter and year-to-date costs of $1.1 million and $3.3 million associated with the Company’s ongoing assessment of its rights and options with respect to the York Property (see Note 11 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), for which there were no comparable costs in the prior periods. Also contributing to the increase in professional fees are approximately $2.2 million in year-to-date tax staffing support fees, $1.7 million in year-to-date costs associated with the Company’s outsourced catalogue production operations, and higher consulting and legal fees, partially in support of various strategic initiatives.

•	Increases of $1 million and $3.5 million, respectively, in client goodwill gestures, authenticity claims, litigation costs and other related charges.

•

Increases of $1.1 million, or 21%, and $3.7 million, or 23%, respectively, in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the period. Also contributing to the increase in travel and entertainment costs during the period are price increases for airfares and other travel costs.

•	A $1 million year-to-date increase in facilities and office related expenses.

•	$1 million in incremental year-to-date general and administrative costs incurred related to NMP, which was acquired in June 2006.

          For the nine months ended September 30, 2007, the comparison of general and administrative expenses to the prior period is also unfavorably impacted by a one-time benefit recorded in the second quarter of 2006 associated with the recovery of $2.2 million in administrative expenses related to the settlement of the International Antitrust Litigation, for which there was no comparable event in the current period. The unfavorable impact of this recovery on the comparison to the prior year was partially offset by a $0.7 million expense recorded in the first half of 2006 related to the settlement of an investigation by the Canadian Competition Bureau, as well as a decrease of $0.6 million in other runoff professional fees related to antitrust matters.

Impairment Loss and Insurance Recovery

          On June 7, 2006, the Company acquired Noortman Master Paintings, B.V., a pre-eminent art dealer. (See Note 3 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” for more detailed information related to this acquisition.) Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman.

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

Net Interest Expense

          Due to the substantial improvement in the Company’s operating results, there were significantly higher average cash balances and short-term investments and a lower level of outstanding revolving credit facility borrowings during the first nine months of 2007, when compared to the same period in the prior year. As a result, for the three and nine months ended September 30, 2007, net interest expense decreased $3.7 million, or 53%, and $11 million, or 50%, when compared to the same periods in the prior year. These increases include quarter and year-to-date increases in interest income of $2.4 million and $7.5 million, respectively, and quarter and year-to-date decreases in interest expense of $1.3 million and $3.6 million, respectively. (See “Liquidity and Capital Resources” below and Note 8 of Notes to Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

Income Tax (Benefit) Expense

          The effective tax rate related to continuing operations was approximately 25% for the nine months ended September 30, 2007, compared to approximately 35% for the same period in 2006. This decrease is attributable to several factors including the fact that an increased portion of the Company’s income was earned in lower-taxed territories including the U.K., as well as the fact that the $20 million in insurance proceeds from the key man life insurance policy covering Robert C. Noortman (see Note 3 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”) are non-taxable. The benefit attributable to the key man life insurance proceeds was partially offset by a $15 million impairment loss related to Noortman Master Paintings (see Notes 3, 6 and 7 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”), which is not tax deductible.

          In the second quarter of 2007, as part of the Company’s ongoing evaluation of the utilization of state, federal and foreign operating losses, it was determined that it was more likely than not that its state deferred tax assets could be utilized and hence the valuation allowance established against state operating losses and other deferred tax assets in prior years was reduced to zero, and a $3.5 million income tax benefit was recorded in the second quarter of 2007. In assessing the need for the valuation allowance, management considered, among other things, its projections of future taxable income and ongoing, prudent and feasible tax planning strategies.

          The effective tax benefit rate related to continuing operations for the quarter ended September 30, 2007 was approximately 44%, compared to approximately 34.5% for the same period in 2006. This increase is due in part to an additional income tax benefit of approximately $2 million related to the Company’s assessment of its valuation allowance for state deferred tax assets which has been revised consistent with changes to Company forecasts and estimates. In addition, the effective tax benefit rate related to continuing operations for the third quarter of 2007 is impacted by an incremental net income tax benefit of $2.2 million related to the correction of immaterial prior period errors. These errors principally relate to the Company’s calculation of its valuation allowance for state deferred tax assets in the second quarter of 2007; the impact of which is partially offset by an increase in the liability for unrecorded foreign tax benefits arising in periods prior to 2007. The overall increase in the effective tax benefit rate for the period is partially offset by a change in the enacted statutory tax rates in the U.K. and Germany.

Discontinued Operations

          For information related to Discontinued Operations, see Note 19 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2007

          This discussion should be read in conjunction with the Company’s Condensed Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

          For the nine months ended September 30, 2007, total cash and cash equivalents decreased approximately $100 million primarily due to the factors discussed below.

          Cash Used by Operating Activities—Net cash used by operating activities of $234.5 million for the nine months ended September 30, 2007 is principally attributable to the following factors:

•

A $258.3 million net decrease in amounts owed to clients principally due to the timing and settlement of auction and private sales. This net decrease includes a $37.4 million client receivable related to a private sale that is included in other non-current assets in the Condensed Consolidated Balance Sheets (see Note 5 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

•

A $64.2 million net increase in inventory principally due to the acquisition of property relating to auction guarantees that did not sell at auction during the first half of 2007, as well as investments in property made by the Company’s Dealer segment in the third quarter of 2007, partially offset by sales of Dealer inventory.

•

The purchase of $29.7 million in assets held in a rabbi trust to fund the liability related to the Sotheby’s Deferred Compensation Plan (see Note 9 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements”).

          Partially offsetting these cash outflows from operations was net income of $110.7 million earned during the nine months ended September 30, 2007.

          Cash Used by Investing Activities—Net cash provided by investing activities of $125.9 million for the nine months ended September 30, 2007 is principally due to a $126 million net decrease in short-term investments, $6.2 million in proceeds received from the sale of land and buildings in the U.K., $5.7 million in distributions from equity investees and a $5.7 million decrease in restricted cash. These investing cash inflows are minimally offset by $11.6 million in capital expenditures and $4.6 million in cash outflows due to the net funding of client loans.

          Cash Provided by Financing Activities—Net cash provided by financing activities of $5.7 million for the nine months ended September 30, 2007 is principally due to $16.1 million in proceeds from the exercise of stock options and $14.1 million in excess tax benefits resulting from stock option exercises and the vesting of restricted stock in the first nine months of 2007. These financing cash inflows are partially offset by $23.2 million in dividend payments.

SHARES OUTSTANDING

          Diluted weighted average shares outstanding for the nine months ended September 30, 2007 increased by approximately 4 million shares, or 7%, when compared to the same period in the prior year, primarily as a result of the impact of employee stock option exercises since the beginning of 2006, which has resulted in the issuance of approximately 5 million additional shares of the Company’s Common Stock, the issuance of 1.9 million shares in conjunction with the acquisition of NMP in June 2006 and the impact of restricted stock issuances to employees over the last year. As a result of these events, management expects weighted average diluted shares outstanding for the year ended December 31, 2007 to be in the range of approximately 65.6 million. (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes the Company’s material contractual obligations and commitments as of September 30, 2007:

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
Long-term debt (1)
Principal payments	$100,000	$—	$100,000	$—	$—
Interest payments	9,740	6,875	2,865	—	—

Sub-total	109,740	6,875	102,865	—	—

Other commitments:
York Property capital lease	355,205	19,287	40,912	42,332	252,674
Operating lease obligations	79,600	15,657	20,960	9,378	33,605
Discount Certificates (2)	24,374	24,374	—	—	—
Note payable to Arcimboldo (3)	11,800	5,900	5,900	—	—
Employment arrangements (4)	19,292	7,203	9,280	2,809	—
Uncertain tax positions (5)	7,800	7,800	—	—	—

Sub-total	498,071	80,221	77,052	54,519	286,279

Total	$607,811	$87,096	$179,917	$54,519	$286,279

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

(3)	See Note 3 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

(4)

Represents the remaining commitment for future salaries as of September 30, 2007 related to employment arrangements with ten employees, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants. (See Note 11 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

(5)

The Company’s liability for uncertain tax positions that would be settled by cash payments to the respective taxing authorities is $14.4 million, of which $7.8 million is classified as current and $6.6 million is classified as long-term in the Condensed Consolidated Balance Sheets. The long-term portion is excluded from the contractual obligations table above as the Company is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See “Uncertain Tax Positions” below for more detailed information.)

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

          As of September 30, 2007, the Company had outstanding auction guarantees totaling $463.5 million, the property relating to which had a mid-estimate sales price (1) of $484.3 million. The Company’s financial exposure under these auction guarantees is reduced by $6.8 million as a result of arrangements with unaffiliated third parties. Substantially all of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2007 with the remainder of the property to be offered at auctions in the first half of 2008. As of September 30, 2007, $58.1 million of the guaranteed amount had been advanced by the Company and is recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 5 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”). As of September 30, 2007, December 31, 2006 and September 30, 2006, the carrying amount of the liability related to the Company’s auction guarantees was approximately $5.4 million, $1.5 million and $2.7 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          On November 7 and 8, 2007, the Company held its major autumn sales of Impressionist and Modern Art. While these sales were profitable overall, the Company did incur losses on certain auction guarantees that were outstanding as of September 30, 2007 and, as a result, the Company recorded a principal loss of $14.6 million within Auction and Related Revenues in the third quarter of 2007.

          As of November 8, 2007, the Company had outstanding auction guarantees totaling $282.8 million, the property relating to which had a mid-estimate sales price (1) of $279 million. The Company’s financial exposure under these auction guarantees is reduced by $46.9 million as a result of arrangements with unaffiliated third parties. Substantially all of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2007 with the remainder of the property to be offered at auctions in the first half of 2008. As of November 8, 2007, $88.8 million of the guaranteed amount had been advanced by the Company and will be recorded within Notes Receivable and Consignor Advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

          In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $13.1 million at September 30, 2007.

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

          At September 30, 2007, the Company had $155 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

          As of September 30, 2007, December 31, 2006 and September 30, 2006, the Condensed Consolidated Balance Sheets included liabilities of $0.1 million, $1.1 million and $0.9 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates.

CONTINGENCIES

          For information related to Contingencies, see Note 11 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”

UNCERTAIN TAX POSITIONS

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if there is less than a 50% likelihood of its being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

          The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $16.8 million. Included in this balance are $12.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in this balance is $1.5 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

          As a result of the implementation of FIN 48, the Company recognized a $1.5 million increase in the liability for unrecognized tax benefits, which were accounted for as follows (in thousands of dollars):

Reduction in Retained Earnings (cumulative effect)	$1,459
Increase in Deferred Tax Assets	$18
Increase in liability for unrecognized tax benefits	$1,477

          The Company recognizes interest related to unrecognized tax benefits as a component of income tax expense. In addition to the adjustment above, upon the adoption of FIN 48 in the first quarter of 2007, the Company increased its accrual for such interest to $1.2 million, an increase of $0.5 million from December 31, 2006. For the three and nine months ended September 30, 2007, the Company increased its accrual for such interest by $0.4 million and $1.3 million, respectively, to $2 million, including the adjustment upon the adoption of FIN 48 in the first quarter of 2007. The Company does not anticipate that it will be subject to penalties.

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

          The Company regularly assesses the likelihood of additional tax assessments in the noted jurisdictions and adjusts its reserves as additional information or events require. As a result of our analysis, in the third quarter of 2007, the Company increased its liability for unrecognized tax benefits by $7.7 million.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. In May 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million. As discussed in more detail below, in July 2007, the BofA Credit Agreement was further amended to enhance the Company’s flexibility related to limitations on capital expenditures and dividend payments.

          Effective October 1, 2007, BofA acquired LaSalle Bank N.A. from ABN Amro Holding Co. This acquisition will not have any impact related to the BofA Credit Agreement.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by the Company in the U.S. and the United Kingdom (the “U.K.”) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of September 30, 2007, there were no outstanding borrowings under the BofA Credit Agreement, and the amount available for borrowings under the BofA Credit Agreement was $300 million.

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

          The BofA Credit Agreement contains financial covenants requiring the Company to not exceed a maximum level of capital expenditures (as defined in the BofA Credit Agreement) and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio (as defined in the BofA Credit Agreement) of not less than 2.0 and a quarterly leverage ratio (as defined in the BofA Credit Agreement) of not more than: (i) 3.5 for quarters ending December 31, 2006 to September 30, 2007 and (ii) 3.0 for quarters ending December 31, 2007 and thereafter.

The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in the July 2007 amendment to the BofA Credit Agreement, is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. On July 25, 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Additionally, the amount available for distribution as dividend payments was increased. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and nine months ended September 30, 2006, the weighted average interest rate charged to the Company on outstanding borrowings under the BofA Credit Agreement was approximately 7.1% and 6.9%, respectively. For the three and nine months ended September 30, 2007, the Company had no borrowings under the BofA Credit Agreement.

          The Company generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements. The Company currently believes that operating cash flows, current cash balances and borrowings available under the BofA Credit Agreement will be adequate to meet its presently contemplated or anticipated short-term and long-term commitments, operating needs and capital requirements.

          The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, other short-term commitments to consignors, the funding of notes receivable and consignor advances, the funding of capital expenditures, and the payment of the quarterly dividend discussed below, as well as the short-term commitments to be funded on or before September 30, 2008 included in the table of contractual obligations above.

          The Company’s long-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, and the funding of capital expenditures, as well as the funding of the Company’s presently anticipated long-term contractual obligations and commitments included in the table of contractual obligations above.

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

          On August 8, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10 million) that was paid on September 15, 2007 to shareholders of record as of August 31, 2007.

          On November 6, 2007, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10 million) to be paid on December 15, 2007 to shareholders of record as of November 30, 2007.

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

          In line with the Company’s strategy, in February 2007, management decided to refocus its business portfolio. Accordingly, the Company has discontinued regular auctions at Olympia in London, which traditionally has processed sales at a much lower price point than the rest of the Company. In addition, the Company has been reducing staff in lower end sales categories in New York and Amsterdam. The Company expects these actions, which are guided by local statutory consultation guidelines and which have resulted in severance charges totaling $1.9 million for the nine months ended September 30, 2007, to reduce headcount by approximately five percent globally. This strategic initiative will significantly reduce the quantity of lots offered for sale at auction, which is expected to result in cost savings and operating efficiencies. However, the Company is investing a portion of these savings in new staff, in order to better focus on client relationships and grow revenues, which management expects will more than offset the lost revenue on lower end sales categories. Having implemented many of these strategic changes during the first nine months of 2007, the Company is beginning to realize the benefits during the second half of 2007 and expects to realize increasing benefits in future years. Accordingly, there could be an unfavorable impact on short-term operating results. (See statement on Forward Looking Statements.)

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

          As of September 30, 2007, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $12.9 million.

          The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated auction guarantee obligations. At September 30, 2007, the Company had $155 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note 18 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements.”)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of September 30, 2007, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2007.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Fourth Amendment to the Sotheby’s Amended and Restated Credit Agreement dated July 25, 2007

	10.2	Second Amendment to the Sotheby’s Amended and Restated Restricted Stock Plan dated September 7, 2007

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(i)	On August 10, 2007, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

(ii)

On August 22, 2007, the Company filed a current report on Form 8-K under Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” Item 8.01, “Other Events.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney
Vice President,
Controller and Chief
Accounting Officer

Date:	November 9, 2007

Exhibit Index

Exhibit No.	Description

10.1	Fourth Amendment to the Sotheby’s Amended and Restated Credit Agreement dated July 25, 2007

10.2	Second Amendment to the Sotheby’s Amended and Restated Restricted Stock Plan dated September 7, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002