Form 10-K
period 2007-12-31
SOTHEBYS
filed 2008-02-27
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO , AND
COMMISSION FILE NUMBER 1-9750

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1334 York Avenue New York, New York (Address of principal executive offices)	38-2478409 (I.R.S. Employer Identification No.) 10021 (Zip Code)

(212) 606-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange

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

As of June 30, 2007, the aggregate market value of the 65,278,455 shares of Common Stock held by non-affiliates of the registrant was $3,004,114,499, based upon the closing price ($46.02) on the New York Stock Exchange composite tape on such date for the Common Stock.

As of February 26, 2008, there were outstanding 67,468,019 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Overview

Sotheby’s (or, together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world’s two largest auctioneers of authenticated fine art, antiques and decorative art, jewelry and collectibles. In 2007, Sotheby’s accounted for $5.4 billion, or 48%, of the total aggregate auction sales of the two major auction houses that comprise the global auction market.

The Company’s operations are organized into three business segments: Auction, Finance and Dealer. In addition to auctioneering, the Company’s Auction segment is engaged in a number of related activities, including the brokering of private purchases and sales of fine art, jewelry and collectibles. The Company also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in licensing activities. A detailed explanation of the activities of each of the Company’s segments, as well as its licensing activities is provided below.

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

The Reincorporation was accounted for as a reverse merger, whereby, for accounting purposes, Sotheby’s Holdings, Inc. is considered the acquiror and the surviving corporation is treated as the successor to the historical operations of Sotheby’s Holdings, Inc. Accordingly, the historical financial statements of Sotheby’s Holdings, Inc. which were previously reported to the Securities and Exchange Commission (the “SEC”) on Forms 10-K and 10-Q, among other forms, are treated as the financial statements of the surviving corporation.

The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Holdings, Inc. Additionally, Sotheby’s Holdings, Inc. management and board of directors continued as the management and board of directors of Sotheby’s Delaware and Sotheby’s Delaware stock continued to trade on the NYSE under the symbol “BID.” Sotheby’s is the oldest company listed on the NYSE, as successor to a business that began in 1744.

Auction Segment

Description of Business

The purchase and sale of works of art in the international art market are primarily effected through the major auction houses, numerous dealers, smaller auction houses and also directly between collectors. Although dealers and smaller auction houses generally do not report sales figures publicly, the Company believes that dealers account for the majority of the volume of transactions in the international art market.

Sotheby’s and Christie’s International, PLC (“Christie’s”), a privately held, French-owned, auction house, are the two largest art auction houses in the world.

The Company auctions a wide variety of property, including fine art, antiques and decorative art, jewelry and collectibles. The objects auctioned by the Company are unique, and their value can only be estimated prior to sale. The Company’s principal role as an auctioneer is to identify, evaluate and appraise works of art through its international staff of specialists; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.

In its role as auctioneer, the Company principally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses and applicable taxes and royalties. The Company’s auction commissions include those earned from the buyer (“buyer’s premium”) and those earned from the consignor (“seller’s commission”), both of which are calculated as a percentage of the hammer price of property sold at auction. In 2007, 2006 and 2005, auction commission revenues accounted for 83%, 83%, and 86%, respectively, of the Company’s consolidated revenues.

In certain situations, under negotiated arrangements or when the buyer takes possession of the property purchased at auction before payment is made, the Company is liable to the consignor for the net sale proceeds whether or not the buyer makes payment. (See Note E of Notes to Consolidated Financial Statements.)

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction. (See Note Q of Notes to Consolidated Financial Statements.)

In addition to auctioneering, the Auction segment is engaged in a number of related activities, including the brokering of private purchases and sales of fine art, jewelry and collectibles.

The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results typically reflect a lower volume of auction activity when compared to the second and fourth quarters and, generally, a net loss due to the fixed nature of many of the Company’s operating expenses. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note X of Notes to Consolidated Financial Statements.)

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

•	The level of auction guarantees or the terms of other financial options offered by auction houses;

•	The level of pre-sale estimates offered by auction houses;

•	The desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and executors);

•	The amount of commission charged by dealers or auction houses to sell a work on consignment;

•	The cost, style and extent of pre-sale marketing and promotion to be undertaken by a dealer or auction house;

•	Recommendations by third parties consulted by the seller;

•	The desire of clients to conduct business with a publicly traded company; and

•	The availability and extent of related services, such as tax or insurance appraisals and short-term financing.

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

Finance Segment

Description of Business

The Company’s Finance segment provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. Clients who borrow from the Finance segment are often unable to borrow on conventional terms from traditional lenders and are typically not highly interest rate sensitive. The Finance segment’s loans are predominantly variable interest rate loans. The Company’s financing activities are conducted through its wholly-owned subsidiaries.

The majority of the Company’s secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. Of the approximately $2 billion in total loans that the Finance segment has extended since 1991, the Company has experienced total loan losses of only approximately $11 million.

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

Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. In certain of these situations, the Company finances the purchase of works of art by art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while the Company’s share of any profit or loss is reflected in the results of the Dealer segment.

(See Notes B and E of Notes to Consolidated Financial Statements.)

The Company funds its financing activities generally through operating cash flows supplemented by credit facility borrowings. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note J of Notes to Consolidated Financial Statements.)

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

Dealer Segment

Description of Business

On June 7, 2006, the Company entered into a sale and purchase agreement with Arcimboldo S.A. pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Noortman Master Paintings B.V. (or “NMP”), one of the world’s leading art dealers specializing in Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings. NMP is based in Maastricht, The Netherlands. As an art dealer, NMP sells works of art directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art. NMP’s results are included in the Company’s Consolidated Income Statements as of June 1, 2006 and were not material to the Company’s consolidated financial statements in 2006.

In the fourth quarter of 2006, due to the acquisition of NMP and the resulting increase in the Company’s Dealer activities, certain activities which were previously included as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment. Such activities include:

•	The investment in and resale of art and other collectibles directly by the Company.

•	The investment in art through unsecured loans made by the Company to unaffiliated art dealers. (See Note E of Notes to Consolidated Financial Statements.)

•	The activities of certain equity investees, including Acquavella Modern Art (or “AMA”). (See Note F of Notes to Consolidated Financial Statements.)

•

The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note S of Notes to Consolidated Financial Statements.)

Robert C. Noortman, who was the Managing Director of NMP and sole shareholder of Arcimboldo S.A., died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. (See “Acquisition” below and Note C of Notes to Consolidated Financial Statements for a more detailed discussion of the acquisition of NMP and the impact of Mr. Noortman’s death.)

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

(See Note U of Notes to Consolidated Financial Statements.)

Licensing

As discussed under “Discontinued Operations” above, in conjunction with the sale of SIR, the Company entered into an agreement with Realogy to license the SIR trademark and certain related trademarks. The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2007, 2006 and 2005, the Company earned $2.8 million, $2.6 million and $1.3 million, respectively, in license fee revenue related to the Realogy License Agreement. The Company continues to consider additional opportunities to license the Sotheby’s brand in businesses where appropriate.

Strategic Initiatives

Increased Focus on the Company’s Most Valuable Relationships

Management’s focus on the high-end of the art market has been an important contributor to the Company’s success in recent years. Accordingly, management is dedicating more of its time, energy and organization to broadening and extending the breadth and depth of relationships with major clients. These efforts are part of a multi-year strategy to invest in those areas which the Company’s major clients value most.

Over the past several years, the Company has made substantial investments in information technology designed to improve client service. A new portfolio of enterprise systems anchored by SAP has been deployed across the organization, which has enhanced the quality of information and processing of sales and inventory tracking, as well as data management. In addition, the Company has launched a new web-based client portal called “mySothebys,” which provides clients with real-time access to their account data and balances, as well as information on current and historical transactions, auction tracking services and enhanced media content. Client relationships are a key driver of the Company’s success, and the Company’s clients expect a consistently high level of service. Management believes these initiatives will have a meaningful impact on the future of the business.

Realign Operations to Enhance Profitability

In line with the Company’s strategy to focus on major clients, the Company has initiated significant changes to its business portfolio to enhance the long-term value of the franchise. This has resulted in the discontinuation of auctions at the Olympia sales center, the Company’s secondary salesroom in London, which has traditionally processed sales at a substantially lower price point than the Company’s other salesrooms. Similar efforts are well underway to reduce low-end sales categories in New York, Amsterdam and Milan, such as increasing the Company’s minimum lot thresholds to $5,000, €4,000 and £3,000, depending on the location. As a result of these actions, management expects to continue to reduce the quantity of lots offered for sale at auction. The Company is investing in new staff in order to strengthen client relationships and grow revenues, which management expects will more than offset the lost revenue on lower end sales categories. However, there could be an unfavorable impact on short-term operating results. (See statement on Forward Looking Statements.)

Increase Exposure to Higher Growth Emerging Markets

The Company is making significant efforts to grow its presence in faster growing regions, particularly in emerging markets such as Russia, China and the Middle East. The Company has opened offices in Beijing and Moscow and is focused on establishing a greater presence in the Middle East. The growth of Russian wealth, attributable to the boom in global commodity prices, has driven spending across the luxury segment. The Russian Art Market at Sotheby’s has increased dramatically, from $5.5 million of Aggregate Auction Sales in 2000 to $190.9 million in 2007. Additionally, China’s economy has experienced explosive growth since 1990 with gross domestic product growth averaging over 9% during this period. This expansion has contributed to significant Asian Art Market growth over the last five years. Aggregate Auction Sales of Asian art at Sotheby’s have tripled from $124.1 million in 2001 to approximately $561.8 million in 2007, reflecting a cumulative annual growth rate of 29%.

Capitalize on Brand Extension Opportunities

As discussed above, the Company has licensed the SIR trademark and certain related trademarks in connection with the sale of the Company’s real estate business to Realogy in 2004. Since the sale, the Company has earned total license fee revenues of $6.8 million through December 31, 2007. Management intends to continue to further leverage the Sotheby’s brand in fine jewelry and other luxury retail categories. One such initiative is Sotheby’s Diamonds, a strategic relationship with the Steinmetz Diamond Group, a seller of rare diamonds and diamond jewelry.

Strategically Expand the Finance Segment

Within the Finance segment, management is focused on growing the Company’s loan portfolio and leveraging Finance segment activities in order to grow auction consignments. Customers who borrow or leverage art works to obtain cash are more likely to utilize the Company’s Auction segment if they decide to liquidate part or all of their portfolios.

Financial and Geographical Information about Segments

See Note D of Notes to Consolidated Financial Statements for financial and geographical information about the Company’s segments.

Employees

As of December 31, 2007, the Company had 1,555 employees with 605 located in North America; 554 in the U.K.; 287 in Continental Europe; and 109 in Asia. The Company regards its relations with its employees as good. The table below provides a breakdown of the Company’s employees as of December 31, 2007 and 2006.

December 31	2007	2006
Auction segment	1,390	1,351
Finance segment	9	7
Dealer segment	8	8
All Other	148	131

Total	1,555	1,497

Employees classified within “All Other” principally relate to the Company’s central corporate and information technology departments.

Website Address

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, www.sothebys.com, to http://investor.shareholder.com/bid/sec.cfm, a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with or furnished to the SEC.

ITEM 1A: RISK FACTORS

Operating results for the Company, as well as the Company’s liquidity, are significantly influenced by a number of risk factors, many of which are not within the Company’s control. These factors, which are not ranked in any particular order, include:

The overall strength of the various worldwide economies and financial markets

The art market in which the Company operates is influenced over time by the overall strength of the various worldwide economies and financial markets, although this correlation may not be immediately evident in the short-term. The Company’s business can be particularly influenced by the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia (principally China and Japan).

Interest rates

Fluctuations in interest rates influence the Company’s cost of funds for borrowings under its senior secured credit facility that may be required to finance working capital needs and, in particular, the Finance segment’s client loan portfolio.

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

Foreign currency exchange rate movements

The Company has operations throughout the world, with approximately 60% of its revenues coming from outside of the U.S. in 2007. Accordingly, fluctuations in exchange rates can have a significant impact on the Company’s results of operations.

Competition

Competition in the art market is intense, including competition both with other auctioneers and with art dealers. See “Auction Segment—The Auction Market and Competition” under Item 1, “Description of Business,” for a discussion of the factors that may affect the Company’s ability to compete successfully in its business.

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

Reliance on a small number of clients

The Company relies on a small number of important clients who make a significant contribution to the Company’s business and profitability. Accordingly, the Company’s business and profitability is highly dependent upon its ability to develop and maintain relationships with this small group of important clients.

Demand for art-related financing

The Company’s Finance segment is dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections.

Strategic Initiatives

As discussed in more detail above within “Strategic Initiatives” under “Description of Business,” management is undertaking certain strategic initiatives. The Company’s future operating results are dependent in part on the success of management in implementing the Company’s strategic plans. Implementation of the Company’s strategic plans could unfavorably impact the Company’s short- term operating results. (See statement on Forward Looking Statements.)

Value of artworks

The art market is not a highly liquid trading market, as a result of which the valuation of artworks is inherently subjective and the realizable value of artworks often varies over time. Accordingly, the Company is at risk both as to the value of art held as inventory and as to the value of artworks pledged as collateral for Finance segment loans.

Auction guarantees

As discussed above under “Value of Artworks,” the art market is not a highly liquid trading market and, as a result, the valuation of artworks is inherently subjective. Accordingly, the Company is at risk with respect to its ability to estimate the likely selling prices of works of art offered under auction guarantees. Accordingly, if management’s judgments about the likely selling prices of works of art which are subject to auction guarantees prove to be inaccurate, there could be an adverse impact on the Company’s results of operations, financial condition and liquidity.

U.K. Pension Plan

Future costs and obligations related to the Company’s U.K. defined benefit pension plan are heavily influenced by changes in interest rates, investment performance in the debt and equity markets and actuarial assumptions, each of which is unpredictable. (See “Critical Accounting Estimates—Pension Obligations” and “Salaries and Related Costs—Employee Benefits” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Income taxes

The Company operates in many tax jurisdictions throughout the world. Variations in taxable income in the various jurisdictions in which the Company does business can have a significant impact on its effective tax rate.

Similarly, the Company’s clients reside in various tax jurisdictions throughout the world. To the extent that there are changes to tax laws in any of these jurisdictions, such changes could adversely impact the ability and/or willingness of the Company’s clients to purchase or sell works of art.

Insurance Coverage

The Company maintains insurance coverage for the works of art it owns and for works of art consigned to the Company by its clients, which are stored at the Company’s facilities around the world. An inability to adequately insure such works of art due to limited capacity of the global art insurance market in the future could have an adverse impact on the Company’s business.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s North American Auction, Dealer and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the “York Property”). The York Property is home to the Company’s sole North American auction salesroom and its principal North American exhibition space. The Company completed the construction of a six-story addition to and renovation of the York Property in 2001, which expanded the Company’s auction, warehouse and office space in New York City and enabled the Company to consolidate many of its New York City operations.

On February 7, 2003, the Company sold the York Property to an affiliate of RFR Holding Corp. (“RFR”) and entered into an agreement to lease it back from RFR for an initial 20-year term, with options to extend the lease for two additional 10-year terms. On January 11, 2008, the Company entered into a contract to acquire the York Property from an affiliate of RFR for an aggregate purchase price of $370 million. The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property, which is subject to the lenders consent, and a combination of available cash resources and possible future borrowings. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. Due to the scheduled increase in the annual interest rate and some other terms of the agreement subsequent to July 1, 2015, it would be the Company’s intention to pre-pay the mortgage on or about July 1, 2015. The Company has made an upfront payment to the seller of $50 million, which is refundable under certain conditions. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place not later than July 1, 2009, nor earlier than April 1, 2008. (See “York Property” below and Notes G and M of Notes to Consolidated Financial Statements for more information related to the potential purchase of the York Property.)

The Company also leases office and exhibition space in several other major cities throughout the U.S.

The Company’s U.K. operations (primarily Auction) are centered at New Bond Street, London, where the main salesrooms, exhibition space and administrative offices of Sotheby’s U.K. are located. The Company owns or holds long-term leases for a majority of the New Bond Street premises (approximately 72%) and the remaining portion is leased under short-term leases (approximately 28%). The lease related to a small portion of the New Bond Street complex is due to expire in September 2008 and, as a result, the Company will lose exhibition and office space. To partially compensate for this loss of space and to enhance existing exhibition and client entertainment facilities, the Company is refurbishing the New Bond Street premises. This refurbishment is expected to cost approximately $16 million, of which approximately $11 million has been spent through December 31, 2007. The refurbishment of the New Bond Street premises is expected to be completed in June 2008.

In the U.K., the Company also leases space at Olympia, a building located in Kensington, West London, which previously housed a specially dedicated middle market auction salesroom. As discussed in Item 1 above under “Strategic Initiatives,” in 2007, the Company discontinued auctions at this location. As a result, Olympia is now used principally for office space. The Company also leases additional office and warehouse space elsewhere in London.

The Company also leases space primarily for Auction operations in various locations throughout Continental Europe, including salesrooms in Amsterdam, The Netherlands; Geneva and Zurich, Switzerland; Milan, Italy; and Paris, France; in Asia, in Hong Kong; and in Australia. Additionally, the Company owns land and a building in Maastricht, The Netherlands, which houses Noortman Master Paintings, an art dealer acquired by the Company in June 2006.

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

ITEM 4: SUBMISSION TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2007.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The principal U.S. market for the Company’s common stock is the NYSE (symbol: BID). The number of holders of record of the Company’s common stock as of February 15, 2008 was 1,821. The quarterly price ranges on the NYSE of the Company’s common stock for 2007 and 2006 were as follows:

Quarter Ended	2007
	High	Low
March 31	$44.92	$30.22
June 30	$53.25	$43.93
September 30	$53.99	$35.52
December 31	$61.40	$30.80
Quarter Ended	2006
	High	Low

March 31	$29.30	$18.18
June 30	$33.84	$22.78
September 30	$32.95	$25.08
December 31	$38.64	$29.81

The Company’s senior secured credit agreement contains a financial covenant requiring the Company not to exceed a maximum level of dividend payments. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. In July 2007, the Company’s senior secured credit agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Accordingly, the amount available for distribution as dividend payments was increased. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on the Company’s senior secured credit agreement.)

In the third quarter of 2006, the Company reinstated a quarterly dividend on its common stock. Prior to the third quarter of 2006, the Company had not paid a quarterly dividend since the fourth quarter of 1999. The following table sets forth dividends declared and paid per share of common stock for the periods indicated (in thousands, except per share amounts):

Quarter Ended	2007
	Per Share	Amount
March 31	$0.10	$6,631
June 30	$0.10	$6,655
September 30	$0.15	$9,997
December 31	$0.15	$10,043
Quarter Ended	2006
	Per Share	Amount

March 31	—	—
June 30	—	—
September 30	$0.10	$6,441
December 31	$0.10	$6,505

On February 26, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10 million), to be paid on March 15, 2008 to shareholders of record as of March 7, 2008.

Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to shares of the Company’s common stock that may be issued under its existing equity compensation plans, including the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”), the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”) and the Sotheby’s Amended and Restated Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	3,248	$16.64	3,954
Equity compensation plans not approved by shareholders	—	—	—

Total	3,248	$16.64	3,954

(1)	See Note N of Notes to Consolidated Financial Statements for a description of the material features of the Company’s equity compensation plans.

(2)	Includes 2,286,016 shares of common stock awarded under the Restricted Stock Plan on which the restrictions have not yet lapsed.

(3)	The weighted-average exercise price does not take into account 2,286,016 shares of common stock awarded under the Restricted Stock Plan, which have no exercise price.

(4)

Includes 3,347,499 shares of common stock available for future issuance under the Restricted Stock Plan, 523,000 shares available for issuance under the 1997 Stock Option Plan and 84,000 shares available for issuance under the Directors Stock Plan.

Performance Graph

The following graph compares the Company’s cumulative total shareholder return on its common stock for the five-year period from December 31, 2002 to December 31, 2007 with the cumulative return of the Standard & Poor’s MidCap 400 Stock Index (“S&P MidCap 400”) and the Company’s Peer Group (“the Peer Group”). The Peer Group consists of Nordstrom, Inc., Saks Holdings, Inc., Tiffany & Co. and Movado, Inc.

The Company believes the members of this Peer Group to be purveyors of luxury goods appealing to a segment of the population consistent with the Company’s own clientele as no other auction house of comparable market share or capitalization is publicly traded.

The graph reflects an investment of $100 in the Company’s common stock, the S&P MidCap 400, which includes the Company, and the Company’s Peer Group, respectively, on December 31, 2002, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

Comparison of Five-Year Cumulative Total Return Among
Sotheby’s, the Peer Group Index and the S&P MidCap 400
as of December 31, 2007

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Sotheby’s	$100.00	$151.78	$201.78	$204.00	$346.94	$431.86
Peer Group	$100.00	$163.58	$178.96	$182.71	$244.11	$233.75
S&P MidCap 400	$100.00	$135.29	$157.25	$176.71	$194.94	$210.49

ITEM 6: SELECTED FINANCIAL DATA

The following table provides selected financial data for the Company (in thousands of dollars, except per share data).

Year ended December 31	2007		2006	2005		2004		2003
Net Auction Sales (1)	$4,625,914		$3,234,526	$2,361,830		$2,334,937		$1,455,970
Income statement data:
Auction and related revenues	$833,128		$631,344	$496,899		$439,526		$307,608
Finance revenues	17,025		15,864	8,302		5,907		5,310
Dealer revenues	62,766		12,776	5,131		3,604		1,382
License fee revenues	2,960		2,922	1,404		45,745		—
Other revenues	1,843		1,903	2,117		2,274		3,288

Total revenues	$917,722		$664,809	$513,853		$497,056		$317,588

Net interest expense	$(14,166)		$(27,148)	$(27,738)		$(30,267)		$(30,333)
Income (loss) from continuing operations	$213,139	(2)	$107,359	$63,217		$62,397	(3)	$(26,260	)(4)

Net income (loss)	$213,139	(2)	$107,049	$61,602		$86,679	(3)	$(20,848	)(4)

Basic income (loss) per share from continuing operations	$3.34	(2)	$1.78	$1.04		$1.01	(3)	$(0.43	)(4)

Basic earnings (loss) per share	$3.34	(2)	$1.77	$1.01		$1.40	(3)	$(0.34	)(4)

Diluted income (loss) per share from continuing operations	$3.25	(2)	$1.73	$1.02		$1.00	(3)	$(0.43	)(4)

Diluted earnings (loss) per share	$3.25	(2)	$1.72	$1.00		$1.38	(3)	$(0.34	)(4)

Cash dividends declared per share	$0.50		$0.20	$—		$—		$—

Balance sheet data:
Working capital	$490,740		$258,636	$141,711		$212,318		$82,404
Total assets	$2,020,104		$1,477,165	$1,060,752		$1,224,812		$903,346
Credit facility borrowings	$—		$—	$34,542		$—		$20,000
Long-term debt (net)	$99,888		$99,791	$99,701		$99,617		$99,539
York Property capital lease obligation	$168,986		$170,605	$172,044		$172,169		$172,282
Shareholders’ equity	$604,017		$301,687	$126,276	(5)	$235,385		$124,654

(1)	Represents the hammer (sale) price of property sold at auction.

(2)

Amounts for the year ended December 31, 2007 include (on a pre-tax basis) an impairment loss ($15 million) and an insurance recovery ($20 million) related to Noortman Master Paintings (see Notes C, H and I of Notes to Consolidated Financial Statements), as well as a $4.8 million gain on the sale of land and buildings (see Note G of Notes to Consolidated Financial Statements).

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

(5)

The significant decrease in shareholders’ equity between 2004 and 2005 is principally due to the impact of the recapitalization transaction discussed in Note V of Notes to Consolidated Financial Statements.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results typically reflect lower Net Auction Sales (as defined below under “Key Performance Indicators”) when compared to the second and fourth quarters and, generally, a net loss due to the fixed nature of many of the Company’s operating expenses. (See Note X of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information on the Company’s quarterly results for the years ended December 31, 2007 and 2006.)

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

(1)

Value of artworks—The art market is not a highly liquid trading market. As a result, the valuation of artworks is inherently subjective and the realizable value of artworks often varies over time. Accordingly, the Company is at risk as to the value of art held as inventory by its Auction and Dealer segments, the value of its investment in AMA and as to the value of artworks pledged as collateral for Finance segment loans. Additionally, the Company is at risk with respect to its ability to estimate the likely selling prices of works of art offered under auction guarantees.

If management determined that there was an other than temporary decline in the estimated realizable value of the artworks held in inventory by the Company or the inventory held by AMA, the Company would be required to evaluate whether to record losses in the Auction and/or Dealer segments to reduce the carrying values of its inventory and/or investment in AMA.

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

Due to the inherent subjectivity involved in estimating the value of artworks, management’s judgments about the estimated realizable value of art held by its Auction and Dealer segments, the fair value of its auction guarantee liability, the value of its investment in AMA and the value of artworks pledged as collateral for Finance segment loans may prove, with the benefit of hindsight, to be inaccurate.

(See Notes B, E and Q of Notes to Consolidated Financial Statements.)

(2)	Pension Obligations—The pension obligations related to the Company’s U.K. defined benefit pension plan (the “U.K. Pension Plan”) are developed from an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected long-term return on plan assets, future compensation increases, mortality assumptions and other factors, which are updated on at least an annual basis. In determining these assumptions and estimates, management considers current market conditions, market indices and other relevant data.

The discount rate assumption represents the approximate weighted average rate at which the Company’s pension obligations could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate used to calculate the $11.6 million in net pension cost related to the U.K. Pension Plan for 2007 was 4.8%. A hypothetical increase or decrease of 0.1% in this assumption (i.e., from 4.8% to 4.9% or from 4.8% to 4.7%) would result in a decrease or increase in net pension cost of approximately $0.8 million. As of the date of the most recent plan actuarial valuation (September 30, 2007), the discount rate used to calculate the $310.4 million benefit obligation related to the U.K. Pension Plan was 5.7%. A hypothetical increase or decrease of 0.1% in this assumption (i.e., from 5.7% to 5.8% or from 5.7% to 5.6%) would result in a decrease or increase in the benefit obligation of approximately $6.5 million.

The assumption for the expected long-term return on plan assets is based on expected future appreciation, as well as dividend and interest yields available in equity and bond markets as of the plan’s measurement date and weighted according to the composition of invested plan assets. The annual long-term return on plan assets used to calculate the $11.6 million in net pension cost related to the U.K. Pension Plan for 2007 was 7.5%. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 7.5% to 7.75% or from 7.5% to 7.25%) would result in a decrease or increase in net annual pension cost of approximately $0.7 million.

The mortality assumptions used in the actuarial valuation represent the approximate life expectancies for plan members based upon standardized data tables used by actuaries in the U.K. that include allowances for longer future life expectancies. A hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in net pension cost of approximately $0.5 million. Additionally, a hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in the benefit obligation of approximately $3 million.

The assumption for future annual compensation increases is established after considering historical salary data for U.K. employees and current economic data for inflation, as well as management’s expectations for future salary growth. The assumption for future annual compensation increases used to calculate the $11.6 million in net annual pension cost related to the U.K. Pension Plan for 2007 was 4.75%. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 4.75% to 5% or from 4.75% to 4.5%) would result in an increase or decrease in net pension cost of approximately $0.5 million. As of the date of the most recent plan actuarial valuation (September 30, 2007), the assumption for future annual compensation increases used to calculate the $310.4 million benefit obligation related to the U.K. Pension Plan was 5.2%. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 5.2% to 5.45% or from 5.2% to 4.95%) would result in an increase or decrease in the benefit obligation of approximately $2 million. As of the September 30, 2007 and 2006 actuarial valuations for the U.K. Pension Plan, pre-tax net actuarial losses totaled $14.2 million ($10.2 million, after tax) and $91 million ($63.7 million, after tax), respectively. These losses accumulated over several years as a result of differences in actual experience compared to projected experience and were specifically influenced by a general trend of lower discount rates in the U.K. during the 4-year period from 2003 to 2006, as well as the adoption of updated mortality tables in 2006 reflecting more recent data on longer life expectancies. However, during 2007, the trend of lower discount rates reversed and, as a result, the discount rate used to value the U.K. Pension Plan’s benefit obligations increased from 4.8% to 5.7% as of September 30, 2007, significantly contributing to the decrease in net actuarial losses. These losses, which are reflected in the Consolidated Balance Sheets on an after-tax basis within accumulated other comprehensive income (loss), are being systematically recognized as an increase in future net pension cost in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Such pre-tax losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over a period of approximately 14.4 years, which represents the average remaining service period of active employees expected to receive benefits under the plan.

(See Note O of Notes to Consolidated Financial Statements for additional information related to the U.K. Pension Plan, as well as the Company’s other material pension arrangements. Additionally, see “Employee Benefit Costs” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the years ended December 31, 2007 and 2006 for disclosure of a subsequent event that will impact the future funded status and net pension cost related to the U.K. Pension Plan.)

(3)

Settlement Liabilities—In conjunction with the settlement of certain civil litigation related to the investigation by the Antitrust Division of the U.S. Department of Justice (the “DOJ”), in May 2003 the Company issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which is the amount recorded by the Company as a settlement liability for the Discount Certificates in the third quarter of 2000. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008.

As of December 31, 2007, the outstanding face value of unused Discount Certificates that the Company could be required to redeem was $22.7 million, which is reflected as a current liability in the Consolidated Balance Sheets. Due to the unpredictability of Discount Certificate redemption activity, it is possible that actual future redemptions could be materially less than the current carrying value of the related liability, which would result in the reversal of any remaining liability upon the expiration of the Discount Certificates on May 14, 2008.

(See Note R of Notes to Consolidated Financial Statements.)

(4)

Income Taxes—The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by the Company.

At December 31, 2007, the Company had net deferred tax assets of $76.3 million primarily resulting from net operating loss and credit carryforwards and deductible temporary differences, which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $0.4 million to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required, which would have an adverse impact on the Company’s results. Conversely, should management determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on the Company’s results in the period such determination was made.

Additionally, liabilities are recorded to address potential exposures involving uncertain tax positions that the Company has taken on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. Inherent in the Company’s liabilities for uncertain tax positions are assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The cost of the ultimate resolution of these matters may be greater or less than the liability that the Company has recorded in its Consolidated Balance Sheets.

(See discussion of “Income Tax Expense” below for the years ended December 31, 2007 and 2006, as well as Notes K and L of Notes to Consolidated Financial Statements.)

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

(See Notes C, H and I of Notes to Consolidated Financial Statements.)

Use of Non-GAAP Financial Measures

GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis.

EBITDA, as presented in MD&A, is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measure of the Company’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity.

The Company defines EBITDA as net income, excluding income tax expense (benefit), net interest expense and depreciation and amortization expense. The Company cautions users of its financial statements that amounts presented in accordance with its definition of EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate EBITDA in the same manner. Management believes that EBITDA provides an important supplemental measure of the Company’s performance and believes that it is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of the Company. Management also utilizes EBITDA in analyzing the Company’s performance. A reconciliation of EBITDA to net income in accordance with GAAP is presented in the “Overview” sections below discussing the Company’s results of operations for the years ended December 31, 2007, 2006 and 2005.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note D (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

For the year ended December 31, 2007, income from continuing operations increased $105.8 million to $213.1 million, doubling the results from the prior year. This improvement reflects the strength of the art market during the period, as Net Auction Sales and Private Sales (both defined below under “Key Performance Indicators”) increased significantly from the prior year. Total revenues for the year ended December 31, 2007 increased $252.9 million, or 38%, largely as a result of this higher level of sales activity. The increase in total revenues was partially offset by a higher level of operating expenses, which increased $174.3 million, or 37%, when compared to the prior year. Results for the year ended December 31, 2007 include an impairment loss ($15 million) and insurance recovery ($20 million) related to Noortman Master Paintings (see “Impairment Loss and Insurance Recovery” below), as well as a $4.8 million gain on the sale of land and buildings (see “Gain on Sale of Land and Buildings” below). Management currently anticipates a continuation of the strong international art market for the remainder of the first quarter of 2008 and is encouraged by the Company’s sales results to date in 2008. (See statement on Forward Looking Statements.)

The Company’s results from continuing operations for the years ended December 31, 2007 and 2006 are summarized below (in thousands of dollars):

Year Ended December 31	2007	2006	Favorable/(Unfavorable)
			$ Change	% Change
Revenues:
Auction and related revenues	$833,128	$631,344	$201,784	32.0%
Finance revenues	17,025	15,864	1,161	7.3%
Dealer revenues	62,766	12,776	49,990	*
License fee revenues	2,960	2,922	38	1.3%
Other revenues	1,843	1,903	(60)	(3.2%)

Total revenues	917,722	664,809	252,913	38.0%
Expenses **	641,940	467,651	(174,289)	(37.3%)

Operating income	275,782	197,158	78,624	39.9%
Net interest expense	(14,166)	(27,148)	12,982	47.8%
Insurance recovery	20,000	—	20,000	N/A
Other income (expense)	1,403	(4,227)	5,630	*

Income from continuing operations before taxes	283,019	165,783	117,236	70.7%
Income tax expense	72,512	60,050	(12,462)	(20.8%)
Equity in earnings of investees, net of taxes	2,632	1,626	1,006	61.9%

Income from continuing operations	$213,139	$107,359	$105,780	98.5%

Key performance indicators:
Aggregate Auction Sales (a)	$5,391,628	$3,747,854	$1,643,774	43.9%
Net Auction Sales (b)	$4,625,914	$3,234,526	$1,391,388	43.0%
Private Sales (c)	$729,988	$327,884	$402,104	*
Consolidated Sales (d)	$6,184,382	$4,088,514	$2,095,868	51.3%
Auction commission margin (e)	16.5%	17.0%	N/A	(2.9%)
Average loan portfolio (f)	$171,286	$158,021	$13,265	8.4%
EBITDA (g)	$323,606	$217,879	$105,727	48.5%

Legend:

*	Represents a change in excess of 100%.

**	Expenses for 2007 include an impairment loss of $15 million for goodwill and intangible assets and a $4.8 million gain on the sale of land and buildings.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by the Company.

(d)	Consolidated Sales is equal to the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the average loan portfolio of the Company’s Finance segment.

(g)	See “Use of Non-GAAP Financial Measures” above and related reconciliation below.

The following is a reconciliation of net income to EBITDA for the years ended December 31, 2007 and 2006:

Year Ended December 31	2007	2006
Net income	$213,139	$107,049
Income tax benefit related to discontinued operations	—	(194)
Income tax expense related to continuing operations	72,512	60,050
Income tax expense related to earnings from equity investees	1,688	1,043
Net interest expense	14,166	27,148
Depreciation and amortization expense	22,101	22,783

EBITDA	$323,606	$217,879

Impact of Foreign Currency Translations

For the year ended December 31, 2007, foreign currency translations had a net favorable impact of approximately $12.5 million on the Company’s income from continuing operations before taxes. The components of this favorable impact were as follows (in thousands of dollars):

Year Ended December 31, 2007	Favorable/ (Unfavorable)
Total revenues	$37,387
Total expenses	(25,023)

Operating income	12,364
Net interest expense and other	125

Impact of foreign currency translations on income from continuing operations before taxes	$12,489

Revenues

For the years ended December 31, 2007 and 2006, revenues consisted of the following (in thousands of dollars):

Year Ended December 31	2007	2006	Favorable/(Unfavorable)
			$ Change	% Change
Auction and related revenues:
Auction commission revenues	$761,181	$551,230	$209,951	38.1%
Auction expense recoveries	18,269	17,467	802	4.6%
Private sale commissions **	54,821	25,790	29,031	*
Principal activities **	(22,409)	13,640	(36,049)	*
Catalogue subscription revenues	8,452	8,753	(301)	(3.4%)
Other	12,814	14,464	(1,650)	(11.4%)

Total auction and related revenues	833,128	631,344	201,784	32.0%

Other revenues:
Finance revenues	17,025	15,864	1,161	7.3%
Dealer revenues **	62,766	12,776	49,990	*
License fee revenues	2,960	2,922	38	1.3%
Other	1,843	1,903	(60)	(3.2%)

Total other revenues	84,594	33,465	51,129	*

Total revenues	$917,722	$664,809	$252,913	38.0%

Legend:

*	Represents a change in excess of 100%.

**

In the fourth quarter of 2006, due to the acquisition of NMP (see “Acquisition” below) and the resulting increase in the Company’s Dealer activities, certain activities which were previously reported as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment. Such activities principally include:

•	The investment in and resale of art and other collectibles directly by the Company.

•	The investment in art through unsecured loans made by the Company to unaffiliated art dealers. (See Note E of Notes to Consolidated Financial Statements.)

•	The activities of certain equity investees, including Acquavella Modern Art. (See Note F of Notes to Consolidated Financial Statements.)

•

The purchase and resale of art and the brokering of private sale transactions through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note S of Notes to Consolidated Financial Statements.)

Auction and Related Revenues

For the year ended December 31, 2007, auction and related revenues increased $201.8 million, or 32%, when compared to the prior year. This increase is principally due to increased auction commission revenues, and, to a much lesser extent, a higher level of private sale commissions. The overall increase in Auction and Related Revenues was partially offset by losses reflected in principal activities related to certain works offered at auction under guarantees. For the year ended December 31, 2007, auction and related revenues were favorably impacted by changes in foreign currency exchange rates, which contributed $33.3 million to the overall increase. The significant factors impacting the increase in auction and related revenues is explained in more detail below.

Auction Commission Revenues—For the year ended December 31, 2007, auction commission revenues increased $210 million, or 38%, when compared to the prior year, principally due to an increase in Net Auction Sales, partially offset by a slight decrease in auction commission margin. (See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.) For the year ended December 31, 2007, auction commission revenues were favorably impacted by changes in foreign currency exchange rates, which contributed $30.2 million to the overall increase.

Net Auction Sales—For the year ended December 31, 2007, Net Auction Sales increased $1.4 billion, or 43%, to $4.6 billion, when compared to the prior year. During the year, Net Auction Sales were favorably impacted by changes in foreign currency exchange rates, which contributed approximately $161.3 million to the overall increase. The remainder of the increase is primarily due to the following factors:

•

A $551 million, or 100%, improvement in results from this year’s highly successful Contemporary Art sales in New York and Europe, which included auction records for numerous artists. Throughout the year, individual works sold at significantly higher average prices than in the prior year, indicative of the increased importance of the Contemporary Art market to the Company’s results. Current period Net Auction Sales include results from the inaugural December evening sale of Contemporary Art in Paris, which brought the highest total ever for a sale in this collecting category at a Sotheby’s salesroom in France.

•

A $162 million, or 20%, increase in Impressionist Art sales in New York and Europe, reflecting the continued strength of this market. In 2007, Impressionist works sold at higher average selling prices than in the prior year, despite lacking a marquee painting on the scale of Picasso’s Dora Maar with Cat, which sold for $85 million (hammer price) in 2006.

•

A $91 million increase in Antiquities sales in New York, which in 2007 included the record sales of The Guennol Lioness for $51 million and a bronze figure of Artemis and the Stag for $25.5 million. There were no comparably priced Antiquities offerings in the equivalent prior year sales.

•	A $90 million, or 36%, increase in sales in Asia, which includes auctions conducted in Hong Kong, Singapore and Australia.

•

A $65 million, or 32%, increase in sales of Old Master Paintings and Drawings, highlighted by the sale of Rembrandt’s Saint James the Greater for $23 million in New York in January 2007, for which there was no comparably priced painting sold in this collecting category in the prior year.

•

A $58 million, or 56%, increase in sales of Jewelry, primarily attributable to a $34.9 million increase in results from the Magnificent Jewels sales in Switzerland, which included the sale of the “Chloe Diamond” for $14.4 million, the second highest price ever for a diamond sold at auction.

•	A $46 million, or 55%, increase in Asian art sales in New York, reflecting continued market growth, especially in Chinese Contemporary Art.

•

A $42 million, or 97%, increase in sales of Russian Art in London, reflecting the continued growth of this market. Results for the current year include the inaugural Autumn sale of Russian Art in London, which set twelve new records for Russian artists and achieved the highest total ever for auction sales of Russian Art conducted anywhere in the world.

•

A $35 million, or 81%, increase in sales of French & Continental Furniture, primarily due to the Galerie Ariane Dandois single-owner sale in New York, for which there was no comparable sale in this collecting category in the prior year.

Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. In certain limited situations, auction commission margins are adversely impacted by arrangements whereby auction commissions are shared with consignors or with the Company’s partners in auction guarantees. In certain of these instances, the Company may share auction commissions with a consignor as part of an auction guarantee, typically in exchange for a portion of the hammer (sale) price in excess of a negotiated amount. Auction commissions are occasionally shared with auction guarantee partners as a result of management’s decision to reduce risk through sharing arrangements with such partners, whereby the Company reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission.

Effective January 12, 2007, the Company increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium was increased to 20% on the first $500,000 of the hammer (sale) price and 12% of any remaining amount over $500,000. In foreign salesrooms, these U.S. dollar thresholds were generally translated into an appropriate fixed local currency amount. Previously, for 2006 auction sales, the buyer’s premium charged on auction sales was generally 20% of the hammer price on the first $200,000 and 12% of any remaining amount over $200,000.

Effective September 1, 2007, the Company again increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium became 25% of the hammer (sale) price on the first $20,000, 20% of the hammer (sale) price above $20,000 up to and including $500,000 and 12% of any remaining amount over $500,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds have been translated into an appropriate fixed local currency amount.

As detailed in the chart above under “Key Performance Indicators,” for the year ended December 31, 2007, the Company experienced a slight decrease in auction commission margin when compared to the prior year. The comparison of auction commission margin to the prior year is influenced by the following factors:

•	A change in sales mix, as a more significant portion of Net Auction Sales in 2007 was at the high-end of the Company’s business where auction commission margins are traditionally lower.

•

The favorable impact of the increases to the buyer’s premium rate structure discussed above which became effective in January and September 2007, and which largely offset the impact of the change in sales mix discussed above.

Principal Activities—Auction segment principal activities consist mainly of gains or losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is sold at auction, (ii) any writedowns of the carrying value of guaranteed property that failed to sell at auction and (iii) any subsequent recoveries or losses on the sale of guaranteed property that failed to sell at auction. To a much lesser extent Auction segment principal activities includes gains or losses related to the sale of other Auction segment inventory, as well as any writedowns in the carrying value of such inventory, which consists mainly of objects obtained incidental to the auction process primarily as a result of defaults by purchasers after the consignor has been paid.

As the market for high-end collecting categories has grown considerably over the last three years, competition between the Company and Christie’s, its principal competitor, has greatly increased. As a result of this competitive landscape, the Company’s use of auction guarantees as a means of securing such consignments has increased significantly during this period, enabled in part by the Company’s profitability and related improvement in liquidity and financial condition since 2004. Accordingly, for the years ended December 31, 2007, 2006 and 2005, the total amount of auction guarantees issued by the Company, net of the impact of risk sharing arrangements with partners, was approximately $902 million, $450 million and $131 million, respectively. When evaluating the performance of the Company’s portfolio of auction guarantees, management takes into consideration the overall revenues earned on guarantees, which includes auction commission revenues, as well as any guarantee gains or losses reflected in principal activities. On this basis, the Company has never experienced an annual net loss on its portfolio of auction guarantees. However, management continually monitors liquidity risk associated with the use of auction guarantees.

For the year ended December 31, 2007, principal activities decreased $36 million when compared to the prior year resulting in a principal activities loss of $22.4 million; which was largely due to $19.1 million of net losses principally related to certain works sold or offered at auction under auction guarantees during 2007 (approximately $14 million of which were recognized in the third quarter of 2007). Also unfavorably impacting the comparison of principal activities for the year ended December 31, 2007 to the prior year is $9 million in revenue related to auction guarantees earned in the second quarter of 2006 as a result of the Company sharing in a significant portion of the hammer price on a guaranteed property sold at auction in that period. The comparison to the prior period was further unfavorably impacted by a $6.3 million gain recognized in 2006 on the sale of a guaranteed painting that had failed to sell at auction in 2004. No comparable gain was recognized in 2007.

The impact of the overall guarantee loss in 2007 was more than offset by $76.9 million in auction commission revenues earned from property sold under auction guarantees during the period. Accordingly, in 2007, the Company recognized net revenues related to property sold under auction guarantees of approximately $57.8 million. By comparison, in 2006, the Company recognized a net guarantee gain of $15.3 million in addition to $47.5 million of auction commission revenues earned from property sold under auction guarantees. Accordingly, in 2006, the Company recognized net revenues related to property sold under auction guarantees of approximately $62.8 million. (Auction commission revenues are reported in the table above within “Auction Commission Revenues” and are not a component of “Principal Activities.”)

Private Sale Commissions—The level of private sale commissions earned by the Company can vary significantly from period to period. For the year ended December 31, 2007, private sales commissions increased $29 million, or 113%, when compared to the prior year. This significant increase was largely due to management’s continued commitment to pursue private sale opportunities in the currently strong international art market. Included in 2007 private sale commissions is the private sale of the Rostropovich-Vishnevskaya Collection of Russian Art in September 2007, which was originally scheduled to be sold at auction in September 2007 and for which there was no comparable individual private sale in the prior year.

Finance Revenues

For the year ended December 31, 2007, Finance revenues increased $1.2 million, or 7%, when compared to the prior year. This increase is principally the result of an 8% increase in the average loan portfolio balance (from $158 million to $171.3 million) and higher interest rates earned on the loan portfolio.

For the year ended December 31, 2007 and 2006, Finance segment results included revenues of $3.7 million and $5.5 million, respectively, related to $58.6 million of term loans made to one borrower during 2005 and 2006. These loans were fully repaid in the fourth quarter of 2007.

Dealer Revenues

Dealer Revenues consist of revenues earned from the sale of property held by NMP and objects purchased for investment purposes, as well as the Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company.

For the year ended December 31, 2007, Dealer revenues increased $50 million when compared to the prior year, due to $21.4 million in incremental revenues contributed by NMP, which was acquired by the Company in June 2006 (see Note C of Notes to Consolidated Financial Statements), and revenues associated with the sale of several significant investment properties through the Company’s other Dealer activities for which there were no comparable sales in the prior year. For the years ended December 31, 2007 and 2006, Dealer revenues of $62.8 million and $12.8 million, respectively, are partially offset by Dealer cost of sales of $49.2 million and $6.1 million, respectively, resulting in a Dealer gross profit of $13.6 million and $6.7 million, respectively.

(See “Acquisition” below and Note C of Notes to Consolidated Financial Statements for additional information related to NMP.)

Expenses

For the years ended December 31, 2007 and 2006, expenses consisted of the following (in thousands of dollars):

Year Ended December 31	2007	2006	Favorable/(Unfavorable)
			$ Change	% Change
Direct costs of services	$80,400	$63,303	($17,097)	(27.0%)
Dealer cost of sales	49,161	6,060	(43,101)	*
Marketing expenses	19,792	12,851	(6,941)	(54.0%)
Salaries and related costs	293,720	226,410	(67,310)	(29.7%)
General and administrative expenses	166,539	136,244	(30,295)	(22.2%)
Depreciation and amortization expense	22,101	22,783	682	3.0%
Impairment loss	14,979	—	(14,979)	N/A
Gain on sale of land and buildings	(4,752)	—	4,752	N/A

Total expenses	$641,940	$467,651	($174,289)	(37.3%)

Direct Costs of Services

Direct costs of services consists largely of sale specific marketing costs such as auction catalogue production and distribution expenses, sale advertising and promotion expenses and traveling exhibition costs. Also included in direct costs of services are sale-related shipping expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of the Company’s auction offerings. For example, direct costs attributable to single-owner or other high-value collections are typically higher than those associated with standard various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions, as well as higher shipping expenses.

For the year ended December 31, 2007, direct costs of services increased $17.1 million, or 27%. This increase is consistent with the level and composition of the Company’s auction offerings and private sales during the year. In particular, there were higher catalogue and sale promotion costs, as well as higher shipping costs for property sold in the New York and London Impressionist and Contemporary sales during the period, in addition to increased promotional efforts in the U.K. related to Private Sale activities. The overall increase in direct costs of services during the period is partially offset by lower selling costs at the Company’s Olympia salesroom in London, where regular auctions were discontinued in July 2007 (see “Strategic Initiatives” in Item 1, “Description of Business”).

For the year ended December 31, 2007, direct costs of services were unfavorably impacted by changes in foreign currency exchange rates, which contributed $3.6 million to the overall increase in direct costs of services.

Marketing Expenses

Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of important cultural institutions.

For the year ended December 31, 2007, marketing expenses increased $6.9 million, or 54%. This increase is principally attributable to the cost of special events to promote the Sotheby’s brand in new and expanding markets, as well the cost of a sponsorship commitment to the Tate Britain Duveens Gallery. Also contributing to the increase in marketing expenses are costs associated with certain strategic client service initiatives, as well as costs associated with the launch of Sotheby’s

World Elite and World MasterCard® programs and the launch of mySothebys, the Company’s new client website portal.

For the year ended December 31, 2007, marketing expenses were unfavorably impacted by changes in foreign currency exchange rates, which contributed $0.7 million to the overall increase in marketing expenses.

Salaries and Related Costs

For the year ended December 31, 2007 and 2006, salaries and related costs consisted of the following (in thousands of dollars):

Year Ended December 31	2007	2006	Favorable/(Unfavorable)
			$ Change	% Change
Full-time salaries	$126,737	$110,882	($15,855)	(14.3%)
Incentive bonus costs	65,844	41,970	(23,874)	(56.9%)
Stock compensation expense	26,995	13,335	(13,660)	*
Employee benefits	36,241	25,641	(10,600)	(41.3%)
Payroll taxes	21,160	17,883	(3,277)	(18.3%)
Option Exchange	1,168	2,484	1,316	53.0%
Other **	15,575	14,215	(1,360)	(9.6%)

Total salaries and related costs	$293,720	$226,410	($67,310)	(29.7%)

Key Performance Indicator:
Salaries and related costs as a % of total revenues	32.0%	34.1%	N/A	6.2%

Legend:

*	Represents a change in excess of 100%.

**	Principally includes the cost of temporary labor and overtime.

In recent years, the Company’s overall compensation strategy has shifted toward greater variability in pay, commensurate with the Company’s financial performance. This is reflected in the $67.3 million, or 30%, increase in salaries and related costs during 2007, as the significant drivers of this increase include higher levels of cash incentive bonus costs and stock compensation expense due to the significant profitability of the Company. In 2007, the level of salaries and related costs was also impacted by strategic headcount additions in certain departments and higher employee benefits. The comparison to the prior year is also unfavorably impacted by changes in foreign currency exchange rates, which contributed $10.7 million to the overall increase. See discussion below for a more detailed explanation of each of these factors.

Incentive Bonus Costs—For the year ended December 31, 2007, incentive bonus costs increased $23.9 million, or 57%, to $65.8 million, when compared to the prior year, due to the Company’s strong financial performance in 2007.

Full-Time Salaries—For the year ended December 31, 2007, full-time salaries increased $15.9 million, or 14% when compared to the prior year. This increase is principally due to strategic headcount additions, as well as limited salary increases to existing employees. Full-time salaries were also unfavorably impacted by changes in foreign currency exchange rates, which contributed $5.3 million to the overall increase.

Stock Compensation Expense—For the year ended December 31, 2007, stock compensation expense (excluding costs related to the Option Exchange) increased $13.7 million when compared to the prior year. This increase is principally attributable to incremental costs related to restricted stock awarded in February 2007, as well as stock compensation costs resulting from employment arrangements with certain senior executives consummated in the second and third quarters of 2006.

For the year ending December 31, 2008, stock compensation expense is expected to increase approximately $6 million when compared to 2007 to a total of approximately $33 million, principally due to restricted stock awarded on February 10, 2008 to a broader base of employees as part of the Company’s new incentive compensation structure that is being initiated in 2008 to be aligned with the Company’s client-focused strategic initiatives (see “Strategic Initiatives” under “Description of Business” above). Under this new structure, such restricted stock grants, although at the sole discretion of the Compensation Committee, are awarded in relation to Company profitability and are subject to future service requirements. The chart below details the stock compensation expense for the years ended December 31, 2007 (actual), 2008 (projected) and 2009 (projected) based only upon approved restricted stock grants and signed employment arrangements as of February 10, 2008:

Type of Grant	2007 Actual	2008 Projected	2009 Projected
2006 Executive Bonus Plan Grant *	$1,249	$511	$38
2007 Executive Bonus Plan Grant *	3,265	1,783	730
2008 Executive Bonus Plan Grant *	—	5,499	2,999
Initial grant under new incentive compensation structure effective in 2008	—	8,880	5,425
2006 Employment Arrangements	8,732	7,901	4,874
All other grants and contractually committed stock compensation	13,454	8,652	4,487
Stock Option Expense	295	25	—

Total Stock Compensation Expense **	$26,995	$33,251	$18,553

Legend:

*

Executive Bonus Plan grants are based on the Company’s financial performance in the year prior to the date of grant. (See Note N of Notes to Consolidated Financial Statements for additional information on the Executive Bonus Plan.)

**

The chart above does not include the potential issuance of any additional discretionary restricted stock grants in 2008 or 2009. Any such awards of restricted stock would generate higher total stock compensation expense than shown in the chart above. (See statement on Forward Looking Statements.)

Employee Benefit Costs—Employee benefits include the cost of the Company’s retirement plans and its health and welfare programs, as well as employee severance costs. The Company’s material retirement plans include a defined benefit pension plan covering most of its U.K. employees and defined contribution and deferred compensation plans for its U.S. employees. Generally, the level of employee benefit costs is dependent upon movements in headcount and compensation levels, as well as the Company’s financial performance. Additionally, expenses related to the U.K. Pension Plan are significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions.

For the year ended December 31, 2007, employee benefit costs increased $10.6 million, or 41%, when compared to the prior year. This increase is primarily the result of:

•

Increased costs related to the Company’s U.K. Pension Plan. (See Note O of Notes to Consolidated Financial Statements for additional information related to the U.K. Pension Plan. Additionally, see below for disclosure of a subsequent event that will impact the future funded status and net pension cost related to the U.K. Pension Plan.)

•

An incremental cost of $1.9 million related to the Company’s new U.S. deferred compensation plan. Such costs are the result of net gains in deemed participant investments during the period and are more than offset by net gains resulting from the increase in the fair value of the trust assets related to the deferred compensation plan. Such offsetting gains are recorded within Other Income (Expense) in the Company’s Consolidated Income Statement. (See Note O of Notes to Consolidated Financial Statements for additional information related to this deferred compensation plan.)

•	The impact of the headcount and salary increases discussed above.

•

A $0.6 million increase in employee severance costs principally related to strategic initiatives committed to in the first quarter of 2007 that have resulted in staff reductions in certain lower end sales categories in New York, London and Amsterdam (see “Strategic Initiatives” under “Description of Business” above).

•	An increase of approximately $1.7 million as a result of movements in foreign currency exchange rates.

In February 2008, prior to the date of this Form 10-K filing, the Company reached an agreement in principle with the Trustees of the U.K. Pension Plan to cease advance funding of future discretionary benefit increases to retirees. Consequently, in the first quarter of 2008, an updated actuarial valuation will be prepared reflecting the change in the assumption for future discretionary benefit increases to retirees and, as a result of this agreement, the Company expects a reduction in the benefit obligation and net pension cost related to the U.K. Pension Plan. (See Item 1A, “Risk Factors,” and statement on Forward Looking Statements.) Beginning in 2008, on an annual basis, the Company along with the Trustees, will consider an appropriate level of funding of discretionary benefit increase for that particular year depending on specific objective criteria related to the financial status of the Company and the U. K. Pension Plan.

In addition to the agreement in principle with respect to future discretionary benefit increases to retirees, management, in consultation with the Trustees, is continuing to review other options to improve the financial status of the U.K. Pension Plan.

General and Administrative Expenses

For the year ended December 31, 2007, general and administrative expenses increased $30.3 million, or 22%, when compared to the prior year. During the year, general and administrative expenses increased approximately $6.2 million, as a result of movements in foreign currency exchange rates. The remainder of the overall increase is largely attributable to the following factors:

•

A $12.8 million, or 33%, increase in professional fees, due in part to $3.7 million of costs associated with the Company’s assessment of its rights and options with respect to the York Property, for which there were no comparable costs in the prior year. Also contributing to the higher level of professional fees are increases of $2.7 million in tax staffing support fees and $1.6 million in costs associated with the Company’s outsourced catalogue production operations, as well as higher consulting and legal fees, partially in support of various strategic initiatives.

•

A $6.4 million, or 28%, increase in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the year. Also contributing to the increase in travel and entertainment costs during the year are price increases for airfares and other travel costs.

•	A $2.6 million increase in facilities and office related expenses.

•	A $1.5 million increase in client goodwill gestures, authenticity claims, litigation costs and other related charges.

•	$1.1 million in incremental costs related to NMP, which was acquired in June 2006 (see “Acquisition” below and Note C of Notes to Consolidated Financial Statements).

For the year ended December 31, 2007, the comparison of general and administrative expenses to the prior year is also unfavorably impacted by a one-time benefit recorded in the second quarter of 2006 associated with the recovery of $2.4 million in administrative expenses related to the settlement of the International Antitrust Litigation, for which there was no comparable event in 2007. The unfavorable impact of this recovery on the comparison to the prior year is partially offset by a $0.7 million expense recorded in the first half of 2006 related to the settlement of an investigation by the Canadian Competition Bureau, as well as a decrease of $0.8 million in other runoff professional fees related to antitrust matters. (See Note R of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”.)

The overall increase in general and administrative expenses is also partially offset by a $1.2 million reduction in the Company’s insurance costs.

Impairment Loss and Insurance Recovery

On June 7, 2006, the Company acquired Noortman Master Paintings, B.V., a pre-eminent art dealer. (See Note C of Notes to Consolidated Financial Statements for more detailed information related to this acquisition.) Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman.

As a result of Mr. Noortman’s death, in the first quarter of 2007, the Company recorded an impairment loss of approximately $15 million in the Dealer segment related to NMP’s goodwill ($7.3 million), customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). (See Notes H and I of Notes to Consolidated Financial Statements.)

Also as a result of Mr. Noortman’s death, the Company became entitled to a $20 million death benefit under a key man life insurance policy that the Company had purchased in conjunction with the acquisition of NMP. Accordingly, in the first quarter of 2007, the Company recognized a $20 million insurance recovery within non-operating income. The Company collected these insurance proceeds in April 2007.

Gain on Sale of Land and Buildings

In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex, which previously housed a U.K. auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007, for which there was no comparable transaction or gain in the prior period.

Net Interest Expense

Due to the substantial improvement in its operating results, the Company maintained significantly higher average cash balances and short-term investments and a lower level of outstanding revolving credit facility borrowings during 2007, when compared with the prior year. As a result, for the year ended December 31, 2007, net interest expense decreased $13 million, or 48%, when compared to the prior year. This improvement reflects an increase in interest income of $8.6 million and a decrease in interest expense of $4.4 million. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements.)

Other Income (Expense)

For the year ended December 31, 2007, the Company’s results include other income of $1.4 million, as compared to $4.2 million of other expense recorded in the prior year. Other income for the current year includes net gains of $1.9 million from changes in the fair value of trust assets related to the Sotheby’s Deferred Compensation Plan, which became effective on January 1, 2007 (see Note O of Notes to Consolidated Financial Statements). The comparison of other income (expense) to the prior year is also favorably impacted by the recognition of net losses relating to the revaluation and settlement of certain forward exchange contracts during 2006, for which there were no comparable losses experienced in 2007. Such forward exchange contracts were principally used as cash flow hedges of the Company’s exposure to foreign currency denominated future guarantee obligations. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at their fair value, which is based on referenced market rates (see Note B of Notes to Consolidated Financial Statements).

Income Tax Expense

In 2007, as part of the Company’s ongoing evaluation of the utilization of state, federal and foreign operating losses, it was determined that it was more likely than not that its state deferred tax assets could be utilized and hence the valuation allowance established against state operating losses and other deferred tax assets in prior years was significantly reduced, and a net income tax benefit of approximately $16 million was recorded in 2007. In assessing the need for the valuation allowance, management considered, among other things, its projections of future taxable income and ongoing, prudent and feasible tax planning strategies.

Largely as a result of the reduction in the valuation allowance discussed above, the effective tax rate related to continuing operations decreased significantly from 36.2% in 2006 to 25.6% in 2007. Also contributing to the decrease in the effective tax rate in 2007 was the fact that the $20 million in proceeds from the key man life insurance policy covering Robert C. Noortman were not subject to tax (see “Impairment Loss and Insurance Recovery” above). The impact of these factors was partially offset by higher income tax reserves principally for the correction of immaterial prior period errors (totaling to $2.6 million) related to an increase in the liability for unrecorded foreign tax benefits arising in periods prior to 2007, as well as the fact that the $15 million impairment loss related to NMP is not tax deductible (see “Impairment Loss and Insurance Recovery” above).

The Company’s effective tax rate for 2007 was lower than the U.S. combined Federal & State tax rate due to the impact of lower tax rates applying to operations outside the U.S., as well as the non-taxable insurance proceeds and the valuation allowance reduction referred to above. Without the impact of these benefits, management currently anticipates that the effective tax rate for 2008 will be higher than in 2007. (See statement on Forward Looking Statements.)

(See Item 1A, “Risk Factors” and Notes K and L of Notes to Consolidated Financial Statements.)

Discontinued Operations

For information related to Discontinued Operations, see Note U of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note D (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

The Company’s income from continuing operations before taxes for the year ended December 31, 2006 increased $74.8 million, or 82%, to $165.8 million, which reflected the continued strength of the international art market, as Net Auction Sales and Private Sales increased significantly from the prior year. The higher levels of sale activity resulted in an increase in auction and related revenues of $134.4 million, or 27%. The higher level of revenues during the period was partially offset by an increase in operating expenses of $77.1 million, or 20%.

The Company’s results from continuing operations for the years ended December 31, 2006 and 2005 are summarized below (in thousands of dollars):

			Favorable/(Unfavorable)
Year Ended December 31	2006	2005	$ Change	% Change
Revenues:
Auction and related revenues	$631,344	$496,899	$134,445	27.1%
Finance revenues	15,864	8,302	7,562	91.1%
Dealer revenues	12,776	5,131	7,645	*
License fee revenues	2,922	1,404	1,518	*
Other revenues	1,903	2,117	(214)	(10.1%)

Total revenues	664,809	513,853	150,956	29.4%
Expenses	467,651	390,590	(77,061)	(19.7%)

Operating income	197,158	123,263	73,895	59.9%
Net interest expense	(27,148)	(27,738)	590	2.1%
Credit facility termination costs	—	(3,069)	3,069	100.0%
Other expense	(4,227)	(1,474)	(2,753)	*

Income from continuing operations before taxes	165,783	90,982	74,801	82.2%
Income tax expense	60,050	28,594	(31,456)	*
Equity in earnings of investees, net of taxes	1,626	829	797	96.1%

Income from continuing operations	$107,359	$63,217	$44,142	69.8%

Key performance indicators:
Aggregate Auction Sales (a)	$3,747,854	$2,752,185	$995,669	36.2%
Net Auction Sales (b)	$3,234,526	$2,361,830	$872,696	36.9%
Private Sales (c)	$327,884	$271,936	$55,948	20.6%
Consolidated Sales (d)	$4,088,514	$3,029,252	$1,059,262	35.0%
Auction commission margin (e)	17.0%	18.7%	N/A	(8.8%)
Average loan portfolio (f)	$158,021	$102,605	$55,416	54.0%
EBITDA (g)	$217,879	$139,635	$78,244	56.0%

Legend:

*	Represents a change in excess of 100%.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by the Company.

(d)	Consolidated Sales is equal to the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the average loan portfolio of the Company’s Finance segment.

(g)	See “Use of Non-GAAP Financial Measures” above and related reconciliation below.

The following is a reconciliation of net income to EBITDA for the years ended December 31, 2006 and 2005 (in thousands of dollars):

Year Ended December 31	2006	2005
Net income	$107,049	$61,602
Income tax benefit related to cumulative effect of a change of accounting principle	—	(457)
Income tax benefit related to discontinued operations	(194)	(369)
Income tax expense related to continuing operations	60,050	28,594
Income tax expense related to earnings from equity investees	1,043	446
Net interest expense	27,148	27,738
Depreciation and amortization expense	22,783	22,081

EBITDA	$217,879	$139,635

Impact of Foreign Currency Translations

For the year ended December 31, 2006, foreign currency translations had a net favorable impact of approximately $3.1 million on the Company’s income from continuing operations before taxes. The components of this favorable impact were as follows (in thousands of dollars):

Year Ended December 31, 2006	Favorable / (Unfavorable)
Total revenues	$7,237
Total expenses	(4,006)

Operating income	3,231
Net interest expense and other	(85)

Income from continuing operations before taxes	$3,146

Revenues

For the years ended December 31, 2006 and 2005, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Year Ended December 31	2006	2005	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$551,230	$441,301	$109,929	24.9%
Auction expense recoveries	17,467	19,312	(1,845)	(9.6%)
Private sale commissions **	25,790	20,600	5,190	25.2%
Principal activities **	13,640	(1,305)	14,945	*
Catalogue subscription revenues	8,753	9,690	(937)	(9.7%)
Other	14,464	7,301	7,163	98.1%

Total auction and related revenues	631,344	496,899	134,445	27.1%

Other revenues:
Finance revenues	15,864	8,302	7,562	91.1%
Dealer revenues **	12,776	5,131	7,645	*
License fee revenues	2,922	1,404	1,518	*
Other	1,903	2,117	(214)	(10.1%)

Total other revenues	33,465	16,954	16,511	97.4%

Total revenues	$664,809	$513,853	$150,956	29.4%

Legend:

*	Represents a change in excess of 100%.

**

In the fourth quarter of 2006, due to the acquisition of NMP (see “Acquisition” below) and the resulting increase in the Company’s Dealer activities, certain activities which were previously reported as part of the Auction segment, were realigned with NMP and aggregated into a newly established Dealer segment. Such activities principally include:

•	The investment in and resale of art and other collectibles directly by the Company.

•	The investment in art through unsecured loans made by the Company to unaffiliated art dealers. (See Note E of Notes to Consolidated Financial Statements.)

•	The activities of certain equity investees, including Acquavella Modern Art. (See Note F of Notes to Consolidated Financial Statements.)

•

The purchase and resale of art and the brokering of private sale transactions through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note S of Notes to Consolidated Financial Statements.)

Accordingly, revenues related to such activities are reported as Dealer Revenues for all periods presented.

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

Net Auction Sales—For the year ended December 31, 2006, Net Auction Sales increased $872.7 million, or 37%, to $3.2 billion, when compared to the prior year primarily due to a $558.6 million, or 72%, increase in Impressionist and Contemporary art sales in the Company’s New York and London salesrooms. These results are indicative of the continued strength of these markets, which greatly contributed to an increase in the average selling price of lots sold. The spring sales in New York were highlighted by the sale of Picasso’s Dora Maar with Cat for $85 million (hammer price), for which there was no comparably priced painting sold in the prior year. Also contributing to the improvement versus 2005 was the broad strength of the art market, which yielded increases across several other collecting categories including:

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

•

A $28.7 million, or 17%, increase in sales of Old Master Paintings and Drawings, with favorable sales results in New York ($43.3 million increase) and Milan ($9.8 million increase), partially offset by lower results from sales in London ($26.4 million decrease). In 2005, the July Old Master Paintings sale in London included the sale of Canaletto’s Venice, The Grand Canal, Looking Northeast From Palazzo Balbi To The Rialto Bridge for approximately $29 million. There was no comparably priced painting offered in the July 2006 sales.

Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. In certain limited situations, auction commission margins are adversely impacted by arrangements whereby auction commissions are shared with consignors or with the Company’s partners in auction guarantees. In certain of these instances, the Company may share auction commissions with a consignor as part of an auction guarantee, typically in exchange for a portion of the hammer (sale) price in excess of a negotiated amount. Auction commissions are occasionally shared with auction guarantee partners as a result of management’s decision to reduce risk through sharing arrangements with such partners, whereby the Company reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission.

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

Principal Activities—Auction segment principal activities consist mainly of gains or losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is sold at auction, (ii) any writedowns of the carrying value of guaranteed property that failed to sell at auction and (iii) any subsequent recoveries or losses on the sale of guaranteed property that failed to sell at auction. To a much lesser extent Auction segment principal activities includes gains or losses related to the sale of other Auction segment inventory, as well as any writedowns in the carrying value of such inventory, which consists mainly of objects obtained incidental to the auction process primarily as a result of defaults by purchasers after the consignor has been paid.

For the year ended December 31, 2006, principal activities increased $14.9 million when compared to the prior year, primarily due to significantly favorable guarantee experience in the second quarter of 2006 (see discussion of Auction Commission Margin above). As discussed above, in certain limited situations the Company may share auction commissions with the consignor as part of an auction guarantee in exchange for a portion of the hammer price in excess of the guaranteed amount. As a result, in periods impacted by such arrangements, such as in 2006, auction commission revenues are best reviewed in the aggregate with principal activities to fully understand auction and related revenues for the period.

Also contributing to the increase in principal activities in 2006 is a $6.3 million gain recognized on the sale of a painting that failed to sell at auction in 2004 and was acquired as a result of a guarantee, for which there was no comparable gain in 2005. As discussed in more detail below under “Off-Balance Sheet Arrangements,” when guaranteed property fails to sell at auction, the amount of the auction guarantee must be paid, but the Company has the right to recover such amount through future sale of the property. In certain instances such as the sale described above, the sale proceeds ultimately realized by the Company exceed the amount of any prior losses previously recognized on the auction guarantee.

Private Sale Commissions—For the year ended December 31, 2006, private sale commissions increased $5.2 million, or 25%, when compared to the prior year. Most notably, 2006 results included revenue associated with the private sale of the Collection of Dr. Martin Luther King, Jr. and private sales conducted at the Chatsworth House, for which there were no comparable sales in the prior year. The overall increase in private sale commissions reflected management’s continued commitment to pursue private sales opportunities in the strong international art market.

Finance Revenues

For the year ended December 31, 2006, Finance revenues increased $7.6 million, or 91%, when compared to the prior year. This substantial increase principally results from a 54% increase in the average loan portfolio balance during the year (from $102.6 million to $158 million). Also favorably impacting the comparison to the prior year are higher interest rates earned on the loan portfolio primarily resulting from an increase in the Prime Rate. A significant portion of the increase in the average loan portfolio balance is the result of three term loans issued to the same borrower in the second and fourth quarters of 2005 and in the third quarter of 2006 totaling approximately $59 million. These loans were repaid in the second and fourth quarters of 2007. For the year ended December 31, 2006, these three loans contributed approximately $3.4 million to the increase in Finance revenues for the period and, in the aggregate, comprised approximately 34% of the client loan portfolio at December 31, 2006. The growth in the Finance segment’s client loan portfolio reflects the availability of capital to fund new loans and management’s marketing efforts in this area.

Dealer Revenues

Dealer revenues increased $7.6 million in 2006 when compared to the prior year mostly due to incremental revenues contributed by NMP, which was acquired by the Company in June 2006. These revenues were partially offset by $6.1 million in related cost of sales.

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

Expenses

For the years ended December 31, 2006 and 2005, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Year Ended December 31	2006	2005	$ Change	% Change
Direct costs of services	$63,303	$58,128	($5,175)	(8.9%)
Dealer cost of sales	6,060	—	(6,060)	*
Marketing expenses	12,851	8,805	(4,046)	(46.0%)
Salaries and related costs	226,410	187,753	(38,657)	(20.6%)
General and administrative expenses	136,244	113,823	(22,421)	(19.7%)
Depreciation and amortization expense	22,783	22,081	(702)	(3.2%)

Total expenses	$467,651	$390,590	($77,061)	(19.7%)

Legend:

*	Represents a change in excess of 100%.

Direct Costs of Services

For the year ended December 31, 2006, direct costs of services increased $5.2 million, or 9%, when compared to the prior year. The increase in direct costs was consistent with the volume and type of property offered and sold at auction during 2006. In particular, the increase reflected higher sale promotion and shipping costs related to the successful Impressionist and Contemporary art sales in New York and London, in addition to $1 million of costs to promote a private sale exhibition at the Chatsworth House in the U.K. Also contributing to the increase in direct costs was $0.9 million due to the unfavorable impact of foreign currency translations and a $0.8 million increase in venue preparation costs for sales conducted at a new location in Hong Kong.

The overall increase in direct costs for the period was partially offset by costs incurred in 2005 related to significant off-premises single-owner sales, for which there were no comparable events in 2006. Specifically, in 2005, direct costs included approximately $4.8 million in costs related to the off-premises single-owner auction sale of property from the Royal House of Hanover in Germany in October 2005 and $1.5 million in costs related to the sale of cars and memorabilia at Ferrari headquarters in Maranello, Italy.

Marketing Expenses

For the year ended December 31, 2006, marketing expenses increased $4 million, or 46%, when compared to the prior year. This increase is largely due higher spending related to client service programs.

Salaries and Related Costs

For the years ended December 31, 2006 and 2005, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Year Ended December 31	2006	2005	$ Change	% Change
Full-time salaries	$110,882	$101,287	($9,595)	(9.5%)
Incentive bonus costs	41,970	30,479	(11,491)	(37.7%)
Stock compensation expense	13,335	3,716	(9,619)	*
Employee benefits	25,641	20,929	(4,712)	(22.5%)
Payroll taxes	17,883	14,102	(3,781)	(26.8%)
Option Exchange	2,484	4,553	2,069	45.4%
Other **	14,215	12,687	(1,528)	(12.0%)

Total salaries and related costs	$226,410	$187,753	($38,657)	(20.6%)

Key Performance Indicator:
Salaries and related costs as a % of total revenues	34.1%	36.5%	N/A	6.8%

Legend:

*	Represents a change in excess of 100%.

**	Principally includes the cost of temporary labor and overtime.

As discussed above in Management’s Discussion and Analysis of results of operations for the years ended December 31, 2007 and 2006, in recent years, the Company’s overall compensation strategy has evolved towards having greater variability in pay, dependent upon the Company’s profitability. Also, the Company’s equity compensation strategy has evolved towards a preference for restricted stock as opposed to stock options. These strategic shifts were reflected in the $38.7 million, or 21%, increase in salaries and related costs during 2006, as the significant drivers of this increase included higher levels of incentive bonus costs and restricted stock compensation expense due to the significant profitability of the Company. In 2006, the level of salaries and related costs was also impacted by strategic headcount additions in certain departments, as discussed in more detail below, which contributed to the 10% increase in full-time salaries. The comparison to the prior year was also unfavorably impacted by higher employee benefits and payroll taxes. See discussion below for a more detailed explanation of each of these factors.

Incentive Bonus Costs—For the year ended December 31, 2006, incentive bonus costs increased $11.5 million, or 38%, when compared to the prior year, due to the Company’s strong financial performance in 2006.

Stock Compensation Expense—For the year ended December 31, 2006, stock compensation expense (excluding costs related to the Exchange Offer described below) increased $9.6 million when compared to the prior year. This increase was attributable to stock compensation costs resulting from compensation arrangements with certain senior executives consummated in 2006 totaling $5.5 million for the year ended December 31, 2006, as well as incremental costs from other restricted stock awarded during 2006. Included in the stock compensation expense associated with these executive compensation arrangements was $3.5 million related to shares of restricted stock granted in 2006 that will only vest and create value for the recipients at the end of a minimum employment period, and only if certain objective performance or market-based criteria are satisfied. Additionally, for the year ended December 31, 2006, the Company recognized $1.4 million in stock compensation expense for stock options resulting from the adoption of SFAS No. 123R, “Share-Based Payment,” on January 1, 2006.

Full-Time Salaries—For the year ended December 31, 2006, full-time salaries increased $9.6 million, or 10%, when compared to the prior year. This increase was principally due to strategic headcount additions in certain departments within the Auction segment which have experienced market growth, including Contemporary Paintings, Impressionist Paintings, Russian Art and Asian Art, as well as limited salary increases throughout the Company. The overall increase in full-time salaries was partially offset by $0.8 million of savings achieved in the second half of 2006 as a result of the outsourcing of the Company’s catalogue production operations in the U.K. in the first half of 2006.

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

Employee Benefit Costs—For the year ended December 31, 2006, employee benefit costs increased $4.7 million, or 23%, when compared to the prior year. The higher level of employee benefit costs was attributable to the headcount, salary and incentive bonus cost increases discussed above in addition to the following factors:

•

A $2.8 million increase in the cost of benefits for the Company’s U.K. employees. Included in this amount is a $2.2 million, or 50%, increase in costs related to the U.K. Pension Plan (see Note O of Notes to Consolidated Financial Statements.)

•	A $0.9 million increase in severance costs, principally in Europe.

•	A $0.7 million, or 41%, increase in profit sharing costs related to the Company’s U.S. defined contribution and deferred compensation plans as a result of the Company’s strong financial performance.

The overall increase in employee benefit costs in 2006 is partially offset by a $0.9 million one-time charge recognized in 2005 for retirement benefits in Germany, for which there was no comparable expense in 2006.

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

General and Administrative Expenses

For the year ended December 31, 2006, general and administrative expenses increased $22.4 million, or 20%, when compared to the prior year. This increase is largely attributable to the following factors:

•

A $9.8 million, or 33%, increase in professional fees, which was partially attributable to $3.3 million in costs associated with outsourcing the Company’s catalogue production operations in the U.K. Also contributing to the increase were approximately $2.2 million in consulting fees related to strategic corporate initiatives, including several client service and marketing initiatives; as well as $1.7 million in tax staffing fees.

•

A $4.5 million, or 24%, increase in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the period. Also contributing to the increase in travel and entertainment costs during the period were price increases for airfares and other travel costs.

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

•	A $2.3 million increase in authenticity claims, goodwill gestures and other litigation-related charges.

•	$1.1 million in general and administrative costs related to Noortman Master Paintings, which was acquired in June 2006 and for which there are no comparable costs in the prior year.

•	$1 million contingency reserve recorded in the fourth quarter of 2006 related to certain state and local tax issues. (See Note P of Notes to Consolidated Financial Statements.)

•	A $0.7 million charge related to the final settlement of the Canadian Competition Bureau investigation. (See Note R of Notes to Consolidated Financial Statements.)

•	Various smaller increases in other general and administrative expenses totaling approximately $1.1 million.

For the year ended December 31, 2006, the overall increase in general and administrative expenses was partially offset by the one-time benefit associated with the recovery of $2.4 million in administrative expenses related to the settlement of the International Antitrust Litigation (see Note R of Notes to Consolidated Financial Statements) for information related to the original income statement classification of such expenses) and a $1 million reduction in insurance costs, reflecting management’s cost reduction efforts and lower overall premiums available in the insurance market.

Depreciation and Amortization Expense

For the year ended December 31, 2006, depreciation and amortization expense increased $0.7 million, or 3%, to $22.8 million when compared to the prior year principally due to $1.7 million of amortization expense related to intangible assets acquired in the acquisition of Noortman Master Paintings B.V. (see “Acquisition” below), partially offset by lower depreciation expense as a result of the timing and rate of capital spending on depreciable fixed assets.

Net Interest Expense

Due to funding requirements for new client loans, as well as decreased cash balances resulting from funding the Transaction described under “Recapitalization” below, the Company had significantly lower average cash balances and short-term investments and a higher level of average outstanding revolving credit facility borrowings during the nine months ended September 30, 2006, when compared to the same period in the prior year. As a result of these factors, for the nine months ended September 30, 2006, net interest expense increased $2.3 million, when compared to the same period in 2005. However, during the fourth quarter of 2006, average cash balances and short-term investments increased significantly and average outstanding credit facility borrowings decreased as a result of the strength of the Company’s auction sales, causing a $2.9 million decrease in net interest expense for the quarter. Overall, for the year ended December 31, 2006, net interest expense decreased $0.6 million, or 2%, when compared to the prior year. (See Note J of Notes to Consolidated Financial Statements for additional information related to interest expense.)

Credit Facility Termination Costs

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

Other Expense

For the year ended December 31, 2006, other expense increased $2.8 million to $4.2 million principally due to net losses relating to the revaluation and settlement of certain forward exchange contracts during the year. Such forward exchange contracts were principally used as cash flow hedges of the Company’s exposure to foreign currency denominated future guarantee obligations. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at fair value, which is based on referenced market rates. (See Note B of Notes to Consolidated Financial Statements.)

Income Tax Expense

The effective tax rate related to continuing operations was approximately 36.2% in 2006, compared to approximately 31.4% in 2005. This increase is primarily the result of the benefit recorded in 2005 related to the reversal of the valuation allowance associated with certain federal and foreign net operating loss carryforwards, higher income tax reserves related to certain U.S. and international issues and increased deemed income from overseas subsidiaries. These increases were partially offset by the utilization of foreign tax credits.

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

(See Note K of Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION AS OF DECEMBER 31, 2007

This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Item 8, “Financial Statements and Supplementary Data”). For the year ended December 31, 2007, total cash and cash equivalents increased approximately $127.2 million to $348.3 million primarily due to the factors discussed below.

Cash Used by Operating Activities—Net cash used by operating activities of $37.1 million for the year ended December 31, 2007 was principally attributable to the following factors:

•	A $243.2 million net increase in amounts owed by clients to the Company principally due to the timing of when auction and private sales occurred and settled.

•

An $84.9 million net increase in inventory principally due to the acquisition of property under auction guarantees that did not sell at auction during the year, as well as investments in property made by the Company’s Dealer segment in the third quarter of 2007, partially offset by sales of Dealer inventory.

•	The purchase of $30.5 million in assets held in a rabbi trust to fund the liability related to the Sotheby’s Deferred Compensation Plan (see Note O of Notes to Consolidated Financial Statements).

Partially offsetting these cash outflows from operations was the benefit from net income of $213.1 million earned during 2007, an increase in accrued income taxes payable of $55.1 million and a $22 million increase in accrued incentive compensation costs due to the Company’s strong financial performance in 2007.

Cash Provided by Investing Activities—Net cash provided by investing activities of $163.7 million for the year ended December 31, 2007 is principally due to a $126 million net decrease in short- term investments, a $46.1 million net decrease in client loans, $6.2 million in proceeds received from the sale of land and buildings in the U.K. and $7.6 million in distributions received from equity investees. These investing cash inflows were minimally offset by $17.4 million in capital expenditures and a $3 million increase in restricted cash.

Cash Used by Financing Activities—Net cash used by financing activities of $0.7 million for the year ended December 31, 2007 was principally due to $33.3 million in dividend payments made in 2007, partially offset by $18.6 million in proceeds from the exercise of stock options and $15.7 million in excess tax benefits resulting from stock option exercises and the vesting of restricted stock during 2007.

YORK PROPERTY

On February 7, 2003, the Company sold the York Property and leased it back from the buyer for an initial 20-year term, with options for the Company to extend the lease for two additional 10- year terms. The resulting lease is being accounted for as a capital lease. Additionally, the sale of the York Property resulted in a deferred gain of $22.7 million, which is being amortized on a straight- line basis against depreciation expense over the initial 20-year lease term. As of December 31, 2007, the remaining deferred gain related to the sale-leaseback transaction was approximately $17 million.

On January 11, 2008, the Company entered into a contract to reacquire the York Property from an affiliate of RFR for $370 million. The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property, which is subject to the lenders consent, and a combination of available cash resources and possible future borrowings. The mortgage loan matures on July 1, 2035, with an optional pre- payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. Due to the scheduled increase in the annual interest rate and some other terms of the agreement subsequent to July 1, 2015, it would be the Company’s intention to pre-pay the mortgage on or about July 1, 2015. The Company has made an upfront payment to the seller of $50 million, which is refundable under certain conditions. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place not later than July 1, 2009, nor earlier than April 1, 2008.

When the transaction is closed, the existing York Property capital lease obligation of $169 million and the related $131 million net capital lease asset, as well as the $17 million deferred gain will be derecognized in the Company’s Consolidated Balance Sheet and the net effect will be deducted from the purchase price. As a result, the land and building acquired will be recorded on the Company’s Consolidated Balance Sheet at an amount in the range of approximately of $320 million.

ACQUISITION

On June 7, 2006, the Company entered into a sale and purchase agreement with Arcimboldo S.A. (“Arcimboldo”), pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Noortman Master Paintings B.V. (“NMP”), one of the world’s leading art dealers specializing in Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings. NMP is based in Maastricht, The Netherlands. The acquisition of NMP has provided the Company with the opportunity to expand its dealer activities.

Robert C. Noortman, who was the Managing Director of NMP and sole shareholder of Arcimboldo and who also guaranteed the obligations of Arcimboldo under the Purchase Agreement, died unexpectedly on January 14, 2007. Following Mr. Noortman’s death, his guarantee under the Purchase Agreement remains binding on his estate. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. NMP’s results are included in the Company’s Consolidated Income Statements beginning as of June 1, 2006 and were not material to the Company’s Consolidated results in 2006.

Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration was based on the actual number of shares issued using the closing price of the Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the appraised fair value of certain restrictions on the future transfer of the Initial Consideration, as discussed in more detail below. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years (as discussed in more detail below) and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of an $11.7 million auction payable due to Sotheby’s. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the note’s three-year term. The first and second installments of €2.1 million ($2.6 million) and €2.1 million ($2.8 million) under the note payable were made on July 26, 2006 and June 7, 2007, respectively. The remaining payments under the note payable are due according to the following schedule: €4.2 million (approximately $6.1 million) on June 7, 2008 and €4.2 million (approximately $6.1 million) on June 7, 2009. As of December 31, 2007, the carrying value of the note payable was $11.7 million, representing the aggregate remaining payments of $12.2 million less the remaining unamortized discount of $0.5 million. The current portion of the note payable ($5.7 million) is recorded in the December 31, 2007 Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities. The non-current portion of the note payable ($6 million) is recorded in the December 31, 2007 Consolidated Balance Sheet within Other Liabilities.

If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $34.09 per share on February 20, 2008, the Additional Consideration had a fair value of approximately $16.6 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

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

In conjunction with the acquisition of NMP, the Company purchased a key man life insurance policy of $20 million covering Mr. Noortman. As a result of Mr. Noortman’s death on January 14, 2007, the Company became entitled to the $20 million death benefit under the policy and accordingly recorded such amount as non-operating income in its Consolidated Income Statement in the first quarter of 2007. The Company collected these insurance proceeds in April 2007.

(See Note C of Notes to Consolidated Financial Statements for additional information related to the acquisition of NMP.)

REVIEW OF STOCK OPTION GRANTING PRACTICES

In June through November 2006, at the request of the Company’s Chief Executive Officer, outside legal counsel conducted a review of the Company’s stock option granting practices from 1995 through 2006 to determine whether any backdating of stock options had occurred. This request was not made because of any knowledge or belief that there were any improprieties in the Company’s stock option granting practices, but because of the publicity that had been given to this subject in relation to other companies. Counsel concluded and management concurred that there was no evidence of intentional wrongdoing by any of the Company’s Named Executive Officers (as defined by the SEC) or by any other director or employee of the Company. However, it was concluded that, in a number of instances prior to 2003, the Company had used an incorrect measurement date under Accounting Principles Board Opinion No. 25, “Accounting for Stock Options” (“Opinion 25”), in accounting for certain of its stock option grants because on the date of such grants, the number of shares that particular individuals were entitled to receive was not finalized or the number of options allocated to certain recipients was changed after the award approval date. Based on the results of counsel’s review, management concluded that the measurement dates for these awards should be revised.

The Company determined that from the first quarter of 1996 through 2004, it had certain unrecorded non-cash stock compensation charges associated with its stock option plans. The amount of aggregate unrecorded non-cash stock compensation expense, which the Company should have recorded in prior periods as a component of Salaries and Related Costs, was approximately $6 million pre-tax and approximately $4 million after-tax. The Company determined, however, that the charges from 1996 through 2004 were not material to its consolidated financial statements in any of the periods to which such charges related.

Management, however, concluded that the aggregate amount of unrecorded stock compensation expense related to these stock options would have been material, if recorded, to the fourth quarter of 2006. As a result, the Company restated its financial statements in its 2006 Form 10-K filing for prior periods and recorded an adjustment of approximately $3.8 million to Retained Earnings and Additional Paid-in Capital as of January 1, 2004. This adjustment represented the cumulative effect on an after tax basis of the adjustment relating to the non-cash stock compensation charges discussed above related to years 1999 to 2003.

RECAPITALIZATION

On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”), dated as of such date, with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company’s largest shareholders, holding in the aggregate 14,034,158 shares of the Company’s Class B Common Stock, par value $0.10 per share (the “Class B Stock”), representing approximately 62.4% of the aggregate voting power of the Company’s capital stock. Robert S. Taubman, A. Alfred Taubman’s son, has been a director of the Company since August 2000.

Pursuant to the Agreement, the Company agreed to exchange all 14,034,158 shares of Class B Stock owned by the Shareholders for $168.4 million in cash and 7.1 million shares of the Company’s Class A Limited Voting Common Stock, par value $0.10 per share (the “Class A Stock”), (such exchange, the “Transaction”). (See “Mechanics of Effecting the Transaction; Funding” below.) Completion of the Transaction was not subject to any conditions and it was completed on September 7, 2005. Because the outstanding shares of Class B Stock constituted less than fifty percent of the aggregate voting power of the Company’s outstanding common stock following completion of the Transaction, pursuant to the Company’s Third Amended and Restated Articles of Incorporation (the “Articles”), following completion of the Transaction each remaining outstanding share of Class B Stock held by shareholders not a party to the Transaction was automatically converted into one share of Class A Stock without any action on the part of the holder thereof. Therefore, immediately following completion of the Transaction and such conversion, the Company had approximately 57.3 million shares of Class A Stock outstanding (of which the Shareholders owned 7.1 million, or approximately 12.4%) and no shares of Class B Stock outstanding.

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

Mechanics of Effecting the Transaction; Funding—Under the terms of the Agreement, the Transaction was effected by means of: (1) the Shareholders voluntarily converting, on a one-for-one basis pursuant to the Articles, 7.1 million shares of Class B Stock into shares of Class A Stock, and (2) the Company acquiring the remaining shares of Class B Stock owned by the Shareholders for aggregate cash consideration of $168.4 million. The Company funded the cash portion of the consideration plus direct transaction and financing costs with then existing cash balances and $100 million in borrowings under the BofA Credit Agreement (see “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” for information related to the Company’s credit arrangements).

The total cost to acquire the Class B Stock owned by the Shareholders of $177.2 million (including $8.8 million in direct transaction costs) was accounted for as a treasury stock transaction, with Common Stock and Additional Paid-In Capital being reduced by $177.1 million. Additionally, the Company ascribed $100,000 of the total cost to the Standstill (as described below) and certain restrictions on transfer based on their appraised fair values. Such amount was expensed as incurred within Other Expense in the period of the Transaction.

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

In the merger, each outstanding share of Sotheby’s Michigan Class A Limited Voting Common Stock (“Sotheby’s Michigan Stock”) was converted into one share of Common Stock of Sotheby’s Delaware (“Sotheby’s Delaware Stock”). As a result, holders of Sotheby’s Michigan Stock became holders of Sotheby’s Delaware Stock, and their rights as holders thereof are now governed by the General Corporation Law of the State of Delaware and the Certificate of Incorporation and By-Laws of Sotheby’s Delaware.

The Reincorporation was accounted for as a reverse merger whereby, for accounting purposes, Sotheby’s Michigan was considered the acquiror and the surviving corporation was treated as the successor to the historical operations of Sotheby’s Michigan. Accordingly, the historical financial statements of Sotheby’s Michigan, which Sotheby’s Michigan previously reported to the SEC on Forms 10-K and 10-Q, among other forms, are treated as the financial statements of the surviving corporation.

The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Michigan. Upon completion of the merger, the address of Sotheby’s principal executive offices became 1334 York Avenue, New York, NY 10021. Sotheby’s Michigan’s management and board of directors continued as the management and board of directors of Sotheby’s Delaware. Sotheby’s Delaware Stock continues to trade on the New York Stock Exchange under the symbol “BID.” Shareholders were not required to exchange their existing stock certificates, which now represent an equivalent number of shares of Sotheby’s Delaware Stock.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s material contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)
Long-term debt (1)
Principal payments	$100,000	$—	$100,000	$—	$—
Interest payments	9,740	6,875	2,865	—	—

Sub-total	109,740	6,875	102,865	—	—

Other commitments:
York Property capital lease (2)	350,383	19,287	41,250	42,692	247,154
Operating lease obligations (3)	91,688	17,133	23,112	12,752	38,691
Discount Certificates (4)	22,651	22,651	—	—	—
Note payable to Arcimboldo (5)	12,256	6,128	6,128	—	—
Employment arrangements (6)	17,663	7,078	8,770	1,815	—
Uncertain tax positions (7)	11,948	11,948	—	—	—

Sub-total	506,589	84,225	79,260	57,259	285,845

Total	$616,329	$91,100	$182,125	$57,259	$285,845

(1)

Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s long-term debt. (See “Liquidity and Capital Resources” below and Note J of Notes to Consolidated Financial Statements for information related to the Company’s credit arrangements.)

(2)	Represents the rental payments due under the capital lease obligation for the York Property. See “York Property” above for discussion of a related subsequent event.

(3)	Represents rental payments due under the Company’s operating lease obligations. (See Note M of Notes to Consolidated Financial Statements.)

(4)

Represents the remaining outstanding face value of the Discount Certificates that were distributed in conjunction with the settlement of certain civil antitrust litigation, which are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. (See Note R of Notes to Consolidated Financial Statements.)

(5)	See Note C of Notes to Consolidated Financial Statements.

(6)

Represents the remaining commitment for future salaries as of December 31, 2007 related to employment arrangements with ten employees, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants. (See Note P of Notes to Consolidated Financial Statements.)

(7)

The Company’s liability for uncertain tax positions that would be settled by cash payments to the respective taxing authorities is $18.1 million, of which $11.9 million is classified as current and $6.2 million is classified as long-term in the Consolidated Balance Sheets. The long-term portion is excluded from the contractual obligations table above as the Company is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See “Uncertain Tax Positions” below for more detailed information.)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction. (See Note Q of Notes to Consolidated Financial Statements.)

As of December 31, 2007, the Company had outstanding auction guarantees totaling $190.4 million, the property relating to which had a mid-estimate sales price (1) of $204.5 million. The Company’s financial exposure under these auction guarantees is reduced by $41 million as a result of risk sharing arrangements with unaffiliated partners. Substantially all of the property related to such auction guarantees is being offered at auctions in February and May of 2008. As of December 31, 2007, $21.6 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheet (see Note E of Notes to Consolidated Financial Statements). As of December 31, 2007 and 2006, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $4.3 million and $1.5 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

As of February 19, 2008, the Company had outstanding auction guarantees totaling $185.2 million, the property relating to which had a mid-estimate sales price (1) of $195.5 million. The Company’s financial exposure under these auction guarantees is reduced by $36.6 million as a result of risk sharing arrangements with unaffiliated partners. Substantially all of the property related to such auction guarantees is being offered at auctions in February and May 2008. As of February 19, 2008, $58.9 million of the guaranteed amount had been advanced by the Company and will be recorded within Notes Receivable and Consignor Advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

Lending Commitments

The Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $4.5 million at December 31, 2007.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company predominantly utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts held by the Company are typically short-term with settlement dates less than one year from their inception. Exposures related to foreign currency risks are centrally managed by the Company’s global treasury function. The Company’s objective for holding forward exchange contracts is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at their fair value, which is based on referenced market rates. Changes in the fair value of the Company’s derivative financial instruments are recognized in the Consolidated Income Statements within Other Income (Expense).

At December 31, 2007, the Company had $82.4 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

As of December 31, 2007, the Consolidated Balance Sheets included an asset of $0.5 million recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date. As of December 31, 2006, the Consolidated Balance Sheets included a liability of $1.1 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

CONTINGENCIES

For information related to Contingencies, see Note P of Notes to Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if there is less than a 50% likelihood of its being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $16.8 million. Included in this balance are $12.5 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in this balance are $1.5 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

As a result of the adoption of FIN No. 48, as of January 1, 2007, the Company recognized a $1.5 million increase in the liability for unrecognized tax benefits, which was accounted for as follows (in thousands of dollars):

Reduction in Retained Earnings (cumulative effect)	$1,459
Increase in Deferred Tax Assets	$18
Increase in liability for unrecognized tax benefits	$1,477

The total amount of unrecognized tax benefits as of December 31, 2007 was $32.6 million, of which $13.3 million is recorded within Current Liabilities in Accrued Income Taxes and $19.3 million is recorded as Non-Current in Deferred Income Taxes (assets of $12.9 million) and Accrued Income Taxes (liabilities of $6.4 million). Included in the total balance are $19.4 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in this balance are $10.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The table below presents a reconciliation of the beginning and ending amount of the Company’s liability for unrecognized tax benefits, exclusive of interest and penalties, for the year ended December 31, 2007 (in thousands of dollars):

Balance at January 1, 2007	$16,837
Increases in unrecognized tax benefits related to the current year	6,427
Increases in unrecognized tax benefits related to prior years	11,440
Decreases in unrecognized tax benefits related to prior years	(2,089)
Decreases in unrecognized tax benefits related to settlements	—
Decreases in unrecognized tax benefits due to a lapse of the applicable statute of limitations	—

Balance at December 31, 2007	$32,615

The Company recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the adjustment above, upon the adoption of FIN No. 48 in the first quarter of 2007, the Company increased its accrual for such interest to $1.2 million, an increase of $0.5 million from December 31, 2006. For the year ended December 31, 2007, the Company recognized an additional $1.5 million of interest and penalties in its Consolidated Income Statement. As of December 31, 2007, the Company has recorded approximately $2.7 million in liabilities for tax related interest and penalties on its Consolidated Balance Sheet.

The Company’s policy is to record interest expense related to sales, value added and other taxes as Interest Expense in the Company’s Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in the Company’s Consolidated Income Statements. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense (Benefit) in the Company’s Consolidated Income Statements.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years that are open for audit for federal purposes and for major state, local and foreign jurisdictions are as follows:

Federal:

•	1998 to 2007

Major state and local jurisdictions:

•	New York State: 2004 to 2007

•	New York City: 1997 to 2007

•	California: 2002 to 2007

Major foreign jurisdictions:

•	Hong Kong: 1998 to 2007

•	U.K.: 2003 to 2007

The Company believes it is reasonably possible that a decrease of $15.2 million in its unrecognized tax benefit can occur within 12 months of the December 31, 2007 balance sheet date as a result of uncertainties regarding inventory valuation for tax purposes and expected settlements with the taxing authorities, primarily in respect of currently ongoing tax audits for U.S. federal and New York City jurisdictions. In the fourth quarter of 2007, the Company favorably settled its audit in France which was primarily focused on the Company’s transfer pricing policies. All unrecorded tax benefits associated with this audit have been reversed. The Company anticipates that the U.S. federal and New York City audits may be completed within the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had cash and cash equivalents of $348.3 million. In addition, the Company has a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”) with a total borrowing capacity of $300 million. The BofA Credit Agreement also permits the amount of available borrowings to be increased by an additional $50 million to $350 million. In December 2007, the BofA Credit Agreement was amended to permit the consummation of the purchase of the York Property (see “York Property” above), including the assumption of a $235 million mortgage on the York Property (which bears interest at an annual rate of approximately 5.6%). In January 2008, the BofA Credit Agreement was further amended to provide the Company additional flexibility with respect to future long-term financing arrangements. (See Note J of Notes to Consolidated Financial Statements for more detailed information on the BofA Credit Agreement and “York Property” above for information related to the potential assumption of the York Property mortgage.)

The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by the Company in the U.S. and the U.K. plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of December 31, 2007, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $286.4 million, as calculated in accordance with the borrowing base.

The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise, the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008. Management expects to be able to demonstrate its ability to redeem and repay the Notes in full as required. (See statement on Forward Looking Statements and Note J of Notes to Consolidated Financial Statements for more information related to the Notes.)

The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures (as defined in the BofA Credit Agreement) and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio (as defined in the BofA Credit Agreement) of not less than 2.0 and a quarterly leverage ratio of not more than 3.5 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in the July 2007 and December 2007 amendments to the BofA Credit Agreement, is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. In July 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Additionally, the amount available for distribution as dividend payments was increased at that time. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime

Rate or the Federal Funds Rate plus 0.5%. For the years ended December 31, 2006 and 2005, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 7% and 6.3%, respectively. For the year ended December 31, 2007, the Company had no borrowings under the BofA Credit Agreement.

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

The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, other short-term commitments to consignors, the funding of capital expenditures including the potential purchase of the York Property and the payment of the quarterly dividend discussed below, as well as the short- term commitments to be funded on or before December 31, 2008 included in the table of contractual obligations and commitments above.

The Company’s long-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, and the funding of capital expenditures, as well as the funding of the Company’s presently anticipated long-term contractual obligations and commitments outlined in the table of contractual obligations and commitments above, which include the $100 million of long-term debt due to be repaid in February 2009.

DIVIDENDS DECLARED AND PAID

In the third quarter of 2006, the Company reinstated a quarterly dividend on its common stock. Prior to the third quarter of 2006, the Company had not paid a quarterly dividend since the fourth quarter of 1999. Dividends of $0.50 per share, totaling $33.3 million, and dividends of $0.20 per share, totaling $12.9 million were declared and paid during the years ended December 31, 2007 and 2006, respectively.

On February 26, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10 million), to be paid on March 15, 2008 to shareholders of record as of March 7, 2008.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and forward exchange contracts during the course of its business. The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments (if any), notes receivable and consignor advances, trust assets related to the deferred compensation liability, credit facility borrowings (if any), long-term debt, the deferred compensation liability, the note payable to Arcimboldo (see Note C of Notes to Consolidated Financial Statements) and the liability for the Discount Certificates issued in connection with certain civil antitrust litigation (see Note R of Notes to Consolidated Financial Statements).

The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company’s cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated auction guarantee obligations. At December 31, 2007, the Company had $82.4 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Instruments” above and Note B of Notes to Consolidated Financial Statements.)

At December 31, 2007, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $25.8 million.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of this standard, as well as the related disclosure requirements, and accordingly recognized the funded status of its defined benefit pension plans in its December 31, 2006 Consolidated Balance Sheet. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for the Company as of December 31, 2008. Management is evaluating the impact of adopting the measurement date provision of SFAS No. 158 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for financial assets and liabilities included in financial statements issued by the Company starting in 2008. On November 14, 2007, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. Management is evaluating the impact of adopting SFAS No. 157, if any, on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of January 1, 2008. Management is evaluating the impact of adopting SFAS No. 159, if any, on the Company’s consolidated financial statements.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF No. 06-11 requires the recognition of income tax benefits realized from dividend or dividend equivalents that are charged to retained earnings and paid to employees for unvested employee share-based payment awards as an increase to additional paid-in capital. The provisions of EITF No. 06-11 are effective for the Company as of January 1, 2008. The Company does not expect the adoption of EITF No. 06-11 to have a material impact on its consolidated financial statements. (See statement on Forward Looking Statements.)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company’s consolidated financial statements.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SOTHEBY’S
New York, New York

We have audited the accompanying consolidated balance sheets of Sotheby’s and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby’s and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note L to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” effective January 1, 2007. In addition, as discussed in Notes N and O to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” as revised effective January 1, 2006 and the recognition and disclosure provisions of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board Statement No. 87, 88, 106 and 132(R),” effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP

New York, New York
February 27, 2008

SOTHEBY’S
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31	2007	2006	2005
Revenues:
Auction and related revenues	$833,128	$631,344	$496,899
Finance revenues	17,025	15,864	8,302
Dealer revenues	62,766	12,776	5,131
License fee revenues	2,960	2,922	1,404
Other revenues	1,843	1,903	2,117

Total revenues	917,722	664,809	513,853

Expenses:
Direct costs of services	80,400	63,303	58,128
Dealer cost of sales	49,161	6,060	—
Marketing expenses	19,792	12,851	8,805
Salaries and related costs	293,720	226,410	187,753
General and administrative expenses	166,539	136,244	113,823
Depreciation and amortization expense	22,101	22,783	22,081
Impairment loss	14,979	—	—
Gain on sale of land and buildings	(4,752)	—	—

Total expenses	641,940	467,651	390,590

Operating income	275,782	197,158	123,263
Interest income	14,456	5,891	5,683
Interest expense	(28,622)	(33,039)	(33,421)
Insurance recovery	20,000	—	—
Credit facility termination costs	—	—	(3,069)
Other income (expense)	1,403	(4,227)	(1,474)

Income from continuing operations before taxes	283,019	165,783	90,982
Income tax expense	72,512	60,050	28,594
Equity in earnings of investees, net of taxes	2,632	1,626	829

Income from continuing operations	213,139	107,359	63,217

Discontinued operations:
Loss from discontinued operations before taxes	—	(504)	(854)
Income tax benefit	—	(194)	(369)

Loss from discontinued operations	—	(310)	(485)

Cumulative effect of a change in accounting principle, net of taxes	—	—	(1,130)

Net income	$213,139	$107,049	$61,602

Basic earnings per share:
Earnings from continuing operations	$3.34	$1.78	$1.04
Loss from discontinued operations	—	(0.01)	(0.01)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.02)

Basic earnings per share	$3.34	$1.77	$1.01

Diluted earnings per share:
Earnings from continuing operations	$3.25	$1.73	$1.02
Loss from discontinued operations	—	(0.00)	(0.01)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.02)

Diluted earnings per share	$3.25	$1.72	$1.00

Cash dividends paid per common share	$0.50	$0.20	$—

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

December 31	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$348,253	$221,094
Restricted cash	14,879	11,356
Short-term investments	—	126,042
Accounts receivable, net of allowance for doubtful accounts of $6,252 and $5,935	835,387	390,061
Notes receivable and consignor advances, net of allowance for credit losses of $1,028 and $1,154	117,642	152,070
Inventory	205,969	115,955
Deferred income taxes	15,529	6,984
Income tax receivable	1,021	—
Prepaid expenses and other current assets	26,922	24,265

Total Current Assets	1,565,602	1,047,827

Non-Current Assets:
Notes receivable	58,738	56,474
Fixed assets, net of accumulated depreciation and amortization of $178,905 and $158,718	222,310	226,522
Goodwill	28,080	34,709
Intangible assets, net of accumulated amortization of $1,465 and $1,703	5,820	12,780
Equity method investments	19,860	23,107
Deferred income taxes	65,948	67,784
Trust assets related to deferred compensation liability	31,818	—
Pension asset	14,010	—
Other assets	7,918	7,962

Total Assets	$2,020,104	$1,477,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$773,685	$558,250
Accounts payable and accrued liabilities	122,896	99,307
Accrued salaries and related costs	79,579	53,378
Settlement liabilities	22,651	45,765
Accrued income taxes	67,462	19,856
Deferred income taxes	—	2,286
Other current liabilities	8,589	10,349

Total Current Liabilities	1,074,862	789,191

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $112 and $209	99,888	99,791
York Property capital lease obligation	167,190	168,986
Deferred gain on sale of York Property	15,988	17,117
Pension liabilities	2,454	55,273
Deferred income taxes	5,223	4,345
Accrued income taxes	7,470	—
Deferred compensation liability	31,073	24,158
Other liabilities	11,939	16,617

Total Liabilities	1,416,087	1,175,478

Commitments and contingencies (see Note P)
Shareholders’ Equity:
Common Stock, $0.10 par value	6,647	6,473
Authorized shares at December 31, 2007—200,000,000
Issued and outstanding shares at December 31, 2007—66,563,771
Issued and outstanding shares at December 31, 2006—64,795,100
Additional paid-in capital	249,453	197,047
Retained earnings	338,004	160,055
Accumulated other comprehensive income (loss)	9,913	(61,888)

Total Shareholders’ Equity	604,017	301,687

Total Liabilities and Shareholders’ Equity	$2,020,104	$1,477,165

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

Year Ended December 31	2007	2006	2005
Operating Activities:
Net income*	$213,139	$107,049	$61,602
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization expense	22,101	22,783	22,081
Gain on sale of land and buildings	(4,752)	—	—
Impairment loss	14,979	—	—
Equity in earnings of investees	(2,632)	(1,626)	(829)
Deferred income tax (benefit) expense	(25,608)	23,347	8,757
Stock compensation expense	28,163	15,830	8,269
Non-cash defined benefit pension expense	11,605	6,897	5,332
Cumulative effect of a change in accounting principle	—	—	1,130
Asset provisions	6,790	4,320	3,667
Write-off of direct costs related to terminated credit agreement	—	—	2,069
Amortization of discount related to antitrust matters	941	2,679	3,988
Excess tax benefits from stock-based compensation	(15,693)	(14,871)	—
Other	(205)	658	1,285
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(443,307)	(21,653)	34,833
Increase in inventory	(84,859)	(17,177)	(14,526)
Increase in prepaid expenses and other current assets	732	(8,896)	(6,122)
Increase in other long-term assets	787	(904)	(2,863)
Purchase of trust assets related to the deferred compensation liability	(30,492)	—	—
Funding of settlement liabilities	(24,065)	(19,009)	(18,214)
Increase (decrease) in due to consignors	200,080	170,458	(79,899)
(Increase) decrease in income tax receivable and deferred income tax assets	(1,546)	5,105	865
Increase (decrease) in accrued income taxes and deferred income tax liabilities	62,951	8,507	(3,297)
Increase (decrease) in accounts payable and accrued liabilities and other liabilities	33,746	(13,084)	30,658

Net cash (used) provided by operating activities	(37,145)	270,413	58,786

Investing Activities:
Funding of notes receivable and consignor advances	(306,241)	(280,735)	(214,918)
Collections of notes receivable and consignor advances	352,381	219,266	164,856
Purchases of short-term investments	(385,275)	(312,183)	(323,163)
Proceeds from maturities of short-term investments	511,317	186,141	433,163
Capital expenditures	(17,396)	(12,719)	(14,862)
Proceeds from the sale of land and buildings	6,163	—	—
Acquisition, net of cash acquired	(1,728)	—	—
Distributions from equity investees	7,568	5,434	3,748
(Increase) decrease in restricted cash	(3,049)	(3,061)	4,032

Net cash provided (used) by investing activities	163,740	(197,857)	52,856

Financing Activities:
Proceeds from revolving credit facility borrowings	—	398,673	174,542
Repayments of revolving credit facility borrowings	—	(435,158)	(140,000)
Repurchase of common stock	—	(212)	(177,215)
Dividends paid	(33,326)	(12,946)	—
Repayment of acquiree bank debt	—	(9,531)	—
Decrease in York Property capital lease obligation	(1,619)	(1,437)	(125)
Proceeds from exercise of employee stock options	18,557	66,987	9,322
Excess tax benefits from stock-based compensation	15,693	14,871	—

Net cash (used) provided by financing activities	(695)	21,247	(133,476)

Effect of exchange rate changes on cash and cash equivalents	1,259	2,335	(233)
Increase (decrease) in cash and cash equivalents	127,159	96,138	(22,067)
Cash and cash equivalents at beginning of period	221,094	124,956	147,023

Cash and cash equivalents at end of period	$348,253	$221,094	$124,956

* Net loss from discontinued operations	$—	$(310)	$(485)

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Thousands of dollars)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation Expense	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	$6,374	$233,913	$4,350	$(10,341)	$1,089	$235,385
Comprehensive income:
Net income			61,602			61,602
Other comprehensive loss, net of tax:
Foreign currency translation adjustments					(12,263)	(12,263)

Total comprehensive income						49,339

Repurchase of common stock	(694)	(176,422)				(177,116)
Adjustment to deferred tax asset valuation allowance related to stock option exercises		1,719				1,719
Stock options exercised	76	9,342				9,418
Tax benefit associated with stock option exercises		1,069				1,069
Restricted stock shares issued	34	5,919		(5,956)		(3)
Restricted shares withheld to satisfy employee tax obligations	(13)	(2,190)				(2,203)
Restricted stock shares forfeited	(1)	(110)				(111)
Restricted stock compensation expense				8,421		8,421
Shares issued to directors	1	357				358

Balance at December 31, 2005	5,777	73,597	65,952	(7,876)	(11,174)	126,276

Comprehensive income:
Net income			107,049			107,049
Other comprehensive income, net of tax:
Foreign currency translation adjustments					12,841	12,841

Total comprehensive income						119,890

Recognition of funded status of defined benefit pension plans upon adoption of SFAS No. 158					(63,555)	(63,555)
Repurchase of common stock		(212)				(212)
Issuance of common stock in acquisition	195	41,180				41,375
Stock options exercised	395	66,592				66,987
Stock option expense		1,389				1,389
Elimination of deferred compensation expense upon adoption of SFAS No. 123R		(7,876)		7,876		—
Restricted stock shares issued	127	(127)				—
Restricted shares withheld to satisfy employee tax obligations	(22)	(5,852)				(5,874)
Restricted stock shares forfeited	(1)	1				—
Restricted stock compensation expense		13,226				13,226
Tax benefit associated with stock option exercises and the vesting of restricted stock shares		14,871				14,871
Shares issued to directors	2	258				260
Cash dividends declared, $0.20 per common share			(12,946)			(12,946)

Balance at December 31, 2006	6,473	197,047	160,055	—	(61,888)	301,687

Comprehensive income:
Net income			213,139			213,139
Other comprehensive income, net of tax:
Foreign currency translation adjustments					16,625	16,625
Net unrealized gains related to defined benefit pension plans					50,804	50,804
Amortization of unrecognized prior service costs and net losses related to defined benefit pension plans					4,372	4,372

Total comprehensive income						284,940

Cumulative effect of change in accounting for uncertainty in income taxes			(1,864)			(1,864)
Stock options exercised	123	18,434				18,557
Stock option expense		295				295
Restricted stock shares issued	75	548				623
Restricted shares withheld to satisfy employee tax obligations	(23)	(9,323)				(9,409)
Restricted stock shares forfeited	(1)	1				—
Restricted stock compensation expense		26,397				26,460
Tax benefit associated with stock option exercises and the vesting of restricted stock shares		15,693				15,693
Shares issued to directors		361				361
Cash dividends declared, $0.50 per common share			(33,326)			(33,326)

Balance at December 31, 2007	$6,647	$249,453	$338,004	$—	$9,913	$604,017

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Business

Sotheby’s (or together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world’s two largest auctioneers of authenticated fine art, antiques and decorative art, jewelry and collectibles. In addition to auctioneering, the Company’s Auction segment is engaged in a number of related activities, including the brokering of private purchases and sales of fine art, jewelry and collectibles. The Company also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in licensing activities. (See Note D for additional information related to the Company’s reportable segments.)

(See Note V for information related to a recapitalization transaction consummated by the Company in September 2005. See Note W for information related to the Company’s June 2006 reincorporation in the State of Delaware.)

Note B—Summary of Significant Accounting Policies

Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby’s and its wholly-owned subsidiaries, as well as those of an entity for which the Company is the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” as revised (see Note S). Intercompany transactions and balances have been eliminated. Equity investments in which the Company has significant influence over the investee but does not have control and is not the primary beneficiary are accounted for using the equity method (see Note F).

Income Statement Presentation—Marketing Expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of important cultural institutions. Prior to the fourth quarter of 2007, in the Company’s Consolidated Income Statements, corporate marketing expenses had been included as a component of Direct Costs of Services and the cost of strategic sponsorships had been included as a component of General and Administrative Expenses. Due to the fact that corporate marketing and sponsorship activities have increased substantially over the last three years as a result of the Company’s strategic initiatives, the costs of such activities are now combined and separately classified in the Company’s Consolidated Income Statements as Marketing Expenses beginning in the fourth quarter of 2007. For the years ended December 31, 2007, 2006 and 2005, corporate marketing expenses totaled $16.4 million, $10.9 million and $7.6 million, respectively. For the years ended December 31, 2007, 2006 and 2005, the cost of strategic sponsorships totaled $3.4 million, $2 million and $1.2 million, respectively.

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

(1) Auction Commission Revenues—In its role as auctioneer, the Company functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses and applicable taxes. The Company’s commissions include those earned from the buyer (“buyer’s premium revenue”) and those earned from the consignor (“seller’s commission revenue”), both of which are calculated as a percentage of the hammer price of property sold at auction. Buyer’s premium and seller’s commission revenues are recognized at the time of the auction sale (i.e., when the auctioneer’s hammer falls) and are recorded net of commissions owed to third parties. Commissions owed to third parties are principally the result of limited situations when auction commissions are shared with consignors or with the Company’s partners in auction guarantees. In certain of these instances, the Company may share auction commissions with a consignor as part of an auction guarantee, typically in exchange for a portion of the hammer (sale) price in excess of a negotiated amount. In addition, auction commissions are occasionally shared with auction guarantee partners as a result of management’s decision to reduce risk through sharing arrangements with such partners, whereby the Company reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission. Also, in certain situations, an auction guarantee partner will assist the Company in valuing and marketing the property to be sold at auction.

(2) Private Sale Commissions—Private sale commissions are earned through the brokering of art and collectible purchases and sales and are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction.

(3) Principal Activities—Auction segment principal activities consist mainly of gains or losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is sold at auction, (ii) any writedowns of the carrying value of guaranteed property that failed to sell at auction and (iii) any subsequent recoveries or losses on the sale of guaranteed property that failed to sell at auction. The overage or shortfall related to guaranteed property is generally recognized in the period in which the property is offered at auction. However, a shortfall is recognized prior to the date of the auction if management determines that a loss related to an auction guarantee is probable. Writedowns to the carrying value of guaranteed property held in inventory are recognized in the period in which management determines that the net realizable value of the property has fallen below its carrying value. Recoveries or losses resulting from the subsequent sale of guaranteed property are recognized in the period in which the sale is completed; title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction.

To a much lesser extent Auction segment principal activities includes gains or losses related to the sale of other Auction segment inventory, as well as any writedowns in the carrying value of such inventory, which consists of objects obtained incidental to the auction process primarily as a result of defaults by purchasers after the consignor has been paid and the honoring of purchasers’ claims. Gains or losses related to the sale of such Auction inventory are recognized in the period in which the sale is completed; title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction. Writedowns to the carrying value of such Auction segment inventory are recognized in the period in which management determines that the net realizable value of the property has fallen below its carrying value.

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

Revenue Recognition (Dealer Revenues)—Dealer Revenues consist of revenues earned from the sale of Dealer segment inventory and the Company’s share of gains or losses resulting from the sale of property purchased by art dealers through unsecured loans from the Company. Dealer inventory consists principally of property held by Noortman Master Paintings B.V. (or “NMP”) and objects purchased for investment purposes.

Revenues earned from the sale of Dealer inventory are recognized in the period in which the sale is completed; title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction. The recognition of a loss is accelerated if and when management determines that an impairment of the inventory’s value has occurred.

The Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company is recognized when the sale is completed and title to the underlying property passes to the purchaser.

Sales, Use and Value Added Taxes—Sales, use and value added taxes assessed by governmental authorities that are both imposed on and concurrent with revenue-producing transactions between the Company and its clients are reported on a net basis. Accordingly, such taxes have no impact on revenues.

Direct Costs of Services—Direct costs of services consists largely of sale specific marketing costs such as auction catalogue production and distribution expenses and sale advertising and promotion expenses, which are expensed at the time of sale. Also included in direct costs of services are sale-related shipping expenses, which are expensed when incurred.

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

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company has applied SFAS No. 123R to account for compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company applied APB No. 25 to account for its stock-based awards. The Company historically had treated its stock options as having been granted at the stock’s fair market value on the date of grant. Consequently, under the provisions of APB No. 25, the Company did not recognize compensation expense for the cost of stock options issued to employees under its stock option plans. However, see “Review of Stock Option Granting Practices” under Note N for a discussion of a review conducted by outside legal counsel which resulted in, among other things, the use of new measurement dates for certain stock option grants.

The Company has elected to adopt the alternative transition method provided in SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R.

Stock-based compensation expense related to restricted stock shares issued pursuant to the Company’s Amended and Restated Restricted Stock Plan is determined based on the closing fair value of the shares issued on the business day immediately prior to the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

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

(See Note N for additional information on the Company’s employee stock option and restricted plans.)

Earnings Per Share—Basic earnings per share is calculated by dividing net income by the weighted average number of outstanding shares of common stock. The weighted average number of shares used for calculating basic and diluted earnings per share, which excludes shares issued as contingent consideration in the acquisition of NMP (see Note C), is as follows:

Year Ended December 31	2007	2006	2005
	(In millions)
Basic weighted average shares outstanding	63.8	60.3	60.7
Dilutive effect of stock options and unvested restricted stock	1.8	1.8	1.2

Diluted weighted average shares outstanding	65.6	62.1	61.9

For the years ended December 31, 2007, 2006 and 2005, there were no reconciling items between the net income used in calculating basic and diluted earnings per share.

Comprehensive Income (Loss)—SFAS No. 130, “Reporting Comprehensive Income,” requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income (loss). The Company’s Comprehensive Income includes the Net Income for the period, as well as Other Comprehensive Income (Loss), and is reported in the Consolidated Statements of Changes in Shareholders’ Equity. Other Comprehensive Income (Loss) principally includes unrealized gains and losses related to the Company’s defined benefit pension plans that arise during the period but are not recognized as components of net periodic pension cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (see Note O), as well as the change in the foreign currency translation adjustment during the period. Such amounts are included on a cumulative basis in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Unrealized gains or losses recognized in Accumulated Other Comprehensive Income (Loss) related to the Company’s defined benefit plans are adjusted as they are subsequently recognized as components of net pension cost pursuant to the recognition and amortization provisions of SFAS No. 87.

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

Inventory—Inventory consists of property held by the Dealer and Auction segments. Dealer inventory consists principally of property held by NMP and objects purchased for investment purposes. Auction inventory consists principally of objects obtained as a result of the failure of guaranteed property to sell at auction, and to a lesser extent, objects obtained incidental to the auction process primarily as a result of defaults by purchasers after the consignor has been paid. In situations where guaranteed property fails to sell at auction, the Company has the right to recover the minimum guaranteed amount through the future sale of the property (see Note Q). Inventory is valued on a specific identification basis at the lower of cost or management’s estimate of net realizable value.

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

Goodwill—Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but it is tested for impairment at the reporting unit level annually (October 31 for the Company) and between annual tests if indicators of potential impairment exist. An impairment loss is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. Fair values are established using discounted cash flows. (See Note H.)

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

Auction Guarantees—The liability related to outstanding auction guarantees represents the estimated fair value of the Company’s obligation to perform under such auction guarantees and is recorded within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets at fair value, which is estimated based on an analysis of historical loss experience related to auction guarantees. (See Note Q.)

Defined Benefit Pension Plan—The Company sponsors defined benefit pension plans for certain of its employees. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” (See Note O.)

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

The Company adopted FIN No. 47 effective December 2005 and accordingly recorded an after-tax charge of approximately $1.1 million ($1.6 million, pre-tax), or $0.02 per diluted share, as a cumulative effect of a change in accounting principle in the Consolidated Income Statement for the year ended December 31, 2005. This charge relates primarily to those lease agreements that require the Company to restore the underlying facilities to their original condition at the end of the leases. As of the date of adoption of FIN No. 47, the Company was uncertain of the timing of payment for these asset retirement obligations; therefore a liability was not previously recognized in the financial statements under generally accepted accounting principles. Subsequent to the adoption of FIN No. 47, the cost of asset retirement obligations have been recognized ratably over the lease term. The adoption of FIN No. 47 initially resulted in a non-cash addition to Fixed Assets of $1 million with a corresponding increase in long-term liabilities. As of December 31, 2007 and 2006, assets recorded on the Consolidated Balance Sheet related to FIN No. 47 were $0.2 million, consisting of gross assets of $1 million less accumulated depreciation of $0.8 million. As of December 31, 2007 and 2006, the asset retirement obligations recorded as a liability in the Company’s Consolidated Balance Sheets were $1.3 million and $1.8 million, respectively. In future periods, when cash is paid upon the settlement of the asset retirement obligation, the payments will be classified as a component of operating cash flow in the Consolidated Statements of Cash Flows. For the year ended December 31, 2007, changes in the Company’s asset retirement obligations were as follows (in thousands of dollars):

Balance as of January 1, 2007	$1,849
Liabilities incurred	—
Liabilities settled	(127)
Adjustments to liabilities	(718)
Accretion expense	63
Foreign currency exchange rate changes	226

Balance as of December 31, 2007	$1,293

Financial Instruments—The Company’s financial instruments include Cash and Cash Equivalents, Restricted Cash, Short-Term Investments (if any), Notes Receivable and Consignor Advances (see Note E), trust assets related to the Company’s deferred compensation liability, Credit Facility Borrowings (if any), Long-Term Debt, the Company’s deferred compensation liability the liability for the Discount Certificates issued in connection with the settlement of certain civil litigation related to the investigation by the United States Department of Justice (the “DOJ”) and the note payable to Arcimboldo S.A. (see Note C).

The carrying amounts of Cash and Cash Equivalents, Restricted Cash, Short-Term Investments, Notes Receivable and Consignor Advances (see Note E) and Credit Facility Borrowings (see Note J) do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments.

The fair value of the Company’s long-term debt was approximately $98 million as of December 31, 2007. This amount is based on quoted market prices. (See Note J.)

The carrying amounts of the trust assets related to the Company’s deferred compensation plan, the Discount Certificate liability (see Note R), the Company’s deferred compensation liability and the note payable to Arcimboldo (see Note C) approximate their fair values.

Derivative Financial Instruments—The Company predominantly utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short- term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances as well as foreign currency denominated future guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception. Exposures related to such foreign currency risks are centrally managed by the Company’s global treasury function. The Company’s objective for holding derivative instruments is to minimize foreign currency risks using the most effective methods to eliminate or reduce the impacts of these exposures. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at their fair value, which is based on referenced market rates. Changes in the fair value of the Company’s derivative financial instruments are recognized in the Consolidated Income Statements within Other Income (Expense).

At December 31, 2007, the Company had $82.4 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

As of December 31, 2007, the Consolidated Balance Sheets included an asset of $0.5 million recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding forward exchange contracts on that date. As of December 31, 2006, the Consolidated Balance Sheets included a liability of $1.1 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

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

Recently Issued Accounting Standards—In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of this standard, as well as the related disclosure requirements, and accordingly recognized the funded status of its defined benefit pension plans in its December 31, 2006 Consolidated Balance Sheet. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for the Company as of December 31, 2008. Management is evaluating the impact of adopting the measurement date provision of SFAS No. 158 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for financial assets and liabililties included in financial statements issued by the

Company starting in 2008. On November 14, 2007, the FASB agreed to a one-year deferral of the implementation of SFAS No. 157 for other non-financial assets and liabilities. Management is evaluating the impact of adopting SFAS No. 157, if any, on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company as of January 1, 2008. Management is evaluating the impact of adopting SFAS No. 159, if any, on the Company’s consolidated financial statements.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF No. 06-11 requires the recognition of income tax benefits realized from dividend or dividend equivalents that are charged to retained earnings and paid to employees for unvested employee share-based payment awards as an increase to additional paid-in capital. The provisions of EITF No. 06-11 are effective for the Company as of January 1, 2008. The Company does not expect the adoption of EITF No. 06- 11 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company’s consolidated financial statements.

Note C—Acquisition

On June 7, 2006, the Company entered into a sale and purchase agreement with Arcimboldo S.A. (“Arcimboldo”), pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Noortman Master Paintings B.V., one of the world’s leading art dealers specializing in Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post- Impressionist paintings. NMP is based in Maastricht, The Netherlands. The acquisition of NMP has provided the Company with the opportunity to expand its dealer activities.

Robert C. Noortman, who was the Managing Director of NMP and sole shareholder of Arcimboldo and who also guaranteed the obligations of Arcimboldo under the Purchase Agreement, died unexpectedly on January 14, 2007. Following Mr. Noortman’s death, his guarantee under the Purchase Agreement remains binding on his estate. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. NMP’s results are included in the Company’s Consolidated Income Statements beginning as of June 1, 2006 and were not material to the Company’s Consolidated results in 2006.

Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Class A Common Stock (“Sotheby’s Shares”), which had a fair value of approximately $41.4 million. The fair value of the Sotheby’s Shares issued as Initial Consideration was based on the actual number of shares issued using the closing price of the Sotheby’s Shares on the New York Stock Exchange of $25.30 per share on June 6, 2006 reduced by $7.9 million to reflect the appraised fair value of certain restrictions on the future transfer of the Initial Consideration, as discussed in more detail below. In addition to the Initial Consideration, the Company acquired NMP subject to approximately $25.6 million of indebtedness, consisting of a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years (as discussed in more detail below) and $9.5 million of bank debt that was repaid upon the closing of the transaction, as well as the settlement of an $11.7 million auction payable due to Sotheby’s. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €  11.3 million ($14.6 million). The €  1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the note’s three-year term. The first and second installments of €  2.1 million ($2.6 million) and €  2.1 million ($2.8 million) under the note payable were made on July 26, 2006 and June 7, 2007, respectively. The remaining payments under the note payable are due according to the following schedule: €  4.2 million (approximately $6.1 million) on June 7, 2008 and €  4.2 million (approximately $6.1 million) on June 7, 2009. As of December 31, 2007, the carrying value of the note payable was $11.7 million, representing the aggregate remaining payments of $12.2 million less the remaining unamortized discount of $0.5 million. The current portion of the note payable ($5.7 million) is recorded in the December 31, 2007 Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities. The non-current portion of the note payable ($6 million) is recorded in the December 31, 2007 Consolidated Balance Sheet within Other Liabilities.

If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

An additional 486,712 Sotheby’s Shares (the “Additional Consideration”) have been issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Shares on the New York Stock Exchange of $34.09 per share on February 20, 2008, the Additional Consideration had a fair value of approximately $16.6 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

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

In conjunction with the acquisition of NMP, the Company purchased a key man life insurance policy of $20 million covering Mr. Noortman. As a result of Mr. Noortman’s death on January 14, 2007, the Company became entitled to the $20 million death benefit under the policy and accordingly recorded such amount as non-operating income in its Consolidated Income Statement in the first quarter of 2007. The Company collected these insurance proceeds in April 2007.

In the first quarter of 2007, the Company completed its valuation of the NMP assets acquired (including intangible assets) and liabilities assumed. The fair value of the art-related assets acquired was estimated by a team of Sotheby’s art experts. The fair value of all other NMP assets and liabilities was estimated using a number of techniques and appraisals. The table below, which is presented in thousands of dollars, summarizes the final allocation of the purchase price to the NMP assets acquired and liabilities assumed. The Goodwill related to NMP is not tax deductible.

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

**

As a result of Mr. Noortman’s death in January 2007, the Company recorded an impairment loss of $7.3 million in the first quarter of 2007 related to NMP’s Goodwill. See Note H for additional information on the Goodwill related to NMP and the impairment loss.

The amount allocated to Intangible Assets relates to customer relationships ($12 million), the NMP trade name ($2.8 million) and a non-compete agreement ($0.9 million). As a result of Mr. Noortman’s death in January 2007, the Company recorded an impairment loss of $7.7 million in the first quarter of 2007 related to NMP’s intangible assets. See Note I for additional information on the Intangible Assets related to NMP and the impairment loss.

The total impairment loss recorded in the first quarter of 2007 related to NMP’s Goodwill and Intangible Assets was approximately $15 million.

(See Note H for information related to an acquisition of an auctioneer in Europe.)

Note D—Segment Reporting

The Company’s continuing operations are organized under three reportable segments—Auction, Finance and Dealer. The Company’s discontinued real estate brokerage business, which almost entirely comprised its former Real Estate segment, is not included in this presentation. However, in the second quarter of 2006, management decided to continue to operate the Company’s real estate brokerage business in Australia, which had previously been reported in discontinued operations since the fourth quarter of 2004. Consequently, beginning in the second quarter of 2006, results for this business, which are not material to the Company’s Consolidated Financial Statements, have been reclassified into continuing operations and are included in this presentation in All Other for all periods presented. (See Note U for further information on discontinued operations.)

The Company’s segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer, the Chief Financial Officer and the senior executives of each segment, regularly evaluates financial information about each segment in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before taxes and excluding the unallocated items highlighted below in the reconciliation of segment income to income from continuing operations before taxes.

The Auction segment is an aggregation of Auction operations in North America, Europe and Asia as they have similar economic characteristics and they are similar in service, customers and the way in which services are provided. The Auction segment conducts auctions of fine arts, decorative arts, jewelry and collectibles in which the Company generally functions as an agent accepting property on consignment from its selling clients. In addition to auctioneering, the Auction segment is engaged in a number of related activities including the brokering of private purchases and sales of art, jewelry and other collectibles. The Finance segment provides art-related financing generally secured by works of art that the Company either has in its possession or that the Company permits the borrower to possess (see Note E). All Other primarily includes amounts related to the Company’s licensing activities and other ancillary businesses.

In the fourth quarter of 2006, due to the acquisition of NMP (see Note C) and the resulting increase in the Company’s Dealer activities, certain activities which were previously included as part of the Auction segment were realigned with NMP and aggregated into a newly established Dealer segment. Such activities include:

•	The investment in and resale of art and other collectibles directly by the Company.

•	The investment in art through unsecured loans made by the Company to unaffiliated art dealers. (See Note E.)

•	The activities of certain equity investees, including Acquavella Modern Art. (See Note F.)

•

The purchase and resale of art through an art dealer whose results are required to be consolidated with the Company’s results under generally accepted accounting principles. The Company has no equity investment in this entity. (See Note S.)

All prior period segment information has been revised for comparability to reflect the realignment of the Company’s reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note B). Auction and Dealer segment revenues are attributed to geographic areas based on the location of the actual sale. Finance segment revenues are attributed to geographic areas based on the location of the entity that originated the loan.

The following tables present the Company’s segment information for the years ended December 31, 2007, 2006 and 2005:

Year ended December 31, 2007	Auction	Finance	Dealer	All Other	Reconciling items*	Total
	(Thousands of dollars)
Revenues	$833,128	$19,129	$62,766	$4,803	$(2,104)	$917,722
Interest income	$23,745	$1	$—	$321	$(9,611)	$14,456
Interest expense	$26,799	$—	$802	$80	$941	$28,622
Depreciation and amortization	$19,898	$220	$1,968	$15	$—	$22,101
Segment income (loss)**	$268,351	$4,198	$(9,940)	$1,020	$19,390	$283,019
Year ended December 31, 2006
Revenues	$631,344	$16,974	$12,776	$4,825	$(1,110)	$664,809
Interest income	$16,309	$1	$17	$7	$(10,443)	$5,891
Interest expense	$29,828	$—	$422	$110	$2,679	$33,039
Depreciation and amortization	$20,927	$62	$1,779	$15	$—	$22,783
Segment income	$164,962	$1,622	$1,681	$2,061	$(4,543)	$165,783
Year ended December 31, 2005
Revenues	$496,899	$8,949	$5,131	$3,521	$(647)	$513,853
Interest income	$9,793	$—	$—	$4	$(4,114)	$5,683
Interest expense	$29,356	$—	$—	$77	$3,988	$33,421
Depreciation and amortization	$21,988	$62	$4	$27	$—	$22,081
Segment income (loss)	$95,342	$(274)	$4,425	$949	$(9,460)	$90,982

*

The reconciling item related to Revenues represents charges between the Finance segment and the Auction segment for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment revenues and in Auction segment direct costs. Additionally, the reconciling items related to segment income, interest income and interest expense are presented in the charts below.

**	In 2007, Dealer segment results include an impairment loss of $15 million for goodwill and intangible assets (see Notes C, H and I).

The table below presents a reconciliation of segment income before taxes to income from continuing operations before taxes for the years ended December 31, 2007, 2006 and 2005:

Year Ended December 31	2007	2006	2005
	(Thousands of dollars)
Auction	$268,351	$164,962	$95,342
Finance	4,198	1,622	(274)
Dealer	(9,940)	1,681	4,425
All Other	1,020	2,061	949

Segment income before taxes	263,629	170,326	100,442
Unallocated amounts and reconciling items:
Insurance recovery (see Note C)	20,000	—	—
Gain on sale of land and buildings (see Note G)	4,752	—	—
Credit facility termination costs (see Note J)	—	—	(3,069)
Antitrust related (expenses) recoveries, net (see Note R)	(101)	806	(1,127)
Amortization of interest related to Antitrust matters (see Note R)	(941)	(2,679)	(3,988)
Equity in earnings of investees*	(4,320)	(2,670)	(1,276)

Income from continuing operations before taxes	$283,019	$165,783	$90,982

*

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included above in income before taxes for the Dealer segment, but are presented net of taxes in the Consolidated Income Statements within Income from Continuing Operations.

The table below presents the reconciling items related to the Company’s segment information for interest income and interest expense for the years ended December 31, 2007, 2006 and 2005:

Year ended December 31, 2007	Segment Totals	Reconciling Items		Consolidated Total
	(Thousands of dollars)
Interest income	$24,067	$(9,611	)*	$14,456
Interest expense	$27,681	$941	**	$28,622
Year ended December 31, 2006

Interest income	$16,334	$(10,443	)*	$5,891
Interest expense	$30,360	$2,679	**	$33,039
Year ended December 31, 2005

Interest income	$9,797	$(4,114	)*	$5,683
Interest expense	$29,433	$3,988	**	$33,421

*	Represents the elimination of interest charged by Auction to Finance for funding Finance’s loan portfolio.

**	Represents the amortization of interest charges related to the DOJ antitrust fine and certain related civil litigation (see Note R).

The table below presents information concerning revenues from continuing operations for geographical areas for the years ended December 31, 2007, 2006 and 2005:

Year Ended December 31	2007	2006	2005
	(Thousands of dollars)
United States	$371,514	$312,495	$213,351
United Kingdom	352,458	231,462	194,260
China	59,550	40,498	32,891
Other Countries*	136,304	81,464	73,998
Reconciling item:
Intercompany revenue earned by Finance from Auction	(2,104)	(1,110)	(647)

Total	$917,722	$664,809	$513,853

*	No other individual country exceeds 5% of total revenues for any of the periods presented.

The table below presents assets for the Company’s segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2007 and 2006:

December 31	2007	2006
	(Thousands of dollars)
Auction	$1,630,756	$1,066,089
Finance	160,564	178,548
Dealer	145,121	156,710
All Other	1,165	1,050

Total segment assets	1,937,606	1,402,397
Unallocated amounts:
Deferred tax assets and income tax receivable	82,498	74,768

Consolidated assets	$2,020,104	$1,477,165

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

In certain situations, under negotiated arrangements or when the buyer takes possession of the property before payment is made, the Company is liable to the consignor for the net sale proceeds whether or not the buyer makes payment. As of December 31, 2007 and 2006, Accounts Receivable included approximately $160.6 million and $103.1 million, respectively, of such amounts due from buyers. As of December 31, 2007, approximately $100.8 million of the amount outstanding at December 31, 2006 had been collected. As of February 15, 2008, approximately $98.3 million of the amount outstanding at December 31, 2007 had been collected. Management believes that adequate allowances have been established to provide for potential losses on any uncollected amounts.

Notes Receivable and Consignor Advances—The Company provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The majority of the Company’s secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of December 31, 2007, such loans totaled $65.5 million and represented 37% of net Notes Receivable and Consignor Advances. The property related to such loans had a low auction estimate of approximately $112.7 million. The Company’s loans are predominantly variable interest rate loans.

The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in net Notes Receivable and Consignor Advances are unsecured loans totaling $2.2 million and $2.1 million at December 31, 2007 and 2006, respectively.

In certain of these situations, the Company also finances the purchase of works of art by art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. The total of all such unsecured loans was $2.1 million and $1.9 million at December 31, 2007 and 2006, respectively. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

At December 31, 2007, two term loans totaling $25.7 million issued to the same borrower comprised approximately 15% of the net Notes Receivable and Consignor Advances balance.

As of December 31, 2007 and 2006, Notes Receivable and Consignor Advances consisted of the following:

	2007	2006
	(Thousands of dollars)
Current:
Consignor advances	$47,406	$47,974
Term loans	71,264	105,250
Allowance for credit losses	(1,028)	(1,154)

Sub-total	117,642	152,070

Non-current:
Consignor advances	2,200	5,400
Term loans	56,538	51,074

Sub-total	58,738	56,474

Notes receivable and consignor advances (net)	$176,380	$208,544

The weighted average interest rates charged on Notes Receivable and Consignor Advances were 8%, 8.2% and 6.8% for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, 2006 and 2005, Notes Receivable and Consignor Advances included $21.6 million, $36 million and $2.5 million, respectively, of Auction segment short-term consignor advances related to auction guarantees, which are charged below market interest rates. Excluding the impact of Auction segment advances outstanding in each period, substantially all of the Company’s remaining Notes Receivable and Consignor Advances relate to the Finance segment’s loan portfolio and earned weighted average interest rates of 10.6%, 10.1% and 8.3% for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, Notes Receivable and Consignor Advances include employee loans of $0.2 million and $0.6 million, respectively. For the years ended December 31, 2007 and 2006, the weighted average interest rates charged on these loans were 11.5% and 9.7%, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
	(Thousands of dollars)
Allowance for credit losses at January 1	$1,154	$792
Additions to loan loss provision	73	502
Reversals of loan loss provision	(211)	(79)
Write-offs	—	(99)
Foreign currency exchange rate changes	12	38

Allowance for credit losses at December 31	$1,028	$1,154

Note F—Equity Method Investments

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

The Company does not control AMA and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment in AMA and records its share of AMA’s earnings or losses, net of taxes, within Equity in Earnings of Investees in the Consolidated Income Statements. The Company’s 50% interest in the net assets of AMA is included in Investments in the Consolidated Balance Sheets. The carrying value of the Company’s investment in AMA totaled $16.2 million and $20.3 million as of December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company’s share of AMA’s earnings, net of taxes, was $2.1 million, $1.4 million and $0.5 million, respectively.

Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist almost entirely of the Matisse Inventory. At December 31, 2007, the carrying value of this inventory was $57.3 million.

To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. For the years ended December 31, 2007 and 2006, the Company did not loan any such amounts to AMA. Additionally, from time-to-time, the Company transacts with the principal shareholder of ACA in the normal course of its business.

As of December 31, 2007 and 2006, the carrying value of the Company’s investment in another affiliate was $3.6 million and $2.8 million, respectively. The Company does not control this affiliate and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment. For the years ended December 31, 2007, 2006 and 2005, the Company’s share of this affiliate’s earnings, net of taxes, was $0.5 million, $0.2 million and $0.3 million, respectively.

Note G—Fixed Assets

As of December 31, 2007 and 2006, Fixed Assets consisted of the following:

December 31	2007	2006
	(Thousands of dollars)
Land	$7,976	$7,776
York Property capital lease	173,866	173,866
Buildings and building improvements	9,789	8,040
Leasehold improvements	71,877	72,352
Computer hardware and software	63,538	60,612
Furniture, fixtures and equipment	59,292	54,679
Construction in progress	13,333	6,157
Other	1,544	1,758

	401,215	385,240
Less: accumulated depreciation and amortization	(178,905)	(158,718)

Total	$222,310	$226,522

For the years ended December 31, 2007, 2006 and 2005, Depreciation and Amortization Expense related to the Fixed Assets above was $20.6 million, $21.1 million and $22.1 million, respectively.

On February 7, 2003, the Company sold the land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) to an affiliate of RFR Holding Corp. (“RFR”). The York Property is home to the Company’s North American Auction, Dealer and Finance operations, as well as its corporate offices. In conjunction with this sale, the Company leased the York Property back from RFR for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

The sale of the York Property resulted in a deferred gain of $22.7 million, which is being amortized on a straight-line basis against Depreciation and Amortization Expense over the initial 20- year lease term (see Note M). As of December 31, 2007 and 2006, Accumulated Depreciation and Amortization related to the York Property capital lease was $42.6 million and $33.9 million, respectively.

On January 11, 2008, the Company entered into a contract to reacquire the York Property from an affiliate of RFR for an aggregate purchase price of $370 million. The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property, which is subject to the lenders consent, and a combination of available cash resources and possible future borrowings. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. Due to the scheduled increase in the annual interest rate and some other terms of the agreement subsequent to July 1, 2015, it would be the Company’s intention to pre-pay the mortgage on or about July 1, 2015. The Company has made an upfront payment to the seller of $50 million, which is refundable under certain conditions. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place not later than July 1, 2009, nor earlier than April 1, 2008.

When the transaction is closed, the existing York Property capital lease obligation of $169 million and the related $131 million net capital lease asset, as well as the $17 million deferred gain will be derecognized in the Company’s Consolidated Balance Sheet and the net effect will be deducted from the purchase price. As a result, the land and building acquired will be recorded on the Company’s Consolidated Balance Sheet at an amount in the range of approximately of $320 million.

In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex in the U.K., which previously housed an auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007.

Note H—Goodwill

The Company has Goodwill related to its Auction and Dealer segments. The Goodwill in the Dealer segment is solely attributable to NMP, which was acquired on June 7, 2006 (see Note C). Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman.

As a result of Mr. Noortman’s death, the Company recorded an impairment loss of $7.3 million related to NMP’s Goodwill in the first quarter of 2007. The fair value of NMP utilized in determining the amount of the impairment loss was estimated using a discounted cash flow methodology.

In March 2007, the Company acquired an auctioneer in Europe, resulting in $1.8 million of Auction segment Goodwill based on the Company’s preliminary purchase price allocation. As of March 31, 2007, the preliminary purchase allocation resulted in Goodwill of $1.3 million. Subsequent to that date, the Company made an additional purchase price payment of $0.2 million and incurred direct transaction costs of $0.3 million, which increased Goodwill by $0.5 million. The Company will complete the allocation of the purchase price before the end of March 2008. This acquisition is not material to the Company.

For the years ended December 31, 2007 and 2006, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	2007			2006
	Auction	Dealer	Total	Auction	Dealer	Total
Balance as of January 1	$13,660	$21,049	$34,709	$13,447	$—	$13,447
Goodwill acquired	1,845	—	1,845	—	20,583	20,583
Allocation of purchase price (see Note C)	—	(2,844)	(2,844)	—	—	—
Impairment loss	—	(7,300)	(7,300)	—	—	—
Foreign currency exchange rate changes	415	1,255	1,670	213	466	679

Balance as of December 31	$15,920	$12,160	$28,080	$13,660	$21,049	$34,709

The December 31, 2006 Goodwill balance related to the Dealer segment was based on the preliminary purchase price allocation performed for NMP. This purchase price allocation was completed in the first quarter of 2007. As a result, subsequent to December 31, 2006, amounts initially classified as Goodwill were allocated among Inventory ($2.4 million) and Intangible Assets ($1.5 million). Additionally, Deferred Tax Liabilities of $1 million were recorded to reflect the impact of taxable temporary differences between the book and tax bases of certain acquired assets and liabilities and the Company paid $0.1 million in direct acquisition costs, resulting in a corresponding increase to Goodwill of $1.1 million.

Note I—Intangible Assets

As discussed in Note C, on June 7, 2006, the Company acquired Noortman Master Paintings B.V. In conjunction with the purchase price allocation, the Company assigned approximately $15.7 million to acquired intangible assets.

Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. As a result of Mr. Noortman’s death, the Company recorded an impairment loss in the first quarter of 2007 of $7.7 million in the Dealer segment related to NMP’s customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). The impairment of Mr. Noortman’s non-compete agreement resulted in the write-off of its entire remaining carrying value. The fair values of NMP’s Intangible Assets utilized in determining the amount of these impairment losses were based on appraisals.

As of December 31, 2007, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name	$2,281

Amortizable intangible assets:
Customer Relationships	$5,004	($1,465)	$3,539

As of December 31, 2006, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name	$2,502

Amortizable intangible assets:
Customer Relationships	$11,376	(1,658)	$9,718
Non-compete agreement	605	(45)	560

Total	$11,981	($1,703)	$10,278

For the years ended December 31, 2007 and 2006, amortization expense related to Intangible Assets was approximately $1.5 million and $1.7 million, respectively. Estimated amortization expense for the remaining useful life of NMP’s customer relationships will be $1.5 million in each of 2008 and 2009, and $0.6 million in 2010.

Note J—Credit Arrangements

Bank Credit Facility—On September 7, 2005, in connection with the Transaction discussed in Note V, the Company terminated its previous senior secured credit agreement and entered into a new senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. The amendment also permits the amount of available borrowings to be increased by an additional $50 million to $350 million. As discussed in more detail below, in July 2007, the Company amended the BofA Credit Agreement to enhance the flexibility related to its limitations regarding capital expenditures and dividend payments. In December 2007, the Company further amended the BofA Credit Agreement to permit the consummation of the purchase of the York Property from an affiliate of RFR for $370 million (see Note G), including the assumption of the existing $235 million mortgage on the York Property. In January 2008, the BofA Credit Agreement was again amended to provide the Company with additional flexibility with respect to future long-term financing arrangements.

The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by the Company in the U.S. and the United Kingdom (the “U.K.”) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of December 31, 2007, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $286 million, as calculated in accordance with the borrowing base.

The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in long-term debt securities (the “Notes”) issued by the Company in February 1999 are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise, the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008. The Company expects to be able to demonstrate its ability to redeem and repay the Notes in full as required.

The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures (as defined in the BofA Credit Agreement) and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio (as defined in the BofA Credit Agreement) of not less than 2.0 and a quarterly leverage ratio of not more than 3.5 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in the July 2007 and December 2007 amendments to the BofA Credit Agreement, is $15 million through 2007 and $20 million thereafter with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. On July 25, 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Additionally, the amount available for distribution as dividend payments was increased at that time. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the years ended December 31, 2006 and 2005, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 7% and 6.3%, respectively. For the year ended December 31, 2007, the Company had no borrowings under the BofA Credit Agreement.

Through December 31, 2007, the Company has paid underwriting, structuring and amendment fees of $3 million related to the BofA Credit Agreement, which are being amortized on a straight- line basis to interest expense over the term of the facility.

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

December 31, 2007, aggregate future principal and interest payments due under the Notes are as follows (in thousands):

2008	$6,875
2009	102,865

Total future principal and interest payments	$109,740

Interest Expense—For the years ended December 31, 2007, 2006 and 2005, interest expense consists of the following:

Year ended December 31	2007	2006	2005
	(Thousands of dollars)
Senior secured credit facility:
Interest expense on outstanding borrowings	$—	$1,787	$1,513
Amortization of amendment and arrangement fees	582	568	844
Commitment fees	765	707	851

Sub-total	1,347	3,062	3,208

Interest expense on York Property capital lease obligation (see Note M)	17,666	17,826	17,899
Interest expense on long-term debt	6,971	6,965	6,959
Amortization of discount related to antitrust matters (see Note Q)	941	2,679	3,988
Other interest expense	1,697	2,507	1,367

Total	$28,622	$33,039	$33,421

For the year ended December 31, 2007, other interest expense principally relates to the amortization of interest of the discount on the note payable to Arcimboldo (see Note C) and other miscellaneous interest expense. For the years ended December 31, 2006 and 2005, other interest expense principally relates to interest accrued on the obligations under the Sotheby’s, Inc. 2005 Benefit Equalization Plan and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan (together, the “BEP”), which was an unfunded deferred compensation plan available to certain U.S. officers of the Company whose contributions to the Sotheby’s, Inc. Retirement Savings Plan were limited by Internal Revenue Service regulations. On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “DCP”) effective January 1, 2007. The DCP replaced the BEP. See Note O for further information on the BEP and the DCP.

Note K—Income Taxes

For the years ended December 31, 2007, 2006 and 2005, the significant components of income tax expense (benefit) from continuing operations consist of the following:

Year Ended December 31	2007	2006	2005
	(Thousands of dollars)
Income (Loss) from continuing operations before taxes:
Domestic	$66,923	$32,456	$(13,217)
Foreign	216,096	133,327	104,199

Total	$283,019	$165,783	$90,982

Income tax expense—current:
Federal	$43,453	$3,928	$3,706
State and local	723	115	799
Foreign	53,944	32,660	15,332

Sub-total	$98,120	$36,703	$19,837

Income tax expense (benefit)—deferred:
Federal	(2,315)	22,341	(2,375)
State and local	(23,624)	—	—
Foreign	331	1,006	11,132

Sub-total	(25,608)	23,347	8,757

Total	$72,512	$60,050	$28,594

For the years ended December 31, 2007, 2006 and 2005, income tax expense related to the Company’s equity earnings of investees was approximately $1.7 million, $1 million and $0.4 million, respectively.

The components of deferred income tax assets and liabilities are disclosed below:

December 31	2007	2006
	(Thousands of dollars)
Deferred Tax Assets:
Asset provisions and accrued liabilities	$58,519	$41,285
Pension obligations	—	18,249
Capital lease obligation	75,962	73,079
Tax loss and credit carryforwards	7,013	30,347
Difference between book and tax basis of depreciable and amortizable assets	5,120	1,683

Sub-total	146,614	164,643
Valuation allowance	(439)	(29,147)

Total deferred tax assets	146,175	135,496

Deferred Tax Liabilities:
Difference between book and tax basis of depreciable and amortizable assets	54,861	56,382
Step up of acquired assets	5,156	2,586
Pension obligations	2,648	—
Basis difference in equity method investments	7,256	8,391

Total deferred tax liabilities	69,921	67,359

Total	$76,254	$68,137

The Company has deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $7 million that begin to expire in 2009.

The Company has provided valuation allowances for certain deferred tax assets related to state and foreign losses of $0.4 million and $29.1 million at December 31, 2007 and 2006, respectively. During 2007, the valuation allowance decreased by $28.7 million, primarily due to an assessment of the Company’s ability to utilize deferred tax assets and net operating losses against current and projected income and reduced net operating losses due to the application of FIN No. 48 and technical New York net operating loss use limitations. In 2006, the valuation allowance increased from 2005 by $4.2 million, primarily due to changes in the Company’s state deferred tax assets. The changes in the valuation allowance in 2006 resulted from management’s evaluation of the utilization of state and foreign operating losses. In assessing the need for the valuation allowance, management considers, among other things, its projection of future taxable income and ongoing prudent and feasible tax planning strategies.

During 2007 and 2006, the Company recorded excess tax benefits associated with the exercise of stock options and the vesting of restricted stock of $15.7 million and $14.9 million, respectively, to Additional Paid-in Capital.

The effective tax rate related to continuing operations varied from the statutory rate as follows:

Year Ended December 31	2007	2006	2005
Statutory federal income tax rate	35.00%	35.00%	35.00%
State and local taxes, net of federal tax benefit and valuation allowance release	(5.27%)	0.03%	0.57%
Foreign taxes at rates different from U.S. rates	(8.45%)	(8.85%)	(8.48%)
Deemed income from foreign subsidiaries	4.82%	8.08%	5.42%
Valuation allowance (federal)	—	—	(7.88%)
Foreign earnings repatriation	—	—	4.35%
Life insurance proceeds	(2.49%)	—	—
Other	2.01%	1.96%	2.45%

Effective income tax rate	25.62%	36.22%	31.43%

The Company’s consolidated financial statements do not provide U.S. taxes on undistributed earnings of certain foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. Income taxes have not been provided on a cumulative total of $280.3 million and $119.9 million of such earnings at December 31, 2007 and 2006, respectively. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

On November 7, 2005, after approval by the Company’s Chief Executive Officer, the Board of Directors approved a plan to repatriate foreign earnings in accordance with the temporary repatriation incentive under the American Jobs Creation Act of 2004 (the “AJCA”). The amount repatriated was $72.4 million. The Company recorded a tax charge and related tax liability of $3.8 million in 2005. As of December 31, 2007, all of the repatriated funds have been used, primarily for capital asset costs and leased investments.

Total net income tax payments related to the Company’s continuing operations during 2007, 2006 and 2005 were $38.5 million, $24.3 million and $20.4 million, respectively.

Note L—Uncertain Tax Positions

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if there is less than a 50% likelihood of its being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $16.8 million. Included in this balance are

$12.5 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in this balance are $1.5 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

As a result of the adoption of FIN No. 48, as of January 1, 2007, the Company recognized a $1.5 million increase in the liability for unrecognized tax benefits, which was accounted for as follows (in thousands of dollars):

Reduction in Retained Earnings (cumulative effect)	$1,459
Increase in Deferred Tax Assets	$18
Increase in liability for unrecognized tax benefits	$1,477

The total amount of unrecognized tax benefits as of December 31, 2007 was $32.6 million, of which $13.3 million is recorded within Current Liabilities in Accrued Income Taxes and $19.3 million is recorded as Non-Current in Deferred Income Taxes (assets of $12.9 million) and Accrued Income Taxes (liabilities of $6.4 million). Included in the total balance are $19.4 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in this balance are $10.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The table below presents a reconciliation of the beginning and ending amount of the Company’s liability for unrecognized tax benefits, exclusive of interest and penalties, for the year ended December 31, 2007 (in thousands of dollars):

Balance at January 1, 2007	$16,837
Increases in unrecognized tax benefits related to the current year	6,427
Increases in unrecognized tax benefits related to prior years	11,440
Decreases in unrecognized tax benefits related to prior years	(2,089)
Decreases in unrecognized tax benefits related to settlements	—
Decreases in unrecognized tax benefits due to a lapse of the applicable statute of limitations	—

Balance at December 31, 2007	$32,615

The Company recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the adjustment above, upon the adoption of FIN No. 48 in the first quarter of 2007, the Company increased its accrual for such interest to $1.2 million, an increase of $0.5 million from December 31, 2006. For the year ended December 31, 2007, the Company recognized an additional $1.5 million of interest and penalties in its Consolidated Income Statement. As of December 31, 2007, the Company has recorded approximately $2.7 million in liabilities for tax related interest and penalties on its Consolidated Balance Sheet.

The Company’s policy is to record interest expense related to sales, value added and other taxes as Interest Expense in the Company’s Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in the Company’s Consolidated Income Statements. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense (Benefit) in the Company’s Consolidated Income Statements.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years that are open for audit for federal purposes and for major state, local and foreign jurisdictions are as follows:

Federal:

•	1998 to 2007

Major state and local jurisdictions:

•	New York State: 2004 to 2007

•	New York City: 1997 to 2007

•	California: 2002 to 2007

Major foreign jurisdictions:

•	Hong Kong: 1998 to 2007

•	U.K.: 2003 to 2007

The Company believes it is reasonably possible that a decrease of $15.2 million in its unrecognized tax benefit can occur within 12 months of the December 31, 2007 balance sheet date as a result of uncertainties regarding inventory valuation for tax purposes and expected settlements with the taxing authorities, primarily in respect of currently ongoing tax audits for U.S. federal and New York City jurisdictions. In the fourth quarter of 2007, the Company favorably settled its audit in France which was primarily focused on the Company’s transfer pricing policies. All unrecorded tax benefits associated with this audit have been reversed. The Company anticipates that the U.S. federal and New York City audits may be completed within the next 12 months.

Note M—Lease Commitments

Capital Lease—On February 7, 2003, the Company sold the York Property (see Note G) and leased it back from the buyer, RFR, for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease. Under the lease agreement, rental payments escalate 7% every three years during the initial term.

The following is a schedule, by year, of the future minimum lease payments due under the York Property capital lease, together with the present value of the future minimum lease payments as of December 31, 2007 (in thousands of dollars):

2008	$19,287
2009	20,613
2010	20,637
2011	20,637
2012	22,055
Thereafter	247,154

Total future minimum lease payments	350,383
Less: amount representing interest	181,397

Present value of future minimum lease payments	$168,986

In addition to the lease payments above, under the terms of the York Property capital lease, the Company is required to pay real estate taxes and operating costs related to the premises.

On January 11, 2008, the Company entered into a contract to reacquire the York Property from an affiliate of RFR for an aggregate purchase price of $370 million. The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property, which is subject to the lenders consent, and a combination of available cash resources and possible future borrowings. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. Due to the scheduled increase in the annual interest rate and some other terms of the agreement subsequent to July 1, 2015, it would be the Company’s intention to pre-pay the mortgage on or about July 1, 2015. The Company has made an upfront payment to the seller of $50 million, which is refundable under certain conditions. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place not later than July 1, 2009, nor earlier than April 1, 2008.

When the transaction is closed, the existing York Property capital lease obligation of $169 million and the related $131 million net capital lease asset, as well as the $17 million deferred gain will be derecognized in the Company’s Consolidated Balance Sheet and the net effect will be deducted from the purchase price. As a result, the land and building acquired will be recorded on the Company’s Consolidated Balance Sheet at an amount in the range of approximately of $320 million.

Operating Leases—The Company also conducts business on premises leased in various locations under long-term operating leases expiring through 2060. For the years ended December 31, 2007,

2006 and 2005, net rental expense under the Company’s operating leases was $14.7 million, $13.7 million and $13.6 million, respectively.

Future minimum lease payments under noncancelable operating leases in effect at December 31, 2007 are as follows (in thousands of dollars):

2008	$17,133
2009	14,227
2010	8,885
2011	7,113
2012	5,639
Thereafter	38,691

Total future minimum lease payments	$91,688

Future minimum lease payments exclude minimum sublease rental receipts of $2.4 million owed to the Company in the future under non-cancelable subleases.

In addition to the lease payments above, under the terms of certain leases, the Company is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

Note N—Shareholders’ Equity and Share-Based Payments

Common Stock—The principal U.S. market for the Company’s common stock is the New York Stock Exchange (the “NYSE”) (Symbol: BID). Each share of common stock is entitled to one vote. (See Note V for information related to a recapitalization transaction consummated by the Company in September 2005. See Note W for information related to the Company’s June 2006 reincorporation in the State of Delaware.)

Preferred Stock—In addition to the common stock outstanding, the Company has the authority to issue 50 million shares of no par value Preferred Stock. No such shares were issued and outstanding as of December 31, 2007, 2006 and 2005.

Dividends—Beginning in the third quarter of 2006, the Company paid dividends on its common stock on a quarterly basis. Dividends of $0.50 per share, totaling $33.3 million, and dividends of $0.20 per share, totaling $12.9 million were declared and paid during the years ended December 31, 2007 and 2006, respectively.

On February 26, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10 million), to be paid on March 15, 2008 to shareholders of record as of March 7, 2008.

The Company’s senior secured credit agreement contains a financial covenant requiring the Company not to exceed a maximum level of dividend payments. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. On July 25, 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. (See Note J for information on financial covenants contained in the BofA Credit Agreement related to dividend payments.)

Share-Based Payments—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminated the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which resulted in no compensation expense recorded in the financial statements related to the issuance of stock option awards to employees with an exercise price equal to the stock’s fair value on the date of grant. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior-period amounts have not been restated. Under this method, the Company has applied SFAS No. 123R to account for compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R and for years prior to 2006, the Company applied APB No. 25 to account for its stock-based awards. The Company had historically treated its stock options as having been granted at the stock’s fair market value on the date of grant. Consequently, under the provisions of APB No. 25, the Company did not recognize compensation expense for the cost of stock options issued to employees under its stock option plans. However, see “Review of Stock Option Granting Practices” below for a discussion of a review conducted by outside legal counsel which resulted in, among other things, the use of new measurement dates for certain stock option grants.

The Company elected to adopt the alternative transition method provided in SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

For the years ended December 31, 2007 and 2006, the Company recorded stock compensation expense for the cost of stock options and restricted stock of $28.2 million ($19.6 million after tax, or $0.30 per diluted share) and $15.8 million ($10.7 million after tax, or $0.17 per diluted share), respectively. Prior to adoption of SFAS No. 123R, for the year ended December 31, 2005, the Company recorded stock-based compensation expense of $8.3 million ($5.7 million, after tax, or $0.09 per diluted share) for restricted stock. In recent years, the Company’s equity compensation strategy has evolved towards a preference for restricted stock as opposed to stock options.

The following table details the effect on net income had compensation expense for all employee share-based awards been recorded for the year ended December 31, 2005 based on the fair value method under SFAS No. 123. The reported and pro forma net income and earnings per share for the years ended December 31, 2007 and 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R in both these years. The amounts for the years ended December 31, 2007 and 2006 are included in the table below only to provide the detail for a comparative presentation to the comparable period in 2005.

Year ended December 31	2007	2006	2005
	(Thousands of dollars, except per share data)
Net income, as reported	$213,139	$107,049	$61,602
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	19,600	10,652	5,701
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,600)	(10,652)	(7,288	)*

Net income including the effects of stock-based employee compensation expense	$213,139	$107,049	$60,015	*

*	Represents amounts as if SFAS No. 123R were effective for the year ended December 31, 2005.

For the years ended December 31, 2007 and 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0.3 million ($0.2 million after tax, or less than $0.01 per diluted share) and $1.4 million ($0.9 million after tax, or $0.01 per diluted share), respectively, for the cost of stock options related to the Sotheby’s 1997 Stock Option Plan (the

“1997 Stock Option Plan”) that otherwise would not have been recognized. For the years ended December 31, 2007 and 2006, stock-based compensation expense for restricted stock of $27.9 million ($19.5 million after tax, or $0.30 per diluted share) and $14.4 million ($9.7 million after tax, or $0.16 per diluted share), respectively, would have been recognized regardless of the adoption of SFAS No. 123R. In addition, in connection with the adoption of SFAS No. 123R, for the years ended December 31, 2007 and 2006, net cash provided by operating activities decreased and net cash provided by financing activities increased by approximately $15.7 million and $14.9 million, respectively, related to the classification of excess tax benefits from stock-based payment arrangements.

Stock Options—Stock options issued pursuant to the 1997 Stock Option Plan are exercisable into authorized but unissued shares of the Company’s common stock. Stock options generally expire ten years after the date of grant and generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). In March 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an amendment to the 1997 Stock Option Plan whereby the maximum number of shares reserved for issuance under this plan was reduced by approximately 7 million shares (from 14.9 million shares) to 7.9 million shares. This amendment is consistent with the evolution of the Company’s equity compensation strategy towards a preference for restricted stock as opposed to stock options and was made in conjunction with shareholder approval of a 4.5 million increase in the number of shares of common stock authorized for issuance under the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”), which was approved on May 8, 2006. (See “Restricted Stock” below for a more detailed discussion of the Restricted Stock Plan.) As of December 31, 2007, 0.5 million shares of common stock were available for issuance under the 1997 Stock Option Plan for new stock option grants.

No stock options were granted in 2007 and 2006. In 2005, the Company granted 136,500 stock options pursuant to the 1997 Stock Option Plan. These stock options, which were granted at an exercise price equal to the fair market value of the common stock at the date of grant, vested on June 30, 2006 pursuant to the terms of an employment agreement and expire ten years after the date of grant.

Changes in the number of stock options outstanding during the year ended December 31, 2007 were as follows (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,219	$15.65
Exercised	(1,236)	$14.92
Expired	(11)	$14.62
Canceled	(10)	$19.40

Outstanding at December 31, 2007	962	$16.64	4.1 years	$22,244

Exercisable at December 31, 2007	937	$16.67	4 years	$21,637

The weighted-average grant date fair value for the stock options granted in 2005 was $6.03. The total intrinsic value for stock options exercised during 2007, 2006 and 2005 was $33.8 million, $38.4 million and $4.2 million, respectively.

Cash received from the exercise of stock options for 2007, 2006 and 2005 was $18.6 million, $67 million, and $9.3 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $11 million and $12 million for 2007 and 2006, respectively.

The Company expects its remaining unvested stock options to vest.

The fair value of stock options granted in 2005 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk- free rate is based on the comparable U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the 2005 grants was estimated using historical exercise behavior taking into consideration the shorter-than-normal vesting period. Expected volatility was based on historical volatility for a period approximately equal to the stock option’s expected life. No dividend yield was factored into the Black-Scholes valuation for the stock options granted in 2005 as the Company had not declared a dividend during the period beginning in 2000 through August 1, 2006.

2005
Dividend yield	—
Expected volatility	44.0%
Risk-free rate of return	3.9%
Expected life	4.5 years

Review of Stock Option Granting Practices—In June through November 2006, at the request of the Company’s Chief Executive Officer, outside legal counsel conducted a review of the Company’s stock option granting practices from 1995 through 2006 to determine whether any backdating of stock options had occurred. This request was not made because of any knowledge or belief that there were any improprieties in the Company’s stock option granting practices, but because of the publicity that had been given to this subject in relation to other companies. Counsel concluded and management concurred that there was no evidence of intentional wrongdoing by any of the Company’s Named Executive Officers (as defined by the SEC) or by any other director or employee of the Company. However, it was concluded that, in a number of instances prior to 2003, the Company had used an incorrect measurement date under Accounting Principles Board Opinion No. 25, “Accounting for Stock Options” (“Opinion 25”), in accounting for certain of its stock option grants because on the date of such grants, the number of shares that particular individuals were entitled to receive was not finalized or the number of options allocated to certain recipients was changed after the award approval date. Based on the results of counsel’s review, management concluded that the measurement dates for these awards should be revised.

The Company determined that from the first quarter of 1996 through 2004, it had certain unrecorded non-cash stock compensation charges associated with its stock option plans. The amount of aggregate unrecorded non-cash stock compensation expense, which the Company should have recorded in prior periods as a component of Salaries and Related Costs, was approximately $6 million pre-tax and approximately $4 million after-tax. The Company determined, however, that the charges from 1996 through 2004 were not material to its consolidated financial statements in any of the periods to which such charges related.

Management, however, concluded that the aggregate amount of unrecorded stock compensation expense related to these stock options would have been material, if recorded, to the fourth quarter of 2006. As a result, the Company restated its financial statements in its 2006 Form 10-K filing for prior periods and recorded an adjustment of approximately $3.8 million to Retained Earnings and Additional Paid-in Capital as of January 1, 2004. This adjustment represented the cumulative effect on an after tax basis of the adjustment relating to the non-cash stock compensation charges discussed above related to years 1999 to 2003.

Restricted Stock—In February 2003, the Compensation Committee approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company’s capital structure following completion of the recapitalization transaction described in Note V. The purpose of the Restricted Stock Plan is to enable the Company to retain valued employees and to continue to attract the finest executives.

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

Restricted stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) vest ratably over a three-year period and restricted shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the satisfaction of certain performance or market-based criteria (as discussed in more detail below), as well as continued employment during the vesting periods. Prior to vesting, participants have voting rights and receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. On May 8, 2006, the Company’s shareholders approved an amendment and restatement of the Restricted Stock Plan whereby the maximum amount of restricted stock that may be issued under the Restricted Stock Plan was increased by 4.5 million shares to 6.5 million shares. As of December 31, 2007, 3.3 million shares remained available for future grants.

In February 2003, the Compensation Committee approved an exchange offer of cash or restricted stock for certain stock options held by eligible employees under the 1997 Stock Option Plan (the “Exchange Offer”). The Exchange Offer was tendered during the first half of 2004. As a result of the Exchange Offer, approximately 5.6 million stock options were cancelled and 1.1 million shares of restricted stock were issued. The restricted shares were issued upon acceptance of the Exchange Offer at the closing market price of the Company’s common stock on the dates of grant. For the years ended December 31, 2007, 2006 and 2005, the Company recognized stock compensation expense of $1.2 million, $2.5 million and $4.6 million related to the Exchange Offer, respectively.

The Company issued 375,697 shares of restricted stock with a fair value of $6.2 million during 2005. A small portion of these restricted shares were granted pursuant to a three-year employment agreement and vested on June 30, 2006.

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

In February 2007 and February 2006, the Compensation Committee approved the issuance of 151,978 and 201,621 shares of restricted stock with fair values of $5.8 million and $4.1 million, respectively, pursuant to the EBP.

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

In May 2007, the Compensation Committee approved the issuance of a restricted stock grant of 10,000 shares with a fair value of $0.5 million to a newly hired executive.

In September 2007, the Compensation Committee approved the issuance of restricted stock grants of 44,963 shares with a fair value of $1.8 million to certain executive level employees.

On February 10, 2008, the Compensation Committee approved the issuance of the following restricted stock grants:

•

607,450 shares with a fair value of $18.8 million related to the initiation of the Company’s new incentive compensation program. Such shares will vest ratably after each of the first, second, third and fourth years of service following the date of grant.

•	307,059 shares with a fair value of $9.5 million pursuant to the EBP. Such shares will vest ratably after each of the first, second and third years following the date of grant.

•

92,220 shares with a fair value of $2.8 million related to executive employment arrangements, including 71,267 shares with a fair value of $2.2 million issued to Mr. Ruprecht. Such shares will vest ratably after each of the first, second, third and fourth years of service following the date of grant.

Changes in the number of outstanding restricted stock shares during the year ended December 31, 2007 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	2,081	$22.08
Granted	753	$39.18
Vested	(538)	$16.33
Canceled	(10)	$25.11

Outstanding at December 31, 2007	2,286	$29.05

The total fair value of restricted stock shares that vested during 2007, 2006 and 2005 was $23.4 million, $14.3 million and $5.6 million, respectively, based on the closing stock price on the dates the shares vested.

The Company expects its remaining unvested shares of restricted stock to vest.

As of December 31, 2007, unrecognized compensation cost related to the unvested portion of the Company’s stock-based compensation was $31.3 million and is expected to be recognized as compensation expense over a weighted-average period of approximately 2.6 years. The Company does not capitalize any compensation cost related to share-based compensation awards to employees.

Note O—Pension Arrangements

Retirement Savings Plan—The Company has a defined contribution plan for U.S. employees who have completed three consecutive months of employment (the “Retirement Savings Plan”). Participants may elect to contribute between 2% and 20% of their eligible compensation, up to the maximum amount allowable under Internal Revenue Service (“IRS”) regulations, on a pre-tax basis. Employee savings are matched by a Company contribution of up to an additional 6% of each participant’s eligible compensation. Additionally, the Company contributes a discretionary amount annually to the Retirement Savings Plan, which varies as a percentage of each participant’s eligible compensation depending on the Company’s profitability and subject to the maximum amount allowable under IRS regulations. For the years ended December 31, 2007, 2006 and 2005, the Company’s discretionary contribution to the Retirement Savings Plan was 4%, 4% and 3% of each participant’s eligible compensation, respectively.

Effective January 1, 2006, newly hired employees who have completed three consecutive months of employment are automatically enrolled in the Retirement Savings Plan at an amount equal to 3% of eligible compensation. An employee who is automatically enrolled is permitted to op-out of automatic enrollment or to change the level of employee contributions according to the provisions described above.

For the years ended December 31, 2007, 2006 and 2005, pension expense recorded within Salaries and Related Costs for the Retirement Savings Plan, net of forfeitures, was $5.5 million, $4.6 million and $3.5 million, respectively.

Deferred Compensation Plan—Through December 31, 2006, the Company had an unfunded deferred compensation plan, the Sotheby’s, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”), which was available to certain officers of the Company for whom contributions to the Retirement Savings Plan were limited by IRS regulations. Such officers could enter into agreements pursuant to which their salaries would be reduced and the Company would maintain accounts on their behalf in the amount of the difference between the deferral election made in the participant’s salary reduction agreement and the aggregate amount of contributions actually made by the participant under the Retirement Savings Plan. Employees could elect to defer up to 12% of their eligible compensation and employee deferrals were matched by a Company contribution of up to 6% of the participant’s eligible compensation. Additionally, there was a discretionary annual Company contribution for those participants for whom discretionary contributions to the Retirement Savings Plan were limited by IRS regulations. Contributions to the 2005 BEP earned interest at a rate equal to 3.3% above the 10-year U.S. Treasury Bond rate. For the years ended December 31, 2006 and 2005, pension expense recorded within Salaries and Related Costs related to the 2005 BEP was $1.4 million and $1.1 million, respectively.

On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “DCP”), effective January 1, 2007. The DCP replaced the 2005 BEP and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan (together, the “BEP”). The DCP incorporates best practice features of contemporary non-qualified plans, including providing participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Employee deferrals and Company contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. DCP liabilities are financed through the trust using Company- owned variable life insurance, as well as other investments. The unfunded liability for the BEP, which totaled $24.2 million as of December 31, 2006, was transferred into the DCP on January 1, 2007. The Company funded this amount into the rabbi trust on February 8, 2007, and has funded an additional $6.3 million into the trust subsequent to that date.

As of December 31, 2007, the DCP liability totaled $31.1 million and the assets held in the rabbi trust totaled $31.8 million. Changes in the DCP liability resulting from gains (which increase the DCP liability) and losses (which decrease the DCP liability) in deemed participant investments are recognized currently in the Consolidated Income Statement within Salaries and Related Costs. For the year ended December 31, 2007, net gains in deemed participant investments totaled $1.9 million.

As of December 31, 2007, the trust assets consist of $20.1 million in equity securities, which are classified as trading securities and reflected at their fair value in the Consolidated Balance Sheet within Trust Assets Related to Deferred Compensation Liability, and $11.7 million in Company-owned variable life insurance, which is reflected at its cash surrender value in the Consolidated Balance Sheet within Trust Assets Related to Deferred Compensation Liability. Gains or losses resulting from changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Consolidated Income Statement within Other Income (Expense). For the year ended December 31, 2007, such net gains totaled $1.9 million.

Defined Benefit Plan (U.K.)—The Company sponsors a defined benefit pension plan covering most U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K. The Company currently uses a September 30th measurement date for the U.K. Pension Plan and, as a result, net pension cost is recorded in the Consolidated Financial Statements on a quarterly lag.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of this standard, as well as the related disclosure requirements, and accordingly recognized the funded status of its defined benefit pension plans in the Consolidated Balance Sheet as of December 31, 2006. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the effective date of the employer’s fiscal year-end balance sheet. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for the Company as of December 31, 2008. Management is evaluating the impact of adopting the measurement date provision of SFAS No. 158 on the Company’s financial statements.

Benefit Obligation

The table below details the change in the benefit obligation, the change in the fair value of plan assets, the funded status and the amounts recognized in the Consolidated Balance Sheets as of December 31, 2007 and 2006 related to the U.K. Pension Plan:

December 31	2007	2006
	(Thousands of dollars)
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$344,004	$248,864
Service cost	8,456	6,720
Interest cost	16,749	12,866
Contributions by plan participants	1,006	998
Actuarial (gain) loss	(61,646)	41,202
Benefits paid	(4,520)	(4,384)
Special termination benefits	248	—
Foreign currency exchange rate changes	6,113	37,738

Benefit obligation at end of year	310,410	344,004

Reconciliation of plan assets
Fair value of plan assets at beginning of year	291,174	231,882
Actual return on plan assets	28,543	26,484
Employer contributions	3,256	2,851
Contributions by plan participants	1,006	998
Benefits paid	(4,520)	(4,384)
Foreign currency exchange rate changes	4,961	33,343

Fair value of plan assets at end of year	324,420	291,174

Funded Status
Net pension asset (liability) recognized	$14,010	$(52,830)

As of December 31, 2007 and 2006, the valuation of the funded status of the U.K. Pension Plan, as summarized above, includes an allowance for discretionary benefit increases to the extent that such increases were expected to be awarded in the future as of the date of the corresponding actuarial valuation. (See below for disclosure of a subsequent event that will impact the funded status of the U.K. Pension Plan.)

Components of Net Pension Cost

For the years ended December 31, 2007, 2006 and 2005, the components of net pension cost related to the U.K. Pension Plan were:

Year ended December 31	2007	2006	2005
	(Thousands of dollars)
Service cost	$8,456	$6,720	$6,275
Interest cost	16,749	12,866	12,525
Expected return on plan assets	(20,093)	(16,587)	(16,719)
Amortization of prior service cost	90	269	266
Amortization of net loss	6,155	3,417	2,084

Sub-total	11,357	6,685	4,431
Special termination benefits	248	—	7

Net pension cost	$11,605	$6,685	$4,438

Amounts Recognized in Comprehensive Income (Loss)

The table below details the amounts recognized in Comprehensive Income (Loss), net of taxes, related to the U.K. Pension Plan for the years ended December 31, 2007 and 2006:

Year ended December 31	2007	2006
	(Thousands of dollars)
Net gain (loss) for period *	$50,469	$(21,968)
Amortization of prior service cost	63	188
Amortization of net loss	4,309	2,392

Total	$54,841	$(19,388)

*	Net gain (loss) is the change in the value of the benefit obligation and/or plan assets resulting from experience different from that assumed or from a change in an actuarial assumption.

Amounts Included in Accumulated Other Comprehensive Income (Loss)

The table below details the amounts included in Accumulated Other Comprehensive Income (Loss), net of taxes, related to the U.K. Pension Plan that have not yet been recognized as components of net pension cost as of December 31, 2007 and 2006:

December 31	2007	2006
	(Thousands of dollars)
Net loss	$10,168	$63,647
Prior service cost	31	96

Total	$10,199	$63,743

The net loss and prior service costs are being recognized over the expected remaining service lives of the active employees in the U.K. Pension Plan. As of September 30, 2007, this was estimated to be approximately 14.4 years.

The table below details the amounts in Accumulated Other Comprehensive Income (Loss) expected to be recognized as components of net pension cost, net of taxes, for the year ended December 31, 2008 (in thousands of dollars):

Net loss	$552
Prior service cost	12

Total	$564

(See below for disclosure of a subsequent event that will impact the funded status of the U.K. Pension Plan.)

Assumptions

The following assumptions were used in determining the benefit obligation and net pension cost related to the U.K. Pension Plan:

Benefit Obligation	2007	2006
Weighted average discount rate	5.70%	4.80%
Weighted average rate of compensation increase	5.20%	4.75%

Net Pension Cost	2007	2006	2005
Weighted average discount rate	4.80%	4.90%	5.40%
Weighted average rate of compensation increase	4.75%	4.50%	4.75%
Weighted average expected long-term rate of return on plan assets	7.50%	7.25%	7.75%

The expected long-term rate of return on plan assets is based on expected future appreciation, as well as dividend and interest yields currently available on equity and bond markets as of the measurement date and weighted according to the composition of invested assets as of that date.

Plan Assets

As of September 30, 2007 and 2006, the weighted average asset allocations for the U.K. Pension Plan, by category, were as follows:

September 30	2007	2006
Equity securities	67%	66%
Debt securities	29%	28%
Real estate	3%	3%
Other	1%	3%

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

Estimated Future Benefit Payments

As of the date of the most recent actuarial valuation (September 30, 2007), future estimated benefit payments related to the U.K. Pension Plan, which reflect expected future service, as appropriate, were as follows (in thousands of dollars):

Benefit Payments
October 1, 2007 to September 30, 2008	$7,113
October 1, 2008 to September 30, 2009	$7,690
October 1, 2009 to September 30, 2010	$7,145
October 1, 2010 to September 30, 2011	$9,501
October 1, 2011 to September 30, 2012	$10,102
October 1, 2012 to September 30, 2017	$58,666

(See below for disclosure of a subsequent event that will impact the level of future U.K. Pension Plan benefit payments.)

Contributions

In 2007, the Company contributed $3.3 million to the U.K. Pension Plan, and as of the date of the latest actuarial valuation (September 30, 2007), expected to contribute approximately $3 million to the plan in 2008. (See below for disclosure of a subsequent event that will impact the level of future contributions to the U.K. Pension Plan.)

Subsequent Event Related to the U.K. Pension Plan

In February 2008, prior to the date of this Form 10-K filing, the Company reached an agreement in principle with the Trustees of the U.K. Pension Plan to cease advance funding of future discretionary benefit increases to retirees. As a result, in the first quarter of 2008, an updated actuarial valuation will be prepared reflecting the change in the assumption for future discretionary benefit increases to retirees. Beginning in 2008, on an annual basis, the Company along with the Trustees, will consider an appropriate level of funding of discretionary benefit increase for that particular year depending on specific objective criteria related to the financial status of the Company and the U.K. Pension Plan.

In addition, management, in consultation with the Trustees, is continuing to review other options to improve the financial status of the U.K. Pension Plan.

Defined Benefit Plan (Germany)—The Company sponsors a defined benefit pension plan for its employees in Germany (the “German Pension Plan”). The Company uses a December 31st measurement date for the German Pension Plan. In the fourth quarter of 2006, the Company adopted the recognition provisions of SFAS No. 158 for the German Pension Plan and, as a result, recognized a net gain of $0.2 million in Other Comprehensive Income. In 2007, a net gain of $0.4 million was recognized in Other Comprehensive Income related to the German Pension Plan. These are the only amounts related to the German Pension Plan included in Accumulated Other Comprehensive Income (Loss) as of December 31, 2007 and 2006.

As of December 31, 2007 and 2006, the pension liability related to the German Pension Plan recorded in the Consolidated Balance Sheets was approximately $2.5 million and $2.4 million, respectively. For the years ended December 31, 2007, 2006 and 2005, net pension cost for the German Pension Plan was $0.2 million, $0.2 million and $0.9 million, respectively. Future benefit payments to the German Pension Plan are expected to be approximately $60,000 annually for the years 2008 to 2012 and approximately $0.6 million in the aggregate during the five years thereafter.

Note P—Commitments and Contingencies

Employment Arrangements—As of December 31, 2007, the Company had employment arrangements with ten employees, which expire at various points between August 2008 and June 2011. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for participation in the Company’s Executive Bonus Plan, annual equity grants, and severance payments and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses, any participation in the Company’s Executive Bonus Plan and equity grants, was approximately $17.7 million as of December 31, 2007.

Lending Commitments—In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $4.5 million at December 31, 2007.

Legal Actions—The Company becomes involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

(See Notes C, J, L, M and Q for other commitments. See Notes C, Q and R for other contingencies.)

Note Q—Auction Guarantees

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction.

As of December 31, 2007, the Company had outstanding auction guarantees totaling $190.4 million, the property relating to which had a mid-estimate sales price (1) of $204.5 million. The Company’s financial exposure under these auction guarantees is reduced by $41 million as a result of risk sharing arrangements with unaffiliated partners. Substantially all of the property related to such auction guarantees is being offered at auctions in February and May of 2008. As of December 31, 2007, $21.6 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheet (see Note E). As of December 31, 2007 and 2006, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $4.3 million and $1.5 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

Note R—Settlement Liabilities

In April 1997, the U.S. Department of Justice (the “DOJ”) began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie’s International, PLC (“Christie’s”). The Company pled guilty to a violation of U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. As a result, in 2000, the Company recorded Settlement Liabilities of $34.1 million, representing the present value of the fine payable. The $10.9 million discount on the fine payable was amortized to interest expense over the five-year period during which the fine was paid. The final payment of $15 million owed under the fine was paid by the Company on February 6, 2006, and the liability to the DOJ was extinguished.

In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, the Company and Christie’s issued to the class of plaintiff’s vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represented the amount recorded by the Company as Settlement Liabilities in 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates were redeemable for cash. As of December 31, 2007, the face value of unused Discount Certificates that the Company could be required to redeem was $22.7 million, which is reflected as a current liability in the Consolidated Balance Sheet. Due to the unpredictability of Discount Certificate redemption activity, it is possible that actual future redemptions could be materially less than the current carrying value of the related liability, which would result in the reversal of any remaining liability upon the expiration of the Discount Certificates on May 14, 2008.

During the period January 1, 2005 to December 31, 2007, amounts charged to and cash payments made against Settlement Liabilities with respect to the Discount Certificates and the DOJ antitrust fine were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)
Settlement Liabilities at January 1, 2005	$49,886	$25,653	$75,539
Cash payment to DOJ	—	(12,000)	(12,000)
Redemption of Discount Certificates	(6,214)	—	(6,214)
Amortization of discount	2,742	1,246	3,988
Loss on redemption of Discount Certificates	580	—	580

Settlement Liabilities at December 31, 2005	46,994	14,899	61,893
Cash payment to DOJ	—	(15,000)	(15,000)
Redemption of Discount Certificates	(4,009)	—	(4,009)
Amortization of discount	2,578	101	2,679
Loss on redemption of Discount Certificates	202	—	202

Settlement Liabilities as of December 31, 2006	45,765	—	45,765
Redemption of Discount Certificates	(24,065)	—	(24,065)
Amortization of discount	941	—	941
Loss on redemption of Discount Certificates	10	—	10

Settlement Liabilities as of December 31, 2007	$22,651	$—	$22,651

In March 2003, the Company and Christie’s agreed to each pay $20 million to settle litigation that alleged violations of U.S. antitrust laws and international law impacting purchasers and sellers in auctions conducted outside the U.S. (the “International Antitrust Litigation”), and thereafter, the Company deposited $20 million into an escrow account for the benefit of the members of the class of plaintiffs. The settlement agreement for the International Antitrust Litigation provided that if, as of June 7, 2006, there were any remaining settlement funds following the payment of all submitted claims, the Company and Christie’s would be reimbursed for third-party administration costs incurred in distributing the settlement funds. In June 2006, it was determined that sufficient settlement funds remained following the payment of all submitted claims to reimburse the Company and Christie’s for third-party administration costs incurred in distributing the settlement funds. As a result, for the year ended December 31, 2006, the Company recorded a $2.4 million benefit to General and Administrative Expenses, reflecting the recovery of such third-party administration costs incurred through December 31, 2006. The Company received this reimbursement in January 2007.

In August 2006, a Canadian court approved the final settlement of the Canadian Competition Bureau’s investigation regarding anticompetitive practices relating to vendor’s commissions charged by the Company and Christie’s for auction services during the period 1993 to 2000. Under the civil settlement, the Company and its Canadian subsidiary entered into a civil Consent Prohibition Order requiring them to: (i) comply with Canadian antitrust laws and continue antitrust compliance training for five years, (ii) post a copy of the Order on the Company’s website for 120 days and notify Canadian consignors about the Order and (iii) pay $0.7 million in reimbursement of the costs of the investigation. In 2006, the Company paid and recorded a $0.7 million charge related to the settlement of this matter within General and Administrative Expenses.

Note S—Variable Interest Entity

An entity with whom the Company’s Finance segment has outstanding loans of approximately $2.6 million and to whom the Company provides management consulting services meets the definition of a variable interest entity (“VIE”) under FIN No. 46, “Consolidation of Variable Interest Entities,” as revised. As the primary beneficiary of the VIE, the Company consolidates the entity as part of its Dealer segment (see Note D).

The entity is an art gallery which is engaged in business as a broker/dealer in works of art. The Company provides management consulting services to the entity in exchange for a management fee,

which is equal to 50% of the entity’s net income (excluding the management fee and certain other specified revenues and expenses). Included in the Company’s consolidated assets as of December 31, 2007 is inventory with a carrying value of approximately $3.7 million. Such inventory consists entirely of artwork and is the collateral for the $2.6 million in outstanding loans discussed above, which are eliminated in consolidation. The Company has no equity investment in the entity.

The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. As of September 30, 2007, the entity had total assets of $5.7 million, total liabilities of $4.1 million and capital of $1.6 million.

Note T—Employee Loans

Prior to December 1995, the Company had two bank loan programs available to certain employees whereby a bank would directly lend money to certain officers and staff at favorable interest rates. The Company guaranteed all repayment obligations under these bank loan programs, and all loans were immediately repayable in the event an employee left the Company. Effective March 8, 2004, the entire $0.6 million of outstanding loans under these programs was sold and assigned to the Company. The amount of outstanding loans under this program was $0.1 million at December 31, 2006. There were no outstanding loans under this program at December 31, 2007. The Company does not intend to grant any new loans to employees under this program in the future.

(See Note E for the disclosure of employee loans made by the Company’s Finance segment. Such loans are secured by works of art owned by the employees.)

Note U—Discontinued Operations

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

In the fourth quarter of 2004, the Company committed to a plan to discontinue its real estate brokerage business in Australia and license the Sotheby’s International Realty trademark and certain related trademarks in Australia. The Company had expected to consummate a license agreement related to such trademarks some time in 2006, but such an agreement could not be reached on terms acceptable to the Company. As a result, in the second quarter of 2006, management decided to continue operating the Company’s real estate brokerage business in Australia. Accordingly, the operating results of this business are included in the Company’s results from continuing operations for all periods presented. The Australia real estate brokerage business, which is the only remaining component of the Company’s former Real Estate segment, is not material to the Company’s results of operations, financial condition or liquidity.

According to the terms of the Stock Purchase Agreement related to the sale of SIR, the Company was due to receive amounts collected by Realogy for the closing of real estate transactions subsequent to February 17, 2004 that were under contract prior to that date. For the year ended December 31, 2005, revenues from discontinued operations included $0.5 million of such amounts.

Additionally, included in the Company’s results from discontinued operations for the year ended December 31, 2006 are litigation accruals (net of recoveries) related to events that occurred prior to the sale of SIR on February 17, 2004.

Note V—Recapitalization

On September 7, 2005, the Company entered into a Transaction Agreement (the “Agreement”), dated as of such date, with various affiliates of A. Alfred Taubman and his family (the “Shareholders”). Prior to completion of the transactions contemplated by the Agreement, the Shareholders were the Company’s largest shareholders, holding in the aggregate 14,034,158 shares of the Company’s Class B Common Stock, par value $0.10 per share (the “Class B Stock”), representing approximately 62.4% of the aggregate voting power of the Company’s capital stock. Robert S. Taubman, A. Alfred Taubman’s son, has been a director of the Company since August 2000.

Pursuant to the Agreement, the Company agreed to exchange all 14,034,158 shares of Class B Stock owned by the Shareholders for $168.4 million in cash and 7.1 million shares of the Company’s Class A Limited Voting Common Stock, par value $0.10 per share (the “Class A Stock”), (such exchange, the “Transaction”). (See “Mechanics of Effecting the Transaction; Funding” below.) Completion of the Transaction was not subject to any conditions and it was completed on September 7, 2005. Because the outstanding shares of Class B Stock constituted less than fifty percent of the aggregate voting power of the Company’s outstanding common stock following completion of the Transaction, pursuant to the Company’s Third Amended and Restated Articles of Incorporation (the “Articles”), following completion of the Transaction each remaining outstanding share of Class B Stock held by shareholders not a party to the Transaction was automatically converted into one share of Class A Stock without any action on the part of the holder thereof. Therefore, immediately following completion of the Transaction and such conversion, the Company had approximately 57.3 million shares of Class A Stock outstanding (of which the Shareholders owned 7.1 million, or approximately 12.4%) and no shares of Class B Stock outstanding.

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

Mechanics of Effecting the Transaction; Funding—Under the terms of the Agreement, the Transaction was effected by means of: (1) the Shareholders voluntarily converting, on a one-for-one basis pursuant to the Articles, 7.1 million shares of Class B Stock into shares of Class A Stock, and (2) the Company acquiring the remaining shares of Class B Stock owned by the Shareholders for aggregate cash consideration of $168.4 million. The Company funded the cash portion of the consideration plus direct transaction and financing costs with then existing cash balances and $100 million in borrowings under the BofA Credit Agreement (see Note J).

The total cost to acquire the Class B Stock owned by the Shareholders of $177.2 million (including $8.8 million in direct transaction costs) was accounted for as a treasury stock transaction, with Common Stock and Additional Paid-In Capital being reduced by $177.1 million. Additionally, the Company ascribed $100,000 of the total cost to the Standstill (as described below) and certain restrictions on transfer based on their appraised fair values. Such amount was expensed as incurred within Other Expense in the period of the Transaction.

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

Note W—Reincorporation

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

In the merger, each outstanding share of Sotheby’s Michigan Class A Limited Voting Common Stock (“Sotheby’s Michigan Stock”) was converted into one share of Common Stock of Sotheby’s Delaware (“Sotheby’s Delaware Stock”). As a result, holders of Sotheby’s Michigan Stock became holders of Sotheby’s Delaware Stock, and their rights as holders thereof are now governed by the General Corporation Law of the State of Delaware and the Certificate of Incorporation and By-Laws of Sotheby’s Delaware.

The Reincorporation was accounted for as a reverse merger whereby, for accounting purposes, Sotheby’s Michigan was considered the acquiror and the surviving corporation was treated as the successor to the historical operations of Sotheby’s Michigan. Accordingly, the historical financial statements of Sotheby’s Michigan, which Sotheby’s Michigan previously reported to the SEC on Forms 10-K and 10-Q, among other forms, are treated as the financial statements of the surviving corporation.

The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Michigan. Upon completion of the merger, the address of Sotheby’s principal executive offices became 1334 York Avenue, New York, NY 10021. Sotheby’s Michigan’s management and board of directors continued as the management and board of directors of Sotheby’s Delaware. Sotheby’s Delaware Stock continues to trade on the New York Stock Exchange under the symbol “BID.” Shareholders were not required to exchange their existing stock certificates, which now represent an equivalent number of shares of Sotheby’s Delaware Stock.

Note X—Quarterly Results (Unaudited)

The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results typically reflect a lower volume of auction activity when compared to the second and fourth quarters and, generally, a net loss due to the fixed nature of many of the Company’s operating expenses.

	First	Second	Third	Fourth
	(Thousands of dollars, except per share data)
Year Ended December 31, 2007
Net Auction Sales (a)	$665,915	$1,808,028	$276,418	$1,875,553
Revenues:
Auction and related revenues	$129,817	$313,479	$66,359	$323,473
Finance revenues	4,780	4,219	4,029	3,997
Dealer revenues	11,847	20,495	13,442	16,982
License fee revenues	580	822	920	638
Other revenues	375	492	308	668

Total revenues	$147,399	$339,507	$85,058	$345,758

Income (loss) from continuing operations	$24,334	$107,348	($20,948)	$102,405

Net income (loss)	$24,334	$107,348	($20,948)	$102,405

Per Share Amounts:
Income (loss) from continuing operations
Basic	$0.39	$1.68	($0.33)	$1.59

Diluted	$0.37	$1.64	($0.33)	$1.55

Net income (loss)
Basic	$0.39	$1.68	($0.33)	$1.59

Diluted	$0.37	$1.64	($0.33)	$1.55

Shares Outstanding:
Basic	63,152	63,750	63,974	64,255
Diluted	65,078	65,561	63,974	66,024
Year Ended December 31, 2006
Net Auction Sales (a)	$443,024	$1,281,559	$195,462	$1,314,481
Revenues:
Auction and related revenues	$89,493	$242,877	$50,830	$248,144
Finance revenues	3,432	3,550	4,347	4,535
Dealer revenues	2,231	634	920	8,991
License fee revenues	470	722	961	769
Other revenues	389	516	322	676

Total revenues	$96,015	$248,299	$57,380	$263,115

Income (loss) from continuing operations	($3,939)	$72,379	($30,425)	$69,344

Net income (loss)	($3,977)	$71,448	($30,727)	$70,305

Per Share Amounts:
Income (loss) from continuing operations
Basic	($0.07)	$1.21	($0.49)	$1.11

Diluted	($0.07)	$1.17	($0.49)	$1.08

Net income (loss)
Basic	($0.07)	$1.20	($0.50)	$1.12

Diluted	($0.07)	$1.16	($0.50)	$1.09

Shares Outstanding:
Basic	57,119	59,740	61,780	62,565
Diluted	57,119	61,608	61,780	64,352

Legend:

(a)	Net Auction Sales represents the hammer (sale) price of property sold at auction.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and concluded that it is effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and has expressed an unqualified opinion in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SOTHEBY’S
New York, New York

We have audited the internal control over financial reporting of Sotheby’s and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion and includes an explanatory paragraph referring to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109,” effective January 1, 2007, on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP

New York, New York
February 27, 2008

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the annual meeting of shareholders to be held in 2008 (the “Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Compliance.”

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions “Compensation of Executive Officers” and “Compensation of Directors.” Notwithstanding anything to the contrary herein, the Audit Committee Report and the Compensation Committee Report in the Proxy Statement are not incorporated by reference herein.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the table and related text and footnotes appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                   INDEPENDENCE

The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption “Ratification of the Appointment of Independent Auditors.”

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)	—

The following consolidated financial statements and the related notes thereto of Sotheby’s Holdings, Inc. and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Income Statements—Years ended December 31, 2007, 2006 and 2005; Consolidated Balance Sheets—December 31, 2007 and 2006; Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005; Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2007, 2006 and 2005.

15(a)(2)	—

The following is the consolidated financial statement schedule of Sotheby’s Holdings, Inc. and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

15(a)(3)
2.1	—

Agreement and Plan of Merger between Sotheby’s Holdings, Inc., a Michigan corporation and Sotheby’s Delaware, Inc., a Delaware corporation, dated March 31, 2006, incorporated by reference to the Company’s First Quarter Form 10-Q for 2006.

2.2	—

Agreement for the Sale and Purchase of All the Issued and Outstanding Shares in Noortman Master Paintings B.V., dated June 7, 2006, incorporated by reference to Exhibit 2.1 to the Company’s Second Quarter Form 10-Q for 2006.

3.1	—	Certificate of Incorporation of Sotheby’s, as amended as of June 30, 2006, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on July 7, 2006.
3.2	—	By-Laws of Sotheby’s adopted as of March 31, 2006, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed on July 7, 2006.
4.1	—	See Exhibits 3.1 and 3.2.
4.2	—

Indenture, dated as of February 5, 1999, between Sotheby’s Holdings, Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the Company’s current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.

4.3	—

First Supplemental Indenture, dated as of June 30, 2006, between Sotheby’s and Wilmington Trust Company, as successor trustee (Supplemental to Indenture dated as of February 5, 1999 between Sotheby’s Holdings, Inc. and The Chase Manhattan Bank, as trustee, as filed in the Company’s current report on Form 8-K on February 10, 1999 with the Securities and Exchange Commission), incorporated by reference to Exhibit 4.4 to the Company’s current report on Form 8-K, filed on July 7, 2006.

4.4	—

Fixed Rate Note, dated February 5, 1999, made by Sotheby’s Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the Company’s current report on Form 8- K, filed on February 10, 1999 with the Securities and Exchange Commission.

4.5	—

Specimen Common Stock Certificate of Sotheby’s, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on November 21, 2006.

10.1*	—

Sotheby’s Deferred Compensation Plan, dated December 21, 2006 and effective January 1, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.2*	—

Sotheby’s Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.3*	—

Seventh Amendment to the Sotheby’s Holdings, Inc. 1997 Stock Option Plan dated November 7, 2005, effective September 8, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.4*	—

Eighth Amendment to the Sotheby’s 1997 Stock Option Plan Composite Plan Document, dated and effective May 8, 2006, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 12, 2006.

10.5	—

Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company’s current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

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

10.12	—

Seventh Amendment to the Agreement of Partnership, dated January 12, 2007, of Acquavella Modern Art, between Sotheby’s Nevada, Inc and Acquavella Contemporary Art., Inc., incorporated by reference to Exhibit 10.4 to the Company’s First Quarter Form 10-Q for 2007.

10.13*	—

Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.14*	—	First Amendment to the Directors Plan, dated November 6, 2007.

10.15	—

Amended and Restated Credit Agreement dated as of November 14, 2005, among Sotheby’s Inc., as the Company, Sotheby’s Holdings, Inc., as Holdings, Certain U.K. Subsidiaries of Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank N.A., as Syndication Agent and the Other Lenders Party Hereto, Banc of America Securities, LLC and LaSalle Bank N.A., as Joint Lead Arrangers and Joint Book Managers, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.16	—

Amendment No. 2 to the Amended and Restated Credit Agreement among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Oatshare Limited, Sotheby’s, and Bank of America, N.A. dated May 18, 2006, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 23, 2006.

10.17	—

Amendment No. 3 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated January 2, 2007, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2007.

10.18	—

Amendment No. 4 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated July 25, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2007.

10.19	—

Amendment No. 5 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated December 17, 2007.

10.20	—

Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company’s First Quarter Form 10-Q for 2003.

10.21	—

Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.22	—

Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006.

10.23*	—	Letter Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006
10.24*	—	Severance Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2006.
10.25*	—

Service Agreement between Sotheby’s and Robin Woodhead, with related Terms of Employment, dated August 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2006.

10.26*	—

Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated January 25, 2007, effective January 22, 2007, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2007.

10.27*	—	Severance Agreement between Sotheby’s and Ann Jackson, dated March 5, 2007, effective February 22, 2007, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2007.
10.28*	—	Severance Agreement between Sotheby’s and Gilbert Klemann, dated October 9, 2007, effective February 1, 2008.

10.29*	—	Sotheby’s Holdings, Inc. Amended and Restated Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2006.
10.30*	—	First Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated July 28, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2007.
10.31*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2007.
10.32*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Entitlement Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2007.
10.33*	—	Second Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated September 7, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2007.
10.34	—

Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.35	—

Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.36	—

Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.37	—

Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.38*	—

Sotheby’s Executive Bonus Plan (as amended and restated effective as of January 1, 2007), dated April 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.39	—

Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

21	—	Subsidiaries of the Registrant
23	—	Consent of Deloitte & Touche LLP
24	—	Powers of Attorney
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(15)(b)	—	On November 7, 2007, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement.”

On November 14, 2007, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”
(15)(c)	—	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.
(15)(d)	—	The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K

SCHEDULE II

SOTHEBY’S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Column A	Column B	Column C		Column D	Column E
Description (a)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables (b):
2007 Allowance for doubtful accounts and credit losses	$7,089	$3,528	($285)	$3,052	$7,280
2006 Allowance for doubtful accounts and credit losses	$6,137	$3,192	$—	$2,240	$7,089
2005 Allowance for doubtful accounts and credit losses	$7,931	$1,820	$156	$3,770	$6,137
Deferred tax assets:
2007 Valuation allowance	$29,147	$—	($12,308)	$16,400(c )	$439
2006 Valuation allowance	$24,885	$1,368	$2,894	$—	$29,147
2005 Valuation allowance	$33,762	$—	$—	$8,877	$24,885

(a)

The schedule above relates only to the Company’s continuing operations and excludes amounts related to the Company’s discontinued real estate brokerage business considered to be held for sale. (See Note U of Notes to Consolidated Financial Statements.)

(b)	Consists of Accounts Receivable and Notes Receivables and Consignor Advances.

(c)	Includes a benefit of approximately $16.4 million recognized in the Consolidated Income Statements for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ WILLIAM F. RUPRECHT William F. Ruprecht President and Chief Executive Officer

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL I. SOVERN* Michael I. Sovern	Chairman of the Board	February 27, 2008
/s/ DEVONSHIRE* Duke of Devonshire	Deputy Chairman of the Board	February 27, 2008
/s/ WILLIAM F. RUPRECHT William F. Ruprecht	President, Chief Executive Officer and Director	February 27, 2008
/s/ ROBIN G. WOODHEAD* Robin G. Woodhead	Executive Vice President and Director	February 27, 2008
/s/ JOHN ANGELO* John Angelo	Director	February 27, 2008
/s/ BLAKENHAM* Michael Blakenham	Director	February 27, 2008
/s/ ALLEN QUESTROM* Allen Questrom	Director	February 27 2008
/s/ DONALD H. STEWART* Donald H. Stewart	Director	February 27, 2008
/s/ DIANA TAYLOR* Diana Taylor	Director	February 27, 2008
/s/ ROBERT S. TAUBMAN* Robert S. Taubman	Director	February 27, 2008
/s/ DENNIS WEIBLING* Dennis Weibling	Director	February 27, 2008
/s/ WILLIAM S. SHERIDAN William S. Sheridan	Executive Vice President and Chief Financial Officer	February 27, 2008
/s/ KEVIN M. DELANEY Kevin M. Delaney	Senior Vice President, Controller and Chief Accounting Officer	February 27, 2008
/s/ WILLIAM S. SHERIDAN *William S. Sheridan as Attorney-in-Fact		February 27, 2008

EXHIBIT INDEX

Exhibit No.		Description
2.1	—

Agreement and Plan of Merger between Sotheby’s Holdings, Inc., a Michigan corporation and Sotheby’s Delaware, Inc., a Delaware corporation, dated March 31, 2006, incorporated by reference to the Company’s First Quarter Form 10-Q for 2006.

2.2	—

Agreement for the Sale and Purchase of All the Issued and Outstanding Shares in Noortman Master Paintings B.V., dated June 7, 2006, incorporated by reference to Exhibit 2.1 to the Company’s Second Quarter Form 10-Q for 2006.

3.1	—	Certificate of Incorporation of Sotheby’s, as amended as of June 30, 2006, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on July 7, 2006.
3.2	—	By-Laws of Sotheby’s adopted as of March 31, 2006, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed on July 7, 2006.
4.1	—	See Exhibits 3.1 and 3.2.
4.2	—

Indenture, dated as of February 5, 1999, between Sotheby’s Holdings, Inc. and The Chase Manhattan Bank as Trustee, incorporated by reference to Exhibit 4(a) to the Company’s current report on Form 8-K, filed on February 10, 1999 with the Securities and Exchange Commission.

4.3	—

First Supplemental Indenture, dated as of June 30, 2006, between Sotheby’s and Wilmington Trust Company, as successor trustee (Supplemental to Indenture dated as of February 5, 1999 between Sotheby’s Holdings, Inc. and The Chase Manhattan Bank, as trustee, as filed in the Company’s current report on Form 8-K on February 10, 1999 with the Securities and Exchange Commission), incorporated by reference to Exhibit 4.4 to the Company’s current report on Form 8-K, filed on July 7, 2006.

4.4	—

Fixed Rate Note, dated February 5, 1999, made by Sotheby’s Holdings, Inc. in favor of Cede & Co., incorporated by reference to Exhibit 4(b) to the Company’s current report on Form 8- K, filed on February 10, 1999 with the Securities and Exchange Commission.

4.5	—

Specimen Common Stock Certificate of Sotheby’s, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on November 21, 2006.

10.1*	—

Sotheby’s Deferred Compensation Plan, dated December 21, 2006 and effective January 1, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.2*	—

Sotheby’s Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.3*	—

Seventh Amendment to the Sotheby’s Holdings, Inc. 1997 Stock Option Plan dated November 7, 2005, effective September 8, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No.		Description
10.4*	—

Eighth Amendment to the Sotheby’s 1997 Stock Option Plan Composite Plan Document, dated and effective May 8, 2006, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 12, 2006.

10.5	—

Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company’s current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

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

10.12	—

Seventh Amendment to the Agreement of Partnership, dated January 12, 2007, of Acquavella Modern Art, between Sotheby’s Nevada, Inc and Acquavella Contemporary Art., Inc., incorporated by reference to Exhibit 10.4 to the Company’s First Quarter Form 10-Q for 2007.

10.13*	—

Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.14*	—	First Amendment to the Directors Plan, dated November 6, 2007.
10.15	—

Amended and Restated Credit Agreement dated as of November 14, 2005, among Sotheby’s Inc., as the Company, Sotheby’s Holdings, Inc., as Holdings, Certain U.K. Subsidiaries of Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank N.A., as Syndication Agent and the Other Lenders Party Hereto, Banc of America Securities, LLC and LaSalle Bank N.A., as Joint Lead Arrangers and Joint Book Managers, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No.		Description
10.16	—

Amendment No. 2 to the Amended and Restated Credit Agreement among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Oatshare Limited, Sotheby’s, and Bank of America, N.A. dated May 18, 2006, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 23, 2006.

10.17	—

Amendment No. 3 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated January 2, 2007, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2007.

10.18	—

Amendment No. 4 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated July 25, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2007.

10.19	—

Amendment No. 5 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated December 17, 2007.

10.20	—

Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company’s First Quarter Form 10-Q for 2003.

10.21	—

Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.22	—

Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006.

10.23*	—	Letter Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006
10.24*	—	Severance Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2006.
10.25*	—

Service Agreement between Sotheby’s and Robin Woodhead, with related Terms of Employment, dated August 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2006.

10.26*	—

Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated January 25, 2007, effective January 22, 2007, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2007.

10.27*	—	Severance Agreement between Sotheby’s and Ann Jackson, dated March 5, 2007, effective February 22, 2007, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2007.
10.28*	—	Severance Agreement between Sotheby’s and Gilbert Klemann, dated October 9, 2007, effective February 1, 2008.
10.29*	—	Sotheby’s Holdings, Inc. Amended and Restated Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2006.
10.30*	—	First Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated July 28, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2007.
10.31*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2007.

Exhibit No.		Description
10.32*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Entitlement Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2007.
10.33*	—	Second Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated September 7, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2007.
10.34	—

Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.35	—

Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.36	—

Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.37	—

Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.38*	—

Sotheby’s Executive Bonus Plan (as amended and restated effective as of January 1, 2007), dated April 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.39	—

Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

21	—	Subsidiaries of the Registrant
23	—	Consent of Deloitte & Touche LLP
24	—	Powers of Attorney
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K