Form 10-Q
period 2008-03-31
SOTHEBYS
filed 2008-05-09
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐   No ☒

As of April 28, 2008, there were 67,344,511 outstanding shares of Common Stock, par value $0.10 per share, of the registrant.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended

	March 31, 2008	March 31, 2007

Revenues:
Auction and related revenues	$107,938	$129,817
Finance revenues	3,512	4,780
Dealer revenues	16,685	11,847
License fee revenues	591	580
Other revenues	535	375

Total revenues	129,261	147,399

Expenses:
Direct costs of services	13,557	13,562
Dealer cost of sales	15,918	8,365
Marketing expenses	5,349	4,167
Salaries and related costs	61,171	54,804
General and administrative expenses	45,464	38,048
Depreciation and amortization expense	6,212	5,482
Impairment loss	—	14,979
Gain on sale of land and buildings	—	(4,752)

Total expenses	147,671	134,655

Operating (loss) income	(18,410)	12,744

Interest income	1,912	2,723
Interest expense	(7,250)	(7,535)
Insurance recovery	—	20,000
Other income	2,623	1,679

(Loss) income before taxes	(21,125)	29,611
Income tax (benefit) expense	(7,493)	5,986
Equity in earnings of investees, net of taxes	1,237	709

Net (loss) income	$(12,395)	$24,334

Basic (loss) earnings per share	$(0.19)	$0.39

Diluted (loss) earnings per share	$(0.19)	$0.37

Basic and diluted weighted average shares outstanding:
Basic	64,395	63,152
Diluted	64,395	65,078

Cash dividends paid per common share	$0.15	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	March 31, 2008 (UNAUDITED)	December 31, 2007	March 31, 2007 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$68,855	$348,253	$83,562
Restricted cash	12,509	14,879	3,975
Accounts receivable, net of allowance for doubtful accounts of $6,307, $6,252 and $6,265	501,180	835,387	322,140
Notes receivable and consignor advances, net of allowance for credit losses of $1,004, $1,028 and $1,011	222,507	117,642	207,131
Inventory	200,977	205,969	138,120
Deferred income taxes	14,985	15,529	7,090
Income tax receivable	5,832	1,021	9,307
Prepaid expenses and other current assets	34,332	26,922	45,125

Total Current Assets	1,061,177	1,565,602	816,450

Non-Current Assets:
Notes receivable	61,487	58,738	23,370
Fixed assets, net of accumulated depreciation and amortization of $185,726, $178,905 and $162,334	223,552	222,310	222,278
Goodwill	27,863	28,080	25,997
Intangible assets, net of accumulated amortization of $4,613, $1,465 and $2,210	7,879	5,820	6,268
Equity method investments	18,224	19,860	22,571
Deferred income taxes	62,848	65,948	64,758
Trust assets related to deferred compensation liability	37,535	31,818	28,265
Pension asset	68,850	14,010	—
York Property deposit	50,000	—	—
Other assets	8,984	7,918	7,743

Total Assets	$1,628,399	$2,020,104	$1,217,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$402,458	$773,685	$311,973
Accounts payable and accrued liabilities	110,120	122,896	84,091
Accrued salaries and related costs	16,422	79,579	11,921
Senior unsecured debt, net of unamortized discount of $87	99,913	—	—
Settlement liabilities	20,943	22,651	45,702
Accrued income taxes	28,366	67,462	13,809
Deferred income taxes	—	—	2,392
Other current liabilities	8,799	8,589	9,117

Total Current Liabilities	687,021	1,074,862	479,005

Long-Term Liabilities:
Senior unsecured debt, net of unamortized discount of $0, $112 and $185	—	99,888	99,815
Credit facility borrowings	45,000	—	—
York Property capital lease obligation	166,709	167,190	168,555
Deferred gain on sale of York Property	15,706	15,988	16,834
Pension liabilities	2,387	2,454	55,964
Deferred income taxes	19,141	5,223	9,683
Accrued income taxes	7,169	7,470	2,276
Deferred compensation liability	35,742	31,073	27,685
Other liabilities	11,221	11,939	16,388

Total Liabilities	990,096	1,416,087	876,205

Commitments and contingencies (see Note 11)

Shareholders’ Equity:
Common Stock, $0.10 par value	6,726	6,647	6,598
Authorized shares at March 31, 2008—200,000,000
Issued and outstanding shares at March 31, 2008—67,342,403
Issued and outstanding shares at December 31, 2007—66,563,771
Issued and outstanding shares at March 31, 2007—65,942,489
Additional paid-in capital	251,958	249,453	218,232
Retained earnings	315,240	338,004	175,944
Accumulated other comprehensive income (loss)	64,379	9,913	(59,279)

Total Shareholders’ Equity	638,303	604,017	341,495

Total Liabilities and Shareholders’ Equity	$1,628,399	$2,020,104	$1,217,700

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended

	March 31, 2008	March 31, 2007

Operating Activities:
Net (loss) income	$(12,395)	$24,334

Adjustments to reconcile net (loss) income to cash used by operating activities:
Depreciation and amortization expense	6,212	5,482
Gain on sale of land and buildings	—	(4,752)
Impairment loss	—	14,979
Equity in earnings of investees	(1,237)	(709)
Deferred income tax expense (benefit)	1,800	(2,128)
Stock compensation expense	8,391	5,727
Net pension (benefit) expense	(392)	2,238
Asset provisions	3,678	2,272
Amortization of discount related to antitrust matters	—	630
Excess tax benefits from stock-based compensation	—	(8,015)
Unrealized gain - foreign currency option contract	(4,073)
Other	135	584
Changes in assets and liabilities:
Decrease in accounts receivable	332,617	68,020
Decrease (increase) in inventory	6,007	(20,643)
Decrease (increase) in prepaid expenses and other current assets	4,116	(21,154)
(Increase) decrease in other long-term assets	(570)	240
Purchase of trust assets related to the deferred compensation liability	(6,577)	(27,654)
Funding of settlement liabilities	(1,708)	(692)
Decrease in due to consignors	(371,964)	(249,565)
Increase in income tax receivable and deferred income tax assets	(6,958)	(5,971)
(Decrease) increase in accrued income taxes and deferred income tax liabilities	(39,029)	7,581
Decrease in accounts payable and accrued liabilities and other liabilities	(79,250)	(53,932)

Net cash used by operating activities	(161,197)	(263,128)

Investing Activities:
Funding of notes receivable and consignor advances	(144,251)	(111,236)
Collections of notes receivable and consignor advances	39,890	90,261
Purchases of short-term investments	—	(30,675)
Proceeds from maturities of short-term investments	—	156,717
Capital expenditures	(5,636)	(3,660)
Proceeds from the sale of land and buildings	—	6,163
Funding of York Property deposit	(50,000)	—
Acquisition, net of cash acquired	(193)	(859)
Distributions from equity investees	3,834	1,700
Decrease in restricted cash	2,548	7,373

Net cash (used) provided by investing activities	(153,808)	115,784

Financing Activities:
Proceeds from revolving credit facility borrowings	70,000	—
Repayments of revolving credit facility borrowings	(25,000)	—
Dividends paid	(10,167)	(6,631)
Decrease in York Property capital lease obligation	(431)	(390)
Proceeds from exercise of employee stock options	210	8,568
Excess tax benefits from stock-based compensation	—	8,015

Net cash provided by financing activities	34,612	9,562

Effect of exchange rate changes on cash and cash equivalents	995	250

Decrease in cash and cash equivalents	(279,398)	(137,532)
Cash and cash equivalents at beginning of period	348,253	221,094

Cash and cash equivalents at end of period	$68,855	$83,562

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

          The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s (or, together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

          Income Statement Presentation—Marketing Expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of cultural institutions. Prior to the fourth quarter of 2007, in the Company’s Condensed Consolidated Income Statements, corporate marketing expenses were included as a component of Direct Costs of Services and the cost of strategic sponsorships was included as a component of General and Administrative Expenses. As a result of the Company’s strategic initiatives, corporate marketing and sponsorship activities have substantially increased over the last three years. Accordingly, the costs of such activities have been combined and separately classified in the Company’s Condensed Consolidated Income Statements as Marketing Expenses. For the three months ended March 31, 2008 and 2007, corporate marketing expenses totaled $4.1 million and $3.7 million, respectively. For the three months ended March 31, 2008 and 2007, the cost of strategic sponsorships totaled $1.2 million and $0.5 million, respectively.

          In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim financial statements included herein have been made.

2.	Seasonality of Business

          The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of the Company’s operating expenses.

3.	Acquisition

          In March 2007, the Company acquired all of the issued and outstanding shares of capital stock of an auction house in Paris, France for a purchase price of $1.7 million (net of $3 million in cash acquired). In conjunction with this acquisition, one of the former owners of the acquired auction house was hired by the Company to pursue consignments of major art collections. This acquisition will provide the Company with an opportunity to grow its business in the French auction market.

          In the first quarter of 2008, the Company completed its valuation of the assets acquired and liabilities assumed in connection with this transaction and, as a result, recognized an intangible asset of $2.1 million related to customer relationships and $0.7 million related to Goodwill in the first quarter of 2008. The amount attributed to the acquired customer relationships was based on their appraised fair values.

          (See Notes 6 and 7 for more information related to Goodwill and Intangible Assets.)

4.	Segment Reporting

           The Company’s operations are organized under three reportable segments—Auction, Finance and Dealer. The table below presents the Company’s revenues by segment for the three months ended March 31, 2008 and 2007:

	Auction	Finance	Dealer	All Other	Reconciling items*	Total

	(Thousands of dollars)
Three months ended March 31, 2008
Revenues	$107,938	$4,204	$16,685	$1,126	$(692)	$129,261
Segment (loss) income	$(19,666)	$1,096	$(417)	$112	$(2,250)	$(21,125)

Three months ended March 31, 2007
Revenues	$129,817	$5,207	$11,847	$955	$(427)	$147,399
Segment income (loss) **	$18,791	$1,537	$(14,103)	$497	$22,889	$29,611

*

The reconciling item related to Revenues represents charges between the Finance segment and the Auction segment for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment revenues and in Auction segment direct costs. The reconciling items related to segment (loss) income are presented in the chart below.

**	For the three months ended March 31, 2007, Dealer segment results include an impairment loss of $15 million related to goodwill and intangible assets (see Notes 6 and 7).

          The table below presents (loss) income before taxes for the Company’s segments, as well as a reconciliation of segment (loss) income before taxes to the Company’s consolidated (Loss) Income Before Taxes for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

	(Thousands of dollars)

Auction	$(19,666)	$18,791
Finance	1,096	1,537
Dealer (see Notes 6 and 7)	(417)	(14,103)
All Other	112	497

Segment (loss) income before taxes	(18,875)	6,722

Unallocated amounts and reconciling items:
Insurance recovery (see Notes 6 and 7)	—	20,000
Gain on sale of land and buildings (see Note 12)	—	4,752
Antitrust related expenses (see Note 14)	—	(699)
Equity in earnings of investees*	(2,250)	(1,164)

(Loss) income before taxes	$(21,125)	$29,611

*

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in (loss) income before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Income Statements.

          The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2008, December 31, 2007 and March 31, 2007:

	March 31, 2008	December 31, 2007	March 31, 2008

	(Thousands of dollars)

Auction	$1,165,680	$1,630,756	$787,182
Finance	203,690	160,564	189,492
Dealer	174,407	145,121	139,371
All Other	957	1,165	500

Total segment assets	1,544,734	1,937,606	1,116,545

Unallocated amounts:
Deferred tax assets and income tax receivable	83,665	82,498	81,155
Insurance recovery receivable	—	—	20,000

Consolidated Assets	$1,628,399	$2,020,104	$1,217,700

5.	Receivables

          Accounts Receivable—In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses and applicable taxes. The amounts billed to buyers are recorded as Accounts Receivable in the Condensed Consolidated Balance Sheets.

          Under the Company’s standard payment terms, payment from the purchaser is due within 30 days from the sale date and consignor payments are made 35 days from the sale date. However, at times, the Company provides extended payment terms to certain buyers in order to support and market a sale. At such times, the Company attempts to match the timing of the receipt from the buyer with the payment to the consignor, but may not always be successful in doing so.

          Under the standard terms and conditions of the Company’s auction sales, the Company is not obligated to pay consignors for items that have not been paid for by the purchaser. If the purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at a future auction or negotiate a private sale. In certain situations, under negotiated arrangements or when the buyer takes possession of the property before payments are made, the Company is liable to the consignor for the net sale proceeds whether or not the buyer makes payment.

          Notes Receivable and Consignor Advances—The Company provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The majority of the Company’s secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of March 31, 2008, such loans totaled $99.8 million and represented 35% of net Notes Receivable and Consignor Advances. The property related to such loans has a low auction estimate of approximately $171.7 million. The Company’s loans are predominantly variable interest rate loans.

          The Company generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws. Under certain circumstances, the Company also makes unsecured loans to collectors and dealers. Included in net Notes Receivable and Consignor Advances are unsecured loans totaling $2.2 million at March 31, 2008 and December 31, 2007 and $2.3 million at March 31, 2007.

          In certain of these situations, the Company also finances the purchase of works of art by art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. The total of all such unsecured loans was $2.1 million at March 31, 2008 and December 31, 2007 and $2.2 million at March 31, 2007. These amounts are included in the total unsecured loan balances provided in the previous paragraph.

          At March 31, 2008, consignor advances issued to the one borrower totaling $62.6 million comprised approximately 22% of the net Notes Receivable and Consignor Advances balance. Of this amount, $57.5 million is related to an auction guarantee (see Note 13).

          As of March 31, 2008, December 31, 2007 and March 31, 2007, Notes Receivable and Consignor Advances consisted of the following:

	March 31, 2008	December 31, 2007	March 31, 2007

	(Thousands of dollars)

Current:
Consignor advances	$139,227	$47,406	$77,946
Term loans	84,284	71,264	130,196
Allowance for credit losses	(1,004)	(1,028)	(1,011)

Sub-total	222,507	117,642	207,131

Non-Current:
Consignor advances	2,134	2,200	—
Term loans	59,353	56,538	23,370

Sub-total	61,487	58,738	23,370

Notes receivable and consignor advances (net)	$283,994	$176,380	$230,501

          The weighted average interest rates charged on Notes Receivable and Consignor Advances were 6% and 8.5% for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and 2007, Notes Receivable and Consignor Advances included $88.9 million and $47.7 million, respectively, of Auction segment short-term consignor advances related to auction guarantees, which are charged below market interest rates. Excluding the impact of such advances outstanding in each period, substantially all of the remaining Notes Receivable and Consignor Advances relate to the Finance segment’s loan portfolio and earned weighted average interest rates of 9.1% and 11% for the three months ended March 31, 2008 and 2007, respectively.

          Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,

	2008	2007

	(Thousands of dollars)

Allowance for credit losses at January 1	$1,028	$1,154
Change in loan loss provision	(22)	(142)
Foreign currency exchange rate changes	(2)	(1)

Allowance for credit losses at March 31	$1,004	$1,011

6.	Goodwill

          The Company has Goodwill related to its Auction and Dealer segments. The Goodwill in the Dealer segment is solely attributable to Noortman Master Paintings, B.V. (or “NMP”), which was acquired by the Company in June 2006. Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. As a result of Mr. Noortman’s death, the Company recorded an impairment loss of $7.3 million related to NMP’s Goodwill in the first quarter of 2007. The fair value of NMP utilized in determining the amount of the impairment loss was estimated using a discounted cash flow methodology.

          In conjunction with the acquisition of NMP, the Company purchased a key man life insurance policy of $20 million covering Mr. Noortman. As a result of Mr. Noortman’s death, the Company became entitled to the $20 million death benefit under the policy and accordingly recorded this amount as non-operating income in its Condensed Consolidated Income Statement in the first quarter of 2007. The Company collected these insurance proceeds in April 2007.

          In March 2007, the Company acquired an auction house in Paris, France (see Note 3). In the first quarter of 2008, the Company completed its valuation of the assets acquired and liabilities assumed in connection with this transaction and recognized goodwill of approximately $0.7 million.

          For the three months ended March 31, 2008 and 2007, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007

	Auction	Dealer	Total	Auction	Dealer	Total

Balance as of January 1	$15,920	$12,160	$28,080	$13,660	$21,049	$34,709
Goodwill recorded (see Note 3)	710	—	710	1,293	—	1,293
Allocation of purchase price (see Note 3)	(2,131)	—	(2,131)	—	(2,844)	(2,844)
Impairment loss	—	—	—	—	(7,300)	(7,300)
Foreign currency exchange rate changes	321	883	1,204	27	112	139

Balance as of March 31	$14,820	$13,043	$27,863	$14,980	$11,017	$25,997

7.	Intangible Assets

          The Company acquired Noortman Master Paintings, B.V. in June 2006 and, in conjunction with the related purchase price allocation, recognized approximately $15.7 million in intangible assets related to NMP’s customer relationships ($12 million) and trade name ($2.8 million), as well as a non-compete agreement with Mr. Noortman ($0.9 million). As discussed in Note 6, Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. As a result of Mr. Noortman’s death, the Company recorded an impairment loss in the first quarter of 2007 of $7.7 million related to NMP’s customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). The impairment of Mr. Noortman’s non-compete agreement resulted in the write-off of its entire remaining carrying value. The fair values of NMP’s intangible assets utilized in determining the amount of these impairment losses were based on appraisals.

          In March 2007, the Company acquired an auction house in Paris, France (see Note 3) and in conjunction with the related purchase price allocation, recognized an intangible asset of approximately $2.1 million related to customer relationships.

          As of March 31, 2008, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)

Indefinite lived intangible assets:
Trade Name and other	$2,771

Amortizable intangible assets:
Customer Relationships	$7,498	($2,390)	$5,108

As of December 31, 2007, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)

Indefinite lived intangible assets:
Trade Name	$2,281

Amortizable intangible assets:
Customer Relationships	$5,004	(1,465)	$3,539

As of March 31, 2007, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)

Indefinite lived intangible assets:
Trade Name	$2,067

Amortizable intangible assets:
Customer Relationships	$4,533	(332)	$4,201

          For the three months ended March 31, 2008, amortization expense related to Intangible Assets was approximately $0.6 million. Estimated amortization expense for the remaining useful life of the Company’s customer relationships is as follows (in thousands of dollars):

April-December 2008	$1,498
2009	1,997
2010	1,081
2011	426
2012	106

Total	$5,108

          The estimated weighted average remaining useful life of the Company’s customer relationships is approximately 2.8 years.

8.	Credit Arrangements

          Bank Credit Facility—On September 7, 2005, the Company entered into a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement originally provided for borrowings of up to $250 million through a revolving credit facility. On May 18, 2006, the Company amended the BofA Credit Agreement to provide for $50 million in additional commitments from its existing lenders, thereby increasing the total borrowing capacity to $300 million. As discussed in more detail below, on July 25, 2007, the Company amended the BofA Credit Agreement to enhance the flexibility related to its limitations regarding capital expenditures and dividend payments. In December 2007, the Company further amended the BofA Credit Agreement to permit the consummation of the purchase of the land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) (see Note 21). In January and April 2008, the BofA Credit Agreement was again amended to provide the Company with additional flexibility with respect to future long-term financing arrangements.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by the Company in the U.S., and the United Kingdom (the “U.K.”) plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans). As of March 31, 2008, there were $45 million in outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $255 million, as calculated in accordance with the borrowing base.

          The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in senior unsecured debt securities (the “Notes”) issued by the Company in February 1999 are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise, the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008. The Company expects to meet one of these conditions.

          The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

          The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures (as defined in the BofA Credit Agreement) and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio (as defined in the BofA Credit Agreement) of not less than 2.0 and a quarterly leverage ratio of not more than 3.5 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in the July 2007 and December 2007 amendments to the BofA Credit Agreement, was $15 million through 2007 and is now $20 million with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. On July 25, 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Additionally, the amount available for distribution as dividend payments was increased at that time. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three months ended March 31, 2008, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 5.75%. For the three months ended March 31, 2007, the Company had no borrowings under the BofA Credit Agreement.

          Through March 31, 2008, the Company has paid underwriting, structuring and amendment fees of $3.3 million related to the BofA Credit Agreement, which are being amortized on a straight-line basis to interest expense over the term of the facility.

          Senior Unsecured Debt—In February 1999, the Company issued a tranche of debt securities (defined above as the “Notes”), pursuant to the Company’s $200 million shelf registration with the SEC, for an aggregate offering price of $100 million. The ten-year Notes have an effective interest rate of 6.98% payable semi-annually in February and August. The Notes have covenants that impose limitations on the Company from placing liens on certain property and entering into certain sale-leaseback transactions. The Company is in compliance with these covenants. As of March 31, 2008, aggregate future principal and interest payments of $106.9 million are due under the Notes within one year.

          Interest Expense—For the three months ended March 31, 2008 and 2007, interest expense consists of the following:

	Three Months Ended March 31,

	2008	2007

	(Thousands of dollars)

Senior secured credit facility:
Interest expense on outstanding borrowings	$90	$—
Amortization of amendment and arrangement fees	184	144
Commitment fees	186	190

Sub-total	460	334

Interest expense related to York Property capital lease obligation	4,390	4,432
Interest expense on senior unsecured debt	1,744	1,742
Amortization of discount related to antitrust matters (see Note 14)	—	638
Other interest expense	656	389

Total	$7,250	$7,535

9.	Deferred Compensation Plan

          Through December 31, 2006, the Company had an unfunded deferred compensation plan, the Sotheby’s Inc. 2005 Benefit Equalization Plan (the “2005 BEP”), which was available to certain officers of the Company for whom contributions to its U.S. Retirement Savings Plan were limited by IRS regulations. On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “DCP”), effective January 1, 2007. The DCP replaced the 2005 BEP and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan (together, the “BEP”). The DCP incorporates best practice features of contemporary non-qualified plans, including providing participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Employee deferrals and Company contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. DCP liabilities are financed through the trust using Company-owned variable life insurance, as well as other investments.

          As of March 31, 2008, December 31, 2007 and March 31, 2007, the DCP liability totaled $35.7 million, $31.1 million and $27.7 million, respectively, and the assets held in the rabbi trust totaled $37.5 million, $31.8 million and $28.3 million, respectively.

          Changes in the DCP liability resulting from gains (which increase the DCP liability) and losses (which decrease the DCP liability) in deemed participant investments are recognized currently in the Condensed Consolidated Income Statement within Salaries and Related Costs. For the three months ended March 31, 2008 and 2007, net (losses) gains in deemed participant investments totaled ($0.9) million and $0.3 million, respectively.

          As of March 31, 2008, December 31, 2007 and March 31, 2007, the trust assets included $16.3 million, $20.1 million and $17.5 million, respectively, of investments that are classified as trading securities and reflected at their fair value in the Condensed Consolidated Balance Sheets within Trust Assets related to Deferred Compensation Liability. As of March 31, 2008, December 31, 2007 and March 31, 2007, the trust assets included $21.2 million, $11.7 million and $10.8 million, respectively, of Company-owned variable life insurance, which is reflected at its cash surrender value in the Condensed Consolidated Balance Sheets within Trust Assets related to Deferred Compensation Liability.

          Gains or losses resulting from changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Condensed Consolidated Income Statement within Other Income. For the three months ended March 31, 2008 and 2007, such net (losses) gains totaled ($0.9) million and $0.6 million, respectively.

10.	Defined Benefit Plan

          The Company sponsors a defined benefit pension plan covering most U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

          In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of SFAS No. 158, as well as the related disclosure requirements, and accordingly recognized the funded status of the U.K. Pension Plan in its Consolidated Balance Sheet as of December 31, 2006. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet. Effective January 1, 2008, the Company adopted the measurement date provision of SFAS No. 158 and revalued the plan assets and benefit obligations related to the U.K Pension Plan as of January 1, 2008. Prior to the adoption of the measurement date provision of SFAS No. 158, the Company used a September 30th measurement date for the U.K. Pension Plan. The actuarial assumptions used in the Company’s valuation of plan assets and benefit obligations related to the U.K. Pension Plan as of January 1, 2008 were consistent with those used for the September 30, 2007 valuation. For additional information about the September 30, 2007 valuation, refer to Note O of the Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K.

          To account for the financial statement effect of the difference in measurement dates, SFAS No. 158 requires that the net pension cost for the period between the measurement date that was used for the immediately preceding fiscal year end and the beginning of the fiscal year that the measurement date provisions are first applied, be recognized, net of taxes, as an adjustment of the opening balance of retained earnings. Accordingly, as a result of the adoption of the measurement date provision of SFAS No. 158 for the U.K. Pension Plan, net pension cost of $0.2 million ($0.1 million, net of taxes) was recorded in the first quarter of 2008 as an adjustment to the opening balance of Retained Earnings.

          SFAS No. 158 also requires that other changes in the fair value of plan assets and benefit obligations (for example, actuarial and asset gains and losses) for the period between the measurement date that was used for the immediately preceding fiscal year end and the beginning of the fiscal year that the measurement date provisions are first applied be recognized, net of taxes, as an adjustment of the opening balance of accumulated other comprehensive income. Accordingly, as a result of the adoption of the measurement date provision of SFAS No. 158 for the U.K. Pension Plan, a $0.3 million gain ($0.2 million, net of taxes) was recorded in the first quarter of 2008 as an adjustment to the opening balance of Accumulated Other Comprehensive Income.

          In February 2008, the Company agreed with the Trustees of the U.K. Pension Plan to cease advance funding of future discretionary benefit increases to retirees. As a result, an updated actuarial valuation was prepared as of February 29, 2008 to reflect this change. Beginning in 2008, on an annual basis, the Company, in consultation with the Trustees, will consider an appropriate level of funding of discretionary benefit increases for that particular year depending on specific objective criteria related to the financial status of the Company and the U.K. Pension Plan.

          In addition to the change discussed above, certain of the Company’s other actuarial assumptions were updated to reflect current market conditions. The table below summarizes the actuarial assumptions used in both valuations:

Benefit Obligation	February 29, 2008	January 1, 2008

Weighted average discount rate	6.40%	5.70%
Weighted average rate of compensation increase	5.30%	5.20%

Weighted average discount rate	5.70%	5.70%
Weighted average rate of compensation increase	5.20%	5.20%
Weighted average expected long-term rate of return on plan assets	8.40%	7.90%

          The updated valuation as of February 29, 2008 resulted in an actuarial gain of approximately $54 million ($38.9 million, net of taxes), recognized in Comprehensive Income (see Note 15), and a corresponding increase in Pension Assets. The following table summarizes the funded status of the U.K. Pension Plan as of March 31, 2008:

March 31, 2008

Benefit obligation	$247,113
Fair value of plan assets	315,963

Funded status:
Net pension asset recognized	$68,850

          As of December 31, 2007, the Company’s pension asset related to its U.K. Pension Plan was $14 million. As of March 31, 2007, the Company’s pension liability related to its U.K. Pension Plan was $53.5 million.

          For the three months ended March 31, 2008 and 2007, the components of net pension cost related to the U.K. Pension Plan are:

	Three Months Ended March 31,

	2008	2007

	(Thousands of dollars)
Service cost	$1,442	$2,061
Interest cost	4,294	4,082
Expected return on plan assets	(6,209)	(4,896)
Amortization of actuarial loss	3	1,500
Amortization of prior service cost	78	21

Net pension (benefit) cost	$(392)	$2,768

          The table below details the amounts in accumulated other comprehensive income expected to be recognized as components of net pension cost, net of taxes, for the year ended December 31, 2008 (in thousands of dollars):

Amortization of actuarial loss	$56
Amortization of prior service cost	11

Total	$67

          In 2008, the Company expects to contribute approximately $5.2 million to the U.K. Pension Plan.

11.	Commitments and Contingencies

          Employment Arrangements—As of March 31, 2008, the Company had employment arrangements with nine employees, which expire at various points between August 2008 and June 2011. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses and equity grants, was approximately $15.8 million as of March 31, 2008.

          Lending Commitments—In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $3.1 million at March 31, 2008.

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

          Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At March 31, 2008, the partnership’s carrying value of this inventory was $54.3 million.

          To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. The Company did not loan any such amounts to AMA during the first three months of 2008 or during the year ended December 31, 2007. Additionally, from time to time, the Company transacts with the principal shareholder of ACA in the normal course of its business.

          Noortman Master Paintings B.V. —On June 7, 2006 the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s common stock. If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

          In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s common stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s common stock on the New York Stock Exchange of $27.70 per share on April 30, 2008, the Additional Consideration had a fair value of approximately $13.5 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

          Additionally, the Company acquired NMP subject to a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the note’s three-year term. The first and second installments of €2.1 million ($2.6 million) and €2.1 million ($2.8 million) under the note payable were made on July 26, 2006 and June 7, 2007, respectively. The remaining payments under the note payable are due according to the following schedule: €4.2 million (approximately $6.6 million) on June 7, 2008 and €4.2 million (approximately $6.6 million) on June 7, 2009. As of March 31, 2008, the carrying value of the note payable was $12.8 million, representing the aggregate remaining payments of $13.2 million less the remaining unamortized discount of $0.4 million. The current portion of the note payable ($6.2 million) is recorded in the March 31, 2008 Condensed Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities. The non-current portion of the note payable ($6.6 million) is recorded in the March 31, 2008 Condensed Consolidated Balance Sheet within Other Liabilities.

          (See Notes 8 and 13 for other commitments. See Notes 13, 14 and 19 for other contingencies.)

12.	Gain on Sale of Land and Buildings

          In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex in the U.K., which previously housed an auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007.

13.	Auction Guarantees

          From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction. The Company’s counterparties to these risk sharing arrangements are typically major international art dealers or major art collectors. The Company could be exposed to credit-related losses in the event of nonperformance by these counterparties; however, the Company has not historically experienced any such credit-related losses.

          As of March 31, 2008, the Company had outstanding auction guarantees totaling $301.4 million, the property relating to which had a mid-estimate sales price (1) of $313.8 million. The Company’s financial exposure under these auction guarantees is reduced by $41.9 million as a result of risk sharing arrangements with unaffiliated partners. The property related to such auction guarantees is being offered primarily at auctions in May and June 2008. As of March 31, 2008, $88.9 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 5). As of March 31, 2008, December 31, 2007 and March 31, 2007, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $7.1 million, $4.3 million and $3.9 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

14.	Settlement Liabilities

          In conjunction with the settlement of certain civil litigation related to the investigation by the U.S. Department of Justice (the “DOJ”), the Company and its principal competitor Christie’s International, PLC (“Christie’s”) issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $62.5 million. The Discount Certificates are fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. The court determined that the $62.5 million face value of the Discount Certificates had a fair market value of not less than $50 million, which represented the amount recorded by the Company as Settlement Liabilities in 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period prior to May 15, 2007, the first date at which the Discount Certificates were redeemable for cash. As of March 31, 2008, the face value of unused Discount Certificates that the Company could be required to redeem was $20.9 million, which is reflected as a current liability in the Condensed Consolidated Balance Sheet. Due to the unpredictability of Discount Certificate redemption activity, it is possible that actual future redemptions could be materially less than the carrying value of the related liability, which would result in the reversal of any remaining liability upon the expiration of the Discount Certificates on May 14, 2008.

15.	Comprehensive Income

          The Company’s comprehensive income includes net (loss) income for the period, as well as other comprehensive income, which consists of the change in the foreign currency translation adjustment account and credits related to the amortization of prior service cost and actuarial losses from the U.K. Pension Plan (net of taxes) during the period. For the three months ended March 31, 2008 and 2007, comprehensive income was as follows:

	Three Months Ended March 31,

	2008	2007

Net (loss) income	$(12,395)	$24,334
Foreign currency exchange rate gains	15,306	2,678
Actuarial gains related to the U.K. Penion Plan, net of taxes (see Note 10)	38,920	—
Amortization of prior service cost and actuarial losses related to the U.K. Pension Plan, net of taxes	60	1,064

Comprehensive income	$41,891	$28,076

16.	Share-Based Payments and Dividends

          Stock Compensation Expense —For the three months ended March 31, 2008 and 2007, the Company recorded stock compensation expense totaling $8.3 million ($5.3 million, after tax) and $5.7 million ($3.7 million, after tax), respectively.

          For the three months ended March 31, 2007, net cash provided by financing activities included $8 million due to excess tax benefits from share-based payment arrangements.

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”) are exercisable into authorized but unissued shares of the Company’s common stock. Stock options generally expire ten years after the date of grant and generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). As of March 31, 2008, 0.5 million shares of common stock were available for issuance under the 1997 Stock Option Plan for new stock option grants.

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

No stock options were granted in 2007 or through the first three months of 2008.

          Changes in the number of stock options outstanding during the three months ended March 31, 2008 were as follows (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	962	$16.64
Exercised	(10)	$19.00

Outstanding at March 31, 2008	952	$16.62	3.8 years	$10,654

Exercisable at March 31, 2008	927	$16.65	3.8 years	$10,347

          No stock options expired or were canceled during the three months ended March 31, 2008.

          The total intrinsic value for stock options exercised during the three months ended March 31, 2008 and 2007 was approximately $0.1 million and $13.6 million, respectively. The Company expects its remaining unvested stock options to vest.

          For the three months ended March 31, 2008, the amount of cash received from the exercise of stock options was approximately $0.2 million. For the three months ended March 31, 2007, the amount of cash received from the exercise of stock options was $8.6 million and the related tax benefit was $4.4 million.

          Restricted Stock—In February 2003, the Compensation Committee approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company’s capital structure following a recapitalization transaction that was completed September 7, 2005. The purpose of the Restricted Stock Plan is to enable the Company to retain valued employees and to continue to attract the finest executives.

          The Restricted Stock Plan provides for the issuance of restricted shares of common stock to eligible employees, as determined by the Compensation Committee. In making such awards, the Compensation Committee may take into account the nature of the services rendered by such employees, their present and potential contributions to the Company’s success, and such other factors as the Compensation Committee in its discretion deems relevant.

          Restricted stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) vest ratably over a three-year period and restricted shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the satisfaction of certain Company performance or market-based criteria, as well as continued employment during the vesting periods. Prior to vesting, participants have voting rights and generally receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. As of March 31, 2008, 2.6 million shares remained available for future grants.

          Stock-based compensation expense related to restricted stock shares issued pursuant to the Company’s Restricted Stock Plan is determined based on the closing fair value of the shares issued on the business day immediately prior to the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

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

          Changes in the number of outstanding restricted stock shares during the three months ended March 31, 2008 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value

Balance at January 1, 2008	2,286	$29.05
Restricted shares granted	1,007	$30.87
Restricted shares vested	(592)	$22.99
Restricted shares canceled	(6)	$40.24

Balance at March 31, 2008	2,695	$31.02

          The total fair value of restricted stock shares that vested during the three months ended March 31, 2008 and 2007 was $18.2 million and $17 million, respectively, based on the closing stock price on the dates the shares vested. The Company expects substantially all of its remaining unvested shares of restricted stock to vest.

          As of March 31, 2008, unrecognized compensation cost related to the unvested portion of the Company’s stock-based compensation was $51.7 million and is expected to be recognized as compensation expense over a weighted-average period of approximately 3.0 years. The Company does not capitalize any compensation cost related to share-based compensation awards to employees.

          Dividends — On February 26, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million) that was paid to shareholders of record as of March 7, 2008 on March 15, 2008. On May 6, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million) to be paid on June 13, 2008 to shareholders of record on May 31, 2008.

17.	Variable Interest Entity

          As of March 31, 2008, an art dealer with whom the Company’s Finance segment has outstanding loans of approximately $2.6 million and to whom the Company provides management consulting services met the definition of a variable interest entity (“VIE”) under FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised. As of March 31, 2008, the Company was the primary beneficiary of this entity and, as a result, had consolidated this entity as part of the Dealer segment. Included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2008 is inventory with a carrying value of approximately $3.5 million. This inventory consists entirely of artwork and is the collateral for the $2.6 million in loans that were outstanding as of March 31, 2008. The Company accounts for its interest in this entity on a quarterly lag applied on a consistent basis. The Company has no equity investment in this entity.

          The $2.6 million loan owed by the entity to the Company was due on April 30, 2008. The Company expects to collect this amount in the second quarter of 2008. Upon settlement of this loan, the Company’s existing arrangements with this entity will terminate, and it will no longer be consolidated as part of the Company’s Dealer segment.

18.	Derivative Financial Instruments

          The Company predominantly utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated future guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception. Additionally, in the first quarter of 2008, the Company purchased a foreign currency option contract to hedge the foreign currency risk associated with an amount that may become payable as a result of a future auction. Exposures related to such foreign currency risks are centrally managed by the Company’s global treasury function. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair value, which is based on referenced market rates. Changes in the fair value of the Company’s derivative financial instruments are recognized in the Condensed Consolidated Income Statements within Other Income (Expense).

          As of March 31, 2008 and December 31, 2007, the Condensed Consolidated Balance Sheets included assets of $5.4 million and $0.5 million, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding derivative financial instruments on that date. As of March 31, 2007, the Condensed Consolidated Balance Sheets included a liability of $0.8 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

19.	Uncertain Tax Positions

          As of March 31, 2008, the Company’s liability for unrecognized tax benefits was $23.8 million, which represents a decrease of approximately $8.8 million (with no impact on the effective tax rate) when compared to December 31, 2007. This decrease is predominately the result of a change in the Company’s tax accounting method related to inventory valuation. As of March 31, 2007, the Company’s liability for unrecognized tax benefits was $16.8 million.

          As of March 31, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate is $19.3 million and $12.5 million, respectively. In addition, the Company believes that it is reasonably possible that a further decrease of $6.5 million in its liability for unrecognized tax benefit may occur within 12 months of the March 31, 2008 balance sheet date as a result of expected settlements with the taxing authorities, primarily in respect of ongoing tax audits for U.S. federal and New York City jurisdictions.

          The Company and its U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions. The Company’s tax years are open for federal audit from 1998, for New York State from 2004, for New York City from 1997, and for California from 2002. The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Years still open to examination by foreign tax authorities include Hong Kong for 1998 and from 2001, and the United Kingdom from 2004.

          The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2008, the Company decreased its accrual for such interest by approximately $0.3 million due to the change in the tax accounting method relating to inventory valuation discussed above. For the three months ended March 31, 2007, the Company increased its accrual for such interest by approximately $0.1 million. The Company does not anticipate that it will be subject to penalties.

20.	Fair Value Measurements

          As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which, among other things, requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value. Additionally, SFAS No. 157 provides a single definition of fair value and establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value.

          In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 as it applies to Company’s non-financial assets and liabilities to January 1, 2009. Management is evaluating the impact of adopting SFAS No. 157 as it relates to non-financial assets and liabilities.

          Assets and liabilities measured and reported at fair value are classified and disclosed according to one of the following categories:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

•

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value may be determined through the use of models or other valuation methodologies.

•

Level 3 — Pricing inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

          Certain of the Company’s assets and liabilities are reported or disclosed at fair value. The table below provides fair value measurement information for such assets and liabilities as of March 31, 2008.

			Fair Value Measurements Using:

	Carrying Value	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In Thousands)

Assets:
Foreign currency option contract	$5,521	$5,521	$—	$5,521	$—
Trust assets related to the deferred compensation liability	$37,535	$37,535	$136	$37,399	$—
Liabilities:
Senior unsecured debt	$99,913	$98,000	$98,000	$—	$—
Foreign currency forward exchange contracts	$120	$120	$120	$—	$—

Level 1 Fair Value Measurements

          Trust assets related to the deferred compensation liability (the “Trust”) — The fair values of certain mutual funds held as investments by the Trust are based on quoted market prices. Trust assets also include cash, the carrying value of which approximates fair value.

          Senior unsecured debt — The Company’s senior unsecured debt is publicly traded in an established market. The fair value of this debt is based on a quoted market price at March 31, 2008.

          Foreign currency forward exchange contracts—The fair value of foreign currency forward exchange contracts is based on referenced market rates.

Level 2 Fair Value Measurements

          Foreign currency option contract—The fair value of the Company’s foreign currency option contract is based upon a standard option pricing model.

          Trust assets related to the deferred compensation liability — Trust assets include certain mutual funds that invest in highly liquid, short-term investments that are valued at amortized cost, which approximates fair value. Trust assets also include investments held within Company-owned variable life insurance policies, the fair value of which is based upon the prices of comparable publicly traded mutual funds. Trust assets also include insurance contracts, the fair value of which is stated in the underlying contract.

21.	York Property

          On February 7, 2003, the Company sold the York Property to an affiliate of RFR Holding Corp. (“RFR”) and entered into an agreement to lease it back from RFR for an initial 20-year term, with options to extend the lease for two additional 10-year terms. On January 11, 2008, the Company entered into a contract to reacquire the York Property from an affiliate of RFR for an aggregate purchase price of $370 million. The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property and a combination of available cash resources, possible future borrowings and/or possible long-term financing. On April 28, 2008, the Company received conditional approval from the lenders to assume the York Property mortgage obligation. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. Due to the scheduled increase in the annual interest rate and some other terms of the agreement subsequent to July 1, 2015, it is the Company’s intention to pre-pay the mortgage on or about July

1, 2015. The Company has made an upfront payment to the seller of $50 million on January 11, 2008, which is refundable under certain conditions. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place on July 1, 2009, subject to RFR’s option to accelerate the closing date. An accelerated closing date would be ninety days after the date on which RFR exercised this option.

          When the transaction is closed, the existing York Property capital lease obligation of $168.6 million and the related $129 million net capital lease asset, as well as a $16.8 million deferred gain will be derecognized in the Company’s Consolidated Balance Sheet and the net effect will be deducted from the cost recorded in the Company’s Consolidated Balance Sheet. As a result, the land and building acquired will be recorded on the Company’s Consolidated Balance Sheet at an amount in the range of approximately of $320 million.

22.	Recently Issued Accounting Standards

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008 for companies that elect to adopt this standard. Management has not elected to adopt this standard.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the condensed consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on the Company’s consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” Effective for the Company as of January 1, 2009, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Management is evaluating the impact of adopting SFAS No. 161 on the Company’s consolidated financial statements.

          See Note 20 for disclosure regarding FASB FSP 157-2, “Effective Date of FASB Statement No. 157.”

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

          The worldwide art auction market has two principal selling seasons, spring and autumn. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters of each year. Consequently, first and third quarter results have historically reflected lower Net Auction Sales (as defined below under “Key Performance Indicators”) when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of the Company’s operating expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

          Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

          As a result of the seasonality of the Auction business, first quarter results typically reflect a net loss. For the three months ended March 31, 2008, the Company reported a net loss of ($12.4) million compared to net income of $24.3 million reported for the first quarter of 2007, which was only the Company’s second profitable first quarter since 1990.

          The unfavorable comparison versus the prior year is principally the result of an $18.6 million, or 17%, decrease in auction commission revenues primarily attributable to lower auction commission margins (13.6% in the first quarter of 2008 versus 16.6% in the first quarter of 2007). The lower auction commission margins are in part a reflection of the risk reduction strategies employed by management to lower the Company’s auction guarantee risk in response to an uncertain economic environment (see “Auction Commission Margin” below). Also unfavorably impacting auction commission margins during the period was an increase in sales of higher value works of art consistent with the Company’s long-term strategic objectives, as well as increased competition for consignments. The comparison of the Company’s results to the prior period is also significantly impacted by a higher level of operating expenses in the current year.

          In addition, the Company’s results for the first quarter of 2007 were significantly impacted by a one-time benefit of $20 million related to an insurance recovery and a $4.8 million gain on the sale of land and buildings, partially offset by $15 million in impairment charges related to goodwill and intangible assets.

          Partly as a result of the factors discussed above that unfavorably impacted auction commission margins in the first quarter of 2008, the Company is announcing a buyer’s premium rate increase, effective June 1, 2008. Generally, the new pricing structure will be 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million. The current buyer’s premium rate structure, which has been in effect since September 1, 2007, is 25% on the first $20,000 of hammer price; 20% on the portion of hammer price above $20,000 up to and including $500,000; and 12% on any remaining amount over $500,000.

          Auction sales to date continue to be strong, reflecting the steady and ongoing demand for great works of art against a turbulent backdrop of global economic uncertainty. The Company’s lower first quarter results are based on a higher level of operating expenses, combined with lower auction commission margins, and are not a reflection of a diminished marketplace. However, because of the pressures on the Company’s auction commission margins, management will be challenging the Company’s expense levels in the coming months. (See statement on Forward Looking Statements.)

          A more detailed discussion of each of the significant factors impacting the Company’s results for the three months ended March 31, 2008 and the comparison to the prior period is provided below.

          The Company’s results for the three months ended March 31, 2008 and 2007 are summarized below (in thousands of dollars):

	Three Months Ended
	March 31,		Favorable/(Unfavorable)

	2008	2007	$ Change	% Change

Revenues:
Auction and related revenues	$107,938	$129,817	($21,879)	(16.9%)
Finance revenues	3,512	4,780	(1,268)	(26.5%)
Dealer revenues	16,685	11,847	4,838	40.8%
License fee revenues	591	580	11	1.9%
Other revenues	535	375	160	42.7%

Total revenues	129,261	147,399	(18,138)	(12.3%)
Expenses **	147,671	134,655	(13,016)	(9.7%)

Operating (loss) income	(18,410)	12,744	(31,154)	*
Net interest expense	(5,338)	(4,812)	(526)	(10.9%)
Insurance recovery	—	20,000	(20,000)	(100.0%)
Other income	2,623	1,679	944	56.2%

(Loss) income before taxes	(21,125)	29,611	(50,736)	*
Income tax (benefit) expense	(7,493)	5,986	13,479	*
Equity in earnings of investees, net of taxes	1,237	709	528	74.5%

Net (loss) income	($12,395)	$24,334	($36,729)	*

Key performance indicators:
Aggregate Auction Sales (a)	$781,549	$775,489	$6,060	0.8%
Net Auction Sales (b)	$675,684	$665,915	$9,769	1.5%
Private Sales (c)	$114,437	$161,446	($47,009)	(29.1%)
Consolidated sales (d)	$912,671	$948,782	($36,111)	(3.8%)
Auction commission margin (e)	13.6%	16.6%	N/A	(18.1%)
Average loan portfolio (f)	$170,105	$185,147	$(15,042)	(8.1%)

Legend:

*	Represents a change in excess of 100%.

**	Expenses for the three months ended March 31, 2007 include an impairment loss of $15 million related to goodwill and intangible assets and a $4.8 million gain on the sale of land and buildings.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by the Company.

(d)	Consolidated Sales is equal to the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the average loan portfolio of the Company’s Finance segment.

Impact of Foreign Currency Translations

          For the three months ended March 31, 2008, foreign currency translations had a net unfavorable impact of approximately $2.4 million on the Company’s loss before taxes. The components of the impact of foreign currency translations are as follows (in thousands of dollars):

Three Months Ended March 31, 2008	Favorable / (Unfavorable)

Total revenues	$2,119
Total expenses	(4,531)

Operating loss	(2,412)
Net interest expense and other	(21)

Impact of foreign currency translations on loss before taxes	$(2,433)

Revenues

          For the three months ended March 31, 2008 and 2007, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended March 31,	2008	2007	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$92,219	$110,788	$(18,569)	(16.8%	)
Auction expense recoveries	1,425	2,564	(1,139)	(44.4%	)
Private sale commissions	11,184	11,867	(683)	(5.8%	)
Principal activities	(1,638)	773	(2,411)	*
Catalogue subscription revenues	1,756	1,994	(238)	(11.9%	)
Other	2,992	1,831	1,161	63.4%

Total auction and related revenues	107,938	129,817	(21,879)	(16.9%	)

Other revenues:
Finance revenues	3,512	4,780	(1,268)	(26.5%	)
Dealer revenues	16,685	11,847	4,838	40.8%
License fee revenues	591	580	11	1.9%
Other	535	375	160	42.7%

Total other revenues	21,323	17,582	3,741	21.3%

Total revenues	$129,261	$147,399	$(18,138)	(12.3%	)

Auction and Related Revenues

          For the three months ended March 31, 2008, auction and related revenues decreased $21.9 million, or 17%, to $107.9 million, when compared to the same period in the prior year. This decrease is almost entirely due to lower auction commission revenues, as discussed in more detail below.

          Auction Commission Revenues—For the three months ended March 31, 2008, despite a slight increase in Net Auction Sales, auction commission revenues decreased $18.6 million, or 17%, to $92.2 million when compared to the same period in the prior year principally due to an 18% reduction in auction commission margin (from 16.6% to 13.6%). See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.

          Net Auction Sales—For the three months ended March 31, 2008, Net Auction Sales increased $9.8 million, or 2%, to $675.7 million, when compared to the same period in the prior year. This increase is primarily attributable to the following factors:

•	A $130.3 million, or 40%, improvement in results from the winter Impressionist and Contemporary Art sales in London.

•

A $37.9 increase in Contemporary Art sales in New York solely due to the (RED) charity auction, the proceeds of which (including Sotheby’s commission revenues) were donated to the United Nations Foundation to support HIV/AIDS relief programs in Africa conducted by The Global Fund to Fight AIDS, Tuberculosis and Malaria. There was no equivalent auction conducted in the first quarter of 2007.

These increases are largely offset by the following factors:

•

A $37.8 million, or 50%, decrease in Asian art sales in New York, largely attributable to the sale of $22.1 million of property consigned by the Albright-Knox Art Gallery in the first quarter of 2007. Also contributing to the decrease in Asian art sales in New York is an overall lower volume of property sold in the first quarter of 2008, which was sold at lower average selling prices when compared to 2007.

•

A $33.6 million, or 34%, decrease in results from the January Old Master Paintings sales in New York. The comparison to the prior period is unfavorably impacted by the sale of Rembrandt’s Saint James the Greater for $23 million in January 2007, for which there was no comparably priced painting sold in the current period in this collecting category.

•

A $52.2 million, or 82%, decrease in single-owner sales. Most notably, prior year first quarter single-owner sales included Net Auction Sales from the Alberto Bruni Tedeschi Collection, which totaled $20.7 million.

          Additionally, included in first quarter 2007 Net Auction Sales was approximately $15 million of sales conducted in the Company’s former Olympia salesroom, in West London, which had traditionally processed material at a substantially lower price point than the Company’s other salesrooms. In line with the Company’s strategic focus on major clients and the related shift in its business portfolio toward high-end consignments, auctions at Olympia were discontinued in the third quarter of 2007.

          Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. In certain situations, auction commission margins are adversely impacted by arrangements whereby auction commissions are shared with consignors or with the Company’s partners in auction guarantees. In an effort to reduce its financial exposure under auction guarantees, the Company may either: (a) share auction commissions with consignors in order to secure high value consignments without issuing auction guarantees or (b) enter into risk sharing arrangements with unaffiliated partners whereby the Company reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission. Additionally, the Company may also share auction commissions with a consignor as part of an auction guarantee, typically in exchange for a portion of the hammer (sale) price in excess of a negotiated amount.

          Effective September 1, 2007, the Company increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium became 25% of the hammer price on the first $20,000, 20% of the hammer price above $20,000 up to and including $500,000 and 12% of any remaining amount over $500,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds are translated into an appropriate fixed local currency amount.

          As detailed in the chart above under “Key Performance Indicators,” for the three months ended March 31, 2008, the Company experienced an 18% decrease (from 16.6% to 13.6%) in auction commission margin when compared to the same period in the prior year. The comparison of auction commission margin to the prior year is unfavorably influenced by the following factors:

•

A change in sales mix, as a more significant portion of Net Auction Sales in the first quarter of 2008 was at the high-end of the Company’s business, which is consistent with the Company’s long-term strategic objectives.

•

An increase in risk reduction arrangements and strategies in an effort to reduce the Company’s exposure to auction guarantees in response to an uncertain economic environment over the last nine months. As discussed above, when management employs such risk reduction arrangements and strategies, the Company shares its auction commissions with consignors or with its partners in auction guarantees.

•	Competitive pressures, which in certain cases have caused the Company to accept lower auction commission margins in order to win consignments.

          These unfavorable factors were partially offset by the impact of the increased buyer’s premium rate structure that became effective in September 2007, as described above.

          Partly as a result of the factors discussed above that unfavorably impacted auction commission margins in the first quarter of 2008, the Company is announcing a buyer’s premium rate increase, effective June 1, 2008. Generally, the new pricing structure will be 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million. The current buyer’s premium rate structure, which has been in effect since September 1, 2007, is 25% on the first $20,000 of hammer price; 20% on the portion of hammer price above $20,000 up to and including $500,000; and 12% on any remaining amount over $500,000.

          Principal Activities—Auction segment principal activities consist mainly of gains or losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is sold at auction, (ii) any writedowns of the carrying value of guaranteed property that initially failed to sell at auction and (iii) any subsequent recoveries or losses on the sale of guaranteed property that failed to sell at auction. To a much lesser extent Auction segment principal activities includes gains or losses related to the sale of other Auction segment inventory, as well as any writedowns in the carrying value of such inventory, which consists mainly of objects obtained incidental to the auction process primarily as a result of defaults by purchasers after the consignor has been paid.

          For the three months ended March 31, 2008, principal activities decreased $2.4 million when compared to the prior year, primarily due to $2.7 million in losses recognized in the first quarter of 2008 related to guaranteed property sold or offered at auctions in April and May of 2008. The auction guarantees related to this property were outstanding as of March 31, 2008 and the losses were quantifiable prior to the filing of this Form 10-Q based on the outcome of the auctions occurring in the second quarter of 2008 and were therefore recorded in the first quarter of 2008. Also unfavorably impacting the comparison to the prior period is less favorable auction guarantee experience related to property offered at auction in the first quarter of 2008. These unfavorable impacts were partially offset by a $1.1 million gain recognized in the first quarter of 2008 on the sale of a guaranteed property that had failed to sell at auction in February of 2007.

          When evaluating the performance of the Company’s portfolio of auction guarantees, management takes into consideration the overall revenues earned on guarantees, which includes auction commission revenues, as well as any subsequent gains or losses on previously guaranteed property reflected in principal activities. On this basis, the Company has never experienced an annual net loss on its portfolio of auction guarantees. Furthermore, the Company’s portfolio of auction guarantees has been materially profitable to date in 2008.

Finance Revenues

          For the three months ended March 31, 2008, Finance revenues decreased $1.3 million, or 27%, to $3.5 million, when compared to the same period in the prior year, principally due to an 8% decrease in the average loan portfolio balance (from $185.1 million to $170.1 million) and lower interest rates earned on the portfolio as a result of lower benchmark interest rates.

Dealer Segment Results

          Dealer Revenues consist of revenues earned from the sale of property held by NMP and objects purchased by the Company for investment purposes, as well as the Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company.

          For the three months ended March 31, 2008 and 2007, total Dealer revenues of $16.7 million and $11.8 million, respectively, were partially offset by $15.9 million and $8.4 million of Dealer cost of sales, respectively, resulting in Dealer gross profit of $0.8 million and $3.5 million, respectively. The lower level of gross profit on Dealer sales when compared to the prior year is largely attributable to $2 million of Dealer inventory writedowns recorded in the first quarter of 2008.

Expenses

          For the three months ended March 31, 2008 and 2007, expenses consist of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended March 31,	2008	2007	$ Change	% Change

Direct costs of services	$13,557	$13,562	$5	0.0%
Dealer cost of sales	15,918	8,365	(7,553)	(90.3%	)
Marketing expenses	5,349	4,167	(1,182)	(28.4%	)
Salaries and related costs	61,171	54,804	(6,367)	(11.6%	)
General and administrative expenses	45,464	38,048	(7,416)	(19.5%	)
Impairment loss	—	14,979	14,979	100.0%
Depreciation and amortization expense	6,212	5,482	(730)	(13.3%	)
Gain on sale of land and buildings	—	(4,752)	(4,752)	(100.0%	)

Total expenses	$147,671	$134,655	($13,016)	(9.7%	)

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

          For the three months ended March 31, 2008, direct costs of services were unchanged when compared to the prior period. In the first quarter of 2008, direct costs from single-owner sales decreased $1.4 million when compared to the prior year, and the Company had more favorable experience with property loss and damage claims in the current period. The impact of these factors was entirely offset by higher sale promotion and traveling exhibition costs for the London Impressionist and Contemporary sales as well as costs related to the (RED) auction, for which there was no comparable charity auction in the prior period.

Marketing Expenses

          Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of cultural institutions.

          For the three months ended March 31, 2008, marketing expenses increased $1.2 million, or 28%, principally due to the timing of sponsorships of certain museums in the United States and the United Kingdom, as well as higher costs to promote the Sotheby’s brand in Europe. Also contributing to the increase in marketing expenses are costs associated with the Sotheby’s World Elite and World MasterCard® programs, for which there were no comparable costs in the prior period. The impact of these increases was partially offset by the costs of several strategic client service initiatives incurred in the first quarter of 2007, for which there were no comparable costs in the current period.

Salaries and Related Costs

          For the three months ended March 31, 2008 and 2007, salaries and related costs consist of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three months ended March 31,	2008	2007	$ Change	% Change

Full-time salaries	$35,693	$30,405	($5,288)	(17.4%)
Employee benefits	4,977	8,610	3,633	42.2%
Payroll taxes	5,598	4,515	(1,083)	(24.0%)
Incentive bonus costs	2,908	2,606	(302)	(11.6%)
Stock compensation expense	8,175	5,223	(2,952)	(56.5%)
Option Exchange	216	504	288	57.1%
Other *	3,604	2,941	(663)	(22.5%)

Total salaries and related costs	$61,171	$54,804	($6,367)	(11.6%)

Legend:
* Principally includes the cost of temporary labor and overtime.

          For the three months ended March 31, 2008, salaries and related costs increased $6.4 million, or 12%, to $61.2 million, when compared to the same period in the prior year. This increase is principally due to higher levels of full-time salaries and stock compensation costs, partially offset by lower employee benefit costs. See discussion below for an explanation of the significant factors contributing to the overall increase in salaries and related costs. In addition to these factors, for the three months ended March 31, 2008, salaries and related costs increased $1.7 million as a result of movements in foreign currency exchange rates.

          Full-Time Salaries—For the three months ended March 31, 2008, full-time salaries increased $5.3 million, or 17%, when compared to the same period in the prior year. This increase is principally due to strategic headcount additions, as well as limited salary increases to existing employees. Additionally, full-time salaries were unfavorably impacted by changes in foreign currency exchange rates, which contributed $1.1 million to the overall increase.

          Stock Compensation Expense—For the three months ended March 31, 2008, stock compensation expense (excluding costs related to the Option Exchange) increased $3 million, or 57%, when compared to the same period in the prior year. This increase is attributable to the following factors:

•

Incremental costs related to a higher value of Executive Bonus Plan (“EBP”) restricted stock awarded in February 2008 when compared to the 2007 EBP award due to the significant improvement in the Company’s 2007 operating results. The value of EBP restricted stock grants are based on the Company’s financial performance in the fiscal year prior to the date of grant.

•

Incremental costs related to restricted stock grants in February 2008 to a broader base of employees than in prior years, as part of the Company’s new incentive compensation structure that is being initiated in 2008 to be aligned with the Company’s client-focused strategic initiatives. Under this new structure, such restricted stock grants, although at the sole discretion of the Compensation Committee, are awarded in relation to prior year Company profitability and are subject to future service requirements.

•	The incremental impact of costs related to restricted stock awarded in 2007.

          For the year ending December 31, 2008, stock compensation expense is expected to increase approximately $6 million when compared to 2007 to a total of approximately $33 million, principally due to the restricted stock awards described above.

          Employee Benefit Costs—Employee benefits include the cost of the Company’s retirement plans and its health and welfare programs, as well as employee severance costs. The Company’s material retirement plans include a defined benefit pension plan covering most of its U.K. employees and defined contribution and deferred compensation plans for its U.S. employees. Generally, the level of employee benefit costs is dependent upon movements in headcount and compensation levels, as well as the Company’s financial performance. Additionally, expenses related to the U.K. Pension Plan are significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Furthermore, costs related to the U.S. Sotheby’s Deferred Compensation Plan (the “DCP”) vary directly with the performance of various participant deemed investment funds.

          In February 2008, the Company agreed with the Trustees of the U.K. Pension Plan to cease advance this funding of future discretionary benefit increases to retirees. As a result, an updated actuarial valuation was prepared as of February 29, 2008 reflecting this change. Beginning in 2008, on an annual basis, the Company, in consultation with the Trustees, will consider an appropriate level of funding of discretionary benefit increases for that particular year depending on specific objective criteria related to the financial status of the Company and the U.K. Pension Plan. In addition, management, in consultation with the Trustees, is continuing to review other options to further improve the financial status of the U.K. Pension Plan.

          For the three months ended March 31, 2008, employee benefit costs decreased $3.6 million, or 42%, when compared to the same period in the prior year. This decrease is primarily attributable to the following factors:

•

A $3.2 million decrease in costs related to the Company’s U.K. Pension Plan primarily due to a change in the interest rate and credit markets that resulted in a higher discount rate assumption used to calculate pension costs in the first quarter of 2008 when compared to the prior period.

•

A $0.5 million decrease in employee severance costs, primarily due to costs incurred in the first quarter 2007 as a result of strategic initiatives that resulted in staff reductions in certain lower end sales categories in New York, London and Amsterdam.

•	A $1.2 million decrease in costs associated with the Company’s U.S. deferred compensation plan due to less favorable performance in deemed participant investments.

          The overall decrease in employee benefits in the first quarter of 2008 was partially offset by the impact of the headcount and salary increases discussed above.

          For the year ended December 31, 2008, employee benefit costs related to the U.K. Pension Plan are expected to decrease approximately $16 million when compared to 2007 primarily as a result of the changes in assumptions used in the most recent actuarial valuation, as discussed above. (See statement on Forward Looking Statements.)

General and Administrative Expenses

          For the three months ended March 31, 2008, general and administrative expenses increased $7.4 million, or 20%, to $45.5 million, when compared to the same period in the prior year. During the period, general and administrative expenses increased approximately $1.1 million, as a result of unfavorable movements in foreign currency exchange rates. The remainder of the overall increase is largely attributable to the following factors:

•

A $3.5 million, or 30%, increase in professional fees, which is partially attributable to an approximately $1 million increase in costs associated with the Company’s outsourced tax compliance function. To a lesser extent, also contributing to the increase are higher consulting, audit and legal fees.

•

A $1.7 million, or 28%, increase in travel and entertainment costs principally due to a higher level of travel in pursuit of business opportunities and in response to the increasing globalization of the Company’s client base. Also contributing to the increase in travel and entertainment costs are price increases for airfares and other travel costs.

•	A $0.8 million increase in facilities and office related expenses.

Impairment Loss and Insurance Recovery

          As a result of Mr. Noortman’s death, in the first quarter of 2007, the Company recorded an impairment loss of approximately $15 million in the Dealer segment related to NMP’s goodwill ($7.3 million), customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). (See Notes 6 and 7 of Notes to Condensed Consolidated Financial Statements.)

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

          There were no comparable events in the first quarter of 2008.

Gain on Sale of Land and Buildings

          In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex, which previously housed a U.K. auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007, for which there was no comparable transaction or gain in the current period.

Net Interest Expense

          Net interest expense increased $0.5 million when compared to the prior year due to lower average cash and short-term investment balances, as well as a higher level of outstanding borrowings during the first quarter of 2008. This was the result of the funding requirements for new consignor advances, the timing of the settlement of certain client receivables and the $50 million upfront payment as part of the contract to reacquire the York Property. (See “York Property” and “Liquidity and Capital Resources” below and Notes 8 and 14 of Notes to Condensed Consolidated Financial Statements.)

Income Tax (Benefit) Expense

          For the three months ended March 31, 2008, the Company’s effective tax rate was approximately 35.5% as compared to approximately 20.2% in the prior year. This increase is principally due to the $20 million non-taxable insurance recovery recognized in the first quarter of 2007 related to the key man life insurance policy covering Robert C. Noortman partially offset by the $15 million non-deductible impairment loss related to Noortman Master Paintings recognized in the first quarter of 2007 (see “Impairment Loss and Insurance Recovery” above). The increase in the effective tax rate versus the prior year is also impacted by an increase in state and local taxes in the first quarter of 2008 resulting from the reduction in the second quarter of 2007 of the valuation allowance related to state operating losses and other deferred tax assets.

FINANCIAL CONDITION AS OF MARCH 31, 2008

          This discussion should be read in conjunction with the Company’s Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

          For the three months ended March 31, 2008, total cash and cash equivalents decreased $279.4 million primarily due to the factors discussed below.

          Cash Used by Operating Activities—Net cash used by operating activities of $161.2 million for the three months ended March 31, 2008 is principally the result of the following factors:

•	A $79.3 million decrease in accounts payable and accrued liabilities, mostly due to the funding of incentive bonuses accrued in 2007.

•

A $39.3 million net decrease in amounts owed to clients primarily due to the timing and settlement of auction sales that occurred over the last six months (see Note 5 of Notes to Condensed Consolidated Financial Statements).

•	Approximately $38 million in tax payments made in the first quarter of 2008.

•

The purchase of $6.6 million in assets held in a rabbi trust to fund the liability related to the Sotheby’s Deferred Compensation Plan (see Note 9 of Notes to Condensed Consolidated Financial Statements).

          Cash Used by Investing Activities—Net cash used by investing activities of $153.8 million for the three months ended March 31, 2008 is principally due to a $104.4 million net increase in client loans, primarily as a result of a significant increase in short-term consignor advances related to auction guarantees, a $50 million deposit related to the purchase of the York Property (as discussed below) and capital expenditures of $5.6 million. These investing cash outflows are minimally offset by $3.8 million in distributions received from equity investees.

          Cash Provided by Financing Activities—Net cash provided by financing activities of $34.6 million for the three months ended March 31, 2008 is principally due to net proceeds from credit facility borrowings of $45 million partially offset by $10.2 million in dividend payments.

SHARES OUTSTANDING

          As a result of restricted stock granted and vested over the last 15 months, management expects weighted average diluted shares outstanding for the six months ended June 30, 2008 to be in the range of approximately 66.8 million. (See statement on Forward Looking Statements.)

YORK PROPERTY

          On February 7, 2003, the Company sold the land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) and leased it back from the buyer for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease. Additionally, the sale of the York Property resulted in a deferred gain of $22.7 million, which is being amortized on a straight-line basis against depreciation expense over the initial 20-year lease term. As of March 31, 2008, the remaining deferred gain related to the sale-leaseback transaction was approximately $16.8 million.

          On February 7, 2003, the Company sold the York Property to an affiliate of RFR Holding Corp. (“RFR”) and entered into an agreement to lease it back from RFR for an initial 20-year term, with options to extend the lease for two additional 10-year terms. On January 11, 2008, the Company entered into a contract to reacquire the York Property from an affiliate of RFR for an aggregate purchase price of $370 million. The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property and a combination of available cash resources, possible future borrowings and/or possible long-term financing. On April 28, 2008, the Company received conditional approval from the lenders to assume the York Property mortgage obligation. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. Due to the scheduled increase in the annual interest rate and some other terms of the agreement subsequent to July 1, 2015, it is the Company’s intention to pre-pay the mortgage on or about July 1, 2015. The Company made an upfront payment to the seller of $50 million on January 11, 2008, which is refundable under certain conditions. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place on July 1, 2009, subject to RFR’s option to accelerate the closing date. An accelerated closing date would be ninety days after the date on which RFR exercised this option.

          When the transaction is closed, the existing York Property capital lease obligation of $168.6 million and the related $129 million net capital lease asset, as well as the $16.8 million deferred gain will be derecognized in the Company’s Consolidated Balance Sheet and the net effect will be deducted from the cost recorded in the Company’s Consolidated Balance Sheet. As a result, the land and building acquired will be recorded on the Company’s Consolidated Balance Sheet at an amount in the range of approximately of $320 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes the Company’s material contractual obligations and commitments as of March 31, 2008:

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
Senior unsecured debt (1)
Principal payments	$100,000	$100,000	$—	$—	$—
Interest payments	6,900	6,900	—	—	—

Sub-total	106,900	106,900	—	—	—

Other commitments:
York Property capital lease (2)	345,562	19,600	41,274	43,054	241,634
Operating lease obligations (3)	90,165	18,964	24,448	12,863	33,890
Discount Certificates (4)	20,943	20,943	—	—	—
Note payable to Arcimboldo (5)	13,144	6,572	6,572	—	—
Employment arrangements (6)	15,800	6,495	8,485	820	—
Uncertain tax positions (7)	6,488	6,488	—	—	—

Sub-total	492,102	79,062	80,779	56,737	275,524

Total	$599,002	$185,962	$80,779	$56,737	$275,524

(1)

Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s senior unsecured debt. (See “Liquidity and Capital Resources” below and Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the Company’s credit arrangements.)

(2)	Represents the rental payments due under the capital lease obligation for the York Property. See “York Property” above.

(3)	Represents rental payments due under the Company’s operating lease obligations.

(4)

Represents the remaining outstanding face value of the Discount Certificates that were distributed in conjunction with the settlement of certain civil antitrust litigation, which are fully redeemable in connection with any auction that is conducted by the Company or Christie’s in the U.S. or in the U.K. The Discount Certificates may be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. The Discount Certificates will expire on May 14, 2008 and cannot be redeemed subsequent to that date; however, any unused Discount Certificates may be redeemed for cash at their face value at any time between May 15, 2007 and May 14, 2008. Due to the unpredictability of Discount Certificate redemption activity, it is possible that actual future redemptions could be materially less than the carrying value of the related liability, which would result in the reversal of any remaining liability upon the expiration of the Discount Certificates on May 14, 2008.

(5)	Represents payments due under the sale and purchase agreement related to the acquisition of Noortman Master Paintings, B.V. (see Note 11 of Notes to Condensed Consolidated Financial Statements).

(6)

Represents the remaining commitment for future salaries as of March 31, 2008 related to employment arrangements with nine employees, which expire at various points between August 2008 and June 2011, excluding incentive bonuses and equity grants. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, and continuation of benefits upon termination of employment under certain circumstances (See Note 11 of Notes to Condensed Consolidated Financial Statements.)

(7)

The Company’s liability for uncertain tax positions that would be settled by cash payments to the respective taxing authorities is $11.3 million, of which $6.5 million is classified as current and $4.8 million is classified as long-term in the Condensed Consolidated Balance Sheets. The long-term portion is excluded from the contractual obligations table above as the Company is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See “Uncertain Tax Positions” below for more detailed information.)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

          From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction. The Company’s counterparties to these risk sharing arrangements are typically major international art dealers or major art collectors. The Company could be exposed to credit-related losses in the event of nonperformance by these counterparties; however, the Company has not historically experienced any such credit-related losses.

          As of March 31, 2008, the Company had outstanding auction guarantees totaling $301.4 million, the property relating to which had a mid-estimate sales price (1) of $313.8 million. The Company’s financial exposure under these auction guarantees is reduced by $41.9 million as a result of risk sharing arrangements with unaffiliated partners. The property related to such auction guarantees is being offered primarily at auctions in May and June 2008. As of March 31, 2008, $88.9 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 5). As of March 31, 2008, December 31, 2007 and March 31, 2007, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $7.5 million, $4.3 million and $3.9 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          As of May 8, 2008, the Company had outstanding auction guarantees totaling $232.5 million, the property relating to which had a mid-estimate sales price (1) of $239.9 million. The Company’s financial exposure under these auction guarantees is reduced by $42.6 million as a result of arrangements with unaffiliated third parties. The property related to such auction guarantees is being offered primarily at auctions in May and June 2008, with the remainder of the property to be offered at auctions in the second half of 2008. As of May 8, 2008, $84.4 million of the guaranteed amount had been advanced by the Company and will be recorded within notes receivable and consignor advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

          In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $3.1 million at March 31, 2008.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company predominantly utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances as well as foreign currency denominated future guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception. Additionally, in the first quarter of 2008, the Company purchased a foreign currency option contract to hedge the foreign currency risk associated with an amount that may become payable as a result of a future auction. Exposures related to such foreign currency risks are centrally managed by the Company’s global treasury function. These contracts are not designated as hedging instruments under Statement of Financial Accounting Standards

(“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair value, which is based on referenced market rates. Changes in the fair value of the Company’s derivative financial instruments are recognized in the Condensed Consolidated Income Statements within Other Income (Expense).

          At March 31, 2008, the Company had $220 million of notional value forward exchange contracts and option contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts and option contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

          As of March 31, 2008 and December 31, 2007, the Condensed Consolidated Balance Sheets included assets of $5.4 million and $0.5 million respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding derivative financial instruments on that date. As of March 31, 2007, the Condensed Consolidated Balance Sheets included a liability of $0.8 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

CONTINGENCIES

          For information related to Contingencies, see Note 11 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

          For information related to Uncertain Tax Positions, see Note 19 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2008, the Company had cash and cash equivalents of $68.9 million. In addition, the Company has a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”) with a total borrowing capacity of $300 million. As of March 31, 2008, there were $45 million in outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $255 million, as calculated in accordance with the borrowing base, as discussed below.

          In December 2007, the BofA Credit Agreement was amended to permit the consummation of the purchase of the York Property (see “York Property” above), including the assumption of a $235 million mortgage on the York Property (which bears interest at an annual rate of approximately 5.6%). In January and April 2008, the BofA Credit Agreement was further amended to provide the Company additional flexibility with respect to future long-term financing arrangements. The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by the Company in the United States and the United Kingdom plus 15% of the Company’s net tangible assets (calculated as total assets less current liabilities, goodwill, intangible assets, unamortized debt discount and eligible loans).

          The BofA Credit Agreement is available through September 7, 2010; provided that in the event that any of the $100 million in senior unsecured debt securities (the “Notes”) issued by the Company in February 1999 are still outstanding on July 1, 2008, then either: (a) the Company shall deposit cash in an amount equal to the aggregate outstanding principal amount of the Notes on such date into an account in the sole control and dominion of BofA for the benefit of the lenders and the holders of the Notes or (b) the Company shall have otherwise demonstrated its ability to redeem and pay in full the Notes; otherwise, the BofA Credit Agreement shall terminate and all amounts outstanding thereunder shall be due and payable in full on July 1, 2008. The Company expects to meet one of these conditions. (See statement on Forward Looking Statements and Note 8 of Notes to Condensed Consolidated Financial Statements for more information related to the Notes.)

          The Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K.

          The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures (as defined in the BofA Credit Agreement) and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio (as defined in the BofA Credit Agreement) of not less than 2.0 and a quarterly leverage ratio of not more than 3.5 for quarters ending December 31, 2007 and thereafter. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in the July 2007 and December 2007 amendments to the BofA Credit Agreement, was $15 million through 2007 and is now $20 million with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. In July 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Additionally, the amount available for distribution as dividend payments was increased at that time. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

          At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three months ended March 31, 2008, the weighted average interest rate incurred by the Company on outstanding borrowings under the BofA Credit Agreement was approximately 5.75%. For the three months ended March 31, 2007, the Company had no borrowings under the BofA Credit Agreement.

          The Company generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements.

          The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, other short-term commitments to consignors, the funding of capital expenditures and the payment of the quarterly dividend, as well as the short-term commitments to be funded on or before March 31, 2009 included in the table of contractual obligations and commitments above, which include the $100 million of senior unsecured debt due to be repaid in February 2009.

          Additionally, as discussed above, on January 11, 2008, the Company entered into a contract to reacquire the York Property for an aggregate purchase price of $370 million. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property, and a combination of available cash resources, possible future borrowings and/or possible future long-term financing. On April 28, 2008, the Company received conditional approval from the lenders to assume the York Property mortgage obligation. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. Due to the scheduled increase in the annual interest rate and some other terms of the agreement subsequent to July 1, 2015, it is the Company’s intention to pre-pay the mortgage on or about July 1, 2015. In January 2008, the Company made an upfront payment to the seller of $50 million, which is refundable under certain conditions. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place on July 1, 2009, subject to RFR’s option to accelerate the closing date. An accelerated closing date would be ninety days after the date on which RFR exercised this option.

          The Company’s long-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, and the funding of capital expenditures, as well as the funding of the Company’s presently anticipated long-term contractual obligations and commitments outlined in the table of contractual obligations and commitments above.

          Management believes that operating cash flows, cash balances and borrowings available under the BofA Credit Agreement through its September 2010 expiration date will be adequate to meet its anticipated short-term and long-term commitments, operating needs and capital requirements. However, as a result of the upcoming February 2009 maturity date for the $100 million in senior unsecured debt, as well as the obligations related to the purchase of the York Property, management is considering various long-term financing options to maintain or enhance the Company’s long-term liquidity and operating flexibility. Management believes that the Company will be able to secure long-term financing under one of these options subject to market conditions. (See statement on Forward Looking Statements.)

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on the Company’s consolidated financial statements.

          In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157, “Fair Value Measurements” as it applies to the Company’s non-financial assets and liabilities to January 1, 2009. Management is evaluating the impact of adopting SFAS No. 157 as it relates to non-financial assets and liabilities. Management is currently evaluating the impact of adopting FASB FSP 157-2 on the Company’s Consolidated Financial Statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” Effective for the Company as of January 1, 2009, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Management is currently evaluating the impact of adopting SFAS No. 161 on the Company’s Consolidated Financial Statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company continually evaluates its market risk associated with its financial instruments and derivative financial instruments (see above) during the course of its business. The Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable and consignor advances, trust assets related to the deferred compensation liability, credit facility borrowings, senior unsecured debt, the deferred compensation liability, the note payable to Arcimboldo (see Note 11 of Notes to Condensed Consolidated Financial Statements) and the liability for the Discount Certificates issued in connection with the settlement of certain civil antitrust litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements.)

          The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company’s cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

          As of March 31, 2008, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $12.8 million.

          The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated auction guarantee obligations. Additionally, in the first quarter of 2008, the Company purchased a foreign currency option contract to hedge foreign currency risk associated with an amount that may become payable to a client as a result of a future auction. At March 31, 2008, the Company had $220 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note 18 of Notes to Condensed Consolidated Financial Statements.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As March 31, 2008, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2008.

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

Strategic Initiatives

          Management is undertaking certain strategic initiatives. The Company’s future operating results are dependent in part on the success of management in implementing the Company’s strategic plans. Implementation of the Company’s strategic plans could unfavorably impact the Company’s short-term operating results. (See statement on Forward Looking Statements.)

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

10.1

Amendment No. 6 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated January 22, 2008.

	10.2	Eighth Amendment to the Agreement of Partnership, dated January 23, 2008, of Acquavella Modern Art, between Sotheby’s Nevada, Inc and Acquavella Contemporary Art.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(i)	On January 14, 2008, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement.”

	(ii)	On February 1, 2008, the Company filed a current report on Form 8-K under Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits.”

(iii)

On February 29, 2008, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition”, Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and Item 9.01, “Financial Statements and Exhibits.”

	(iv)	On March 10, 2008, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date:	May 9, 2008

Exhibit Index

Exhibit No.	Description

10.1

Amendment No. 6 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated January 22, 2008.

10.2	Eighth Amendment to the Agreement of Partnership, dated January 23, 2008, of Acquavella Modern Art, between Sotheby’s Nevada, Inc and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002