Form 10-Q
period 2008-06-30
SOTHEBYS
filed 2008-08-06
CIK 823094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes ☐ No ☒

As of July 29, 2008, there were 67,301,429 outstanding shares of Common Stock, par value $0.10 per share, of the registrant.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:
Auction and related revenues	$290,393	$313,479	$398,331	$443,296
Finance revenues	3,650	4,219	7,162	8,999
Dealer revenues	24,791	20,495	41,476	32,341
License fee revenues	918	822	1,509	1,402
Other revenues	409	492	944	868

Total revenues	320,161	339,507	449,422	486,906

Expenses:
Direct costs of services	35,162	25,780	48,719	39,342
Dealer cost of sales	24,679	17,167	40,597	25,532
Marketing expenses	5,597	4,926	10,946	9,093
Salaries and related costs	71,903	85,090	133,074	139,894
General and administrative expenses	44,328	43,772	89,792	81,821
Depreciation and amortization expense	6,005	5,312	12,217	10,794
Antitrust related matters	(18,385)	—	(18,385)	—
Impairment loss	—	—	—	14,979
Gain on sale of land and buildings	—	—	—	(4,752)

Total expenses	169,289	182,047	316,960	316,703

Operating income	150,872	157,460	132,462	170,203
Interest income	2,064	3,972	3,976	6,694
Interest expense	(8,002)	(7,133)	(15,252)	(14,668)
Insurance recovery	—	—	—	20,000
Other (expense) income	(3,794)	51	(1,171)	1,730

Income before taxes	141,140	154,350	120,015	183,959
Equity in earnings of investees, net of taxes	300	1,040	1,537	1,749
Income tax expense	46,106	48,042	38,613	54,028

Net income	$95,334	$107,348	$82,939	$131,680

Basic earnings per share	$1.47	$1.68	$1.29	$2.08

Diluted earnings per share	$1.46	$1.64	$1.26	$2.02

Basic and diluted weighted average shares outstanding:
Basic	64,663	63,750	64,529	63,453
Diluted	65,390	65,561	65,695	65,319

Cash dividends paid per common share	$0.15	$0.10	$0.30	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	June 30, 2008 (UNAUDITED)	December 31, 2007	June 30, 2007 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$375,443	$348,253	$302,986
Restricted cash	13,622	14,879	13,430
Short-term investments	—	—	20,000
Accounts receivable, net of allowance for doubtful accounts of $4,993, $6,252 and $6,094	1,024,048	835,387	857,010
Notes receivable and consignor advances, net of allowance for credit losses of $1,036, $1,028 and $1,058	117,635	117,642	147,597
Inventory	198,205	205,969	155,603
Deferred income taxes	15,850	15,529	6,983
Income tax receivable	1,759	1,021	523
Prepaid expenses and other current assets	23,753	26,922	24,439

Total Current Assets	1,770,315	1,565,602	1,528,571

Non-Current Assets:
Notes receivable	94,445	58,738	31,811
Fixed assets, net of accumulated depreciation and amortization of $185,664, $178,905 and $168,445	224,746	222,310	221,910
Goodwill	27,802	28,080	26,264
Intangible assets, net of accumulated amortization of $2,992, $1,465 and $662	7,432	5,820	5,988
Equity method investments	18,184	19,860	21,579
Deferred income taxes	76,490	65,948	83,643
Trust assets related to deferred compensation liability	39,992	31,818	30,352
Pension asset	73,859	14,010	—
York Property deposit	50,000	—	—
Other assets	17,073	7,918	7,642

Total Assets	$2,400,338	$2,020,104	$1,957,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$752,372	$773,685	$815,613
Accounts payable and accrued liabilities	130,058	122,896	150,159
Accrued salaries and related costs	28,710	79,579	38,340
Senior unsecured debt, net of unamortized discount of $79	99,921	—	—
Settlement liabilities	—	22,651	28,435
Accrued income taxes	50,473	67,462	61,802
Deferred income taxes	—	—	2,286
Other current liabilities	9,693	8,589	9,820

Total Current Liabilities	1,071,227	1,074,862	1,106,455

Long-Term Liabilities:
Senior unsecured debt, net of unamortized discount of $1,953, $112 and $161	348,047	99,888	99,839
York Property capital lease obligation	165,555	167,190	168,112
Deferred gain on sale of York Property	15,424	15,988	16,552
Pension liabilities	2,391	2,454	57,940
Deferred income taxes	16,830	5,223	11,483
Accrued income taxes	7,839	7,470	3,792
Deferred compensation liability	36,629	31,073	29,252
Other liabilities	3,521	11,939	10,915

Total Liabilities	1,667,463	1,416,087	1,504,340

Commitments and contingencies (see Note 10)
Shareholders’ Equity:
Common Stock, $0.10 par value	6,723	6,647	6,611
Authorized shares at June 30, 2008—200,000,000
Issued and outstanding shares at June 30, 2008—67,310,491
Issued and outstanding shares at December 31, 2007—66,563,771
Issued and outstanding shares at June 30, 2007—66,198,015
Additional paid-in capital	259,661	249,453	226,828
Retained earnings	400,409	338,004	276,626
Accumulated other comprehensive income (loss)	66,082	9,913	(56,645)

Total Shareholders’ Equity	732,875	604,017	453,420

Total Liabilities and Shareholders’ Equity	$2,400,338	$2,020,104	$1,957,760

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(Thousands of dollars)

	Six Months Ended

	June 30, 2008	June 30, 2007

Operating Activities:
Net income	$82,939	$131,680
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization expense	12,217	10,794
Gain on sale of land and buildings	—	(4,752)
Impairment loss	—	14,979
Equity in earnings of investees	(1,537)	(1,749)
Deferred income tax expense (benefit)	3,131	(5,054)
Stock compensation expense	16,755	13,466
Net pension (benefit) expense	(1,695)	4,560
Asset provisions	6,204	2,672
Antitrust related matters	(18,385)	—
Amortization of discount related to antitrust matters	—	958
Excess tax benefits from stock-based compensation	(103)	(11,252)
Other	(1,522)	(533)
Changes in assets and liabilities:
Accounts receivable	(184,051)	(459,330)
Inventory	1,978	(36,963)
Prepaid expenses and other current assets	1,539	(225)
Other long-term assets	(667)	416
Trust assets related to the deferred compensation liability	(7,396)	(28,844)
Settlement liabilities	(4,266)	(18,270)
Due to consignors	(25,579)	247,890
Income tax receivable and deferred income tax assets	(464)	(14,012)
Accrued income taxes and deferred income tax liabilities	(18,932)	61,942
Accounts payable and accrued liabilities and other liabilities	(45,181)	22,572

Net cash used by operating activities	(185,015)	(69,055)

Investing Activities:
Funding of notes receivable and consignor advances	(220,203)	(169,777)
Collections of notes receivable and consignor advances	187,937	204,121
Purchases of short-term investments	—	(314,475)
Proceeds from maturities of short-term investments	—	420,517
Capital expenditures	(13,418)	(7,178)
Proceeds from the sale of land and buildings	—	6,163
Funding of York Property deposit	(50,000)	—
Acquisition, net of cash acquired	(193)	(1,301)
Distributions from equity investees	4,389	4,400
Decrease (increase) in restricted cash	1,556	(1,969)

Net cash (used) provided by investing activities	(89,932)	140,501

Financing Activities:
Proceeds from revolving credit facility borrowings	140,000	—
Repayments of revolving credit facility borrowings	(140,000)	—
Proceeds from 3.125% Convertible Senior Notes, net of debt issuance cost of $5,700	194,300	—
Proceeds from 7.75% Senior Notes, net of debt issuance costs and discount of $4,145	145,855	—
Premiums paid for convertible note hedges	(40,600)	—
Proceeds received from sale of common stock warrants	22,300	—
Dividends paid	(20,332)	(13,287)
Decrease in York Property capital lease obligation	(875)	(789)
Proceeds from exercise of employee stock options	252	12,744
Excess tax benefits from stock-based compensation	103	11,252

Net cash provided by financing activities	301,003	9,920

Effect of exchange rate changes on cash and cash equivalents	1,134	526
Increase in cash and cash equivalents	27,190	81,892
Cash and cash equivalents at beginning of period	348,253	221,094

Cash and cash equivalents at end of period	$375,443	$302,986

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

Income Statement Presentation—Marketing Expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (which include client service initiatives) and the cost of strategic sponsorships of cultural institutions. Prior to the fourth quarter of 2007, corporate marketing expenses were reported in the Condensed Consolidated Income Statements as a component of Direct Costs of Services and the cost of strategic sponsorships was included as a component of General and Administrative Expenses. As a result of the Company’s strategic initiatives, corporate marketing and sponsorship activities have substantially increased over the last three years. Accordingly, the costs of such activities have been combined and separately classified in the Company’s Condensed Consolidated Income Statements as Marketing Expenses. For the three months ended June 30, 2008 and 2007, corporate marketing expenses totaled $4.6 million and $4.4 million, respectively. For the six months ended June 30, 2008 and 2007, corporate marketing expenses totaled $8.8 million and $8.1 million, respectively. For the three months ended June 30, 2008 and 2007, the cost of strategic sponsorships totaled $1.0 million and $0.5 million, respectively. For the six months ended June 30, 2008 and 2007, the cost of strategic sponsorships totaled $2.1 million and $1.0 million, respectively.

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

3. Segment Reporting

The Company’s operations are organized under three reportable segments—Auction, Finance and Dealer. The table below presents the Company’s revenues and income (loss) before taxes by segment for the three and six months ended June 30, 2008 and 2007:

Three months ended June 30, 2008	Auction	Finance	Dealer	All Other	Reconciling items*	Total

	(Thousands of dollars)
Revenues	$290,393	$4,816	$24,791	$1,327	$(1,166)	$320,161
Segment income (loss) before taxes	$124,776	$1,330	$(3,014)	$209	$17,839	$141,140
Three months ended June 30, 2007

Revenues	$313,479	$4,748	$20,495	$1,314	$(529)	$339,507
Segment income (loss) before taxes	$154,864	$266	$1,378	$(89)	$(2,069)	$154,350

Six months ended June 30, 2008	Auction	Finance	Dealer	All Other	Reconciling items*	Total

	(Thousands of dollars)
Revenues	$398,331	$9,020	$41,476	$2,453	$(1,858)	$449,422
Segment income (loss) before taxes	$105,110	$2,426	$(3,431)	$321	$15,589	$120,015
Six months ended June 30, 2007

Revenues	$443,296	$9,955	$32,341	$2,270	$(956)	$486,906
Segment income (loss) before taxes**	$173,655	$1,803	$(12,725)	$406	$20,820	$183,959

*

The reconciling item related to Revenues represents charges between the Finance segment and the Auction segment for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment revenues and in Auction segment direct costs. The reconciling items related to segment income (loss) before taxes are presented in the chart below.

**	For the six months ended June 30, 2007, Dealer segment results include an impairment loss of $15 million related to goodwill and intangible assets (see Notes 5 and 6).

The table below presents income (loss) before taxes for the Company’s segments, as well as a reconciliation of segment income before taxes to consolidated Income Before Taxes for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(Thousands of dollars)
Auction	$124,776	$154,864	$105,110	$173,655
Finance	1,330	266	2,426	1,803
Dealer	(3,014)	1,378	(3,431)	(12,725)
All Other	209	(89)	321	406

Segment income before taxes	123,301	156,419	104,426	163,139
Unallocated amounts and reconciling items:
Insurance recovery (see Note 5)	—	—	—	20,000
Gain on sale of land and buildings (see Note 11)	—	—	—	4,752
Antitrust related matters (see Note 13)*	18,385	(42)	18,385	(103)
Amortization of interest related to Antitrust matters (see Note 13)	—	(320)	—	(958)
Equity in earnings of investees**	(546)	(1,707)	(2,796)	(2,871)

Income before taxes	$141,140	$154,350	$120,015	$183,959

*

For the three and six months ended June 30, 2007, antitrust related matters were reported within general and administrative expenses in the Condensed Consolidated Income Statements as they were not significant for these periods.

**

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in (loss) income before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Income Statements.

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2008, December 31, 2007 and June 30, 2007:

	June 30, 2008	December 31, 2007	June 30, 2007

	(Thousands of dollars)
Auction	$1,949,832	$1,630,756	$1,574,565
Finance	207,081	160,564	163,525
Dealer	148,971	145,121	128,039
All Other	355	1,165	482

Total segment assets	2,306,239	1,937,606	1,866,611
Unallocated amounts:
Deferred tax assets and income tax receivable	94,099	82,498	91,149

Consolidated Assets	$2,400,338	$2,020,104	$1,957,760

4. Receivables

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

Under the Company’s standard payment terms, payment from the purchaser is due within 30 days from the sale date and consignor payments are made 35 days from the sale date. However, at times, the Company provides extended payment terms to certain buyers in order to support and market a sale. At such times, the Company attempts to match the timing of the receipt from the buyer with the payment to the consignor, but is not always successful in doing so. The amount and length of extended payment terms provided to buyers varies from selling season to selling season.

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

Changes in the Allowance for Doubtful Accounts relating to Accounts Receivable for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,

	2008	2007

	(Thousands of dollars)
Allowance for doubtful accounts at January 1	$6,252	$5,935
Provision to income statement	2,316	1,337
Writeoffs	(750)	(117)
Recoveries and reversals	(2,884)	(1,080)
Foreign currency exchange rate changes and other	59	19

Allowance for doubtful accounts at June 30.	$4,993	$6,094

Notes Receivable and Consignor Advances—The Company provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The majority of the Company’s secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, the Company will also lend at loan to value ratios higher than 50%. As of June 30, 2008, such loans totaled $68.2 million and represented 32% of net Notes Receivable and Consignor Advances. The property related to such loans has a low auction estimate of approximately $115.1 million. The Company’s loans are predominantly variable interest rate loans.

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

Under certain circumstances, the Company also finances the purchase of works of art by art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. The total of all such unsecured loans was $2.1 million at June 30, 2008 and $2.2 million at December 31, 2007 and at June 30, 2007, respectively.

At June 30, 2008, a $24.8 million term loan to one borrower comprised approximately 12% of the net Notes Receivable and Consignor Advances balance.

As of June 30, 2008, December 31, 2007 and June 30, 2007, Notes Receivable and Consignor Advances consisted of the following:

	June 30, 2008	December 31, 2007	June 30, 2007

	(Thousands of dollars)
Current:
Consignor advances	$48,354	$47,406	$44,375
Term loans	70,317	71,264	104,280
Allowance for credit losses	(1,036)	(1,028)	(1,058)

Sub-total	117,635	117,642	147,597

Non-Current*:
Consignor advances	—	2,200	2,200
Term loans	94,445	56,538	29,611

Sub-total	94,445	58,738	31,811

Notes receivable and consignor advances (net)	$212,080	$176,380	$179,408

*	Non-Current Notes Receivable and Consignor Advances include amounts that are expected to be repaid after one year from the respective balance sheet dates stated above.

The weighted average interest rates charged on Notes Receivable and Consignor Advances were 5.1% and 7.7% for the three months ended June 30, 2008 and 2007, respectively, and 5.5% and 8.1% for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and 2007, Notes Receivable and Consignor Advances included $10.4 million and $21.1 million, respectively, of Auction segment short-term consignor advances related to auction guarantees, which are charged below market interest rates. Excluding the impact of such advances outstanding in each period, substantially all of the remaining Notes Receivable and Consignor Advances relate to the Finance segment’s loan portfolio and earned weighted average interest rates of 9.7% and 10.9% for the three months ended June 30, 2008 and 2007, respectively, and 9.8% and 10.7% for the six months ended June 30, 2008 and 2007, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,

	2008	2007

	(Thousands of dollars)
Allowance for credit losses at January 1	$1,028	$1,154
Change in loan loss provision	9	(110)
Foreign currency exchange rate changes	(1)	14

Allowance for credit losses at June 30	$1,036	$1,058

5. Goodwill

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

In conjunction with the acquisition of NMP, the Company purchased a key man life insurance policy of $20 million covering Mr. Noortman. As a result of Mr. Noortman’s death, the Company became entitled to the $20 million death benefit under the policy and, accordingly, recorded this amount as non-operating income in its Condensed Consolidated Income Statement in the first quarter of 2007. The Company collected these insurance proceeds in April 2007.

In March 2007, the Company acquired an auction house in Paris, France for a purchase price of $1.7 million (net of $3 million in cash acquired) and, as a result, recognized goodwill of approximately $0.7 million in the first quarter of 2008 upon its completion of the valuation of assets acquired and liabilities assumed. (See Note 6 for information on the intangible asset acquired as part of this acquisition.)

For the six months ended June 30, 2008 and 2007, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007

	Auction	Dealer	Total	Auction	Dealer	Total

Balance as of January 1	$15,920	$12,160	$28,080	$13,660	$21,049	$34,709
Goodwill acquired	710	—	710	1,434	—	1,434
Allocation of purchase price (see Note 6)	(2,212)	—	(2,212)	—	(2,844)	(2,844)
Impairment loss	—	—	—	—	(7,300)	(7,300)
Foreign currency exchange rate changes	320	904	1,224	57	208	265

Balance as of June 30	$14,738	$13,064	$27,802	$15,151	$11,113	$26,264

6. Intangible Assets

The Company acquired Noortman Master Paintings, B.V. in June 2006 and, in conjunction with the related purchase price allocation, recognized approximately $15.7 million in intangible assets related to NMP’s customer relationships ($12 million) and trade name ($2.8 million), as well as a non-compete agreement with Mr. Noortman ($0.9 million). As discussed in Note 5, Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. As a result of Mr. Noortman’s death, the Company recorded an impairment loss in the first quarter of 2007 of $7.7 million related to NMP’s customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). The impairment of Mr. Noortman’s non-compete agreement resulted in the write-off of its entire remaining carrying value. The fair values of NMP’s intangible assets utilized in determining the amount of these impairment losses were based on appraisals.

In March 2007, the Company acquired an auction house in Paris, France for a purchase price of $1.7 million (net of $3 million in cash acquired) and, as a result, recognized an intangible asset of approximately $2.2 million related to customer relationships in the first quarter of 2008 in conjunction with the related purchase price allocation.

As of June 30, 2008, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name and other	$2,771

Amortizable intangible assets:
Customer Relationships	$7,653	$(2,992)	$4,661

As of December 31, 2007, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name	$2,281

Amortizable intangible assets:
Customer Relationships	$5,004	$(1,465)	$3,539

As of June 30, 2007, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name	$2,085

Amortizable intangible assets:
Customer Relationships	$4,565	$(662)	$3,903

7. Credit Arrangements

Bank Credit Facility—On September 7, 2005, the Company entered into a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”) with a total borrowing capacity of $300 million. As of June 30, 2008, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $300 million, as calculated in accordance with the borrowing base discussed below. The BofA Credit Agreement matures on September 7, 2010.

In December 2007, the BofA Credit Agreement was amended to permit the consummation of the purchase of the land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) and the assumption of an existing $235 million mortgage on the York Property that bears interest at an annual rate of approximately 5.6% (see Note 20). In January, April and June 2008, the BofA Credit Agreement was again amended to provide the Company with additional flexibility with respect to future long-term financing arrangements.

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

The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures (as defined in the BofA Credit Agreement) and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio (as defined in the BofA Credit Agreement) of not less than 2.0 and a quarterly leverage ratio (as defined in the BofA Credit Agreement) of not more than 3.5. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in amendments made to the BofA Credit Agreement in July and December 2007, is $20 million with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. In July 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Additionally, the amount available for distribution as dividend payments was increased at that time. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and six months ended June 30, 2008, the weighted average interest rate charged to the Company for outstanding borrowings under the BofA Credit Agreement was approximately 5.8% and 5.7%, respectively. For the three and six months ended June 30, 2007, the Company had no borrowings under the BofA Credit Agreement.

Convertible Notes—On June 17, 2008, the Company issued $200 million aggregate principal amount of 3.125% Convertible Senior Notes due June 15, 2013 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs.

The Convertible Notes bear interest at a rate of 3.125% per year, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2008. The Convertible Notes are payable in cash, shares of Sotheby’s common stock (“Common Stock”), or a combination thereof, at the option of the Company, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The conversion rate for the Convertible Notes is subject to adjustment for certain events. The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter after the fiscal quarter ending September 30, 2008 (and only during such fiscal quarter), if the closing price of the Common Stock exceeds 130% of the Conversion Price during a defined period at the end of the previous quarter, (2) if the trading price of Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture).

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination thereof at its election. It is the Company’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash.

The Company evaluated the embedded conversion option in the Convertible Notes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and concluded that the embedded conversion option contained within the Convertible Notes should not be accounted for separately because the conversion option is indexed to the Common Stock and is classified as shareholders’ equity.

The Convertible Notes have no impact on diluted shares outstanding until the average price of the Common Stock for a period exceeds the Conversion Price as it is the Company’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash.

Each of the Company’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the BofA Credit Agreement.

(See Note 21 for information on a recently issued accounting standard that will impact the Company’s accounting for the Convertible Notes.)

Senior Notes—On June 17, 2008, the Company issued $150 million aggregate principal amount of 7.75% Senior Notes (the “Senior Notes”) due June 15, 2015. The net proceeds from the issuance of the Senior Notes were approximately $145.9 million, after deducting the initial purchasers’ discounts and fees. The Senior Notes were issued at a discount and have an effective interest rate of 8%. Interest on the Senior Notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2008.

At any time before June 15, 2015, the Senior Notes will only be redeemable at the price specified in the Senior Notes Indenture, plus accrued and unpaid interest. In addition, at any time prior to June 15, 2011, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 107.75% plus accrued and unpaid interest. Also, if the Company experiences a change of control, the Company must offer to repurchase all of the Senior Notes then outstanding at 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest.

The Senior Notes Indenture also contains covenants that limit, among other things, the Company and its subsidiaries’ ability to: grant liens on their assets; enter into certain sale and leaseback transactions; and merge, consolidate or transfer or dispose of substantially all of their assets. The Company is in compliance with these covenants.

Each of the Company’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the BofA Credit Agreement.

Registration Rights Agreement—The Company has entered into a registration rights agreement, dated as of June 17, 2008 (the “Registration Rights Agreement”) with representatives of the initial purchasers of the Senior Notes (the “Representatives”), pursuant to which the Company has agreed to consummate an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act of 1933, as amended (the “Securities Act”), with terms substantially identical to those of the Senior Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) no later than 366 days after the date of the initial issuance of the notes. However, the Registration Rights Agreement provides that the Company will not be required to consummate the exchange offer if (i) the Senior Notes are freely tradable before the required date for the consummation of such exchange offer, and (ii) on or before such date, the restrictive legend on the Senior Notes has been removed. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the Senior Notes under certain circumstances. Additional interest, if any, will accrue at a rate of 0.25% for the first 90 day period after the date of a registration default and thereafter it will be increased by an additional 0.25% for each subsequent 90 day period that elapses provided that the aggregate increase in such annual interest rate may in no event exceed 1% per year over the stated interest rate of the Senior Notes.

Convertible Note Hedge and Warrant Transactions—On June 11, 2008, in connection with the offering of the Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) that will allow the Company to purchase its Common Stock from affiliates of BofA and Goldman, Sachs & Co. (collectively the “Counterparties”) at a strike price equal to the Conversion Price of the Convertible Notes. The Convertible Note Hedges will cover, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock. The Convertible Note Hedges are intended to offset potential dilution to Sotheby’s Common Stock upon potential future conversion of the Convertible Notes. The Convertible Note Hedges will expire upon the maturity of the Convertible Notes.

On June 11, 2008, the Company entered into warrant transactions, whereby the Company sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock at $44.905 per share.

These contracts meet all of the applicable criteria for equity classification as outlined in Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and, as a result, the $40.6 million cost of the Convertible Note Hedges ($22.4 million, net of taxes) and the net proceeds received from the sale of the Warrants ($22.3 million) are recorded within Additional Paid-In Capital in Shareholders’ Equity. In addition, because both of these contracts are classified as shareholders’ equity and are indexed to Sotheby’s

Common Stock, they are not accounted for as derivatives under SFAS No. 133.

The Warrants have no impact on diluted shares outstanding until the average price of the Common Stock for a period exceeds the Warrant’s $44.905 exercise price. The Convertible Note Hedges are anti-dilutive and therefore will have no impact on diluted shares outstanding.

Redemption of 6.98% Notes—In February 1999, the Company issued a tranche of 10-year long-term debt securities for an aggregate offering price of $100 million. The Notes had an effective interest rate of 6.98% payable in cash semi-annually in February and August. On July 18, 2008, the Company redeemed the Notes for $105.7 million, using a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes. The $105.7 million paid upon redemption includes $102.5 million for the present value of the remaining principal and interest and $3.2 million for accrued and unpaid interest through the date of redemption. As a result, in the third quarter of 2008, the Company will record a bond redemption cost of $2.5 million.

Future Interest and Principal Payments—As of June 30, 2008, aggregate future principal and interest payments due under the Notes, the Convertible Notes and Senior Notes are as follows (in thousands):

1 year	$123,541
2 years	17,875
3 years	17,875
4 years	17,875
5 years	217,875
After 5 years	173,250

Total future principal and interest payments	$568,291

Interest Expense—For the three and six months ended June 30, 2008 and 2007, interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(Thousands of dollars)
Senior secured credit facility:
Interest expense on outstanding borrowings	$420	$—	$510	$—
Amortization of amendment and arrangement fees	184	144	368	288
Commitment fees	171	190	357	380

Sub-total	775	334	1,235	668

York Property capital lease obligation	4,379	4,422	8,769	8,854
6.98% Notes (redeemed July 18, 2008)	1,744	1,743	3,488	3,485
7.75% Senior Notes due June 2015	460	—	460	—
3.125% Convertible Notes due June 2013	243	—	243	—
Amortization of discount related to antitrust matters (see Note 13)	—	320	—	958
Other interest expense	401	314	1,057	703

Total interest expense	$8,002	$7,133	$15,252	$14,668

8. Deferred Compensation Plan

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

As of June 30, 2008, December 31, 2007 and June 30, 2007, the DCP liability totaled $36.6 million, $31.1 million and $29.3 million, respectively, and the assets held in the rabbi trust totaled $40 million, $31.8 million and $30.4 million, respectively.

Changes in the DCP liability resulting from gains (which increase the DCP liability) and losses (which decrease the DCP liability) in deemed participant investments are recognized currently in the Condensed Consolidated Income Statements within Salaries and Related Costs. For the three months ended June 30, 2008 and 2007, net gains in deemed participant investments totaled $0.1 million and $0.9 million, respectively. For the six months ended June 30, 2008 and 2007, net (losses) gains in deemed participant investments totaled ($0.8) million and $1.2 million, respectively.

As of June 30, 2008, December 31, 2007 and June 30, 2007, the trust assets included $17.2 million, $20.1 million and $18.7 million, respectively, of investments that are classified as trading securities and reflected at their fair value in the Condensed Consolidated Balance Sheets within Trust Assets related to Deferred Compensation Liability. As of June 30, 2008, December 31, 2007 and June 30, 2007, the trust assets included $22.8 million, $11.7 million and $11.7 million, respectively, of Company-owned variable life insurance, which is reflected at its cash surrender value in the Condensed Consolidated Balance Sheets within Trust Assets related to Deferred Compensation Liability.

Gains or losses resulting from changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Condensed Consolidated Income Statements within Other Income (Expense). For the three months ended June 30, 2008 and 2007, such net gains totaled $1.6 million and $0.9 million, respectively. For the six months ended June 30, 2008 and 2007, such net gains totaled $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2008, the change in the fair value of the Company-owned variable life insurance includes a $1.8 million life insurance benefit recognized as the result of the death of a DCP participant.

9. Defined Benefit Plan

The Company sponsors a defined benefit pension plan covering most U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”. Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of SFAS No. 158, as well as the related disclosure requirements, and accordingly recognized the funded status of the U.K. Pension Plan in its Consolidated Balance Sheet as of December 31, 2006. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet. Effective January 1, 2008, the Company adopted the measurement date provision of SFAS No. 158 and revalued the plan assets and benefit obligations related to the U.K Pension Plan as of January 1, 2008. Prior to the adoption of the measurement date provision of SFAS No. 158, the Company used a September 30th measurement date for the U.K. Pension Plan. The actuarial assumptions used in the Company’s valuation of plan assets and benefit obligations related to the U.K. Pension Plan as of January 1, 2008 were consistent with those used for the September 30, 2007 valuation. For additional information about the September 30, 2007 valuation, refer to Note O of the Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K.

To account for the financial statement effect of the difference in measurement dates, SFAS No. 158 requires that the net pension cost for the period between the measurement date that was used for the immediately preceding fiscal year end and the beginning of the fiscal year that the measurement date provisions are first applied, be recognized, net of taxes, as an adjustment of the opening balance of retained earnings. Accordingly, as a result of the adoption of the measurement date provision of SFAS No. 158 for the U.K. Pension Plan, net pension cost of $0.2 million ($0.1 million, net of taxes) was recorded in the first quarter of 2008 as an adjustment to the January 1, 2008 balance of Retained Earnings.

SFAS No. 158 also requires that other changes in the fair value of plan assets and benefit obligations (for example, actuarial and asset gains and losses) for the period between the measurement date that was used for the immediately preceding fiscal year end and the beginning of the fiscal year that the measurement date provisions are first applied be recognized, net of taxes, as an adjustment of the opening balance of accumulated other comprehensive income. Accordingly, as a result of the adoption of the measurement date provision of SFAS No. 158 for the U.K. Pension Plan, a $0.3 million gain ($0.2 million, net of taxes) was recorded in the first quarter of 2008 as an adjustment to the January 1, 2008 balance of Accumulated Other Comprehensive Income.

In February 2008, the Company agreed with the Trustees of the U.K. Pension Plan to cease advance funding of future discretionary benefit increases to retirees. As a result, an updated actuarial valuation was prepared as of February 29, 2008 to reflect this change. Beginning in 2008, on an annual basis, the Company, in consultation with the Trustees, will consider an appropriate level of funding of discretionary benefit increases for that particular year depending on specific objective criteria related to the financial status of the Company and the U.K. Pension Plan. In addition to this change, certain of the Company’s other actuarial assumptions were updated to reflect current market conditions.

The table below summarizes the actuarial assumptions used in the January 1, 2008 and February 29, 2008 valuations.

Benefit Obligation	February 29, 2008	January 1, 2008

Weighted average discount rate	6.40%	5.70%
Weighted average rate of compensation increase	5.30%	5.20%

Net Pension (Benefit) Cost	March 1, 2008 to June 30, 2008	January 1, 2008 to February 29, 2008

Weighted average discount rate	6.40%	5.70%
Weighted average rate of compensation increase	5.30%	5.20%
Weighted average expected long-term rate of return on plan assets	8.40%	7.90%

The updated valuation as of February 29, 2008 resulted in an actuarial gain of approximately $54 million ($38.9 million, net of taxes), recognized in Comprehensive Income (see Note 14), and a corresponding increase in the pension asset related to the U.K. Pension Plan.

As of June 30, 2008 and December 31, 2007, the Company’s pension asset related to its U.K. Pension Plan was $73.9 million and $14 million, respectively. As of June 30, 2007, the Company’s pension liability related to its U.K. Pension Plan was $55.4 million.

For the three and six months ended June 30, 2008 and 2007, the components of net pension (benefit) cost related to the U.K. Pension Plan are:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(Thousands of dollars)
Service cost	$1,198	$2,077	$2,640	$4,138
Interest cost	3,908	4,114	8,202	8,196
Expected return on plan assets	(6,413)	(4,936)	(12,622)	(9,832)
Amortization of actuarial loss	—	1,512	78	3,012
Amortization of prior service cost	4	22	7	43
Special termination benefits	—	102	—	102

Net pension (benefit) cost	$(1,303)	$2,891	$(1,695)	$5,659

The table below details the amounts in Accumulated Other Comprehensive Income expected to be recognized as components of net pension cost, net of taxes, for the year ended December 31, 2008 (in thousands of dollars):

Amortization of actuarial loss	$56
Amortization of prior service cost	11

Total	$67

In 2008, the Company expects to contribute approximately $5.3 million to the U.K. Pension Plan.

10. Commitments and Contingencies

Employment Arrangements—As of June 30, 2008, the Company had employment arrangements with nine employees, which expire at various points between August 2008 and June 2011. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses and equity grants, was approximately $14.2 million as of June 30, 2008.

Lending Commitments—In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $4.6 million at June 30, 2008.

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

Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At June 30, 2008, the partnership’s carrying value of this inventory was $53.8 million.

To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. The Company did not loan any such amounts to AMA during the first six months of 2008 or during the year ended December 31, 2007. Additionally, from time to time, the Company transacts with the principal shareholder of ACA in the normal course of its business.

Noortman Master Paintings B.V. —On June 7, 2006, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s common stock. If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s Common Stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Common Stock on the New York Stock Exchange of $28.16 per share on July 29, 2008, the Additional Consideration had a fair value of approximately $13.7 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

Additionally, the Company acquired NMP subject to a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the note’s three-year term. The remaining payment of €4.2 million (approximately $6.6 million) under the note payable is due June 7, 2009. As of June 30, 2008, the carrying value of the note payable was $6.3 million, representing the remaining payment of $6.6 million less the remaining unamortized discount of $0.3 million. The remaining carrying value of the note payable to Arcimboldo is recorded in the June 30, 2008 Condensed Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities.

(See Notes 7 and 12 for other commitments. See Notes 12 and 18 for other contingencies.)

11. Gain on Sale of Land and Buildings

In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex in the U.K., which previously housed an auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007.

12. Auction Guarantees

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction. The Company’s counterparties to these risk sharing arrangements are typically major international art dealers or major art collectors. The Company could be exposed to credit-related losses in the event of nonperformance by these counterparties; however, the Company has not historically experienced any such losses.

As of June 30, 2008, the Company had outstanding auction guarantees totaling $106.6 million, the property relating to which had a mid-estimate sales price (1) of $118.4 million. The Company’s financial exposure under these auction guarantees is reduced by $16 million as a result of risk sharing arrangements with unaffiliated partners. The property related to such auction guarantees is being offered at auctions in the second half of 2008. As of June 30, 2008, $10.4 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 4). As of June 30, 2008, December 31, 2007 and June 30, 2007, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $2.1 million, $4.3 million and $0.8 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

13. Antitrust Related Matters

In April 1997, the U.S. Department of Justice (the “DOJ”) began an investigation of certain art dealers and major auction houses, including Sotheby’s (the “Company”) and its principal competitor, Christie’s International, PLC (“Christie’s”). The Company pled guilty to a violation of U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere.

In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which the Company was responsible for funding the redemption of $62.5 million. The court determined that this $62.5 million face value had a fair market value of not less than $50 million, which is the amount of expense that was recognized by the Company as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period prior to May 15, 2007.

The Discount Certificates were fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U. K. and were able to be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. Additionally, any unused Discount Certificates were redeemable for cash at their face value at any time between May 15, 2007 and May 14, 2008.

The Discount Certificates expired on May 14, 2008 and, therefore, cannot be redeemed subsequent to that date. As a result of the expiration of the Discount Certificates, the Company reversed the remaining liability and recognized a benefit of $18.4 million in its Consolidated Income Statements in the second quarter of 2008.

14. Comprehensive Income

The Company’s comprehensive income includes net income for the period, as well as other comprehensive income, which principally consists of actuarial gains related to the U.K. Pension Plan (net of taxes), the change in the foreign currency translation adjustment account and the impact of any amortization of prior service cost and actuarial losses during the period (net of taxes) related to the U.K. Pension Plan. For the three and six months ended June 30, 2008 and 2007, comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income	$95,334	$107,348	$82,939	$131,680
Foreign currency exchange rate gains	1,692	1,553	16,998	3,094
Actuarial gains related to the U.K. Pension Plan, net of taxes (see Note 9)	—	—	38,920	—
Amortization of prior service cost and actuarial losses related to the U.K. Pension Plan, net of taxes	2	1,081	62	2,149

Comprehensive income	$97,028	$109,982	$138,919	$136,923

15. Share-Based Payments and Dividends

Stock Compensation Expense —For the three months ended June 30, 2008 and 2007, the Company recorded stock compensation expense totaling $8.4 million ($4.8 million, after tax) and $7.7 million ($5.3 million, after tax), respectively. For the six months ended June 30, 2008 and 2007, the Company recorded stock compensation expense totaling $16.8 million ($10.1 million, after tax) and $13.5 million ($9.3 million, after tax), respectively.

For the six months ended June 30, 2008 and 2007, net cash provided by financing activities included $0.1 million and $11.3 million, respectively, due to excess tax benefits from share-based payment arrangements.

Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”) are exercisable into authorized but unissued shares of the Company’s Common Stock. Stock options generally expire ten years after the date of grant and generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant (except in the U.K. where certain options vest three-fifths after the third year and one-fifth after each of the fourth and fifth years following the date of grant). Stock options vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). As of June 30, 2008, 0.5 million shares of Common Stock were available for issuance under the 1997 Stock Option Plan for new stock option grants.

The fair value of stock option grants, if any, is estimated using a Black-Scholes option valuation model that uses the assumptions outlined below:

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

No stock options were granted in 2007 or through the first six months of 2008.

Changes in the number of stock options outstanding during the six months ended June 30, 2008 were as follows (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	962	$16.64
Exercised	(15)	$15.47

Outstanding at June 30, 2008	947	$16.64	3.6 years	$9,270

Exercisable at June 30, 2008	922	$16.67	3.5 years	$8,959

No stock options expired or were canceled during the six months ended June 30, 2008.

The total intrinsic value for stock options exercised during the six months ended June 30, 2008 and 2007 was approximately $0.2 million and $22.2 million, respectively. The Company expects its remaining unvested stock options to vest.

For the six months ended June 30, 2008, the amount of cash received from the exercise of stock options was approximately $0.2 million and the related tax benefit was $0.1 million. For the six months ended June 30, 2007, the amount of cash received from the exercise of stock options was $12.7 million and the related tax benefit was $7.1 million.

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

Restricted stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) vest ratably over a three-year period and shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the satisfaction of certain Company performance or market-based criteria, as well as continued employment during the vesting periods. Prior to vesting, participants have voting rights and generally receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. As of June 30, 2008, 2.6 million shares remained available for future grants.

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

Changes in the number of outstanding restricted stock shares during the six months ended June 30, 2008 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value

Balance at January 1, 2008	2,286	$29.05
Restricted shares granted	1,007	$30.87
Restricted shares vested	(669)	$23.07
Restricted shares canceled	(16)	$34.52

Balance at June 30, 2008	2,608	$31.24

The total fair value of restricted stock shares that vested during the six months ended June 30, 2008 and 2007 was $20.3 million and $20.5 million, respectively, based on the closing stock price on the dates the shares vested. The Company expects substantially all of its remaining unvested shares of restricted stock to vest.

As of June 30, 2008, unrecognized compensation cost related to the unvested portion of the Company’s stock-based compensation was $45.6 million and is expected to be recognized as compensation expense over a weighted-average period of approximately 2.75 years. The Company does not capitalize any compensation cost related to share-based compensation awards to employees.

Dividends — On February 26, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million) that was paid to shareholders of record as of March 7, 2008 on March 15, 2008. On May 6, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million) that was paid to shareholders of record as of May 31, 2008 on June 13, 2008. On August 5, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million) to be paid to shareholders of record as of August 31, 2008 on September 15, 2008.

16. Variable Interest Entity

Prior to May 12, 2008, an art dealer with whom the Company’s Finance segment had outstanding loans of approximately $2.6 million and to whom the Company provided management consulting services met the definition of a variable interest entity (“VIE”) under FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised and was consolidated as part of the Dealer Segment. The $2.6 million loan owed by the entity to the Company was paid on May 12, 2008. Upon the settlement of this loan, the Company’s existing arrangements with this entity terminated, and it is no longer be consolidated as part of the Company’s Dealer segment as it no longer meets the definition of a VIE under FIN No. 46.

17. Derivative Financial Instruments

The Company predominantly utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated future guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception.

Additionally, in the first quarter of 2008, the Company purchased a foreign currency option contract to hedge the foreign currency risk associated with an amount that became payable to a consignor as a result of the sale of property at auction in the second quarter of 2008. In May 2008, the Company realized a $3.7 million gain as a result of the exercise of this option contract and recognized a related $3.5 million foreign currency loss on the settlement of the underlying consignor payable. The $3.7 million gain realized in the second quarter of 2008 was largely recognized as an unrealized gain in the first quarter of 2008 reflecting the change in fair value of the option contract during that period.

Exposures related to the Company’s foreign currency risks are centrally managed by its global treasury function. The Company’s forward exchange contracts and the option contract entered into in the first quarter of 2008 are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair value (see Note 19). Changes in the fair value of these derivative financial instruments are recognized in the Condensed Consolidated Income Statements within Other Income (Expense).

As of June 30, 2008 and December 31, 2007, the Condensed Consolidated Balance Sheets included assets of $0.3 million and $0.5 million, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding derivative financial instruments on those dates. As of June 30, 2007, the Condensed Consolidated Balance Sheets included a liability of $0.3 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

18. Uncertain Tax Positions

As of June 30, 2008, the Company’s liability for unrecognized tax benefits was $22.3 million, representing a decrease of $1.5 million when compared to March 31, 2008 and a decrease of $10.3 million when compared to December 31, 2007. These decreases are primarily due to the resolution of a New York City tax audit for tax years 1997 through 2001 in the second quarter of 2008 and a change in the Company’s tax accounting method related to inventory valuation adopted in the first quarter of 2008. As of June 30, 2007, the Company’s liability for unrecognized tax benefits was $18.7 million.

As of June 30, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate is $18.4 million and $14.4 million, respectively. In addition, the Company believes that it is reasonably possible that a further decrease of $4.6 million in its liability for unrecognized tax benefits may occur within 12 months of the June 30, 2008 balance sheet date as a result of the expected settlement of an ongoing U.S. federal tax audit.

The Company and its U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions. The Company’s tax years are open for federal audit from 1998, for New York State audit from 2004, for New York City audit from 2002, and for California audit from 2002. The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. The Company’s tax years are still open to examination by foreign tax authorities for Hong Kong for 1998 and from 2002, and for the U.K. from 2004.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and six months ended June 30, 2008, the Company decreased its accrual for such interest and penalties by approximately $1.5 million and $1.7 million, respectively. These decreases are primarily related to two issues noted above: resolution of the New York City audit and a change in the tax accounting method relating to inventory valuation. For the three and six months ended June 30, 2007, the Company increased its accrual for interest and penalties by approximately $0.2 million and $0.3 million, respectively.

19. Fair Value Measurements

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 as it applies to the Company’s non-financial assets and liabilities to January 1, 2009. Management is evaluating the impact of adopting SFAS No. 157 as it relates to non-financial assets and liabilities.

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

Certain of the Company’s financial assets and liabilities are reported or disclosed at fair value. The table below provides fair value measurement information for such assets and liabilities as of June 30, 2008.

			Fair Value Measurements Using:

	Carrying Value	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

			(In Thousands)
Assets:
Foreign currency forward exchange contracts	$257	$257	$257	$—	$—
Trust assets related to the deferred compensation liability	$39,992	$39,992	$154	$39,838	$—
Liabilities:
6.98% Notes (redeemed July 18, 2008)	$99,921	$102,500	$—	$—	$—
3.125% Convertible Notes due June 2013	$200,000	$209,341	$—	$—	$—
7.75% Senior Notes due June 2015	$148,047	$149,625	$—	$—	$—

Level 1 Fair Value Measurements

Trust assets related to the deferred compensation liability (the “Trust”) — The fair values of certain mutual funds held as investments by the Trust are based on quoted market prices. Trust assets also include cash, the carrying value of which approximates fair value.

6.98% Notes — The Company’s senior unsecured debt issued in February 1999 is publicly traded in an active market. The fair value of this debt is based on a quoted market price at June 30, 2008.

3.125% Convertible Notes— The Company’s Convertible Notes issued on June 17, 2008 are traded in an active market. The fair value of this debt is based on a quoted market price at June 30, 2008.

7.75% Senior Notes— The Company’s Senior Notes issued on June 17, 2008 are traded in an active market. The fair value of this debt is based on a quoted market price at June 30, 2008.

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

20. York Property

On February 7, 2003, the Company sold the York Property to an affiliate of RFR Holding Corp. (“RFR”) and entered into an agreement to lease it back from RFR for an initial 20-year term, with options to extend the lease for two additional 10-year terms. On January 11, 2008, the Company entered into a contract to reacquire the York Property from an affiliate of RFR for an aggregate purchase price of $370 million. The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property and available cash resources, including a portion of the proceeds from the Convertible Notes and Senior Notes issued on June 17, 2008 (see Note 7). On April 28, 2008, the Company received conditional approval from the lenders to assume the York Property mortgage obligation. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is the Company’s intention to pre-pay the mortgage on or about July 1, 2015. The Company has made an initial payment to the seller of $50 million on January 11, 2008. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place on July 1, 2009, subject to RFR’s option to accelerate the closing date. An accelerated closing date would be ninety days after the date on which RFR exercised this option.

When the transaction is closed, the existing York Property capital lease obligation of $168.1 million and the related $127 million net capital lease asset, as well as a $16.6 million deferred gain will be derecognized in the Company’s Consolidated Balance Sheet and the net effect will be deducted from the cost recorded in the Company’s Consolidated Balance Sheet. As a result, the land and building acquired will be recorded on the Company’s Consolidated Balance Sheet at an amount in the range of approximately of $320 million.

21. Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective as of January 1, 2008 for companies that elected to adopt this standard. Management has elected not to adopt this standard.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company as of January 1, 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within in the scope of this FSP to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component (conversion option) is not remeasured as long as it continues to meet the conditions for equity classification in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Upon adoption of FSP APB 14-1 on January 1, 2009, the Company expects to record a debt discount in the range of approximately $35 million related to the Convertible Notes and a corresponding increase to Additional Paid-In Capital to reflect the conversion feature of the Convertible Notes. The debt discount will be amortized over the remaining life of the Convertible Notes using the effective interest rate method. Additionally, the Company will record a cumulative effect adjustment of approximately $2 million (net of taxes) to the January 1, 2009 balance of Retained Earnings.

In March 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Effective for the Company as of January 1, 2009, EITF No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. Early adoption of this standard is not permitted. Management is evaluating the impact of adopting EITF No. 07-5 on the Company’s consolidated financial statements.

See Note 19 for disclosure regarding FASB FSP 157-2, “Effective Date of FASB Statement No. 157.”

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Note 3 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

The Company’s net income for the three and six months ended June 30, 2008 decreased $12 million, or 11%, to $95.3 million and $48.7 million, or 37%, to $82.9 million, respectively, when compared to the same periods in the prior year. The comparison of current period results to the prior year is significantly impacted by a change in the timing of the early summer Contemporary Art sales in London. In 2007, these sales were held in June and resulted in second quarter auction commission revenues of $24 million. However, in 2008, these sales were held in early July and will result in third quarter auction commission revenues of approximately $26 million.

The unfavorable comparisons versus the prior year are also due in part to lower auction and related revenues resulting from lower auction commission margins and less favorable auction guarantee experience. The lower auction commission margins are in part a reflection of risk reduction strategies employed by management to lower the Company’s auction guarantee risk in response to an uncertain economic environment, as well as increased competition for consignments (see “Auction Commission Margin” below).

Results for the three and six months ended June 30, 2008 also include a one-time $18.4 million benefit recognized in the second quarter of 2008 as a result of the reversal of the remaining liability related to the vendor’s commission discount certificates issued by the Company in 2003 in conjunction with the settlement of antitrust related civil litigation. These certificates expired on May 14, 2008 and cannot be redeemed subsequent to that date. (See “Antitrust Related Matters” below.)

In 2007, the Company’s results for the first quarter and first six months were significantly impacted by a one-time benefit of $20 million related to an insurance recovery and a $4.8 million gain on the sale of land and buildings, partially offset by $15 million in impairment charges related to goodwill and intangible assets.

As a result of the timing of the early summer Contemporary Art sales held this July and the addition of a single-owner Contemporary Art sale in September, the Company expects its third quarter 2008 results to be stronger than those for the third quarter of 2007. Auction sales to date continue to be strong, reflecting the steady and ongoing demand for great works of art against a turbulent backdrop of global economic uncertainty, and management is encouraged by consignment levels for upcoming auctions. (See Statement on Forward Looking Statements.)

A more detailed discussion of each of the significant factors impacting the Company’s results for the three and six months ended June 30, 2008 and the comparison to the prior periods is provided below.

The Company’s results for the three and six months ended June 30, 2008 and 2007 are summarized below (in thousands of dollars):

	Three Months Ended June 30,		Favorable/(Unfavorable)

	2008	2007	$ Change	% Change

Revenues:
Auction and related revenues	$290,393	$313,479	($23,086)	(7.4%)
Finance revenues	3,650	4,219	(569)	(13.5%)
Dealer revenues	24,791	20,495	4,296	21.0%
License fee revenues	918	822	96	11.7%
Other revenues	409	492	(83)	(16.9%)

Total revenues	320,161	339,507	(19,346)	(5.7%)
Expenses **	169,289	182,047	12,758	7.0%

Operating income	150,872	157,460	(6,588)	(4.2%)
Net interest expense	(5,938)	(3,161)	(2,777)	(87.9%)
Other (expense) income	(3,794)	51	(3,845)	*

Income before taxes	141,140	154,350	(13,210)	(8.6%)
Income tax expense	46,106	48,042	1,936	4.0%
Equity in earnings of investees, net of taxes	300	1,040	(740)	(71.2%)

Net income	$95,334	$107,348	($12,014)	(11.2%)

Key performance indicators:
Aggregate Auction Sales (a)	$2,171,560	$2,099,298	$72,262	3.4%
Net Auction Sales (b)	$1,861,039	$1,808,028	$53,011	2.9%
Private Sales (c)	$91,808	$172,554	($80,746)	(46.8%)
Consolidated Sales (d)	$2,288,159	$2,292,347	($4,188)	(0.2%)
Auction commission margin (e)	15.1%	16.0%	N/A	(5.6%)
Average loan portfolio (f)	$198,338	$164,530	$33,808	20.5%

	Six Months Ended June 30,		Favorable/(Unfavorable)

	2008	2007	$ Change	% Change

Revenues:
Auction and related revenues	$398,331	$443,296	($44,965)	(10.1%)
Finance revenues	7,162	8,999	(1,837)	(20.4%)
Dealer revenues	41,476	32,341	9,135	28.2%
License fee revenues	1,509	1,402	107	7.6%
Other revenues	944	868	76	8.8%

Total revenues	449,422	486,906	(37,484)	(7.7%)
Expenses **	316,960	316,703	(257)	(0.1%)

Operating income	132,462	170,203	(37,741)	(22.2%)
Net interest expense	(11,276)	(7,974)	(3,302)	(41.4%)
Insurance recovery	—	20,000	(20,000)	(100.0%)
Other (expense) income	(1,171)	1,730	(2,901)	*

Income before taxes	120,015	183,959	(63,944)	(34.8%)
Income tax expense	38,613	54,028	15,415	28.5%
Equity in earnings of investees, net of taxes	1,537	1,749	(212)	(12.1%)

Net income	$82,939	$131,680	($48,741)	(37.0%)

Key performance indicators:
Aggregate Auction Sales (a)	$2,953,108	$2,874,787	$78,321	2.7%
Net Auction Sales (b)	$2,536,724	$2,473,943	$62,781	2.5%
Private Sales (c)	$206,245	$334,000	($127,755)	(38.3%)
Consolidated Sales (d)	$3,200,829	$3,241,128	($40,299)	(1.2%)
Auction commission margin (e)	14.7%	16.2%	N/A	(9.3%)
Average loan portfolio (f)	$184,303	$181,529	$2,774	1.5%

Legend:

*	Represents a change in excess of 100%.
**

Expenses for the three and six months ended June 30, 2008 include a benefit of $18.4 million recognized in the second quarter of 2008 as a result of the reversal of the remaining liability related to the vendor’s commission discount certificates issued by the Company in 2003 in conjunction with the settlement of antitrust related civil litigation. Expenses for the six months ended June 30, 2007 include an impairment loss of $15 million related to goodwill and intangible assets and a $4.8 million gain on the sale of land and buildings.

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

Impact of Foreign Currency Translations

For the three and six months ended June 30, 2008, foreign currency translations had a net favorable impact on income before taxes of approximately $2.6 million and $0.1 million, respectively, principally due to the weakening of the United States (the “U.S.”) Dollar versus the Euro during the periods. The components of the net favorable impact of foreign currency translations are as follows (in thousands of dollars):

Three Months Ended June 30, 2008	Favorable / (Unfavorable)

Total revenues	$7,741
Total expenses	(5,157)

Operating income	2,584
Net interest expense and other	(30)

Impact of foreign currency translations on income before taxes	$2,554

Six Months Ended June 30, 2008	Favorable / (Unfavorable)

Total revenues	$9,847
Total expenses	(9,687)

Operating income	160
Net interest expense and other	(51)

Impact of foreign currency translations on income before taxes	$109

Revenues

For the three and six months ended June 30, 2008 and 2007, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended June 30,	2008	2007	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$280,941	$289,757	$(8,816)	(3.0%)
Auction expense recoveries	6,111	6,782	(671)	(9.9%)
Private sale commissions	8,952	12,891	(3,939)	(30.6%)
Principal activities	(11,002)	(506)	(10,496)	*
Catalogue subscription revenues	1,932	2,193	(261)	(11.9%)
Other	3,459	2,362	1,097	46.4%

Total auction and related revenues	290,393	313,479	(23,086)	(7.4%)

Other revenues:
Finance revenues	3,650	4,219	(569)	(13.5%)
Dealer revenues	24,791	20,495	4,296	21.0%
License fee revenues	918	822	96	11.7%
Other	409	492	(83)	(16.9%)

Total other revenues	29,768	26,028	3,740	14.4%

Total revenues	$320,161	$339,507	$(19,346)	(5.7%)

			Favorable/(Unfavorable)

Six Months Ended June 30,	2008	2007	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$373,160	$400,545	$(27,385)	(6.8%)
Auction expense recoveries	7,536	9,346	(1,810)	(19.4%)
Private sale commissions	20,136	24,759	(4,623)	(18.7%)
Principal activities	(12,640)	267	(12,907)	*
Catalogue subscription revenues	3,688	4,186	(498)	(11.9%)
Other	6,451	4,193	2,258	53.9%

Total auction and related revenues	398,331	443,296	(44,965)	(10.1%)

Other revenues:
Finance revenues	7,162	8,999	(1,837)	(20.4%)
Dealer revenues	41,476	32,341	9,135	28.2%
License fee revenues	1,509	1,402	107	7.6%
Other	944	868	76	8.8%

Total other revenues	51,091	43,610	7,481	17.2%

Total revenues	$449,422	$486,906	$(37,484)	(7.7%)

Legend:

*	Represents a change in excess of 100%.

Auction and Related Revenues

For the three and six months ended June 30, 2008, auction and related revenues decreased $23.1 million, or 7%, and $45 million, or 10%, respectively, when compared to the same periods in the prior year. These decreases are due to a lower level of auction and private sale commissions, as well as principal activities losses in the current periods. A detailed discussion of the significant factors impacting the comparison versus the prior periods is presented below.

Auction Commission Revenues—For the three and six months ended June 30, 2008, auction commission revenues decreased $8.8 million, or 3%, and $27.4 million, or 7%, respectively, when compared to the same periods in the prior year. These decreases are principally due to lower auction commission margins, as well as a change in the timing of the early summer Contemporary Art sales in London. In 2007, these sales were held in June and resulted in second quarter Net Auction Sales and auction commission revenues of approximately $168 million and $24 million, respectively. However, in 2008, these sales were held in early July and will result in third quarter Net Auction Sales and auction commission revenues of approximately $213 million and $26 million, respectively. See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.

Net Auction Sales—For the three and six months ended June 30, 2008, Net Auction Sales increased $53 million, or 3%, and $62.8 million, or 3%, respectively, when compared to the same periods in the prior year. During the three and six months ended June 30, 2008, Net Auction Sales were favorably impacted by changes in foreign currency exchange rates, which contributed $27 million and $29.8 million to the overall increases, respectively. The remainder of the increase for these periods is primarily attributable to:

•	A $205 million, or 49%, combined increase in results from the winter Contemporary Art sales in London and the spring Contemporary Art sales in New York.
•

A $74.3 million, or 52%, increase in sales conducted in Asia in the second quarter reflecting the continued growth of this market, as evidenced by a higher level of consignments and an increase in the average price of property sold during the period.

•	A $44.4 million, or 126%, increase in sales conducted in Paris in the second quarter, primarily as a result of the Company’s efforts to expand its presence in this market.
•

$37.9 million of Net Auction Sales attributable to the (RED) charity auction held in New York in February, the proceeds of which (including Sotheby’s commission revenues) were donated to the United Nations Foundation to support HIV/AIDS relief programs in Africa conducted by the Global Fund to Fight AIDS, Tuberculosis and Malaria. There was no equivalent charitable auction conducted in 2007.

•	A $30.6 million increase in second quarter sales of Russian Art in London, partly as a result of new buyers in this growing market.

The overall increase in Net Sales for the three and six months ended June 30, 2008 is partially offset by:

•

A change in the timing of the early summer Contemporary Art sales in London. As discussed above, in 2007, these sales were held in late June and resulted in second quarter Net Auction Sales of approximately $168 million. However, in 2008, these sales were held in early July and will result in third quarter Net Auction Sales of approximately $213 million.

•

The cessation of auction sales conducted in the Company’s former Olympia salesroom, in West London, which had traditionally processed property at a substantially lower price point than the Company’s other salesrooms. In line with the Company’s strategic focus on major clients and the related shift in its business portfolio toward high-end consignments, no auctions were held at Olympia after the third quarter of 2007. Net Auction sales for the three and six months ended June 30, 2007 included approximately $35 million and $50 million, respectively, of Net Auction Sales conducted at Olympia.

•

A $33.6 million, or 34%, decrease in results from the Company’s first quarter Old Master Paintings sales in New York, as the comparison to the prior period is unfavorably impacted by the January 2007 sale of Rembrandt’s Saint James the Greater for $23 million, for which there was no comparably priced painting sold in this collecting category during the current period.

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

•

A $34 million decrease in the Spring Antiquities sales in New York. The 2007 Spring Antiquities sales included the record sale of a bronze figure of the Artemis and the Stag for $25.5 million, for which there was no comparably priced offering in the equivalent sale in the current periods.

Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. In certain situations, auction commission margins are adversely impacted by arrangements whereby auction commissions are shared with consignors or with the Company’s partners in auction guarantees. In such situations, in an effort to reduce its financial exposure under auction guarantees, the Company may either: (a) share auction commissions with consignors in order to secure high value consignments without issuing auction guarantees or (b) enter into risk sharing arrangements with unaffiliated partners whereby the Company reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission. Additionally, the Company may also share auction commissions with a consignor as part of an auction guarantee, typically in exchange for a portion of the hammer (sale) price in excess of a negotiated amount.

Effective September 1, 2007, the Company increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium became 25% of the hammer price on the first $20,000, 20% of the hammer price above $20,000 up to and including $500,000 and 12% of any remaining amount over $500,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds were translated into an appropriate fixed local currency amount. This pricing structure was effective through May 31, 2008. For auction sales conducted during the first eight months of 2007, the buyer’s premium charged was generally 20% on the first $500,000 of the hammer (sale) price and 12% on any remaining amount over $500,000.

Partly as a result of the factors discussed below that unfavorably impacted auction commission margins in the first quarter of 2008, the Company announced a buyer’s premium rate increase that became effective on June 1, 2008. Generally, the new pricing structure is now 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million.

As detailed in the chart above under “Key Performance Indicators,” during the three and six months ended June 30, 2008, the Company experienced decreases of 5.6% (from 16% to 15.1%) and 9.3% (from 16.2% to 14.7%), respectively, in auction commission margin when compared to the same periods in the prior year.

The comparison of auction commission margin to the prior periods is unfavorably influenced by the following factors:

•

An increase in risk reduction arrangements and strategies in an effort to reduce the Company’s exposure to auction guarantees in response to an uncertain economic environment over the last year. As discussed above, when management employs such risk reduction arrangements and strategies, the Company shares its auction commissions with consignors or with its partners in auction guarantees.

•	Competitive pressures, which in certain cases have caused the Company to accept lower auction commission margins in order to win consignments.

These unfavorable factors were partially offset by the impact of the increased buyer’s premium rate structures that became effective in September 2007 and June 2008, as described above.

When compared to the first quarter of 2008, auction commission margin for the second quarter of 2008 improved 11% (from 13.6% to 15.1%). This improvement is primarily due to a change in sales mix, management’s efforts to monitor terms afforded to consignors, and, to a lesser extent, the buyer’s premium increase discussed above.

As a result of the timing of the early summer Contemporary Art sales held this July and the addition of a single-owner Contemporary Art sale in September, the Company expects its third quarter 2008 results to be stronger than those for the third quarter of 2007. However, auction commission margins for the third quarter of 2008 are expected to be lower than the third quarter of 2007 due to the lower margins earned on these high-end sales of Contemporary Art. (See statement on Forward Looking Statements.)

Principal Activities—Auction segment principal activities consist mainly of gains or losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is sold at auction, (ii) any writedowns of the carrying value of guaranteed property that initially failed to sell at auction and (iii) any subsequent recoveries or losses on the sale of guaranteed property that failed to sell at auction. To a much lesser extent, Auction segment principal activities includes gains or losses related to the sale of other Auction segment inventory, as well as any writedowns in the carrying value of such inventory, which consists mainly of objects obtained incidental to the auction process primarily as a result of defaults by purchasers after the consignor has been paid.

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

For the three and six months ended June 30, 2008, principal activities decreased $10.5 million and $12.9 million, respectively, when compared to the same periods in the prior year, primarily due to losses recognized in the second quarter of 2008 related to property offered and sold under one auction guarantee, for which there was no comparable shortfall in the prior period.

In the third quarter of 2008, the Company will recognize a principal activities gain of approximately $4 million related to its share of overage earned as a result of property sold under an auction guarantee in its July Contemporary Art sales in London. (See Statement on Forward Looking Statements.)

Private Sale Commissions—The level of private sale commissions earned by the Company can vary significantly from period to period. For the three and six months ended June 30, 2008, private sale commissions decreased $3.9 million, or 31%, and $4.6 million, or 19%, respectively, primarily due to a lower volume of high-end private sales in the current period.

Finance Revenues

For the three and six months ended June 30, 2008, Finance revenues decreased $0.6 million, or 14%, and $1.8 million, or 20%, respectively, when compared to the same periods in the prior year. These decreases are principally due to lower interest rates earned on the portfolio as a result of lower benchmark interest rates. (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Company’s Auction segment, which are eliminated in consolidation.)

Dealer Segment Results

Dealer Revenues consist of revenues earned from the sale of property held by Noortman Master Paintings, B.V. (“NMP”) and objects purchased by the Company for investment purposes, as well as the Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company. Dealer cost of sales includes the net book value of Dealer inventory sold and any writedowns on Dealer inventory. The table below summarizes Dealer revenues, Dealer cost of sales and Dealer gross profit for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Favorable/(Unfavorable)

	2008	2007	$ Change	% Change

Dealer revenues	$24,791	$20,495	$4,296	21.0%
Dealer cost of sales	(24,679)	(17,167)	(7,512)	(43.8%)

Dealer gross profit	$112	$3,328	$(3,216)	(96.6%)

	Six Months Ended June 30,		Favorable/(Unfavorable)

	2008	2007	$ Change	% Change

Dealer revenues	$41,476	$32,341	$9,135	28.2%
Dealer cost of sales	(40,597)	(25,532)	(15,065)	(59.0%)

Dealer gross profit	$879	$6,809	$(5,930)	(87.1%)

During the three and six months ended June 30, 2008, Dealer gross profit decreased $3.2 million, or 97%, and $5.9 million, or 87%, respectively, when compared to the same periods in the prior year. The significantly lower level of gross profit in the current periods is primarily attributable to $4 million of Dealer inventory writedowns recorded in the first half of 2008 and less profitable sales of investment property, partially offset by improved gross profit on NMP sales.

Expenses

For the three and six months ended June 30, 2008 and 2007, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended June 30	2008	2007	$ Change		% Change

Direct costs of services	$35,162	$25,780	$	(9,382)	(36.4%	)
Dealer cost of sales	24,679	17,167		(7,512)	(43.8%	)
Marketing expenses	5,597	4,926		(671)	(13.6%	)
Salaries and related costs	71,903	85,090		13,187	15.5%
General and administrative expenses	44,328	43,772		(556)	(1.3%	)
Depreciation and amortization expense	6,005	5,312		(693)	(13.0%	)
Antitust related matters	(18,385)	—		18,385		*

Total expenses	$169,289	$182,047		$12,758	7.0%

			Favorable / (Unfavorable)

Six Months Ended June 30	2008	2007	$ Change	% Change

Direct costs of services	$48,719	$39,342	$(9,377)	(23.8%	)
Dealer cost of sales	40,597	25,532	(15,065)	(59.0%	)
Marketing expenses	10,946	9,093	(1,853)	(20.4%	)
Salaries and related costs	133,074	139,894	6,820	4.9%
General and administrative expenses	89,792	81,821	(7,971)	(9.7%	)
Impairment loss	—	14,979	14,979	100%
Depreciation and amortization expense	12,217	10,794	(1,423)	(13.2%	)
Antitust related matters	(18,385)	—	18,385		*
Gain on sale of land and buildings	—	(4,752)	(4,752)	(100%	)

Total expenses	$316,960	$316,703	$(257)	(0.1%	)

*	Represents a change in excess of 100%.

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

For the three and six months ended June 30, 2008, direct costs of services increased $9.4 million, or 36%, and $9.4 million, or 24%, respectively, when compared to the same periods in the prior year. These increases are primarily attributable to higher consignment and sale levels in Hong Kong, as well as higher catalogue and sale promotion costs related to the spring Impressionist and Contemporary Art sales in New York. Also contributing to the increase in direct costs are costs related to the (RED) auction held in February 2008, for which there was no comparable charity auction in the prior period, as well as a higher level of property loss and damage claims in the current period. Additionally, for the three and six months ended June 30, 2008 and 2007, direct costs increased approximately $1 million and $1.2 million, respectively, due to unfavorable foreign currency exchange rate changes.

The overall increase in direct costs for the three and six months ended June 30, 2008 was partially offset by the timing of the early summer Contemporary Art sales in London. In 2007, these sales were held in late June and resulted in second quarter direct costs of approximately $2 million. However, in 2008, these sales were held in early

July and will result in a similar level of direct costs in the third quarter. The comparison to the prior period is also favorably impacted by the cessation of auction sales conducted in the Company’s former Olympia salesroom, in West London, which had traditionally offered property at a substantially lower price point than the Company’s other salesrooms. In line with the Company’s strategic focus on major clients and the related shift in its business portfolio toward high-end consignments, no auctions were held at Olympia after the third quarter of 2007.

Marketing Expenses

Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of cultural institutions.

For the three and six months ended June 30, 2008, marketing expenses increased $0.7 million, or 14%, and $1.9 million, or 20%, respectively, when compared to the same periods in the prior year, principally due to an increased level of sponsorships of certain museums and other cultural institutions in the U.S. and the United Kingdom (the “U.K.”), as well as higher costs to promote the Sotheby’s brand globally. The impact of these increases was partially offset by the costs of several strategic client service initiatives incurred in the first half of 2007, for which there were no comparable costs in the current period.

Salaries and Related Costs

For the three and six months ended June 30, 2008 and 2007, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three months ended June 30	2008	2007	$ Change	% Change

Full-time salaries	$35,686	$31,054	$(4,632)	(14.9%	)
Employee benefits	4,416	10,248	5,832	56.9%
Payroll taxes	5,778	5,674	(104)	(1.8%	)
Incentive bonus costs	13,587	25,813	12,226	47.4%
Stock compensation expense	8,364	7,507	(857)	(11.4%	)
Option Exchange	—	232	232	100.0%
Other *	4,072	4,562	490	10.7%

Total salaries and related costs	$71,903	$85,090	$13,187	15.5%

			Favorable / (Unfavorable)

Six months ended June 30	2008	2007	$ Change	% Change

Full-time salaries	$71,379	$61,459	$(9,920)	(16.1%	)
Employee benefits	9,393	18,858	9,465	50.2%
Payroll taxes	11,376	10,189	(1,187)	(11.6%	)
Incentive bonus costs	16,495	28,419	11,924	42.0%
Stock compensation expense	16,539	12,730	(3,809)	(29.9%	)
Option Exchange	216	736	520	70.7%
Other *	7,676	7,503	(173)	(2.3%	)

Total salaries and related costs	$133,074	$139,894	$6,820	4.9%

Legend:

*	Principally includes the cost of temporary labor and overtime.

For the three and six months ended June 30, 2008, salaries and related costs decreased $13.2 million, or 16%, and $6.8 million, or 5%, respectively, when compared to the same periods in the prior year. These decreases are principally due to a lower level of incentive compensation accruals and lower employee benefit costs, partially offset by higher full-time salaries and stock compensation expense. In addition to these factors, for the three and six months ended June 30, 2008, salaries and related costs increased $2 million and $3.6 million, respectively, as a result of unfavorable movements in foreign currency exchange rates. See discussion below for an explanation of the significant factors contributing to the variances in salaries and related costs versus the prior periods.

Incentive Bonus Costs—For the three and six months ended June 30, 2008, accrued incentive bonus costs decreased $12.2 million, or 47%, and $11.9 million, or 42%, when compared to the same periods in the prior year, principally due to a lower level of profitability through the first six months of 2008, which is partially attributable to the timing of the early summer London Contemporary Art sales, as discussed above.

Employee Benefit Costs—Employee benefits include the cost of the Company’s retirement plans and its health and welfare programs, as well as employee severance costs. The Company’s material retirement plans include a defined benefit pension plan covering most of its U.K. employees and defined contribution and deferred compensation plans for its U.S. employees. Generally, the level of employee benefit costs is dependent upon headcount and compensation levels, as well as the Company’s financial performance. Additionally, expenses related to the U.K. Pension Plan are significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Costs related to the Sotheby’s Deferred Compensation Plan (the “DCP”) vary directly with the performance of various participant deemed investment funds.

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

For the three and six months ended June 30, 2008, employee benefit costs decreased $5.8 million, or 57%, and $9.5 million, or 50%, respectively, when compared to the same periods in the prior year. These decreases are primarily attributable to the following factors:

•

Decreases of $4.2 million and $7.4 million, respectively, in costs related to the U.K. Pension Plan primarily due to changes in the interest rate environment that resulted in a higher discount rate assumption used to calculate pension costs when compared to the prior periods, as well as the cessation of advance funding of future benefit increases to retirees discussed above.

•	Decreases of $0.8 million and $2.1 million, respectively, in costs associated with the DCP due to less favorable performance in deemed participant investments.
•

A year-to-date decrease of approximately $0.5 million in profit sharing costs related to the Company’s U.S. defined contribution and deferred compensation plans as a result of a lower level of profitability through the first six months of the year.

For the year ended December 31, 2008, employee benefit costs related to the U.K. Pension Plan are expected to decrease approximately $16 million when compared to 2007 primarily as a result of the changes in assumptions used in the most recent actuarial valuation, as discussed above. (See statement on Forward Looking Statements.)

Full-Time Salaries—For the three and six months ended June 30, 2008, full-time salaries increased $4.6 million, or 15%, and $9.9 million, or 16%, respectively, when compared to the same periods in the prior year. These increases are principally due to strategic headcount additions, as well as limited salary increases to existing employees. Additionally, full-time salaries for the three and six months ended June 30, 2008 were unfavorably impacted by changes in foreign currency exchange rates, which contributed $0.9 million and $2 million, respectively, to the overall increase.

Stock Compensation Expense—For the three and six months ended June 30, 2008, stock compensation expense (excluding costs related to the Option Exchange) increased $0.9 million, or 11%, and $3.8 million, or 30%, respectively, when compared to the same periods in the prior year. These increases are attributable to the following factors:

•

Incremental costs related to a higher value of Executive Bonus Plan (“EBP”) restricted stock awarded in February 2008 when compared to the 2007 EBP award due to the significant improvement in the Company’s 2007 operating results. The value of EBP restricted stock grants are based on the Company’s financial performance in the fiscal year prior to the date of grant.

•

Incremental costs related to restricted stock grants in February 2008 to a broader base of employees than in prior years as part of the Company’s new incentive compensation structure that is being initiated in 2008 to be aligned with the Company’s client-focused strategic initiatives. Under this new structure, such restricted stock grants, although at the sole discretion of the Compensation Committee, are awarded in relation to prior year Company profitability and are subject to future service requirements.

•	The incremental impact of costs related to restricted stock awarded in 2007.

For the year ending December 31, 2008, stock compensation expense is expected to increase approximately $6 million when compared to 2007 to a total of approximately $33 million, principally due to the restricted stock awards described above. (See statement on Forward Looking Statements.)

General and Administrative Expenses

For the three months ended June 30, 2008, general and administrative expenses were substantially unchanged when compared to the prior period. For the six months ended June 30, 2008, general and administrative expenses increased $8 million, or 10%, when compared to the first half of 2007. The comparison of general and administrative expenses to the prior periods is influenced by the following factors:

•

A $0.4 million decrease in second quarter professional fees and a year-to-date $3.1 million, or 12%, increase in professional fees. The increase in year-to-date professional fees is primarily attributable to an increase of approximately $2.3 million in costs associated with the Company’s outsourced tax compliance function. To a lesser extent, this increase is also attributable to higher consulting, audit and legal fees. The comparisons of professional fees to the prior periods are favorably impacted by $2.2 million in costs recorded in the second quarter of 2007 associated with the Company’s assessment of its rights and options with respect to the York Property (see “York Property” below), for which there are no comparable costs in the current period.

•

A year-to-date $1.7 million, or 13%, increase in travel and entertainment costs principally due to a higher level of travel in pursuit of business opportunities and in response to the increasing globalization of the Company’s client base. Also contributing to the increase in travel and entertainment costs are price increases for airfares and other travel costs. Substantially all of the year-to-date increase in travel and entertainment costs is attributable to the first quarter of 2008.

•	Increases of $1.7 million and $2.4 million, respectively, in premises rental and other facilities-related costs, primarily as a result of U.K. premises initiatives.
•

Unfavorable movements in foreign currency exchange rates, which increased general and administrative expenses during the three and six month periods by approximately $0.9 million and $2 million, respectively.

Also, favorably impacting the comparison to the prior periods are a second quarter decrease of $1.4 million in client goodwill gestures, authenticity claims and other litigation-related matters and favorable bad debt experience during the current period.

Depreciation and Amortization Expense

For the three and six months ended June 30, 2008, depreciation and amortization expense increased $0.7 million, or 13%, and $1.4 million, or 13%, respectively, when compared to the same periods in the prior year. These increases are primarily attributable to a higher rate of capital expenditures over the last 18 months, due in part to the refurbishment of premises in the U.K., as well as additional investments in information technology designed to improve client service. Additionally, results for the current periods include amortization expense related to intangible assets recognized in connection with the acquisition of an auction house in France, for which there was no comparable expense in the prior periods.

Antitrust Related Matters

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

In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which the Company was responsible for funding the redemption of $62.5 million. The court determined that this $62.5 million face value had a fair market value of not less than $50 million, which is the amount of expense that was recognized by the Company as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period prior to May 15, 2007.

The Discount Certificates were fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and were able to be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration. Additionally, any unused Discount Certificates were redeemable for cash at their face value at any time between May 15, 2007 and May 14, 2008.

The Discount Certificates expired on May 14, 2008 and, therefore, cannot be redeemed subsequent to that date. As a result of the expiration of the Discount Certificates, the Company reversed the remaining liability and recognized a benefit of $18.4 million in its Consolidated Income Statements in the second quarter of 2008.

Impairment Loss and Insurance Recovery

As a result of Mr. Noortman’s death, in the first quarter of 2007, the Company recorded an impairment loss of approximately $15 million in the Dealer segment related to NMP’s goodwill ($7.3 million), customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). (See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements.)

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

There were no comparable events in the first six months of 2008.

Gain on Sale of Land and Buildings

In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex, which previously housed a U.K. auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007, for which there was no comparable transaction or gain in the current period.

Net Interest Expense

For the three and six months ended June 30, 2008, net interest expense increased $2.8 million and $3.3 million, respectively, when compared to the same periods in the prior year primarily due to lower average cash and short-term investment balances, as well as lower interest rates earned on cash balances. The Company’s lower average cash and short-term investment balances in the current period were the result of the funding requirements for new consignor advances, the timing of the settlement of certain client receivables and the $50 million initial payment made in January 2008 as part of the contract to reacquire the York Property (see “York Property” below).

For the year ended December 31, 2008, the Company expects interest expense to increase approximately $7 million when compared to 2007 primarily as a result of incremental interest expense related to the Convertible Notes and Senior Notes issued on June 17, 2008. (See “Liquidity and Capital Resources” below and statement on Forward Looking Statements.)

Other (Expense) Income

In the first quarter of 2008, the Company purchased a foreign currency option contract to hedge the foreign currency risk associated with an amount that became payable to a consignor as a result of the sale of property at auction in the second quarter of 2008. In May 2008, the Company realized a $3.7 million gain as a result of the exercise of this option contract and recognized a related $3.5 million foreign currency loss on the settlement of the underlying consignor payable. The $3.7 million gain realized in the second quarter of 2008 was largely recognized as an unrealized gain in the first quarter of 2008 reflecting the change in fair value of the option contract during that period.

Income Tax Expense

For the three and six months ended June 30, 2008, the Company’s effective tax rate was approximately 32.7% and 32.2%, respectively, when compared to approximately 31.1% and 29.4%, respectively, in the same periods of the prior year. These increases are primarily due to a higher level of state and local tax expense during the current periods and a one-time benefit that was recorded in the second quarter of 2007 as a result of the release of a valuation allowance related to state operating losses and other deferred tax assets.

FINANCIAL CONDITION AS OF JUNE 30, 2008

This discussion should be read in conjunction with the Company’s Condensed Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

For the six months ended June 30, 2008, total cash and cash equivalents increased $27.2 million primarily due to the factors discussed below.

Net Cash Used by Operating Activities—Net cash used by operating activities of $185 million for the six months ended June 30, 2008 is principally the result of the Company’s net income for the period offset by the following factors:

•

A $184.1 million increase in accounts receivable and a $25.6 million decrease in due to consignors, primarily as a result of the timing and settlement of auction sales that occurred. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

•	A $45.2 million decrease in accounts payable and accrued liabilities and other liabilities, mostly due to the funding of incentive bonuses accrued in 2007.

Net Cash Used by Investing Activities—Net cash used by investing activities of $89.9 million for the six months ended June 30, 2008 is principally due to a $32.3 million net increase in client loans, the funding of a $50 million deposit related to the purchase of the York Property (as discussed below) and capital expenditures of $13.4 million. These investing cash outflows are minimally offset by $4.4 million in distributions received from an equity investee.

Net Cash Provided by Financing Activities—Net cash provided by financing activities of $301 million for the six months ended June 30, 2008 is almost entirely the result of $340.2 million of net proceeds received from the issuance of the Convertible Notes and Senior Notes on June 17, 2008 (see “Liquidity and Capital Resources” below). Partially offsetting the impact of these proceeds are $20.3 million in dividend payments and a net cash outflow of $18.3 million for the Convertible Note Hedge and Warrants transactions completed in conjunction with the issuance of the Convertible Notes (see Note 7 of Notes to Condensed Consolidated Financial Statements).

SHARES OUTSTANDING

As a result of restricted stock granted and vested over the last 18 months, management expects weighted average diluted shares outstanding for the nine months ended September 30, 2008 to be in the range of approximately 66 million. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

YORK PROPERTY

On February 7, 2003, the Company sold the land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) and leased it back from the buyer for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease. Additionally, the sale of the York Property resulted in a deferred gain of $22.7 million, which is being amortized on a straight-line basis against depreciation expense over the initial 20-year lease term. As of June 30, 2008, the remaining deferred gain related to the sale-leaseback transaction was approximately $16.6 million.

On January 11, 2008, the Company entered into a contract to reacquire the York Property from an affiliate of RFR Holding Corp. (“RFR”) for an aggregate purchase price of $370 million. The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property and available cash resources, including a portion of the proceeds from the Convertible Notes and Senior Notes issued on June 17, 2008 (see Liquidity and Capital Resources below and Note 7 in Notes to Consolidated Financial Statements). On April 28, 2008, the Company received conditional approval from the lenders to assume the York Property mortgage obligation. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is the Company’s intention to pre-pay the mortgage on or about July 1, 2015. The Company made an initial payment to the seller of $50 million on January 11, 2008, which is refundable under certain conditions. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place on July 1, 2009, subject to RFR’s option to accelerate the closing date. An accelerated closing date would be ninety days after the date on which RFR exercised this option.

When the transaction is closed, the existing York Property capital lease obligation of $168.1 million and the related $127 million net capital lease asset, as well as the $16.6 million deferred gain will be derecognized in the Company’s Consolidated Balance Sheet and the net effect will be deducted from the cost recorded in the Company’s Consolidated Balance Sheet. As a result, the land and building acquired will be recorded on the Company’s Consolidated Balance Sheet at an amount in the range of approximately of $320 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s material contractual obligations and commitments as of June 30, 2008:

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
Unsecured debt (1)
Principal payments	$450,000	$100,000	$—	$200,000	$150,000
Interest payments	118,291	23,541	35,750	35,750	23,250

Sub-total	568,291	123,541	35,750	235,750	173,250

Other commitments:
York Property capital lease (2)	340,740	19,938	41,274	43,415	236,113
Operating lease obligations (3)	85,706	18,427	23,205	11,268	32,806
Note payable to Arcimboldo (4)	6,583	6,583	—	—	—
Employment arrangements (5)	14,213	6,188	8,025	—	—
Uncertain tax positions (6)	4,600	4,600	—	—	—

Sub-total	451,842	55,736	72,504	54,683	268,919

Total	$1,020,133	$179,277	$108,254	$290,433	$442,169

(1)	Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s unsecured debt which includes:
•	$100 million of 6.98% Senior Unsecured Notes due February 2009.
•	$200 million of 3.125% Convertible Senior Notes due June 2013 that were issued on June 17, 2008.
•	$150 million of 7.75% Senior Unsecured Notes due June 2015 that were issued on June 17, 2008.

On July 18, 2008, the Company used a portion of the net proceeds from the 3.125% Convertible Senior Notes and the 7.75% Senior Unsecured Notes to redeem the 6.98% Senior Unsecured Notes. The total paid to redeem the 6.98% Senior Unsecured Notes was $105.7 million, which includes $102.5 million for the present value of the remaining principal and interest and $3.2 million for accrued and unpaid interest through the date of redemption.

(See “Liquidity and Capital Resources” below and Note 7 of Notes to Condensed Consolidated Financial Statements for information related to the Company’s credit arrangements.)

(2)	Represents the rental payments due under the capital lease obligation for the York Property. See “York Property” above.
(3)	Represents rental payments due under the Company’s operating lease obligations.
(4)	Represents the remaining payment due under the sale and purchase agreement related to the acquisition of NMP. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)
(5)

Represents the remaining commitment for future salaries as of June 30, 2008 related to employment arrangements with nine employees, which expire at various points between August 2008 and June 2011, excluding incentive bonuses and equity grants. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, and continuation of benefits upon termination of employment under certain circumstances. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

(6)

The Company’s liability for uncertain tax positions that would be settled by cash payments to the respective taxing authorities is $9.8 million, of which $4.6 million is classified as current and $5.2 million is classified as long-term in the June 30, 2008 Condensed Consolidated Balance Sheet. The long-term portion is excluded from the contractual obligations table above as the Company is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 18 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Partners may also assist the Company in valuing and marketing the property to be sold at auction. The Company’s counterparties to these risk sharing arrangements are typically major international art dealers or major art collectors. The Company could be exposed to credit-related losses in the event of nonperformance by these counterparties; however, the Company has not historically experienced any such losses.

As of June 30, 2008, the Company had outstanding auction guarantees totaling $106.6 million, the property relating to which had a mid-estimate sales price (1) of $118.4 million. The Company’s financial exposure under these auction guarantees is reduced by $16 million as a result of risk sharing arrangements with unaffiliated partners. The property related to such auction guarantees is being offered at auctions in the second half of 2008. As of June 30, 2008, $10.4 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the June 30, 2008 Condensed Consolidated Balance Sheet (see Note 4 of Notes to Condensed Consolidated Financial Statements). As of June 30, 2008, December 31, 2007 and June 30, 2007, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $2.1 million, $4.3 million and $0.8 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

As of July 29, 2008, the Company had outstanding auction guarantees totaling $62 million, the property relating to which had a mid-estimate sales price (1) of $69.6 million. The property related to such auction guarantees is being offered at auctions in the second half of 2008. As of July 29, 2008, $36.9 million of the guaranteed amount had been advanced by the Company and will be recorded within notes receivable and consignor advances.

(1)

The mid-estimate sales price is calculated as the average of the low and high pre-sale auction estimates for the property under the auction guarantee. Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $4.6 million at June 30, 2008.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company predominantly utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client payable balances as well as foreign currency denominated future guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception.

Additionally, in the first quarter of 2008, the Company purchased a foreign currency option contract to hedge the foreign currency risk associated with an amount that became payable to a consignor as a result of the sale of property at auction in the second quarter of 2008. In May 2008, the Company realized a $3.7 million gain as a result of the exercise of this option contract and recognized a related $3.5 million foreign currency loss on the settlement of the underlying consignor payable. The $3.7 million gain realized in the second quarter of 2008 was largely recognized as an unrealized gain in the first quarter of 2008 reflecting the change in fair value of the option contract during that period.

Exposures related to the Company’s foreign currency risks are centrally managed by its global treasury function. The Company’s forward exchange contracts and the option contract entered into in the first quarter of 2008 are not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair value (see Note 19 of Notes to Condensed Consolidated Financial Statements). Changes in the fair value of these derivative financial instruments are recognized in the Condensed Consolidated Income Statements within Other Income (Expense).

At June 30, 2008, the Company had $327.9 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts and option contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

As of June 30, 2008 and December 31, 2007, the Condensed Consolidated Balance Sheets included assets of $0.3 million and $0.5 million respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding derivative financial instruments on those dates. As of June 30, 2007, the Condensed Consolidated Balance Sheets included a liability of $0.3 million recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on that date.

CONTINGENCIES

For information related to Contingencies, see Note 10 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

For information related to Uncertain Tax Positions, see Note 18 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents—As of June 30, 2008, the Company had cash and cash equivalents of $375 million.

Bank Credit Facility—The Company has a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) and LaSalle Bank N.A. (the “BofA Credit Agreement”) with a total borrowing capacity of $300 million. As of June 30, 2008, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $300 million, as calculated in accordance with the borrowing base discussed below. The BofA Credit Agreement matures on September 7, 2010.

In December 2007, the BofA Credit Agreement was amended to permit the consummation of the purchase of the York Property (see “York Property” above) and the assumption of an existing $235 million mortgage on the York Property that bears interest at an annual rate of approximately 5.6%. In January, April and June 2008, the BofA Credit Agreement was further amended to provide the Company additional flexibility with respect to future long-term financing arrangements.

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

The BofA Credit Agreement contains financial covenants requiring the Company not to exceed a maximum level of capital expenditures (as defined in the BofA Credit Agreement) and dividend payments (as discussed in more detail below) and to have a quarterly interest coverage ratio (as defined in the BofA Credit Agreement) of not less than 2.0 and a quarterly leverage ratio of not more than 3.5. The maximum level of annual capital expenditures permitted under the BofA Credit Agreement, with certain exceptions as defined in amendments made to the BofA Credit Agreement in July and December 2007, is $20 million with any unused amounts carried forward to the following year. Dividend payments made on or before June 30, 2007, were limited to 40% of the Company’s net income arising after June 30, 2005 and computed on a cumulative basis. In July 2007, the BofA Credit Agreement was amended so that any dividend payments made on or after that date are limited to 50% of the Company’s net income arising after July 1, 2007 and computed on a cumulative basis. Additionally, the amount available for distribution as dividend payments was increased at that time. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with its covenants related to the BofA Credit Agreement.

At the option of the Company, any borrowings under the BofA Credit Agreement generally bear interest at a rate equal to: (i) LIBOR plus 1.75%, or (ii) 0.5% plus the higher of the Prime Rate or the Federal Funds Rate plus 0.5%. For the three and six months ended June 30, 2008, the weighted average interest rate charged to the Company for outstanding borrowings under the BofA Credit Agreement was approximately 5.8% and 5.7%, respectively. For the six months ended June 30, 2007, the Company had no borrowings under the BofA Credit Agreement.

Convertible Notes—On June 17, 2008, the Company issued $200 million aggregate principal amount of 3.125% Convertible Senior Notes due June 15, 2013 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs.

The Convertible Notes bear interest at a rate of 3.125% per year, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2008. The Convertible Notes are payable in cash, shares of Sotheby’s common stock (“Common Stock”), or a combination thereof, at the option of the Company, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The conversion rate for the Convertible Notes is subject to adjustment for certain events. The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter after the fiscal quarter ending September 30, 2008 (and only during such fiscal quarter), if, the closing price of the Common Stock exceeds 130% of the Conversion Price during a defined period at the end of the previous quarter, (2) if the trading price of Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture).

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination thereof at its election. It is the Company’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash.

Each of the Company’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the BofA Credit Agreement.

Senior Notes—On June 17, 2008, the Company issued $150 million aggregate principal amount of 7.75% Senior Notes (the “Senior Notes”) due June 15, 2015. The net proceeds from the issuance of the Senior Notes were approximately $145.9 million, after deducting the initial purchasers’ discounts and fees. The Senior Notes were issued at a discount and have an effective interest rate of 8%. Interest on the Senior Notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2008.

At any time before June 15, 2015, the Senior Notes will only be redeemable at the price specified in the Senior Notes Indenture, plus accrued and unpaid interest. In addition, at any time prior to June 15, 2011, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 107.75% plus accrued and unpaid interest. Also, if the Company experiences a Change of Control, the Company must offer to repurchase all of the Senior Notes then outstanding at 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest.

The Senior Notes Indenture also contains covenants that limit, among other things, the Company and its subsidiaries’ ability to: grant liens on their assets; enter into certain sale and leaseback transactions; and merge, consolidate or transfer or dispose of substantially all of their assets. The Company is in compliance with these covenants.

Each of the Company’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the BofA Credit Agreement.

Redemption of 6.98% Notes— In February 1999, the Company issued a tranche of 10-year long-term debt securities (the “Notes”) with the SEC for an aggregate offering price of $100 million. The Notes had an effective interest rate of 6.98% payable in cash semi-annually in February and August. On July 18, 2008, the Company redeemed the Notes for $105.7 million, using a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes. The $105.7 million paid upon redemption includes $102.5 million for the present value of the remaining interest and $3.2 million for accrued and unpaid interest through the date of redemption. As a result, in the third quarter of 2008, the Company will record a bond redemption cost of $2.5 million. (See Note 7 of Notes to Condensed Consolidated Financial Statements.)

Liquidity Requirements—The Company generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements.

The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, other short-term commitments to consignors, the funding of capital expenditures and the payment of the quarterly dividend, as well as the short-term commitments to be funded on or before June 30, 2009 included in the table of contractual obligations and commitments above, which include the $100 million in senior unsecured debt securities which were redeemed on July 18, 2008.

Additionally, as discussed above, on January 11, 2008, the Company entered into a contract to reacquire the York Property for an aggregate purchase price of $370 million. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property and a portion of the cash proceeds from the Convertible Notes and Senior Notes. On April 28, 2008, the Company received conditional approval from the lenders to assume the York Property mortgage obligation. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is the Company’s intention to pre-pay the mortgage on or about July 1, 2015. In January 2008, the Company made an initial payment to the seller of $50 million. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place on July 1, 2009, subject to RFR’s option to accelerate the closing date. An accelerated closing date would be ninety days after the date on which RFR exercised this option.

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157, “Fair Value Measurements” as it applies to the Company’s non-financial assets and liabilities to January 1, 2009. Management is evaluating the impact on the Company’s Consolidated Financial Statements of adopting SFAS No. 157 as it relates to non-financial assets and liabilities, as well as the impact of adopting FASB FSP 157-2.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” Effective for the Company as of January 1, 2009, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Management is evaluating the impact of adopting SFAS No. 161 on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be

Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company as of January 1, 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within the scope of this FSP to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component (conversion option) is not remeasured as long as it continues to meet the conditions for equity classification in Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Upon adoption of FSP APB 14-1 on January 1, 2009, the Company expects to record a debt discount in the range of approximately $35 million related to the Convertible Notes and a corresponding increase to Additional Paid-In Capital to reflect the conversion feature of the Convertible Notes. The debt discount will be amortized over the remaining life of the Convertible Notes using the effective interest rate method. Additionally, the Company will record a cumulative effect adjustment of approximately $2 million (net of taxes) to the January 1, 2009 balance of Retained Earnings. For the year ended December 31, 2009, as a result of the adoption of FSP APB 14-1, the Company expects an increase in interest expense in the range of approximately $7 million due to the amortization of the debt discount attributable to the Convertible Notes. (See statement on Forward Looking Statements.)

In March 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). Effective for the Company as of January 1, 2009, EITF No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. Early adoption of this standard is not permitted. Management is evaluating the impact of adopting EITF No. 07-5 on the Company’s Consolidated Financial Statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and derivative financial instruments (see above) during the course of its business. As of June 30, 2008, the Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable and consignor advances, trust assets related to the deferred compensation liability, credit facility borrowings, the 6.98% Notes issued in February 1999, the Senior Notes and the Convertible Notes issued June 17, 2008, the deferred compensation liability and the note payable to Arcimboldo (see Note 10 of Notes to Condensed Consolidated Financial Statements).

The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company’s cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

As of June 30, 2008, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $17.5 million.

The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Additionally, in the first quarter of 2008, the Company purchased a foreign currency option contract to hedge foreign currency risk associated with an amount that became payable to a consignor as a result of the sale of property at auction in the second quarter of 2008. At June 30, 2008, the Company had $327.9 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the two counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note 17 of Notes to Condensed Consolidated Financial Statements.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As June 30, 2008, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2008.

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

Government laws and regulations

Many of the Company’s activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws and value added sales taxes. In addition, the Company is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121-2-125, et. seq. Such regulations do not impose a material impediment to the worldwide business of the Company but do affect the market generally, and a material adverse change in such regulations could affect the business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at the Company’s principal auction locations or could increase the cost of moving property to such locations.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2008, the Company held its annual meeting of shareholders. The matters on which the shareholders voted were:

(i)	The election of eleven directors by the holders of the Company’s Class A Common Stock;
(ii)	The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2008.

The results of the voting are shown below:

(i)	ELECTION OF CLASS A COMMON STOCK DIRECTORS

NOMINEES	FOR	AGAINST	WITHHELD

John M. Angelo	55,723,773	0	1,477,736
Michael Blakenham	54,403,393	0	2,798,116
The Duke of Devonshire	52,810,061	0	4,391,448
Allen Questrom	55,657,711	0	1,543,798
William F. Ruprecht	54,122,164	0	3,079,345
Michael I. Sovern	55,361,698	0	1,839,811
Donald M. Stewart	55,656,675	0	1,544,834
Robert S. Taubman	55,636,848	0	1,564,661
Diana L. Taylor	55,592,334	0	1,609,175
Dennis M. Weibling	55,658,933	0	1,542,576
Robin G. Woodhead	54,111,417	0	3,090.092
(ii)	RATIFICATION OF INDEPENDENT AUDITORS

57,201,504	Votes were cast;
55,188,900	Votes were cast for the resolution;
1,470,605	Votes were cast against the resolution; and
541,999	Votes abstained

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
10.1

Indenture, dated as of June 17, 2008, for the 3.125% Convertible Senior Notes due 2013 between Sotheby’s, as Issuer, and the Initial Subsidiary Guarantors Party Hereto, and U.S. Bank National Association, as Trustee.

10.2	Indenture, dated as of June 17, 2008, 7.75% Senior Notes due 2015 between Sotheby’s, as Issuer, and the Initial Subsidiary Guarantors Party Hereto, and U.S. Bank National Association, as Trustee.
10.3	Registration Rights Agreement dated June 17, 2008, between Sotheby’s and Banc of America Securities LLC, Goldman, Sachs & Co., Comerica Securities, Inc. and HSBC Securities (USA) Inc.
10.4	Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263) dated June 11, 2008, between Sotheby’s and Bank of America, N.A.
10.5	Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583) dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co.
10.6	Issuer Warrant Transaction (Transaction Reference Number: NY-35264) dated June 11, 2008, between Sotheby’s and Bank of America, N.A.
10.7	Issuer Warrant Transaction (Transaction Reference Number: SDB1627455582) dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
(i)	On May 15, 2008, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”
(ii)	On May 20, 2008, the Company filed a current report on Form 8-K under Item 8.01, “Other Events.”
(iii)	On June 9, 2008, the Company filed a current report on Form 8-K under Item 7.01, “Regulation FD Disclosure.”
(iv)

On June 17, 2008, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement” Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and Item 3.02, “Unregistered Sales of Equity Securities.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney Senior Vice President, Controller and Chief Accounting Officer

Date:	August 6, 2008

Exhibit Index

Exhibit No.	Description

10.1

Indenture, dated as of June 17, 2008, for the 3.125% Convertible Senior Notes due 2013 between Sotheby’s, as Issuer, and the Initial Subsidiary Guarantors Party Hereto, and U.S. Bank National Association, as Trustee.

10.2	Indenture, dated as of June 17, 2008, 7.75% Senior Notes due 2015 between Sotheby’s, as Issuer, and the Initial Subsidiary Guarantors Party Hereto, and U.S. Bank National Association, as Trustee.
10.3	Registration Rights Agreement dated June 17, 2008, between Sotheby’s and Banc of America Securities LLC, Goldman, Sachs & Co., Comerica Securities, Inc. and HSBC Securities (USA) Inc.
10.4	Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263) dated June 11, 2008, between Sotheby’s and Bank of America, N.A.
10.5	Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583) dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co.
10.6	Issuer Warrant Transaction (Transaction Reference Number: NY-35264) dated June 11, 2008, between Sotheby’s and Bank of America, N.A.
10.7	Issuer Warrant Transaction (Transaction Reference Number: SDB1627455582) dated June 11, 2008 between Sotheby’s and Goldman, Sachs & Co.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002