Form 10-Q
period 2008-09-30
SOTHEBYS
filed 2008-11-10
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes ☐ No ☒

As of October 27, 2008, there were 67,291,434 outstanding shares of Common Stock, par value $0.10 per share, of the registrant.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues:
Auction and related revenues	$62,289	$66,359	$460,620	$509,653
Finance revenues	3,687	4,029	10,849	13,028
Dealer revenues	8,396	13,442	49,872	45,784
License fee revenues	1,174	920	2,683	2,323
Other revenues	427	308	1,371	1,177

Total revenues	75,973	85,058	525,395	571,965

Expenses:
Direct costs of services	14,306	8,671	63,025	48,013
Dealer cost of sales	14,604	8,594	55,201	34,126
Marketing expenses	3,989	3,207	14,935	12,300
Salaries and related costs	52,861	55,229	185,935	195,122
General and administrative expenses	41,244	39,869	131,036	121,690
Depreciation and amortization expense	6,317	5,500	18,534	16,295
Antitrust related matters	—	—	(18,385)	—
Impairment loss	—	—	—	14,979
Gain on sale of land and buildings	—	—	—	(4,752)

Total expenses	133,321	121,070	450,281	437,773

Operating (loss) income	(57,348)	(36,012)	75,114	134,192

Interest income	3,152	3,549	7,128	10,244
Interest expense	(10,315)	(6,812)	(25,567)	(21,480)
Bond redemption cost	(2,477)	—	(2,477)	—
Insurance recovery	—	—	—	20,000
Other (expense) income	(228)	666	(1,399)	2,397

(Loss) income before taxes	(67,216)	(38,609)	52,799	145,353
Equity in earnings of investees, net of taxes	445	640	1,982	2,389
Income tax (benefit) expense	(20,553)	(17,021)	18,060	37,007

Net (loss) income	($46,218)	($20,948)	$36,721	$110,735

Basic (loss) earnings per share	($0.71)	($0.33)	$0.57	$1.74

Diluted (loss) earnings per share	($0.71)	($0.33)	$0.56	$1.69

Basic and diluted weighted average shares outstanding:
Basic	64,719	63,974	64,593	63,627
Diluted	64,719	63,974	65,687	65,461

Cash dividends paid per common share	$0.15	$0.15	$0.45	$0.35

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30, 2008 (UNAUDITED)	December 31, 2007	September 30, 2007 (UNAUDITED)

A S S E T S
Current Assets:
Cash and cash equivalents	$235,375	$348,253	$121,107
Restricted cash	796	14,879	5,985
Accounts receivable, net of allowance for doubtful accounts of $6,475, $6,252 and $5,824	549,796	835,387	311,537
Notes receivable and consignor advances, net of allowance for credit losses of $1,081, $1,028 and $1,051	251,184	117,642	162,209
Inventory	170,882	205,969	186,722
Deferred income taxes	8,175	15,529	8,244
Income tax receivable	13,437	1,021	957
Prepaid expenses and other current assets	32,627	26,922	26,579

Total Current Assets	1,262,272	1,565,602	823,340

Non-Current Assets:
Notes receivable	42,811	58,738	60,026
Fixed assets, net of accumulated depreciation and amortization of $185,133, $178,905 and $174,258	218,729	222,310	222,902
Goodwill	26,316	28,080	27,211
Intangible assets, net of accumulated amortization of $2,816, $1,465 and $1,057	6,333	5,820	5,954
Equity method investments	18,129	19,860	21,368
Deferred income taxes	79,770	65,948	84,873
Trust assets related to deferred compensation liability	36,538	31,818	31,382
Pension asset	68,927	14,010	—
York Property deposit	50,000	—	—
Other assets	17,968	7,918	45,590

Total Assets	$1,827,793	$2,020,104	$1,322,646

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$420,798	$773,685	$266,940
Accounts payable and accrued liabilities	122,438	122,896	105,432
Accrued salaries and related costs	25,108	79,579	37,849
Settlement liabilities	—	22,651	24,374
Accrued income taxes	17,334	67,462	28,903
Deferred income taxes	—	—	2,286
Other current liabilities	9,376	8,589	8,525

Total Current Liabilities	595,054	1,074,862	474,309

Long-Term Liabilities:
Senior unsecured debt, net of unamortized discount of $1,917, $112 and $137	348,067	99,888	99,863
York Property capital lease obligation	164,693	167,190	167,657
Deferred gain on sale of York Property	15,142	15,988	16,270
Pension liabilities	2,173	2,454	59,402
Deferred income taxes	14,902	5,223	11,081
Accrued income taxes	8,426	7,470	8,491
Deferred compensation liability	33,931	31,073	30,438
Other liabilities	3,600	11,939	11,355

Total Liabilities	1,185,988	1,416,087	878,866

Commitments and contingencies (see Note 10)

Shareholders’ Equity:
Common Stock, $0.10 par value	6,719	6,647	6,635
Authorized shares at September 30, 2008—200,000,000
Issued and outstanding shares at September 30, 2008—67,288,966
Issued and outstanding shares at December 31, 2007—66,563,771
Issued and outstanding shares at September 30, 2007—66,430,155
Additional paid-in capital	266,960	249,453	238,061
Retained earnings	344,052	338,004	245,654
Accumulated other comprehensive income (loss)	24,074	9,913	(46,570)

Total Shareholders’ Equity	641,805	604,017	443,780

Total Liabilities and Shareholders’ Equity	$1,827,793	$2,020,104	$1,322,646

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Nine Months Ended

	September 30, 2008	September 30, 2007

Operating Activities:
Net income	$36,721	$110,735

Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization expense	18,534	16,295
Gain on sale of land and buildings	—	(4,752)
Impairment loss	—	14,979
Equity in earnings of investees	(1,982)	(2,389)
Deferred income tax expense (benefit)	7,419	(15,450)
Stock compensation expense	24,709	20,253
Net pension (benefit) expense	(2,952)	6,932
Asset provisions	19,133	3,371
Antitrust related matters	(18,385)	—
Amortization of discount related to antitrust matters	—	958
Excess tax benefits from stock-based compensation	—	(14,094)
Other	(428)	(967)

Changes in assets and liabilities:
Accounts receivable	256,997	85,257
Due to consignors	(336,893)	(306,147)
Inventory	10,683	(64,222)
Prepaid expenses and other current assets	(3,308)	3,116
Other long-term assets	(1,580)	(37,386)
Trust assets related to the deferred compensation liability	(4,721)	(29,661)
Settlement liabilities	(4,266)	(22,341)
Income tax receivable and deferred income tax assets	(12,839)	(6,519)
Accrued income taxes and deferred income tax liabilities	(50,672)	34,964
Accounts payable and accrued liabilities and other liabilities	(70,604)	(27,448)

Net cash used by operating activities	(134,434)	(234,516)

Investing Activities:
Funding of notes receivable and consignor advances	(348,814)	(249,279)
Collections of notes receivable and consignor advances	230,950	244,715
Purchases of short-term investments	—	(385,275)
Proceeds from maturities of short-term investments	—	511,317
Capital expenditures	(19,063)	(11,570)
Proceeds from the sale of land and buildings	—	6,163
Funding of York Property deposit	(50,000)	—
Acquisition, net of cash acquired	(193)	(1,470)
Distributions from equity investees	5,333	5,660
Decrease in restricted cash	14,186	5,670

Net cash (used) provided by investing activities	(167,601)	125,931

Financing Activities:
Proceeds from revolving credit facility borrowings	140,000	—
Repayments of revolving credit facility borrowings	(140,000)	—
Repayment of 6.98% Senior Unsecured Debt	(100,000)	—
Proceeds from 3.125% Convertible Senior Notes, net of debt issuance cost of $5,700	194,300	—
Proceeds from 7.75% Senior Notes, net of debt issuance costs and discount of $4,145	145,855	—
Premiums paid for convertible note hedges	(40,600)	—
Proceeds received from sale of common stock warrants	22,300	—
Dividends paid	(30,477)	(23,285)
Decrease in York Property capital lease obligation	(1,330)	(1,198)
Proceeds from exercise of employee stock options	339	16,077
Excess tax benefits from stock-based compensation	—	14,094

Net cash provided by financing activities	190,387	5,688

Effect of exchange rate changes on cash and cash equivalents	(1,230)	2,910

Decrease in cash and cash equivalents	(112,878)	(99,987)
Cash and cash equivalents at beginning of period	348,253	221,094

Cash and cash equivalents at end of period	$235,375	$121,107

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

          Income Statement Presentation—Marketing Expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (which include client service initiatives) and the cost of strategic sponsorships of cultural institutions. Prior to the fourth quarter of 2007, corporate marketing expenses were reported in the Condensed Consolidated Income Statements as a component of Direct Costs of Services and the cost of strategic sponsorships was included as a component of General and Administrative Expenses. As a result of the Company’s strategic initiatives, corporate marketing and sponsorship activities have substantially increased over the last three years. Accordingly, the costs of such activities have been combined and separately classified in the Company’s Condensed Consolidated Income Statements as Marketing Expenses. For the three months ended September 30, 2008 and 2007, corporate marketing expenses totaled $3.4 million and $2.6 million, respectively. For the nine months ended September 30, 2008 and 2007, corporate marketing expenses totaled $12.2 million and $10.7 million, respectively. For the three months ended September 30, 2008 and 2007, the cost of strategic sponsorships totaled $0.6 million. For the nine months ended September 30, 2008 and 2007, the cost of strategic sponsorships totaled $2.7 million and $1.6 million, respectively.

          In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim financial statements included herein have been made.

2. Seasonality of Business

          The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of the Company’s operating expenses.

3. Segment Reporting

          The Company’s operations are organized under three reportable segments—Auction, Finance and Dealer. The table below presents the Company’s revenues and (loss) income before taxes by segment for the three and nine months ended September 30, 2008 and 2007 (in thousands of dollars):

Three months ended September 30, 2008	Auction	Finance	Dealer	All Other	Reconciling items*	Total

Revenues	$62,289	$4,408	$8,396	$1,601	$(721)	$75,973
Segment (loss) income before taxes	$(56,777)	$944	$(8,690)	$594	$(3,287)	$(67,216)

Three months ended September 30, 2007	Auction	Finance	Dealer	All Other	Reconciling items*	Total

Revenues	$66,359	$4,421	$13,442	$1,228	$(392)	$85,058
Segment (loss) income before taxes	$(42,224)	$1,555	$2,676	$423	$(1,039)	$(38,609)

Nine months ended September 30, 2008	Auction	Finance	Dealer	All Other	Reconciling items*	Total

Revenues	$460,620	$13,428	$49,872	$4,054	$(2,579)	$525,395
Segment income (loss) before taxes	$48,333	$3,370	$(12,121)	$915	$12,302	$52,799

Nine months ended September 30, 2007	Auction	Finance	Dealer	All Other	Reconciling items*	Total

Revenues	$509,653	$14,376	$45,784	$3,500	$(1,348)	$571,965
Segment income (loss) before taxes**	$131,431	$3,358	$(10,049)	$832	$19,781	$145,353

*

The reconciling items related to Revenues represent charges between the Finance segment and the Auction segment for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment Revenues and in Auction segment Direct Costs of Services. The reconciling items related to segment (loss) income before taxes are presented in the chart below.

**	For the nine months ended September 30, 2007, Dealer segment results include an impairment loss of $15 million related to goodwill and intangible assets (see Notes 5 and 6).

          The table below presents (loss) income before taxes for the Company’s segments, as well as a reconciliation of segment (loss) income before taxes to consolidated (Loss) Income Before Taxes for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(Thousands of dollars)

Auction	$(56,777)	$(42,224)	$48,333	$131,431
Finance	944	1,555	3,370	3,358
Dealer	(8,690)	2,676	(12,121)	(10,049)
All Other	594	423	915	832

Segment (loss) income before taxes	(63,929)	(37,570)	40,497	125,572

Unallocated amounts and reconciling items:
Insurance recovery (see Note 5)	—	—	—	20,000
Bond redemption costs (see Note 7)	(2,477)	—	(2,477)	—
Gain on sale of land and buildings (see Note 11)	—	—	—	4,752
Antitrust related matters (see Note 13)*	—	11	18,385	(92)
Amortization of interest related to Antitrust matters (see Note 13)	—	—	—	(958)
Equity in earnings of investees**	(810)	(1,050)	(3,606)	(3,921)

(Loss) income before taxes	$(67,216)	$(38,609)	$52,799	$145,353

*	For the three and nine months ended September 30, 2007, antitrust related matters were included as a component of General and Administrative expenses in the Condensed Consolidated Income Statements.

**

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in (loss) income before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Income Statements.

          The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2008, December 31, 2007 and September 30, 2007:

	September 30, 2008	December 31, 2007	September 30, 2007

	(Thousands of dollars)

Auction	$1,395,388	$1,630,756	$901,459
Finance	192,396	160,564	170,261
Dealer	138,501	145,121	156,684
All Other	126	1,165	168

Total segment assets	1,726,411	1,937,606	1,228,572

Unallocated amounts:
Deferred tax assets and income tax receivable	101,382	82,498	94,074

Consolidated Assets	$1,827,793	$2,020,104	$1,322,646

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

          Changes in the Allowance for Doubtful Accounts relating to Accounts Receivable for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,

	2008	2007

	(Thousands of dollars)

Allowance for doubtful accounts at January 1	$6,252	$5,935
Provision to income statement	3,961	3,360
Writeoffs	(728)	(479)
Recoveries and reversals	(2,709)	(3,113)
Foreign currency exchange rate changes and other	(301)	121

Allowance for doubtful accounts at September 30	$6,475	$5,824

          Notes Receivable and Consignor Advances—The Company’s Finance segment provides certain collectors and dealers with financing, generally secured by works of art that the Company either has in its possession or permits the borrower to possess. The majority of these secured loans are made at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower. However, certain Finance segment loans are made at loan to value ratios higher than 50%. As of September 30, 2008, such Finance segment loans totaled $58.2 million and represented 20% of net Notes Receivable and Consignor Advances. The property related to such loans has a low auction estimate of approximately $98.3 million. The Company’s Finance segment loans are predominantly variable interest rate loans.

          The Company’s Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or dealers secured by property not presently intended for sale (a “term loan”). The consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with dealers and collectors and sometimes result in auction consignments. Secured loans are generally made with full recourse against the borrower. In certain instances, however, secured loans are made with recourse limited to the works of art pledged as security for the loan. To the extent that the Company is looking wholly or partially to the collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where the borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws.

          Under certain circumstances, the Company also finances the purchase of works of art by art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the dealer. The total of all such unsecured loans was $2.1 million, $2.2 million and $2.1 million at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

          In addition, the Company’s Auction segment is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. As of September 30, 2008, December 31, 2007 and September 30, 2007, current Notes Receivable and Consignor Advances included $107 million, $21.6 million and $58.1 million, respectively, of such amounts. (See Note 12 for additional information related to auction guarantees.)

          At September 30, 2008, a consignor advance of $35 million related to an auction guarantee comprised approximately 12% of the net Notes Receivable and Consignor Advances balance.

          As of September 30, 2008, December 31, 2007 and September 30, 2007, Notes Receivable and Consignor Advances consisted of the following:

	September 30, 2008	December 31, 2007	September 30, 2007

	(Thousands of dollars)
Current:
Consignor advances *	$131,545	$47,406	$80,255
Term loans	120,720	71,264	83,005
Allowance for credit losses	(1,081)	(1,028)	(1,051)

Sub-total	251,184	117,642	162,209

Non-Current**:
Consignor advances	719	2,200	2,200
Term loans	42,092	56,538	57,826

Sub-total	42,811	58,738	60,026

Notes receivable and consignor advances (net)	$293,995	$176,380	$222,235

*	Includes Auction segment consignor advances related to auction guarantees, as discussed in more detail above.

**	Non-Current Notes Receivable and Consignor Advances include amounts that are expected to be repaid after one year from the respective balance sheet dates stated above.

          The weighted average interest rates charged on Notes Receivable and Consignor Advances were 5.9% and 7.8% for the three months ended September 30, 2008 and 2007, respectively, and 7.5% and 8% for the nine months ended September 30, 2008 and 2007, respectively. As discussed above, as of September 30, 2008 and 2007, Notes Receivable and Consignor Advances included $107 million and $58.1 million, respectively, of Auction segment short-term consignor advances related to auction guarantees, which are charged below market interest rates. Excluding the impact of such advances outstanding in each period, substantially all of the remaining Notes Receivable and Consignor Advances relate to the Finance segment’s loan portfolio and earned weighted average interest rates of 9.4% and 10.5% for the three months ended September 30, 2008 and 2007, respectively, and 9.7% and 10.6% for the nine months ended September 30, 2008 and 2007, respectively.

          Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,

	2008	2007

	(Thousands of dollars)

Allowance for credit losses at January 1	$1,028	$1,154
Change in loan loss provision	102	(124)
Foreign currency exchange rate changes	(49)	21

Allowance for credit losses at September 30	$1,081	$1,051

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

          In conjunction with the acquisition of NMP, the Company purchased a key man life insurance policy covering Mr. Noortman. As a result of Mr. Noortman’s death, the Company became entitled to a $20 million death benefit under the policy and, accordingly, recorded this amount as non-operating income in its Condensed Consolidated Income Statement in the first quarter of 2007. The Company collected these insurance proceeds in April 2007.

          In March 2007, the Company acquired an auction house in Paris, France for a purchase price of $1.7 million (net of $3 million in cash acquired) and, as a result, recognized goodwill of approximately $0.7 million in the first quarter of 2008 upon the completion of the valuation of assets acquired and liabilities assumed. (See Note 6 for information on the intangible asset acquired as part of this acquisition.)

          For the nine months ended September 30, 2008 and 2007, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007

	Auction	Dealer	Total	Auction	Dealer	Total

Balance as of January 1	$15,920	$12,160	$28,080	$13,660	$21,049	$34,709
Goodwill acquired	710	—	710	1,587	—	1,587
Allocation of purchase price (see Note 6)	(2,212)	—	(2,212)	—	(2,844)	(2,844)
Impairment loss	—	—	—	—	(7,300)	(7,300)
Foreign currency exchange rate changes	(42)	(220)	(262)	260	799	1,059

Balance as of September 30	$14,376	$11,940	$26,316	$15,507	$11,704	$27,211

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

As of September 30, 2008, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name and other	$2,551	N/A	$2,551

Amortizable intangible assets:
Customer Relationships	6,598	(2,816)	3,782

Total	$9,149	$(2,816)	$6,333

As of December 31, 2007, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name and other	$2,281	N/A	$2,281

Amortizable intangible assets:
Customer Relationships	5,004	(1,465)	3,539

Total	$7,285	$(1,465)	$5,820

As of September 30, 2007, Intangible Assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name and other	$2,195	N/A	$2,195

Amortizable intangible assets:
Customer Relationships	4,816	(1,057)	3,759

Total	$7,011	$(1,057)	$5,954

7. Debt

          Long-term debt consists of the following (in thousands):

	As of

	September 30, 2008	December 31, 2007	September 30, 2007

6.98% Notes (redeemed July 18, 2008)	$—	$99,888	$99,863
7.75% Senior Notes due June 2015	148,067	—	—
3.125% Convertible Notes due June 2013	200,000	—	—

Total	$348,067	$99,888	$99,863

          Bank Credit Facility— The Company has a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) (the “BofA Credit Agreement”) with a total borrowing capacity of $300 million and a maturity date of September 7, 2010.

          As of September 30, 2008, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $300 million. For the nine months ended September 30, 2008, the weighted average interest rate charged to the Company for outstanding borrowings under the BofA Credit Agreement was approximately 5.8%. For the three and nine months ended September 30, 2007, the Company had no borrowings under the BofA Credit Agreement.

          On October 10, 2008, the Company borrowed $250 million under the BofA Credit Agreement to ensure additional liquidity in response to the recent turbulence in the global financial markets.

          As of November 6, 2008, the amount of available borrowings under the BofA Credit Agreement was $50 million, as calculated in accordance with the borrowing base.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base and the Company’s obligations under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K. Additionally, the BofA Credit Agreement contains financial covenants which limit capital expenditures and dividend payments and which require the Company to maintain minimum quarterly interest and leverage coverage ratios. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with these covenants.

          Convertible Notes— On June 17, 2008, the Company issued $200 million aggregate principal amount of 3.125% Convertible Senior Notes due June 15, 2013 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. As of September 30, 2008, the Convertible Notes had a carrying value of $200 million and a fair value of $167 million based on their quoted market price.

          The Convertible Notes bear interest at a rate of 3.125% per year, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2008. The Convertible Notes are payable in cash, shares of Sotheby’s common stock (“Common Stock”), or a combination thereof, at the option of the Company, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The conversion rate for the Convertible Notes is subject to adjustment for certain events. The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter (and only during such fiscal quarter), if the closing price of the Common Stock exceeds 130% of the Conversion Price during a defined period at the end of the previous quarter, (2) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture).

          Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination thereof at its election. It is the Company’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash.

          The Company evaluated the embedded conversion option in the Convertible Notes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and concluded that the embedded conversion option contained within the Convertible Notes should not be accounted for separately because the conversion option is indexed to the Common Stock and meets the criteria for classification as shareholders’ equity.

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

          (See Note 21 for information on a recently issued accounting standard that will impact the Company’s accounting for the Convertible Notes beginning in 2009.)

          Senior Notes— On June 17, 2008, the Company issued $150 million aggregate principal amount of 7.75% Senior Notes (the “Senior Notes”) due June 15, 2015. The net proceeds from the issuance of the Senior Notes were approximately $145.9 million, after deducting the initial purchasers’ discounts and fees. The Senior Notes were issued at a discount and have an effective interest rate of 8%. Interest on the Senior Notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2008. As of September 30, 2008, the Senior Notes had a carrying value of $148.1 million and a fair value of $145.5 million based on their quoted market price.

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

          Registration Rights Agreement— The Company has entered into a registration rights agreement, dated as of June 17, 2008 (the “Registration Rights Agreement”) with representatives of the initial purchasers of the Senior Notes (the “Representatives”), pursuant to which the Company has agreed to consummate an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act of 1933, as amended (the “Securities Act”), with terms substantially identical to those of the Senior Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) no later than 366 days after the date of the initial issuance of the notes. However, the Registration Rights Agreement provides that the Company will not be required to consummate the exchange offer if (i) the Senior Notes are freely tradable before the required date for the consummation of such exchange offer, and (ii) on or before such date, the restrictive legend on the Senior Notes has been removed. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the Senior Notes under certain circumstances.

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

          On June 11, 2008, the Company also entered into warrant transactions, whereby the Company sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock at $44.905 per share.

          These contracts meet all of the applicable criteria for equity classification as outlined in Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and, as a result, the $40.6 million cost of the Convertible Note Hedges ($22.4 million, net of taxes) and the $22.3 million in net proceeds received from the sale of the Warrants were recorded within Additional Paid-In Capital in Shareholders’ Equity. In addition, because both of these contracts are classified as shareholders’ equity and are indexed to Sotheby’s Common Stock, they are not accounted for as derivatives under SFAS No. 133.

          The Warrants have no impact on diluted shares outstanding until the average price of the Common Stock for a period exceeds the Warrants’ $44.905 exercise price. The Convertible Note Hedges are anti-dilutive and therefore will have no impact on diluted shares outstanding.

          Redemption of 6.98% Notes— In February 1999, the Company issued a tranche of 10-year debt securities for an aggregate offering price of $100 million. The Notes had an effective interest rate of 6.98% payable in cash semi-annually in February and August. On July 18, 2008, the Company redeemed the Notes for $105.7 million, using a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes. The $105.7 million paid upon redemption included $100 million for the remaining principal, $2.5 million for the present value of the remaining interest and $3.2 million for accrued and unpaid interest through the date of redemption. As a result of the redemption of the 6.98% Notes, the Company recognized a bond redemption cost of $2.5 million in the third quarter of 2008.

          Future Interest and Principal Payments— As of September 30, 2008, aggregate future principal and interest payments due under the Convertible Notes and Senior Notes are as follows (in thousands):

1 year	$17,875
2 years	17,875
3 years	17,875
4 years	17,875
5 years	217,875
After 5 years	173,250

Total future principal and interest payments	$462,625

          Interest Expense—For the three and nine months ended September 30, 2008 and 2007, interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(Thousands of dollars)
Senior secured credit facility:
Interest expense on outstanding borrowings	$—	$—	$510	$—
Amortization of amendment and arrangement fees	184	144	552	432
Commitment fees	242	190	599	570

Sub-total	426	334	1,661	1,002

York Property capital lease obligation	4,367	4,411	13,136	13,265
6.98% Notes (redeemed July 18, 2008)	279	1,743	3,767	5,228
7.75% Senior Notes due June 2015	2,960	—	3,420	—
3.125% Convertible Notes due June 2013	1,562	—	1,805	—
Amortization of debt issuance costs	458	—	523	—
Amortization of discount related to antitrust matters (see Note 13)	—	—	—	958
Other interest expense	263	324	1,255	1,027

Total interest expense	$10,315	$6,812	$25,567	$21,480

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

          As of September 30, 2008, December 31, 2007 and September 30, 2007, the DCP liability totaled $33.9 million, $31.1 million and $30.4 million, respectively, and the assets held in the rabbi trust totaled $36.5 million, $31.8 million and $31.4 million, respectively.

          Changes in the DCP liability resulting from gains (which increase the DCP liability) and losses (which decrease the DCP liability) in deemed participant investments are recognized currently in the Condensed Consolidated Income Statements within Salaries and Related Costs. For the three months ended September 30, 2008 and 2007, net (losses) gains in deemed participant investments totaled ($2.4) million and $0.7 million, respectively. For the nine months ended September 30, 2008 and 2007, net (losses) gains in deemed participant investments totaled ($3.2) million and $1.9 million, respectively.

          As of September 30, 2008, December 31, 2007 and September 30, 2007, the trust assets included $18.7 million, $20.1 million and $19.2 million, respectively, of investments that are classified as trading securities and reflected at their fair value in the Condensed Consolidated Balance Sheets within Trust Assets related to Deferred Compensation Liability. As of September 30, 2008, December 31, 2007 and September 30, 2007, the trust assets also included $17.8 million, $11.7 million and $12.2 million, respectively, of Company-owned variable life insurance, which is reflected at its cash surrender value in the Condensed Consolidated Balance Sheets within Trust Assets related to Deferred Compensation Liability.

          Gains or losses resulting from changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Condensed Consolidated Income Statements within Other Income (Expense). For the three months ended September 30, 2008 and 2007, the Condensed Consolidated Income Statements include net (losses) gains of ($2.6) million and $0.6 million, respectively, related to the assets held in the rabbi trust. For the nine months ended September 30, 2008 and 2007, the Condensed Consolidated Income Statements include net (losses) gains of ($1.8) million and $2.1 million, respectively. For the nine months ended September 30, 2008, the change in the fair value of the Company-owned variable life insurance includes a $1.8 million life insurance benefit recognized as the result of the death of a DCP participant.

9. Defined Benefit Pension Plan

          The Company sponsors a defined benefit pension plan covering most U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

          In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”. Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of SFAS No. 158, as well as the related disclosure requirements, and recognized the funded status of the U.K. Pension Plan in its Consolidated Balance Sheet as of December 31, 2006. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet. Effective January 1, 2008, the Company adopted the measurement date provision of SFAS No. 158 and revalued the plan assets and benefit obligations related to the U.K Pension Plan as of January 1, 2008. Prior to the adoption of the measurement date provision of SFAS No. 158, the Company used a September 30th measurement date for the U.K. Pension Plan. The actuarial assumptions used for the Company’s valuation of plan assets and benefit obligations related to the U.K. Pension Plan as of January 1, 2008 are consistent with those used for the September 30, 2007 valuation. For additional information about the September 30, 2007 valuation, refer to Note O of the Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K.

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

          SFAS No. 158 also requires that other changes in the fair value of plan assets and benefit obligations (for example, actuarial and asset gains and losses) for the period between the measurement date that was used for the immediately preceding fiscal year end and the beginning of the fiscal year that the measurement date provision of SFAS No. 158 are first applied be recognized, net of taxes, as an adjustment of the opening balance of accumulated other comprehensive income. Accordingly, as a result of the adoption of the measurement date provision of SFAS No. 158 for the U.K. Pension Plan, a $0.3 million gain ($0.2 million, net of taxes) was recorded in the first quarter of 2008 as an adjustment to the January 1, 2008 balance of Accumulated Other Comprehensive Income.

          In February 2008, the Company agreed with the Trustees of the U.K. Pension Plan to cease advance funding of future discretionary benefit increases to retirees. As a result, an updated actuarial valuation was prepared as of February 29, 2008 to reflect this change. Beginning in 2008, on an annual basis, the Company, in consultation with the Trustees, will consider an appropriate level of funding of discretionary benefit increases for that particular year depending on specific objective criteria related to the financial status of the Company and the U.K. Pension Plan. In addition to this change, certain of the Company’s other actuarial assumptions for the U.K. Pension Plan were updated to reflect current market conditions.

          The table below summarizes the actuarial assumptions used in the January 1, 2008 and February 29, 2008 valuations.

Benefit Obligation	February 29, 2008	January 1, 2008

Weighted average discount rate	6.40%	5.70%
Weighted average rate of compensation increase	5.30%	5.20%

Net Pension Cost	February 29, 2008	January 1, 2008

Weighted average discount rate	6.40%	5.70%
Weighted average rate of compensation increase	5.30%	5.20%
Weighted average expected long-term rate of return on plan assets	8.40%	7.90%

          The updated valuation as of February 29, 2008 resulted in an actuarial gain of approximately $54 million ($38.9 million, net of taxes), recognized in Comprehensive Income (see Note 14), and a corresponding increase in the pension asset related to the U.K. Pension Plan.

          As of September 30, 2008 and December 31, 2007, the Company’s pension asset related to its U.K. Pension Plan was $68.9 million and $14 million, respectively. As of September 30, 2007, the Company’s pension liability related to the U.K. Pension Plan was $56.8 million.

          For the three and nine months ended September 30, 2008 and 2007, the components of net pension (benefit) cost related to the U.K. Pension Plan are:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(Thousands of dollars)
Service cost	$1,155	$2,095	$3,795	$6,233
Interest cost	3,770	4,150	11,972	12,346
Expected return on plan assets	(6,184)	(4,979)	(18,806)	(14,810)
Amortization of actuarial loss	—	1,525	78	4,537
Amortization of prior service cost	2	22	9	65
Special termination benefits	—	—	—	102

Net pension (benefit) cost	$(1,257)	$2,813	$(2,952)	$8,473

          The table below details the amounts in Accumulated Other Comprehensive Income (Loss) expected to be recognized as components of net pension benefit, net of taxes, for the year ended December 31, 2008 (in thousands of dollars):

Amortization of actuarial loss	$55
Amortization of prior service cost	11

Total	$66

          In 2008, the Company expects to contribute approximately $4.8 million to the U.K. Pension Plan, of which $4.2 million has been contributed as of September 30, 2008.

10. Commitments and Contingencies

          Employment Arrangements—As of September 30, 2008, the Company had employment arrangements with eight employees, which expire at various points between December 2008 and June 2011. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding incentive bonuses and equity grants, was approximately $12.8 million as of September 30, 2008.

          Lending Commitments—In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $4.2 million at September 30, 2008.

          Legal Actions—The Company is involved from time to time in claims, proceedings and litigation, including the following:

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of the Company in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. The action also asserts breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. Sotheby’s has moved to enjoin the California action as duplicative of claims that have been or could be asserted in the New York action, and Mr. Minor has opposed that motion. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and in the California action and that they should not have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows. These actions will be vigorously defended.

          Italian Antitrust Matter—In October 2008, the Italian Antitrust Authority commenced an investigation of Italian auction houses and an Italian auction house trade association seeking evidence of practices that reduce competition, particularly in respect of the sale of modest value works of art. The Company’s subsidiary, Sotheby’s Italia S.r.l., has been contacted by the Italian Antitrust Authority and is cooperating fully with the investigation. While it is not possible to predict the outcome of this investigation, management does not believe that it will have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows.

          The Company becomes involved in other various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows.

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

          Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist principally of the Matisse Inventory. At September 30, 2008, the partnership’s carrying value of this inventory was $52.8 million.

          To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. The Company did not loan any such amounts to AMA during the first nine months of 2008 or during the year ended December 31, 2007. Additionally, from time to time, the Company transacts with the principal shareholder of ACA in the normal course of its business.

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

          In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s Common Stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Common Stock on the New York Stock Exchange of $9.31 per share on October 31, 2008, the Additional Consideration had a fair value of approximately $4.5 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

          Additionally, the Company acquired NMP subject to a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to interest expense over the note’s three-year term. The remaining payment of €4.2 million (approximately $6 million) under the note payable is due June 7, 2009. As of September 30, 2008, the carrying value of the note payable was $5.8 million, representing the remaining payment of $6 million less the remaining unamortized discount of $0.2 million. The remaining carrying value of the note payable to Arcimboldo is recorded in the September 30, 2008 Condensed Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities.

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

12. Auction Guarantees

          From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through risk and reward sharing arrangements with third parties. The Company’s counterparties to these sharing arrangements are typically international art dealers or prominent art collectors. The Company could be exposed to losses in the event of nonperformance by these counterparties.

          Under the terms of one auction guarantee where the Company incurred and recorded losses in the second and third quarters of 2008, the Company has the right to receive future auction consignments beginning in 2009 to recoup up to $5 million of the losses incurred. The Company has not recorded any benefit with respect to this gain contingency but will do so once the gain contingency is realized.

          As of September 30, 2008, the Company had outstanding auction guarantees totaling $319.6 million, the property relating to which had pre-sale low and high estimates (1) of $298.7 million and $403.5 million, respectively. The Company’s financial exposure under these auction guarantees is reduced by $55.8 million as a result of risk and reward sharing arrangements with third parties. Substantially all of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2008. As of September 30, 2008, $107 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 4). As of September 30, 2008, December 31, 2007 and September 30, 2007, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $2.5 million, $4.3 million and $5.4 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          In the third quarter of 2008, the Company recognized auction guarantee losses of approximately $42 million related to sales occurring in the fourth quarter of 2008. This amount consists of:

•

$24.4 million of losses related to guaranteed property offered in the early October autumn sales series in Hong Kong, the October mid-season Contemporary Art sale in London and the November 3rd Impressionist Art sale in New York. These losses relate to auction guarantees that were entered into on or before September 30, 2008.

•

$17.6 million of estimated losses related to guaranteed property scheduled to be offered in the Contemporary Art sales in New York on November 11 and 12, subsequent to the date of this report. These losses relate to auction guarantees that were entered on or before September 30, 2008 and are the result of the Company’s reevaluation of its estimates in the wake of the recent turbulence in the global financial and credit markets.

(1)	Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

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

          In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which the Company was responsible for funding the redemption of $62.5 million. The court determined that $62.5 million face value had a fair market value of not less than $50 million, which is the amount of expense that was recognized by the Company as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period between the date of issuance and May 15, 2007, the date which after any unused Discount Certificates were redeemable for cash.

          The Discount Certificates were fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U. K. and were able to be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration.

          The Discount Certificates expired on May 14, 2008 and, therefore, can no longer be redeemed. As a result of the expiration of the Discount Certificates, the Company reversed the remaining related liability and recognized an income statement benefit of $18.4 million in the second quarter of 2008.

          (See Note 10, Commitments and Contingencies.)

14. Comprehensive (Loss) Income

          The Company’s comprehensive (loss) income includes net income for the period, as well as other comprehensive (loss) income, which principally consists of the change in the foreign currency translation adjustment account, actuarial gains related to the U.K. Pension Plan (net of taxes) and the impact of any amortization of prior service cost and actuarial losses during the period (net of taxes) related to the U.K. Pension Plan. For the three and nine months ended September 30, 2008 and 2007, comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net (loss) income	$(46,218)	$(20,948)	$36,721	$110,735
Foreign currency exchange rate (losses) gains	(44,804)	8,973	(27,806)	12,067
Actuarial gains related to the U.K. Pension
Plan, net of taxes (see Note 9)	—	—	38,920	—
Amortization of prior service cost and actuarial losses related to the U.K.			—
Pension Plan, net of taxes	2	1,102	64	3,251

Comprehensive (loss) income	$(91,020)	$(10,873)	$47,899	$126,053

15. Share-Based Payments and Dividends

          Stock Compensation Expense —For the three months ended September 30, 2008 and 2007, the Company recorded stock compensation expense totaling $8 million ($5.6 million, after tax) and $6.8 million ($4.7 million, after tax), respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded stock compensation expense totaling $24.7 million ($15.7 million, after tax) and $20.2 million ($14 million, after tax), respectively.

          For the nine months ended September 30, 2007, the Condensed Consolidated Statements of Cash Flows includes net cash provided by financing activities of $14.1 million due to excess tax benefits from share-based payment arrangements.

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “1997 Stock Option Plan”) are exercisable into authorized but unissued shares of Common Stock. Stock options generally expire ten years after the date of grant and generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant. Stock options vest immediately upon a change in control of the Company (as defined in the plan document for the 1997 Stock Option Plan, as amended). As of September 30, 2008, 0.5 million shares of Common Stock were available for issuance under the 1997 Stock Option Plan for new stock option grants.

          The fair value of stock option grants, if any, is estimated using a Black-Scholes option valuation model using the following assumptions:

•	Expected life (estimated period of time outstanding): The expected life is estimated using historical exercise behavior taking into consideration the vesting period for each grant.

•	Risk-free rate of return: The risk-free rate of return is based on the available yield for U.S. Treasury securities with a maturity that approximates the expected life of the stock option grant.

•	Expected volatility: The expected volatility is based on historic volatility for a period approximately equal to the expected life of the stock option grant.

•	Dividend yield: Dividend yield is the expected rate of dividends to be paid throughout the expected life of the stock option grant.

          No stock options were granted in 2007 or through the first nine months of 2008.

          Changes in the number of stock options outstanding during the nine months ended September 30, 2008 were as follows (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	962	$16.64
Canceled	(1)	$21.36
Exercised	(25)	$12.71

Outstanding at September 30, 2008	936	$16.72	3.3	$3,129

Exercisable at September 30, 2008	936	$16.72	3.3	$3,129

          No stock options expired during the nine months ended September 30, 2008.

          The total intrinsic value for stock options exercised during the nine months ended September 30, 2008 and 2007 was approximately $0.4 million and $29.1 million, respectively.

           For the nine months ended September 30, 2008, the amount of cash received from the exercise of stock options was approximately $0.3 million and the related tax benefit was $0.1 million. For the nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was $16.1 million and the related tax benefit was $9.4 million.

          Restricted Stock—The Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”) provides for the issuance of restricted shares of Common Stock to eligible employees, as determined by the Compensation Committee. In making such awards, the Compensation Committee may take into account the nature of the services rendered by such employees, their present and potential future contributions to the Company’s success, and such other factors as the Compensation Committee in its discretion deems relevant.

          Restricted stock shares granted pursuant to the Restricted Stock Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) vest ratably over a three-year period and shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the satisfaction of certain Company performance or market-based criteria, as well as continued employment during the vesting periods. Prior to vesting, participants have voting rights and generally receive dividends, if any, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. As of September 30, 2008, 2.6 million shares remained available for future grants under the Restricted Stock Plan.

          Stock-based compensation expense related to restricted stock shares issued pursuant to the Restricted Stock Plan is determined based on the closing price of the shares issued on the business day immediately prior to the date of grant. Such compensation expense is subsequently amortized to Salaries and Related Costs over the corresponding graded vesting period.

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

          Changes in the number of outstanding restricted stock shares during the nine months ended September 30, 2008 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value

Balance at January 1, 2008	2,286	$29.05
Restricted shares granted	1,007	$30.87
Restricted shares vested	(697)	$23.17
Restricted shares canceled	(38)	$31.65

Balance at September 30, 2008	2,558	$31.31

          The total fair value of restricted stock shares that vested during the nine months ended September 30, 2008 and 2007 was $21.1 million and $22.9 million, respectively, based on the closing price of the Company’s stock on the dates that the shares vested. The Company expects substantially all of its remaining unvested shares of restricted stock to vest.

          As of September 30, 2008, unrecognized compensation cost related to the unvested portion of the Company’s stock-based compensation was $35.8 million and is expected to be recognized as compensation expense over a weighted-average period of approximately 2.5 years. The Company does not capitalize any compensation cost related to share-based compensation awards to employees.

          Dividends — On February 26, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million) that was paid to shareholders of record as of March 7, 2008 on March 15, 2008. On May 6, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million) that was paid to shareholders of record as of May 31, 2008 on June 13, 2008. On August 5, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million) paid to shareholders of record as of August 31, 2008 on September 15, 2008. On November 4, 2008, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million) to be paid to shareholders of record as of November 30, 2008 on December 15, 2008.

16. Variable Interest Entity

          Prior to May 12, 2008, an art dealer with whom the Company’s Finance segment had outstanding loans of approximately $2.6 million and to whom the Company provided management consulting services met the definition of a variable interest entity (“VIE”) under FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised and was consolidated as part of the Dealer Segment. The $2.6 million loan owed by the entity to the Company was paid on May 12, 2008. Upon the settlement of this loan, the Company’s existing arrangements with this entity terminated, and it is no longer consolidated as part of the Company’s Dealer segment as it no longer meets the definition of a VIE under FIN No. 46.

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

          Exposures related to the Company’s foreign currency risks are centrally managed by its global treasury function. The Company’s outstanding forward exchange contracts and the option contract entered into in the first quarter of 2008 are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair value (see Note 19). Changes in the fair value of these derivative financial instruments are recognized in the Condensed Consolidated Income Statements within Other Income (Expense).

          As of September 30, 2008 and 2007, the Condensed Consolidated Balance Sheets included liabilities of $2.6 million and $0.1 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates. As of December 31, 2007, the Condensed Consolidated Balance Sheets included an asset of $0.5 million recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding derivative financial instruments on that date.

18. Uncertain Tax Positions

          As of September 30, 2008, the Company’s liability for unrecognized tax benefits was $23.1 million, representing an increase of $0.8 million when compared to June 30, 2008 and a decrease of $9.5 million when compared to December 31, 2007. The increase for the three months ended September 30, 2008 is primarily due to an increase in international transfer pricing issues partially offset by a decrease related to state tax return filings. The net decrease for the nine months ended September 30, 2008 is primarily due to the resolution of a New York City tax audit for tax years 1997 through 2001 in the second quarter of 2008 and a change in the Company’s tax accounting method related to inventory valuation that was adopted in the first quarter of 2008. As of September 30, 2007, the Company’s liability for unrecognized tax benefits was $26.5 million.

          As of September 30, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate is $19.3 million and $22.2 million, respectively. In addition, the Company believes that it is reasonably possible that a further decrease of $4.6 million in its liability for unrecognized tax benefits may occur within 12 months of the September 30, 2008 balance sheet date as a result of the expected settlement of an ongoing U.S. federal tax audit.

          The Company and its U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions. The Company’s tax years are open for federal audit from 1998, for New York State audit from 2004, for New York City audit from 2002, and for California audit from 2002. The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. The Company’s tax years are still open to examination by foreign tax authorities for Hong Kong for 1998 and from 2002, and for the U.K. from 2005.

          The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s accrual for such interest and penalties increased by $0.1 million for the three months ended September 30, 2008 and decreased by $1.6 million for the nine months ended September 30, 2008. The decrease for the nine months ended September 30, 2008 is primarily related to the resolution of the New York City audit and the change in the tax accounting method related to inventory valuation discussed above. For the three and nine months ended September 30, 2007, the Company increased its accrual for interest and penalties by approximately $0.4 million and $1.3 million, respectively.

19. Fair Value Measurements

          As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which, among other requirements, requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value. Additionally, SFAS No. 157 provides a single definition of fair value and establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value.

          In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities to January 1, 2009. Management is evaluating the impact of adopting SFAS No. 157 as it relates to non-financial assets and liabilities.

          In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which further illustrates key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 is effective October 10, 2008 and applicable to prior periods for which financial statements have not yet been issued. Management has adopted FSP 157-3 and applied its guidance, as applicable.

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

          Certain of the Company’s financial assets and liabilities are reported at fair value. The table below provides fair value measurement information for such assets and liabilities as of September 30, 2008.

		Fair Value Measurements Using:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Trust assets related to the deferred compensation liability	$36,538	$1,786	$34,752	$—

Liabilities:
Foreign currency forward exchange contracts	$2,573	$2,573	$—	$—

Level 1 Fair Value Measurements

          Trust assets related to the deferred compensation liability (the “Trust”) — The fair values of certain mutual funds investments held by the Trust are based on quoted market prices.

          Foreign currency forward exchange contracts—The fair value of foreign currency forward exchange contracts is based on referenced market rates.

Level 2 Fair Value Measurements

          Trust assets related to the deferred compensation liability — Trust assets include investments in certain mutual funds that invest in highly liquid, short-term investments that are valued at amortized cost, which approximates fair value. Trust assets also include investments held within Company-owned variable life insurance policies, the fair value of which is based upon the prices of comparable publicly traded mutual funds. Trust assets also include insurance contracts within Company-owned life insurance policies, the fair value of which is stated in the underlying contract.

20. York Property

          On February 7, 2003, the Company sold the land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) to an affiliate of RFR Holding Corp. (“RFR”) and entered into an agreement to lease it back from RFR for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease. Additionally, the sale of the York Property resulted in a deferred gain of $22.7 million, which is being amortized on a straight-line basis against depreciation expense over the initial 20-year lease term.

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

          When the transaction is closed, the existing York Property capital lease obligation of $167.7 million and the related $124.8 million net capital lease asset, as well as a $16.3 million deferred gain will be derecognized in the Company’s Consolidated Balance Sheet and the net effect will be deducted from the cost recorded in the Company’s Consolidated Balance Sheet. As a result, the land and building acquired will be recorded on the Company’s Consolidated Balance Sheet at an amount in the range of approximately of $320 million.

21. Recently Issued Accounting Standards

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective as of January 1, 2008 for companies that elected to adopt this standard. Management has elected not to adopt SFAS No. 159.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in their financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on the Company’s consolidated financial statements.

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

          In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company as of January 1, 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Upon adoption of FSP APB 14-1 on January 1, 2009, the Company expects to record a debt discount in the range of approximately $35 million related to the Convertible Notes (See Note 7) and a corresponding increase to Additional Paid-In Capital to reflect the conversion feature of the Convertible Notes. The Company will record a cumulative effect adjustment of approximately $2 million (net of taxes) to the January 1, 2009 balance of Retained Earnings reflecting the amortization of the debt discount between the date that the Convertible Notes were issued and the date that FSP APB 14-1 is adopted. The remaining debt discount will subsequently be amortized over the remaining life of the Convertible Notes using the effective interest rate method.

          In March 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Effective for the Company as of January 1, 2009, EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. Early adoption of this standard is not permitted. Management is evaluating the impact of adopting EITF No. 07-5 on the Company’s consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective November 15, 2008. Management does not believe that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

          See Note 19 for disclosure regarding FASB FSP 157-2, “Effective Date of FASB Statement No. 157” and FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

          The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in the those quarters. Consequently, first and third quarter results have historically reflected lower Net Auction Sales (as defined below under “Key Performance Indicators”) when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of the Company’s operating expenses.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

          Note 3 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

          The Company’s net loss for the three months ended September 30, 2008 increased $25.3 million, or 121%, to ($46.2) million when compared to the same period in the prior year. The increased loss is primarily the result of auction guarantee losses and inventory writedowns attributable to a decline in the value of art works in the wake of the recent turbulence in the global financial and credit markets. Also contributing to the increased loss is a lower level of private sale commissions and, to a lesser extent, higher borrowing costs and a lower effective tax rate which resulted in a lower tax benefit in the current period. The overall decline in third quarter results is partially offset by a change in the timing of the early summer Contemporary Art sales in London. In 2007, these sales were held in June and resulted in second quarter auction commission revenues of $24 million. However, in 2008, these sales were held in early July and resulted in third quarter auction commission revenues of $26 million. Also favorably impacting third quarter 2008 results is the unprecedented Beautiful Inside My Head Forever sale, which featured new Contemporary Art works by Damien Hirst.

          The Company’s net income for the nine months ended September 30, 2008 decreased $74 million, or 67%, to $36.7 million when compared to the same period in the prior year. The decrease in net income is principally attributable to a higher level of auction guarantee losses and inventory writedowns, decreased private sale commissions and a lower auction commission margin. Also contributing to the lower year-to-date results are higher sale promotion costs and general and administrative expenses, partially offset by lower salaries and related costs.

          The overall decrease in net income for the nine months ended September 30, 2008 is also partially offset by a one-time $18.4 million benefit recognized in the second quarter of 2008 as a result of the reversal of the remaining liability related to the vendor’s commission discount certificates issued by the Company in 2003 in conjunction with the settlement of antitrust related civil litigation. These certificates expired on May 14, 2008 and, therefore, can no longer be redeemed. In addition, in 2007, the Company’s results for the nine months were significantly impacted by a one-time benefit of $20 million related to an insurance recovery and a $4.8 million gain on the sale of land and buildings, partially offset by $15 million in impairment charges related to goodwill and intangible assets.

          A more detailed discussion of each of the significant factors impacting the Company’s results for the three and nine months ended September 30, 2008 and the comparison to the prior periods is provided below.

Outlook

          Due in part to the recent turbulence in the global financial and credit markets, 2008 fourth quarter sales results to date have fallen below the levels achieved in the prior year and the profitability of these sales have decreased significantly due, in part, to the auction guarantee losses and inventory writedowns recognized in the third quarter, as discussed above.

          Due to the lower profitability on these sales, as well as the current uncertain and challenging macroeconomic environment, management expects to initiate global cost reduction initiatives in the fourth quarter of 2008 (subject to approval by the Board of Directors), including headcount reductions. These cost reduction initiatives, if approved by the Board of Directors, are expected to result in restructuring charges in the fourth quarter of 2008 and first quarter of 2009 and, ultimately, cost savings for the Company across most expense categories starting in 2009.

          As a consequence of the lower profitability of the Company’s fourth quarter auction sales to date and the expected fourth quarter restructuring charges, the Company expects to be less profitable for the year ended December 31, 2008 when compared to 2007.

          (See statement on Forward Looking Statements.)

Summary Financial Table

          The Company’s results for the three and nine months ended September 30, 2008 and 2007 are summarized below (in thousands of dollars):

	Three Months Ended September 30,		Favorable/(Unfavorable)

	2008	2007	$ Change	% Change

Revenues:
Auction and related revenues	$62,289	$66,359	($4,070)	(6.1)%
Finance revenues	3,687	4,029	(342)	(8.5)%
Dealer revenues	8,396	13,442	(5,046)	(37.5)%
License fee revenues	1,174	920	254	27.6%
Other revenues	427	308	119	38.6%

Total revenues	75,973	85,058	(9,085)	(10.7)%
Expenses	133,321	121,070	(12,251)	(10.1)%

Operating loss	(57,348)	(36,012)	(21,336)	(59.2)%
Net interest expense	(7,163)	(3,263)	(3,900)	*
Bond redemption cost	(2,477)	—	(2,477)	*
Other (loss) income	(228)	666	(894)	*

Loss before taxes	(67,216)	(38,609)	(28,607)	(74.1)%
Income tax benefit	(20,553)	(17,021)	3,532	20.8%
Equity in earnings of investees, net of taxes	445	640	(195)	(30.5)%

Net loss	($46,218)	($20,948)	($25,270)	*

Key performance indicators:
Aggregate Auction Sales (a)	$750,407	$328,000	$422,407	*
Net Auction Sales (b)	$637,135	$276,418	$360,717	*
Private Sales (c)	$97,516	$200,116	($102,600)	(51.3)%
Consolidated sales (d)	$856,319	$541,558	$314,761	58.1%
Auction commission margin (e)	15.2%	20.6%	N/A	(25.7)%
Average loan portfolio (f)	$187,964	$157,974	$29,990	19.0%

	Nine Months Ended September 30,		Favorable/(Unfavorable)

	2008	2007	$ Change	% Change

Revenues:
Auction and related revenues	$460,620	$509,653	($49,033)	(9.6)%
Finance revenues	10,849	13,028	(2,179)	(16.7)%
Dealer revenues	49,872	45,784	4,088	8.9%
License fee revenues	2,683	2,323	360	15.5%
Other revenues	1,371	1,177	194	16.5%

Total revenues	525,395	571,965	(46,570)	(8.1)%
Expenses **	450,281	437,773	(12,508)	(2.9)%

Operating income	75,114	134,192	(59,078)	(44.0)%
Net interest expense	(18,439)	(11,236)	(7,203)	(64.1)%
Bond redemption cost	(2,477)	—	(2,477)	*
Insurance recovery	—	20,000	(20,000)	(100.0)%
Other (loss) income	(1,399)	2,397	(3,796)	*

Income before taxes	52,799	145,353	(92,554)	(63.7)%
Income tax expense	18,060	37,007	18,947	51.2%
Equity in earnings of investees, net of taxes	1,982	2,389	(407)	(17.0)%

Net income	$36,721	$110,735	($74,014)	(66.8)%

Key performance indicators:
Aggregate Auction Sales (a)	$3,703,515	$3,202,787	$500,728	15.6%
Net Auction Sales (b)	$3,173,858	$2,750,361	$423,497	15.4%
Private Sales (c)	$303,761	$528,682	($224,921)	(42.5)%
Consolidated sales (d)	$4,057,148	$3,777,253	$279,895	7.4%
Auction commission margin (e)	14.8%	16.6%	N/A	(10.8)%
Average loan portfolio (f)	$185,524	$173,678	$11,846	6.8%

Legend:

*	Represents a change in excess of 100%.

**

Expenses for the nine months ended September 30, 2008 include a benefit of $18.4 million recognized as a result of the reversal of the remaining liability related to the vendor’s commission discount certificates issued by the Company in 2003 in conjunction with the settlement of antitrust related civil litigation. Expenses for the nine months ended September 30, 2007 include an impairment loss of $15 million related to goodwill and intangible as sets and a $4.8 million gain on the sale on land and buildings.

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

Impact of Foreign Currency Translations

          For the three and nine months ended September 30, 2008, foreign currency translations had a net unfavorable impact on income before taxes of approximately $1.7 million and $1.6 million, respectively. The components of the net unfavorable impact of foreign currency translations are as follows (in thousands of dollars):

Three Months Ended September 30, 2008	Favorable / (Unfavorable)

Total revenues	$(2,165)
Total expenses	570

Operating loss	(1,595)
Net interest expense and other	(95)

Impact of foreign currency translations on loss before taxes	$(1,690)

Nine Months Ended September 30, 2008	Favorable / (Unfavorable)

Total revenues	$7,683
Total expenses	(9,117)

Operating loss	(1,434)
Net interest expense and other	(146)

Impact of foreign currency translations on loss before taxes	$(1,580)

Revenues

          For the three and nine months ended September 30, 2008 and 2007, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended September 30,	2008	2007	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$96,929	$56,982	$39,947	70.1%
Auction expense recoveries	2,999	2,080	919	44.2%
Private sale commissions	6,704	17,956	(11,252)	(62.7)%
Principal activities	(47,364)	(14,849)	(32,515)	*
Catalogue subscription revenues	1,657	1,921	(264)	(13.7)%
Other	1,364	2,269	(905)	(39.9)%

Total auction and related revenues	62,289	66,359	(4,070)	(6.1)%

Other revenues:
Finance revenues	3,687	4,029	(342)	(8.5)%
Dealer revenues	8,396	13,442	(5,046)	(37.5)%
License fee revenues	1,174	920	254	27.6%
Other	427	308	119	38.6%

Total other revenues	13,684	18,699	(5,015)	(26.8)%

Total revenues	$75,973	$85,058	$(9,085)	(10.7)%

			Favorable/(Unfavorable)

Nine Months Ended September 30,	2008	2007	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$470,089	$457,527	$12,562	2.7%
Auction expense recoveries	10,535	11,426	(891)	(7.8)%
Private sale commissions	26,840	42,715	(15,875)	(37.2)%
Principal activities	(60,003)	(14,583)	(45,420)	*
Catalogue subscription revenues	5,345	6,107	(762)	(12.5)%
Other	7,814	6,461	1,353	20.9%

Total auction and related revenues	460,620	509,653	(49,033)	(9.6)%

Other revenues:
Finance revenues	10,849	13,028	(2,179)	(16.7)%
Dealer revenues	49,872	45,784	4,088	8.9%
License fee revenues	2,683	2,323	360	15.5%
Other	1,371	1,177	194	16.5%

Total other revenues	64,775	62,312	2,463	4.0%

Total revenues	$525,395	$571,965	$(46,570)	(8.1)%

Legend:

*	Represents a change in excess of 100%.

Auction and Related Revenues

          For the three months ended September 30, 2008, auction and related revenues decreased $4.1 million, or 6%, when compared to the same period in the prior year. This decrease is due to a higher level of principal activity losses and lower private sale commissions, partially offset by higher auction commission revenues.

          For the nine months ended September 30, 2008, auction and related revenues decreased $49 million, or 10%, when compared to the same period in the prior year. This decrease is due to a higher level of principal activity losses and lower private sale commissions, partially offset by slightly higher auction commission revenues and the impact of movements in foreign currency exchange rates, which increased auction and related revenues by approximately $4.7 million.

          A detailed discussion of the significant factors impacting the comparison of auction and related revenues versus the prior periods is presented below.

          Auction Commission Revenues—For the three months ended September 30, 2008, auction commission revenues increased $39.9 million, or 70%, when compared to the same period in the prior year. This increase is principally due to a $360.7 million, or 130%, increase in Net Auction Sales, in part attributable to a change in the timing of the early summer Contemporary Art sales in London. In 2007, these sales were held in June and resulted in second quarter Net Auction Sales and auction commission revenues of $168 million and $24 million, respectively. However, in 2008, these sales were held in July and resulted in third quarter Net Auction Sales and auction commission revenues of $208 million and $26 million, respectively. The overall increase in third quarter auction commission revenues was partially offset by a lower auction commission margin.

          For the nine months ended September 30, 2008, auction commission revenues increased $12.6 million, or 3%, when compared to the same period in the prior year, due to a $423.5 million, or 15%, increase in Net Auction Sales, partially offset by a lower auction commission margin.

          See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.

          Net Auction Sales—For the three months ended September 30, 2008, Net Auction Sales increased $360.7 million, or 130%, when compared to the same period in the prior year, primarily due to the following factors:

•

A change in the timing of the early summer Contemporary Art sales in London. As discussed above, in 2007, these sales were held in June and resulted in second quarter Net Auction Sales of $168 million. However, in 2008, these sales were held in July and resulted in third quarter Net Auction Sales of $208 million.

•

The unprecedented Beautiful Inside My Head Forever sale, which totaled approximately $176 million and featured new Contemporary Art works by Damien Hirst and was the first ever auction dedicated to the work of a single living artist.

•	A $30.2 million, or 48%, increase in sales of Old Master Paintings and Drawings in the U.K..

          The increase in Net Auction Sales for the three months ended September 30, 2008 was minimally offset by a $31.9 million, or 60%, decrease in sales of Asian Art in New York. Also partially offsetting the increase in third quarter Net Auction Sales were movements in foreign currency exchange rates, which had an unfavorable impact of approximately $26.2 million versus the prior year.

          For the nine months ended September 30, 2008, Net Auction Sales increased $423.5 million, or 15%, when compared to the same period in the prior year, primarily due to the following factors:

•	A $234.6 million, or 40%, aggregate increase in Net Auction Sales from the Company’s recurring Contemporary Art sales held in New York and London.

•

The unprecedented Beautiful Inside My Head Forever sale held in September 2008, which featured the sale of new Contemporary Art works by Damien Hirst and which totaled $176 million in Net Auction Sales.

•	A $64.8 million, or 130%, increase in Net Auction Sales generated by the Company’s Paris salesroom, primarily as a result of the Company’s efforts to expand its presence in this market.

•	A $52.8 million, or 32%, increase in Net Auction Sales conducted in Asia.

•	$37.9 million of Net Auction Sales attributable to the (RED) charity auction held in New York in February, the proceeds of which (including Sotheby’s auction commission revenues) were donated to the United Nations Foundation to support HIV/AIDS relief programs in Africa conducted by the Global Fund to Fight AIDS, Tuberculosis and Malaria. There was no equivalent charitable auction conducted in 2007.

•	A $33 million increase in sales of Russian Art in London, partly attributable to the entry of new buyers into this market.

          The overall increase in Net Auction Sales for nine months ended September 30, 2008 is partially offset by:

•

The cessation of auction sales conducted in the Company’s former Olympia salesroom, in West London, which had traditionally processed property at a substantially lower price point than the Company’s other auction salesrooms. In line with the Company’s strategic focus on major clients and the related shift in its business portfolio toward high-end consignments, no auctions were held at Olympia after the third quarter of 2007. Net Auction Sales for the nine months ended September 30, 2007 included approximately $66 million of Net Auction Sales conducted at Olympia.

•

A $69.3 million, or 54%, decrease in Asian Art sales in New York, primarily attributable to a lower volume of property offered and sold in the current year, as well as lower average selling prices achieved in 2008 when compared to the prior year. The lower volume of property offered and sold in the current year is due in part to $22.1 million of Net Auction Sales in the first quarter of 2007 attributable to property consigned by the Albright-Knox Art Gallery for which there was no comparable consignment in the current period.

•

A $33 million decrease in sales of Antiquities. The Spring 2007 Antiquities sales included the record sale of a bronze figure of Artemis and the Stag for $25.5 million, for which there was no comparably priced offering in the equivalent sale in the current periods.

          Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. In certain situations, auction commission margins are adversely impacted by arrangements whereby auction commissions are shared with consignors or with the Company’s partners in auction guarantees. In such situations, in an effort to reduce its financial exposure under auction guarantees, the Company may either: (a) share auction commissions with consignors in order to secure high value consignments without issuing auction guarantees or (b) enter into risk and reward sharing arrangements with unaffiliated partners whereby the Company reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission. Additionally, the Company may also share auction commissions with a consignor as part of an auction guarantee, typically in exchange for a portion of the hammer (sale) price in excess of a negotiated amount. As a result of the current uncertainty in the global economy and financial markets, the Company expects to reduce its use of special concessions to consignors until stability is restored in the global economy and financial markets. (See statement on Forward Looking Statements.)

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

          Partly as a result of the factors discussed below that unfavorably impacted auction commission margins, the Company implemented a buyer’s premium rate increase that became effective on June 1, 2008. Generally, this pricing structure is 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million.

          As detailed in the chart above under “Key Performance Indicators,” during the three and nine months ended September 30, 2008, the Company experienced decreases of 26% (from 20.6% to 15.2%) and 11% (from 16.6% to 14.8%), respectively, in auction commission margin when compared to the same periods in the prior year.

          The comparison of auction commission margin to the prior periods is unfavorably influenced by the following factors:

•

A change in sales mix, as a more significant portion of Net Auction Sales in the three and nine months ended September 30, 2008 was at the high-end of the Company’s business where auction commission margins are traditionally lower. In particular, auction commission margin in the third quarter of 2008 was significantly influenced by the change in the timing of the early summer Contemporary Art sales in London, as well as the addition of the Damien Hirst Beautiful Inside My Head Forever sale, both as discussed above.

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

          When compared to the second quarter of 2008, auction commission margin for the third quarter of 2008 increased slightly to 15.2% (from 15.1%) and represents an improvement of 12% (from 13.6% to 15.2%) when compared to the first quarter of 2008. This improvement is primarily due to a change in sales mix, management’s efforts to monitor terms afforded to consignors and the buyer’s premium increase discussed above.

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

          For the nine months ended September 30, 2008, the Company experienced a higher level of principal activity losses when compared to the same periods in the prior year. Specifically, in the third quarter of 2008, the Company recognized auction guarantee losses of approximately $42 million related to sales occurring in the fourth quarter of 2008. This amount consists of:

•

$24.4 million of losses related to guaranteed property offered in the early October autumn sales series in Hong Kong, the October mid-season Contemporary Art sale in London and the November 3rd Impressionist Art sale in New York. These losses relate to auction guarantees that were entered into on or before September 30, 2008.

•

$17.6 million of estimated losses related to guaranteed property scheduled to be offered in the Contemporary Art sales in New York on November 11 and 12, subsequent to the date of this report. These losses relate to auction guarantees that were entered on or before September 30, 2008 and are the result of the Company’s reevaluation of its estimates in the wake of the recent turbulence in the global financial and credit markets.

          Also contributing to the higher level of principal activity losses for the periods are a higher level of writedowns of guaranteed property that previously failed to sell at auction.

          Private Sale Commissions—The level of private sale commissions earned by the Company can vary significantly from period to period. For the three and nine months ended September 30, 2008, private sale commissions decreased $11.3 million, or 63%, and $15.9 million, or 37%, respectively, primarily due to a lower volume of high-end private sales in the current period. In particular, private sale commissions for the three months ended September 30, 2007 include the landmark private sale of the Rostropovich-Vishnevskaya Collection of Russian Art in September 2007, for which there was no comparable individual private sale in the current period.

Finance Revenues

          For the three and nine months ended September 30, 2008, Finance revenues decreased $0.3 million, or 9%, and $2.2 million, or 17%, respectively, when compared to the same periods in the prior year. These decreases are principally due to lower interest rates earned on the portfolio as a result of lower benchmark interest rates, partially offset by higher average portfolio balances. (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Company’s Auction segment, which are eliminated in consolidation. See Note 3 of Notes to Condensed Consolidated Financial Statements.)

Dealer Segment Results

          Dealer revenues consist of revenues earned from the sale of property held by Noortman Master Paintings, B.V. (“NMP”) and objects purchased by the Company for investment purposes, as well as the Company’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from the Company. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory. The table below summarizes revenues, cost of sales and gross (loss) profit for the Dealer segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Favorable/(Unfavorable)

	2008	2007	$ Change	% Change

Dealer revenues	$8,396	$13,442	$(5,046)	(37.5)%
Dealer cost of sales	(14,604)	(8,594)	(6,010)	(69.9)%

Dealer gross (loss) profit	$(6,208)	$4,848	$(11,056)	*

	Nine Months Ended September 30,		Favorable/(Unfavorable)

	2008	2007	$ Change	% Change

Dealer revenues	$49,872	$45,784	$4,088	8.9%
Dealer cost of sales	(55,201)	(34,126)	(21,075)	(61.8)%

Dealer gross (loss) profit	$(5,329)	$11,658	$(16,987)	*

          * Represents a change in excess of 100%.

          During the three and nine months ended September 30, 2008, Dealer segment performance declined significantly primarily due to $7.4 million and $11.4 million of Dealer inventory writedowns recorded in the three and nine months ended September 30, 2008, respectively, and lower levels of profitability on sales of investment property.

Expenses

          For the three and nine months ended September 30, 2008 and 2007, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended September 30,	2008	2007	$ Change	% Change

Direct costs of services	$14,306	$8,671	($5,635)	(65.0)%
Dealer cost of sales	14,604	8,594	(6,010)	(69.9)%
Marketing expenses	3,989	3,207	(782)	(24.4)%
Salaries and related costs	52,861	55,229	2,368	4.3%
General and administrative expenses	41,244	39,869	(1,375)	(3.4)%
Depreciation and amortization expense	6,317	5,500	(817)	(14.9)%

Total expenses	$133,321	$121,070	($12,251)	(10.1)%

			Favorable / (Unfavorable)

Nine Months Ended September 30,	2008	2007	$ Change	% Change

Direct costs of services	$63,025	$48,013	($15,012)	(31.3)%
Dealer cost of sales	55,201	34,126	(21,075)	(61.8)%
Marketing expenses	14,935	12,300	(2,635)	(21.4)%
Salaries and related costs	185,935	195,122	9,187	4.7%
General and administrative expenses	131,036	121,690	(9,346)	(7.7)%
Impairment loss	—	14,979	14,979	*
Depreciation and amortization expense	18,534	16,295	(2,239)	(13.7)%
Antitust-related matters	(18,385)	—	18,385	*
Gain on sale of land and buildings	—	(4,752)	(4,752)	*

Total expenses	$450,281	$437,773	($12,508)	(2.9)%

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

          For the three months ended September 30, 2008, direct costs of services increased $5.6 million, or 65%, when compared to the same period in the prior year. This increase is consistent with the level and composition of the Company’s auction offerings during the period. In particular, the increase is primarily attributable to:

•	Approximately $3.6 million of costs related to promotion of the unprecedented Beautiful Inside My Head Forever sale, which featured new Contemporary Art works by Damien Hirst.

•

A change in the timing of the early summer Contemporary Art sales in London. As discussed above, in the prior year, these sales were held in late June. However, in 2008, these sales were held in early July and as such the related $2.2 million of promotional costs are reflected in the third quarter of 2008.

•	Unfavorable experience with property loss and damage claims.

          For the three months ended September 30, 2008, the comparison of direct costs to the prior period is favorably impacted by costs to promote and execute the landmark private sale of the Rostropovich-Vishnevskaya

Collection of Russian Art in September 2007, for which there was no comparable individual private sale in the third quarter of 2008.

          For the nine months ended September 30, 2008, direct costs of services increased $15 million, or 31%, when compared to the same period in the prior year. This increase is consistent with the level and composition of the Company’s auction offerings during the period. In particular, the increase is primarily attributable to:

•	Costs related to promotion of the (RED) charity auction and the Beautiful Inside My Head Forever sale. There were no comparable sale events in the prior period.

•	Higher consignment levels and increased sale venue rental costs in Hong Kong.

•	Higher catalogue and sale promotion costs related to the spring Impressionist and Contemporary Art Sales in New York.

•	Increased travelling exhibition costs reflecting the Company’s efforts to promote its sales globally, including in emerging markets.

•	Unfavorable experience with property loss and damage claims.

          For the nine months ended September 30, 2008, the comparison to the prior period is favorably impacted by the cessation of auction sales conducted in the Company’s former Olympia salesroom, in West London, which had traditionally offered property at a substantially lower price point than the Company’s other salesrooms. In line with the Company’s strategic focus on major clients and the related shift in its business portfolio toward high-end consignments, no auctions were held at Olympia after the third quarter of 2007. Also, the comparison to the prior period is favorably impacted by costs to promote and execute the landmark private sale of the Rostropovich-Vishnevskaya Collection of Russian Art in September 2007, as discussed above.

Marketing Expenses

          Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of cultural institutions.

          For the three and nine months ended September 30, 2008, marketing expenses increased $0.8 million, or 24%, and $2.6 million, or 21%, respectively, when compared to the same periods in the prior year, principally due to an increased level of sponsorships of certain museums and other cultural institutions in the U.S. and the United Kingdom (the “U.K.”) during the first nine months of the year, as well as higher costs to promote the Sotheby’s brand globally, especially in emerging markets such as the Middle East, India, Russia and Turkey. The impact of these increases was partially offset by the costs of several strategic client service initiatives incurred in the prior year, for which there were no comparable costs in the current year.

Salaries and Related Costs

          For the three and nine months ended September 30, 2008 and 2007, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended September 30,	2008	2007	$ Change	% Change

Full-time salaries	$34,719	$31,186	($3,533)	(11.3)%
Employee benefits	1,331	8,523	7,192	84.4%
Payroll taxes	4,011	3,763	(248)	(6.6)%
Incentive bonus costs	1,843	1,603	(240)	(15.0)%
Stock compensation expense	7,954	6,554	(1,400)	(21.4)%
Option Exchange	—	216	216	100.0%
Other *	3,003	3,384	381	11.3%

Total salaries and related costs	$52,861	$55,229	$2,368	4.3%

			Favorable / (Unfavorable)

Nine Months Ended September 30,	2008	2007	$ Change	% Change

Full-time salaries	$106,098	$92,645	($13,453)	(14.5)%
Employee benefits	10,724	27,381	16,657	60.8%
Payroll taxes	15,387	13,952	(1,435)	(10.3)%
Incentive bonus costs	18,338	30,022	11,684	38.9%
Stock compensation expense	24,493	19,284	(5,209)	(27.0)%
Option Exchange	216	952	736	77.3%
Other *	10,679	10,886	207	1.9%

Total salaries and related costs	$185,935	$195,122	$9,187	4.7%

Legend:

* Principally includes the cost of temporary labor and overtime.

          For the three months ended September 30, 2008, salaries and related costs decreased $2.4 million, or 4%, when compared to the same period in the prior year. This decrease is principally due to lower employee benefit costs, partially offset by higher full-time salaries and stock compensation expense.

          For the nine months ended September 30, 2008, salaries and related costs decreased $9.2 million, or 5%, when compared to the same period in the prior year. This decrease is principally due to lower employee benefit costs and a lower level of incentive compensation accruals, partially offset by higher full-time salaries and stock compensation expense, as well as movements in foreign currency exchange rates, which had an unfavorable impact of approximately $3.5 million on the comparison versus the prior year.

          See discussion below for an explanation of the significant factors contributing to the variances in salaries and related costs versus the prior periods.

          Employee Benefit Costs— Employee benefits include the cost of the Company’s retirement plans and its health and welfare programs, as well as employee severance costs. The Company’s material retirement plans include a defined benefit pension plan covering most of its U.K. employees and defined contribution and deferred compensation plans for its U.S. employees. Generally, the level of employee benefit costs is dependent upon headcount and compensation levels, as well as the Company’s financial performance. Additionally, expenses related to the U.K. Pension Plan are significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Costs related to the Sotheby’s Deferred Compensation Plan (the “DCP”) vary directly with the performance of various participant deemed investment funds.

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

          For the three and nine months ended September 30, 2008, employee benefit costs decreased $7.2 million, or 84%, and $16.7 million, or 61%, respectively, when compared to the same periods in the prior year. These decreases are primarily attributable to the following factors:

•

Decreases of $4.1 million and $11.4 million, respectively, in costs related to the U.K. Pension Plan, primarily due to a higher discount rate assumption used to calculate pension costs in the most recent actuarial valuation when compared to the prior period, as well as the cessation of advance funding of future benefit increases to retirees discussed above.

•	Decreases of $3.1 million and $5.1 million, respectively, in costs associated with the DCP due to unfavorable performance in deemed participant investments.

          For the year ended December 31, 2008, employee benefit costs related to the U.K. Pension Plan are expected to decrease approximately $16 million when compared to 2007 primarily as a result of the changes in assumptions used in the most recent actuarial valuation, as discussed above. (See statement on Forward Looking Statements.)

          Incentive Bonus Costs—For the nine months ended September 30, 2008, accrued incentive bonus costs decreased $11.7 million, or 39%, when compared to the same period in the prior year, principally due to a lower level of profitability in the current year-to-date period.

          Full-Time Salaries—For the three and nine months ended September 30, 2008, full-time salaries increased $3.5 million, or 11%, and $13.5 million, or 15%, respectively, when compared to the same periods in the prior year. These increases are principally due to strategic headcount additions, as well as limited salary increases to existing employees. Additionally, full-time salaries for the nine months ended September 30, 2008, were unfavorably impacted by changes in foreign currency exchange rates, which contributed $1.8 million to the overall increase.

          Stock Compensation Expense—For the three and nine months ended September 30, 2008, stock compensation expense (excluding costs related to the Option Exchange) increased $1.4 million, or 21%, and $5.2 million, or 27%, respectively, when compared to the same periods in the prior year. These increases are attributable to the following factors:

•

Incremental costs related to a higher value of Executive Bonus Plan (“EBP”) restricted stock awarded in February 2008 when compared to the 2007 EBP award due to the significant improvement in the Company’s operating results between 2006 and 2007. The value of EBP restricted stock grants is based on the Company’s financial performance in the fiscal year prior to the date of grant.

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

General and Administrative Expenses

          For the three and nine months ended September 30, 2008, general and administrative expenses increased $1.4 million, or 3%, and $9.3 million, or 8%, respectively, when compared to the same periods in the prior year. The comparison of general and administrative expenses to the prior periods is influenced by the following factors:

•

Increases of $0.7 million, or 2%, and $3.9 million, or 10%, respectively, in professional fees for the three and nine month periods, respectively. The increase in year-to-date professional fees is primarily attributable to an increase of approximately $2.7 million in costs associated with the Company’s outsourced tax compliance function. To a lesser extent, the increase for both periods is also attributable to higher consulting, audit and legal fees. The overall increases in professional fees for the current periods are partially offset by $1.1 million and $3.3 million in one-time costs recorded in the three and nine months ended September 30, 2007, respectively, associated with the Company’s assessment of its rights and options with respect to the York Property (see “York Property” below).

•

Increases of $1 million, or 15%, and $2.7 million, or 13%, in travel and entertainment costs principally due to a higher level of travel in pursuit of business opportunities and in response to the increasing globalization of the Company’s client base.

•	Increases of $2.1 million and $4.4 million, respectively, in premises rental and other facilities-related costs, primarily as a result of U.K. premises initiatives.

•	Unfavorable movements in foreign currency exchange rates, which increased general and administrative expenses during the nine months ended September 30, 2008 by approximately $1.7 million.

          Favorably impacting the comparison of general and administrative expenses to the prior periods are decreases of $0.9 million and $2.0 million in client goodwill gestures, authenticity claims and other litigation-related matters for the three and nine months ended September 30, 2008, respectively. Additionally, the Company recognized a $1.3 million benefit to general and administrative expenses in the third quarter of 2008 as a result of a real estate tax rebate received in the U.K., for which there was no comparable event in the prior period.

Depreciation and Amortization Expense

          For the three and nine months ended September 30, 2008, depreciation and amortization expense increased $0.8 million, or 15%, and $2.2 million, or 14%, respectively, when compared to the same periods in the prior year. These increases are primarily attributable to a higher rate of capital expenditures over the last two years, due in part to the refurbishment of premises in the U.K., as well as additional investments in information technology designed to improve client service. Additionally, results for the current year-to-date period includes amortization expense of approximately $0.6 million related to intangible assets recognized in connection with the acquisition of an auction house in France, for which there was no comparable expense in the prior periods (see Note 6 of Notes to Condensed Consolidated Financial Statements).

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

          In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which the Company was responsible for funding the redemption of $62.5 million. The court determined that $62.5 million face value had a fair market value of not less than $50 million, which is the amount of expense that was recognized by the Company as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period between the date of issuance and May 15, 2007, the date after which any unused Discount Certificates were redeemable for cash.

          The Discount Certificates were fully redeemable in connection with any auction conducted by the Company or Christie’s in the U.S. or in the U.K. and were able to be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration.

          The Discount Certificates expired on May 14, 2008 and, therefore, can no longer be redeemed. As a result of the expiration of the Discount Certificates, the Company reversed the remaining related liability and recognized an income statement benefit of $18.4 million in the second quarter of 2008.

          (See “Contingencies” and Part II, Item 1, “Legal Proceedings.”)

Impairment Loss and Insurance Recovery

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

          There were no comparable impairment losses or insurance recoveries in the first nine months of 2008.

Gain on Sale of Land and Buildings

          In March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex, which previously housed a U.K. auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007, for which there was no comparable transaction or gain in 2008.

Net Interest Expense

          For the three months ended September 30, 2008, net interest expense increased $3.9 million, or 120%, when compared to the same period in the prior year largely as a result of incremental interest expense related to the Convertible Notes and Senior Notes issued on June 17, 2008. (See “Liquidity and Capital Resources” below.)

          For the nine months ended September 30, 2008, net interest expense increased $7.2 million, or 64%, when compared to the same period in the prior year primarily due to the incremental interest expense related to the Convertible Notes and Senior Notes discussed above, as well as lower average balances of cash and short-term investments and lower interest rates earned on these balances. The lower average balances of cash and short-term investment balances are the result of the funding requirements for new consignor advances, the timing of the settlement of certain client receivables and the $50 million initial payment made in January 2008 as part of the contract to reacquire the York Property (see “York Property” below).

          For the year ended December 31, 2008, the Company expects interest expense to increase when compared to 2007 primarily as a result of incremental interest expense related to the Convertible Notes and Senior Notes issued on June 17, 2008. (See “Liquidity and Capital Resources” below and statement on Forward Looking Statements.)

Bond Redemption Cost

          In February 1999, the Company issued a tranche of 10-year debt securities for an aggregate offering price of $100 million (see Note 7 of Notes to Condensed Consolidated Financial Statements). On July 18, 2008, the Company redeemed these debt securities for $105.7 million. The $105.7 million paid upon redemption included $100 million for the remaining principal, $2.5 million for the present value of the remaining interest and $3.2 million for accrued and unpaid interest through the date of redemption. As a result the Company recognized a bond redemption cost of $2.5 million in the third quarter of 2008.

Income Tax (Benefit) Expense

          For the nine months ended September 30, 2008 and 2007, the Company’s effective tax rate was approximately 34.2% and 25.5%, respectively. The increased effective tax rate for the current nine month period is primarily due to a higher level of state and local income tax expense during 2008, as well as tax benefits recorded in the second and third quarters of 2007 resulting from the Company’s reassessment of its valuation allowance for state deferred tax assets. As a result of this reassessment, it was determined that it was more likely than not that such state deferred tax assets could be utilized and hence the valuation allowance established against state operating losses and other deferred tax assets in prior years was substantially reduced, and a $3.5 million income tax benefit was recorded in the second quarter of 2007.

          For the three months ended September 30, 2008 and 2007, the Company’s effective tax benefit rate was approximately 30.6% and 44.1%, respectively. The lower effective tax benefit rate for the current quarter compared to the prior period is primarily because the effective tax benefit rate for the third quarter of 2007 is impacted by an incremental net income tax benefit of $2.2 million related to the correction of immaterial prior period errors. These errors principally relate to the Company’s calculation of its valuation allowance for state deferred tax assets in the second quarter of 2007; the impact of which was partially offset by an increase in the liability for unrecorded foreign tax benefits arising in periods prior to 2007.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2008

          This discussion should be read in conjunction with the Company’s Condensed Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”).

          For the nine months ended September 30, 2008, total cash and cash equivalents decreased $112.9 million primarily due to the factors discussed below.

          Net Cash Used by Operating Activities—Net cash used by operating activities of $134.4 million for the nine months ended September 30, 2008 is principally the result of the following factors:

•	A $79.9 million net decrease in amounts owed to clients principally due to the timing and settlement of auction sales. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

•	A $70.6 million decrease in accounts payable and accrued liabilities and other liabilities, mostly due to the funding of incentive bonuses accrued in 2007.

          Net Cash Used by Investing Activities—Net cash used by investing activities of $167.6 million for the nine months ended September 30, 2008 is principally due to a $117.9 million net increase in client loans, the funding of a $50 million deposit related to the purchase of the York Property (as discussed below) and capital expenditures of $19.1 million. These investing cash outflows are minimally offset by a decrease in restricted cash of $14.2 million and $5.3 million in distributions received from an equity investee.

          Net Cash Provided by Financing Activities—Net cash provided by financing activities of $190.4 million for the nine months ended September 30, 2008 is principally the result of $340.2 million of net proceeds received from the issuance of the Convertible Notes and Senior Notes on June 17, 2008 (see “Liquidity and Capital Resources” below). Partially offsetting the impact of these proceeds is the early redemption of the $100 million 6.98% Senior Unsecured Notes in the third quarter of 2008, as well as $30.5 million in dividend payments and a net cash outflow of $18.4 million for the Convertible Note Hedge and Warrants transactions completed in conjunction with the issuance of the Convertible Notes (see Note 7 of Notes to Condensed Consolidated Financial Statements).

SHARES OUTSTANDING

          As a result of restricted stock granted and vested over the last 18 months, management expects weighted average diluted shares outstanding for the year ended December 31, 2008 to be in the range of approximately 66 million. (See statement on Forward Looking Statements.)

YORK PROPERTY

          On February 7, 2003, the Company sold the land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) to an affiliate of RFR Holding Corp. (“RFR”) and entered into an agreement to lease it back from RFR for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease is being accounted for as a capital lease. Additionally, the sale of the York Property resulted in a deferred gain of $22.7 million, which is being amortized on a straight-line basis against depreciation expense over the initial 20-year lease term.

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

          When the transaction is closed, the existing York Property capital lease obligation of $167.7 million and the related $124.8 million net capital lease asset, as well as the $16.3 million deferred gain will be derecognized in the Company’s Consolidated Balance Sheet and the net effect will be deducted from the cost recorded in the Company’s Consolidated Balance Sheet. As a result, the land and building acquired will be recorded on the Company’s Consolidated Balance Sheet at an amount in the range of approximately of $320 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes the Company’s material contractual obligations and commitments as of September 30, 2008:

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
Unsecured debt (1)
Principal payments	$350,000	$—	$—	$200,000	$150,000
Interest payments	112,625	17,875	35,750	35,750	23,250

Sub-total	462,625	17,875	35,750	235,750	173,250

Other commitments:
York Property capital lease (2)	335,919	20,275	41,274	43,777	230,593
Operating lease obligations (3)	86,462	17,664	25,284	14,432	29,082
Note payable to Arcimboldo (4)	5,982	5,982	—	—	—
Employment arrangements (5)	12,778	5,790	6,988	—	—
Uncertain tax positions (6)	4,600	4,600	—	—	—

Sub-total	445,741	54,311	73,546	58,209	259,675

Total	$908,366	$72,186	$109,296	$293,959	$432,925

(1)	Represents the aggregate outstanding principal and semi-annual interest payments due on the Company’s senior unsecured debt. (See “Liquidity and Capital Resources” below.)

(2)

Represents rental payments due under the capital lease obligation for the York Property. As discussed in more detail above under “York Property,” on January 11, 2008, the Company entered into a contract to reacquire the York Property from an affiliate of RFR for an aggregate purchase price of $370 million. The Company intends to finance the purchase price through the assumption of an existing $235 million mortgage on the York Property and available cash resources, including a portion of the proceeds from the Convertible Notes and Senior Notes issued on June 17, 2008. The Company made an initial payment to the seller of $50 million on January 11, 2008, which is refundable under certain conditions. The closing of the sale, which is subject to certain customary closing conditions, is scheduled to take place on July 1, 2009, subject to RFR’s option to accelerate the closing date. An accelerated closing date would be ninety days after the date on which RFR exercised this option.

(3)	Represents rental payments due under the Company’s operating lease obligations.

(4)

Represents the remaining payment due under the sale and purchase agreement related to the acquisition of Noortman Master Paintings, B.V. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

(5)

Represents the remaining commitment for future salaries as of September 30, 2008 related to employment arrangements with eight employees, which expire at various points between December 2008 and June 2011, excluding incentive bonuses and equity grants. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, and continuation of benefits upon termination of employment under certain circumstances. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

(6)

The Company’s liability for uncertain tax positions that would be settled by cash payments to the respective taxing authorities is $11.3 million, of which $4.6 million is classified as current and $6.7 million is classified as long-term in the September 30, 2008 Condensed Consolidated Balance Sheet. The long-term portion is excluded from the contractual obligations table above as the Company is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 18 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

          From time to time in the ordinary course of business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through risk and reward sharing arrangements with third parties. The Company’s counterparties to these sharing arrangements are typically international art dealers or prominent art collectors. The Company could be exposed to losses in the event of nonperformance by these counterparties.

          Under the terms of one auction guarantee where the Company incurred and recorded losses in the second and third quarters of 2008, the Company has the right to receive future auction consignments beginning in 2009 to recoup up to $5 million of the losses incurred. The Company has not recorded any benefit with respect to this gain contingency but will do so once the gain contingency is realized.

          As of September 30, 2008, the Company had outstanding auction guarantees totaling $319.6 million, the property relating to which had pre-sale low and high estimates (1) of $298.7 million and $403.5 million, respectively. The Company’s financial exposure under these auction guarantees is reduced by $55.8 million as a result of risk and reward sharing arrangements with third parties. Substantially all of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2008. As of September 30, 2008, $107 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the September 30, 2008 Condensed Consolidated Balance Sheet (see Note 4 of Notes to Condensed Consolidated Financial Statements). As of September 30, 2008, December 31, 2007 and September 30, 2007, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $2.5 million, $4.3 million and $5.4 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          In the third quarter of 2008, the Company recognized auction guarantee losses of approximately $42 million related to sales occurring in the fourth quarter of 2008. This amount consists of:

•

$24.4 million of losses related to guaranteed property offered in the early October autumn sales series in Hong Kong, the October mid-season Contemporary Art sale in London and the November 3rd Impressionist Art sale in New York. These losses relate to auction guarantees that were entered into on or before September 30, 2008.

•

$17.6 million of estimated losses related to guaranteed property scheduled to be offered in the Contemporary Art sales in New York on November 11 and 12, subsequent to the date of this report. These losses relate to auction guarantees that were entered on or before September 30, 2008 and are the result of the Company’s reevaluation of its estimates in the wake of the recent turbulence in the global financial and credit markets.

          As of November 5, 2008, the Company had outstanding auction guarantees totaling $123.9 million, the property relating to which had pre-sale low and high estimates (1) of $107.9 million and $145 million, respectively. The Company’s financial exposure under these auction guarantees is reduced by $9.8 million as a result of risk and reward sharing arrangements with third parties. Substantially all of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2008 and the first half of 2009. As of November 5, 2008, $26.5 million of the guaranteed amount had been advanced by the Company and will be recorded within Notes Receivable and Consignor Advances. The Company’s financial exposure under auction guarantees as of November 5, 2008 represents a 52% reduction from one year ago. In light of the current uncertainty in the global economy and volatility in the financial markets, the Company expects to continue to substantially reduce its use of auction guarantees until stability is restored in the global economy and financial markets. (See statement on Forward Looking Statements.)

          Subsequent to the Contemporary Art sales in New York on November 11 and 12, the Company will have outstanding auction guarantees totaling $13.5 million, the property relating to which has pre-sale low and high estimates (1) of $14.7 million and $19.4 million, respectively. The property related to such auction guarantees is being offered at auctions in December 2008 and the first half of 2009.

(1)	Pre-sale estimates are not always accurate predictions of auction sale results.

Lending Commitments

          In certain situations, the Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $4.2 million at September 30, 2008.

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

          Exposures related to the Company’s foreign currency risks are centrally managed by its global treasury function. The Company’s outstanding forward exchange contracts and the option contract entered into in the first quarter of 2008 are not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair value (see Note 19 of Notes to Condensed Consolidated Financial Statements). Changes in the fair value of these derivative financial instruments are recognized in the Condensed Consolidated Income Statements within Other Income (Expense).

          At September 30, 2008, the Company had $189.6 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the three counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings.

          As of September 30, 2008 and 2007, the Condensed Consolidated Balance Sheets included liabilities of $2.6 million and $0.1 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the fair value of the Company’s outstanding forward exchange contracts on those dates. As of December 31, 2007, the Condensed Consolidated Balance Sheets included an asset of $0.5 million, recorded within Prepaid Expenses and Other Current Assets reflecting the fair value of the Company’s outstanding derivative financial instruments on that date.

CONTINGENCIES

          For information related to Contingencies, see Note 10 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

          For information related to Uncertain Tax Positions, see Note 18 of Notes to Condensed Consolidated Financial Statements.

DEFINED BENEFIT PENSION PLANS

          The determination of projected benefit obligations and the recognition of expenses related to the Company’s defined benefit pension plans are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality and other factors. Management develops each assumption using relevant company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

          Recent deterioration in the securities markets has impacted the value of the assets included in the Company’s defined benefit pension plans, the effect of which has not been reflected in the accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2008, based on the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which require plan assets and obligations to be remeasured at December 31, 2008. Should values not recover before December 31, 2008, the decline in fair value of the Company’s defined benefit pension plans could result in increased total pension costs for 2009 as compared to total pension costs expected during 2008.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and Cash Equivalents— As of November 6, 2008, the Company had cash and cash equivalents of approximately $560 million, which are invested on a short-term basis in the highest rated AAA U.S. Treasury money market funds and the highest rated overnight time deposits with major banks.

          Bank Credit Facility—The Company has a senior secured credit agreement with an international syndicate of lenders arranged by Banc of America Securities LLC (“BofA”) (the “BofA Credit Agreement”) with a total borrowing capacity of $300 million and a maturity date of September 7, 2010.

          As of September 30, 2008, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $300 million, as calculated in accordance with the borrowing base discussed below. For the nine months ended September 30, 2008 the weighted average interest rate charged to the Company for outstanding borrowings under the BofA Credit Agreement was approximately 5.75%.

          On October 10, 2008, the Company borrowed $250 million under the BofA Credit Agreement. This borrowing was done to ensure additional liquidity in response to the recent turbulence in the global financial markets. The proceeds from this borrowing have been invested on a short-term basis in the highest rated United States Treasury money market funds and the highest rated over-night time deposits of major banks.

          As of November 6, 2008, the amount of available borrowings under the BofA Credit Agreement was $50 million, as calculated in accordance with the borrowing base.

          The amount of borrowings available at any time under the BofA Credit Agreement is limited to a borrowing base and the Company’s obligations under the BofA Credit Agreement are secured by substantially all of its non-real estate assets, as well as the non-real estate assets of its subsidiaries in the U.S. and the U.K. Additionally, the BofA Credit Agreement contains financial covenants which limit capital expenditures and dividend payments and which require the Company to maintain minimum quarterly interest and leverage coverage ratios. The BofA Credit Agreement also has certain non-financial covenants and restrictions. The Company is in compliance with these covenants.

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

          The Convertible Notes bear interest at a rate of 3.125% per year, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2008. The Convertible Notes are payable in cash, shares of Sotheby’s common stock (“Common Stock”), or a combination thereof, at the option of the Company, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The conversion rate for the Convertible Notes is subject to adjustment for certain events. The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter after the fiscal quarter ending September 30, 2008 (and only during such fiscal quarter), if, the closing price of the Common Stock exceeds 130% of the Conversion Price during a defined period at the end of the previous quarter, (2) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture).

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

          Redemption of 6.98% Notes— In February 1999, the Company issued a tranche of 10-year long-term debt securities (the “Notes”) for an aggregate offering price of $100 million. The Notes had an effective interest rate of 6.98% payable in cash semi-annually in February and August. On July 18, 2008, the Company redeemed the Notes for $105.7 million, using a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes. The $105.7 million paid upon redemption included $100 million for the remaining principal, $2.5 million for the present value of the remaining interest and $3.2 million for accrued and unpaid interest through the date of redemption.

          Liquidity Requirements—The Company generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements.

          The Company’s short-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, other short-term commitments to consignors (including auction guarantees), the funding of capital expenditures and the payment of any dividends, as well as the short-term commitments to be funded on or before September 30, 2009 included in the table of contractual obligations and commitments above.

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on the Company’s consolidated financial statements.

          In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157, “Fair Value Measurements,” as it applies to the Company’s non-financial assets and liabilities from January 1, 2008 to January 1, 2009. Management is evaluating the impact on the Company’s Consolidated Financial Statements of adopting SFAS No. 157 as it relates to its non-financial assets and liabilities, as well as the impact of adopting FASB FSP 157-2.

          In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which further illustrates key considerations in determining the fair value of a financial asset in an inactive market. The FSP 157-3 is effective October 10, 2008 and applicable to prior periods for which financial statements have not yet been issued. Management has adopted FSP 157-3.

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

          In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company as of January 1, 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification in Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Upon adoption of FSP APB 14-1 on January 1, 2009, the Company expects to record a debt discount in the range of approximately $35 million related to the Convertible Notes and a corresponding increase to Additional Paid-In Capital to reflect the conversion feature of the Convertible Notes. The Company will record a cumulative effect adjustment of approximately $2 million (net of taxes) to the January 1, 2009 balance of Retained Earnings reflecting the amortization of the debt discount between the date that the Convertible Notes were issued and the date that FSP APB 14-1 is adopted. The remaining debt discount will subsequently be amortized over the remaining life of the Convertible Notes using the effective interest rate method. For the year ended December 31, 2009, as a result of the adoption of FSP APB 14-1, the Company expects an increase in interest expense in the range of approximately $7 million due to the amortization of the debt discount attributable to the Convertible Notes. (See statement on Forward Looking Statements.)

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective November 15, 2008. Management does not believe that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

          In March 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF Issue No. 07-5”). Effective for the Company as of January 1, 2009, EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. Early adoption of this standard is not permitted. Management is evaluating the impact of adopting EITF Issue No. 07-5 on the Company’s Consolidated Financial Statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company continually evaluates its market risk associated with its financial instruments and derivative financial instruments (see above) during the course of its business. As of September 30, 2008, the Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable and consignor advances, trust assets related to the deferred compensation liability, credit facility borrowings, the Senior Notes and the Convertible Notes issued June 17, 2008, the deferred compensation liability and the note payable to Arcimboldo (see Note 10 of Notes to Condensed Consolidated Financial Statements).

          The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company’s cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

          As of September 30, 2008, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $13 million.

          The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. At September 30, 2008, the Company had $189.6 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the three counterparties to its forward exchange contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note 17 of Notes to Condensed Consolidated Financial Statements.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As September 30, 2008, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

          There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

          The Company is involved from time to time in claims, proceedings and litigation, including the following:

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of the Company in September 2008 in the United States District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the Spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008 Mr. Minor commenced a separate action in the United States District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. The action also asserts breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. Sotheby’s has moved to enjoin the California action as duplicative of claims that have been or could be asserted in the New York action, and Mr. Minor has opposed that motion. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and in the California action and that they should not have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows. These actions will be vigorously defended.

          Italian Matter—In October 2008 the Italian Antitrust Authority commenced an investigation of Italian auction houses and an Italian auction house trade association seeking evidence of practices that reduce competition, particularly in respect of the sale of modest value works of art. The Company’s subsidiary, Sotheby’s Italia S.r.l., has been contacted by the Italian Antitrust Authority and is cooperating fully with the investigation. While it is not possible to predict the outcome of this investigation, management does not believe that it will have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows.

          The Company becomes involved in other various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows.

ITEM 1A: RISK FACTORS

          The Company’s earnings, as well as its liquidity, are significantly influenced by a number of risk factors, many of which are not within the Company’s control. These factors, which are not ranked in any particular order, include:

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

Government laws and regulations

          Many of the Company’s activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws and value added sales taxes. In addition, the Company is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121-2-125, et. seq. Such regulations do not impose a material impediment to the worldwide business of the Company, but do affect the market generally, and a material adverse change in such regulations could affect the Company’s business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at the Company’s principal auction locations or could increase the cost of moving property to such locations.

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

Risk Reduction and Margin Improvement Initiatives

          Management is undertaking certain risk reduction and margin improvement initiatives. The Company’s future operating results are dependent in part on the success of management in implementing these initiatives. (See statement on Forward Looking Statements.)

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Seventh Amendment to the Sotheby’s Amended and Restated Credit Agreement dated April 24, 2008

	10.2	Eighth Amendment to the Sotheby’s Amended and Restated Credit Agreement dated June 6, 2008

	10.3	Amendment to October 9, 2007 Severance Agreement between Sotheby’s and Gilbert Klemann, dated September 9, 2008, effective September 25, 2008

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(i)	On July 7, 2008, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.”

	(ii)	On July 21, 2008, the Company filed a current report on Form 8-K under Item 8.01, “Other Events.”

	(iii)	On August 8, 2008, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date:	November 7, 2008

Exhibit Index

Exhibit No.	Description

10.1	Seventh Amendment to the Sotheby’s Amended and Restated Credit Agreement dated April 24, 2008

10.2	Eighth Amendment to the Sotheby’s Amended and Restated Credit Agreement dated June 6, 2008

10.3	Amendment to October 9, 2007 Severance Agreement between Sotheby’s and Gilbert Klemann, dated September 9, 2008, effective September 25, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002