Form 10-K
period 2008-12-31
SOTHEBYS
filed 2009-02-27
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 1-9750

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1334 York Avenue New York, New York (Address of principal executive offices)	38-2478409 (I.R.S. Employer Identification No.) 10021 (Zip Code)

(212) 606-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer ☑ Accelerated filer ☐  Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐  No ☑

As of June 30, 2008, the aggregate market value of the 66,337,077 shares of Common Stock held by non-affiliates of the registrant was $1,749,308,720, based upon the closing price ($26.37) on the New York Stock Exchange composite tape on such date for the Common Stock.

As of February 18, 2009, there were outstanding 67,084,781 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2009 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Overview

Sotheby’s (or, together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world’s two largest auctioneers of authenticated fine art, antiques and decorative art, jewelry and collectibles. In 2008, Sotheby’s accounted for $4.9 billion, or 51%, of the total aggregate auction sales of the two major auction houses that comprise the global auction market.

Sotheby’s operations are organized into three business segments: Auction, Finance and Dealer. In addition to auctioning, the Auction segment is engaged in a number of related activities, including the brokering of private purchases and sales of fine art, jewelry and collectibles. Sotheby’s also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in licensing activities. A detailed explanation of the activities of each of the Company’s segments, as well as its licensing activities is provided below.

Sotheby’s was initially incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, Sotheby’s issued shares of Class A Limited Voting Common Stock, par value $0.10 per share (the “Class A Stock”), to the public, which were listed on the New York Stock Exchange (the “NYSE”). As successor to the business that began in 1744, Sotheby’s is the oldest company listed on the NYSE.

In June 2006, Sotheby’s (then named Sotheby’s Holdings, Inc.) reincorporated into the State of Delaware (the “Reincorporation”). The Reincorporation and related proposals were approved by the shareholders of Sotheby’s Holdings, Inc. at the annual meeting of shareholders on May 8, 2006. The Reincorporation was completed by means of a merger of Sotheby’s Holdings, Inc. with and into Sotheby’s Delaware, Inc., a Delaware corporation (“Sotheby’s Delaware”) and a wholly-owned subsidiary of Sotheby’s Holdings, Inc. incorporated for the purpose of effecting the Reincorporation, with Sotheby’s Delaware being the surviving corporation. Sotheby’s Delaware was renamed “Sotheby’s” upon completion of the merger.

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

The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Holdings, Inc. Additionally, immediately after the Reincorporation, Sotheby’s Holdings, Inc. management and board of directors continued as the management and board of directors of Sotheby’s Delaware and Sotheby’s Delaware stock continued to trade on the NYSE under the symbol “BID.”

Auction Segment

Description of Business

The purchase and sale of works of art in the international art market are primarily effected through the major auction houses, numerous art dealers, smaller auction houses and also directly between collectors. Although art dealers and smaller auction houses generally do not report sales figures publicly, Sotheby’s management believes that art dealers account for the majority of the volume of transactions in the international art market.

Sotheby’s and Christie’s International, PLC (“Christie’s”), a privately held, French-owned, auction house, are the two largest art auction houses in the world. To a much lesser extent, Sotheby’s also faces competition from smaller auction houses such as Phillips de Pury & Company and regional auction houses such as Bonhams.

Sotheby’s auctions a wide variety of property, including fine art, antiques and decorative art, jewelry and collectibles. The objects auctioned by Sotheby’s are unique, and their value can only be estimated. Sotheby’s principal role as an auctioneer is to identify, evaluate and appraise works of art through its international staff of specialists; to stimulate purchaser interest through professional marketing techniques; and to match sellers and buyers through the auction process.

In its role as auctioneer, Sotheby’s principally functions as an agent accepting property on consignment from its selling clients. Sotheby’s bills the buyer for property purchased, receives payment from the buyer and remits to the consignor the consignor’s portion of the buyer’s payment after deducting Sotheby’s commissions, expenses and applicable taxes and royalties. Sotheby’s auction commissions include those earned from the buyer (“buyer’s premium”) and those earned from the consignor (“seller’s commission”), both of which are calculated as a percentage of the hammer price of property sold at auction. In 2008, 2007 and 2006, auction commission revenues accounted for 91%, 83% and 83%, respectively, of Sotheby’s consolidated revenues.

Amounts billed to buyers are recorded as accounts receivable in Sotheby’s Consolidated Balance Sheets. Under Sotheby’s standard payment terms, payments to purchasers are due within 30 days from the sale date and consignor payments are made 35 days from the sale date. However, at times, Sotheby’s provides extended payment terms to certain buyers in order to support and market a sale. At such times, Sotheby’s attempts to match the timing of receipt from the buyer with payment to the consignor, but is not always successful in doing so. The amount and length of extended payment terms provided to buyers varies from selling season to selling season.

Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for items that have not been paid for by purchasers. If a purchaser defaults on payment, Sotheby’s has the right to cancel the sale and return the property to the owner, re-offer the property at a future auction or negotiate a private sale. In certain situations, under negotiated arrangements or when the buyer takes possession of property before payment is made, Sotheby’s is liable to the consignor for the net sale proceeds whether or not the buyer makes payment.

From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by Sotheby’s exceed the amount of any losses previously recognized on the auction guarantee. Additionally, Sotheby’s is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, Sotheby’s reduces its financial exposure under auction guarantees through risk and reward sharing arrangements with third parties. Sotheby’s counterparties to these sharing arrangements are typically international art dealers or prominent art collectors. Sotheby’s could be exposed to losses in the event of nonperformance by these counterparties. In response to the downturn in the international art market that began in

September 2008, as well as the current uncertain and challenging economic environment, Sotheby’s substantially reduced its use of auction guarantees for sales occurring in January and February 2009, when compared to the comparable sales occurring in 2008 and 2007. Sotheby’s expects to continue to significantly limit its use of auction guarantees for the foreseeable future. (See statement on Forward Looking Statements and “Off-Balance Sheet Arrangements” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on auction guarantees.)

In addition to auctioning, the Auction segment is engaged in a number of related activities, including the brokering of private purchases and sales of fine art, jewelry and collectibles.

Seasonality

The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby’s auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected lower Net Auction Sales (the hammer (sale) price of property sold at auction) when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses. (See “Seasonality” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note U of Notes to Consolidated Financial Statements.)

The Auction Market and Competition

Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby’s primary auction competitor is Christie’s. To a much lesser extent, Sotheby’s also faces competition from smaller auction houses such as Phillips de Pury & Company, regional auction houses such as Bonhams and a variety of art dealers across all collecting categories.

The owner of a work of art wishing to sell it has four principal options: (1) sale or consignment to, or private sale by, an art dealer; (2) consignment to, or private sale by, an auction house; (3) private sale to a collector or museum without the use of an intermediary; or (4) for certain categories of property (in particular, collectibles) consignment to, or private sale through, an internet-based service. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust. A complex array of factors may influence the seller’s decision. These factors, which are not ranked in any particular order, include:

•	The level and breadth of expertise of the art dealer or auction house with respect to the property;

•	The extent of the prior relationship, if any, between the art dealer or auction house and its staff and the seller;

•	The reputation and historic level of achievement by the art dealer or auction house in attaining high sale prices in the property’s specialized category;

•	The desire for privacy on the part of clients;

•

The amount of cash offered by an art dealer, auction house or other purchaser to purchase the property outright, which is greatly influenced by the amount and cost of capital resources available to such parties;

•	The level of auction guarantees or the terms of other financial options offered by auction houses;

•	The level of pre-sale estimates offered by auction houses;

•	The desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and estate executors);

•	The amount of commission charged by art dealers or auction houses to sell a work on consignment;

•	The cost, style and extent of pre-sale marketing and promotion to be undertaken by an art dealer or auction house;

•	Recommendations by third parties consulted by the seller;

•	The desire of clients to conduct business with a publicly traded company; and

•	The availability and extent of related services, such as tax or insurance appraisals and short-term financing.

It is not possible to measure with any particular accuracy the entire international art market or to reach any conclusions regarding overall competition because art dealers and auction firms frequently do not publicly report annual totals for auction sales, revenues or profits, and the amounts reported may not be verifiable.

Auction Regulation

Regulation of the auction business varies from jurisdiction to jurisdiction. In many jurisdictions, Sotheby’s is subject to laws and regulations that are not directed solely toward the auction business, including, but not limited to, import and export regulations, antitrust laws, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws and value added sales taxes. In addition, Sotheby’s is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to the worldwide business of Sotheby’s but do affect the market generally, and a material adverse change in such regulations could affect the business. In addition, the failure to comply with such local laws and regulations could subject Sotheby’s to civil and/or criminal penalties in such jurisdictions. Sotheby’s has a Compliance Department which, amongst other activities, develops and updates compliance policies and audits, monitors, and provides training to Sotheby’s employees on compliance with many of these laws and regulations.

Finance Segment

Description of Business

Sotheby’s Finance segment provides certain collectors and art dealers with financing, generally secured by works of art that Sotheby’s either has in its possession or permits borrowers to possess. The Finance segment’s loans are predominantly variable interest rate loans. Clients who borrow from Sotheby’s through its Finance segment are often unable to borrow on conventional terms from traditional lenders and are typically not highly interest rate sensitive.

The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or art dealers secured by property not presently intended for sale (a “term loan”). A consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow Sotheby’s to establish or enhance mutually beneficial relationships with art dealers and collectors and sometimes result in auction consignments. Secured loans are made with full recourse against the borrower. To the extent that Sotheby’s is looking wholly or partially to collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed by the application of such laws.

The target loan to value ratio (principal loan amount divided by the low auction estimate of the collateral) for Finance segment secured loans is 50% or lower. However, certain Finance segment loans are initially made at loan to value ratios higher than 50%. In addition, as a result of Sotheby’s normal periodic revaluation of loan collateral, the loan-to-value ratio of certain loans may increase above the 50% target loan-to-value ratio due to decreases in the low auction estimates of the collateral. As of December 31, 2008, Finance segment loans with loan to value ratios above 50% totaled $93.5 million and represented 53% of net notes receivable and consignor advances. The property related to such loans has a low auction estimate of approximately $141.5 million.

Under certain circumstances, the Finance segment also finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby’s and the art dealer. Interest income related to such unsecured loans is reflected in the results of the Finance segment, while Sotheby’s share of any profit or loss is reflected in the results of the Dealer segment.

Sotheby’s Finance segment activities, which are conducted through its wholly-owned subsidiaries, are generally funded through operating cash flows supplemented by credit facility borrowings. (See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

(See Notes B and D of Notes to Consolidated Financial Statements.)

The Finance Market and Competition

A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of loans offered by Sotheby’s Finance segment. Additionally, many traditional lenders offer borrowers a variety of integrated financial services such as wealth management services, which are not offered by Sotheby’s. Few lenders, however, are willing to accept works of art as sole collateral as they do not possess the ability to both appraise and sell works of art within a vertically integrated organization. Management believes that through a combination of its art expertise and skills in international law and finance, Sotheby’s has the ability to tailor attractive financing packages for clients who wish to obtain liquidity from their art assets.

Dealer Segment

Description of Business

The Dealer segment’s activities include:

•

The activities of Noortman Master Paintings (“NMP”), an art dealer specializing in Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings, that was acquired in June 2006. NMP is based in Maastricht, The Netherlands. As an art dealer, NMP sells works of art directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art.

•	The investment in and resale of art and other collectibles directly by Sotheby’s.

•

The investment in art through unsecured loans made by Sotheby’s to unaffiliated art dealers. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby’s and the unaffiliated art dealer.

•	The activities of certain equity investees, including Acquavella Modern Art (or “AMA”). (See Note E of Notes to Consolidated Financial Statements.)

Robert C. Noortman, who was the Managing Director of NMP and sole shareholder of Arcimboldo S.A., died unexpectedly on January 14, 2007. NMP is continuing under the leadership of Mr. Noortman’s son, William Noortman. (See “Impairment Loss and Insurance Recovery” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

The Dealer Market and Competition

The Dealer segment operates in the same market as the Auction segment and is impacted to varying degrees by many of the same competitive factors (as discussed above under “The Auction Market and Competition”). The most prominent competitive factors impacting the Dealer segment, which are not ranked in any particular order, include: (i) relationships and personal interaction between the buyer or seller and the art dealer; (ii) the level of specialized expertise of the art dealer; and (iii) the ability of the art dealer to finance purchases of art.

Licensing

On February 17, 2004, Sotheby’s consummated the sale of Sotheby’s International Realty (“SIR”) to a subsidiary of Realogy Corporation (“Realogy”), formerly Cendant Corporation. In conjunction with the sale, Sotheby’s entered into an agreement with Realogy to license the SIR trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “Realogy License Agreement”). Initially, the Realogy License Agreement was applicable to the U.S., Canada, Israel, Mexico and certain Caribbean countries.

Also in conjunction with the sale, Realogy received options to acquire most of the other non-U.S. offices of Sotheby’s real estate brokerage business and to expand the Realogy License Agreement to cover the related trademarks in other countries outside the U.S., excluding Australia and New Zealand (the “International Options”). The International Options were exercised by Realogy and the Realogy License Agreement was amended to cover New Zealand during 2004.

The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2008, 2007 and 2006, Sotheby’s earned $2.8 million, $2.8 million and $2.6 million, respectively, in license fee revenue related to the Realogy License Agreement.

Sotheby’s also licenses its name for use in connection with art education services in the U.S. and the U.K. Sotheby’s continues to consider additional opportunities to license the Sotheby’s brand in businesses where appropriate.

Strategic Initiatives

Increased Focus on Sotheby’s Most Valuable Relationships

Management’s focus on the high-end of the art market has been an important contributor to Sotheby’s success. Accordingly, management is dedicating more of its time, energy and organization to broadening and extending the breadth and depth of relationships with major clients. These efforts are part of a multi-year strategy to invest in those areas which Sotheby’s major clients value most.

Over the past several years, Sotheby’s has made substantial investments in information technology designed to improve client service. A new portfolio of enterprise systems anchored by SAP has been deployed across the organization, which has enhanced the quality of information and the processing of sales and inventory tracking, as well as data management. In addition, Sotheby’s has launched a new web-based client portal, “mySothebys,” which provides clients with real-time access to their account data and balances, as well as information on current and historical transactions, auction tracking services and enhanced media content. Client relationships are a key driver of Sotheby’s success, and its clients expect a consistently high level of service. Management believes these initiatives will have a meaningful impact on the future of the business.

Realign Operations to Enhance Profitability

In line with Sotheby’s strategy to focus on major clients, management has initiated significant changes to its business portfolio to enhance the long-term value of the franchise. This has resulted in the discontinuation of auctions at Olympia, Sotheby’s former secondary salesroom in London, which had traditionally processed sales at a substantially lower price point than Sotheby’s other salesrooms. Similar efforts are well underway to reduce low-end sales categories in New York, Amsterdam and Milan, such as increasing Sotheby’s minimum lot thresholds to $5,000, €4,000 and £3,000, depending on the location. As a result of these actions, management expects to continue to reduce the quantity of lots offered for sale at auction. Additionally, Sotheby’s has invested in new staff in order to strengthen client relationships and grow revenues. However, there could be an unfavorable impact on short-term operating results as a result of these investments. (See “Restructuring Plan and

Related Charges” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statement on Forward Looking Statements.)

Increase Exposure to Emerging Markets

Sotheby’s is making significant efforts to grow its presence in emerging markets such as Russia, China and the Middle East. Sotheby’s has opened offices in Beijing and Moscow and is establishing a greater presence in the Middle East and will be conducting its first ever sales in Qatar in 2009.

Capitalize on Brand Extension Opportunities

As discussed above, Sotheby’s has licensed the SIR trademark and certain related trademarks in connection with the sale of its real estate business to Realogy in 2004. Management intends to continue to further leverage the Sotheby’s brand in other luxury retail categories.

Financial and Geographical Information about Segments

See Note C of Notes to Consolidated Financial Statements for financial and geographical information about Sotheby’s segments.

Employees

As of December 31, 2008, Sotheby’s had 1,638 employees with 642 located in North America; 569 in the U.K.; 301 in Continental Europe; and 126 in Asia. Sotheby’s regards its relations with its employees as good. The table below provides a breakdown of Sotheby’s employees by segment as of December 31, 2008 and 2007.

December 31	2008	2007
Auction .	1,452	1,390
Finance	10	9
Dealer	9	8
All Other	167	148

Total	1,638	1,555

Employees classified within “All Other” principally relate to Sotheby’s central corporate and information technology departments.

(See “Restructuring Plan and Related Charges” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Website Address

Sotheby’s makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, www.sothebys.com, to http://investor.shareholder.com/bid/sec.cfm, a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with or furnished to the SEC.

ITEM 1A: RISK FACTORS

Sotheby’s operating results and liquidity are significantly influenced by a number of risk factors, many of which are not within its control. These factors, which are not ranked in any particular order, include:

The overall strength of the various worldwide economies and financial markets

The art market in which Sotheby’s operates is influenced over time by the overall strength of the various worldwide economies and financial markets, although this correlation may not be immediately evident in the short-term. Sotheby’s business can be particularly influenced by the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia.

Interest rates

Fluctuations in interest rates influence the cost of funds for borrowings under Sotheby’s senior secured credit facility, which is used periodically to finance working capital needs and, in particular, the Finance segment’s client loan portfolio.

Government laws and regulations

Many of Sotheby’s activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws and value added sales taxes. In addition, Sotheby’s is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to the worldwide business of Sotheby’s, but do affect the market generally, and a material adverse change in such regulations could affect the business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby’s principal auction locations or could increase the cost of moving property to such locations.

Political conditions and world events

Global political conditions and world events may affect Sotheby’s business through their effect on the economies of various countries, as well as on the decision of buyers and sellers to purchase and sell art in the wake of economic uncertainty. Global political conditions may also influence the enactment of legislation that could adversely affect Sotheby’s business.

Foreign currency exchange rate movements

Sotheby’s has operations throughout the world, with approximately 68% of its revenues earned outside of the U.S. in 2008. Accordingly, fluctuations in exchange rates can have a significant impact on Sotheby’s results of operations.

Competition

Competition in the art market is intense, including competition both with other auctioneers and with art dealers.

The amount and quality of property being consigned to art auction houses

The amount and quality of property being consigned to art auction houses is influenced by a number of factors not within Sotheby’s control. Many major consignments, and specifically single-owner sale consignments, often become available as a result of the death or financial or marital difficulties of the owner, all of which are unpredictable. This, plus the ability of Sotheby’s to sell such property, can cause auction and related revenues to be highly variable from period to period.

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

Qualified personnel

Sotheby’s business is largely a service business in which the ability of its employees to develop and maintain relationships with potential sellers and buyers of works of art is essential to its success.

Moreover, Sotheby’s business is both complex and unique, making it important to retain key specialists and members of management. Accordingly, Sotheby’s business is highly dependent upon its success in attracting and retaining qualified personnel.

Reliance on a small number of clients

Sotheby’s relies on a small number of important clients who make a significant contribution to its business and profitability. Accordingly, Sotheby’s business and profitability is highly dependent upon its ability to develop and maintain relationships with this small group of important clients.

Demand for art-related financing

Sotheby’s Finance segment is dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections.

Strategic Initiatives and Restructuring Plan

Management is undertaking certain strategic initiatives, as well as a Restructuring Plan. Sotheby’s future operating results are dependent in part on the success of management in implementing these plans. Implementation of Sotheby’s strategic plans and its Restructuring Plan could unfavorably impact its short-term operating results. (See “Restructuring Plan and Related Charges” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statement on Forward Looking Statements.)

Value of artworks

The art market is not a highly liquid trading market, as a result of which, the valuation of artworks is inherently subjective and the realizable value of artworks often fluctuates over time. Accordingly, Sotheby’s is at risk both as to the value of art held as inventory and as to the value of artworks pledged as collateral for Finance segment loans.

Auction guarantees

As discussed above under “Value of Artworks,” the art market is not a highly liquid trading market and, as a result, the valuation of artworks is inherently subjective. Accordingly, Sotheby’s is at risk with respect to its ability to estimate the likely selling prices of works of art offered under auction guarantees. Accordingly, if management’s judgments about the likely selling prices of works of art which are subject to auction guarantees prove to be inaccurate, there could be an adverse impact on Sotheby’s results of operations, financial condition and liquidity.

U.K. Pension Plan

Future costs and obligations related to Sotheby’s defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets and actuarial assumptions, each of which is unpredictable.

Income taxes

Sotheby’s operates in many tax jurisdictions throughout the world. Variations in taxable income in the various jurisdictions in which Sotheby’s does business can have a significant impact on its effective tax rate.

Similarly, Sotheby’s clients reside in various tax jurisdictions throughout the world. To the extent that there are changes to tax laws in any of these jurisdictions, such changes could adversely impact the ability and/or willingness of Sotheby’s clients to purchase or sell works of art.

Insurance Coverage

Sotheby’s maintains insurance coverage for the works of art it owns and for works of art consigned to it by its clients, which are stored at Sotheby’s facilities around the world. An inability to adequately insure such works of art due to limited capacity of the global art insurance market in the future could have an adverse impact on Sotheby’s business.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Sotheby’s North American Auction, Dealer and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the “York Property”). The York Property contains approximately 439,000 square feet of building area and is home to the Company’s sole North American auction salesroom and its principal North American exhibition space.

On February 7, 2003, Sotheby’s sold the York Property to an affiliate of RFR Holding Corp. (or “RFR”) and entered into an agreement to lease it back from RFR for an initial 20-year term, with options for Sotheby’s to extend the lease for two additional 10-year terms. On January 11, 2008, Sotheby’s entered into a contract to reacquire the York Property from RFR for an aggregate purchase price of $370 million (the “Purchase and Sale Agreement”). Sotheby’s also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The sale of the York Property was originally scheduled to take place on July 1, 2009, subject to RFR’s right under the Purchase and Sale Agreement to accelerate the closing to an earlier date. On November 21, 2008, RFR exercised its right to accelerate the closing, which occurred on February 6, 2009. Appraisals of the York Property were performed in January 2009, which confirmed that the value of the York Property was approximately $390 million. (See “York Property” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Sotheby’s also leases office and exhibition space in several other major cities throughout the U.S.

Sotheby’s U.K. operations (primarily Auction) are principally centered at New Bond Street, London, where the main salesrooms, exhibition space and administrative offices of Sotheby’s U.K. are located. Sotheby’s has invested approximately $15 million over the last three years on the refurbishment of the New Bond Street premises to enhance existing exhibition and client entertainment facilities, as well as to partially compensate for the loss of space under a lease related to a small portion of the New Bond Street complex that expired in September 2008. Almost all of the New Bond Street complex is either owned or held under various freehold and long-term lease arrangements. Below is a table outlining the various ownership, freehold and lease arrangements related to Sotheby’s London premises (net book values are in thousands):

	Square Footage	Net Book Value of Land	Net Book Value of Building and Building Improvements	Net Book Value of Leasehold Improvements	Total Net Book Value of New Bond Street Premises
Owned Property	11,376	$5,252	$2,372	$—	$7,624
Freeholds*	85,614	—	—	23,205	23,205
Leases with a remaining term of greater than 20 years**	55,040	—	—	4,430	4,430
All Other Leases***	149,027	—	—	1,033	1,033

Total	301,057	$5,252	$2,372	$28,668	$36,292

*	Freeholds are occupancy arrangements in which there is no rent paid, and the arrangement has no termination date.

**

These leases do not have any escalation terms and provide for fixed monthly payments through the lease termination date. Includes a lease for 25,320 square feet of space, which is due to expire in 2034 and a lease for 29,720 square feet of space, which is due to expire in 2060.

***	In addition, Sotheby’s leases additional office and warehouse space elsewhere in London.

Sotheby’s also leases space primarily for Auction operations in various locations throughout Continental Europe, including salesrooms in Amsterdam, The Netherlands; Geneva and Zurich, Switzerland; Milan, Italy; and Paris, France; in Asia, in Hong Kong; and in Australia. Additionally, Sotheby’s owns land and a building in Maastricht, The Netherlands, which houses Noortman Master Paintings, an art dealer acquired by the Company in June 2006.

In management’s opinion, Sotheby’s worldwide premises are adequate for the current conduct of its business. However, management continually analyzes its worldwide premises for both its current and future business needs as part of its ongoing efforts to manage infrastructure and other overhead costs. Where appropriate, management will continue to make any necessary changes to address Sotheby’s premises requirements. (See “Restructuring Plan and Related Charges” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

ITEM 3: LEGAL PROCEEDINGS

Sotheby’s is involved from time to time in claims, proceedings and litigation, including the matters described below.

Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. The action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. Sotheby’s filed a motion in the New York action to enjoin the California action as duplicative of claims that have been or could be asserted in the New York action. In January 2009, the judge in the New York action granted that motion. Sotheby’s also filed a motion in the California action seeking dismissal of that action on grounds similar to those asserted in its motion in the New York action. In January 2009, the judge in the California action granted that motion. Mr. Minor’s time to appeal those decisions has expired. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and in the California action and that they will not have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows. These actions are being vigorously defended.

Italian Matter—In October 2008, the Italian Antitrust Authority commenced an investigation of Italian auction houses and an Italian auction house trade association seeking evidence of practices that reduce competition, particularly in respect of the sale of modest value works of art. Sotheby’s subsidiary, Sotheby’s Italia S.r.l., has been contacted by the Italian Antitrust Authority and is cooperating fully with the investigation. While it is not possible to predict the outcome of this investigation, management does not believe that it will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.

Sotheby’s becomes involved in other various claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.

(See statement on Forward Looking Statements.)

ITEM 4: SUBMISSION TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Sotheby’s shareholders during the fourth quarter of 2008.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The principal U.S. market for Sotheby’s common stock is the NYSE (symbol: BID). The number of holders of record of Sotheby’s common stock as of February 18, 2009 was 1,639. The quarterly price ranges on the NYSE of Sotheby’s common stock for 2008 and 2007 were as follows:

Quarter Ended	2008
	High	Low
March 31	$39.67	$25.30
June 30	$30.18	$23.75
September 30	$28.98	$18.63
December 31	$20.18	$7.24

Quarter Ended	2007
	High	Low
March 31	$44.92	$30.22
June 30	$53.25	$43.93
September 30	$53.99	$35.52
December 31	$61.40	$30.80

Sotheby’s senior secured credit agreement contains a financial covenant limiting dividend payments. Dividend payments made after June 30, 2007 are limited to 50% of Sotheby’s net income arising after July 1, 2007 computed on a cumulative basis. (See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on Sotheby’s senior secured credit agreement.)

The following table summarizes dividends declared and paid per share of common stock for the periods indicated (in thousands, except per share amounts):

Quarter Ended	2008
	Per Share	Amount
March 31	$0.15	$10,167
June 30	$0.15	$10,165
September 30	$0.15	$10,145
December 31	$0.15	$10,174

Quarter Ended	2007
	Per Share	Amount

March 31	$0.10	$6,631
June 30	$0.10	$6,655
September 30	$0.15	$9,997
December 31	$0.15	$10,043

On February 26, 2009, Sotheby’s Board of Directors declared a quarterly dividend of $0.15 per share (approximately $10.2 million), to be paid on March 16, 2009 to shareholders of record as of March 9, 2009.

Sotheby’s ability to pay quarterly dividends is assessed by management on a regular basis in reference to prevailing economic, financial, market and other conditions.

Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to shares of Sotheby’s common stock that may be issued under its existing equity compensation plans, including the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”), the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”) and the Sotheby’s Amended and Restated Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	3,472	$16.74	3,243
Equity compensation plans not approved by shareholders	—	—	—

Total	3,472	$16.74	3,243

(1)	See Note M of Notes to Consolidated Financial Statements for a description of the material features of Sotheby’s equity compensation plans.

(2)	Includes 2,537,303 shares of common stock awarded under the Restricted Stock Unit Plan on which the restrictions have not yet lapsed.

(3)	The weighted-average exercise price does not take into account 2,537,303 shares of common stock awarded under the Restricted Stock Unit Plan, which have no exercise price.

(4)

Includes 2,658,451 shares of common stock available for future issuance under the Restricted Stock Unit Plan, 525,000 shares available for issuance under the 1997 Stock Option Plan and 59,000 shares available for issuance under the Directors Stock Plan.

Performance Graph

The following graph compares Sotheby’s cumulative total shareholder return on its common stock for the five-year period from December 31, 2003 to December 31, 2008 with the cumulative return of the Standard & Poor’s MidCap 400 Stock Index (“S&P MidCap 400”) and Sotheby’s Peer Group (“the Peer Group”). The Peer Group consists of Nordstrom, Inc., Saks Holdings, Inc., Tiffany & Co. and Movado, Inc. Management believes the members of this Peer Group to be purveyors of luxury goods appealing to a segment of the population consistent with Sotheby’s own clientele as no other auction house of comparable market share or capitalization is publicly traded.

The graph reflects an investment of $100 in Sotheby’s common stock, the S&P MidCap 400, which includes Sotheby’s, and Sotheby’s Peer Group, respectively, on December 31, 2003, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

Comparison of Five-Year Cumulative Total Return Among
Sotheby’s, the Peer Group Index and the S&P MidCap 400
as of December 31, 2008

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Sotheby’s	$100.00	$132.94	$134.41	$228.58	$284.01	$68.06
Peer Group	$100.00	$109.80	$113.83	$153.50	$148.65	$51.92
S&P MidCap 400	$100.00	$116.24	$130.62	$144.10	$155.59	$99.13

ITEM 6: SELECTED FINANCIAL DATA

The following table provides selected financial data for Sotheby’s (in thousands of dollars, except per share data).

Year ended December 31	2008	2007	2006	2005		2004
Net Auction Sales (1)	$4,189,735	$4,625,914	$3,234,526	$2,361,830		$2,334,937
Income statement data:
Auction and related revenues	$616,625	$833,128	$631,344	$496,899		$439,526
Finance revenues	14,183	17,025	15,864	8,302		5,907
Dealer revenues	55,596	62,766	12,776	5,131		3,604
License fee revenues	3,438	2,960	2,922	1,404		45,745
Other revenues	1,717	1,843	1,903	2,117		2,274

Total revenues	$691,559	$917,722	$664,809	$513,853		$497,056

Net interest expense	$(28,349)	$(14,166)	$(27,148)	$(27,738)		$(30,267)
Income from continuing operations	$28,269	$213,139	$107,359	$63,217		$62,397

Net income	$28,269	$213,139	$107,049	$61,602		$86,679

Basic earnings per share from continuing operations	$0.44	$3.34	$1.78	$1.04		$1.01

Basic earnings per share	$0.44	$3.34	$1.77	$1.01		$1.40

Diluted earnings per share from continuing operations	$0.43	$3.25	$1.73	$1.02		$1.00

Diluted earnings per share	$0.43	$3.25	$1.72	$1.00		$1.38

Cash dividends declared per share	$0.60	$0.50	$0.20	$—		$—

Balance sheet data:
Working capital	$663,117	$490,740	$258,636	$141,711		$212,318
Total assets	$1,679,331	$2,020,104	$1,477,165	$1,060,752		$1,224,812
Credit facility borrowings	$—	$—	$—	$34,542		$—
Long-term debt (net)	$329,267	$99,888	$99,791	$99,701		$99,617
York Property capital lease obligation	$167,190	$168,986	$170,605	$172,044		$172,169
Shareholders’ equity	$553,662	$604,017	$301,687	$126,276	(2)	$235,385

(1)	Represents the hammer (sale) price of property sold at auction.

(2)	The significant decrease in shareholders’ equity between 2004 and 2005 is principally due to the impact of a recapitalization transaction.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby’s auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected lower Net Auction Sales when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses. (See Note U of Notes to Consolidated Financial Statements for information on Sotheby’s quarterly results for the years ended December 31, 2008 and 2007.)

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP (as defined below under “Use of Non-GAAP Financial Measures”) requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from management’s original estimates as future events and circumstances sometimes do not develop as expected. Note B of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. In addition, management believes that the following are the most critical accounting estimates, which are not ranked in any particular order, which may affect Sotheby’s financial condition and/or results of operations.

(1)

Value of artworks—The art market is not a highly liquid trading market. As a result, the valuation of artworks is inherently subjective and the realizable value of artworks often varies over time. Accordingly, Sotheby’s is at risk as to the value of art held as inventory by its Auction and Dealer segments, the value of its investment in AMA, and the value of artworks pledged as collateral for Finance segment loans. Additionally, Sotheby’s is at risk with respect to its ability to estimate the likely selling prices of works of art offered under auction guarantees.

If management determines that the estimated realizable value of specific artworks held in inventory is less than the carrying value, Sotheby’s records a loss in the Auction or Dealer segment, as appropriate, to reduce the carrying value of the specific artwork to the lower of its cost or management’s estimate of realizable value.

As of December 31, 2008 and 2007, Sotheby’s Consolidated Balance Sheets included inventory with a carrying value of $186.6 million (approximately 11% of total assets) and $206 million (approximately 10% of total assets), respectively. In determining the estimated realizable value of artworks, management relies upon the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing artworks:

•	Whether the work is expected to be offered at auction or sold privately.

•	The current and expected future demand for works of art, taking into account changing trends in the art market as to which collecting categories and artists are most sought after.

•	Recent sale prices achieved in the art market for comparable works within a particular collecting category and/or by a particular artist.

To the extent that Sotheby’s is looking wholly or partially to the artworks pledged as collateral for the repayment of Finance segment loans, repayment can be adversely impacted by a decline in the estimated realizable value of the collateral. Management reevaluates the value of the collateral for specific loans when it becomes aware of a situation where the estimated realizable value of the collateral may be less than the loan balance. In the event that the estimated realizable value of the artworks pledged as collateral declines and becomes less than the corresponding loan balance, Sotheby’s would be required to assess whether it is necessary to record a loss in the Finance segment to reduce the carrying value of a specific loan, after taking into account the ability of the borrower to repay Sotheby’s for any shortfall in the value of the collateral when compared to the amount of the loan.

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

(See Notes B, D, E and P of Notes to Consolidated Financial Statements.)

(2)

Pension Obligations—The pension obligations related to Sotheby’s U.K. defined benefit pension plan (the “U.K. Pension Plan”) are developed from an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected long-term return on plan assets, future compensation increases, mortality assumptions and other factors, which are updated on at least an annual basis. In determining these assumptions and estimates, management considers current market conditions, market indices and other relevant data.

The discount rate assumption represents the approximate weighted average rate at which Sotheby’s pension obligations could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate used to calculate the $4 million net pension benefit related to the U.K. Pension Plan in 2008 was 6.3%. A hypothetical increase or decrease of 0.1% in this assumption (i.e., from 6.3% to 6.4% or from 6.3% to 6.2%) would result in a decrease or increase in net annual pension cost of approximately $0.1 million. As of the date of the most recent plan actuarial valuation (December 31, 2008), the discount rate used to calculate the $192.2 million benefit obligation related to the U.K. Pension Plan was 6.0%. A hypothetical increase or decrease of 0.1% in this assumption (i.e., from 6.0% to 6.1% or from 6.0% to 5.9%) would result in a decrease or increase in the benefit obligation of approximately $3.7 million.

The assumption for the expected long-term return on plan assets is based on expected future appreciation, as well as dividend and interest yields available in equity and bond markets as of the measurement date and weighted according to the composition of invested plan assets. The expected long- term return on plan assets used to calculate the $4 million net pension benefit related to the U.K. Pension Plan in 2008 was 8.3%. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 8.3% to 8.55% or from 8.3% to 8.05%) would result in a decrease or increase in net annual pension cost of approximately $0.6 million.

The assumption for future average annual compensation increases is established after considering historical salary data for the Company’s U.K. employees and current economic data for inflation, as well as management’s expectations for future salary growth. The assumption for future average annual compensation increases used to calculate the $4 million net annual pension benefit related to the U.K. Pension Plan in 2008 was 5.3%. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 5.3% to 5.55% or from 5.3% to 5.05%) would result in an increase or decrease in net annual pension cost of approximately $0.2 million. As of the date of the most recent plan actuarial valuation (December 31, 2008), the assumption for future annual compensation increases used to calculate the $192.2 million benefit obligation related to the U.K. Pension Plan was 4.8%. A hypothetical increase or decrease of 0.25% in this assumption (i.e., from 4.8% to 5.05% or from 4.8% to 4.55%) would result in an increase or decrease in the benefit obligation of approximately $1.2 million.

The mortality assumptions used in the actuarial valuation represent the approximate life expectancies for plan members based upon standardized data tables used by actuaries in the U.K. that include allowances for longer future life expectancies. A hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in net pension cost of approximately $0.1 million. Additionally, a hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in the benefit obligation of approximately $1.6 million.

As of the December 31, 2008 and September 30, 2007 actuarial valuations for the U.K. Pension Plan, pre-tax net actuarial losses totaled $18.3 million ($13.2 million, after tax) and $14.2 million ($10.2 million, after tax), respectively. These losses accumulated over several years as a result of differences in actual experience compared to projected experience. Between September 30, 2007 and December 31, 2008, significant asset losses due to a decline in global equity markets were largely offset by reductions in plan liabilities. These reductions resulted from an increase in the bond yields used to determine the discount rate and a reduction in the allowance for future discretionary pension increases to retirees. The net actuarial losses, which are reflected in the Consolidated Balance Sheets on an after-tax basis within accumulated other comprehensive income (loss), are being systematically recognized as an increase in future net annual pension cost in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Such pre-tax losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over a period of approximately 14.4 years, which represents the average remaining service period of active employees expected to receive benefits under the plan.

(See Note N of Notes to Consolidated Financial Statements for additional information related to the U.K. Pension Plan, as well as Sotheby’s other material pension arrangements. Additionally, see “Employee Benefit Costs” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the years ended December 31, 2008 and 2007.)

(3)

Income Taxes—The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which Sotheby’s operates. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and the tax balances recorded by Sotheby’s.

At December 31, 2008, Sotheby’s had net deferred tax assets of $93.4 million primarily resulting from deductible temporary differences, which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $1.3 million to reduce Sotheby’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. If Sotheby’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required, which would have an adverse impact on Sotheby’s results. Conversely, should management determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on Sotheby’s results in the period such determination was made.

Additionally, liabilities are recorded to address potential exposures involving uncertain tax positions that Sotheby’s has taken or expects to take on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. Inherent in Sotheby’s liabilities for uncertain tax positions are assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The cost of the ultimate resolution of these matters may be greater or less than the liability that Sotheby’s has recorded in its Consolidated Balance Sheets.

(See discussion of “Income Tax Expense” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the years ended December 31, 2008 and 2007, as well as Notes J and K of Notes to Consolidated Financial Statements.)

(4)

Goodwill and Intangible Assets—Goodwill is not amortized, but is tested annually for impairment at the reporting unit level as of October 31 and between annual tests if indicators of impairment exist. These indicators could include a significant change in the outlook for the business, legal factors, lower than expected operating results, increased competition, or the sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets and liabilities to reporting units, the assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This methodology requires significant judgments including the estimation by management of future cash flows, which is dependent on internal forecasts. Changes in the estimates and assumptions used by management could materially affect the determination of fair value and/or impairment.

Intangible assets are amortized over their estimated useful lives unless such lives are deemed indefinite. If indicators of potential impairment exist, intangible assets with defined useful lives are tested for impairment based on management’s estimates of undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment as of October 31 and written down to fair value as required. Changes in the estimates and assumptions used by management could materially affect the determination of fair value and/or impairment.

(See “Impairment Loss and Insurance Recovery” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the years ended December 31, 2008 and 2007 and Notes G and H of Notes to Consolidated Financial Statements.)

Use of Non-GAAP Financial Measures

GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis.

EBITDA, as presented in MD&A under “Key Performance Indicators,” is a supplemental measure of Sotheby’s performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measure of Sotheby’s financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of Sotheby’s liquidity.

Sotheby’s defines EBITDA as net income, excluding income tax expense (benefit), net interest expense and depreciation and amortization expense. Sotheby’s cautions users of its financial statements that amounts presented in accordance with its definition of EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate EBITDA in the same manner. Management believes that EBITDA provides an important supplemental measure of Sotheby’s performance and believes that it is a measure frequently used by securities analysts, investors and other interested parties in the evaluation of Sotheby’s. Management also utilizes EBITDA in analyzing Sotheby’s performance. A reconciliation of EBITDA to net income in accordance with GAAP is presented in the “Overview” sections below discussing Sotheby’s results of operations for the years ended December 31, 2008, 2007 and 2006.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note C (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

For the year ended December 31, 2008, net income decreased $184.9 million, or 87%, when compared to the prior year. The decrease in net income is primarily the result of lower Net Auction Sales, significant auction guarantee losses and inventory writedowns, all attributable to a downturn in the international art market that began in September 2008, which resulted from a weakening global economy, as well as turbulence in the global financial and credit markets. Also contributing to Sotheby’s decreased profitability in 2008 is a lower level of private sale commissions, higher net interest expense and a higher effective tax rate, partially offset by lower salaries and related costs.

A more detailed discussion of each of the significant factors impacting Sotheby’s results for the year ended December 31, 2008 and the comparison to the prior year is provided below.

Outlook

The international art market is currently in a decline from the peak levels experienced in recent years. In particular, the market for Impressionist and Contemporary Art, which had experienced substantial growth from 2004 to 2007, has been significantly impacted by this downturn and is not expected to approach recent peaks in the near term. However, management is taking measures to improve the profitability of Sotheby’s auction sales in 2009, including significantly reducing the use of auction guarantees and special concessions to consignors. Sotheby’s also continues to develop its presence in emerging markets such as Turkey and Qatar, and will be conducting its first ever sales in Qatar in 2009.

Due to the downturn in the international art market that began in September 2008, as well as the current uncertain and challenging economic environment, in the fourth quarter of 2008 management began a strategic review of its operations with the goal of materially recalibrating Sotheby’s cost base through a restructuring plan impacting its operations globally (the “Restructuring Plan”).

On December 1, 2008, the Executive Committee of Sotheby’s Board of Directors (the “Executive Committee”) approved the first phase of the Restructuring Plan that is resulting in headcount reductions impacting Sotheby’s Auction segment in North America, as well as certain corporate departments. This decision resulted in employee-related restructuring charges for severance and related benefits of $4.3 million in the fourth quarter of 2008.

On February 26, 2009, Sotheby’s Board of Directors approved the second phase of the Restructuring Plan impacting Sotheby’s Auction segment in the U.K. and Continental Europe. This phase of the Restructuring Plan will result in headcount reductions and, subject to the completion of the required legal processes, a reduction in Sotheby’s selling activities in Amsterdam and the vacating of certain premises in connection with a reorganization of Sotheby’s European sourcing network. This decision will result in employee-related restructuring charges of approximately $6 million in the first quarter of 2009, as well as approximately $3 million of lease exit and facilities-related costs that will be recognized in 2009.

Following the full implementation of the Restructuring Plan in the first quarter of 2010, management expects to achieve annual cost savings of approximately $17 million in salaries and related costs, resulting from a 15% reduction in global headcount, and approximately $4 million in savings for facilities-related costs. Of these expected annual cost savings, approximately $15 million is expected to be realized in 2009, with approximately $13 million related to salaries and related costs and $2 million related to facilities-related costs. The overall cost savings expected to be achieved as a result of the Restructuring Plan is expected to be partially offset by a decrease in gross profit (i.e., auction commission revenues less direct costs of sales) of approximately $4 million as a result of the reduction in Sotheby’s selling activities in Amsterdam.

In addition to the Restructuring Plan noted above, management is implementing a number of other cost savings initiatives impacting all areas of expense. As a result of these cost savings initiatives, management has targeted savings of approximately $100 million in 2009 versus 2008, to be achieved in direct costs of services, marketing expenses, salaries and related costs and general and administrative expenses. A portion of the expected savings is the result of favorable changes in foreign exchange rates versus 2008 and a lower expected volume of Net Sales. This $100 million savings target includes the expected 2009 savings noted above as a result of the Restructuring Plan. (See statement on Forward Looking Statements.)

Results of Operations For the Years Ended December 31, 2008 and 2007

Sotheby’s results from continuing operations for the years ended December 31, 2008 and 2007 are summarized below (in thousands of dollars):

Year Ended December 31	2008	2007	Favorable/(Unfavorable)
			$ Change	% Change
Revenues:
Auction and related revenues	$616,625	$833,128	$(216,503)	(26.0%)
Finance revenues	14,183	17,025	(2,842)	(16.7%)
Dealer revenues	55,596	62,766	(7,170)	(11.4%)
License fee revenues	3,438	2,960	478	(16.1%)
Other revenues	1,717	1,843	(126)	(6.8%)

Total revenues	691,559	917,722	(226,163)	(24.6%)
Expenses **	617,141	641,940	24,799	(3.9%)

Operating income	74,418	275,782	(201,364)	(73.0%)
Net interest expense	(28,349)	(14,166)	(14,183)	*
ÏExtinguishment of debt (net)	5,364	—	5,364	*
Insurance recovery	—	20,000	(20,000)	(100.0%)
Other (expense) income	(2,956)	1,403	(4,359)	*

Income from continuing operations before taxes	48,477	283,019	(234,542)	(82.9%)
Income tax expense	22,347	72,512	50,165	(69.2%)
Equity in earnings of investees, net of taxes	2,139	2,632	(493)	(18.7%)

Income from continuing operations	$28,269	$213,139	$(184,870)	(86.7%)

Key performance indicators:
Aggregate Auction Sales (a)	$4,905,504	$5,391,628	$(486,124)	(9.0%)
Net Auction Sales (b)	$4,189,735	$4,625,914	$(436,179)	(9.4%)
Private Sales (c)	$373,721	$729,988	$(356,267)	(48.8%)
Consolidated Sales (d)	$5,334,821	$6,184,382	$(849,561)	(13.7%)
Auction commission margin (e)	15.1%	16.5%	N/A	(8.5%)
Average loan portfolio (f)	$185,545	$171,286	$14,259	(8.3%)
EBITDA (g)	$105,560	$323,606	$(218,046)	(67.4%)

Legend:

*	Represents a change in excess of 100%.

**

Expenses for 2008 include a benefit of $18.4 million recognized as a result of the reversal of the remaining liability for discount certificates that were issued by Sotheby’s in 2003 in conjunction with the settlement of antitrust related civil litigation, an impairment loss of $13.2 million related to goodwill and intangible assets and $4.3 million in restructuring charges. Expenses for 2007 include an impairment loss of $15 million related to goodwill and intangible assets and a $4.8 million gain on the sale on land and buildings.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s.

(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the average loan portfolio of Sotheby’s Finance segment.

(g)	See “Use of Non-GAAP Financial Measures” above and related reconciliation below.

Reconciliation of Non-GAAP Financial Measures

The following is a reconciliation of net income to EBITDA for the years ended December 31, 2008 and 2007 (in thousands of dollars):

Year Ended December 31	2008	2007
Net income	$28,269	$213,139
Income tax expense related to continuing operations	22,347	72,512
Income tax expense related to earnings from equity investees	1,750	1,688
Net interest expense	28,349	14,166
Depreciation and amortization expense	24,845	22,101

EBITDA	$105,560	$323,606

Impact of Foreign Currency Translations

For the year ended December 31, 2008, foreign currency translations had a net unfavorable impact of approximately $6.6 million on Sotheby’s income from continuing operations before taxes. The components of this unfavorable impact are as follows (in thousands of dollars):

Year Ended December 31, 2008	Favorable/ (Unfavorable)
Total revenues	$(12,599)
Total expenses	6,367

Operating income	(6,232)
Net interest expense and other	(287)

Impact of foreign currency translations on income from continuing operations before taxes	$(6,519)

Revenues

For the years ended December 31, 2008 and 2007, revenues consisted of the following (in thousands of dollars):

Year Ended December 31	2008	2007	Favorable/(Unfavorable)
			$ Change	% Change
Auction and related revenues:
Auction commission revenues	$632,772	$761,181	$(128,409)	(16.9%)
Auction expense recoveries	15,245	18,269	(3,024)	(16.6%)
Private sale commissions	33,799	54,821	(21,022)	(38.3%)
Principal activities	(82,743)	(22,409)	(60,334)	*
Catalogue subscription revenues	6,955	8,452	(1,497)	(17.7%)
Other	10,597	12,814	(2,217)	(17.3%)

Total auction and related revenues	616,625	833,128	(216,503)	(26.0%)

Other revenues:
Finance revenues	14,183	17,025	(2,842)	(16.7%)
Dealer revenues	55,596	62,766	(7,170)	(11.4%)
License fee revenues	3,438	2,960	478	(16.1%)
Other	1,717	1,843	(126)	(6.8%)

Total other revenues	74,934	84,594	(9,660)	(11.4%)

Total revenues	$691,559	$917,722	$(226,163)	(24.6%)

Legend:

*	Represents a change in excess of 100%.

Auction and Related Revenues

For the year ended December 31, 2008, auction and related revenues decreased $216.5 million, or 26%, when compared to the prior year. This decrease is principally due to lower auction commission revenues, a higher level of principal activity losses and lower private sale commissions. Also impacting the comparison of auction and related revenues to the prior year are changes in foreign currency exchange rates, which contributed approximately $14.9 million to the decrease. A detailed discussion of the significant factors impacting the comparison of auction and related revenues versus the prior year is presented below.

Auction Commission Revenues—For the year ended December 31, 2008, auction commission revenues decreased $128.4 million, or 17%, when compared to the prior year. This decrease is principally due to a $436.2 million, or 9%, decrease in Net Auction Sales and a lower auction commission margin. Also impacting the comparison of auction commission revenues to the prior year are changes in foreign currency exchange rates, which contributed approximately $14.8 million to the decrease.

See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.

Net Auction Sales—For the year ended December 31, 2008, Net Auction Sales decreased $436.2 million, or 9%, when compared to the prior year. During 2008, Net Auction Sales were impacted by changes in foreign currency exchange rates, which contributed $76.2 million to the decrease. The remainder of the decrease in Net Auction Sales is largely due to the downturn in the international art market that began in September 2008, which resulted from a weakening global economy, as well as turbulence in the global financial and credit markets. More specifically, the decline in 2008 Net Auction Sales versus the prior year is due to the following factors:

•

A $52 million, or 2%, decrease in recurring Impressionist and Contemporary Art sales, mostly attributable to the performance of the November 2008 sales in New York, which decreased $303.7 million, or 46%, when compared to the sales conducted in November 2007.

•

An $84 million decrease in sales of Antiquities in New York as 2007 results for this collecting category included the record sales of a bronze figure of Artemis and the Stag for $25.5 million and The Guennol Lioness for $51 million. There were no comparably priced Antiquities works sold in 2008.

•

A $69 million, or 54%, decrease in Asian Art sales in New York, primarily attributable to a lower volume of property offered and sold in the current year, as well as lower average selling prices in 2008. The lower volume of property offered and sold in 2008 is due, in part, to $22.1 million of Net Auction Sales in the first quarter of 2007 attributable to property consigned by the Albright-Knox Art Gallery, for which there was no comparable consignment in the current period.

•

A $61 million, or 24%, decrease in Jewelry sales. 2007 results include the sale in Switzerland of the “Chloe Diamond” for $14.4 million, which is the second highest price ever for a diamond sold at auction. There was no comparably priced Jewelry consignment sold in 2008.

•

The cessation of auction sales conducted at Sotheby’s former Olympia salesroom in West London, which had traditionally processed property at a substantially lower price point than Sotheby’s other auction salesrooms. In 2007, approximately $66 million of Net Auction Sales were conducted at Olympia. In line with Sotheby’s strategic focus on major clients and the related shift in its business portfolio toward high-end consignments, no auctions were held at Olympia after the third quarter of 2007.

•

A $51 million, or 19%, decrease in sales of Old Master Paintings and Drawings. In 2007, the results from this collecting category included the sale of Rembrandt’s St. James the Greater for $23 million. There was no comparably priced work sold in this collecting category in 2008.

•	Significant decreases across most other regional collecting categories, most notably in sales of Decorative Arts and Furniture ($72 million, or 24%, decrease), British Paintings and Pictures

($40 million, or 28%, decrease) and Books and Manuscripts ($39 million, or 42%, decrease). These decreases are primarily the result of single-owner sales in 2007 that were not repeated in 2008.

The overall decrease in Net Auction Sales in 2008 was partially offset by the following factors:

•

$176 million of Net Auction Sales attributable to the unprecedented Beautiful Inside My Head Forever sale held in London in September 2008, which featured the sale of new Contemporary Art works by Damien Hirst. This sale was the first ever auction dedicated to the work of a single living artist.

•

$38.6 million of Net Auction Sales attributable to the (RED) charity auction held in New York in February 2008, the proceeds of which (including Sotheby’s auction commission revenues) were donated to the United Nations Foundation to support HIV/AIDS relief programs in Africa conducted by the Global Fund to Fight AIDS, Tuberculosis and Malaria. There was no equivalent charitable auction conducted in 2007.

Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. In certain situations, auction commission margins are adversely impacted by arrangements whereby auction commissions are shared with consignors or with Sotheby’s partners in auction guarantees. In such situations, in an effort to reduce its financial exposure under auction guarantees, Sotheby’s may: (a) share auction commissions with consignors in order to secure high value consignments without issuing auction guarantees and/or (b) enter into risk and reward sharing arrangements with unaffiliated partners whereby Sotheby’s reduces its financial exposure under an auction guarantee in exchange for sharing the auction commission. Additionally, Sotheby’s may also share auction commissions with a consignor as part of an auction guarantee, typically in exchange for a portion of the hammer (sale) price in excess of a negotiated amount.

Effective September 1, 2007, Sotheby’s increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium became 25% of the hammer price on the first $20,000, 20% of the hammer price above $20,000 up to and including $500,000 and 12% of any remaining amount over $500,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds were translated into an appropriate fixed local currency amount. This pricing structure was effective through May 31, 2008. For auction sales conducted during the first eight months of 2007, the buyer’s premium charged was generally 20% on the first $500,000 of the hammer (sale) price and 12% on any remaining amount over $500,000.

Partly as a result of the factors discussed below that reduced auction commission margins in 2008, Sotheby’s implemented a buyer’s premium rate increase that became effective on June 1, 2008. Generally, this pricing structure is 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million.

As detailed in the chart above under “Key Performance Indicators,” in 2008, Sotheby’s experienced a decrease of approximately 9% (from 16.5% to 15.1%) in auction commission margin when compared to the prior year. The decrease in auction commission margin when compared to the prior year is principally due to the following factors:

•	Competitive pressures and market conditions, which in certain cases have caused Sotheby’s to accept lower auction commission margins in order to win consignments.

•

An increase in risk reduction arrangements and strategies in an effort to reduce Sotheby’s exposure to auction guarantees in response to the uncertain economic environment over the last year. As discussed above, when management employs such risk reduction arrangements and strategies, Sotheby’s shares its auction commissions with consignors or with its partners in auction guarantees.

•	A change in sales mix, as a more significant portion of Net Auction Sales in 2008 was at the high-end of Sotheby’s business where auction commission margins are traditionally lower.

These unfavorable factors were partially offset by the impact of the increased buyer’s premium rate structures, as described above, that became effective in September 2007 and June 2008.

In response to the downturn in the international art market that began in September 2008, as well as the current uncertain and challenging economic environment, management is taking measures to improve auction commission margins in 2009, including significantly reducing the use of auction guarantees and special concessions. As a result, Sotheby’s has experienced a significant improvement in auction commission margin for 2009 auction sales to-date. (See statement on Forward Looking Statements.)

Principal Activities—Auction segment principal activities consist mainly of gains and losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is offered or sold at auction, (ii) any subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction and (iii) any subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction. To a much lesser extent, Auction segment principal activities include gains and losses related to the sale of other Auction segment inventory, as well as any writedowns to the carrying value of such inventory, which consists mainly of objects obtained incidental to the auction process primarily as a result of defaults by purchasers after the consignor has been paid.

As the market for high-end collecting categories grew considerably from 2005 through September 2008, competition between the Company and its principal competitor, Christie’s, greatly increased. As a result of this competitive landscape, the Company’s use of auction guarantees as a means of securing consignments increased significantly during this period and peaked in 2007. Accordingly, for the years ended December 31, 2008, 2007, 2006 and 2005, the total amount of auction guarantees issued by the Company, net of the impact of risk sharing arrangements with partners, was approximately $626 million, $902 million, $450 million and $131 million, respectively.

For the year ended December 31, 2008, principal activity losses increased $60.3 million to $82.7 million, when compared to the prior year. The higher level of principal activity losses in 2008 is largely attributable to the downturn in the international art market that began in September 2008, which resulted from a weakening global economy, as well as turbulence in the global financial and credit markets.

Included in the $82.7 million of principal activity losses in 2008 are $60.2 million of net losses related to property offered or sold under auction guarantees, of which $52.6 million relates to Sotheby’s autumn sales of Contemporary, Impressionist, and Asian Art in New York, London and Hong Kong. Also included in the $82.7 million of principal activity losses in 2008 are $17.4 million of subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction. A considerable portion of these writedowns relate to works that were obtained at the recent peak of the international art market in 2007 and the first half of 2008.

When evaluating the performance of the Company’s portfolio of auction guarantees, management takes into consideration the overall revenues earned on guarantees, which includes auction commission revenues, as well as any net guarantee gains or losses reflected in principal activities. Accordingly, the impact of the $60.2 million of net auction guarantee losses recognized in 2008 was partially offset by $43.8 million in auction commission revenues earned from property sold under auction guarantees during the period. Therefore, in 2008, Sotheby’s overall loss related to property offered or sold under auction guarantees was approximately $16.4 million, including the impact of auction commission revenues. By comparison, in 2007, Sotheby’s recognized net revenues related to property offered or sold under auction guarantees of approximately $57.8 million, consisting of $76.9 million in auction commission revenues partially offset by $19.9 million of net auction guarantee losses. (Auction commission revenues are reported in the table above within “Auction Commission Revenues” and are not a component of “Principal Activities.”)

In response to the downturn in the international art market that began in September 2008, as well as the current uncertain and challenging economic environment, Sotheby’s substantially reduced its use of auction guarantees for sales occurring in January and February 2009 and expects to continue to significantly limit the use of auction guarantees for the foreseeable future. (See statement on Forward Looking Statements.)

Private Sale Commissions—The level of private sale commissions earned by Sotheby’s can vary significantly from period to period. For the year ended December 31, 2008, private sale commissions decreased $21 million, or 38%, primarily due to a lower volume of high-end private sales in the current period. In particular, private sale commissions in the prior year include the landmark private sale of the Rostropovich-Vishnevskaya Collection of Russian Art in September 2007, for which there was no comparable individual private sale in 2008.

Finance Revenues

For the year ended December 31, 2008, Finance revenues decreased $2.8 million, or 17%, when compared to the prior year. This decrease is principally due to lower interest rates earned on the portfolio as a result of lower benchmark interest rates, partially offset by a higher average portfolio balance. (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from Sotheby’s Auction segment, which are eliminated in consolidation. See Note C of Notes to Consolidated Financial Statements.)

Dealer Segment Results

Dealer revenues consist of revenues earned from the sale of property held by Noortman Master Paintings and objects purchased by Sotheby’s for investment purposes, as well as Sotheby’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from Sotheby’s. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory. The table below summarizes revenues, cost of sales and (loss) profit for the Dealer segment for years ended December 31, 2008 and 2007:

Year Ended December 31	2008	2007	Favorable/(Unfavorable)
			$ Change	% Change
Dealer revenues	$55,596	$62,766	$(7,170)	(11.4%)
Dealer cost of sales	(61,978)	(49,161)	(12,817)	(26.1%)

Dealer (loss) profit	$(6,382)	$13,605	$(19,987)	*

Legend:

*	Represents a change in excess of 100%.

In 2008, Dealer segment performance declined significantly primarily due to $12.2 million of Dealer inventory writedowns recorded in 2008 and lower levels of profitability on sales of investment property.

Expenses

For the years ended December 31, 2008 and 2007, expenses consisted of the following (in thousands of dollars):

Year Ended December 31	2008	2007	Favorable/(Unfavorable)
			$ Change	% Change
Direct costs of services	$95,410	$80,400	$(15,010)	(18.7%)
Dealer cost of sales	61,978	49,161	(12,817)	(26.1%)
Marketing expenses	19,662	19,792	130	0.7%
Salaries and related costs	240,126	293,720	53,594	18.2%
General and administrative expenses	176,004	166,539	(9,465)	(5.7%)
Depreciation and amortization expense	24,845	22,101	(2,744)	(12.4%)
Impairment loss	13,189	14,979	1,790	12.0%
Restructuring charges	4,312	—	(4,312)	*
Antitust related matters	(18,385)	—	18,385	*
Gain on sale of land and buildings	—	(4,752)	(4,752)	100.0%

Total expenses	$617,141	$641,940	$24,799	3.9%

Legend:

*	Represents a change in excess of 100%.

Direct Costs of Services

Direct costs of services consists largely of sale specific marketing costs such as auction catalogue production and distribution expenses, sale advertising and promotion expenses and traveling exhibition costs. Also included in direct costs of services are sale-related shipping expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of Sotheby’s auction offerings. For example, direct costs attributable to single-owner or other high-value collections are typically higher than those associated with standard various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions, as well as higher shipping expenses.

For the year ended December 31, 2008, direct costs of services increased $15 million, or 19%, when compared to the prior year. This increase is consistent with the composition of Sotheby’s auction offerings during 2008 and, in particular, is primarily attributable to the following factors:

•	Costs related to the promotion of the Beautiful Inside My Head Forever sale ($3.7 million) and the (RED) charity auction ($1 million). There were no comparable sale events in 2007.

•	Increased sale venue rental costs in Hong Kong.

•	Higher catalogue and sale promotion costs related to recurring Impressionist and Contemporary Art Sales in New York and London.

•	Increased traveling exhibition costs reflecting Sotheby’s efforts to promote its sales globally, including in emerging markets.

•	Unfavorable experience with property loss and damage claims.

The comparison of direct costs of services to the prior period is favorably impacted by the cessation of auction sales conducted at Sotheby’s former Olympia salesroom, as discussed above. Additionally, 2007 results include costs to promote and execute the landmark private sale of the Rostropovich- Vishnevskaya Collection of Russian Art, for which there was no comparable private sale or related costs in 2008. The overall increase in direct costs of services is also partially offset by changes in foreign currency exchange rates, which reduced direct costs of services by approximately $2.4 million when compared to the prior year.

Management is implementing cost containment efforts addressing direct costs of services in 2009, especially with regards to the costs to produce and distribute catalogues.

Marketing Expenses

Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of cultural institutions.

For the year ended December 31, 2008, marketing expenses were unchanged when compared to the prior year as higher costs to promote the Sotheby’s brand globally, especially in emerging markets such as the Middle East, India, Russia and Turkey, were offset by the costs of several strategic client service initiatives that were implemented in 2007.

Salaries and Related Costs

For the years ended December 31, 2008 and 2007, salaries and related costs consisted of the following (in thousands of dollars):

Year Ended December 31	2008	2007	Favorable/(Unfavorable)
			$ Change	% Change
Full-time salaries	$139,653	$126,737	$(12,916)	(10.2%)
Stock compensation expense	30,180	26,995	(3,185)	(11.8%)
Incentive bonus costs	27,464	65,844	38,380	58.3%
Payroll taxes	19,486	21,160	1,674	7.9%
Employee benefits	8,857	36,241	27,384	75.6%
Option Exchange *	216	1,168	952	81.5%
Other **	14,270	15,575	1,305	8.4%

Total salaries and related costs	$240,126	$293,720	$53,594	18.2%

Key Performance Indicator:
Salaries and related costs as a % of total revenues	34.7%	32.0%	N/A	-8.4%

Legend:

*	Includes the amortization of costs related to an exchange offer in 2004 of cash or restricted stock for certain stock options held by eligible employees under the Stock Option Plan.

**	Principally includes the cost of temporary labor and overtime.

Sotheby’s compensation strategy provides for variability in pay, commensurate with Sotheby’s financial performance. Accordingly, salaries and related costs for 2008 reflect a $53.6 million, or 18%, decrease versus the prior year largely due to a $38.4 million, or 58%, decrease in accrued incentive compensation costs as a result of Sotheby’s significantly lower profitability in 2008. Also contributing to the decrease in salaries and related costs are substantially lower employee benefit costs. The overall decrease in salaries and related costs is partially offset by higher costs for full-time salaries and stock compensation.

See discussion below for a more detailed explanation of the significant factors contributing to the overall decrease in salaries and related costs versus the prior year.

Incentive Bonus Costs—For the year ended December 31, 2008, accrued incentive bonus costs decreased $38.4 million, or 58%, when compared to the same period in the prior year, due to Sotheby’s significantly lower profitability in 2008.

Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and its health and welfare programs, as well as employee severance costs (excluding severance costs related to the Restructuring Plan discussed below). Sotheby’s material retirement plans include a defined benefit pension plan covering most of its U.K. employees and defined contribution and deferred compensation plans for its U.S. employees. Generally, the level of employee benefit costs is dependent upon headcount and compensation levels, as well as Sotheby’s financial performance. Additionally, expenses related to the U.K. Pension Plan are significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Furthermore, costs related to the Sotheby’s Deferred Compensation Plan (or the “DCP”) vary directly with the performance of various participant deemed investment funds.

In February 2008, Sotheby’s agreed with the Trustees of the U.K. Pension Plan to cease advance funding of future discretionary benefit increases to retirees. As a result, an updated actuarial valuation was prepared as of February 29, 2008 reflecting this change. On an annual basis, Sotheby’s, in consultation with the Trustees, determines an appropriate level of funding of discretionary benefit increases for that particular year, depending on specific objective criteria related to the financial status of Sotheby’s and the U.K. Pension Plan. Management, in consultation with the Trustees, is continuing to develop additional alternatives to further improve the financial status of the U.K. Pension Plan.

For the year ended December 31, 2008, employee benefit costs decreased $27.4 million, or 76%, when compared to the prior year. This decrease is primarily attributable to the following factors:

•

A $15.7 million reduction in costs related to the U.K. Pension Plan, resulting in a net pension credit of $4 million in 2008. This reduction is primarily due to the cessation of advance funding of future discretionary benefit increases to retirees, as discussed above, and the higher discount rate assumptions used to calculate pension costs in the January 1, 2008 and February 29, 2008 actuarial valuations, when compared to the prior year.

•

A decrease of $8 million in costs associated with the DCP resulting from a $6 million loss in deemed participant investments during 2008. This income statement benefit is substantially offset by a loss of $5.1 million in trust assets related to the DCP Liability, which is reflected within other (expense) income, as discussed below.

•	A $2.8 million decrease in profit sharing costs related to Sotheby’s U.S. defined contribution plan. As a result of Sotheby’s lower profitability, there was no profit sharing accrual in 2008.

For the year ended December 31, 2009, the pension credit related to the U.K. Pension Plan is expected to decrease by approximately $1.5 million when compared to 2008 primarily as a result of the changes in assumptions used in the December 31, 2008 actuarial valuation. (See statement on Forward Looking Statements.)

(See Note N for information on Sotheby’s material retirement plans.)

Full-Time Salaries—For the year ended December 31, 2008, full-time salaries increased $12.9 million, or 10%, when compared to the prior year principally due to strategic headcount additions, as well as limited salary increases to existing employees.

(See “Restructuring Plan and Related Charges” below for information on expected future savings in salaries and related costs.)

Stock Compensation Expense—For the year ended December 31, 2008, stock compensation expense (excluding costs related to the Option Exchange) increased $3.2 million, or 12%, when compared to the prior year. This increase is attributable to the following factors:

•

Incremental costs related to a higher value of Executive Bonus Plan (“EBP”) restricted stock awarded in February 2008, when compared to 2007. The value of these awards was based on Sotheby’s financial performance in 2007.

•

Incremental costs related to restricted stock grants in February 2008 to a broader base of employees than in prior years as part of Sotheby’s new incentive compensation structure that was implemented in 2008 to align with Sotheby’s client-focused strategic initiatives. Under this new structure, such restricted stock grants, although at the sole discretion of the Compensation Committee, are awarded in relation to prior year profitability and are subject to future service requirements.

•	The incremental impact of costs related to restricted stock awarded in 2007.

The overall increase in stock compensation expense versus the prior year is partially offset by a credit of $2.2 million recorded in the fourth quarter of 2008 related to the revaluation of restricted stock awarded to certain senior executives in July 2006 that only vest if certain Company net income or share price targets are achieved. It is not expected that the net income targets will be achieved by the respective vesting dates.

For the year ending December 31, 2009, stock compensation expense is expected to decrease approximately $10 million, or 33%, when compared to 2008, principally due to a significantly lower level of restricted stock awarded in February 2009 as a result of Sotheby’s lower profitability in 2008. (See statement on Forward Looking Statements.) The table below details stock compensation expense for the years ending December 31, 2008 (actual), 2009 (projected) and 2010 (projected) based only on awards granted or contractually committed to as of February 11, 2009:

Type of Grant	2008 Actual	2009 Projected	2010 Projected
2006 Executive Bonus Plan Grant (for 2005) *	$511	$38	$—
2007 Executive Bonus Plan Grant (for 2006) *	1,824	696	47
2008 Executive Bonus Plan Grant (for 2007) *	5,515	2,807	1,077
Initial grant under new incentive compensation structure effective in 2008	8,072	4,931	2,642
2009 Grant—Incentive Compensation	—	2,809	1,716
2006 Employment Arrangements	5,766	4,272	2,269
All other grants and contractually committed stock compensation	8,478	4,768	1,996
Stock Option Expense	14	—	—

Total Stock Compensation Expense **	$30,180	$20,321	$9,747

Legend:

*	Executive Bonus Plan grants and grants made under the Sotheby’s current incentive compensation program are based on the Company’s financial performance in the year prior to the date of grant.

**

The chart above does not include the potential issuance of any additional discretionary restricted stock grants in 2009 or 2010. Any such awards of restricted stock would generate higher total stock compensation expense than shown in the chart above. (See statement on Forward Looking Statements.)

General and Administrative Expenses

For the year ended December 31, 2008, general and administrative expenses increased $9.5 million, or 6%, when compared to the prior year. The comparison of general and administrative expenses to the prior year is influenced by the following factors:

•	A $6.6 million increase in premises rental and other facilities-related costs, primarily as a result of U.K. premises initiatives.

•

A $3.9 million, or 7%, increase in professional fees, partially due to a $1.8 million increase in costs associated with Sotheby’s outsourced tax compliance function, as well as higher legal, consulting and audit fees. The overall increase in professional fees versus the prior year is partially offset by $3.7 million in one-time costs recorded in 2007 associated with Sotheby’s assessment of its rights and options with respect to the York Property (see “York Property” below).

•	A $3.9 million increase in bad debt expense.

•

An increase of $1.2 million in travel and entertainment costs principally due to a higher level of travel in pursuit of business opportunities and, also as a result of, the increasing globalization of Sotheby’s client base.

The overall increase in general and administrative expenses is partially offset by a $1.3 million benefit to general and administrative expenses recognized in the third quarter of 2008 as a result of a real estate tax rebate in the U.K., for which there was no comparable event in the prior year. Also impacting the comparison to the prior year are changes in foreign currency exchange rates, which reduced general and administrative expenses by approximately $4.7 million.

Management is currently implementing cost containment efforts addressing general and administrative expenses in 2009, especially with regards to travel and entertainment costs and professional fees.

Depreciation and Amortization Expense

For the year ended December 31, 2008, depreciation and amortization expense increased $2.7 million, or 12%, when compared to the prior year. This increase is primarily attributable to a higher rate of capital expenditures over the last two years, due in part to the refurbishment of Sotheby’s premises in the U.K., as well as additional investments in information technology designed to improve client service. Additionally, results for 2008 include amortization expense of approximately $0.7 million related to intangible assets recognized in connection with the acquisition of an auction house in France, for which there was no comparable expense in the prior year (see Note H of Notes to Consolidated Financial Statements).

For the year ending December 31, 2009, Sotheby’s expects a net decrease in depreciation expense of approximately $2 million when compared to 2008, principally as a result of the purchase of the York Property on February 6, 2009 (see “York Property” below). The expected decrease in depreciation expense is principally the result of the difference between the depreciable lives of the purchased York Property building and the derecognized York Property capital lease asset. (See statement on Forward Looking Statements.)

Impairment Loss and Insurance Recovery

Robert C. Noortman, who was the Managing Director of Noortman Master Paintings, died unexpectedly on January 14, 2007. As a result of Mr. Noortman’s death, in the first quarter of 2007, Sotheby’s recorded an impairment loss of approximately $15 million in the Dealer segment related to NMP’s goodwill ($7.3 million), customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million).

Also as a result of Mr. Noortman’s death, the Company became entitled to a $20 million death benefit under a key man life insurance policy that the Company had purchased in conjunction with the acquisition of NMP. Accordingly, in the first quarter of 2007, the Company recognized a $20 million insurance recovery within other income. The Company collected these insurance proceeds in April 2007.

Sotheby’s performed its annual impairment test of NMP’s goodwill and trade name as of October 31, 2008. The fair value of NMP’s goodwill and trade name was estimated using a discounted cash flow methodology based on management’s judgments about NMP’s expected future cash flows. Based on the results of these annual impairment tests, Sotheby’s recognized a further impairment loss of $13.2 million in the fourth quarter of 2008 related to NMP’s goodwill ($11.1 million) and trade name ($2.1 million). This impairment loss is principally due to a reduction in management’s future cash flow estimates for NMP.

(See Notes G and H of Notes to Consolidated Financial Statements.)

Restructuring Plan and Related Charges

Due to the downturn in the international art market that began in September 2008, as well as the current uncertain and challenging economic environment, in the fourth quarter of 2008 management began a strategic review of its operations with the goal of materially recalibrating Sotheby’s cost base through a restructuring plan impacting its operations globally (defined above as the “Restructuring Plan”).

On December 1, 2008, the Executive Committee approved the first phase of the Restructuring Plan that is resulting in headcount reductions impacting Sotheby’s Auction segment in North America, as well as certain corporate departments. This decision resulted in employee-related restructuring charges for severance and related benefits of $4.3 million in the fourth quarter of 2008. As of December 31, 2008, no payments were made against the $4.3 million accrued restructuring liability.

On February 26, 2009, Sotheby’s Board of Directors approved the second phase of the Restructuring Plan impacting Sotheby’s Auction segment in the U.K. and Continental Europe. This phase of the Restructuring Plan will result in headcount reductions and, subject to the completion of the required legal processes, a reduction in Sotheby’s selling activities in Amsterdam and the vacating of certain premises in connection with a reorganization of Sotheby’s European sourcing network. This decision will result in employee-related restructuring charges of approximately $6 million in the first quarter of 2009, as well as approximately $3 million of lease exit and facilities-related costs that will be recognized in 2009.

Following the full implementation of the Restructuring Plan in the first quarter of 2010, management expects to achieve annual cost savings of approximately $17 million in salaries and related costs, resulting from a 15% reduction in global headcount, and approximately $4 million in savings for facilities-related costs. Of these expected annual cost savings, approximately $15 million is expected to be realized in 2009, with approximately $13 million related to salaries and related costs and $2 million related to facilities-related costs. The overall cost savings expected to be achieved as a result of the Restructuring Plan is expected to be partially offset by a decrease in gross profit (i.e., auction commission revenues less direct costs of sales) of approximately $4 million as a result of the reduction in Sotheby’s selling activities in Amsterdam.

In addition to the Restructuring Plan noted above, management is implementing a number of other cost savings initiatives impacting all areas of expense. As a result of these cost savings initiatives, management has targeted savings of approximately $100 million in 2009 versus 2008, to be achieved in direct costs of services, marketing expenses, salaries and related costs and general and administrative expenses. A portion of the expected savings is the result of favorable changes in foreign exchange rates versus 2008 and a lower expected volume of Net Sales. This $100 million savings target includes the expected 2009 savings noted above as a result of the Restructuring Plan.

(See statement on Forward Looking Statements.)

Antitrust Related Matters

In April 1997, the U.S. Department of Justice (the “DOJ”) began an investigation of certain art dealers and major auction houses, including Sotheby’s and its principal competitor, Christie’s. In October 2000, Sotheby’s pled guilty to a violation of U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. In February 2001, the U.S. District Court for the Southern District of New York imposed on Sotheby’s a fine of $45 million payable to the DOJ without interest over a period of five years. In the third quarter of 2000, Sotheby’s recorded a charge of $34.1 million, representing the present value of the fine payable to the DOJ. The $10.9 million discount on the fine payable was amortized to interest expense over the five-year period during which the fine was paid. The final payment of $15 million owed under the fine was paid by Sotheby’s on February 6, 2006, and the liability to the DOJ was extinguished.

In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, Sotheby’s and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which Sotheby’s was responsible for funding the redemption of $62.5 million. The court determined that the $62.5 million face value had a fair market value of not less than $50 million, which is the amount of expense that was recognized by Sotheby’s as a special charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period between the date of issuance and May 15, 2007, the date after which any unused Discount Certificates were redeemable for cash.

The Discount Certificates were fully redeemable in connection with any auction conducted by Sotheby’s or Christie’s in the U.S. or in the U. K. and were able to be used to satisfy consignment charges involving vendor’s commission, risk of loss and/or catalogue illustration.

The Discount Certificates expired on May 14, 2008 and, therefore, can no longer be redeemed. As a result of the expiration of the Discount Certificates, Sotheby’s reversed the remaining related liability and recognized an income statement benefit of $18.4 million in the second quarter of 2008.

Gain on Sale of Land and Buildings

In March 2007, Sotheby’s completed the sale of land and buildings at Billingshurst, West Sussex, which previously housed a U.K. auction salesroom. As a result of this sale, Sotheby’s recognized a gain of $4.8 million in the first quarter of 2007, for which there was no comparable transaction or gain in 2008.

Net Interest Expense

For the year ended December 31, 2008, net interest expense increased $14.2 million, or 100%, when compared to the prior year primarily due to the incremental interest expense related to the Convertible Notes and Senior Notes issued on June 17, 2008 (see “Liquidity and Capital Resources” below), as well as lower interest income which was a direct result of lower average balances of cash and short-term investments and lower interest rates earned on these balances throughout the year. The lower average balances of cash and short-term investments are the result of the funding requirements for the advance and settlement of auction guarantees, the timing of the settlement of certain client receivables and the $50 million initial payment made in January 2008 as part of the contract to purchase the York Property.

Extinguishment of Debt (Net)

For the year ended December 31, 2008, Sotheby’s recognized a $5.4 million net benefit on the extinguishment of debt related to the events described below.

Redemption of 6.98% Senior Notes—On July 18, 2008, Sotheby’s redeemed its 6.98% Senior Notes with a face value of $100 million for $105.7 million. The $105.7 million paid upon redemption includes $102.5 million for the present value of the remaining principal and interest and $3.2 million for accrued and unpaid interest through the date of redemption. As a result, Sotheby’s recognized a bond redemption cost of $2.5 million in the third quarter of 2008.

Repurchase of 7.75% Senior Notes—On December 23, 2008, Sotheby’s repurchased an aggregate principal amount of $19 million of its $150 million aggregate outstanding 7.75% Senior Notes, due June 15, 2015, for a purchase price of $10.5 million (representing 56% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $7.8 million, which was recognized in the fourth quarter of 2008.

On January 27, 2009, the Company repurchased an additional $2.8 million of its 7.75% Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of approximately $1.1 million, which will be reflected in the Company’s results for the first quarter of 2009.

Management will continue to monitor the market for its 7.75% Senior Notes and may purchase additional bonds opportunistically, as and when pricing is favorable, subject to the $40 million limitation imposed by the Company’s senior secured credit agreement. (See statement on Forward Looking Statements.)

Other (Expense) Income

For the year ended December 31, 2008, Sotheby’s results include other expense of $3 million, as compared to other income of $1.4 million in the prior year. The comparison to the prior year is unfavorably impacted by net losses in 2008 of $5.1 million in the fair value of trust assets related to the DCP (see Note N of Notes to Consolidated Financial Statements for more information on the DCP.) In the prior year, other income included gains of $1.9 million from the changes in the fair value of these assets.

Income Tax Expense

The effective tax rate related to continuing operations was approximately 46.1% in 2008, compared to approximately 25.6% in 2007. The increase in the effective tax rate is primarily the result of increased income tax reserves related to various U.S. and international tax issues, a non-deductible goodwill impairment loss related to NMP and a non-recurring benefit recognized in 2007. These factors are offset by a shift in the mix of income earned at tax rates lower than the U.S. tax rate. The non-recurring benefit recognized in 2007 was related to the reversal of the valuation allowance established against state operating losses and other deferred tax assets in prior years.

(See Item 1A, “Risk Factors,” and Notes J and K of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note C (“Segment Reporting”) of Notes to Consolidated Financial Statements should be read in conjunction with this discussion.

Overview

For the year ended December 31, 2007, income from continuing operations increased $105.8 million to $213.1 million, nearly doubling the results from the prior year. This improvement reflected the strength of the art market during 2007, as Net Auction Sales and Private Sales increased significantly from 2006. Total revenues for the year ended December 31, 2007 increased $252.9 million, or 38%, largely as a result of this higher level of sales activity. The increase in total revenues was partially offset by a higher level of operating expenses, which increased $174.3 million, or 37%, when compared to 2006. Results for the year ended December 31, 2007 also include an impairment loss ($15 million) and insurance recovery ($20 million) related to Noortman Master Paintings (see “Impairment Loss and Insurance Recovery” below), as well as a $4.8 million gain on the sale of land and buildings (see “Gain on Sale of Land and Buildings” below).

Sotheby’s results from continuing operations for the years ended December 31, 2007 and 2006 are summarized below (in thousands of dollars):

Year Ended December 31	2007	2006	Favorable/(Unfavorable)
			$ Change	% Change
Revenues:
Auction and related revenues	$833,128	$631,344	$201,784	32.0%
Finance revenues	17,025	15,864	1,161	7.3%
Dealer revenues	62,766	12,776	49,990	*
License fee revenues	2,960	2,922	38	1.3%
Other revenues	1,843	1,903	(60)	(3.2%)

Total revenues	917,722	664,809	252,913	38.0%
Expenses**	641,940	467,651	(174,289)	(37.3%)

Operating income	275,782	197,158	78,624	39.9%
Net interest expense	(14,166)	(27,148)	12,982	47.8%
Insurance recovery	20,000	—	20,000	N/A
Other income (expense).	1,403	(4,227)	5,630	*

Income from continuing operations before taxes	283,019	165,783	117,236	70.7%
Income tax expense	72,512	60,050	(12,462)	(20.8%)
Equity in earnings of investees, net of taxes	2,632	1,626	1,006	61.9%

Income from continuing operations	$213,139	$107,359	$105,780	98.5%

Key performance indicators:
Aggregate Auction Sales (a)	$5,391,628	$3,747,854	$1,643,774	43.9%
Net Auction Sales (b).	$4,625,914	$3,234,526	$1,391,388	43.0%
Private Sales (c)	$729,988	$327,884	$402,104	*
Consolidated Sales (d)	$6,184,382	$4,088,514	$2,095,868	51.3%
Auction commission margin (e)	16.5%	17.0%	N/A	(2.9%)
Average loan portfolio (f)	$171,286	$158,021	$13,265	8.4%
EBITDA (g)	$323,606	$217,879	$105,727	48.5%

Legend:

*	Represents a change in excess of 100%.

**	Expenses for 2007 include an impairment loss of $15 million related to goodwill and intangible assets and a $4.8 million gain on the sale of land and buildings.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s.

(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the average loan portfolio of Sotheby’s Finance segment.

(g)	See “Use of Non-GAAP Financial Measures” above and related reconciliation below.

Reconciliation of Non-GAAP Financial Measures

The following is a reconciliation of net income to EBITDA for the years ended December 31, 2007 and 2006:

Year Ended December 31	2007	2006
Net income	$213,139	$107,049
Income tax benefit related to discontinued operations	—	(194)
Income tax expense related to continuing operations	72,512	60,050
Income tax expense related to earnings from equity investees	1,688	1,043
Net interest expense	14,166	27,148
Depreciation and amortization expense	22,101	22,783

EBITDA	$323,606	$217,879

Impact of Foreign Currency Translations

For the year ended December 31, 2007, foreign currency translations had a net favorable impact of approximately $12.5 million on Sotheby’s income from continuing operations before taxes. The components of this favorable impact are as follows (in thousands of dollars):

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

**

In the fourth quarter of 2006, due to the acquisition of NMP (see Note H of Notes to Consolidated Financial Statements) and the resulting increase in Sotheby’s Dealer activities, certain activities, which were previously reported as part of the Auction segment, were realigned with NMP and aggregated into a newly established Dealer segment. Such activities principally include:

•	The investment in and resale of art and other collectibles directly by Sotheby’s.

•	The investment in art through unsecured loans made by Sotheby’s to unaffiliated art dealers. (See Note D of Notes to Consolidated Financial Statements.)

•	The activities of certain equity investees, including Acquavella Modern Art. (See Note E of Notes to Consolidated Financial Statements.)

•

The purchase and resale of art and the brokering of private sale transactions through an art dealer whose results are required to be consolidated with Sotheby’s results under generally accepted accounting principles. Sotheby’s had no equity investment in this entity. On May 12, 2008, Sotheby’s existing arrangements with this entity terminated. As a result, the entity is no longer consolidated as part of Sotheby’s Dealer segment. (See Note R of Notes to Consolidated Financial Statements.)

Auction and Related Revenues

For the year ended December 31, 2007, auction and related revenues increased $201.8 million, or 32%, when compared to the prior year. This increase was principally due to increased auction commission revenues, and, to a much lesser extent, a higher level of private sale commissions. The overall increase in auction and related revenues was partially offset by losses reflected in principal activities related to certain works offered under auction guarantees. For the year ended December 31, 2007, auction and related revenues were impacted by changes in foreign currency exchange rates, which contributed $33.3 million to the overall increase. The significant factors impacting the increase in auction and related revenues are explained in more detail below.

Auction Commission Revenues—For the year ended December 31, 2007, auction commission revenues increased $210 million, or 38%, when compared to the prior year, principally due to an increase in Net Auction Sales, partially offset by a slight decrease in auction commission margin. (See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.) For the year ended December 31, 2007, auction commission revenues were impacted by changes in foreign currency exchange rates, which contributed $30.2 million to the overall increase.

Net Auction Sales—For the year ended December 31, 2007, Net Auction Sales increased $1.4 billion, or 43%, to $4.6 billion, when compared to the prior year. During 2007, Net Auction Sales were impacted by changes in foreign currency exchange rates, which contributed approximately $161.3 million to the overall increase. The remainder of the increase was primarily due to the following factors:

•

A $551 million, or 100%, improvement in results from the Contemporary Art sales in New York and Europe held in 2007, which included auction records for numerous artists. Throughout 2007, individual works sold at significantly higher average prices than in 2006. In addition, 2007 Net Auction Sales included results from the inaugural December evening sale of Contemporary Art in Paris, which brought the then highest total ever for a sale in this collecting category at a Sotheby’s salesroom in France.

•

A $162 million, or 20%, increase in Impressionist Art sales in New York and Europe, which reflected the strength of this market in 2007. In 2007, Impressionist works sold at higher average selling prices than in 2006, despite lacking a marquee painting on the scale of Picasso’s Dora Maar with Cat, which sold for $85 million (hammer price) in 2006.

•

A $91 million increase in Antiquities sales in New York, which in 2007 included the record sales of The Guennol Lioness for $51 million and a bronze figure of Artemis and the Stag for $25.5 million. There were no comparably priced Antiquities offerings in 2006.

•	A $90 million, or 36%, increase in sales in Sotheby’s Asian salerooms, which includes auctions conducted in Hong Kong, Singapore and Australia.

•

A $65 million, or 32%, increase in sales of Old Master Paintings and Drawings, highlighted by the sale of Rembrandt’s Saint James the Greater for $23 million in New York in January 2007, for which there was no comparably priced painting sold in this collecting category in 2006.

•

A $58 million, or 56%, increase in sales of Jewelry, primarily attributable to a $34.9 million increase in results from the Magnificent Jewels sales in Switzerland, which included the sale of the “Chloe Diamond” for $14.4 million.

•	A $46 million, or 55%, increase in Asian art sales in New York, which reflected the growth of this market in 2007, especially in Chinese Contemporary Art.

•

A $42 million, or 97%, increase in sales of Russian Art in London, which reflected the growth of this market in 2007. Results for 2007 included the inaugural Autumn sale of Russian Art in London, which set twelve new records for Russian artists and achieved the highest total ever for auction sales of Russian Art conducted anywhere in the world.

•

A $35 million, or 81%, increase in sales of French & Continental Furniture, primarily due to the Galerie Ariane Dandois single-owner sale in New York, for which there was no comparable sale in this collecting category in 2006.

Auction Commission Margin—Effective January 12, 2007, Sotheby’s increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium was increased to 20% on the first $500,000 of the hammer (sale) price and 12% of any remaining amount over $500,000. In foreign salesrooms, these U.S. dollar thresholds were generally translated into an appropriate fixed local currency amount. Previously, for 2006 auction sales, the buyer’s premium charged on auction sales was generally 20% of the hammer price on the first $200,000 and 12% of any remaining amount over $200,000.

Effective September 1, 2007, Sotheby’s again increased its buyer’s premium charged on certain auction sales. In salesrooms in the U.S., the buyer’s premium became 25% of the hammer (sale) price on the first $20,000, 20% of the hammer (sale) price above $20,000 up to and including $500,000 and 12% of any remaining amount over $500,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds have been translated into an appropriate fixed local currency amount.

As detailed in the chart above under “Key Performance Indicators,” for the year ended December 31, 2007, Sotheby’s experienced a slight decrease in auction commission margin when compared to 2006. The comparison of auction commission margin to 2006 is influenced by the following factors:

•	A change in sales mix, as a more significant portion of Net Auction Sales in 2007 was at the high-end of Sotheby’s business where auction commission margins are traditionally lower.

•

The favorable impact of the increases to the buyer’s premium rate structure discussed above which became effective in January and September 2007, and which largely offset the impact of the change in sales mix discussed above.

Principal Activities—As the market for high-end collecting categories grew considerably between 2005 and 2007, competition between Sotheby’s and, its principal competitor, Christie’s, greatly increased. As a result of this competitive landscape, Sotheby’s use of auction guarantees as a means of securing consignments increased significantly during this period, enabled in part by Sotheby’s profitability and related improvement in its liquidity and financial condition from 2004 to 2007. Accordingly, for the years ended December 31, 2007, 2006 and 2005, the total amount of auction guarantees issued by Sotheby’s, net of the impact of risk sharing arrangements with partners, was approximately $902 million, $450 million and $131 million, respectively.

For the year ended December 31, 2007, principal activities decreased $36 million when compared to 2006 resulting in a principal activities loss of $22.4 million; which was largely due to $19.1 million of net losses principally related to certain works offered or sold under auction guarantees during 2007. Also unfavorably impacting the comparison of principal activities between 2007 and 2006 is $9 million in revenue related to auction guarantees earned in 2006 as a result of Sotheby’s sharing in a significant portion of the hammer price on a guaranteed property sold at auction in that period. The comparison to 2006 was further unfavorably impacted by a $6.3 million gain recognized in 2006 on the sale of a guaranteed painting that had failed to sell at auction in 2004. No comparable gain was recognized in 2007.

When evaluating the performance of Sotheby’s portfolio of auction guarantees, management takes into consideration the overall revenues earned on guarantees, which includes auction commission revenues, as well as any net guarantee gains or losses reflected in principal activities. Accordingly, the impact of the net auction guarantee loss in 2007 was more than offset by $76.9 million in auction commission revenues earned from property sold under auction guarantees during 2007. Therefore, in 2007, Sotheby’s recognized net revenues related to property offered or sold under auction guarantees of approximately $57.8 million. By comparison, in 2006, Sotheby’s recognized a net auction guarantee gain of $15.3 million in addition to $47.5 million of auction commission revenues earned from property offered or sold under auction guarantees. Therefore, in 2006, Sotheby’s recognized net revenues related to property sold under auction guarantees of approximately $62.8 million. (Auction commission revenues are reported in the table above within “Auction Commission Revenues” and are not a component of “Principal Activities.”)

Private Sale Commissions—For the year ended December 31, 2007, private sales commissions increased $29 million, or 113%, when compared to 2006. This significant increase was largely due to management’s pursuit of private sale opportunities in the strong international art market in 2007. Included in 2007 private sale commissions is the private sale of the Rostropovich-Vishnevskaya Collection of Russian Art in September 2007, which was originally scheduled to be sold at auction in September 2007 and for which there was no comparable individual private sale in 2006.

Finance Revenues

For the year ended December 31, 2007, Finance revenues increased $1.2 million, or 7%, when compared to 2006. This increase was principally the result of an 8% increase in the average loan portfolio balance (from $158 million to $171.3 million) and higher interest rates earned on the loan portfolio.

For the years ended December 31, 2007 and 2006, Finance segment results included revenues of $3.7 million and $5.5 million, respectively, related to $58.6 million of term loans made to one borrower during 2005 and 2006. These loans were fully repaid in the fourth quarter of 2007.

Dealer Revenues

For the year ended December 31, 2007, Dealer revenues increased $50 million when compared to the prior year, due to $21.4 million in incremental revenues contributed by NMP, which was acquired by Sotheby’s in June 2006, and revenues associated with the sale of several significant investment properties through Sotheby’s other Dealer activities for which there were no comparable sales in the prior year. For the years ended December 31, 2007 and 2006, Dealer revenues of $62.8 million and $12.8 million, respectively, are partially offset by Dealer cost of sales of $49.2 million and $6.1 million, respectively, resulting in a Dealer profit of $13.6 million and $6.7 million, respectively.

(See Note H of Notes to Consolidated Financial Statements for additional information related to NMP.)

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

Direct Costs of Services

For the year ended December 31, 2007, direct costs of services increased $17.1 million, or 27%. This increase was consistent with the level and composition of Sotheby’s auction offerings and private sales during 2007. In particular, there were higher catalogue and sale promotion costs, as well as higher shipping costs for property sold in the New York and London Impressionist and Contemporary sales during 2007, in addition to increased promotional efforts in the U.K. related to Private Sale activities. The overall increase in direct costs of services during 2007 was partially offset by lower selling costs at Sotheby’s Olympia salesroom in London, where regular auctions were discontinued in July 2007.

For the year ended December 31, 2007, direct costs of services were impacted by changes in foreign currency exchange rates, which contributed $3.6 million to the overall increase in direct costs of services.

Marketing Expenses

For the year ended December 31, 2007, marketing expenses increased $6.9 million, or 54%. This increase was principally attributable to the cost of special events to promote the Sotheby’s brand in new and expanding markets, as well the cost of a sponsorship commitment to the Tate Britain Duveens Gallery. Also contributing to the increase in marketing expenses are costs associated with certain strategic client service initiatives.

For the year ended December 31, 2007, marketing expenses were impacted by changes in foreign currency exchange rates, which contributed $0.7 million to the overall increase in marketing expenses.

Salaries and Related Costs

For the year ended December 31, 2007 and 2006, salaries and related costs consisted of the following (in thousands of dollars):

Year Ended December 31	2007	2006	Favorable/(Unfavorable)
			$ Change	% Change
Full-time salaries	$126,737	$110,882	($15,855)	(14.3%)
Incentive bonus costs	65,844	41,970	(23,874)	(56.9%)
Stock compensation expense	26,995	13,335	(13,660)	*
Employee benefits	36,241	25,641	(10,600)	(41.3%)
Payroll taxes	21,160	17,883	(3,277)	(18.3%)
Option Exchange **	1,168	2,484	1,316	53.0%
Other ***	15,575	14,215	(1,360)	(9.6%)

Total salaries and related costs	$293,720	$226,410	($67,310)	(29.7%)

Key Performance Indicator:
Salaries and related costs as a % of total revenues	32.0%	34.1%	N/A	6.2%

Legend:

*	Represents a change in excess of 100%.

**	Includes the amortization of costs related to an exchange offer in 2004 of cash or restricted stock for certain stock options held by eligible employees under the Stock Option Plan.

***	Principally includes the cost of temporary labor and overtime.

As discussed above in Management’s Discussions and Analysis of results of operations for the years ended December 31, 2008 and 2007, Sotheby’s compensation strategy provides for variability in pay, commensurate with Sotheby’s financial performance. This was reflected in the $67.3 million, or 30%, increase in salaries and related costs during 2007, as the significant factors contributing to this increase included higher levels of cash incentive bonus costs and stock compensation expense due to the significant profitability of Sotheby’s in 2007 and 2006. In 2007, the level of salaries and related costs was also impacted by strategic headcount additions in certain departments and higher employee benefits. The comparison to 2006 is also unfavorably impacted by changes in foreign currency exchange rates, which contributed $10.7 million to the overall increase. See discussion below for a more detailed explanation of each of these factors.

Incentive Bonus Costs—For the year ended December 31, 2007, accrued incentive bonus costs increased $23.9 million, or 57%, to $65.8 million, when compared to 2006, due to Sotheby’s strong financial performance in 2007.

Full-Time Salaries—For the year ended December 31, 2007, full-time salaries increased $15.9 million, or 14%, when compared to 2006. This increase was principally due to strategic headcount additions, as well as limited salary increases to existing employees. Full-time salaries were also impacted by changes in foreign currency exchange rates, which contributed $5.3 million to the overall increase.

Stock Compensation Expense—For the year ended December 31, 2007, stock compensation expense (excluding costs related to the Option Exchange) increased $13.7 million when compared to the prior year. This increase was principally attributable to incremental costs related to restricted stock awarded in February 2007, as well as stock compensation costs resulting from employment arrangements with certain senior executives consummated in the second and third quarters of 2006.

Employee Benefits—For the year ended December 31, 2007, employee benefit costs increased $10.6 million, or 41%, when compared to 2006. This increase was primarily the result of:

•	Increased costs related to Sotheby’s U.K. Pension Plan.

•

An incremental cost of $1.9 million related to Sotheby’s Deferred Compensation Plan that was initiated in 2007. Such costs are the result of net gains in deemed participant investments during 2007 and are more than offset by net gains during the period resulting from the increase in the fair value of the trust assets related to the deferred compensation plan. Such offsetting gains are recorded within other (expense) income in Sotheby’s Consolidated Income Statements.

•	The impact of the headcount and salary increases discussed above.

•	An increase of approximately $1.7 million as a result of changes in foreign currency exchange rates.

(See Note N for information on Sotheby’s material retirement plans.)

General and Administrative Expenses

For the year ended December 31, 2007, general and administrative expenses increased $30.3 million, or 22%, when compared to 2006. During the year, general and administrative expenses increased approximately $6.2 million, as a result of changes in foreign currency exchange rates. The remainder of the overall increase was largely attributable to the following factors:

•

A $12.8 million, or 33%, increase in professional fees, due in part to $3.7 million of costs associated with Sotheby’s assessment of its rights and options with respect to the York Property (see “York Property” below), for which there were no comparable costs in the prior year. Also contributing to the higher level of professional fees were increases of $2.7 million in tax staffing support fees and $1.6 million in costs associated with Sotheby’s outsourced catalogue production operations, as well as higher consulting and legal fees, partially in support of various strategic initiatives.

•

A $6.4 million, or 28%, increase in travel and entertainment costs principally due to the higher level of travel for pursuing business opportunities during the year. Also contributing to the increase in travel and entertainment costs during the year were price increases for airfares and other travel costs.

•	A $2.6 million increase in facilities and office related expenses.

•	A $1.5 million increase in client goodwill gestures, authenticity claims, litigation costs and other related charges.

•	$1.1 million in incremental costs related to NMP, which was acquired in June 2006.

For the year ended December 31, 2007, the comparison of general and administrative expenses to 2006 was also unfavorably impacted by a one-time benefit recorded in the second quarter of 2006 associated with the recovery of $2.4 million in administrative expenses related to the settlement of the International Antitrust Litigation, for which there was no comparable event in 2007. The unfavorable impact of this recovery on the comparison to 2006 was partially offset by a $0.7 million expense recorded in the first half of 2006 related to the settlement of an investigation by the Canadian Competition Bureau, as well as a decrease of $0.8 million in other runoff professional fees related to antitrust matters. (See Note Q of Notes to Consolidated Financial Statements.)

The overall increase in general and administrative expenses was also partially offset by a $1.2 million reduction in Sotheby’s insurance costs.

Impairment Loss and Insurance Recovery

Robert C. Noortman, who was the Managing Director of Noortman Master Paintings, died unexpectedly on January 14, 2007. As a result of Mr. Noortman’s death, in the first quarter of 2007, Sotheby’s recorded an impairment loss of approximately $15 million in the Dealer segment related to NMP’s goodwill ($7.3 million), customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). (See Notes G and H of Notes to Consolidated Financial Statements.)

Also as a result of Mr. Noortman’s death, Sotheby’s became entitled to a $20 million death benefit under a key man life insurance policy that Sotheby’s had purchased in conjunction with the acquisition of NMP. Accordingly, in the first quarter of 2007, Sotheby’s recognized a $20 million insurance recovery within other income. The Company collected these insurance proceeds in April 2007.

Gain on Sale of Land and Buildings

In March 2007, Sotheby’s completed the sale of land and buildings at Billingshurst, West Sussex, which previously housed a U.K. auction salesroom. As a result of this sale, Sotheby’s recognized a gain of $4.8 million in the first quarter of 2007, for which there was no comparable transaction or gain in 2006.

Net Interest Expense

Due to the substantial improvement in its operating results during 2007, Sotheby’s maintained significantly higher average cash balances and short-term investments and a lower level of outstanding revolving credit facility borrowings, when compared with 2006. As a result, for the year ended December 31, 2007, net interest expense decreased $13 million, or 48%, when compared to 2006. This improvement consists of an increase in interest income of $8.6 million and a decrease in interest expense of $4.4 million.

Other Income (Expense)

For the year ended December 31, 2007, Sotheby’s results include other income of $1.4 million, as compared to $4.2 million of other expense recorded in 2006. Other income for 2007 includes net gains of $1.9 million from changes in the fair value of trust assets related to the Sotheby’s Deferred Compensation Plan, which became effective on January 1, 2007 (see Note N of Notes to Consolidated Financial Statements). The comparison of other income (expense) to 2006 is also favorably impacted by the recognition of net losses relating to the revaluation and settlement of certain forward exchange contracts during 2006, for which there were no comparable losses experienced in 2007. Such forward exchange contracts were principally used as cash flow hedges of Sotheby’s exposure to foreign currency denominated future guarantee obligations. These contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at their fair value, which is based on referenced market rates (see Note B of Notes to Consolidated Financial Statements).

Income Tax Expense

In 2007, as part of Sotheby’s ongoing evaluation of the utilization of state, federal and foreign operating losses, it was determined that it was more likely than not that its state deferred tax assets could be utilized and hence the valuation allowance established against state operating losses and other deferred tax assets in prior years was significantly reduced, and a net income tax benefit of approximately $16 million was recorded in 2007. In assessing the need for the valuation allowance, management considered, among other things, its projections of future taxable income and ongoing, prudent and feasible tax planning strategies.

Largely as a result of the reduction in the valuation allowance discussed above, the effective tax rate related to continuing operations decreased significantly from 36.2% in 2006 to 25.6% in 2007. Also contributing to the decrease in the effective tax rate in 2007 was the fact that the $20 million in proceeds from the key man life insurance policy covering Robert C. Noortman were not subject to tax (see “Impairment Loss and Insurance Recovery” above). The impact of these factors was partially offset by higher income tax reserves principally for the correction of immaterial prior period errors (totaling to $2.6 million) related to an increase in the liability for unrecorded foreign tax benefits arising in periods prior to 2007, as well as the fact that the $15 million impairment loss related to NMP was not tax deductible (see “Impairment Loss and Insurance Recovery” above).

The Company’s effective tax rate for 2007 was lower than the U.S. combined Federal & State tax rate due to the impact of lower tax rates applying to operations outside the U.S., as well as the non-taxable insurance proceeds and the valuation allowance reduction referred to above.

(See Notes J and K of Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION AS OF DECEMBER 31, 2008

This discussion should be read in conjunction with Sotheby’s Consolidated Statements of Cash Flows (see “Financial Statements and Supplementary Data”). For the year ended December 31, 2008, total cash and cash equivalents decreased approximately $94.8 million to $253.5 million primarily due to the factors discussed below.

Cash Used by Operating Activities—Net cash used by operating activities of $175.5 million for the year ended December 31, 2008 was principally attributable to the following factors:

•	A $103.1 million decrease in the net amount owed to clients principally due to the timing of when auction and private sales occurred and settled.

•	Approximately $82 million in tax payments made in 2008 (see Note J of Notes to Consolidated Financial Statements).

•	A $73.6 million decrease in accounts payable and accrued liabilities and other liabilities, mostly due to the funding of incentive bonuses accrued in 2007.

•

A $20.9 million net increase in inventory principally due to the acquisition of works of art offered under auction guarantees that did not sell at auction during the year, as well as investments made by Sotheby’s Dealer segment. The overall increase in inventory was partially offset by sales of inventory throughout the year.

These cash outflows from operations were also partially offset by Sotheby’s net income of $28.3 million earned in 2008.

Cash Used by Investing Activities—Net cash used by investing activities of $83.7 million for the year ended December 31, 2008 is principally due to the following factors:

•	A $50 million deposit made in advance of Sotheby’s February 2009 purchase of the York Property.

•	Capital expenditures of $24.2 million, approximately $4.4 million of which related to the refurbishment of Sotheby’s New Bond Street premises in the U.K.

•	An $8.8 million increase in restricted cash.

•	A $5.8 million net increase in client loans.

These cash outflows from investing activities were partially offset by $5.3 million in cash distributions from an equity investee.

Cash Provided by Financing Activities—Net cash provided by financing activities of $170.3 million for the year ended December 31, 2008 was principally due to $340 million of net proceeds received from the issuance of the 3.125% Convertible Notes and 7.75% Senior Notes on June 17, 2008. The impact of these proceeds was partially offset by the early redemption of the $100 million 6.98% Senior Notes in July 2008 and an $18.3 million net cash outflow related to the Convertible Note Hedge and Warrant transactions completed in conjunction with the issuance of the 3.125%

Convertible Notes. Additionally, net cash provided by financing activities was also partially offset by $40.7 million in dividend payments and $10.6 million in repurchases of 7.75% Senior Notes in December 2008. (See “Liquidity and Capital Resources” below.)

BASIC AND DILUTED SHARES OUTSTANDING

The following table summarizes Sotheby’s basic and diluted weighted average shares outstanding for quarter and year ended December 31, 2008 (in millions):

	Quarter Ended December 31, 2008	Year Ended December 31, 2008
Basic weighted average shares outstanding	64.7	64.6
Diluted weighted average shares outstanding	65.0	65.5

Management expects diluted weighted average shares outstanding for the year ended December 31, 2009 to be in the range of approximately 66 million. (See statement on Forward Looking Statements.)

YORK PROPERTY

On February 7, 2003, Sotheby’s sold the York Property to an affiliate of RFR Holding Corp. In conjunction with this sale, the Company leased the York Property back from RFR for an initial 20-year term, with options for Sotheby’s to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

On January 11, 2008, Sotheby’s entered into a contract to reacquire the York Property from RFR for an aggregate purchase price of $370 million (the “Purchase and Sale Agreement”). Sotheby’s also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The sale of the York Property was originally scheduled to take place on July 1, 2009, subject to RFR’s right under the Purchase and Sale Agreement to accelerate the closing to an earlier date. On November 21, 2008, RFR exercised its right to accelerate the closing, which occurred on February 6, 2009. Appraisals of the York Property were performed in January 2009, which confirmed that the value of the York Property was approximately $390 million.

Sotheby’s financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the Purchase and Sale Agreement on January 11, 2008, an $85 million cash payment made at closing on February 6, 2009 and the assumption of an existing $235 million mortgage on the York Property. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to pre-pay the mortgage on or about July 1, 2015.

As a result of the closing of the transaction on February 6, 2009, the existing York Property capital lease obligation of $167.2 million, which had an effective interest rate of 10.4%, and the related $122.6 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 will be derecognized and the net effect will be deducted from the cost recorded in the Consolidated Balance Sheet. Accordingly, the land and building acquired will be recorded on the Consolidated Balance Sheet at an initial carrying value of approximately $320 million. Additionally, Sotheby’s will recognize the $235 million York Property mortgage obligation on its Consolidated Balance Sheet.

As a result of the closing of the transaction on February 6, 2009 and the assumption of the York Property mortgage obligation, Sotheby’s expects net decreases in depreciation expense and interest expense of approximately $2 million and $4 million, respectively, for the year ending December 31, 2009, when compared to 2008. The expected net decrease in depreciation expense is principally the result of the difference between depreciable lives of the purchased York Property building and the derecognized York Property capital lease asset. The expected net decrease in interest expense is principally the result of the lower interest rate associated with the assumed York

Property mortgage obligation (5.6%) when compared to the derecognized York Property capital lease obligation (10.4%). (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes Sotheby’s material contractual obligations and commitments as of December 31, 2008:

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Thousands of dollars)
Unsecured debt (1)
Principal payments	$331,000	$—	$—	$200,000	$131,000
Interest payments	94,119	16,403	32,806	29,681	15,229

Sub-total	425,119	16,403	32,806	229,681	146,229

Other commitments:
York Property capital lease (2)	331,097	20,614	41,274	44,137	225,072
Operating lease obligations (3)	98,511	16,486	23,689	11,338	46,998
Note payable to Arcimboldo (4)	5,810	5,810	—	—	—
Employment arrangements (5)	10,496	5,136	5,360	—	—
Uncertain tax positions (6)	—	—	—	—	—

Sub-total	450,514	52,646	70,323	55,475	272,070

Total	$875,633	$69,049	$103,129	$285,156	$418,299

(1)

Represents the aggregate outstanding principal and semi-annual interest payments due on Sotheby’s senior unsecured debt. (See “Liquidity and Capital Resources” below for information related to Sotheby’s senior unsecured debt.)

(2)

Represents rental payments due under the York Property capital lease obligation. On February 6, 2009, Sotheby’s purchased the York Property and assumed an existing $235 million mortgage on the York Property. As a result of this transaction, Sotheby’s will derecognize the capital lease obligation and recognize the York Property mortgage obligation in its Consolidated Balance Sheet in the first quarter of 2009. (See “York Property” above.)

(3)	Represents rental payments due under Sotheby’s operating lease obligations.

(4)	Represents the remaining payment due under the sale and purchase agreement related to the acquisition of Noortman Master Paintings.

(5)

Represents the remaining commitment for future salaries related to employment arrangements with seven employees, which expire at various points between June 2009 and June 2011, excluding incentive bonuses and equity grants. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses under the Company’s incentive compensation programs which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, and continuation of benefits upon termination of employment under certain circumstances.

(6)

Sotheby’s liability for uncertain tax positions that would be settled by cash payments to the respective taxing authorities is $16 million, which is classified as long-term in the December 31, 2008 Consolidated Balance Sheet. This amount is excluded from the contractual obligations table above as management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note K of Notes to Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by Sotheby’s exceed the amount of any losses previously recognized on the auction guarantee. Additionally, Sotheby’s is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, Sotheby’s reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. Sotheby’s counterparties to these risk sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to credit-related losses in the event of nonperformance by these counterparties.

Under the terms of one auction guarantee where Sotheby’s incurred and recorded losses in the second and third quarters of 2008, Sotheby’s has the right to receive future auction consignments beginning in 2009 to recoup up to $5 million of the losses incurred. Sotheby’s has not recorded any benefit with respect to this gain contingency but will do so once the gain contingency is realized.

As of December 31, 2008, Sotheby’s had outstanding auction guarantees totaling $12.5 million, with the related property having pre-sale low and high estimates (1) of $13.1 million and $19.2 million, respectively. Sotheby’s financial exposure under these auction guarantees is reduced by $6.5 million as a result of risk sharing arrangements with unaffiliated partners. The property related to such auction guarantees is being offered at auctions in the first half of 2009. As of December 31, 2008, $1.4 million of the guaranteed amount had been advanced by Sotheby’s and was recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheet (see Note D of Notes to Consolidated Financial Statements). As of December 31, 2008 and 2007, the carrying amount of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees was approximately $0.2 million and $4.3 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. In the fourth quarter of 2008, the Company recognized auction guarantee losses of approximately $0.6 million related to sales occurring in February 2009 for auction guarantees that were entered into on or before December 31, 2008.

For the year ended December 31, 2008, Sotheby’s recognized auction guarantee losses of approximately $78 million. A significant portion of these losses were recognized in the second half of 2008, due in large part to the downturn in the international art market that began in September 2008 and were concentrated in the autumn sales of Contemporary, Impressionist and Asian Art.

As of February 18, 2009, Sotheby’s had outstanding auction guarantees totaling $7.5 million, with the related property having pre-sale low and high estimates (1) of $7.5 million and $11.1 million, respectively. Sotheby’s financial exposure under these auction guarantees is reduced by $6.4 million as a result of risk sharing arrangements with third parties. Substantially all of the property related to such auction guarantees is being offered at auctions in the first half of 2009. As of February 18, 2009, $0.3 million of the guaranteed amount had been advanced by Sotheby’s and will be recorded within Notes Receivable and Consignor Advances.

In response to the downturn in the international art market that began in September 2008, as well as the current uncertain and challenging economic environment, Sotheby’s has substantially reduced its use of auction guarantees for sales occurring in January and February 2009 when compared to the comparable sales occurring in 2008 and 2007. Sotheby’s expects to continue to significantly limit its use of auction guarantees for the foreseeable future. (See statement on Forward Looking Statements.)

(1)	Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

Lending Commitments

Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $1.6 million at December 31, 2008, of which $1 million is committed to an employee of Sotheby’s.

DERIVATIVE FINANCIAL INSTRUMENTS

In almost all cases, Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client payable balances and foreign currency denominated future auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception.

Additionally, in the first quarter of 2008, Sotheby’s purchased a foreign currency option contract to hedge the foreign currency risk associated with an amount that became payable to a consignor as a result of the sale of property at auction in the second quarter of 2008. In May 2008, Sotheby’s realized a $3.7 million gain as a result of the exercise of this option contract and recognized a related $3.5 million foreign currency loss on the settlement of the underlying consignor payable. The $3.7 million gain realized in the second quarter of 2008 was largely recognized as an unrealized gain in the first quarter of 2008 reflecting the change in fair value of the option contract during that period.

Exposures related to Sotheby’s foreign currency risks are centrally managed by its global treasury function. Sotheby’s outstanding forward exchange contracts and foreign currency option contracts, if any, are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at their fair values (see Note S of Notes to Consolidated Financial Statements). Changes in the fair value of these derivative financial instruments are recognized in the Consolidated Income Statements within Other Income (Expense).

At December 31, 2008, Sotheby’s had $154.8 million of notional value forward exchange and foreign currency option contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of Sotheby’s, but are used in the calculation of cash settlements under such contracts. Sotheby’s is exposed to credit-related losses in the event of nonperformance by the three counterparties to its forward exchange contracts, but Sotheby’s does not expect any counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

As of December 31, 2008, Sotheby’s Consolidated Balance Sheets included liabilities of $2.6 million recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of Sotheby’s outstanding forward exchange and foreign currency option contracts on that date. As of December 31, 2007, Sotheby’s Consolidated Balance Sheets included an asset of $0.5 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of Sotheby’s outstanding forward exchange contracts on that date.

CONTINGENCIES

For information related to Contingencies, see Note O of Notes to Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

For information related to Uncertain Tax Positions, see Note K of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents—As of December 31, 2008 Sotheby’s had cash and cash equivalents of approximately $253.5 million, which are invested on a short-term basis in the highest rated AAA U.S. Treasury money market funds and the highest rated overnight time deposits with major banks.

Bank Credit Facility—Sotheby’s has a senior secured credit agreement with an international syndicate of lenders arranged by Bank of America Securities N.A. (“BofA”) (the “BofA Credit Agreement”) that expires on September 7, 2010.

As of December 31, 2008, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $300 million. For the year ended December 31, 2008, the weighted average interest rate charged on outstanding borrowings under the BofA Credit Agreement was approximately 5.0%.

The borrowing capacity available under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by Sotheby’s in the U.S. and the U.K. plus 15% of Sotheby’s net tangible assets, as defined by the BofA Credit Agreement. Borrowings under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company’s subsidiaries in the U.S. and the U.K. Additionally, the BofA Credit Agreement contains financial covenants which limit capital expenditures and dividend payments, and which require Sotheby’s to maintain certain quarterly interest and leverage ratios. The BofA Credit Agreement also has certain non-financial covenants and restrictions. Management believes that Sotheby’s is in compliance with these covenants.

On February 4, 2009, as a result of the acceleration by RFR of the closing date of Sotheby’s purchase of the York Property (see “York Property” above) and the significant auction guarantee losses incurred by Sotheby’s in the second half of 2008, the BofA Credit Agreement was amended to provide for the following:

•

An increase in the maximum consolidated leverage ratio (as defined in the BofA Credit Agreement) from 3.5 to 4.25 for the twelve months ending March 31, 2009, 4.75 for the twelve months ending June 30, 2009, 5.0 for the twelve months ending September 30, 2009 and 3.75 for the twelve months ending December 31, 2009. In the first quarter of 2010, the maximum leverage ratio reverts to 3.5 for the remaining term of the BofA Credit Agreement.

•	A one-time adjustment to the calculation of the consolidated leverage ratio to exclude $53 million of auction guarantee losses incurred in the second half of 2008.

•

An increase of $15 million (from $10 million to $25 million) in the amount of cash payments related to certain non-recurring expenses that may be excluded from the calculation of Consolidated EBITDA, as defined by the BofA Credit Agreement.

•	An increase of $20 million (from $20 million to $40 million) in the available capacity for cash payments to repurchase long-term debt.

•

An increase in the interest rate charged on outstanding borrowings, which will now be LIBOR plus a margin between 3.25% and 4.5%, determined by reference to Sotheby’s leverage ratio. Prior to this amendment, the interest rate charged on outstanding borrowings was LIBOR plus 1.75%.

•	A reduction in the total borrowing capacity from $300 million to $250 million.

As a result of this amendment, Sotheby’s incurred fees of approximately $2 million, which will be amortized to interest expense over the remaining term of the BofA Credit Agreement.

Convertible Notes—On June 17, 2008, Sotheby’s issued $200 million aggregate principal amount of 3.125% Convertible Senior Notes, due June 15, 2013 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs.

The Convertible Notes bear interest at a rate of 3.125% per year, payable semi-annually in cash on June 15 and December 15 of each year. The principal amount of the Convertible Notes is payable in cash, shares of Sotheby’s common stock (“Common Stock”), or a combination thereof, at the option of Sotheby’s, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The conversion rate for the Convertible Notes is subject to adjustment for certain events. The maximum number of shares of Common Stock that may be issued upon conversion is approximately 5.8 million shares. The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter after the fiscal quarter ending September 30, 2008 (and only during such fiscal quarter), if, the closing price of the Common Stock exceeds 130% of the Conversion Price during a defined period at the end of the previous quarter, (2) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture). As of December 31, 2008, none of these conversion criteria have been met.

Upon conversion, Sotheby’s will pay or deliver, as the case may be, cash, shares of Common Stock or a combination thereof at its election. It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash.

Each of Sotheby’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the BofA Credit Agreement.

Senior Notes—On June 17, 2008, Sotheby’s issued $150 million aggregate principal amount of 7.75% Senior Notes (the “Senior Notes”), due June 15, 2015. The net proceeds from the issuance of the Senior Notes were approximately $145.9 million, after deducting the initial purchasers’ discounts and fees. The Senior Notes were issued at a discount and have an effective interest rate of 8%. Interest on the Senior Notes is payable semi-annually in cash on June 15 and December 15 of each year.

On December 23, 2008, Sotheby’s repurchased an aggregate principal amount of $19 million of its Senior Notes for a purchase price of $10.5 million (representing 56% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $7.8 million, which was recognized within Extinguishment of Debt (Net) in the Consolidated Income Statements in the fourth quarter of 2008. Additionally, Sotheby’s will realize annual interest expense savings of approximately $1.5 million beginning in 2009.

On January 27, 2009, Sotheby’s repurchased an additional $2.8 million of its Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of approximately $1 million, which will be reflected in Sotheby’s results in the first quarter of 2009.

Management will continue to monitor the market for its Senior Notes and may purchase additional Senior Notes opportunistically, as and when pricing is favorable, subject to the $40 million limitation imposed by the BofA Credit Agreement. (See statement on Forward Looking Statements.)

At any time before June 15, 2015, the Senior Notes will only be redeemable at the price specified in the Senior Notes Indenture, plus accrued and unpaid interest. In addition, at any time prior to June 15, 2011, Sotheby’s may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 107.75% plus accrued and unpaid interest. Also, if Sotheby’s experiences a Change of Control, Sotheby’s must offer to repurchase all of the Senior Notes then outstanding at 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest.

The Senior Notes Indenture also contains covenants that limit, among other things, Sotheby’s and its subsidiaries’ ability to: grant liens on their assets; enter into certain sale and leaseback transactions; and merge, consolidate or transfer or dispose of substantially all of their assets. Management believes that Sotheby’s is in compliance with these covenants.

Each of Sotheby’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the BofA Credit Agreement.

York Property Mortgage—As discussed above, on February 6, 2009, Sotheby’s purchased the York Property from RFR for an aggregate purchase price of $370 million. Sotheby’s financed the purchase price through $135 million in cash payments and the assumption of an existing $235 million mortgage. The York Property mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to pre-pay the mortgage on or about July 1, 2015.

Liquidity Requirements—Sotheby’s generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements.

Sotheby’s short-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, other short-term commitments to consignors (including auction guarantees), the funding of capital expenditures, the payment of any dividends, and interest payments on the York Property mortgage obligation, as well as the short-term commitments to be funded on or before December 31, 2009 included in the table of contractual obligations and commitments above, excluding the York Property capital lease obligation, which was extinguished on February 6, 2009.

Sotheby’s long-term operating needs and capital requirements include peak seasonal working capital requirements, the funding of notes receivable and consignor advances, the funding of capital expenditures and principal and interest payments on the York Property mortgage obligation, as well as the funding of Sotheby’s presently anticipated long-term contractual obligations and commitments outlined in the table of contractual obligations and commitments, excluding the York Property capital lease obligation, which was extinguished on February 6, 2009.

Management believes that operating cash flows, cash balances and borrowings available under the BofA Credit Agreement through its September 2010 expiration date will be adequate to meet its anticipated short-term and long-term commitments, operating needs and capital requirements. (See statement on Forward Looking Statements.)

DIVIDENDS

The following table summarizes dividends declared and paid for the years ended December 31, 2008, 2007 and 2006 (in thousands of dollars, except per share data):

Year Ended	Dividends Per Share	Dividends Declared and Paid
December 31, 2008	$0.60	$40,651
December 31, 2007	$0.50	$33,326
December 31, 2006	$0.20	$12,946

On February 26, 2009, Sotheby’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million), to be paid on March 16, 2009 to shareholders of record as of March 9, 2009.

Sotheby’s ability to pay quarterly dividends is assessed by management on a regular basis in reference to prevailing economic, financial, market and other conditions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continually evaluates its market risk associated with its financial instruments and derivative financial instruments (see above) during the course of its business. As of December 31, 2008, the Company’s financial instruments include cash and cash equivalents, restricted cash, notes receivable and consignor advances, trust assets related to the deferred compensation liability, the 7.75% Senior Notes, the 3.125% Convertible Notes, the deferred compensation liability and the note payable to Arcimboldo.

The Company believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to the Company’s cash flow, earnings and fair value related to financial instruments. (See statement on Forward Looking Statements.)

As of December 31, 2008, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $14.9 million.

The Company utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated auction guarantee obligations. At December 31, 2008, the Company had $154.8 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to its forward exchange and foreign currency option contracts, but the Company does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Instruments” above and Note B of Notes to Consolidated Financial Statements.)

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for Sotheby’s in the first quarter of 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on Sotheby’s Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157, “Fair Value Measurements,” as it applies to non-financial assets and liabilities from January 1, 2008 to January 1, 2009. Management is evaluating the impact of adopting SFAS No. 157 as it relates to Sotheby’s non-financial assets and liabilities, as well as the impact of adopting FASB FSP 157-2.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which further illustrates key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 became effective on October 10, 2008 and is applicable to all periods for which financial statements have not yet been issued. Management has adopted FSP 157-3 and applied its guidance, as applicable.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” Effective for Sotheby’s in the first quarter of 2009, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Management is evaluating the impact of adopting SFAS No. 161 on Sotheby’s Consolidated Financial Statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for Sotheby’s in the first quarter of 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification in Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Upon adoption of FSP APB 14-1 on January 1, 2009, Sotheby’s will record a debt discount of approximately $35 million related to the Convertible Notes and an increase to Additional Paid-In Capital of approximately $18 million (net of taxes) to reflect the conversion feature of the Convertible Notes. Sotheby’s will record a cumulative effect adjustment of approximately $2 million (net of taxes) to the January 1, 2009 balance of Retained Earnings reflecting the amortization of the debt discount between the date that the Convertible Notes were issued and the date that FSP APB 14-1 is adopted. The remaining debt discount will subsequently be amortized over the remaining life of the Convertible Notes using the effective interest rate method. For the year ending December 31, 2009, as a result of the adoption of FSP APB 14-1, Sotheby’s expects an increase in interest expense of approximately $7 million due to the amortization of the debt discount attributable to the Convertible Notes. (See statement on Forward Looking Statements.)

In March 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Effective for Sotheby’s in the first quarter of 2009, EITF No. 07-5 defines when adjustment features within contracts are considered to be equity- indexed. Early adoption of this standard is not permitted. Management does not believe that the adoption of this standard will not have an effect on Sotheby’s Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 for intangible assets acquired after adoption. Under FSP FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements or market participant assumptions in the absence of historical experience. FSP FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Management is evaluating the impact of adopting this standard on Sotheby’s Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

This Form 10-K contains certain forward looking statements; as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of Sotheby’s. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which management believes could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed below under Part I, Item 1A, “Risk Factors,” which are not ranked in any particular order.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the caption contained in Item 7.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SOTHEBY’S
New York, New York

We have audited the accompanying consolidated balance sheets of Sotheby’s and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and changes in shareholders’ equity, for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby’s and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note N to the consolidated financial statements, the Company adopted the measurement date provision and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board Statement No. 87, 88, 106 and 132 (R),” effective January 1, 2008 and December 31, 2006, respectively. In addition, as discussed in Note K to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” effective January, 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP

New York, New York
February 26, 2009

SOTHEBY’S
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31	2008	2007	2006
Revenues:
Auction and related revenues	$616,625	$833,128	$631,344
Finance revenues	14,183	17,025	15,864
Dealer revenues	55,596	62,766	12,776
License fee revenues	3,438	2,960	2,922
Other revenues	1,717	1,843	1,903

Total revenues	691,559	917,722	664,809

Expenses:
Direct costs of services	95,410	80,400	63,303
Dealer cost of sales	61,978	49,161	6,060
Marketing expenses	19,662	19,792	12,851
Salaries and related costs	240,126	293,720	226,410
General and administrative expenses	176,004	166,539	136,244
Depreciation and amortization expense	24,845	22,101	22,783
Impairment loss	13,189	14,979	—
Restructuring charges	4,312	—	—
Antitrust related matters	(18,385)	—	—
Gain on sale of land and buildings	—	(4,752)	—

Total expenses	617,141	641,940	467,651

Operating income	74,418	275,782	197,158
Interest income	8,333	14,456	5,891
Interest expense	(36,682)	(28,622)	(33,039)
Extinguishment of debt (net)	5,364	—	—
Insurance recovery	—	20,000	—
Other (expense) income	(2,956)	1,403	(4,227)

Income from continuing operations before taxes	48,477	283,019	165,783
Income tax expense	22,347	72,512	60,050
Equity in earnings of investees, net of taxes	2,139	2,632	1,626

Income from continuing operations	28,269	213,139	107,359

Discontinued operations:
Loss from discontinued operations before taxes	—	—	(504)
Income tax benefit	—	—	(194)

Loss from discontinued operations	—	—	(310)

Net income	$28,269	$213,139	$107,049

Basic earnings per share:
Earnings from continuing operations	$0.44	$3.34	$1.78
Loss from discontinued operations	—	—	(0.01)

Basic earnings per share	$0.44	$3.34	$1.77

Diluted earnings per share:
Earnings from continuing operations	$0.43	$3.25	$1.73
Loss from discontinued operations	—	—	—

Diluted earnings per share	$0.43	$3.25	$1.72

Cash dividends paid per common share	$0.60	$0.50	$0.20

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

December 31	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$253,468	$348,253
Restricted cash	25,561	14,879
Accounts receivable, net of allowance for doubtful accounts of $9,906 and $6,252	544,324	835,387
Notes receivable and consignor advances, net of allowance for credit losses of $1,213 and $1,028	152,224	117,642
Inventory	186,589	205,969
Deferred income taxes	23,315	15,529
Income tax receivable	20,767	1,021
Prepaid expenses and other current assets	20,661	26,922

Total Current Assets	1,226,909	1,565,602

Non-Current Assets:
Notes receivable	24,668	58,738
Fixed assets, net of accumulated depreciation and amortization of $182,271 and $178,905	206,206	222,310
Goodwill	14,202	28,080
Intangible assets, net of accumulated amortization of $3,412 and $1,465	3,471	5,820
Equity method investments	18,416	19,860
Deferred income taxes	74,332	65,948
Trust assets related to deferred compensation liability	33,191	31,818
Pension asset	11,221	14,010
York Property deposit	50,000	—
Other assets	16,715	7,918

Total Assets	$1,679,331	$2,020,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$411,713	$773,685
Accounts payable and accrued liabilities	101,856	122,896
Accrued salaries and related costs	26,713	79,579
Settlement liabilities	—	22,651
Accrued income taxes	13,606	67,462
Deferred income taxes	1,293	—
Other current liabilities	8,611	8,589

Total Current Liabilities	563,792	1,074,862

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $1,626 and $112	329,267	99,888
York Property capital lease obligation	163,808	167,190
Deferred gain on sale of York Property	14,859	15,988
Pension liabilities	2,320	2,454
Deferred income taxes	2,947	5,223
Accrued income taxes	13,658	7,470
Deferred compensation liability	31,469	31,073
Other liabilities	3,549	11,939

Total Liabilities	1,125,669	1,416,087

Commitments and contingencies (see Note O)
Shareholders’ Equity:
Common Stock, $0.10 par value	6,718	6,647
Authorized shares at December 31, 2008—200,000,000
Issued and outstanding shares at December 31, 2008—67,279,925
Issued and outstanding shares at December 31, 2007—66,563,771
Additional paid-in capital	272,694	249,453
Retained earnings	325,478	338,004
Accumulated other comprehensive (loss) income	(51,228)	9,913

Total Shareholders’ Equity	553,662	604,017

Total Liabilities and Shareholders’ Equity	$1,679,331	$2,020,104

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

Year Ended December 31	2008	2007	2006
Operating Activities:
Net income*	$28,269	213,139	107,049
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization expense	24,845	22,101	22,783
Gain on sale of land and buildings	—	(4,752)	—
Benefit on extinguishment of debt	(7,841)	—	—
Impairment loss	13,189	14,979	—
Equity in earnings of investees	(2,139)	(2,632)	(1,626)
Deferred income tax expense (benefit)	618	(25,608)	23,347
Stock compensation expense	30,396	28,163	15,830
Net pension (benefit) expense	(4,045)	11,605	6,897
Asset provisions	34,081	6,790	4,320
Antitrust related matters	(18,385)	—	—
Amortization of discount related to antitrust matters	—	941	2,679
Excess tax benefits from stock-based compensation	(1,086)	(15,693)	(14,871)
Other	(163)	(205)	658
Changes in assets and liabilities:
Accounts receivable	198,020	(443,307)	(21,653)
Due to consignors	(301,073)	200,080	170,458
Inventory	(20,923)	(84,859)	(17,177)
Prepaid expenses and other current assets	(614)	732	(8,896)
Other long-term assets	(1,470)	787	(904)
Trust assets related to the deferred compensation liability	(1,374)	(30,492)	—
Settlement liabilities	(4,266)	(24,065)	(19,009)
Income tax receivable and deferred income tax assets	(20,489)	(1,546)	5,105
Accrued income taxes and deferred income tax liabilities	(47,465)	62,951	8,507
Accounts payable and accrued liabilities and other liabilities	(73,563)	33,746	(13,084)

Net cash (used) provided by operating activities	(175,478)	(37,145)	270,413

Investing Activities:
Funding of notes receivable and consignor advances	(377,216)	(306,241)	(280,735)
Collections of notes receivable and consignor advances	371,388	352,381	219,266
Purchases of short-term investments	—	(385,275)	(312,183)
Proceeds from maturities of short-term investments	—	511,317	186,141
Capital expenditures	(24,192)	(17,396)	(12,719)
Proceeds from the sale of land and buildings	—	6,163	—
Funding of York Property deposit	(50,000)	—	—
Acquisition, net of cash acquired	(193)	(1,728)	—
Distributions from equity investees	5,333	7,568	5,434
Increase in restricted cash	(8,828)	(3,049)	(3,061)

Net cash (used) provided by investing activities	(83,708)	163,740	(197,857)

Financing Activities:
Proceeds from revolving credit facility borrowings	390,000	—	398,673
Repayments of revolving credit facility borrowings	(390,000)	—	(435,158)
Repayment of 6.98% Senior Unsecured Debt	(100,000)	—	—
Proceeds from 3.125% Convertible Senior Notes, net of debt issuance cost of $5,700	194,300	—	—
Proceeds from 7.75% Senior Notes, net of debt issuance costs and discount of $4,145	145,855	—	—
Repayment of 7.75% Senior Notes	(10,578)	—	—
Premiums paid for the purchase of common stock call options	(40,600)	—	—
Proceeds received from sale of common stock warrants	22,300	—	—
Repurchase of common stock	—	—	(212)
Dividends paid	(40,651)	(33,326)	(12,946)
Repayment of acquiree bank debt	—	—	(9,531)
Decrease in York Property capital lease obligation	(1,796)	(1,619)	(1,437)
Proceeds from exercise of employee stock options	339	18,557	66,987
Excess tax benefits from stock-based compensation	1,086	15,693	14,871

Net cash provided (used) by financing activities	170,255	(695)	21,247

Effect of exchange rate changes on cash and cash equivalents	(5,854)	1,259	2,335
(Decrease) increase in cash and cash equivalents	(94,785)	127,159	96,138
Cash and cash equivalents at beginning of period	348,253	221,094	124,956

Cash and cash equivalents at end of period	$253,468	$348,253	$221,094

* Net loss from discontinued operations	$—	$—	$(310)

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Thousands of dollars)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation Expense	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	$5,777	$73,597	$65,952	$(7,876)	$(11,174)	$126,276
Comprehensive income:
Net income			107,049			107,049
Other comprehensive loss, net of tax:
Foreign currency translation adjustments					12,841	12,841

Total comprehensive income						119,890

Recognition of funded status of defined benefit pension plans upon adoption of SFAS No. 158					(63,555)	(63,555)
Repurchase of common stock		(212)				(212)
Issuance of common stock in acquisition	195	41,180				41,375
Stock options exercised	395	66,592				66,987
Stock option expense		1,389				1,389
Elimination of deferred compensation expense upon adoption of FASB 123R		(7,876)		7,876		—
Restricted stock shares issued	127	(127)				—
Restricted stock shares withheld to satisfy employee tax obligations	(22)	(5,852)				(5,874)
Restricted stock shares forfeited	(1)	1				—
Restricted stock compensation expense		13,226				13,226
Net tax benefit associated with stock option exercises and the vesting of restricted stock shares		14,871				14,871
Shares issued to directors	2	258				260
Cash dividends declared, $0.20 per common share			(12,946)			(12,946)

Balance at December 31, 2006	6,473	197,047	160,055	—	(61,888)	301,687

Comprehensive income:
Net income			213,139			213,139
Other comprehensive loss, net of tax:
Foreign currency translation adjustments					16,625	16,625
Net unrealized gains related to defined benefit pension plans					50,804	50,804
Amortization of previously unrecognized prior service costs and net losses related to defined benefit pension plans					4,372	4,372

Total comprehensive income						284,940

Cumulative effect of change in accounting for uncertainty in income taxes			(1,864)			(1,864)
Stock options exercised	123	18,434				18,557
Stock option expense		295				295
Restricted stock shares issued	75	548				623
Restricted stock shares withheld to satisfy employee tax obligations	(23)	(9,323)				(9,346)
Restricted stock shares forfeited	(1)	1				—
Restricted stock compensation expense		26,397				26,397
Net tax benefit associated with stock option exercises and the vesting of restricted stock shares		15,693				15,693
Shares issued to directors		361				361
Cash dividends declared, $0.50 per common share			(33,326)			(33,326)

Balance at December 31, 2007	$6,647	$249,453	$338,004	$—	$9,913	$604,017

Comprehensive loss:
Net income			28,269			28,269
Other comprehensive loss, net of tax:
Foreign currency translation adjustments					(55,062)	(55,062)
Net unrealized losses related to defined benefit pension plans					(6,341)	(6,341)
Amortization of previously unrecognized prior service costs and net losses related to defined benefit pension plans					63	63

Total comprehensive loss						(33,071)

Impact of change in measurement date for defined benefit pension plan in accordance with SFAS No. 158			(144)		199	55
Stock options exercised	3	299				302
Stock option expense		14				14
Restricted stock shares issued	101	1,021				1,122
Restricted stock shares withheld to satisfy employee tax obligations	(28)	(8,152)				(8,180)
Restricted stock shares forfeited	(5)	5				—
Restricted stock compensation expense		29,950				29,950
Net tax shortfall associated with stock option exercises and the vesting of restricted stock shares		(148)				(148)
Shares issued to directors		451				451
Purchases of common stock call options, net of tax		(22,499)				(22,499)
Sale of common stock warrants		22,300				22,300
Cash dividends declared, $0.60 per common share			(40,651)			(40,651)

Balance at December 31, 2008	$6,718	$272,694	$325,478	$—	$(51,228)	$553,662

See accompanying Notes to Consolidated Financial Statements.

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization and Business

Sotheby’s (or together with its subsidiaries, unless the context otherwise requires, the “Company”) is one of the world’s two largest auctioneers of authenticated fine art, antiques and decorative art, jewelry and collectibles. In addition to auctioning, the Company’s Auction segment is engaged in a number of related activities, including the brokering of private purchases and sales of fine art, jewelry and collectibles. The Company also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in licensing activities. (See Note C for additional information related to the Company’s reportable segments.)

Note B—Summary of Significant Accounting Policies

Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby’s and its wholly-owned subsidiaries, as well as those of an entity of which the Company was the primary beneficiary prior to May 12, 2008 in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised, which was adopted January 1, 2004 (see Note R). Intercompany transactions and balances have been eliminated. Equity investments in which the Company has significant influence over the investee, but does not have control and is not the primary beneficiary, are accounted for using the equity method (see Note E).

Income Statement Presentation—Marketing Expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of important cultural institutions. For the years ended December 31, 2008, 2007 and 2006, corporate marketing expenses totaled $16.1 million, $16.4 million and $10.9 million, respectively. For the years ended December 31, 2008, 2007 and 2006, the cost of strategic sponsorships totaled $3.6 million, $3.4 million and $2 million, respectively.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income statement amounts are translated using weighted average monthly exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded in the Consolidated Balance Sheets within Accumulated Other Comprehensive Income (Loss) until the subsidiary is sold or liquidated.

Revenue Recognition (Auction and Related Revenues)—The principal components of Auction and Related Revenues are: (1) auction commission revenues, (2) private sale commissions and (3) principal activities. The revenue recognition policy for each of these is described below.

(1) Auction Commission Revenues—In its role as auctioneer, the Company principally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, bills the buyer for property purchased, receives payment from the buyer and remits to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses and applicable taxes and royalties. The Company’s commissions include those earned from the buyer (“buyer’s premium”) and those earned from the consignor (“seller’s commission”), both of which are calculated as a percentage of the hammer price of property sold at auction. Buyer’s premium and seller’s commission revenues are recognized at the time of the auction sale (i.e., when the auctioneer’s hammer falls) and are recorded net of commissions owed to third parties. Commissions owed to third parties are principally the result of situations when auction commissions are shared with consignors or with the Company’s partners in auction guarantees.

(2) Private Sale Commissions—Private sale commissions are earned through the brokering of fine art, jewelry and collectible purchases and sales and are recognized when an agreement with the purchaser is finalized and the Company has fulfilled its obligations with respect to the transaction.

(3) Principal Activities—Auction segment principal activities consist mainly of gains and losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is offered or sold at auction, (ii) any subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction and (iii) any subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction. The overage or shortfall related to guaranteed property is generally recognized in the period in which the property is offered at auction. However, a shortfall is recognized prior to the date of the auction if management determines that a loss related to an auction guarantee is probable. Writedowns to the carrying value of previously guaranteed property held in inventory are recognized in the period in which management determines that a permanent decline in the estimated realizable value of the property has occurred. Recoveries or losses resulting from the subsequent sale of previously guaranteed property are recognized in the period in which the sale is completed; title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction.

To a much lesser extent Auction segment principal activities includes gains and losses related to the sale of other Auction segment inventory, as well as any writedowns to the carrying value of such inventory, which consists of objects obtained incidental to the auction process primarily as a result of defaults by purchasers after the consignor has been paid. Gains and losses related to the sale of such Auction inventory are recognized in the period in which the sale is completed; title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction. Writedowns to the carrying value of such Auction segment inventory are recognized in the period in which management determines that a permanent decline in the estimated realizable value of the property has occurred.

Revenue Recognition (Finance Revenues)—Finance revenues consist principally of interest income earned on Notes Receivable and Consignor Advances. Such interest income is recognized when earned based on the amount of the outstanding loan and the length of time the loan was outstanding during the period. Where there is doubt regarding the ultimate collectibility of the principal for impaired loans, interest income is no longer recognized and any cash receipts subsequently received are thereafter directly applied to reduce the recorded investment in the loan.

Revenue Recognition (Dealer Revenues)—Dealer Revenues consist of revenues earned from the sale of Dealer segment inventory and the Company’s share of gains or losses resulting from the sale of property purchased by art dealers through unsecured loans from the Company. Dealer inventory consists principally of property held by Noortman Master Paintings (or “NMP”), an art dealer specializing in Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings, and objects purchased for investment purposes.

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

Sales, Use and Value Added Taxes—Sales, use and value added taxes assessed by governmental authorities that are both imposed on and concurrent with revenue-producing transactions between the Company and its clients are reported on a net basis within revenues.

Direct Costs of Services—Direct costs of services consists largely of sale specific marketing costs such as auction catalogue production and distribution expenses and sale advertising and promotion expenses, which are expensed at the time of the sale. Also included in direct costs of services are sale- related shipping expenses, which are expensed when incurred.

Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method. Under this method, the Company applied SFAS No. 123R to account for compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption.

In 2006, the Company elected to adopt the alternative transition method provided in SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon the adoption of SFAS No. 123R.

Stock-based compensation expense related to restricted stock shares and restricted stock units issued pursuant to the Company’s Restricted Stock Unit Plan is generally determined based on the closing price of the shares issued on the business day immediately prior to the date of grant. Subsequent to the date of grant, compensation expense is amortized to Salaries and Related Costs over the corresponding graded vesting period.

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

(See Note M for additional information on the Company’s restricted stock and employee stock option plans.)

Earnings Per Share—Basic earnings per share is calculated by dividing net income by the weighted average number of outstanding shares of common stock. The weighted average number of shares used for calculating basic and diluted earnings per share, which excludes shares issued as contingent consideration in the acquisition of NMP, is as follows:

Year Ended December 31	2008	2007	2006
	(In millions)
Basic weighted average shares outstanding	64.6	63.8	60.3
Dilutive effect of unvested restricted stock and stock options	0.9	1.8	1.8

Diluted weighted average shares outstanding	65.5	65.6	62.1

For the years ended December 31, 2008, 2007 and 2006, there were no reconciling items between the net income used in calculating basic and diluted earnings per share.

Comprehensive Income (Loss)—SFAS No. 130, “Reporting Comprehensive Income,” requires certain transactions to be included as adjustments to net income (loss) in order to report comprehensive income (loss). For the years ended December 31, 2008, 2007 and 2006, the Company’s Comprehensive Income includes the Net Income for the period, as well as Other Comprehensive Income (Loss), and is reported in the Consolidated Statements of Changes in Shareholders’ Equity. For the years ended December 31, 2008, 2007 and 2006, Other Comprehensive Income (Loss) principally includes unrealized gains and losses related to the Company’s defined benefit pension plans that arise during the period but are not recognized as components of net pension cost pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” (see Note N), as well as the change in the foreign currency translation adjustment account during the period. Such amounts are included on a cumulative basis in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Unrealized gains or losses recognized in Accumulated Other Comprehensive Income (Loss) related to the Company’s defined benefit plans are adjusted as they are subsequently recognized as components of net pension cost pursuant to the recognition and amortization provisions of SFAS No. 87, “Employer’s Accounting for Pensions”.

Cash and Cash Equivalents—As of December 31, 2008, Cash equivalents are liquid investments consisting of United States (“U.S.”) Treasury money market funds with original maturities of three months or less and the highest rated overnight time deposits with major banks. As of December 31, 2007, Cash equivalents were composed primarily of bank and time deposits and other short-term investments with maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value.

Restricted Cash—Restricted Cash principally consists of amounts or deposits whose use is restricted by either law or contract and as of December 31, 2008 included net auction proceeds owed to consignors in certain non-U.S. jurisdictions. As of December 31, 2007, Restricted Cash also included deposits supporting rental obligations in the United Kingdom (the “U.K.”).

Allowance for Doubtful Accounts—Management evaluates its allowance for doubtful accounts regularly and also evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company. The amount of the required allowance is based on the facts available to management, including the value of any property held as collateral, and is reevaluated and adjusted as additional information is received. Allowances are also established for probable losses inherent in the remainder of the accounts receivable balance.

Based on available information, management believes that the allowance for doubtful accounts as of December 31, 2008 is adequate to cover uncollectible balances. However, actual losses related to uncollected debts may ultimately exceed the recorded allowance.

Allowance for Credit Losses—Management evaluates its allowance for credit losses regularly and also evaluates specific loans when it becomes aware of a situation where a borrower may not be able to repay the loan. The amount of the required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Secured loans that may not be collectible are analyzed based on the estimated realizable value of the collateral securing each loan, as well as the ability of the borrower to repay the loan. An allowance is established for secured loans that management believes are under-collateralized, and with respect to which the under-collateralized amount may not be collectible from the borrower. Unsecured loans are analyzed based on management’s estimate of the current collectibility of each loan, taking into account the ability of the borrower to repay the loan. An allowance is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan losses (See Note D.)

Inventory—Inventory consists of property owned by the Dealer and Auction segments. Dealer inventory consists principally of property owned by NMP and objects purchased for investment purposes. Auction inventory consists principally of objects obtained as a result of the failure of guaranteed property to sell at auction and, to a lesser extent, objects obtained incidental to the auction process primarily as a result of defaults by purchasers after the consignor has been paid.

Inventory is valued on a specific identification basis at the lower of cost or management’s estimate of realizable value. If management determines that the estimated realizable value of the specific artworks held in inventory is less than the carrying value, the Company records a loss in the Auction or Dealer segment, as appropriate, to reduce the carrying value of the specific artwork to the lower of its cost or management’s estimate of realizable value. Any losses related to Auction segment Inventory are reflected in the Principal Activities line within Auction and Related Revenues, and any losses related to Dealer segment Inventory are reflected within Dealer Cost of Sales.

As of December 31, 2008 and 2007, the Company’s Consolidated Balance Sheets included Inventory with a carrying value of $186.6 million (approximately 11% of total assets) and $206 million (approximately 10% of total assets), respectively. In determining the estimated realizable value of artworks held in Inventory, management relies upon the opinions of the Company’s specialists, who consider the following complex array of factors when valuing artworks:

•	Whether the work is expected to be offered at auction or sold privately.

•	The current and expected future demand for the work of art, taking into account changing trends in the art market as to which collecting categories and artists are most sought after.

•	Recent sale prices achieved in the art market for comparable works within a particular collecting category and/or by a particular artist.

Due to the inherent subjectivity involved in estimating the value of artworks, management’s judgment about the estimated realizable value of specific artworks in the Company’s Inventory may prove, with the benefit of hindsight, to be inaccurate.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized total Auction and Dealer segment Inventory writedowns of $33.7 million, $8.2 million and $4.5 million, respectively.

Fixed Assets—Fixed Assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leaseholds improvements are amortized using the straight-line method over the lesser of the life of the related lease or the estimated useful life of the improvement. Computer software consists of the capitalized cost of purchased computer software, as well as direct external and internal computer software development costs incurred in the acquisition or development of software for internal use. These costs are amortized on a straight-line basis over the estimated useful life of the software. (See Note F.)

Goodwill—Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of October 31 and between annual tests if indicators of potential impairment exist. An impairment loss is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. Fair values are established using a discounted cash flow methodology. (See Note G.)

Intangible Assets—Intangible assets are amortized over their estimated useful lives unless such lives are deemed indefinite. If indicators of potential impairment exist, intangible assets with defined useful lives are tested for impairment based on management’s estimates of undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment as of October 31 and written down to fair value as required. (See Note H.)

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

Valuation of Deferred Tax Assets—The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. (See Note J.)

Auction Guarantees—The liability related to outstanding auction guarantees represents the estimated fair value of the Company’s obligation to perform under such auction guarantees and is recorded within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets. The fair value of the auction guarantee liability is estimated based on an analysis of historical loss experience related to auction guarantees. (See Note P.)

Defined Benefit Pension Plans—The Company sponsors defined benefit pension plans for certain of its employees. Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Effective January 1, 2008, the Company adopted the measurement date provision of SFAS No. 158 and revalued the plan assets and benefit obligations of the defined benefit pension plan covering most of its U.K. employees (the “U.K Pension Plan”) as of the date of adoption. Prior to the adoption of the measurement date provision of SFAS No. 158, the Company used a September 30th measurement date for the U.K. Pension Plan. (See Note N.)

Financial Instruments—The Company’s financial instruments include Cash and Cash Equivalents, Restricted Cash, Notes Receivable and Consignor Advances (see Note D), trust assets related to the Company’s deferred compensation liability (see Note N), Long-Term Debt (see Note I) and the Company’s deferred compensation liability (see Note N).

The carrying amounts of Cash and Cash Equivalents, Restricted Cash and Notes Receivable and Consignor Advances do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments.

The Company’s deferred compensation liability and the trust assets related to the deferred compensation liability are recorded in the Consolidated Balance Sheets at their fair values.

See Note I for information on the fair value of the Company’s Long-Term Debt.

Derivative Financial Instruments—In almost all cases, the Company utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client payable balances and foreign currency denominated future auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception.

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

Exposures related to the Company’s foreign currency risks are centrally managed by its global treasury function. The Company’s outstanding forward exchange contracts and foreign currency option contracts, if any, are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Consolidated Balance Sheets at their fair values (see Note S). Changes in the fair value of these derivative financial instruments are recognized in the Consolidated Income Statements within Other Income (Expense).

At December 31, 2008, the Company had $154.8 million of notional value forward exchange and foreign currency option contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to its forward exchange and foreign currency option contracts,

As of December 31, 2008, the Consolidated Balance Sheets included liabilities of $2.6 million recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of the Company’s outstanding forward exchange and foreign currency option contracts on that date. As of December 31, 2007, the Consolidated Balance Sheets included an asset of $0.5 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of the Company’s outstanding forward exchange contracts on that date.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and could change in the short-term.

Recently Issued Accounting Standards—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective as of January 1, 2008 for companies that elected to adopt this standard. Management has elected not to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company in the first quarter of 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in their financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” Effective for the Company in the first quarter of 2009, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Management is evaluating the impact of adopting SFAS No. 161 on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company in the first quarter of 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification in Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Upon adoption of FSP APB 14-1 on January 1, 2009, the Company will record a debt discount of approximately $35 million related to its 3.125% Convertible Notes (see Note I) and an increase to Additional Paid-In Capital of approximately $18 million (net of taxes) to reflect the conversion feature of the 3.125% Convertible Notes. Additionally, the Company will record a cumulative effect adjustment of approximately $2 million (net of taxes) to the January 1, 2009 balance of Retained Earnings reflecting the amortization of the debt discount between the date that the 3.125% Convertible Notes were issued and the date that FSP APB 14-1 is adopted. The remaining debt discount will subsequently be amortized over the remaining life of the 3.125% Convertible Notes using the effective interest rate method.

In March 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Effective for the Company in the first quarter of 2009, EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. Early adoption of this standard is not permitted. Management does not believe that the adoption of this standard will not have an effect on the Company’s Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 for intangible assets acquired after adoption. Under FSP FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements or market participant assumptions in the absence of historical experience. FSP FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Management is evaluating the impact of adopting this standard on the Company’s Consolidated Financial Statements.

See Note S for information regarding SFAS No. 157, “Fair Value Measurements,” and FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” and FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”

Note C—Segment Reporting

The Company’s operations are organized under three reportable segments—Auction, Finance and Dealer. The Company’s segments are business units that offer different services and require different resources and strategies. The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer and the senior executives of each segment, regularly evaluates financial information about each segment in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before taxes, excluding the unallocated items highlighted below in the reconciliation of segment income to income from continuing operations before taxes.

The Auction segment is an aggregation of Auction operations in North America, Europe and Asia, which have similar economic characteristics and are similar in service, customers and the way in which services are provided.

The Auction segment conducts auctions of fine art, antiques and decorative art, jewelry and collectibles. In its role as an auctioneer, the Auction segment identifies, evaluates and appraises works of art through its international staff of specialists; stimulates purchaser interest through professional marketing techniques; and matches sellers and buyers through the auction process. In addition to auctioning, the Auction segment is engaged in a number of related activities including the brokering of private purchases and sales of art, jewelry and other collectibles.

The Finance segment provides art-related financing generally secured by works of art that the Company either has in its possession or that the Company permits the borrower to possess.

The Dealer segment’s activities include:

•

The activities of Noortman Master Paintings, an art dealer specializing in Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings, that was acquired in June 2006. NMP is based in Maastricht, The Netherlands. As an art dealer, NMP sells works of art directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art.

•	The investment in and resale of art and other collectibles directly by the Company.

•

The investment in art through unsecured loans made by the Company to unaffiliated art dealers. The property purchased pursuant to such unsecured loans is sold privately or at auction, with any profit or loss shared by Sotheby’s and the unaffiliated art dealer.

•	The activities of certain equity investees, including Acquavella Modern Art. (See Note E.)

All Other primarily includes amounts related to the Company’s licensing activities and other ancillary businesses.

The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies (see Note B). Auction segment revenues are generally attributed to geographic areas based on the location of the actual sale. Dealer segment revenues are generally attributed to geographic areas based on the location of the entity that holds legal title to the property sold. Finance segment revenues are attributed to geographic areas based on the location of the entity that originated the loan.

The following tables present the Company’s segment information for the years ended December 31, 2008, 2007 and 2006:

Year Ended December 31, 2008	Auction	Finance	Dealer	All Other	Reconciling Items*	Total
	(Thousands of dollars)
Revenues	$616,625	$17,496	$55,596	$5,155	$(3,313)	$691,559
Interest income	$14,205	$(9)	$—	$2	$(5,865)	$8,333
Interest expense	$36,209	$—	$473	$—	$—	$36,682
Depreciation and amortization	$22,679	$178	$1,967	$21	$—	$24,845
Segment income (loss)**	$60,471	$5,194	$(27,599)	$1,280	$9,131	$48,477
Year Ended December 31, 2007
Revenues	$833,128	$19,129	$62,766	$4,803	$(2,104)	$917,722
Interest income	$23,745	$1	$—	$321	$(9,611)	$14,456
Interest expense	$26,799	$—	$802	$80	$941	$28,622
Depreciation and amortization	$19,898	$220	$1,968	$15	$—	$22,101
Segment income (loss)**	$268,351	$4,198	$(9,940)	$1,020	$19,390	$283,019
Year Ended December 31, 2006
Revenues	$631,344	$16,974	$12,776	$4,825	$(1,110)	$664,809
Interest income	$16,309	$1	$17	$7	$(10,443)	$5,891
Interest expense	$29,828	$—	$422	$110	$2,679	$33,039
Depreciation and amortization	$20,927	$62	$1,779	$15	$—	$22,783
Segment income	$164,962	$1,622	$1,681	$2,061	$(4,543)	$165,783

*

The reconciling items related to Revenues represent charges between the Finance segment and the Auction segment for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment Revenues and in Auction segment Direct Costs. The reconciling items in Interest Expense represents the amortization of interest charges related to the DOJ antitrust fine and certain related civil litigation (see Note Q). The reconciling items related to segment income are explained in the table below.

**	Dealer segment results in 2008 and 2007 include impairment losses of $13.2 million and $15 million related to NMP’s Goodwill and Intangible Assets (see Notes G and H).

The table below presents a reconciliation of segment income to consolidated income from continuing operations before taxes for the years ended December 31, 2008, 2007 and 2006:

Year Ended December 31	2008	2007	2006
	(Thousands of dollars)
Auction	$60,471	$268,351	$164,962
Finance	5,194	4,198	1,622
Dealer	(27,599)	(9,940)	1,681
All Other	1,280	1,020	2,061

Segment income	39,346	263,629	170,326
Unallocated amounts and reconciling items:
Insurance recovery (see Note G)*	—	20,000	—
Gain on sale of land and buildings (see Note F)	—	4,752	—
Extinguishment of debt (net) (see Note I)	(5,364)	—	—
Antitrust related recoveries (expenses), net (see Note Q)	18,385	(101)	806
Amortization of interest related to Antitrust matters (see Note Q)	—	(941)	(2,679)
Equity in earnings of investees**	(3,890)	(4,320)	(2,670)

Income from continuing operations before taxes	$48,477	$283,019	$165,783

*

In conjunction with the acquisition of Noortman Master Paintings, the Company purchased a key man life insurance policy of $20 million covering Robert C. Noortman, who was the Managing Director of NMP. Mr. Noortman died unexpectedly on January 14, 2007. As a result of Mr.

Noortman’s death, the Company became entitled to the $20 million death benefit under the policy and, accordingly, recorded this amount as non-operating income in its Consolidated Income Statement in the first quarter of 2007. The Company collected these insurance proceeds in April 2007.

**

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included above in Dealer segment income, but are presented net of taxes in the Consolidated Income Statements below Income from Continuing Operations Before Taxes.

The table below presents geographic information about the Company’s revenues for the years ended December 31, 2008, 2007 and 2006:

Year Ended December 31	2008	2007	2006
	(Thousands of dollars)
United States	$227,603	$371,514	$312,495
United Kingdom	296,657	352,458	231,462
China	52,331	59,550	40,498
France	41,582	30,803	15,318
Other Countries *	76,699	105,501	66,146
Reconciling item:
Intercompany revenue earned by Finance from Auction	(3,313)	(2,104)	(1,110)

Total	$691,559	$917,722	$664,809

*	No other individual country exceeds 5% of total revenues for any of the periods presented.

The table below presents assets for the Company’s segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2008 and 2007:

December 31	2008	2007
	(Thousands of dollars)
Auction	$1,258,468	$1,630,756
Finance	182,976	160,564
Dealer	119,320	145,121
All Other	153	1,165

Total segment assets	1,560,917	1,937,606
Unallocated amounts:
Deferred tax assets and income tax receivable	118,414	82,498

Consolidated assets	$1,679,331	$2,020,104

Note D—Receivables

Accounts Receivable—In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company bills the buyer for property purchased, receives payment from the buyer and remits to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses, applicable taxes and royalties. The amounts billed to buyers are recorded as Accounts Receivable in the Consolidated Balance Sheets.

Under the Company’s standard payment terms, payments from purchasers are due within 30 days from the sale date and consignor payments are made 35 days from the sale date. However, at times, the Company provides extended payment terms to certain buyers in order to support and market a sale. At such times, the Company attempts to match the timing of receipt from the buyer with payment to the consignor, but is not always successful in doing so. The amount and length of extended payment terms provided to buyers varies from selling season to selling season.

Under the standard terms and conditions of its auction sales, the Company is not obligated to pay consignors for items that have not been paid for by purchasers. If a purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-

offer the property at a future auction or negotiate a private sale. Management believes that adequate allowances have been established to provide for potential losses on any uncollected amounts.

In certain situations, under negotiated arrangements or when the buyer takes possession of property before payment is made, the Company is liable to the consignor for the net sale proceeds whether or not the buyer makes payment.

Notes Receivable and Consignor Advances—The Finance segment provides certain collectors and art dealers with financing, generally secured by works of art that the Company either has in its possession or permits borrowers to possess. The Finance segment’s loans are predominantly variable interest rate loans.

The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans to collectors or art dealers secured by property not presently intended for sale (a “term loan”). A consignor advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. Term loans allow the Company to establish or enhance mutually beneficial relationships with art dealers and collectors and sometimes result in auction consignments. Secured loans are made with full recourse against the borrower. To the extent that the Company is looking wholly or partially to collateral for repayment of its loans, repayment can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where a borrower becomes subject to bankruptcy or insolvency laws, the Company’s ability to realize on its collateral may be limited or delayed by the application of such laws.

The target loan to value ratio (principal loan amount divided by the low auction estimate of the collateral) for Finance segment secured loans is 50% or lower. However, certain Finance segment loans are initially made at loan to value ratios higher than 50%. In addition, as a result of the Company’s normal periodic revaluation of loan collateral, the loan-to-value ratio of certain loans may increase above the 50% target loan-to-value ratio due to decreases in the low auction estimates of the collateral. As of December 31, 2008, Finance segment loans with loan-to-value ratios above 50% totaled $93.5 million and represented 53% of net Notes Receivable and Consignor Advances. The property related to such loans has a low auction estimate of approximately $141.5 million.

Under certain circumstances, the Finance segment also finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by the Company and the art dealer. The total of all such unsecured loans was $2.1 million and $2.2 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, a $24.8 million term loan to one borrower comprised approximately 14% of the net Notes Receivable and Consignor Advances balance.

As of December 31, 2008 and 2007, Notes Receivable and Consignor Advances consisted of the following:

	2008	2007
	(Thousands of dollars)
Current:
Consignor advances	$34,884	$47,406
Term loans	118,553	71,264
Allowance for credit losses	(1,213)	(1,028)

Sub-total	152,224	117,642

Non-Current:
Consignor advances	698	2,200
Term loans	23,970	56,538

Sub-total	24,668	58,738

Notes receivable and consignor advances (net)	$176,892	$176,380

The weighted average interest rates charged on Notes Receivable and Consignor Advances were 5.6%, 8.0% and 8.2% for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, 2007 and 2006, Notes Receivable and Consignor Advances included $1.4 million, $21.6 million and $36 million, respectively, of Auction segment short-term consignor advances related to auction guarantees, which are charged below market interest rates. Excluding the impact of such consignor advances outstanding in each period, substantially all of the remaining balance of Notes Receivable and Consignor Advances related to Finance segment loans and earned weighted average interest rates of 9.5%, 10.6% and 10.1% for the years ended December 31, 2008, 2007 and 2006, respectively.

Changes in the Allowance for Credit Losses relating to Notes Receivable and Consignor Advances for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
	(Thousands of dollars)
Allowance for credit losses at January 1	$1,028	$1,154
Change in loan loss provision	325	(138)
Foreign currency exchange rate changes	(140)	12

Allowance for credit losses at December 31	$1,213	$1,028

Note E—Equity Method Investments

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

The Company does not control AMA and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment in AMA and records its share of AMA’s earnings or losses, net of taxes, within Equity in Earnings of Investees in the Consolidated Income Statements. The Company’s 50% interest in the net assets of AMA is included in Investments in the Consolidated Balance Sheets. The carrying value of the Company’s investment in AMA totaled $14.3 million and $16.2 million as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company’s share of AMA’s earnings, net of taxes, was $1.9 million, $2.1 million and $1.4 million, respectively.

Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require the Company to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. The net assets of AMA consist almost entirely of the Matisse Inventory. At December 31, 2008, the carrying value of this inventory was $52.4 million.

To the extent that AMA requires working capital, the Company has agreed to lend the same to AMA. For the years ended December 31, 2008 and 2007, the Company did not loan any such amounts to AMA. Additionally, from time-to-time, the Company transacts with the principal shareholder of ACA in the normal course of its business.

As of December 31, 2008 and 2007, the carrying value of the Company’s investment in another affiliate was $4.1 million and $3.6 million, respectively. The Company does not control this affiliate and is not its primary beneficiary; consequently, the Company uses the equity method to account for its investment. For the years ended December 31, 2008, 2007 and 2006, the Company’s share of this affiliate’s earnings, net of taxes, was $0.2 million, $0.5 million and $0.2 million, respectively.

Note F—Fixed Assets

As of December 31, 2008 and 2007, Fixed Assets consisted of the following:

December 31	2008	2007
	(Thousands of dollars)
Land	$5,954	$7,976
York Property capital lease	173,866	173,866
Buildings and building improvements	8,505	9,789
Leasehold improvements	65,608	71,877
Computer hardware and software	62,774	63,538
Furniture, fixtures and equipment	63,230	59,292
Construction in progress	6,179	13,333
Other	2,361	1,544

	388,477	401,215
Less: accumulated depreciation and amortization	(182,271)	(178,905)

Total	$206,206	$222,310

On February 7, 2003, the Company sold the land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) to an affiliate of RFR Holding Corp. (“RFR”). The York Property is home to the Company’s sole North American auction salesroom and its principal North American exhibition space. In conjunction with this sale, the Company leased the York Property back from RFR for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

On January 11, 2008, the Company entered into a contract to reacquire the York Property from RFR for an aggregate purchase price of $370 million (the “Purchase and Sale Agreement”). The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. The sale of the York Property was originally scheduled to take place on July 1, 2009, subject to RFR’s right under the Purchase and Sale Agreement to accelerate the closing to an earlier date. On November 21, 2008, RFR exercised its right to accelerate the closing, which occurred on February 6, 2009.

The Company financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the Purchase and Sale Agreement on January 11, 2008, an $85 million cash payment made at closing on February 6, 2009 and the assumption of an existing $235 million mortgage on the York Property. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is the Company’s current intention to pre-pay the mortgage on or about July 1, 2015.

As a result of the closing of the transaction on February 6, 2009, the existing York Property capital lease obligation of $167.2 million, which had an effective interest rate of 10.4%, and the related $122.6 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 will be derecognized and the net effect will be deducted from the cost recorded in the Consolidated Balance Sheet. Accordingly, the land and building acquired will be recorded on the Consolidated Balance Sheet at an initial carrying value of approximately $320 million. Additionally, the Company will recognize the $235 million York Property mortgage obligation on its Consolidated Balance Sheet.

Additionally, in March 2007, the Company completed the sale of land and buildings at Billingshurst, West Sussex in the U.K., which previously housed an auction salesroom. As a result of this sale, the Company recognized a gain of $4.8 million in the first quarter of 2007.

For the years ended December 31, 2008, 2007 and 2006, Depreciation and Amortization Expense related to Fixed Assets was $22.6 million, $20.6 million and $21.1 million, respectively. As of December 31, 2008 and 2007, Accumulated Depreciation and Amortization related to the York Property capital lease was $51.2 million and $42.6 million, respectively.

Note G—Goodwill

For the years ended December 31, 2008 and 2007, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	2008			2007
	Auction	Dealer	Total	Auction	Dealer	Total
Balance as of January 1	$15,920	$12,160	$28,080	$13,660	$21,049	$34,709
Goodwill acquired	710	—	710	1,845	—	1,845
Allocation of purchase price	(2,212)	—	(2,212)	—	(2,844)	(2,844)
Impairment loss	—	(11,106)	(11,106)	—	(7,300)	(7,300)
Foreign currency exchange rate changes	(216)	(1,054)	(1,270)	415	1,255	1,670

Balance as of December 31	$14,202	$—	$14,202	$15,920	$12,160	$28,080

The Company has Goodwill related to its Auction segment. The Dealer segment Goodwill was solely attributable to Noortman Master Paintings, which was acquired by the Company in June 2006. The Company performs its annual impairment test for Goodwill as of October 31. The Company’s testing approach utilizes a discounted cash flow methodology based on management’s judgments on expected future cash flows to determine the fair value of its reporting units.

Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. As a result of Mr. Noortman’s death, the Company recorded an impairment loss of $7.3 million related to NMP’s Goodwill in the first quarter of 2007.

Based on the results of the October 31, 2008 annual impairment test for NMP, Sotheby’s recognized a further impairment loss of $11.1 million in the fourth quarter of 2008, eliminating the remainder of NMP’s goodwill. This impairment loss is principally due to a reduction in management’s future cash flow estimates for NMP. The Goodwill related to NMP was not tax deductible and, therefore, there is no tax benefit associated with this impairment loss.

In March 2007, the Company acquired an auction house in Paris, France for a purchase price of $1.7 million (net of $3 million in cash acquired) and, as a result, recognized Goodwill of approximately $0.7 million in the first quarter of 2008 upon the completion of the valuation of assets acquired and liabilities assumed. (See Note H for information on the intangible asset acquired as part of this acquisition.)

Note H—Intangible Assets

As of December 31, 2008 and 2007, Intangible Assets consisted of the following:

December 31	2008	2007
	(Thousands of dollars)
Indefinite lived intangible assets:
Trade Name and other	$324	$2,281
Amortizable intangible assets:
Customer Relationships	6,559	5,004
Accumulated amortization	(3,412)	(1,465)

	3,147	3,539

Total	$3,471	$5,820

The Company acquired Noortman Master Paintings in June 2006 and, in conjunction with the related purchase price allocation, recognized approximately $15.7 million in Intangible Assets related to NMP’s customer relationships ($12 million) and trade name ($2.8 million), as well as a non-compete agreement with Mr. Noortman ($0.9 million). As discussed in Note G, Robert C. Noortman, who was the Managing Director of NMP, died unexpectedly on January 14, 2007. As a result of Mr. Noortman’s death, the Company recorded an impairment loss in the first quarter of 2007 of $7.7 million related to NMP’s customer relationships ($6 million) and trade name ($0.8 million), as well as Mr. Noortman’s non-compete agreement ($0.9 million). The impairment of Mr. Noortman’s non-compete agreement resulted in the write-off of its entire remaining carrying value. The fair values of NMP’s intangible assets utilized in determining the amount of these impairment losses were based on appraisals.

The Company performs its annual impairment test for indefinite lived intangible assets as of October 31. Based on the results of the October 31, 2008 annual impairment test, the Company determined that the NMP trade name was further impaired and recorded an additional impairment loss of $2.1 million in the fourth quarter of 2008. This impairment loss is principally due to a reduction in management’s future cash flow estimates for NMP.

As discussed in Note G, in March 2007, the Company acquired an auction house in Paris, France for a purchase price of $1.7 million (net of $3 million in cash acquired). In conjunction with the purchase price allocation for this acquisition, the Company recognized an intangible asset of approximately $2.2 million related to customer relationships in the first quarter of 2008.

For the years ended December 31, 2008, 2007 and 2006, amortization expense related to Intangible Assets was approximately $2.2 million, $1.5 million and $1.7 million, respectively. Estimated amortization expense for the remaining useful lives of the customer relationships are as follows:

2009	1,752
2010	942
2011	363
2012	90

Total	$3,147

The estimated weighted average remaining useful life of the Company’s customer relationships is approximately 2.1 years.

Note I—Debt

Bank Credit Facility—The Company has a senior secured credit agreement with an international syndicate of lenders arranged by Bank of America Securities N.A. (“BofA”) (the “BofA Credit Agreement”) that expires on September 7, 2010.

As of December 31, 2008, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $300 million. For the years ended

December 31, 2008 and 2006, the weighted average interest rate charged on outstanding borrowings under the BofA Credit Agreement was approximately 5.0% and 7.0%, respectively. For the year ended December 31, 2007, the Company had no borrowings under the BofA Credit Agreement.

The borrowing capacity available under the BofA Credit Agreement is limited to a borrowing base, which is generally equal to 100% of eligible loans (i.e., notes receivable and consignor advances) made by the Company in the U.S. and the U.K. plus 15% of the Company’s net tangible assets, as defined by the BofA Credit Agreement. Borrowings under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company’s subsidiaries in the U.S. and the U.K. Additionally, the BofA Credit Agreement contains financial covenants which limit capital expenditures and dividend payments and which require the Company to maintain certain quarterly interest and leverage ratios. The BofA Credit Agreement also has certain non-financial covenants and restrictions. Management believes that the Company is in compliance with these covenants.

On February 4, 2009, as a result of the acceleration by RFR of the closing date of the Company’s purchase of the York Property (see Notes F and L) and the significant auction guarantee losses that the Company incurred in the second half of 2008, the BofA Credit Agreement was amended to provide for the following:

•

An increase in the maximum consolidated leverage ratio (as defined in the BofA Credit Agreement) from 3.5 to 4.25 for the twelve months ended March 31, 2009, 4.75 for the twelve months ended June 30, 2009, 5.0 for the twelve months ended September 30, 2009 and 3.75 for the twelve months ended December 31, 2009. In the first quarter of 2010, the maximum leverage ratio reverts to 3.5 for the remaining term of the BofA Credit Agreement.

•	A one-time adjustment to the calculation of the consolidated leverage ratio to exclude $52 million of auction guarantee losses incurred in the second half of 2008.

•

An increase of $15 million (from $10 million to $25 million) in the amount of cash payments related to certain non-recurring expenses that may be excluded from the calculation of Consolidated EBITDA, as defined by the BofA Credit Agreement.

•	An increase of $20 million (from $20 million to $40 million) in the available capacity for cash payments to repurchase long-term debt.

•

An increase in the interest rate charged on outstanding borrowings to LIBOR plus a margin between 3.25% and 4.5%, determined by reference to the Company’s leverage ratio. Prior to this amendment, the interest rate charged on outstanding borrowings was LIBOR plus 1.75%.

•	A reduction in the total borrowing capacity from $300 million to $250 million.

As a result of this amendment, the Company incurred fees of approximately $2 million, which will be amortized to interest expense over the remaining term of the BofA Credit Agreement.

Long-Term Debt—As of December 31, 2008 and 2007, long-term debt consisted of the following:

December 31	2008	2007
	(Thousands of dollars)
6.98% Notes (redeemed July 18, 2008)	$—	$99,888
3.125% Convertible Notes, due June 2013	200,000	—
7.75% Senior Notes, due June 2015	129,267	—

Total	$329,267	$99,888

Convertible Notes—On June 17, 2008, the Company issued $200 million aggregate principal amount of 3.125% Convertible Senior Notes, due June 15, 2013 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. As of December 31, 2008, the Convertible Notes had a carrying value of $200 million and a fair value of $132 million based on a broker quoted price.

The Convertible Notes bear interest at a rate of 3.125% per year, payable semi-annually in cash on June 15 and December 15 of each year. The principal amount of the Convertible Notes is payable in cash, shares of Sotheby’s common stock (“Common Stock”), or a combination thereof, at the option of the Company, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The maximum number of shares of Common Stock that may be issued upon conversion is approximately 5.8 million shares. The conversion rate for the Convertible Notes is subject to adjustment for certain events. The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter after the fiscal quarter ending September 30, 2008 (and only during such fiscal quarter), if the closing price of the Common Stock exceeds 130% of the Conversion Price during a defined period at the end of the previous quarter, (2) if the trading price of Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture). As of December 31, 2008, none of these conversion criteria have been met.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination thereof at its election. It is the Company’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash.

The Company evaluated the embedded conversion option in the Convertible Notes in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and concluded that the embedded conversion option contained within the Convertible Notes should not be accounted for separately because the conversion option is indexed to the Common Stock and is classified as shareholders’ equity.

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

(See Note B for information on a recently issued accounting standard that will impact the Company’s accounting for the Convertible Notes.)

Senior Notes—On June 17, 2008, the Company issued $150 million aggregate principal amount of 7.75% Senior Notes (the “Senior Notes”), due June 15, 2015. The net proceeds from the issuance of the Senior Notes were approximately $145.9 million, after deducting the initial purchasers’ discounts and fees. The Senior Notes were issued at a discount and have an effective interest rate of 8%. Interest on the Senior Notes is payable semi-annually in cash on June 15 and December 15 of each year.

On December 23, 2008, the Company repurchased an aggregate principal amount of $19 million of its Senior Notes for a purchase price of $10.5 million (representing 56% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $7.8 million, which was recognized within Extinguishment of Debt (Net) in the Consolidated Income Statement for the year ended December 31, 2008. As of December 31, 2008, the Senior Notes had a carrying value of $129.3 million and a fair value of $69.4 million based on a broker quoted price.

On January 27, 2009, the Company repurchased an additional $2.8 million of its Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of approximately $1 million, which will be reflected in the Company’s results in the first quarter of 2009.

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

The Senior Notes Indenture also contains covenants that limit, among other things, the Company and its subsidiaries’ ability to: grant liens on their assets; enter into certain sale and leaseback transactions; and merge, consolidate or transfer or dispose of substantially all of their assets. Management believes that the Company is in compliance with these covenants.

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

These contracts meet all of the applicable criteria for equity classification as outlined in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and, as a result, the $40.6 million cost of the Convertible Note Hedges ($22.5 million, net of taxes) and the $22.3 million in net proceeds received from the sale of the Warrants are recorded within Additional Paid-In Capital in Shareholders’ Equity. In addition, because both of these contracts are classified as shareholders’ equity and are indexed to Sotheby’s Common Stock, they are not accounted for as derivatives under SFAS No. 133.

The Warrants have no impact on diluted shares outstanding until the average price of the Common Stock for a period exceeds the Warrant’s $44.905 exercise price. The Convertible Note Hedges are anti-dilutive and therefore have no impact on diluted shares outstanding.

Redemption of 6.98% Notes—In February 1999, the Company issued a tranche of 10-year long-term debt securities for an aggregate offering price of $100 million (the “Notes”). The Notes had an effective interest rate of 6.98% payable semi-annually in cash each February and August. On July 18, 2008, the Company redeemed the Notes for $105.7 million, using a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes. The $105.7 million paid upon redemption includes $102.5 million for the present value of the remaining principal and interest and $3.2 million for accrued and unpaid interest through the date of redemption. As a result, the Company recognized a bond redemption cost of $2.5 million within Extinguishment of Debt (Net) in the Consolidated Income Statement for the year ended December 31, 2008.

Future Interest and Principal Payments—As of December 31, 2008, the aggregate future principal and interest payments due under the Convertible Notes and Senior Notes are as follows (in thousands of dollars):

2009	$16,403
2010	16,403
2011	16,403
2012	16,403
2013	213,278
2014–2015	146,229

Total future principal and interest payments	$425,119

Interest Expense—For the years ended December 31, 2008, 2007 and 2006, interest expense consisted of the following:

Year Ended December 31	2008	2007	2006
	(Thousands of dollars)
Senior secured credit facility:
Interest expense on outstanding borrowings	$1,740	$—	$1,787
Amortization of amendment and arrangement fees	736	582	568
Commitment fees	787	765	707

Sub-total	3,263	1,347	3,062

York Property capital lease obligation	17,491	17,666	17,826
6.98% Notes (redeemed July 18, 2008)	3,767	6,971	6,965
7.75% Senior Notes, due June 2015	6,381	—	—
3.125% Convertible Notes, due June 2013	3,368	—	—
Amortization of debt issuance costs	989	—	—
Amortization of discount related to antitrust matters (see Note Q)	—	941	2,679
Other interest expense	1,423	1,697	2,507

Total interest expense	$36,682	$28,622	$33,039

For the years ended December 31, 2008 and 2007, other interest expense principally relates to the amortization of the discount on the note payable to Arcimboldo (see Note O) and other miscellaneous interest expense. For the year ended December 31, 2006, other interest expense principally relates to interest accrued on the obligations under the Sotheby’s, Inc. 2005 Benefit Equalization Plan and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan, which was an unfunded deferred compensation plan available to certain U.S. officers of the Company whose contributions to the Sotheby’s, Inc. Retirement Savings Plan were limited by Internal Revenue Service regulations (see Note N).

Interest Paid—For the years ended December 31, 2008, 2007 and 2006, interest paid totaled $35.9 million, $25.3 million and $28.1 million, respectively. Interest paid consists of cash payments related to the Company’s credit facility borrowings (including interest and fees) and long-term debt securities, as well as the portion of lease payments for the York Property capital lease obligation related to interest.

Note J—Income Taxes

For the years ended December 31, 2008, 2007 and 2006, the significant components of income tax expense from continuing operations consist of the following:

Year Ended December 31	2008	2007	2006
	(Thousands of dollars)
Income (loss) from continuing operation before taxes:
Domestic	$(66,794)	$66,923	$32,456
Foreign	115,271	216,096	133,327

Total	$48,477	$283,019	$165,783

Income tax expense (benefit)—current:
Domestic	$(8,342)	$43,453	$3,928
State and Local	(1,325)	723	115
Foreign	31,396	53,944	32,660

Sub-total	21,729	98,120	36,703

Income tax expense (benefit)—deferred
Domestic	(602)	(2,315)	22,341
State and Local	(1,358)	(23,624)	0
Foreign	2,578	331	1,006

Sub-total	618	(25,608)	23,347

Total	$22,347	$72,512	$60,050

For the years ended December 31, 2008, 2007 and 2006, income tax expense related to the Company’s equity earnings of investees was approximately $1.8 million, $1.7 million and $1 million, respectively.

As of December 31, 2008 and 2007, the components of Deferred Income Tax Assets and Liabilities consisted of the following:

December 31	2008	2007
	(Thousands of dollars)
Deferred Tax Assets:
Asset provisions and accrued liabilities	$80,929	$58,519
Capital lease obligation	75,548	75,962
Tax loss and credit carryforwards	2,621	7,013
Difference between book and tax basis of depreciable and amortizable assets	—	5,120

Sub-total	159,098	146,614
Valuation allowance	(1,328)	(439)

Total deferred tax assets	157,770	146,175

Deferred Tax Liabilities:
Difference between book and tax basis of depreciable and amortizable assets	55,337	54,861
Step up of acquired assets	843	5,156
Pension obligations	2,083	2,648
Basis difference in equity method investments	6,100	7,256

Total deferred tax liabilities	64,363	69,921

Total	$93,407	$76,254

The Company has deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $2.6 million that begin to expire in 2009.

As of December 31, 2008 and 2007, the Company has provided valuation allowances of $1.3 million and $0.4 million, respectively, for certain deferred tax assets primarily related to foreign tax credits, state and foreign losses. During 2008, the valuation allowance increased by $0.9 million, primarily due to the Company’s reassessment of its ability to utilize foreign tax credits and net operating losses against current and projected income. In 2007, the valuation allowance decreased from 2006 by $28.7 million, primarily due to a reassessment of the Company’s ability to utilize net operating losses against then current and projected income. The change in the valuation allowance in 2007 also resulted from management’s evaluation of the utilization of state and foreign operating losses. In assessing the need for the valuation allowance management considers, among other things, its projection of future taxable income and ongoing prudent and feasible tax planning strategies.

During 2008, the Company recorded a reduction in excess tax benefits associated with the exercise of stock options and the vesting of restricted stock of $0.1 million to Additional Paid-in Capital. In 2007 and 2006, the equivalent amounts recorded were excess tax benefits of $15.7 million and $14.9 million, respectively.

For the years ended December 31, 2008, 2007 and 2006, the effective rate from continuing operations varied from the statutory rate as follows:

Year Ended December 31	2008	2007	2006
Statutory federal income tax rate	35.00%	35.00%	35.00%
State and local taxes, net of federal tax benefit	(3.60%)	(5.27%)	0.03%
Foreign taxes at rates different from U.S. rates	(23.02%)	(8.45%)	(8.85%)
Deemed income from foreign subsidiaries, net	6.75%	4.82%	8.08%
Impairment losses	5.91%	0.72%	0.00%
Tax reserves	16.19%	0.95%	3.97%
Life insurance proceeds	0.00%	(2.49%)	0.00%
Other	8.87%	0.34%	(2.01%)

Effective income tax rate	46.10%	25.62%	36.22%

Tax reserves related to various federal and international tax events recorded in 2008 increased the Company’s effective tax rate. During 2008, the differential between foreign and U.S. tax rates increased the effective tax rate because of the change in the mix of earnings between the U.S. and foreign subsidiaries. Income taxes have not been provided on a cumulative total of $226.6 million and $280.3 million of undistributed earnings of certain foreign subsidiaries that are intended to be indefinitely reinvested outside of the U.S. at December 31, 2008 and 2007, respectively. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Total net income tax payments related to the Company’s continuing operations during 2008, 2007 and 2006 were $81.6 million, $38.5 million and $24.3 million, respectively.

Note K—Uncertain Tax Positions

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

The Company adopted FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $16.8 million. Included in this balance are $12.5 million of tax benefits that, if recognized, would have impacted the Company’s effective tax rate. Also included in this balance are $1.5 million of tax benefits that, if recognized, would have resulted in adjustments to other tax accounts, primarily deferred taxes.

As a result of the adoption of FIN No. 48, as of January 1, 2007, the Company recognized a $1.5 million increase in the liability for unrecognized tax benefits, which was accounted for as follows (in thousands of dollars):

Reduction in Retained Earnings (cumulative effect)	$1,459
Increase in Deferred Tax Assets	$18
Increase in liability for unrecognized tax benefits	$1,477

As of December 31, 2008 and 2007, the Company’s liability for unrecognized tax benefits, excluding interest and penalties, was $43.6 million and $32.6 million, respectively. The December 31, 2008 and 2007 balances are reflected in the Consolidated Balance Sheets as follows:

December 31	2008	2007
	(Thousands of dollars)
Current Liabilities:
Accrued income taxes	$—	$13,311
Non-Current Liabilities:
Deferred income taxes (contra assets)	28,887	12,898
Accrued income taxes	14,738	6,406

	$43,625	$32,615

As of December 31, 2008 and 2007, the total amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate are $33.6 million and $19.4 million, respectively. Also included in the December 31, 2008 and 2007 balances are $1.5 million and $10.3 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The table below presents a reconciliation of the beginning and ending amount of the Company’s liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2008 and 2007 (in thousands of dollars):

	2008	2007
Balance at January 1	$32,615	$16,837
Increases in unrecognized tax benefits related to the current year	12,731	6,427
Increases in unrecognized tax benefits related to prior years	8,775	11,440
Decreases in unrecognized tax benefits related to prior years	(8,935)	(2,089)
Decreases in unrecognized tax benefits related to settlements	(1,486)	—
Decreases in unrecognized tax benefits due to lapse of the applicable statute of limitations	(75)	—

Balance at December 31	$43,625	$32,615

The net increases in the liability for unrecognized tax benefits related to current and prior years is primarily attributable to increased reserves related to foreign earnings, transfer pricing and loss carryforwards, partially offset by the resolution of a New York City tax audit for tax years 1997 through 2001 and a change in the Company’s tax accounting method related to inventory valuation that was adopted in 2008.

The Company recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. In addition to the adjustment above, upon the adoption of FIN No. 48 in the first quarter of 2007, the Company increased its accrual for such interest to $1.2 million, an increase of $0.5 million from December 31, 2006. For the year ended December 31, 2008, the Company decreased its accrual for interest and penalties by $1.5 million in its Consolidated Income Statements, after recognizing an increase of $1.5 million in 2007. As of December 31, 2008 and 2007, the liability for tax related interest and penalties included in the Consolidated Balance Sheets was $1.2 million and $2.7 million, respectively. The net decrease for the twelve months ended December 31, 2008 is primarily due to the resolution of a New York City tax audit for tax years

1997 through 2001 and a change in the Company’s tax accounting method related to inventory valuation that was adopted in 2008.

The Company’s policy is to record interest expense related to sales, value added and other taxes as Interest Expense in the Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in the Consolidated Income Statements. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense (Benefit) in the Consolidated Income Statements.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years that are open for audit for federal purposes and for major state, local and foreign jurisdictions are as follows:

Federal:

•	1998 to 2008

Major state and local jurisdictions:

•	New York State: 2004 to 2008

•	New York City: 2002 to 2008

•	California: 2002 to 2008

Major foreign jurisdictions:

•	Hong Kong: 1998 and 2002 to 2008

•	U.K.: 2005 to 2008

The Company believes it is reasonably possible that a decrease of $4.6 million in the balance of unrecognized tax benefit can occur within twelve months of December 31, 2008 as a result of an expected settlement of an ongoing tax audit.

Note L—Lease Commitments

Capital Lease—As discussed in Note F, on February 7, 2003, the Company sold the York Property and leased it back from the buyer, RFR, for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease.

The following is a schedule, by year, of the future minimum lease payments that were due under the York Property capital lease, together with the present value of the future minimum lease payments as of December 31, 2008 (in thousands of dollars):

2009	$20,614
2010	20,637
2011	20,637
2012	22,056
2013	22,081
Thereafter	225,072

Total future minimum lease payments	331,097
Less: amount representing interest	163,906

Present value of future minimum lease payments	$167,191

On February 6, 2009, the Company purchased the York Property from RFR for an aggregate purchase price of $370 million. The Company financed the purchase price through $135 million in cash payments and the assumption of an existing $235 million mortgage. The York Property mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is the Company’s current intention to pre-pay the mortgage on or about July 1, 2015.

Operating Leases—The Company also conducts business on premises leased in various locations under long-term operating leases expiring at various dates through 2060. For the years ended December 31, 2008, 2007 and 2006, net rental expense under the Company’s operating leases was $17.5 million, $14.7 million and $13.7 million, respectively.

Future minimum lease payments due under noncancelable operating leases in effect at December 31, 2008 are as follows (in thousands of dollars):

2009	$16,486
2010	13,364
2011	10,325
2012	6,406
2013	4,932
Thereafter	46,998

Total future minimum lease payments	$98,511

The future minimum lease payments in the table above exclude future minimum sublease rental receipts of $5.7 million owed to the Company under non-cancelable subleases.

In addition to the operating lease payments in the table above, under the terms of certain leases, the Company is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

Note M—Shareholders’ Equity, Dividends and Share-Based Payments

Common Stock—The principal U.S. market for the Company’s Common Stock is the New York Stock Exchange (the “NYSE”) (Symbol: BID). Each share of common stock is entitled to one vote.

Preferred Stock—In addition to the Common Stock outstanding, the Company has the authority to issue 50 million shares of no par value preferred stock. No shares of preferred stock were issued and outstanding as of December 31, 2008, 2007 and 2006.

Dividends—The following table summarizes dividends per share and dividends declared and paid for the years ended December 31, 2008, 2007 and 2006 (in thousands of dollars, except per share data):

Year Ended	Dividends Per Share	Dividends Declared and Paid
December 31, 2008	$0.60	$40,651
December 31, 2007	$0.50	$33,326
December 31, 2006	$0.20	$12,946

On February 26, 2009, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million), to be paid on March 16, 2009 to shareholders of record as of March 9, 2009.

Share-Based Payments—On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Under this method, the Company applied SFAS No. 123R to account for compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding at the date of adoption.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock compensation expense related to restricted stock and stock options of $30.4 million ($20.8 million after tax, or $0.32 per diluted share), $28.2 million ($19.6 million after tax, or $0.30 per diluted share) and $15.8 million ($10.7 million after tax, or $0.17 per diluted share), respectively.

For the years ended December 31, 2008, 2007 and 2006, net cash provided by operating activities decreased and net cash provided by financing activities increased by approximately $1.1 million, $15.7 million and $14.9 million, respectively, related to the classification of excess tax benefits from stock- based payment arrangements.

Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”) are exercisable into authorized but unissued shares of Common Stock. Stock options generally expire ten years after the date of grant and generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant. Stock options vest immediately upon a change in control of the Company (as defined in the plan document for the Stock Option Plan, as amended).

In March 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an amendment to the Stock Option Plan whereby the maximum number of shares reserved for issuance under the plan was reduced by approximately 7 million shares, from 14.9 million shares to 7.9 million shares. This amendment is consistent with the evolution of the Company’s equity compensation strategy towards a preference for restricted stock and restricted stock units as opposed to stock options and was made in conjunction with shareholder approval of a 4.5 million increase in the number of shares of common stock authorized for issuance under the Sotheby’s Amended and Restated Restricted Stock Plan (the “Restricted Stock Plan”), which was approved on May 8, 2006. (See “Restricted Stock” below for a more detailed discussion of the Restricted Stock Plan and the Restricted Stock Unit Plan.)

As of December 31, 2008, 0.5 million shares of Common Stock were available for the issuance of new stock option grants under the Stock Option Plan. No stock options have been granted by the Company since 2005.

The fair value of stock option grants, if any, is estimated using a Black-Scholes option valuation model, which utilizes assumptions for:

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

Changes in the number of stock options outstanding during the year ended December 31, 2008 were as follows (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2008	962	$16.64
Canceled	(1)	$21.36
Expired	(1)	$24.25
Exercised	(25)	$12.71

Outstanding at December 31, 2008	935	$16.74	3.1

Exercisable at December 31, 2008	935	$16.74	3.1

As of December 31, 2008, all of the Company’s stock options outstanding had exercise prices higher than the closing stock price of the Company’s Common Stock on that day, and therefore had no intrinsic value.

The total intrinsic value for stock options exercised during 2008, 2007 and 2006 was $0.4 million, $33.8 million and $38.4 million, respectively.

Cash received from the exercise of stock options in 2008, 2007 and 2006 was $0.3 million, $18.6 million and $67 million, respectively. In 2008, 2007 and 2006, the tax benefit realized from stock option exercises totaled $0.1 million, $11 million and $12 million, respectively.

Restricted Stock and Restricted Stock Units—In February 2003, the Compensation Committee approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company’s capital structure following a recapitalization transaction that was completed on September 7, 2005. The Restricted Stock Plan was further amended, effective February 1, 2009, to become the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”), whereby awards granted under the Restricted Stock Unit Plan may be in the form of Restricted Stock Units (“RSU’s”), rather than unvested shares of common stock (“Restricted Stock”).The award of RSU’s in lieu of Restricted Stock shares offers certain tax advantages and flexibility to recipients.

The Restricted Stock Unit Plan provides for the issuance of Restricted Stock shares or RSU’s, in lieu of restricted stock, to eligible employees. In making such awards, the Compensation Committee takes into account the nature of the services rendered by such employees, their present and potential contributions to the Company’s success, and such other factors as the Compensation Committee in its discretion deems relevant.

Restricted Stock shares granted pursuant to the Restricted Stock Plan and RSU’s granted pursuant to the Restricted Stock Unit Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, Restricted Stock shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) through 2008 vest ratably over a three-year period and shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the achievement of certain Company net income or share price targets, as well as continued employment during the vesting periods. Prior to vesting, holders of Restricted Stock shares have voting rights and receive dividends if any, while holders of RSU’s do not have voting rights and have the right to receive dividend equivalents. Restricted stock shares and RSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. As of December 31, 2008, 2.7 million shares remained available for future grants of Restricted Stock and RSU’s.

On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, the Company granted William F. Ruprecht, the Company’s President and Chief Executive Officer, a one time award of 300,000 shares of Restricted Stock that will only vest for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain Company net income or share price targets are achieved as of December 31, 2008 and/or December 31, 2010. The three-year net income target was achieved on December 31, 2008. Accordingly, 180,000 of these Restricted Stock shares will vest on May 9, 2009. Management currently believes that the achievement of the five-year net income target is probable and that the remaining 120,000 Restricted Stock shares will vest on May 9, 2011.

Also in conjunction with his employment arrangement, beginning in 2007, Mr. Ruprecht is entitled to an annual Restricted Stock award, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the value of which is determined at the discretion of the Compensation Committee. Pursuant to this provision of his employment arrangement, Mr. Ruprecht received the following awards:

•	57,277 Restricted Stock shares granted on February 9, 2007 with a fair value of $2.2 million

•	71,267 Restricted Stock shares granted on February 10, 2008 with a fair value of $2.2 million.

•	168,868 RSU’s granted on February 11, 2009 with a fair value of $1.4 million.

In conjunction with employment arrangements entered into with certain senior executives in the third quarter of 2006, the Company granted 427,531 shares of Restricted Stock that will only vest at the end of the third and/or fifth years of their employment arrangements, and only if certain objective Company net income or share price targets are achieved as of June 30, 2009 and June 30, 2011. It is not expected that the net income targets will be achieved on the respective vesting dates.

The value of Restricted Stock shares issued pursuant to the Restricted Stock Plan and the RSU’s issued pursuant to the Restricted Stock Unit Plan is generally determined based on the closing price of the Company’s Common Stock on the business day immediately prior to the date of grant. Subsequent to the date of grant, compensation expense is amortized to Salaries and Related Costs over the corresponding graded vesting period.

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

On February 10, 2008, the Compensation Committee approved the issuance of the following Restricted Stock awards:

•

607,450 shares with a fair value of $18.8 million related to the initiation of the Company’s new incentive compensation program. Such shares vest ratably after each of the first, second, third and fourth years of service following the date of grant.

•	307,059 shares with a fair value of $9.5 million pursuant to the EBP. Such shares vest ratably after each of the first, second and third years following the date of grant.

•

92,220 shares with a fair value of $2.8 million related to executive employment arrangements, including 71,267 shares with a fair value of $2.2 million issued to Mr. Ruprecht, as discussed above. Such shares vest ratably after each of the first, second, third and fourth years of service following the date of grant.

On February 11, 2009, the Compensation Committee approved the issuance of the following Restricted Stock awards:

•

709,655 RSU’s with a fair value of $5.9 million related to the Company’s incentive compensation program. Such RSU’s will vest ratably after each of the first, second, third and fourth years of service following the date of grant.

•

192,407 RSU’s with a fair value of $1.6 million related executive employment arrangements, including 168,878 RSU’s with a fair value of $1.4 million issued to Mr. Ruprecht, as discussed above. Such RSU’s will vest ratably after each of the first, second, third and fourth years of service following the date of grant.

•	72,376 RSU’s with a value of $0.6 million issued at the discretion of the Compensation Committee.

Changes in the number of outstanding Restricted Stock shares during the year ended December 31, 2008 were as follows (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	2,286	$29.05
Granted	1,007	$30.87
Vested	(707)	$23.11
Canceled	(49)	$31.59

Outstanding at December 31, 2008	2,537	$31.36

The total fair value of Restricted Stock shares that vested during 2008, 2007 and 2006 was $21.2 million, $23.4 million and $14.3 million, respectively, based on the closing stock price on the dates the shares vested.

As of December 31, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock-based compensation was $26.5 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company does not capitalize any compensation cost related to share-based compensation awards to employees.

Stock Compensation Plan for Non-Employee Directors—Effective May 7, 2007, the Company amended the Sotheby’s Stock Compensation Plan for Non-Employee Directors. As of December 31, 2008, the Company had reserved 59,153 shares available in connection with this plan. For the years ended December 31, 2008, 2007 and 2006, the number of shares issued to non-employee directors under this plan (including deferred stock units) was 24,761, 8,528 and 9,249, respectively.

Note N—Pension Arrangements

Retirement Savings Plan—The Company has a defined contribution plan for U.S. employees who have completed three consecutive months of employment (the “Retirement Savings Plan”).

Participants may elect to contribute between 2% and 20% of their eligible compensation, up to the maximum amount allowable under Internal Revenue Service (“IRS”) regulations, on a pre-tax basis. Employee savings are matched by a Company contribution of up to an additional 6% of each participant’s eligible compensation. Additionally, the Company may contribute an annual discretionary amount to the Retirement Savings Plan, which varies as a percentage of each participant’s eligible compensation depending on the Company’s profitability and subject to the maximum amount allowable under IRS regulations. For the year ended December 31, 2008, the Company did not make a discretionary contribution to the Retirement Savings Plan due to the Company’s significantly lower profitability in 2008. For the years ended December 31, 2007 and 2006, the Company’s discretionary contribution to the Retirement Savings Plan was 4% of each participant’s eligible compensation.

For the years ended December 31, 2008, 2007 and 2006, pension expense recorded within Salaries and Related Costs for the Retirement Savings Plan, net of forfeitures, was $2.6 million, $5.5 million and $4.6 million, respectively.

Deferred Compensation Plan—Through December 31, 2006, the Company had an unfunded deferred compensation plan, the Sotheby’s, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”), which was available to certain officers of the Company for whom contributions to the Retirement Savings Plan were limited by IRS regulations. Such officers could enter into agreements pursuant to which their salaries would be reduced and the Company would maintain accounts on their behalf in the amount of the difference between the deferral election made in the participant’s salary reduction agreement and the aggregate amount of contributions actually made by the participant under the Retirement Savings Plan. Employees could elect to defer up to 12% of their eligible compensation and employee deferrals were matched by a Company contribution of up to 6% of the participant’s eligible compensation. Additionally, there was a discretionary annual Company contribution for those participants for whom discretionary contributions to the Retirement Savings Plan were limited by IRS regulations. Contributions to the 2005 BEP earned interest at a rate equal to 3.3% above the 10-year U.S. Treasury Bond rate. For the year ended December 31, 2006, pension expense recorded within Salaries and Related Costs related to the 2005 BEP was $1.4 million.

On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “DCP”), effective January 1, 2007. The DCP replaced the 2005 BEP and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan (together, the “BEP”). The DCP incorporates best practice features of contemporary non-qualified plans, including providing participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Employee deferrals and Company contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. DCP liabilities are financed through the trust using Company-owned variable life insurance, as well as other investments. The unfunded liability for the BEP, which totaled $24.2 million as of December 31, 2006, was transferred into the DCP on January 1, 2007. The Company funded this amount into the rabbi trust on February 8, 2007 and has funded an additional $16.4 million into the trust subsequent to that date.

As of December 31, 2008 and 2007, the DCP liability totaled $31.5 million and $31.1 million, respectively, and the assets held in the rabbi trust totaled $33.2 million and $31.8 million, respectively. Changes in the DCP liability resulting from gains (which increase the DCP liability) and losses (which decrease the DCP liability) in deemed participant investments are recognized currently in the Consolidated Income Statements within Salaries and Related Costs. For the year ended December 31, 2008, net losses in deemed participant investments totaled $6 million, thereby reducing Salaries and Related Costs by this amount. For the year ended December 31, 2007, net gains in deemed participant investments totaled $1.9 million, thereby increasing Salaries and Related Costs by this amount.

As of December 31, 2008, the trust assets consist of $14.4 million of investments that are classified as trading securities and reflected at their fair value in the Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability, and $18.8 million in Company-owned variable life insurance, which is reflected at its cash surrender value in the Consolidated

Balance Sheets within Trust Assets Related to Deferred Compensation Liability. Gains and losses resulting from changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Consolidated Income Statements within Other (Expense) Income, which is presented below Operating Income. For the year ended December 31, 2008, the Consolidated Income Statement includes a net loss of $5.1 million within Other (Expense) Income resulting from decreases in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance. Included in this net loss is a $1.8 million life insurance benefit recognized as a result of the death of a DCP participant. For the year ended December 31, 2007, the Consolidated Income Statement includes a net gain of $1.9 million within Other (Expense) Income resulting from increases in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance.

Defined Benefit Plan (U.K.)—The Company sponsors a defined benefit pension plan covering most U.K. employees. Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” Effective December 31, 2006, the Company adopted the balance sheet recognition provisions of SFAS No. 158, as well as the related disclosure requirements, and recognized the funded status of the U.K. Pension Plan in its Consolidated Balance Sheet as of December 31, 2006. SFAS No. 158 also requires the measurement of defined benefit pension plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet. Effective January 1, 2008, the Company adopted the measurement date provision of SFAS No. 158 and revalued the plan assets and benefit obligations related to the U.K Pension Plan as of January 1, 2008. Prior to the adoption of the measurement date provision of SFAS No. 158, the Company used a September 30 measurement date for the U.K. Pension Plan. The actuarial assumptions used for the revaluation of plan assets and benefit obligations related to the U.K. Pension Plan as of January 1, 2008 were consistent with those used for the September 30, 2007 valuation.

To account for the financial statement effect of the difference in measurement dates, SFAS No. 158 requires that the net pension cost for the period between the measurement date that was used for the immediately preceding fiscal year end (September 30, 2007 for the Company) and the beginning of the fiscal year that the measurement date provisions are first applied (January 1, 2008 for the Company), be recognized, net of taxes, as an adjustment of the opening balance of Retained Earnings. Accordingly, as a result of the adoption of the measurement date provision of SFAS No. 158 for the U.K. Pension Plan, net pension cost of $0.2 million ($0.1 million, net of taxes) was recorded in the first quarter of 2008 as an adjustment to the January 1, 2008 balance of Retained Earnings.

SFAS No. 158 also requires that other changes in the fair value of plan assets and benefit obligations (for example, actuarial and asset gains and losses) for the period between the measurement date that was used for the immediately preceding fiscal year end (September 30, 2007 for the Company) and the beginning of the fiscal year that the measurement date provision of SFAS No. 158 is first applied (January 1, 2008 for the Company) be recognized, net of taxes, as an adjustment of the opening balance of Accumulated Other Comprehensive Income (Loss). Accordingly, as a result of the adoption of the measurement date provision of SFAS No. 158 for the U.K. Pension Plan, a $0.3 million gain ($0.2 million, net of taxes) was recorded in the first quarter of 2008 as an adjustment to the January 1, 2008 balance of Accumulated Other Comprehensive Income.

In February 2008, the Company agreed with the Trustees of the U.K. Pension Plan to cease advance funding of future discretionary benefit increases to retirees. As a result, an updated actuarial valuation was prepared as of February 29, 2008 reflecting this change. On an annual basis, the Company, in consultation with the Trustees, determines an appropriate level of funding of discretionary benefit increases to retirees for that particular year depending on specific objective criteria related to the financial status of the Company and the U.K. Pension Plan. In addition to this change, a number of the other actuarial assumptions for the U.K. Pension Plan were updated to reflect the then current market conditions.

Benefit Obligation

The table below details the change in the benefit obligation, the change in the fair value of plan assets, the funded status and the amounts recognized in the Consolidated Balance Sheets as of December 31, 2008 and 2007 related to the U.K. Pension Plan:

December 31	2008	2007
	(Thousands of dollars)
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$310,410	$344,004
Service cost for the transition period *	1,465	—
Interest cost for the transition period *	4,080	—
Employee contributions for the transition period *	224	—
Actuarial gain for the transition period *	(1,502)	—
Benefit payments for the transition period *	(1,079)	—
Service cost	4,723	8,456
Interest cost	15,044	16,749
Contributions by plan participants	825	1,006
Actuarial gain	(61,169)	(61,646)
Benefits paid	(4,620)	(4,520)
Special termination benefits	—	248
Foreign currency exchange rate changes	(76,211)	6,113

Benefit obligation at end of year	192,190	310,410

Reconciliation of plan assets
Fair value of plan assets at beginning of year	324,420	291,174
Employee contributions for the transition period *	224	—
Benefit payments for the transition period *	(1,079)	—
Actual return on assets in the transition period *	4,137	—
Actual return on plan assets	(45,975)	28,543
Employer contributions	5,845	3,256
Contributions by plan participants	825	1,006
Benefits paid	(4,620)	(4,520)
Foreign currency exchange rate changes	(80,366)	4,961

Fair value of plan assets at end of year	203,411	324,420

Funded Status
Net pension asset recognized	$11,221	$14,010

*	Represents amounts recorded in conjunction with the adoption of the measurement date provision of SFAS No. 158, as discussed above.

Components of Net Pension Cost

For the years ended December 31, 2008, 2007 and 2006, the components of net pension (benefit) cost related to the U.K. Pension Plan were:

Year Ended December 31	2008	2007	2006
	(Thousands of dollars)
Service cost	$4,723	$8,456	$6,720
Interest cost	15,044	16,749	12,866
Expected return on plan assets	(23,899)	(20,093)	(16,587)
Amortization of prior service cost	15	90	269
Amortization of net loss	72	6,155	3,417

Sub-total	(4,045)	11,357	6,685
Special termination benefits	—	248	—

Net pension (benefit) cost	$(4,045)	$11,605	$6,685

Amounts Recognized in Comprehensive (Loss) Income

The table below details the amounts recognized in Comprehensive (Loss) Income, net of taxes, related to the U.K. Pension Plan for the years ended December 31, 2008 and 2007:

Year Ended December 31	2008	2007
	(Thousands of dollars)
Net (loss) gain for period *	$(6,341)	$50,469
Amortization of prior service cost	11	63
Amortization of net loss	52	4,309

Total	$(6,278)	$54,841

*	Net (loss) gain is the change in the value of the benefit obligation and/or plan assets resulting from experience different from that assumed or from a change in actuarial assumptions.

Amounts Included in Accumulated Other Comprehensive (Loss) Income

The table below details the amounts included in Accumulated Other Comprehensive (Loss) Income, net of taxes, related to the U.K. Pension Plan that have not yet been recognized as components of net pension cost as of December 31, 2008 and 2007:

December 31	2008	2007
	(Thousands of dollars)
Net loss	$13,183	$10,168
Prior service cost	16	31

Total	$13,199	$10,199

The net loss and prior service cost are being recognized over the expected remaining service lives of the active employees in the U.K. Pension Plan. As of December 31, 2008, this was estimated to be approximately 14.4 years. For the year ended December 31, 2009, prior service cost of approximately $8,000, net of taxes, is expected to be recognized as a component of the net pension benefit for the year. Accordingly, Accumulated Other Comprehensive (Loss) Income will be reduced by this amount.

Assumptions

The following assumptions were used in determining the benefit obligation and net pension (benefit) cost related to the U.K. Pension Plan:

Benefit Obligation	2008	2007
Weighted average discount rate	6.00%	5.70%
Weighted average rate of compensation increase	4.80%	5.20%

Net Pension (Benefit) Cost	2008	2007	2006
Weighted average discount rate	6.30%	4.80%	4.90%
Weighted average rate of compensation increase	5.30%	4.75%	4.50%
Weighted average expected long-term rate of return on plan assets	8.30%	7.50%	7.25%

The expected long-term rate of return on plan assets is based on expected future appreciation, as well as dividend and interest yields currently available on equity and bond markets as of the measurement date and weighted according to the composition of invested assets as of that date.

Plan Assets

As of December 31, 2008 and September 30, 2007, the weighted average asset allocations for the U.K. Pension Plan, by category, were as follows:

	December 31, 2008	September 30, 2007
Equity securities	64%	67%
Debt securities	33%	29%
Real estate	2%	3%
Other	1%	1%

The investment policy for the U.K. Pension Plan is established by its trustees (the “Trustees”) in consultation with the management of the Company. The Trustees’ investment objective is to maximize the return on assets while controlling the level of risk so as to ensure that sufficient assets are available to pay participants’ benefits as and when they arise. The Trustees have agreed that a diversified portfolio of assets with a relatively high concentration of equity securities is appropriate. In order to avoid an undue concentration of risk, a diverse spread of assets is held. The diversification is both within and across asset categories. In setting specific asset allocation targets, the Trustees take expert advice as required from professional investment advisors. Additionally, the Trustees require that the majority of the assets be realizable at short notice. The Trustees’ current investment strategy includes target allocation percentages of approximately 68% for growth assets and approximately 32% for debt securities and other assets. These target allocation percentages are spread across different categories within each asset class and permit actual allocation percentages to fall within a reasonable range of these targets.

The investment managers for the U.K. Pension Plan have full discretion in making investment decisions, subject to broad guidelines established by the Trustees. It is the Trustees’ policy not to invest in shares of the Company or any of its subsidiaries. The performance of the investment managers is benchmarked against suitable indices.

Estimated Future Benefit Payments

Estimated future benefit payments related to the U.K. Pension Plan, which reflect expected future service, as appropriate, are as follows (in thousands of dollars):

Year	Benefit Payments
2009	$5,415
2010	$5,931
2011	$6,252
2012	$6,732
2013	$5,828
2014-2018	$43,876

Contributions

In 2008, the Company contributed $5.8 million to the U.K. Pension Plan and expects to contribute approximately $3.2 million to the plan in 2009.

Defined Benefit Plan (Germany)—The Company sponsors a defined benefit pension plan for its employees in Germany (the “German Pension Plan”). The Company uses a December 31 measurement date for the German Pension Plan. In the fourth quarter of 2006, the Company adopted the recognition provisions of SFAS No. 158 for the German Pension Plan and, as a result, recognized a net gain of $0.2 million, net of taxes, in Other Comprehensive Income. In 2007, a net gain of $0.4 million, net of taxes, was recognized in Other Comprehensive Income related to the German Pension Plan. These are the only amounts related to the German Pension Plan included in Accumulated Other Comprehensive (Loss) Income as of December 31, 2008 and 2007.

As of December 31, 2008 and 2007, the pension liability related to the German Pension Plan recorded in the Consolidated Balance Sheets was approximately $2.3 million. For each of the years ended December 31, 2008, 2007 and 2006, net pension cost for the German Pension Plan was $0.2 million. Future benefit payments related to the German Pension Plan are expected to be approximately $60,000 annually for the years 2009 to 2013 and approximately $0.6 million in the aggregate during the five years thereafter.

Note O—Commitments and Contingencies

Employment Arrangements—As of December 31, 2008, the Company had employment arrangements with seven employees, which expire at various points between June 2009 and June 2011. Such arrangements provide, among other benefits, for minimum salary levels and for incentive bonuses under the Company’s incentive compensation programs which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, and severance payments and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding any participation in the Company’s incentive compensation programs and equity grants, was approximately $10.5 million as of December 31, 2008.

Lending Commitments—The Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $1.6 million at December 31, 2008, of which $1 million was committed to an employee of the Company.

Legal Actions—The Company is involved from time to time in claims, proceedings and litigation, including the matters described below:

Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of the Company in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008 Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. The action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. Sotheby’s filed a motion in the New York action to enjoin the California action as duplicative of claims that have been or could be asserted in the New York action. In January 2009 the judge in the New York action granted that motion. Sotheby’s also filed a motion in the California action seeking dismissal of that action on grounds similar to those asserted in its motion in the New York action. In January 2009 the judge in the California action granted that motion. Mr. Minor’s time to appeal those decisions has expired. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and in the California action and that they will not have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows. These actions are being vigorously defended.

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

Noortman Master Paintings—On June 7, 2006, the Company entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, the Company paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Common Stock. If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to the Company.

In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s Common Stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Common Stock on the New York Stock Exchange of $7.76 per share on February 18, 2009, the Additional Consideration had a fair value of approximately $3.8 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement dated June 7, 2006, among the parties to the Purchase Agreement and LaSalle Bank N.A.

Additionally, the Company acquired NMP subject to a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to Interest Expense over the note’s three-year term. The remaining payment of €4.2 million (approximately $5.8 million) under the note payable is due on June 7, 2009. As of December 31, 2008, the carrying value of the note payable was $5.7 million, representing the remaining payment of $5.8 million less the remaining unamortized discount of $0.1 million. The remaining carrying value of the note payable to Arcimboldo is recorded in the December 31, 2008 Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities.

(See Notes I, K, L and P for other commitments. See Notes P for other contingencies.)

Note P—Auction Guarantees

From time to time in the ordinary course of its business, the Company will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, the Company must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the guarantee must be paid, but the Company has the right to recover such amount through the future sale of the property. In some cases, the sale proceeds ultimately realized by the Company exceed the amount of any losses previously recognized on the auction guarantee. Additionally, the Company is generally entitled to a share of excess proceeds if the property under the auction guarantee sells above a minimum price. In addition, the Company is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain situations, the Company reduces its financial exposure under auction guarantees through auction commission sharing arrangements with partners. The Company’s counterparties to these risk sharing arrangements are typically major international art dealers or major art collectors. The Company could be exposed to credit-related losses in the event of nonperformance by these counterparties.

Under the terms of one auction guarantee where the Company incurred and recorded losses in the second and third quarters of 2008, the Company has the right to receive future auction consignments beginning in 2009 to recoup up to $5 million of the losses incurred. The Company has not recorded any benefit with respect to this gain contingency but will do so if and when the gain contingency is realized.

As of December 31, 2008, the Company had outstanding auction guarantees totaling $12.5 million, with the related property having pre-sale low and high estimates (1) of $13.1 million and $19.2 million, respectively. The Company’s financial exposure under these auction guarantees is reduced by $6.5 million as a result of a risk sharing arrangement with an unaffiliated partner. The property related to such auction guarantees is being offered at auctions in the first half of 2009. As of December 31, 2008, $1.4 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the Consolidated Balance Sheet (see Note D). As of December 31, 2008 and 2007, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $0.2 million and $4.3 million, respectively, and was reflected in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. In the fourth quarter of 2008, the Company recognized auction guarantee losses of approximately $0.6 million related to sales occurring in February 2009 for auction guarantees that were entered into on or before December 31, 2008.

(1)	Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

Note Q—Antitrust Related Matters

In April 1997, the U.S. Department of Justice (the “DOJ”) began an investigation of certain art dealers and major auction houses, including the Company and its principal competitor, Christie’s International, PLC (“Christie’s”). In October 2000, the Company pled guilty to a violation of U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere. In February 2001, the U.S. District Court for the Southern District of New York imposed on the Company a fine of $45 million payable to the DOJ without interest over a period of five years. In the third quarter of 2000, the Company recorded a charge of $34.1 million, representing the present value of the fine payable to the DOJ. The $10.9 million discount on the fine payable was amortized to interest expense over the five-year period during which the fine was paid. The final payment of $15 million owed under the fine was paid by the Company on February 6, 2006, and the liability to the DOJ was extinguished.

In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which the Company was responsible for funding the redemption of $62.5 million. The court determined that the $62.5 million face value had a fair market value of not less than $50 million, which is the amount of expense that was recognized by the Company as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period between the date of issuance and May 15, 2007, the date after which any unused Discount Certificates were redeemable for cash.

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

During the period January 1, 2006 to December 31, 2008, amounts charged to and cash payments made against Settlement Liabilities with respect to the Discount Certificates and the DOJ antitrust fine were as follows:

	Discount Certificates (net)	DOJ Antitrust Fine (net)	Total
	(Thousands of dollars)
Settlement Liabilities at January 1, 2006	$46,994	$14,899	$61,893
Cash payment to DOJ	—	(15,000)	(15,000)
Redemption of Discount Certificates	(4,009)	—	(4,009)
Amortization of discount	2,578	101	2,679
Loss on redemption of Discount Certificates	202	—	202

Settlement Liabilities as of December 31, 2006	45,765	—	45,765
Redemption of Discount Certificates	(24,065)	—	(24,065)
Amortization of discount	941	—	941
Loss on redemption of Discount Certificates	10	—	10

Settlement Liabilities as of December 31, 2007	22,651	—	22,651
Redemption of Discount Certificates	(4,266)	—	(4,266)
Expiration of Discount Certificates	(18,385)	—	(18,385)

Settlement Liabilities as of December 31, 2008	$—	$—	$—

In March 2003, the Company and Christie’s agreed to each pay $20 million to settle litigation that alleged violations of U.S. antitrust laws and international law impacting purchasers and sellers in auctions conducted outside the U.S. (the “International Antitrust Litigation”), and thereafter, the Company deposited $20 million into an escrow account for the benefit of the members of the class of plaintiffs. The settlement agreement for the International Antitrust Litigation provided that if, as of June 7, 2006, there were any remaining settlement funds following the payment of all submitted claims, the Company and Christie’s would be reimbursed for third-party administration costs incurred in distributing the settlement funds. In June 2006, it was determined that sufficient settlement funds remained following the payment of all submitted claims to reimburse the Company and Christie’s for third- party administration costs incurred in distributing the settlement funds. As a result, in 2006, the Company recognized a $2.4 million benefit to General and Administrative Expenses, reflecting the recovery of such third-party administration costs incurred through December 31, 2006. The Company received this reimbursement in January 2007.

In August 2006, a Canadian court approved the final settlement of the Canadian Competition Bureau’s investigation regarding anticompetitive practices relating to vendor’s commissions charged by the Company and Christie’s for auction services during the period 1993 to 2000. Under the civil settlement, the Company and its Canadian subsidiary entered into a civil Consent Prohibition Order requiring them to: (i) comply with Canadian antitrust laws and continue antitrust compliance training for five years, (ii) post a copy of the Order on the Company’s website for 120 days and notify Canadian consignors about the Order and (iii) pay $0.7 million in reimbursement of the costs of the investigation. In 2006, the Company recognized a $0.7 million charge related to the settlement of this matter within General and Administrative Expenses.

Note R—Variable Interest Entity

Prior to May 12, 2008, an art dealer with whom the Company’s Finance segment had outstanding loans of approximately $2.6 million and to whom the Company provided management consulting services met the definition of a variable interest entity (“VIE”) under FIN No. 46, “Consolidation of Variable Interest Entities,” as revised, and was consolidated as part of the Dealer segment. The $2.6 million loan was repaid on May 12, 2008. Upon the settlement of this loan, the Company’s existing arrangements with this entity terminated. As a result, the entity no longer meets the definition of a VIE under FIN No. 46 and is no longer consolidated as part of the Company’s Dealer segment.

Note S—Fair Value Measurements

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

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities from January 1, 2008 to January 1, 2009. Management is evaluating the impact of adopting SFAS No. 157 as it relates to the Company’s non-financial assets and liabilities.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which further illustrates key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 became effective on October 10, 2008 and is applicable to all periods for which financial statements have not yet been issued. Management has adopted FSP 157-3 and applied its guidance, as applicable.

Assets and liabilities measured and reported at fair value are classified and disclosed according to one of the following categories:

•	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

•

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value may be determined through the use of models or other valuation methodologies.

•

Level 3—Pricing inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

Certain of the Company’s financial assets and liabilities are reported at fair value. The table below provides fair value measurement information for such assets and liabilities as of December 31, 2008.

	Total Fair Value	Fair Value Measurements Using:
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency option contract	$199	$—	$199	$—
Trust assets related to the deferred compensation liability*	$31,298	$2,735	$28,563	$—
Liabilities:
Foreign currency forward exchange contracts	$2,580	$—	$2,580	$—

*

The Trust assets related to the deferred compensation liability in the table above do not include the cash surrender value of insurance contracts within Company-owned life insurance policies ($1.9 million as of December 31, 2008), as these contracts are not considered to be financial instruments for the purposes of this disclosure.

Level 1 Fair Value Measurements

Trust assets related to the deferred compensation liability (the “Trust”)—The fair values of certain mutual funds investments held by the Trust are based on quoted market prices.

Level 2 Fair Value Measurements

Foreign currency forward exchange contracts—The fair value of foreign currency forward exchange contracts is based on referenced market rates.

Foreign currency option contract—The fair value of the Company’s foreign currency option contract is based upon a standard option pricing model.

Trust assets related to the deferred compensation liability—Trust assets include investments in certain mutual funds that invest in highly liquid, short-term investments that are valued at amortized cost, which approximates fair value. Trust assets also include investments held within Company-owned variable life insurance policies, the fair value of which is based upon the prices of comparable publicly traded mutual funds. Trust assets also include insurance contracts within Company-owned life insurance policies, the fair value of which is stated in the underlying contract.

Note T—Restructuring Plan and Related Charges

Due to the downturn in the international art market that began in September 2008, as well as the current uncertain and challenging economic environment, in the fourth quarter of 2008 management began a strategic review of its operations with the goal of materially recalibrating the Company’s cost base through a restructuring plan impacting its operations globally (the “Restructuring Plan”).

On December 1, 2008, the Executive Committee of the Company’s Board of Directors approved the first phase of the Restructuring Plan that is resulting in headcount reductions impacting the Company’s Auction segment in North America, as well as certain corporate departments. This decision resulted in employee-related restructuring charges for severance and related benefits of $4.3 million in the fourth quarter of 2008. As of December 31, 2008, no payments were made against the $4.3 million accrued restructuring liability.

On February 26, 2009, the Company’s Board of Directors approved the second phase of the Restructuring Plan impacting Sotheby’s Auction segment in the U.K. and Continental Europe. This phase of the Restructuring Plan will result in headcount reductions and, subject to the completion of the required legal processes, a reduction in the Company’s selling activities in Amsterdam and the vacating of certain premises in connection with a reorganization of the Company’s European sourcing network. This decision will result in employee-related restructuring charges of approximately $6 million in the first quarter of 2009, as well as approximately $3 million of lease exit and facilities-related costs that will be recognized in 2009.

Total cash expenditures related to the Restructuring Plan are expected to be approximately $11 million, of which approximately $3 million will be paid in the first quarter of 2009. A substantial portion of the remaining cash expenditures related to the Restructuring Plan are expected to be made throughout the remainder of 2009.

Note U—Quarterly Results (Unaudited)

The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, the Company’s auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected lower Net Auction Sales (the hammer (sale) price of property sold at auction) when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of the Company’s operating expenses.

	First	Second	Third	Fourth
	(Thousands of dollars, except per share data)
Year Ended December 31, 2008
Net Auction Sales (a)	$675,684	$1,861,039	$637,135	$1,015,877
Income Statement Data
Revenues:
Auction and related revenues	$107,938	$290,393	$62,289	$156,005
Finance revenues	3,512	3,650	3,687	$3,334
Dealer revenues	16,685	24,791	8,396	$5,724
License fee revenues	591	918	1,174	$755
Other revenues	535	409	427	$346

Total revenues	$129,261	$320,161	$75,973	$166,164

(Loss) income from continuing operations	$(12,395)	$95,334	$(46,218)	$(8,452)

Net (loss) income	$(12,395)	$95,334	$(46,218)	$(8,452)

Per Share Amounts:
(Loss) income from continuing operations
Basic	$(0.19)	$1.47	$(0.71)	$(0.13)

Diluted	$(0.19)	$1.46	$(0.71)	$(0.13)

Net (loss) income
Basic	$(0.19)	$1.47	$(0.71)	$(0.13)

Diluted	$(0.19)	$1.46	$(0.71)	$(0.13)

Shares Outstanding:
Basic	64,395	64,663	64,719	64,740
Diluted	64,395	65,390	64,719	64,740
Year Ended December 31, 2007
Net Auction Sales (a)	$665,915	$1,808,028	$276,418	$1,875,553
Income Statement Data
Revenues:
Auction and related revenues	$129,817	$313,479	$66,359	$323,473
Finance revenues	4,780	4,219	4,029	3,997
Dealer revenues	11,847	20,495	13,442	16,982
License fee revenues	580	822	920	638
Other revenues	375	492	308	668

Total revenues	$147,399	$339,507	$85,058	$345,758

Income (loss) from continuing operations	$24,334	$107,348	$(20,948)	$102,405

Net income (loss)	$24,334	$107,348	$(20,948)	$102,405

Per Share Amounts:
Income (loss) from continuing operations
Basic	$0.39	$1.68	$(0.33)	$1.59

Diluted	$0.37	$1.64	$(0.33)	$1.55

Net income (loss)
Basic	$0.39	$1.68	$(0.33)	$1.59

Diluted	$0.37	$1.64	$(0.33)	$1.55

Shares Outstanding:
Basic	63,152	63,750	63,974	64,255
Diluted	65,078	65,561	63,974	66,024
Legend:

(a) Net Auction Sales represents the hammer (sale) price of property sold at auction.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2008, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and concluded that it is effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and has expressed an unqualified opinion in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SOTHEBY’S
New York, New York

We have audited the internal control over financial reporting of Sotheby’s and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph referring to the Company’s adoption of the measurement date provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board Statement No. 87, 88, 106 and 132 (R),” effective January 1, 2008.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP

New York, New York
February 26, 2009

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the annual meeting of shareholders to be held in 2009 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions “Compensation of Executive Officers” and “Compensation of Directors.” Notwithstanding anything to the contrary herein, Report of the Audit Committee and the Report of Compensation Committee in the Proxy Statement are not incorporated by reference herein.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption “Proposal 2—Ratification of the Appointment of Registered Public Accounting Firm.”

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)	—

The following consolidated financial statements and the related notes thereto of Sotheby’s and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Income Statements—Years ended December 31, 2008, 2007 and 2006; Consolidated Balance Sheets—December 31, 2008 and 2007; Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006; Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2008, 2007 and 2006.

15(a)(2)	—

The following is the consolidated financial statement schedule of Sotheby’s Holdings, Inc. and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006.

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

Certificate of Incorporation of Sotheby’s, as amended as of June 30, 2006, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on July 7, 2006 with the Securities and Exchange Commission.

3.2	—

By-Laws of Sotheby’s adopted as of March 31, 2006, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed on July 7, 2006 with the Securities and Exchange Commission.

4.1	—	See Exhibits 3.1 and 3.2.
4.2	—

Specimen Common Stock Certificate of Sotheby’s, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on November 21, 2006.

4.3	—

Indenture, dated as of June 17, 2008, for the 3.125% Convertible Senior Notes due 2013 between Sotheby’s, as Issuer, and the Initial Subsidiary Guarantors Party Hereto, and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2008.

4.4	—

Indenture, dated as of June 17, 2008, 7.75% Senior Notes due 2015 between Sotheby’s, as Issuer, and the Initial Subsidiary Guarantors Party Hereto, and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q. for 2008.

4.5	—

Registration Rights Agreement dated June 17, 2008, between Sotheby’s and Banc of America Securities LLC, Goldman, Sachs & Co., Comerica Securities, Inc. and HSBC Securities (USA) Inc, incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2008.

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

Fourth Amendment to Agreement of Partnership, dated January 13, 2004, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

10.13	—

Eighth Amendment to the Agreement of Partnership, dated January 23, 2008, of Acquavella Modern Art, between Sotheby’s Nevada, Inc and Acquavella Contemporary Art., Inc., incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2008.

10.14*	—

Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007 with the Securities and Exchange Commission.

10.15*	—

First Amendment to the Directors Plan, dated November 6, 2007 incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.16	—

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

10.17	—

Amendment No. 2 to the Amended and Restated Credit Agreement among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Oatshare Limited, Sotheby’s, and Bank of America, N.A. dated May 18, 2006, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 23, 2006 with the Securities and Exchange Commission.

10.18	—

Amendment No. 3 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated January 2, 2007, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2007.

10.19	—

Amendment No. 4 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated July 25, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2007.

10.20	—

Consent and Amendment No. 5 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated December 17, 2007 incorporated by reference to Exhibit 10.19 to the 2007 Form 10-K.

10.21	—

Amendment No. 6 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated January 22, 2008, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2008.

10.22	—

Amendment No. 7 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated April 24, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2008.

10.23	—

Amendment No. 8 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated June 6, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2008.

10.24	—

Amendment No. 9 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated February 4, 2009.

10.25	—

Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company’s First Quarter Form 10-Q for 2003.

10.26	—

Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.27	—

Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006 with the Securities and Exchange Commission.

10.28*	—	Letter Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006, incorporated by reference to Exhibit 10.23 to the 2007 Form 10-K.
10.29*	—	Severance Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2006.
10.30*	—

Service Agreement between Sotheby’s and Robin Woodhead, with related Terms of Employment, dated August 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2006.

10.31*	—

Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated January 25, 2007, effective January 22, 2007, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2007.

10.32*	—	Severance Agreement between Sotheby’s and Gilbert Klemann, dated October 9, 2007, effective February 1, 2008, incorporated by reference to Exhibit 10.28 to the 2007 Form 10- K.
10.33*	—

Amendment to October 9, 2007 Severance Agreement between Sotheby’s and Gilbert Klemann, dated September 9, 2008, effective September 25, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2008.

10.34*	—	Sotheby’s Holdings, Inc. Amended and Restated Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2006.
10.35*	—	First Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated July 28, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2007.
10.36*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2007.
10.37*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Entitlement Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2007.
10.38*	—	Second Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated September 7, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2007.
10.39	—

Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004 with the Securities and Exchange Commission.

10.40	—

Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004 with the Securities and Exchange Commission.

10.41	—

Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.42	—

Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.43*	—

Sotheby’s Executive Bonus Plan (as amended and restated effective as of January 1, 2007), dated April 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2007 with the Securities and Exchange Commission.

10.44	—

Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

10.45	—

Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

10.46	—

Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583), dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.5 to the Company’s Second Quarter Form 10-Q for 2008.

10.47	—

Issuer Warrant Transaction (Transaction Reference Number: NY-35264), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.6 to the Company’s Second Quarter Form 10-Q for 2008.

10.48	—

Issuer Warrant Transaction (Transaction Reference Number: SDB1627455582), dated June 11, 2008 between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.7 to the Company’s Second Quarter Form 10-Q for 2008.

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

On October 14, 2008, the Company filed a current report on Form 8-K under Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”

—

On October 23, 2008, the Company filed a current report on Form 8-K under Item 2.04, “Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement.”

	—	On November 12, 2008, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”
—

On November 14, 2008, the Company filed a current report on Form 8-K under Item 2.04, “Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement” and Item 8.01, “Other Events.”

—

On November 25, 2008, the Company filed a current report on Form 8-K under Item 2.04, “Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement.”

—	On December 4, 2008, the Company filed a current report on Form 8-K under Item 2.05, “Costs Associated with Exit or Disposal Activities.”
—	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.
—	The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K

SCHEDULE II

SOTHEBY’S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables (a):
2008 Allowance for doubtful accounts and credit losses	$7,280	$8,740	$—	$4,901	$11,119
2007 Allowance for doubtful accounts and credit losses	$7,089	$3,528	$(285)	$3,052	$7,280
2006 Allowance for doubtful accounts and credit losses	$6,137	$3,192	$—	$2,240	$7,089
Deferred tax assets:
2008 Valuation allowance	$439	$991	—	$102	$1,328
2007 Valuation allowance	$29,147	$—	$(12,308)	$16,400 (b)	$439
2006 Valuation allowance	$24,885	$1,368	$2,894	$—	$29,147

(a)	Consists of Accounts Receivable and Notes Receivables and Consignor Advances.

(b)	Includes a benefit of approximately $16.4 million recognized in the Consolidated Income Statements for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ WILLIAM F. RUPRECHT William F. Ruprecht President and Chief Executive Officer

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL I. SOVERN* Michael I. Sovern	Chairman of the Board	February 26, 2009
/s/ DEVONSHIRE* The Duke of Devonshire	Deputy Chairman of the Board	February 26, 2009
/s/ WILLIAM F. RUPRECHT William F. Ruprecht	President, Chief Executive Officer and Director	February 26, 2009
/s/ ROBIN G. WOODHEAD* Robin G. Woodhead	Executive Vice President and Director	February 26, 2009
/s/ JOHN M. ANGELO* John M. Angelo	Director	February 26, 2009
/s/ BLAKENHAM* Michael Blakenham	Director	February 26, 2009
/s/ ALLEN QUESTROM* Allen Questrom	Director	February 26, 2009
/s/ DONALD M. STEWART* Donald M. Stewart	Director	February 26, 2009
/s/ DIANA L. TAYLOR* Diana L. Taylor	Director	February 26, 2009
/s/ ROBERT S. TAUBMAN* Robert S. Taubman	Director	February 26, 2009
/s/ DENNIS M. WEIBLING* Dennis M. Weibling	Director	February 26, 2009
/s/ WILLIAM S. SHERIDAN William S. Sheridan	Executive Vice President and Chief Financial Officer	February 26, 2009
/s/ KEVIN M. DELANEY Kevin M. Delaney	Senior Vice President, Controller and Chief Accounting Officer	February 26, 2009
/s/ WILLIAM S. SHERIDAN *William S. Sheridan as Attorney-in-Fact		February 26, 2009

EXHIBIT INDEX

Exhibit No.		Description
2.1	—

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

Certificate of Incorporation of Sotheby’s, as amended as of June 30, 2006, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on July 7, 2006 with the Securities and Exchange Commission.

3.2	—

By-Laws of Sotheby’s adopted as of March 31, 2006, incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed on July 7, 2006 with the Securities and Exchange Commission.

4.1	—	See Exhibits 3.1 and 3.2.
4.2	—

Specimen Common Stock Certificate of Sotheby’s, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on November 21, 2006.

4.3	—

Indenture, dated as of June 17, 2008, for the 3.125% Convertible Senior Notes due 2013 between Sotheby’s, as Issuer, and the Initial Subsidiary Guarantors Party Hereto, and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2008.

4.4	—

Indenture, dated as of June 17, 2008, 7.75% Senior Notes due 2015 between Sotheby’s, as Issuer, and the Initial Subsidiary Guarantors Party Hereto, and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2008.

4.5	—

Registration Rights Agreement dated June 17, 2008, between Sotheby’s and Banc of America Securities LLC, Goldman, Sachs & Co., Comerica Securities, Inc. and HSBC Securities (USA) Inc, incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2008.

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

Fourth Amendment to Agreement of Partnership, dated January 13, 2004, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

10.13	—

Eighth Amendment to the Agreement of Partnership, dated January 23, 2008, of Acquavella Modern Art, between Sotheby’s Nevada, Inc and Acquavella Contemporary Art., Inc., incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2008.

10.14*	—

Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007 with the Securities and Exchange Commission.

10.15*	—

First Amendment to the Directors Plan, dated November 6, 2007 incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.16	—

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

10.17	—

Amendment No. 2 to the Amended and Restated Credit Agreement among Sotheby’s Holdings, Inc., Sotheby’s, Inc., Oatshare Limited, Sotheby’s, and Bank of America, N.A. dated May 18, 2006, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 23, 2006 with the Securities and Exchange Commission.

Exhibit No.		Description
10.18	—

Amendment No. 3 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated January 2, 2007, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2007.

10.19	—

Amendment No. 4 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated July 25, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2007.

10.20	—

Consent and Amendment No. 5 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A., dated December 17, 2007 incorporated by reference to Exhibit 10.19 to the 2007 Form 10-K.

10.21	—

Amendment No. 6 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated January 22, 2008, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2008.

10.22	—

Amendment No. 7 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated April 24, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2008.

10.23	—

Amendment No. 8 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated June 6, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2008.

10.24	—

Amendment No. 9 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated February 4, 2009.

10.25	—

Purchase and Sale Agreement between SIBS, LLC, as Seller and RFR Holding Corp., as Purchaser; Dated: As of December 16, 2002; Property: 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10(a) to the Company’s First Quarter Form 10-Q for 2003.

10.26	—

Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.27	—

Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006 with the Securities and Exchange Commission.

10.28*	—	Letter Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006, incorporated by reference to Exhibit 10.23 to the 2007 Form 10-K.
10.29*	—	Severance Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2006.
10.30*	—

Service Agreement between Sotheby’s and Robin Woodhead, with related Terms of Employment, dated August 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2006.

10.31*	—

Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated January 25, 2007, effective January 22, 2007, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2007.

Exhibit No.		Description
10.32*	—	Severance Agreement between Sotheby’s and Gilbert Klemann, dated October 9, 2007, effective February 1, 2008, incorporated by reference to Exhibit 10.28 to the 2007 Form 10-K.
10.33*	—

Amendment to October 9, 2007 Severance Agreement between Sotheby’s and Gilbert Klemann, dated September 9, 2008, effective September 25, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2008.

10.34*	—	Sotheby’s Holdings, Inc. Amended and Restated Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2006.
10.35*	—	First Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated July 28, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2007.
10.36*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2007.
10.37*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Entitlement Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2007.
10.38*	—	Second Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated September 7, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2007.
10.39	—

Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004 with the Securities and Exchange Commission.

10.40	—

Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004 with the Securities and Exchange Commission.

10.41	—

Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.42	—

Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.43*	—

Sotheby’s Executive Bonus Plan (as amended and restated effective as of January 1, 2007), dated April 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2007 with the Securities and Exchange Commission.

10.44	—

Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

10.45	—

Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263) dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

Exhibit No.		Description
10.46	—

Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583) dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.5 to the Company’s Second Quarter Form 10-Q for 2008.

10.47	—

Issuer Warrant Transaction (Transaction Reference Number: NY-35264) dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.6 to the Company’s Second Quarter Form 10-Q for 2008.

10.48	—

Issuer Warrant Transaction (Transaction Reference Number: SDB1627455582) dated June 11, 2008 between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.7 to the Company’s Second Quarter Form 10-Q for 2008.

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