Form 10-Q
period 2009-03-31
SOTHEBYS
filed 2009-05-08
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes ☐ No ☒

As of April 28, 2009, there were 66,985,128 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended

	March 31, 2009	March 31, 2008

Revenues:
Auction and related revenues	$45,978	$107,938
Finance revenues	2,419	3,512
Dealer revenues	4,746	16,685
License fee revenues	779	591
Other revenues	506	535

Total revenues	54,428	129,261

Expenses:
Direct costs of services	9,160	13,557
Dealer cost of sales	8,666	15,918
Marketing expenses	2,913	5,349
Salaries and related costs	47,960	61,171
General and administrative expenses	30,432	45,464
Depreciation and amortization expense	5,372	6,212
Restructuring charges	5,716	—

Total expenses	110,219	147,671

Operating loss	(55,791)	(18,410)

Interest income	1,600	1,912
Interest expense	(11,154)	(7,250)
Extinguishment of debt	1,039	—
Other (expense) income	(2,387)	2,623

Loss before taxes	(66,693)	(21,125)
Equity in (losses) earnings of investees, net of taxes	(151)	1,237
Income tax benefit	(32,352)	(7,493)

Net loss	$(34,492)	$(12,395)

Basic and diluted loss per share	$(0.53)	$(0.19)

Basic and diluted weighted average shares outstanding	64,945	64,395

Cash dividends paid per common share	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	March 31, 2009 (UNAUDITED)	December 31, 2008		March 31, 2008 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$28,461	$253,468		$68,855
Restricted cash	3,747	25,561		12,509
Accounts receivable, net of allowance for doubtful accounts of $8,471, $9,906 and $6,307	340,760	544,324		501,180
Notes receivable and consignor advances, net of allowance for credit losses of $1,194, $1,213 and $1,004	64,668	152,224		222,507
Inventory	174,245	186,589		200,977
Deferred income taxes	15,913	23,315		14,985
Income tax receivable	40,353	20,767		5,832
Prepaid expenses and other current assets	21,962	20,661		34,332

Total Current Assets	690,109	1,226,909		1,061,177

Non-Current Assets:
Notes receivable	89,526	24,668		61,487
Fixed assets, net of accumulated depreciation and amortization of $185,914, $182,271 and $185,726	371,903	206,206		223,552
Goodwill	14,018	14,202		27,863
Intangible assets, net of accumulated amortization of $3,653, $3,412 and $2,390	2,895	3,471		7,879
Equity method investments	18,033	18,416		18,224
Deferred income taxes	77,001	74,332		62,848
Trust assets related to deferred compensation liability	32,317	33,191		37,535
Pension asset	12,367	11,221		68,850
York Property deposit	—	50,000		50,000
Other assets	16,767	16,715		8,984

Total Assets	$1,324,936	$1,679,331		$1,628,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$159,053	$411,713		$402,458
Accounts payable and accrued liabilities	65,957	101,856		110,120
Accrued salaries and related costs	10,487	26,713		16,422
Senior unsecured debt, net of unamortized discount of $87	—	—		99,913
Settlement liabilities	—	—		20,943
Accrued income taxes	835	13,606		28,366
Deferred income taxes	1,293	1,293		—
Other current liabilities	8,997	8,611		8,799

Total Current Liabilities	246,622	563,792		687,021

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $56,965 and $1,626	506,178	329,267		—
Credit facility borrowings	—	—		45,000
York Property capital lease obligation	—	163,808		166,709
Deferred gain on sale of York Property	—	14,859		15,706
Pension liabilities	2,002	2,320		2,387
Deferred income taxes	2,311	2,947		19,141
Accrued income taxes	13,913	13,658		7,169
Deferred compensation liability	29,021	31,469		35,742
Other liabilities	6,416	3,549		11,221

Total Liabilities	806,463	1,125,669		990,096

Commitments and contingencies (see Note 12)

Shareholders’ Equity:
Common Stock, $0.01 par value	671	672	*	673	*
Authorized shares at March 31, 2009—200,000,000
Issued and outstanding shares at March 31, 2009—67,058,242
Issued and outstanding shares at December 31, 2008—67,279,925
Issued and outstanding shares at March 31, 2008—67,342,403
Additional paid-in capital	300,947	278,740	*	258,011	*
Retained earnings	278,943	325,478		315,240
Accumulated other comprehensive (loss) income	(62,088)	(51,228)		64,379

Total Shareholders’ Equity	518,473	553,662		638,303

Total Liabilities and Shareholders’ Equity	$1,324,936	$1,679,331		$1,628,399

* As restated, see Note 15.

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended

	March 31, 2009	March 31, 2008

Operating Activities:
Net loss	$(34,492)	$(12,395)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	5,372	6,212
Gain on extinguishment of debt	(1,039)	—
Equity in losses (earnings) of investees	151	(1,237)
Deferred income tax (benefit) expense	(12,804)	1,800
Stock compensation expense	6,537	8,391
Net pension benefit	(616)	(392)
Asset provisions	3,442	3,678
Unrealized gain - foreign currency option contract	—	(4,073)
Other	2,351	135

Changes in assets and liabilities:
Accounts receivable	200,978	332,617
Due to consignors	(250,020)	(371,964)
Inventory	4,635	6,007
Prepaid expenses and other current assets	(1,487)	4,116
Other long-term assets	(1,699)	(570)
Trust assets related to the deferred compensation liability	875	(6,577)
Settlement liabilities	—	(1,708)
Income tax receivable and deferred income tax assets	(21,152)	(6,958)
Accrued income taxes and deferred income tax liabilities	(11,853)	(39,029)
Accounts payable and accrued liabilities and other liabilities	(54,537)	(79,250)

Net cash used by operating activities	(165,358)	(161,197)

Investing Activities:
Funding of notes receivable and consignor advances	(12,146)	(144,251)
Collections of notes receivable and consignor advances	34,273	39,890
Capital expenditures	(4,115)	(5,636)
Purchase of York Property	(87,128)	—
Funding of York Property deposit	—	(50,000)
Acquisition, net of cash acquired	—	(193)
Distributions from equity investees	150	3,834
Decrease in restricted cash	21,913	2,548

Net cash used by investing activities	(47,053)	(153,808)

Financing Activities:
Proceeds from revolving credit facility borrowings	—	70,000
Repayments of revolving credit facility borrowings	—	(25,000)
Repayment of 7.75% Senior Notes	(1,647)	—
Dividends paid	(10,231)	(10,167)
Change in York Property capital lease obligation	(49)	(431)
Proceeds from exercise of employee stock options	—	210

Net cash (used) provided by financing activities	(11,927)	34,612

Effect of exchange rate changes on cash and cash equivalents	(669)	995

Decrease in cash and cash equivalents	(225,007)	(279,398)
Cash and cash equivalents at beginning of period	253,468	348,253

Cash and cash equivalents at end of period	$28,461	$68,855

Supplemental information on non-cash investing and financing activities:

On February 6, 2009, Sotheby’s purchased the York Property, financed in part through the assumption of an existing $235 million mortgage (see Note 9).

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

          The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s (or, together with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

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

3. Segment Reporting

          The Company’s operations are organized under three reportable segments—Auction, Finance and Dealer. The table below presents the Company’s revenues and (loss) income before taxes by segment for the three months ended March 31, 2009 and 2008:

					Reconciling
Three months ended March 31, 2009	Auction	Finance	Dealer	All Other	items*	Total

	(Thousands of dollars)
Revenues	$45,978	$2,904	$4,746	$1,285	$(485)	$54,428
Segment (loss) income	$(63,544)	$1,531	$(6,519)	$604	$1,235	$(66,693)

Three months ended March 31, 2008

Revenues	$107,938	$4,204	$16,685	$1,126	$(692)	$129,261
Segment (loss) income	$(19,666)	$1,096	$(417)	$112	$(2,250)	$(21,125)

*

The reconciling items related to Revenues represent charges between the Finance and Auction segments for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment Revenues and in Auction segment Direct Costs. The reconciling items related to segment (loss) income are explained in the table below.

          The table below presents (loss) income before taxes for the Company’s segments, as well as a reconciliation of segment (loss) income before taxes to consolidated Loss Before Taxes for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

	(Thousands of dollars)

Auction	$(63,544)	$(19,666)
Finance	1,531	1,096
Dealer	(6,519)	(417)
All Other	604	112

Segment loss before taxes	(67,928)	(18,875)

Reconciling items:
Extinguishment of debt (see Note 9)	1,039	—
Equity in losses (earnings) of investees*	196	(2,250)

Loss before taxes	$(66,693)	$(21,125)

*

Represents the Company’s pre-tax share of losses (earnings) related to its equity investees. Such amounts are included in the table above in loss before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Income Statements.

          The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2009, December 31, 2008 and March 31, 2008:

	March 31, 2009	December 31, 2008	March 31, 2008

	(Thousands of dollars)

Auction	$928,246	$1,258,468	$1,165,680
Finance	155,466	182,976	203,690
Dealer	107,929	119,320	174,407
All Other	28	153	957

Total segment assets	1,191,669	1,560,917	1,544,734

Unallocated amounts:
Deferred tax assets and income tax receivable	133,267	118,414	83,665

Consolidated Assets	$1,324,936	$1,679,331	$1,628,399

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

          Under the standard terms and conditions of its auction sales, the Company is not obligated to pay consignors for items that have not been paid for by purchasers. If a purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at a future auction or negotiate a private sale. However, at times, the Company may pay the consignor before payment is received from the buyer. As of March 31, 2009, net accounts receivable included $26.3 million related to situations when the Company has paid the consignor before receiving payment from the buyer and the buyer has taken possession of the property. Additionally, in certain situations, when the buyer takes possession of property before payment is made, the Company is liable to the consignor for the net sale proceeds whether or not the buyer makes payment. As of March 31, 2009, net accounts receivable included $18.9 million related to such situations.

          As of March 31, 2009, $60 million, or 18%, of the net accounts receivable balance was due from one purchaser. The Company has possession of the property underlying this receivable balance, but has paid the consignor for the property, as the property was sold under an auction guarantee.

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

          The target loan-to-value ratio (principal loan amount divided by the low auction estimate of the collateral) for Finance segment secured loans is 50% or lower. However, certain Finance segment loans are initially made at loan-to-value ratios higher than 50%. In addition, as a result of the Company’s normal periodic revaluation of loan collateral, the loan-to-value ratio of certain loans may increase above the 50% target loan-to-value ratio due to decreases in the low auction estimates of the collateral. As of March 31, 2009, Finance segment loans with loan-to-value ratios above 50% totaled $68.4 million and represented 44% of net Notes Receivable and Consignor Advances. The property related to such loans has a low auction estimate of approximately $106.9 million.

          At March 31, 2009, one term loan of $24 million and one consignor advance of $17 million comprised approximately 16% and 11%, respectively, of the net Notes Receivable and Consignor Advances balance.

          As of March 31, 2009, December 31, 2008 and March 31, 2008, Notes Receivable and Consignor Advances consisted of the following:

	March 31, 2009	December 31, 2008	March 31, 2008

	(Thousands of dollars)
Current:
Consignor advances	$25,200	$34,884	$139,227
Term loans	40,662	118,553	84,284
Allowance for credit losses	(1,194)	(1,213)	(1,004)

Sub-total	64,668	152,224	222,507

Non-Current:
Consignor advances	17,885	698	2,134
Term loans	71,641	23,970	59,353

Sub-total	89,526	24,668	61,487

Notes receivable and consignor advances (net)	$154,194	$176,892	$283,994

          The weighted average interest rates charged on Notes Receivable and Consignor Advances were 5.6% and 6% for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, Notes Receivable and

Consignor Advances included $0.3 million and $88.9 million, respectively, of Auction segment short-term consignor advances related to auction guarantees, which are charged below market interest rates. Excluding the impact of such consignor advances outstanding in each period, substantially all of the remaining balance of Notes Receivable and Consignor Advances related to Finance segment loans and earned weighted average interest rates of 5.8% and 7.8% for the three months ended March 31, 2009 and 2008, respectively.

5. York Property

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

          On January 11, 2008, the Company entered into a contract to reacquire the York Property from RFR for a purchase price of $370 million (the “Purchase and Sale Agreement”). The Company also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. Management has estimated the value of these terms to be approximately $3.8 million. The sale of the York Property was originally scheduled to take place on July 1, 2009, subject to RFR’s right under the Purchase and Sale Agreement to accelerate the closing to an earlier date. On November 21, 2008, RFR exercised its right to accelerate the closing, which occurred on February 6, 2009.

          The Company financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the Purchase and Sale Agreement on January 11, 2008, an $85 million cash payment made at closing on February 6, 2009 and the assumption of an existing $235 million mortgage on the York Property. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is the Company’s current intention to pre-pay the mortgage on or about July 1, 2015. In conjunction with the assumption of the York Property mortgage, the Company paid fees of $2.4 million, which are being amortized to interest expense over the remaining expected term of the loan.

          In conjunction with the final accounting for the York Property purchase, the Company recorded the York Property mortgage obligation at its $212.1 million fair value in the March 31, 2009 Condensed Consolidated Balance Sheet. The fair value of the York Property mortgage was calculated using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan.

          As a result of the closing of the transaction on February 6, 2009, the existing York Property capital lease obligation of $167 million, which had an effective interest rate of 10.4%, and the related $122 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 were derecognized and the net effect was deducted from the cost of the York Property recorded in the Condensed Consolidated Balance Sheets. Accordingly, the land and building acquired was recorded in the Condensed Consolidated Balance Sheet at an initial carrying value of approximately $292.3 million, calculated as follows (in thousands of dollars):

Fair value of York Property mortgage	$212,130
Cash payments (including direct transaction costs)	137,480
Fair value of consignment terms	3,750
Derecognition of net capital lease obligation	(45,171)
Derecognition of deferred gain	(15,894)
Initial carrying value of York Property	$292,295

          The York Property and its related mortgage are held by 1334 York, LLC, a separate legal entity of the Company that maintains its own books and records and whose results are ultimately consolidated into the Company’s financial statements. Additionally, the assets of 1334 York, LLC are not available to satisfy the debts and obligations of its affiliates or any other entity.

6. Goodwill

          For the three months ended March 31, 2009 and 2008, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

Three Months Ended March 31	2009			2008

	Auction	Dealer	Total	Auction	Dealer	Total

Balance as of January 1	$14,202	$—	$14,202	$15,920	$12,160	$28,080
Goodwill acquired	—	—	—	710	—	710
Allocation of purchase price	—	—	—	(2,131)	—	(2,131)
Foreign currency exchange rate changes	(184)	—	(184)	321	883	1,204

Balance as of March 31	$14,018	$—	$14,018	$14,820	$13,043	$27,863

          The Dealer segment Goodwill as of March 31, 2008 was solely attributable to Noortman Master Paintings (“NMP”), which was acquired by the Company in June 2006. The Company performed its latest annual impairment test for Goodwill as of October 31, 2008 and, based on the results of this test, recognized an impairment loss of $11.1 million in the fourth quarter of 2008 in the Dealer segment, eliminating the remainder of NMP’s goodwill. This impairment loss was principally due to a reduction in management’s future cash flow estimates for NMP.

          In March 2007, the Company acquired an auction house in Paris, France for a purchase price of $1.7 million (net of $3 million in cash acquired) and, as a result, recognized Goodwill of approximately $0.7 million in the first quarter of 2008 upon the completion of the valuation of assets acquired and liabilities assumed. (See Note 7 for information on the intangible asset acquired as part of this acquisition.)

7. Intangible Assets

          As of March 31, 2009, December 31, 2008 and March 31, 2008, Intangible Assets consisted of the following (in thousands of dollars):

	March 31, 2009	December 31, 2008	March 31, 2008

Indefinite lived intangible assets:
Trade Name and other	$324	$324	$2,771

Amortizable intangible assets:
Customer Relationships	6,224	6,559	7,498
Accumulated amortization	(3,653)	(3,412)	(2,390)

Sub-total	2,571	3,147	5,108

Total	$2,895	$3,471	$7,879

          The Company has intangible assets as a result of the acquisitions of Noortman Master Paintings in June 2006 and an auction house in Paris, France in March 2007.

          The Company performed its annual impairment test for indefinite lived intangible assets as of October 31, 2008 and, based on the results of this test, the Company determined that the NMP trade name was impaired and recorded an impairment loss of $2.1 million in the fourth quarter of 2008. This impairment loss was principally due to a reduction in management’s future cash flow estimates for NMP.

          For the three months ended March 31, 2009 and 2008, amortization expense related to Intangible Assets was approximately $0.4 million and $0.6 million, respectively. Estimated amortization expense for the remaining useful lives of the customer relationships are as follows (in thousands of dollars):

April-December 2009	$1,641
2010	542
2011	323
2012	65

Total	$2,571

          The estimated weighted average remaining useful life of the Company’s customer relationships is approximately 1.9 years.

8. Restructuring Plans and Related Charges

          Due to the downturn in the global economy and international art market that began in September 2008, on December 1, 2008 and February 26, 2009, the Company’s Board of Directors approved restructuring plans impacting the Auction segment in North America, the U.K. and Continental Europe, as well as certain corporate departments. These restructuring plans (collectively, the “2008 Restructuring Plan”) are the result of a strategic review of the Company’s operations conducted by management between December 2008 and February 2009. The 2008 Restructuring Plan is resulting in a 15% decrease in global headcount, a reduction in the Company’s selling activities in Amsterdam and the vacating of certain premises in connection with a reorganization of the Company’s European sourcing network. As a result of the adoption of the 2008 Restructuring Plan, the Company recorded Restructuring Charges of $4.3 million and $5.7 million in the fourth quarter of 2008 and first quarter of 2009, respectively.

          The costs related to the 2008 Restructuring Plan are recorded in Restructuring Charges in the Company’s Condensed Consolidated Income Statements and the liability related to the 2008 Restructuring Plan is recorded within Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheet. Almost the entire amount of the remaining cash expenditures related to the 2008 Restructuring Plan is expected to be made in the second quarter of 2009. Amounts charged to the restructuring liability and any related payments through March 31, 2009 were as follows:

	Severance and Termination Benefits	Other Costs	Total

Liability at December 31, 2008	$4,312	$—	$4,312
2009 charges	5,573	143	5,716
Cash payments	(4,599)	(39)	(4,638)
Foreign currency exchange rate changes	69	1	70

Balance at March 31, 2009	$5,355	$105	$5,460

          In March and April 2009, in response to the continuing downturn in the global economy and the international art market, management conducted a further strategic review of its operations and on April 27, 2009, the Executive Committee of Sotheby’s Board of Directors approved another restructuring plan (the “2009 Restructuring Plan”) impacting all areas of the Company’s global operations with the goal of additional significant cost reductions to be achieved through a further 5% reduction in global headcount. The 2009 Restructuring Plan will result in employee-related restructuring charges of approximately $5 million, which will be recognized primarily in the second quarter of 2009. Cash payments related to the 2009 Restructuring Plan are expected to be made principally in the second and third quarters of 2009.

9. Debt

          Bank Credit Facility—The Company has a senior secured credit agreement with an international syndicate of lenders arranged by Bank of America Securities N.A. (the “BofA Credit Agreement”) that expires on September 7, 2010.

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

          On February 4, 2009, as a result of the acceleration by RFR of the closing date of the Company’s purchase of the York Property (see Note 5) and the significant auction guarantee losses incurred by the Company in the second half of 2008, the BofA Credit Agreement was amended to provide for the following:

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

•

A one-time adjustment to the calculation of the consolidated leverage ratio to exclude $53 million of auction guarantee losses incurred in the second half of 2008 from Consolidated EBITDA, as defined by the BofA Credit Agreement.

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

          As a result of this amendment, the Company incurred fees of approximately $2 million, which are being amortized to interest expense over the remaining term of the BofA Credit Agreement.

          As of March 31, 2009 and December 31, 2008, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $250 million as of March 31, 2009. As of March 31, 2008, there were $45 million in outstanding borrowings under the BofA Credit Agreement. For the three months ended March 31, 2008, the weighted average interest rate charged on outstanding borrowings under the BofA Credit Agreement was approximately 5.75%.

          Management believes that the Company is in compliance with the financial and non-financial covenants and restrictions under the BofA Credit Agreement.

          Long-Term Debt—As of March 31, 2009 and December 31, 2008, long-term debt, net of unamortized discount, consisted of the following:

	March 31, 2009	December 31, 2008

	(Thousands of dollars)
York Property mortgage	$212,723	$—
Senior Notes	126,599	129,267
Convertible Notes	166,856	200,000

Total	$506,178	$329,267

          (See below for a description of the York Property mortgage, the Senior Notes and the Convertible Notes.)

          York Property Mortgage—As discussed in Note 5 above, on February 6, 2009 the Company assumed an existing $235 million mortgage loan in connection with the purchase of the York Property. The York Property mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is the Company’s current intention to pre-pay the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase, the Company recorded the York Property mortgage obligation at its $212.1 million fair value in the March 31, 2009 Condensed Consolidated Balance Sheet. The fair value of the York Property mortgage was calculated using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan.

          Convertible Notes—On June 17, 2008, the Company issued $200 million aggregate principal amount of 3.125% Convertible Senior Notes, due June 15, 2013 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. The Company may not redeem the Convertible Notes prior to their stated maturity date.

          As of March 31, 2009, the Convertible Notes had a carrying value of $166.9 million and a fair value of $125.2 million based on a broker quoted price. As of December 31, 2008, the Convertible Notes had a carrying value of $200 million. The reduction in the carrying value of the Convertible Notes between December 31, 2008 and March 31, 2009 is the result of the Company’s adoption of Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 became effective for the Company as of January 1, 2009 and applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification in Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, on January 1, 2009, the Company recorded a debt discount of approximately $35 million and an increase to Additional Paid-In Capital of approximately $18 million (net of taxes) to reflect the conversion feature of the Convertible Notes. Also, the Company recorded a cumulative effect adjustment of approximately $2 million (net of taxes) to the January 1, 2009 balance of Retained Earnings reflecting the amortization of the debt discount between the date that the Convertible Notes were issued and the date that FSP APB 14-1 was adopted. The remaining debt discount is being amortized over the remaining life of the Convertible Notes using the effective interest rate method. As a result of the recording of the debt discount, the Convertible Notes have an effective interest rate of 7.75%.

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

          On December 23, 2008, the Company repurchased an aggregate principal amount of $19 million of its Senior Notes for a purchase price of $10.5 million (representing 56% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $7.8 million, which was recognized in the Consolidated Income Statement for the year ended December 31, 2008.

          On January 27, 2009, the Company repurchased an additional $2.8 million of its Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of approximately $1 million, which was recognized within Extinguishment of Debt in the Condensed Consolidated Income Statement for the three months ended March 31, 2009. As of March 31, 2009, the Senior Notes had a carrying value of $126.6 million and a fair value of $85.9 million based on a broker quoted price.

          Future Interest and Principal Payments—As of March 31, 2009, the aggregate future principal and interest payments due under the York Property mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

April 2009 to March 2010	$29,250
April 2010 to March 2011	31,225
April 2011 to March 2012	32,194
April 2012 to March 2013	32,194
April 2013 to March 2014	229,069
Thereafter	382,679

Total future principal and interest payments	$736,611

Interest Expense—For the three months ended March 31, 2009 and 2008, interest expense consisted of the following:

	Three Months Ended March 31,

	2009	2008

	(Thousands of dollars)
Senior secured credit facility:
Interest expense on outstanding borrowings	$—	$90
Amortization of amendment and arrangement fees	406	184
Commitment fees	348	186

Sub-total	754	460

York Property capital lease obligation	1,657	4,390
York Property mortgage	2,526	—
6.98% Notes (redeemed July 18, 2008)	—	1,744
Senior Notes	2,551	—
Convertible Notes	3,211	—
Amortization of debt issuance costs	398	—
Other interest expense	57	656

Total interest expense	$11,154	$7,250

10. Deferred Compensation Plan

          Through December 31, 2006, the Company had an unfunded deferred compensation plan, the Sotheby’s, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”), which was available to certain officers of the Company for whom contributions to its qualified defined contribution retirement plan for its U.S. employees were limited by Internal Revenue Service regulations. On December 7, 2006, the Company adopted the Sotheby’s Deferred Compensation Plan (the “DCP”), effective January 1, 2007. The DCP replaced the 2005 BEP and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan. The DCP incorporates best practice features of contemporary non-qualified plans, including providing participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Employee deferrals and Company contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. DCP liabilities are financed through the trust using Company-owned variable life insurance, as well as other investments.

          As of March 31, 2009, December 31, 2008 and March 31, 2008, the DCP liability totaled $29 million, $31.5 million and $35.7 million, respectively, and the assets held in the rabbi trust totaled $32.3 million, $33.2 million and $37.5 million, respectively. Changes in the DCP liability resulting from gains (which increase the DCP liability) and losses (which decrease the DCP liability) in deemed participant investments are recognized currently in the Condensed Consolidated Income Statements within Salaries and Related Costs. For the three months ended March 31, 2009 and 2008, net losses in deemed participant investments totaled $1.0 million and $0.9 million, respectively, thereby reducing Salaries and Related Costs by these amounts.

          As of March 31, 2009, December 31, 2008 and March 31, 2008, trust assets included $4.8 million, $14.4 million and $16.3 million, respectively of investments that are classified as trading securities and reflected at fair value in the Condensed Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability. As of March 31, 2009, December 31, 2008 and March 31, 2008, trust assets included $27.5 million, $18.8 million and $21.2 million, respectively, in Company-owned variable life insurance, which is reflected at cash surrender value in the Condensed Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability.

          Gains and losses resulting from changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Condensed Consolidated Income Statements within Other (Expense) Income, which is presented below Operating Income. For the three months ended March 31, 2009 and 2008, the Condensed Consolidated Income Statements include net losses of $1.4 million and $0.9 million, respectively within Other (Expense) Income resulting from decreases in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance.

11. Defined Benefit Pension Plan

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

          For the three months ended March 31, 2009 and 2008, the components of net pension benefit related to the U.K. Pension Plan were:

	Three Months Ended March 31,

	2009	2008

	(Thousands of dollars)
Service cost	$884	$1,442
Interest cost	2,834	4,294
Expected return on plan assets	(4,337)	(6,209)
Amortization of actuarial loss	—	78
Amortization of prior service cost	3	3

Net pension benefit	$(616)	$(392)

          For the year ending December 31, 2009, prior service cost of approximately $8 thousand, net of taxes, is expected to be recognized as a component of the net pension benefit for the year. Accordingly, Accumulated Other Comprehensive (Loss) Income will be reduced by this amount.

          In 2009, the Company expects to contribute approximately $3.1 million to the U.K. Pension Plan, of which $0.8 million has been contributed as of March 31, 2009.

12. Commitments and Contingencies

          Employment Arrangements—As of March 31, 2009, the Company had employment arrangements with certain senior employees, which expire at various points between June 2009 and February 2012. Such arrangements provide, among other benefits, for minimum salary levels and for incentive compensation under the Company’s incentive compensation programs which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries related to these employment arrangements, excluding any participation in the Company’s incentive compensation programs and equity grants, was approximately $13.9 million as of March 31, 2009.

          Lending Commitments—The Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $2.7 million at March 31, 2009, of which $1.0 million was committed to an employee of the Company.

          Legal Actions—The Company is involved from time to time in claims, proceedings and litigation, including the matters described below:

Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of the Company in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. The counterclaim also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. In October 2008 Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009 Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting (ii) add a claim for damages and (iii) seek injunctive relief. The Company will be opposing that motion and, in addition, moving for summary judgment against certain of Mr. Minor’s claims. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and that they will not have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows. This counterclaim is being vigorously defended.

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

          The Company becomes involved in various other claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows.

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

          In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s Common Stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Common Stock on the New York Stock Exchange of $11.11 per share on April 28, 2009, the Additional Consideration had a fair value of approximately $5.4 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement, among the parties to the Purchase Agreement and LaSalle Bank N.A., dated June 7, 2006.

          Additionally, the Company acquired NMP subject to a €12.5 million ($16.1 million) long-term non-interest bearing note payable to Arcimboldo over a period of three years. As of the date of acquisition, the present value of the note payable to Arcimboldo was approximately €11.3 million ($14.6 million). The €1.2 million ($1.5 million) discount on the note payable is being amortized to Interest Expense over the note’s three-year term. The remaining payment of €4.2 million (approximately $5.5 million) under the note payable is due on June 7, 2009 and represents the carrying value recorded in the March 31, 2009 Condensed Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities.

          (See Notes 9 and 13 for other commitments. See Notes 13 and 17 for other contingencies.)

13. Auction Guarantees

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

          As of March 31, 2009, the Company had outstanding auction guarantees totaling $6.9 million, with the related property having pre-sale low and high estimates (1) of $6.7 million and $9.7 million, respectively. The Company’s financial exposure under these auction guarantees was reduced by $6.5 million as a result of a risk sharing arrangement with an unaffiliated partner. As of March 31, 2009, $0.3 million of the guaranteed amount had been advanced by the Company and was recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 4). As of March 31, 2009, Accounts Payable and Accrued Liabilities included an accrued loss of $0.2 million related to an auction guarantee that was outstanding as of that date. The property related to the auction guarantees outstanding as of March 31, 2009 was sold in April 2009.

          As of December 31, 2008 and March 31, 2008, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $0.2 million and $7.1 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

(1)	Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

14. Comprehensive (Loss) Income

          The Company’s comprehensive (loss) income includes the net loss for the period, as well as other comprehensive (loss) income, which consists of the change in the foreign currency translation adjustment account and credits related to the amortization of prior service cost and actuarial gains from the Company’s U.K. Pension Plan (net of taxes) during the period. For the three months ended March 31, 2009 and 2008, comprehensive (loss) income is as follows:

	Three Months Ended March 31,

	2009	2008

	(Thousands of dollars)
Net loss	$(34,492)	$(12,395)
Foreign currency exchange rate (loss) gain	(10,734)	15,306
Actuarial gains related to the U.K. Penion Plan, net of taxes	—	38,920
Amortization of prior service cost and actuarial losses related to the U.K. Pension Plan, net of taxes	2	60

Comprehensive (loss) income	$(45,224)	$41,891

15. Share-Based Payments, Dividends and Shareholders’ Equity

          Stock Compensation Expense —For the three months ended March 31, 2009 and 2008, the Company recorded stock compensation expense related to restricted stock and stock options of $6.5 million ($4.2 million, after tax) and $8.4 million ($5.3 million, after tax), respectively.

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

          As of March 31, 2009, 0.5 million shares of Common Stock were available for the issuance of new stock option grants under the Stock Option Plan. No stock options were granted or exercised during the three months ended March 31, 2009.

          The table below provides statistics for the Company’s stock options as of March 31, 2009 (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2009	935	$16.74
Canceled	—	—
Expired	—	—
Exercised	—	—

Outstanding at March 31, 2009	935	$16.74	2.8

Exercisable at March 31, 2009	935	$16.74	2.8

          As of March 31, 2009, substantially all of the Company’s stock options outstanding had exercise prices higher than the closing stock price of the Company’s Common Stock on that day. As of March 31, 2009, outstanding stock options had an intrinsic value of less than $0.1 million.

          The total intrinsic value for stock options exercised during the three months ended March 31, 2008 was $0.1 million.

          For the three months ended March 31, 2008, the amount of cash received from the exercise of stock options was approximately $0.2 million.

          Restricted Stock and Restricted Stock Units—In February 2003, the Company’s Compensation Committee of the Board of Directors approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company’s capital structure following a recapitalization transaction that was completed on September 7, 2005. The Restricted Stock Plan was further amended, effective February 1, 2009, to become the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”), whereby awards granted under the Restricted Stock Unit Plan may be in the form of Restricted Stock Units (“RSU’s”), rather than unvested shares of common stock (“Restricted Stock”).The award of RSU’s in lieu of Restricted Stock shares offers certain tax advantages and flexibility to recipients.

          In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by such employees, their present and potential contributions to the Company’s success, and such other factors as the Compensation Committee in its discretion deem relevant.

          Restricted Stock shares and RSU’s granted pursuant to the Restricted Stock Unit Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, Restricted Stock shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) through 2008 vest ratably over a three-year period and shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the achievement of certain Company net income or share price targets, as well as continued employment during the vesting periods. Prior to vesting, holders of Restricted Stock shares have voting rights and receive dividends if any, while holders of RSU’s do not have voting rights and have the right to receive dividend equivalents. Restricted Stock shares and RSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. As of March 31, 2009, 1.9 million shares remained available for future grants of Restricted Stock and RSU’s.

          The value of any awards granted pursuant to the Restricted Stock Unit Plan is generally determined based on the closing price of the Company’s Common Stock on the business day immediately prior to the date of grant. Subsequent to the date of grant, stock compensation expense is amortized to Salaries and Related Costs over the corresponding graded vesting period.

          Stock compensation expense is also recognized for the value of future Restricted Stock and RSU grants that are contractually guaranteed according to the terms of certain employment arrangements. The guaranteed value of such future grants is amortized over a period beginning on the effective date of the respective employment arrangement and through the final legal vesting date of the grant.

          On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, the Company granted William F. Ruprecht, the Company’s President and Chief Executive Officer, a one time award of 300,000 shares of Restricted Stock that will only vest for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain Company net income or share price targets are achieved as of December 31, 2008 and/or December 31, 2010. The three-year net income target was achieved on December 31, 2008. Accordingly, 180,000 of these Restricted Stock shares will vest on May 9, 2009. In the first quarter of 2009, management determined that the achievement of the five-year net income target for the remaining 120,000 Restricted Stock shares is not probable.

          Also in conjunction with his employment arrangement, beginning in 2007, Mr. Ruprecht is entitled to an annual award under the Restricted Stock Unit Plan, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the value of which is determined at the discretion of the Compensation Committee. Pursuant to this provision of his employment arrangement, Mr. Ruprecht received the following awards:

•	57,277 Restricted Stock shares granted on February 9, 2007 with a fair value of $2.2 million.

•	71,267 Restricted Stock shares granted on February 10, 2008 with a fair value of $2.2 million.

•	168,868 RSU’s granted on February 11, 2009 with a fair value of $1.4 million.

          In conjunction with employment arrangements entered into with certain senior executives in the third quarter of 2006, the Company granted 427,531 shares of Restricted Stock that will only vest at the end of the third and/or fifth years of their employment arrangements, and only if certain objective Company net income or share price targets are achieved as of June 30, 2009 and June 30, 2011. It is not expected that the net income targets will be achieved on either of the respective vesting dates.

          In February 2009, the Compensation Committee approved the issuance of the following Restricted Stock Unit awards, which will vest ratably after each of the first, second, third and fourth years following the date of grant:

•	709,655 RSU’s with a fair value of $5.9 million related to the Company’s incentive compensation program.

•	192,407 RSU’s with a fair value of $1.6 million related to executive employment arrangements, including 168,878 RSU’s with a fair value of $1.4 million issued to Mr. Ruprecht, as discussed above.

•	86,208 RSU’s with a value of $0.7 million issued at the discretion of the Compensation Committee.

          Changes in the number of outstanding Restricted Stock shares and RSU’s during the three months ended March 31, 2009 were as follows (shares in thousands):

	Restricted Shares and RSU’s	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	2,537	$31.36
Granted	988	$8.28
Vested	(605)	$30.52

Outstanding at March 31, 2009	2,920	$23.72

          The total fair value of Restricted Stock shares that vested during the three months ended March 31, 2009 and 2008 was $5.4 million and $18.2 million, respectively, based on the closing stock price on the dates the shares vested. For the three months ended March 31, 2009, the Company recorded $3.5 million of tax deficiencies against excess tax benefits previously recorded in Additional Paid-in Capital as result of the vesting of Restricted Stock shares at prices substantially lower than the grant date prices of such shares.

          As of March 31, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock-based compensation was $27.2 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.5 years. The Company does not capitalize any compensation cost related to share-based compensation awards to employees.

          Dividends—On February 26, 2009, the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million), paid on March 16, 2009 to shareholders of record as of March 9, 2009.

          On April 27, 2009, the Executive Committee of Sotheby’s Board of Directors approved a reduction in the indicative annual dividend rate from $0.60 per share to $0.20 per share, a 67% reduction. Accordingly, on May 7, 2009 the Company’s Board of Directors declared a quarterly dividend on its common stock of $0.05 per share (approximately $3.4 million), to be paid on June 15, 2009 to shareholders of record as of June 1, 2009.

          Common Stock and Additional Paid-in Capital Restatement—On June 30, 2006, Sotheby’s Holdings, Inc., a Michigan corporation (“Sotheby’s Michigan”), completed a reincorporation into the State of Delaware (the “Reincorporation”). The Reincorporation was completed by means of a merger of Sotheby’s Michigan with and into Sotheby’s Delaware, Inc., a Delaware corporation (“Sotheby’s Delaware”) and a wholly-owned subsidiary of Sotheby’s Michigan incorporated for the purpose of effecting the Reincorporation, with Sotheby’s Delaware being the surviving corporation. Sotheby’s Delaware was renamed “Sotheby’s” upon completion of the merger.

          In conjunction with the Reincorporation, each outstanding share of Class A Limited Voting Common Stock, $0.10 par value, of Sotheby’s Michigan (“Sotheby’s Michigan Stock”) was converted into one share of Common Stock, $0.01 par value, of Sotheby’s Delaware (“Sotheby’s Delaware Stock”). As a result, holders of Sotheby’s Michigan Stock became holders of Sotheby’s Delaware Stock, and their rights as holders thereof became governed by the General Corporation Law of the State of Delaware and the Certificate of Incorporation and By-Laws of Sotheby’s Delaware.

          As detailed in the table below, the Company has restated its previously reported balances of Common Stock and Additional Paid-in Capital as of December 31, 2008 and March 31, 2008 to reflect the correct $0.01 per share par value of Sotheby’s Delaware Stock. Previously, Common Stock and Additional Paid-in Capital were incorrectly recorded on the basis of a $0.10 per share par value.

	December 31, 2008

	Originally Reported	Adjustment	Restated Amount

	(Thousands of dollars)
Shareholders’ Equity:
Common Stock, $0.01 par value	$6,718	$(6,046)	$672
Additional paid-in capital	272,694	6,046	278,740
Retained earnings	325,478	—	325,478
Accumulated other comprehensive (loss)	(51,228)	—	(51,228)

Total Shareholders’ Equity	$553,662	$—	$553,662

	March 31, 2008

	Originally Reported	Adjustment	Restated Amount

	(Thousands of dollars)
Shareholders Equity:
Common Stock, $0.01 par value	$6,726	$(6,053)	$673
Additional paid-in capital	251,958	6,053	258,011
Retained earnings	315,240	—	315,240
Accumulated other comprehensive income	64,379	—	64,379

Total Shareholders’ Equity	$638,303	$—	$638,303

          The adjustments to the December 31, 2008 and March 31, 2008 balances of Common Stock and Additional Paid-in Capital do not impact the Company’s Consolidated Income Statements or Consolidated Statements of Cash Flows for the restated periods, nor do these adjustments impact the previously reported balances of assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2008 and March 31, 2008.

16. Derivative Financial Instruments

          The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” effective January 1, 2009. This standard requires certain disclosures regarding derivative instruments.

          In most cases, the Company utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client-related balances. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception. Additionally, in limited circumstances, Sotheby’s will purchase foreign currency option contracts to hedge the foreign currency risk associated with amounts payable to consignors as a result of the sale of property at auction.

          Exposures related to the Company’s foreign currency risks are centrally managed by its global treasury function. The Company’s outstanding forward exchange contracts and foreign currency option contracts, if any, are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair values. Changes in the fair value of these derivative financial instruments are recognized in the Condensed Consolidated Income Statements within Other Income (Expense).

          At March 31, 2009, the Company had $139 million of notional value forward exchange and foreign currency option contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to its forward exchange and foreign currency option contracts, but does not expect any counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of March 31, 2009 and December 31, 2008 the Condensed Consolidated Balance Sheets included liabilities of $0.9 million and $2.6 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of the Company’s outstanding derivative instruments on that date. As of March 31, 2008, the Condensed Consolidated Balance Sheets included an asset of $5.4 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of the Company’s outstanding derivative instruments on that date.

17. Uncertain Tax Positions

          As of March 31, 2009, the Company’s liability for unrecognized tax benefits was $44.1 million, representing an increase of $0.5 million when compared to December 31, 2008. As of March 31, 2008, the Company’s liability for unrecognized tax benefits was $23.8 million.

          As of March 31, 2009, December 31, 2008 and March 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate is $33.7 million, $33.6 million and $19.3 million, respectively.

          The Company believes it is reasonably possible that a decrease of $3.2 million in the balance of the unrecognized tax benefit can occur within 12 months of the December 31, 2008 balance sheet date as a result of an expected settlement of a currently ongoing tax audit by the U.S. federal government. The Company anticipates that this audit may be completed within the next 12 months.

          The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years are open for audit for federal purposes from 1998, for New York State from 2004, for New York City from 2002, and for California from 2002. The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Also still open to examination by foreign tax authorities are Hong Kong for 1998 and from 2003, and the United Kingdom from 2005.

          The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s accrual for such interest and penalties increased by $0.2 million for the three months ended March 31, 2009.

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

18. Fair Value Measurements

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

          In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which further illustrates key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 became effective on October 10, 2008 and is applicable to all periods for which financial statements have not yet been issued. Management has adopted FSP 157-3 and applied its guidance, as applicable.

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

          Certain of the Company’s financial assets and liabilities are reported at fair value. The table below provides fair value measurement information for such assets and liabilities as of March 31, 2009.

		Fair Value Measurements Using:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Trust assets related to the deferred compensation liability*	$30,153	$1	$30,152	$—

Liabilities:
Foreign currency forward exchange contracts	$898	$—	$898	$—

Deferred compensation liability	$29,021	$—	$29,021	$—

*

The Trust assets related to the deferred compensation liability in the table above do not include the cash surrender value of insurance contracts within Company-owned life insurance policies ($2.2 million as of March 31, 2009), as these contracts are not considered to be financial instruments for the purposes of this disclosure.

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

          Deferred compensation liability—The Company’s deferred compensation liability reflects the Company’s obligation to plan participants. The fair value of this obligation is based upon the value of the underlying participant investments, which are based upon the prices of comparable publicly traded mutual funds.

19. Recently Issued Accounting Standards

          In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post Retirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R) and requires expanded disclosures about plan assets in an employer’s defined benefit pension or other post-retirement plans. The expanded disclosures require information to be provided on how investment decisions are made, the major categories of plan assets, input and valuation techniques used to measure fair value of plan assets and concentrations of risk with plan assets. Although earlier application is permitted, this FSP is not required to be applied by the Company until its annual report for the year ending December 31, 2009. The new disclosure requirements do not apply to interim financial statements. Management is evaluating the impact of adopting this FSP on the Company’s consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires publicly traded companies to disclose the fair value and related carrying amounts of its financial instruments periods in interim and annual reporting, as well as the methods and significant assumptions used to estimate fair value and any changes to such methods and assumptions. This standard is effective for the Company in the second quarter of 2009. Management is evaluating the impact of this standard on its current disclosures of its financial instruments.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

          The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby’s (or together with its subsidiaries, unless the context otherwise requires, the “Company”) auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected lower Net Auction Sales (as defined below under “Key Performance Indicators”) when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

          This discussion should be read in conjunction with Note 3 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.

Overview

          As a result of the seasonality of the Auction segment’s business, first quarter results typically reflect a net loss. In the first quarter of 2009, Sotheby’s reported a net loss of ($34.5) million compared to a net loss of ($12.4) million in the first quarter of 2008. The decline in Sotheby’s results is due to a $476 million, or 71%, decrease in Net Auction Sales attributable to a continuing downturn in the international art market. Partially offsetting the impact of the substantial decrease in Net Auction Sales is a 41% improvement in auction commission margin, as well as a $37.5 million, or 25%, decrease in expenses attributable to an array of factors, including management’s cost reduction initiatives, a lower volume of Sotheby’s auction offerings and favorable changes in foreign currency exchange rates.

          A more detailed discussion of each of the significant factors impacting Sotheby’s results for the three months ended March 31, 2009 is provided below.

Outlook

          The international art market has significantly declined from the peak levels experienced prior to 2009. In particular, the markets for Impressionist and Contemporary Art, which had experienced substantial growth from 2004 to 2007, have been significantly impacted by this downturn and are not expected to approach recent peaks in the near term. As a result, the level of consignments for Sotheby’s major spring sales in the second quarter of 2009 is substantially lower than for the same sales in the second quarter of 2008. Accordingly, Sotheby’s operating results for the three and six months ended June 30, 2009 are expected to be significantly unfavorable, when compared to the results achieved for the same periods in 2008.

          Due to the downturn in the global economy and international art market, on December 1, 2008 and February 26, 2009, the Company’s Board of Directors approved restructuring plans impacting the Auction segment in North America, the U.K. and Continental Europe, as well as certain corporate departments. These restructuring plans (collectively, the “2008 Restructuring Plan”) are the result of a strategic review of Sotheby’s operations conducted by management between December 2008 and February 2009. The 2008 Restructuring Plan is resulting in a 15% decrease in global headcount, a reduction in Sotheby’s selling activities in Amsterdam and the vacating of certain premises in connection with a reorganization of Sotheby’s European sourcing network. As a result of the adoption of the 2008 Restructuring Plan, the Company recorded Restructuring Charges of $4.3 million and $5.7 million in the fourth quarter of 2008 and the first quarter of 2009, respectively.

          In March and April 2009, in response to the continuing downturn in the global economy and the international art market, management conducted a further strategic review of its operations and on April 27, 2009, the Executive Committee of Sotheby’s Board of Directors approved another restructuring plan (the “2009 Restructuring Plan”) impacting all areas of Sotheby’s global operations with the goal of additional significant cost reductions to be achieved through a further 5% reduction in global headcount. The 2009 Restructuring Plan will result in employee-related restructuring charges of approximately $5 million, which will be recognized primarily in the second quarter of 2009.

          In total, the 2008 Restructuring Plan and 2009 Restructuring Plan will result in aggregate annual cost savings of approximately $28 million. Of this amount, approximately $16 million is expected to be realized in 2009, almost entirely due to the headcount reductions.

          In addition to the 2008 Restructuring Plan and 2009 Restructuring Plan, management is implementing a number of other cost savings initiatives impacting all areas of expense. For example, management is implementing pay reductions for certain staff, unpaid furloughs for employees in most operating locations and a reduction in U.S. pension contributions. As a result of management’s cost savings initiatives (including the 2008 Restructuring Plan and 2009 Restructuring Plan), management expects to achieve aggregate cost savings of approximately $160 million in 2009 versus 2008, to be achieved in direct cost of services, marketing expenses, salaries and related costs and general and administrative expenses. A portion of the savings is the result of favorable changes in foreign exchange rates versus 2008 and a lower expected volume of auction sales.

          (See statement on Forward Looking Statements.)

Results of Operations for the Three Months Ended March 31, 2009 and 2008

          Sotheby’s results for the three months ended March 31, 2009 and 2008 are summarized below (in thousands of dollars):

	Three Months Ended March 31,		Favorable/(Unfavorable)

	2009	2008	$ Change	% Change

Revenues:
Auction and related revenues	$45,978	$107,938	$(61,960)	(57.4)%
Finance revenues	2,419	3,512	(1,093)	(31.1)%
Dealer revenues	4,746	16,685	(11,939)	(71.6)%
License fee revenues	779	591	188	31.8%
Other revenues	506	535	(29)	(5.4)%

Total revenues	54,428	129,261	(74,833)	(57.9)%

Expenses **	110,219	147,671	37,452	25.4%

Operating loss	(55,791)	(18,410)	(37,381)	*
Net interest expense	(9,554)	(5,338)	(4,216)	(79.0)%
Other (expense) income	(1,348)	2,623	(3,971)	*

Loss before taxes	(66,693)	(21,125)	(45,568)	*
Equity in (losses) earnings of investees, net of taxes	(151)	1,237	(1,388)	*
Income tax benefit	(32,352)	(7,493)	24,859	*

Net loss	$(34,492)	$(12,395)	$(22,097)	*

Key performance indicators:
Aggregate Auction Sales (a)	$236,945	$781,549	$(544,604)	(69.7)%
Net Auction Sales (b)	$199,654	$675,684	$(476,030)	(70.5)%
Private Sales (c)	$64,806	$114,437	$(49,631)	(43.4)%
Consolidated Sales (d)	$306,497	$912,671	$(606,174)	(66.4)%
Auction commission margin (e)	19.2%	13.6%	N/A	41.2%
Average loan portfolio (f)	$157,738	$170,105	$(12,367)	(7.3)%

Legend:

*	Represents a change in excess of 100%.

**	Expenses for the three months ended March 31, 2009 include restructuring charges of $5.7 million.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s.

(d)	Consolidated Sales is equal to the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the average loan portfolio of Sotheby’s Finance segment.

Impact of Changes in Foreign Currency Exchange Rates

          For the three months ended March 31, 2009, changes in foreign currency exchange rates had a net favorable impact of approximately $5.7 million on Sotheby’s results, when compared to the same period in the prior year, as detailed in the table below (in thousands of dollars):

Three Months Ended March 31, 2009	Favorable / (Unfavorable)

Total revenues	$(8,588)
Total expenses	13,853

Operating loss	5,265
Net interest expense and other	483

Impact of changes in foreign currency exchange rates	$5,748

Revenues

          For the three months ended March 31, 2009 and 2008, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended March 31	2009	2008	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$38,422	$92,219	$(53,797)	(58.3)%
Auction expense recoveries	876	1,425	(549)	(38.5)%
Private sale commissions	4,767	11,184	(6,417)	(57.4)%
Principal activities	(850)	(1,638)	788	48.1%
Catalogue subscription revenues	1,273	1,756	(483)	(27.5)%
Other	1,490	2,992	(1,502)	(50.2)%

Total auction and related revenues	45,978	107,938	(61,960)	(57.4)%

Other revenues:
Finance revenues	2,419	3,512	(1,093)	(31.1)%
Dealer revenues	4,746	16,685	(11,939)	(71.6)%
License fee revenues	779	591	188	31.8%
Other	506	535	(29)	(5.4)%

Total other revenues	8,450	21,323	(12,873)	(60.4)%

Total revenues	$54,428	$129,261	$(74,833)	(57.9)%

Auction and Related Revenues

          For the three months ended March 31, 2009, auction and related revenues decreased $62 million, or 57%, when compared to the same period in the prior year, principally due to lower auction commission revenues, and, to a much lesser extent, lower private sale commissions. Also impacting the comparison of auction and related revenues to the prior period are changes in foreign currency exchange rates, which contributed approximately $7.9 million to the decrease.

          Auction Commission Revenues — For the three months ended March 31, 2009, auction commission revenues decreased $53.8 million, or 58%, when compared to the same period in the prior year, principally due to a $476 million, or 71%, decrease in Net Auction Sales, partially offset by a 41% improvement in auction commission margin. See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.

          Net Auction Sales — For the three months ended March 31, 2009, Net Auction Sales decreased $476 million, or 71%, when compared to the same period in the prior year. The remainder of the decrease in Net Auction Sales is largely due to the downturn in the international art market that began in September of 2008, which has resulted in fewer consignments, lower sell through rates and decreased average selling prices. Specifically, the decline in first quarter Net Auction Sales is due to the following factors:

•

A $342.9 million, or 75%, decrease in the winter Impressionist and Contemporary Art sales held in London, as significantly fewer works were offered and sold at these auctions in February 2009, when compared to the prior period.

•	The (RED) charity auction held in New York in February 2008, which totaled $37.9 million in Net Auction Sales. There was no comparable charitable auction conducted in the first quarter of 2009.

•

The discontinuation of Chinese Contemporary Art sales in New York, which totaled $19.2 million in March, 2008. These sales will be consolidated into the Company’s Hong Kong sales beginning in the second quarter of 2009.

•	A $9 million, or 13%, decrease in sales of Old Master Paintings.

•	During the current period, Net Auction Sales decreased approximately $35.5 million as a result of changes in foreign currency exchange rates.

          The overall decrease in Net Auction Sales was minimally offset by Sotheby’s first ever sales conducted in Doha, Qatar, which were held in March 2009 and totaled $15.3 million.

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

          Partly as a result of reduced auction commission margins in early 2008, Sotheby’s implemented a buyer’s premium rate increase that became effective on June 1, 2008. In salesrooms in the U.S., the buyer’s premium became 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million. Generally, in foreign salesrooms, these U.S. dollar thresholds were translated into an appropriate fixed local currency amount. For auction sales conducted through May 31, 2008, the buyers’ premium charged was generally 25% of the hammer price on the first $20,000, 20% of the hammer price above $20,000 up to and including $500,000 and 12% of any remaining amount over $500,000.

          As detailed in the table above under “Key Performance Indicators,” for the three months ended March 31, 2009, auction commission margin increased approximately 41% (from 13.6% to 19.2%), when compared to the same period in the prior year. The increase in auction commission margin versus the prior year is influenced by the following factors:

•

A change in sales mix, as a substantially lower portion of Net Auction Sales in 2009 was at the high-end of Sotheby’s business where auction commission margins are traditionally lower. Furthermore, auction commission margin in the first quarter of 2008 was negatively impacted by sales from the (RED) charity auction, as Sotheby’s auction commissions for this sale were donated to the United Nations Foundation. There was no equivalent auction conducted in the first quarter of 2009.

•

A significant decrease in the use of auction guarantees and related risk reduction arrangements and strategies in response to the downturn in the international art market, as well as the current uncertain and challenging economic environment. As discussed above, when management employs such risk reduction arrangements and strategies, Sotheby’s shares its auction commissions with consignors or with its partners in auction guarantees.

•	The impact of the increased buyer’s premium rate structure that became effective in June 2008, as outlined above.

          Private Sale Commissions—The level of private sale commissions earned by Sotheby’s can vary significantly from period to period. For the three months ended March 31, 2009, private sale commissions decreased $6.4 million, or 57%, primarily due to a lower volume of high-end private sales in the current period, reflecting the downturn in the international art market.

Finance Revenues

          For the three months ended March 31, 2009, Finance revenues decreased $1.1 million, or 31%, when compared to the same period in the prior year, principally due to lower benchmark interest rates earned on the loan portfolio and a 7% decrease in the average loan portfolio balance (from $170.1 million to $157.7 million). (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from Sotheby’s Auction segment, which are eliminated in consolidation. See Note 3 of Notes to Condensed Consolidated Financial Statements.)

Dealer Segment Results

          Dealer revenues consist of revenues earned from the sale of property held by Noortman Master Paintings, an art dealer based in The Netherlands, and objects purchased by Sotheby’s for investment purposes, as well as Sotheby’s share of gains resulting from the sale of property purchased by art dealers through unsecured loans from Sotheby’s. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory. The table below summarizes revenues, cost of sales and (loss) profit for the Dealer segment for the three months ended March 31, 2009 and 2008 (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended March 31	2009	2008	$ Change	% Change

Dealer revenues	$4,746	$16,685	$(11,939)	(71.6)%
Dealer cost of sales	(8,666)	(15,918)	7,252	45.6%

Dealer (loss) profit	$(3,920)	$767	$(4,687)	*

Legend:
*	Represents a change in excess of 100%.

          The unfavorable comparison of Dealer segment results to the prior year is primarily attributable to $3.5 million in Dealer inventory writedowns, representing an increase of $1.5 million from the prior year, as well as the $1.5 million profit earned on the sale of an individual painting in the first quarter of 2008, for which there was no comparable sale in the current period.

Expenses

          For the three months ended March 31, 2009 and 2008, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended March 31	2009	2008	$ Change	% Change

Direct costs of services	$9,160	$13,557	$4,397	32.4%
Dealer cost of sales	8,666	15,918	7,252	45.6%
Marketing expenses	2,913	5,349	2,436	45.5%
Salaries and related costs	47,960	61,171	13,211	21.6%
General and administrative expenses	30,432	45,464	15,032	33.1%
Depreciation and amortization expense	5,372	6,212	840	13.5%
Restructuring charges	5,716	—	(5,716)	N/A

Total expenses	$110,219	$147,671	$37,452	25.4%

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

          For the three months ended March 31, 2009, direct costs of services decreased $4.4 million, or 32%, when compared to the same period in the prior year. This decrease is consistent with the substantially lower level of auction offerings and Net Auction Sales in the current period, as well as management’s cost reduction efforts. The comparison of direct costs of services to the prior period is also favorably impacted by $1 million in costs related to the promotion of the (RED) charity auction in February 2008, for which there was no comparable event in the current period, as well as changes in foreign currency exchange rates, which contributed approximately $0.9 million to the overall decrease.

          Partially offsetting the overall decrease in direct costs of services is $3.3 million in costs incurred to promote Sotheby’s first ever auctions conducted in Doha, Qatar in March of 2009 as part of Sotheby’s continued efforts to expand its presence in emerging markets.

          Management will continue in its cost containment efforts addressing direct costs of services in 2009, especially with regards to the costs to produce and distribute catalogues. (See statement on Forward Looking Statements.)

Marketing Expenses

          Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of cultural institutions.

          For the three months ended March 31, 2009, marketing expenses decreased by $2.4 million, or 46%, when compared to the prior period primarily as a result of management’s efforts to reduce discretionary spending.

Salaries and Related Costs

          For the three months ended March 31, 2009 and 2008, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three months ended March 31	2009	2008	$ Change	% Change

Full-time salaries	$30,784	$35,693	$4,909	13.8%
Employee benefits	2,417	4,977	2,560	51.4%
Payroll taxes	4,007	5,598	1,591	28.4%
Incentive compensation expense	1,578	2,908	1,330	45.7%
Stock compensation expense	6,537	8,175	1,638	20.0%
Other *	2,637	3,820	1,183	31.0%

Total salaries and related costs	$47,960	$61,171	$13,211	21.6%

Legend:

* Principally includes the cost of temporary labor and overtime.

          For the three months ended March 31, 2009, salaries and related costs decreased $13.2 million, or 22%, when compared to the same period in the prior year. This decrease is principally due to lower levels of full-time salaries, employee benefits, payroll taxes, stock compensation and incentive compensation. Also significantly impacting the comparison of salaries and related costs to the prior period are changes in foreign currency exchange rates, which contributed approximately $6.2 million to the overall decrease.

          See discussion below for an explanation of the significant factors contributing to the overall decrease in salaries and related costs. Also, see “Restructuring Plan and Related Charges” below for information on expected future savings in salaries and related costs.

          Full-Time Salaries—For the three months ended March 31, 2009, full-time salaries decreased $4.9 million, or 14%, when compared to the prior period almost entirely due to changes in foreign currency exchange rates (approximately $4.3 million), and to a lesser extent, the impact of headcount reductions resulting from the implementation of Sotheby’s restructuring plans (see “Restructuring Plans and Related Charges” below).

          Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and its health and welfare programs, as well as employee severance costs (excluding severance costs related to the restructuring plans discussed below).

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

          For the three months ended March 31, 2009, employee benefit costs decreased $2.6 million, or 51%, when compared to the prior period. This decrease is primarily attributable to the following factors:

•	$1.3 million in non-restructuring related employee severance costs incurred in the first quarter of 2008, which were not repeated in the first quarter of 2009.

•

$0.3 million in profit-sharing accruals in the first quarter of 2008 related to Sotheby’s U.S. defined contribution and deferred compensation plans. At the time, these accruals were consistent with management’s profitability projections for the year ended December 31, 2008. No profit-sharing costs were accrued in the first quarter of 2009.

•

A $0.2 million increase in the net pension benefit related to the Company’s defined benefit pension plan in the U.K. (the “U.K.Pension Plan,”), resulting in a net pension benefit of $0.6 million for the three months ended March 31, 2009. This increase is attributable to differences in the assumptions used to determine the net pension benefit in the periods. Specifically, in the first quarter of 2008, the assumptions used in deriving the net pension benefit did not reflect the full quarterly impact of Sotheby’s agreement with the Trustees of the U.K. Pension Plan to cease the advance funding of future discretionary increases to retirees as of February 29, 2008.

•

Various smaller decreases as a result of restructuring-related headcount reductions initiated in the fourth quarter of 2008 and the first quarter of 2009. (See “Restructuring Plans and Related Charges” below for additional information on the cost savings initiatives being implemented by management.)

          For the year ended December 31, 2009, the net pension benefit related to the U.K. Pension Plan is expected to decrease by approximately $0.8 million when compared to 2008, primarily as a result of the changes in the assumptions for the expected long-term rate of return (7.4% for 2009, as compared to 8.3% for 2008) and the discount rate (6.0% for 2009, as compared to 6.3% for 2008). (See statement on Forward Looking Statements.)

          Stock Compensation Expense—For the three months ended March 31, 2009, stock compensation expense decreased $1.6 million, or 20%, when compared to the prior period. This decrease is principally due to a substantially lower value of restricted stock awarded to employees in February 2009 as a result of the Company’s lower profitability in 2008 when compared to 2007. For the year ending December 31, 2009, stock compensation expense is expected to decrease approximately $10 million, or 32%, when compared to 2008.

          Incentive Compensation Expense—For the three months year ended March 31, 2009, accrued incentive compensation expense decreased $1.3 million, or 46%, when compared to the same period in the prior year, primarily due to a lower level of private sale commission revenue.

General and Administrative Expenses

          For the three months ended March 31, 2009, general and administrative expenses decreased $15 million, or 33%, when compared to the prior period. In the first quarter of 2009, general and administrative expenses decreased approximately $3.6 million as a result of changes in foreign currency exchange rates. The remainder of the overall decrease is primarily attributable to the following factors:

•

A $4.1 million, or 26%, decrease in professional fees, partially due to a $1.5 million decrease in costs associated with Sotheby’s outsourced tax compliance function, as well as a lower level of consulting fees, which is primarily the result of management’s cost reduction initiatives.

•	A $3.3 million, or 43%, decrease in travel and entertainment costs due to a lower level of travel in pursuit of business getting opportunities, as well as management’s cost reduction initiatives.

•	A $2.5 million decrease in bad debt expense, primarily as a result of better than expected collection efforts during the first quarter of 2009.

•	A $0.8 million decrease in client goodwill gestures, authenticity claims and other litigation-related matters.

          Management will continue in its cost containment efforts addressing general and administrative expenses in 2009, especially with regards to travel and entertainment costs and professional fees. (See statement on Forward Looking Statements.)

Restructuring Plans and Related Charges

          Due to the downturn in the global economy and international art market that began in September 2008, on December 1, 2008 and February 26, 2009, Sotheby’s Board of Directors approved restructuring plans impacting the Auction segment in North America, the U.K. and Continental Europe, as well as certain corporate departments. These restructuring plans (collectively, the “2008 Restructuring Plan”) are the result of a strategic review of Sotheby’s operations conducted by management between December 2008 and February 2009. The 2008 Restructuring Plan is resulting in a 15% decrease in global headcount, a reduction in Sotheby’s selling activities in Amsterdam and the vacating of certain premises in connection with a reorganization of Sotheby’s European sourcing network. As a result of the adoption of the 2008 Restructuring Plan, Sotheby’s recorded Restructuring Charges of $4.3 million and $5.7 million in the fourth quarter of 2008 and first quarter of 2009, respectively. Sotheby’s expects to incur facilities-related restructuring charges of approximately $1.1 million in the fourth quarter of 2009 related to the 2008 Restructuring Plan.

          In March and April 2009, in response to the continuing downturn in the global economy and the international art market, management conducted a further strategic review of its operations and on April 27, 2009, the Executive Committee of Sotheby’s Board of Directors approved another restructuring plan (the “2009 Restructuring Plan”) impacting all areas of Sotheby’s global operations with the goal of additional significant cost reductions to be achieved through a further 5% reduction in global headcount. The 2009 Restructuring Plan will result in employee-related restructuring charges of approximately $5 million, which will be recognized primarily in the second quarter of 2009.

          In total, the 2008 Restructuring Plan and 2009 Restructuring Plan will result in aggregate annual cost savings of approximately $28 million, with approximately $24 million resulting from headcount reductions and $4 million resulting from the vacating of certain premises in Europe. Of these amounts, approximately $16 million is expected to be realized in 2009 almost entirely due to the headcount reductions. The overall cost savings expected to be achieved as a result of the 2008 Restructuring Plan and 2009 Restructuring Plan is expected to be partially offset by a decrease in gross profit (i.e., auction commission revenues less direct costs of sales) of approximately $4 million as a result of the reduction in Sotheby’s selling activities in Amsterdam.

          In addition to the 2008 Restructuring Plan and 2009 Restructuring Plan, management is implementing a number of other cost savings initiatives impacting all areas of expense. For example, management is implementing pay reductions for certain staff, unpaid furloughs for employees in most operating locations and a reduction in U.S. pension contributions. As a result of management’s cost savings initiatives (including the 2008 Restructuring Plan and 2009 Restructuring Plan), management expects to achieve aggregate cost savings of approximately $160 million in 2009 versus 2008, to be achieved in direct cost of services, marketing expenses, salaries and related costs and general and administrative expenses. A portion of the savings is the result of favorable changes in foreign exchange rates versus 2008 and a lower expected volume of auction sales.

     (See statement on Forward Looking Statements.)

Net Interest Expense

          For the three months ended March 31, 2009, net interest expense increased $4.2 million, or 79%, when compared to the prior year primarily due to the incremental interest expense related to the Convertible Notes and Senior Notes issued on June 17, 2008 (see “Liquidity and Capital Resources” below), as well as lower interest income which was a result of lower average balances of cash and short-term investments and lower interest rates earned on these balances. The lower average balances of cash and short-term investments are the result of the decrease in Sotheby’s operating results in the current period and the $85 million payment made in February 2009 for the purchase of the York Property (see “York Property” below). The overall increase in net interest expense is partially offset by $0.8 million in interest income recognized in the first quarter of 2009 related to a previously delinquent client account that was determined to be collectible, for which there was no comparable event in the prior year.

Extinguishment of Debt

          On January 27, 2009, Sotheby’s repurchased $2.8 million of its 7.75% Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of approximately $1.1 million, which was recognized in the first quarter of 2009.

Other (Expense) Income

          For the three months ended March 31, 2009, Sotheby’s results include other expense of $2.4 million, as compared to other income of $2.6 million in the first quarter of 2008, which included an unrealized gain of $4.1 million related to the change in fair value of a foreign currency option contract during that period.

Income Tax Benefit

          Sotheby’s effective income tax benefit rate for the first quarter of 2009 is 48.5%. During the first quarter of 2009, Sotheby’s recognized income tax expense of $15.6 million principally attributable to the recording of a valuation allowance related to certain state and local deferred tax assets, as described below, which reduced the effective income tax benefit rate by approximately 23% for the quarter. As a result, Sotheby’s effective tax benefit rate, excluding discrete items, for the first quarter of 2009 is approximately 77.1%, compared to approximately 35% in the first quarter of 2008. The comparison of the effective tax benefit rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdictions, as well as by foreign tax rate differentials.

          As discussed above, in the first quarter of 2009, Sotheby’s recognized income tax expense of $15.6 million principally attributable to the recording of a valuation allowance related to certain state and local deferred tax assets. The recording of this valuation allowance is the result of management’s determination that it is not more likely than not that certain state and local deferred tax assets will be realized. Accordingly, Sotheby’s recorded a full valuation allowance of $15.6 million against these net deferred tax assets.

          Quarterly tax expense (benefit) is calculated using an estimated annual effective tax rate for the period using actual historical information and forward-looking estimates. The estimated annual effective tax rate will fluctuate due to changes in forecasted annual pre-tax income; changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Furthermore, the effective tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes (such changes would be recorded discretely in the quarter in which they occur). Management identifies items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. As a result of these circumstances, and due to potential changes in Sotheby’s period to period results, significant fluctuations in Sotheby’s effective tax rate and respective tax provisions or benefits over the next several quarters may occur.

FINANCIAL CONDITION AS OF MARCH 31, 2009

          This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”). For the three months ended March 31, 2009, total cash and cash equivalents decreased approximately $225 million to $28.5 million primarily due to the factors discussed below.

          Cash Used by Operating Activities—Net cash used by operating activities of $165.4 million for the three months ended March 31, 2009 is principally the result of the following elements:

•	A $54.5 million decrease in accounts payable and accrued liabilities.

•	A $49 million decrease in the net amounts owed to clients principally due to the timing of when auction sales occurred and settled.

•	A net loss of $34.5 million in the current period.

          Cash Used by Investing Activities—Net cash used by investing activities of $47.1 million for the three months ended March 31, 2009 is principally due to the $85 million payment made in conjunction with the York Property purchase in February 2009 (see “York Property” below) and the funding of other capital expenditures ($4.1 million). These cash outflows are partially offset by a $21.9 million decrease in restricted cash and a $22.1 million decrease in client loans.

          Cash Used by Financing Activities—Net cash used by financing activities of $11.9 million for the three months ended March 31, 2009 is principally due to $10.2 million in dividend payments in March 2009 and $1.6 million in repurchases of 7.75% Senior Notes in January 2009.

          Non-Cash Investing and Financing Activities—On February 6, 2009, Sotheby’s purchased the York Property, financed in part through the assumption of an existing $235 million mortgage. (See “York Property” below.)

SHARES OUTSTANDING

          Management expects weighted average diluted shares outstanding for the three and six months ended June 30, 2009 to total approximately 66 million. (See statement on Forward Looking Statements.)

YORK PROPERTY

          On February 7, 2003, Sotheby’s sold the land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) to an affiliate of RFR Holding Corp. (or “RFR”). The York Property is home to the Company’s sole North American auction salesroom and its principal North American exhibition space. In conjunction with this sale, the Company leased the York Property back from RFR for an initial 20-year term, with options for Sotheby’s to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

          On January 11, 2008, Sotheby’s entered into a contract to reacquire the York Property from RFR for a purchase price of $370 million (the “Purchase and Sale Agreement”). Sotheby’s also agreed to give the principals of RFR certain terms for future sales of works of art at Sotheby’s auctions. Management has estimated the value of these terms to be approximately $3.8 million. The sale of the York Property was originally scheduled to take place on July 1, 2009, subject to RFR’s right under the Purchase and Sale Agreement to accelerate the closing to an earlier date. On November 21, 2008, RFR exercised its right to accelerate the closing, which occurred on February 6, 2009. Appraisals of the York Property were performed in January 2009, which confirmed that the value of the York Property was approximately $390 million.

          Sotheby’s financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the Purchase and Sale Agreement on January 11, 2008, an $85 million cash payment made at closing on February 6, 2009 and the assumption of an existing $235 million mortgage on the York Property. The mortgage loan matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to pre-pay the mortgage on or about July 1, 2015. In conjunction with the assumption of the York Property mortgage, Sotheby’s paid fees of $2.4 million, which are being amortized to interest expense over the remaining expected term of the loan.

          In conjunction with the final accounting for the York Property purchase, Sotheby’s recorded the York Property mortgage obligation at its $212.1 million fair value in the March 31, 2009 Condensed Consolidated Balance Sheet. The fair value of the York Property mortgage was calculated using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. For the year ending December 31, 2009, interest expense related to the York Property mortgage is expected to be approximately $15 million, which includes approximately $3 million in non-cash charges related to the amortization of the debt discount discussed above. (See statement on Forward Looking Statements.)

          As a result of the closing of the transaction on February 6, 2009, the existing York Property capital lease obligation of $167 million, which had an effective interest rate of 10.4%, and the related $122 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 were derecognized and the net effect was deducted from the cost of the York Property recorded in Sotheby’s Condensed Consolidated Balance Sheet. Accordingly, the land and building acquired was recorded in the Condensed Consolidated Balance Sheet at an initial carrying value of approximately $292.3 million, calculated as follows (in thousands of dollars):

Fair value of York Property mortgage	$212,130
Cash payments (including direct transaction costs)	137,480
Fair value of consignment terms	3,750
Derecognition of net capital lease obligation	(45,171)
Derecognition of deferred gain	(15,894)
Initial carrying value of York Property	$292,295

          Appraisals of the York Property were performed in January 2009, which confirmed that the value of the York Property was approximately $390 million as of that date.

          Sotheby’s reported in its Annual Report on Form 10-K for the year ended December 31, 2008 that, in 2009, net savings in depreciation expense and interest expense related to the York Property would be approximately $2 million and $4 million, respectively, when compared to the prior year. However, as discussed above, in conjunction with the final accounting for the York Property purchase, the related mortgage was recorded at its $212 million fair value, rather than its $235 million face value. The resulting $22.9 million debt discount was deducted from the cost of the York Property and is being amortized to interest expense over the remaining expected term of the loan. Consequently, management has updated its projections and now expects net decreases in depreciation expense and interest expense related to the York Property of approximately $3.3 million and $0.8 million, respectively, for 2009 as compared to 2008. The expected net decrease in depreciation expense when compared to 2008 is principally the result of the difference between depreciable lives of the purchased York Property building and the derecognized York Property capital lease asset. The expected net decrease in interest expense is principally the result of the lower effective interest rate associated with the assumed York Property mortgage obligation (8%) when compared to the derecognized York Property capital lease obligation (10.4%). (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes Sotheby’s material contractual obligations and commitments as of March 31, 2009:

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
York Property Mortgage (1)
Principal	$235,000	$—	$5,094	$6,783	$223,123
Interest	80,628	13,061	25,945	25,225	16,397

Sub-total	315,628	13,061	31,039	32,008	239,520

Unsecured debt (2)
Principal payments	328,250	—	—	200,000	128,250
Interest payments	92,733	16,189	32,380	29,255	14,909

Sub-total	420,983	16,189	32,380	229,255	143,159

Other commitments:
Operating lease obligations (3)	96,944	14,712	22,128	15,362	44,742
Note payable to Arcimboldo (4)	5,514	5,514	—	—	—
Employment arrangements (5)	13,929	5,167	8,762	—	—
Uncertain tax positions (6)	—		—	—	—

Sub-total	116,387	25,393	30,890	15,362	44,742

Total	$852,998	$54,643	$94,309	$276,625	$427,421

(1)

Represents the outstanding principal and monthly interest payments due on the York Property mortgage. The York Property mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual interest rate of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to pre-pay the mortgage on or about July 1, 2015.

(2)

Represents the aggregate outstanding principal and semi-annual interest payments due on Sotheby’s 3.125% Convertible Notes, due June 15, 2013 (the “Convertible Notes”) and 7.75% Senior Notes, due June 15, 2015 (the “Senior Notes”). (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information on the Convertible Notes and the Senior Notes.)

(3)	Represents rental payments due under Sotheby’s operating lease obligations.

(4)	Represents the remaining payment due under the sale and purchase agreement related to the acquisition of Noortman Master Paintings.

(5)

Represents the remaining commitment for future salaries and other cash compensation related to employment arrangements with certain senior employees, which expire at various points between June 2009 and February 2012, excluding incentive compensation and equity grants. Such arrangements provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments and continuation of benefits upon termination of employment under certain circumstances.

(6)

Sotheby’s liability for uncertain tax positions that would be settled by cash payments to the respective taxing authorities is $16.5 million, which is classified as long-term in the March 31, 2009 Condensed Consolidated Balance Sheet. This amount is excluded from the contractual obligations table above as management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 17 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

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

          As of March 31, 2009, Sotheby’s had outstanding auction guarantees totaling $6.9 million, with the related property having pre-sale low and high estimates (1) of $6.7 million and $9.7 million, respectively. Sotheby’s financial exposure under these auction guarantees was substantially reduced by $6.5 million as a result of a risk sharing arrangement with an unaffiliated partner. As of March 31, 2009, $0.3 million of the guaranteed amount had been advanced by Sotheby’s and was recorded within Notes Receivable and Consignor Advances in the Condensed Consolidated Balance Sheet (see Note 4). As of March 31, 2009, Accounts Payable and Accrued Liabilities included an accrued loss of $0.2 million for a guarantee loss related to an auction guarantee that was outstanding as of that date. The property related to the auction guarantees outstanding as of March 31, 2009 was sold in April 2009.

          As of December 31, 2008 and March 31, 2008, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $0.2 million and $7.1 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          As of April 28, 2009, Sotheby’s had outstanding auction guarantees totaling $5 million, with the related property having pre-sale low and high estimates (1) of $5 million and $6.5 million, respectively. Sotheby’s financial exposure under these auction guarantees is entirely eliminated as a result of risk sharing arrangements with unaffiliated partners. All of the property related to such auction guarantees is being offered at auctions in May 2009. As of April 28, 2009, $5 million of the guaranteed amount had been advanced by Sotheby’s and will be recorded within Notes Receivable and Consignor Advances.

          In response to the downturn in the international art market that began in September 2008, as well as the current uncertain and challenging economic environment, Sotheby’s has substantially reduced its use of auction guarantees for sales occurring to date in 2009 when compared to the comparable sales occurring in 2008. Sotheby’s expects to continue to significantly limit its use of auction guarantees for the foreseeable future. (See statement on Forward Looking Statements.)

(1)	Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

Lending Commitments

          Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $2.7 million at March 31, 2009, of which $1.0 million is committed to an employee of Sotheby’s.

DERIVATIVE FINANCIAL INSTRUMENTS

          In most cases, Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client-related balances. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception. Additionally, in limited circumstances, Sotheby’s will purchase foreign currency option contracts to hedge the foreign currency risk associated with amounts payable to consignors as a result of the sale of property at auction.

          Exposures related to Sotheby’s foreign currency risks are centrally managed by its global treasury function. Sotheby’s outstanding forward exchange contracts and foreign currency option contracts, if any, are not designated as hedging instruments under Statement of Financial Accounting Standards (or, “SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and are recorded in the Condensed Consolidated Balance Sheets at their fair values (see Note 18 of Notes to Condensed Consolidated Financial Statements). Changes in the fair value of these derivative financial instruments are recognized in the Condensed Consolidated Income Statements within Other Income (Expense).

          At March 31, 2009, Sotheby’s had $139 million of notional value forward exchange and foreign currency option contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of Sotheby’s, but are used in the calculation of cash settlements under such contracts. Sotheby’s is exposed to credit-related losses in the event of nonperformance by the three counterparties to its forward exchange contracts, but Sotheby’s does not expect any counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of March 31, 2009 and December 31, 2008, Sotheby’s Condensed Consolidated Balance Sheets included liabilities of $0.9 million and $2.6 million, respectively recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on that date. As of March 31, 2008, Sotheby’s Condensed Consolidated Balance Sheets included an asset of $5.4 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on that date.

CONTINGENCIES

          For information related to Contingencies, see Note 12 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

          For information related to Uncertain Tax Positions, see Note 17 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and Cash Equivalents—As of March 31, 2009 Sotheby’s had cash and cash equivalents of approximately $28.5 million, which are invested on a short-term basis in the highest rated AAA U.S. Treasury money market funds and the highest rated overnight time deposits with major banks.

          Bank Credit Facility—Sotheby’s has a senior secured credit agreement with an international syndicate of lenders arranged by Bank of America Securities N.A. (“BofA”) (the “BofA Credit Agreement”) that expires on September 7, 2010.

          As of March 31, 2009, there were no outstanding borrowings under the BofA Credit Agreement and the amount of unused borrowing capacity was $250 million.

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

•

A one-time adjustment to the calculation of the consolidated leverage ratio to exclude $53 million of auction guarantee losses incurred in the second half of 2008 from Consolidated EBITDA, as defined by the BofA Credit Agreement.

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

          As a result of this amendment, Sotheby’s incurred fees of approximately $2 million, which are being amortized to interest expense over the remaining term of the BofA Credit Agreement.

          Management believes that Sotheby’s is in compliance with the financial and non-financial covenants and restrictions under the BofA Credit Agreement.

          York Property Mortgage—As discussed above, on February 6, 2009, Sotheby’s purchased the York Property from RFR for an aggregate purchase price of $370 million. Sotheby’s financed the purchase price through $135 million in cash payments and the assumption of an existing $235 million mortgage. The York Property mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to pre-pay the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase, Sotheby’s recorded the York Property mortgage obligation at its $212.1 million fair value in the March 31, 2009 Condensed Consolidated Balance Sheet. The fair value of the York Property mortgage was calculated using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan.

          Liquidity Requirements—Sotheby’s generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements.

          Sotheby’s short-term operating needs and capital requirements include working capital requirements, the funding of notes receivable and consignor advances, the funding of other short-term commitments to consignors, the funding of capital expenditures, the payment of any dividends, as well as the short-term commitments to be funded on or before March 31, 2010 included in the table of contractual obligations and commitments above.

          Sotheby’s long-term operating needs and capital requirements include working capital requirements, the funding of notes receivable and consignor advances, the funding of capital expenditures, as well as the funding of Sotheby’s presently anticipated long-term contractual obligations and commitments outlined in the table of contractual obligations and commitments above.

          Management believes that operating cash flows, cash balances and borrowings available under the BofA Credit agreement will be adequate to meet its anticipated short-term and long-term commitments, operating needs and capital requirements through the September 2010 expiration of the BofA Credit Agreement, subject to Sotheby’s ability to obtain waivers and/or amendments to the BofA Credit Agreement. (See statement on Forward Looking Statements.)

          Due to the continued downturn in the global economy and the international art market, management has determined that it is likely that Sotheby’s will not meet certain of the financial covenants in the BofA Credit Agreement as of June 30, 2009 based on current projected Net Auction Sales and operating results for the second quarter of 2009. As a result, management has commenced discussions with BofA regarding waivers and/or amendments to the BofA Credit Agreement, which would allow Sotheby’s to meet its financial covenants, but could impose additional restrictions on Sotheby’s, which could include a reduction in the available borrowing capacity. Management believes that Sotheby’s will be able to secure such waivers and/or amendments to the BofA Credit Agreement. Management and its advisors also believe that certain equity related instruments would also be available to Sotheby’s as an additional source of capital and liquidity.

          (See statement on Forward Looking Statements.)

DIVIDENDS

          On February 26, 2009, Sotheby’s Board of Directors declared a quarterly dividend on its common stock of $0.15 per share (approximately $10.2 million), paid on March 16, 2009 to shareholders of record as of March 9, 2009.

          On April 27, 2009, the Executive Committee of Sotheby’s Board of Directors approved a reduction in the indicative annual dividend rate from $0.60 per share to $0.20 per share, a 67% reduction. Management believes that this is the appropriate decision in response to the current economic environment. Accordingly, on May 7, 2009 Sotheby’s Board of Directors declared a quarterly dividend on its common stock of $0.05 per share (approximately $3.4 million), to be paid on June 15, 2009 to shareholders of record as of June 1, 2009.

          Management will continue to assess Sotheby’s quarterly dividend based upon future operating results and capital requirements.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. SFAS 132(R)-1, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits.” This FSP amends SFAS No. 132(R) and requires expanded disclosures about plan assets in an employer’s defined benefit pension or other post-retirement plans. The expanded disclosures require information to be provided on how investment decisions are made, the major categories of plan assets, input and valuation techniques used to measure fair value of plan assets and concentrations of risk with plan assets. Although earlier application is permitted, this FSP is not required to be applied by Sotheby’s until its annual report for the year ending December 31, 2009. The new disclosure requirements do not apply to interim financial statements. Management is evaluating the impact of adopting this FSP on Sotheby’s consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires publicly traded companies to disclose the fair value and related carrying amounts of its financial instruments periods in interim and annual reporting, as well as the methods and significant assumptions used to estimate fair value and any changes to such methods and assumptions. This standard is effective for the Company in the second quarter of 2009. Management is evaluating the impact of this standard on its current disclosures of its financial instruments.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Sotheby’s continually evaluates its market risk associated with its financial instruments and derivative financial instruments (see above) during the course of its business. As of March 31, 2009, Sotheby’s financial instruments include its:

•	Cash and cash equivalents

•	Restricted cash

•	Notes receivable and consignor advances (see Note 4 of Notes to Condensed Consolidated Financial Statements)

•	Trust assets related to the deferred compensation liability (see Note 10 of Notes to Condensed Consolidated Financial Statements)

•	York Property mortgage (see Note 9 of Notes to Condensed Consolidated Financial Statements)

•	7.75% Senior Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements)

•	3.125% Convertible Notes (see Note 9 of Notes to Condensed Consolidated Financial Statements)

•	Deferred compensation liability (see Note 10 of Notes to Condensed Consolidated Financial Statements), and

•	Note payable to Arcimboldo (see Note 12 of Notes to Condensed Consolidated Financial Statements)

          Management believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to Sotheby’s cash flow, earnings and fair value related to its financial instruments. (See statement on Forward Looking Statements.)

          As of March 31, 2009, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $5 million.

          Sotheby’s utilizes forward exchange contracts to manage exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client receivable and payable balances, as well as foreign currency denominated auction guarantee obligations. At March 31, 2009, Sotheby’s had $139 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities of Sotheby’s, but are used in the calculation of cash settlements under such contracts. Sotheby’s is exposed to credit-related losses in the event of nonperformance by the counterparties to its forward exchange and foreign currency option contracts, but Sotheby’s does not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Instruments” above and Note 16 of Notes to Condensed Consolidated Financial Statements.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As March 31, 2009, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2009.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

          Sotheby’s is involved from time to time in claims, proceedings and litigation, including the matters described below:

Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of the Company in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. The counterclaim also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. In October 2008 Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009 Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting (ii) add a claim for damages and (iii) seek injunctive relief. The Company will be opposing that motion and, in addition, moving for summary judgment against certain of Mr. Minor’s claims. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and that they will not have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows. This counterclaim is being vigorously defended.

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

          Sotheby’s becomes involved in various other claims and lawsuits incidental to the ordinary course of its business. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.

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

Strategic initiatives and restructuring plans

          Management is implementing certain strategic initiatives, as well as restructuring plans. Sotheby’s future operating results are dependent in part on management’s success in implementing these plans. Implementation of Sotheby’s strategic plans and its restructuring plans could unfavorably impact its short-term operating results. (See “Restructuring Plans and Related Charges” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statement on Forward Looking Statements.)

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

The ability to obtain sufficient capital resources and/or liquidity

          The inability to obtain sufficient capital resources and/or liquidity could adversely impact Sotheby’s operating flexibility, as well as its future financial condition and/or results of operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby’s, purchaser for 1334 York Avenue New York, New York.

10.2

Consent and Assumption Agreement with Release, dated February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby’s as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Lender.

	10.3	Loan Agreement, dated June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender.

	10.4	First Amendment to Loan Agreement, dated September 20, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender.

	10.5	Sotheby’s Restricted Stock Unit Plan, (As Amended and Restated Effective As Of February 1, 2009).

	10.6	Ninth Amendment to the Agreement of Partnership, dated February 11, 2009, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)

On February 9, 2009, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement”, Item 2.01, “Completion of Acquisition or Disposition of Assets” and Item 8.01, “Other Events.”

	(ii)	On March 3, 2009, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

(iii)

On March 23, 2009, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Certain Officers” and Item 9.01, “Financial Statements and Exhibits.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: May 7, 2009

Exhibit Index

Exhibit No.	Description

10.1	Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby’s, purchaser for 1334 York Avenue New York, New York.

10.2

Consent and Assumption Agreement with Release, dated February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby’s as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Lender.

10.3	Loan Agreement, dated June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender.

10.4	First Amendment to Loan Agreement, dated September 20, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender.

10.5	Sotheby’s Restricted Stock Unit Plan, (As Amended and Restated Effective As Of February 1, 2009).

10.6	Ninth Amendment to the Agreement of Partnership, dated February 11, 2009, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002