Form 10-Q
period 2009-06-30
SOTHEBYS
filed 2009-08-05
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes ☐ No ☒

As of July 28, 2009, there were 66,892,610 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Auction and related revenues	$151,007	$290,393	$196,985	$398,331
Finance revenues	2,245	3,650	4,664	7,162
Dealer revenues	13,055	24,791	17,801	41,476
License fee revenues	770	918	1,549	1,509
Other revenues	244	409	750	944

Total revenues	167,321	320,161	221,749	449,422

Expenses:
Direct costs of services	14,509	35,162	23,669	48,719
Dealer cost of sales	11,840	24,679	20,506	40,597
Marketing expenses	3,054	5,597	5,967	10,946
Salaries and related costs	49,356	71,903	97,316	133,074
General and administrative expenses	30,372	44,328	60,804	89,792
Depreciation and amortization expense	5,087	6,005	10,459	12,217
Antitrust related matters	—	(18,385)	—	(18,385)
Restructuring charges (net)	4,803	—	10,519	—

Total expenses	119,021	169,289	229,240	316,960

Operating income (loss)	48,300	150,872	(7,491)	132,462

Interest income	1,551	2,064	3,151	3,976
Interest expense	(11,431)	(8,002)	(22,585)	(15,252)
Extinguishment of debt	—	—	1,039	—
Other expense	(2,707)	(3,794)	(5,094)	(1,171)

Income (loss) before taxes	35,713	141,140	(30,980)	120,015
Equity in earnings of investees, net of taxes	242	300	91	1,537
Income tax expense (benefit)	23,774	46,106	(8,578)	38,613

Net income (loss)	$12,181	$95,334	$(22,311)	$82,939

Basic earnings (loss) per share - Sotheby’s common shareholders (see Note 3)	$0.18	$1.42	$(0.34)	$1.23

Diluted earnings (loss) per share - Sotheby’s common shareholders (see Note 3)	$0.18	$1.41	$(0.34)	$1.23

Weighted average basic shares outstanding	65,207	64,663	65,079	64,529

Weighted average diluted shares outstanding	65,784	65,390	65,079	65,695

Cash dividends paid per common share	$0.05	$0.15	$0.20	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	June 30, 2009 (UNAUDITED)	December 31, 2008		June 30, 2008 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$141,383	$253,468		$375,443
Restricted cash	11,495	25,561		13,622
Accounts receivable, net of allowance for doubtful accounts of $6,550, $9,906 and $4,993	475,974	544,324		1,024,048
Notes receivable and consignor advances, net of allowance for credit losses of $1,127, $1,213 and $1,036	59,251	152,224		117,635
Inventory	168,566	186,589		198,205
Deferred income taxes	14,544	23,315		15,850
Income tax receivable	13,806	20,767		1,759
Prepaid expenses and other current assets	19,656	20,661		23,753

Total Current Assets	904,675	1,226,909		1,770,315

Non-Current Assets:
Notes receivable	95,864	24,668		94,445
Fixed assets, net of accumulated depreciation and amortization of $190,174, $182,271 and $185,664	378,263	206,206		224,746
Goodwill	14,639	14,202		27,802
Intangible assets, net of accumulated amortization of $4,340, $3,412 and $2,992	2,623	3,471		7,432
Equity method investments	17,706	18,416		18,184
Deferred income taxes	86,619	74,332		76,490
Trust assets related to deferred compensation liability	34,340	33,191		39,992
Pension asset	15,953	11,221		73,859
York Property deposit	—	50,000		50,000
Other assets	15,875	16,715		17,073

Total Assets	$1,566,557	$1,679,331		$2,400,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$341,085	$411,713		$752,372
Accounts payable and accrued liabilities	67,389	101,856		130,058
Accrued salaries and related costs	12,383	26,713		28,710
Senior unsecured debt, net of unamortized discount of $79	—	—		99,921
Accrued income taxes	18,503	13,606		50,473
Deferred income taxes	1,293	1,293		—
Other current liabilities	3,717	8,611		9,693

Total Current Liabilities	444,370	563,792		1,071,227

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $54,451, $1,626 and $1,953	508,799	329,267		348,047
York Property capital lease obligation	—	163,808		165,555
Deferred gain on sale of York Property	—	14,859		15,424
Deferred income taxes	1,698	2,947		16,830
Accrued income taxes	14,815	13,658		7,839
Deferred compensation liability	31,283	31,469		36,629
Other liabilities	7,142	5,869		5,912

Total Liabilities	1,008,107	1,125,669		1,667,463

Commitments and contingencies (see Note 14)

Shareholders’ Equity:
Common Stock, $0.01 par value	660	672	*	673	*
Authorized shares at June 30, 2009—200,000,000
Issued and outstanding shares—66,892,593, 67,279,925 and 67,310,491
Additional paid-in capital	303,140	278,740	*	265,711	*
Retained earnings	288,537	325,478		400,409
Accumulated other comprehensive (loss) income	(33,887)	(51,228)		66,082

Total Shareholders’ Equity	558,450	553,662		732,875

Total Liabilities and Shareholders’ Equity	$1,566,557	$1,679,331		$2,400,338

* As restated, see Note 17

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended

	June 30, 2009	June 30, 2008

Operating Activities:
Net (loss) income	$(22,311)	$82,939

Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization expense	10,459	12,217
Gain on extinguishment of debt	(1,039)	—
Equity in earnings of investees	(91)	(1,537)
Deferred income tax (benefit) expense	(27,409)	3,131
Stock compensation expense	12,066	16,755
Net pension benefit	(1,105)	(1,695)
Asset provisions	2,859	6,204
Antitrust related matters	—	(18,385)
Amortization of discount on long-term debt	4,911	—
Excess tax benefits from stock-based compensation	—	(103)
Other	534	(1,522)

Changes in assets and liabilities:
Accounts receivable	88,301	(184,051)
Due to consignors	(88,641)	(25,579)
Inventory	13,696	1,978
Prepaid expenses and other current assets	1,960	1,539
Other long-term assets	(1,389)	(667)
Trust assets related to the deferred compensation liability	(1,149)	(7,396)
Settlement liabilities	—	(4,266)
Income tax receivable and deferred income tax assets	12,434	(464)
Accrued income taxes and deferred income tax liabilities	4,875	(18,932)
Accounts payable and accrued liabilities and other liabilities	(55,027)	(45,181)

Net cash used by operating activities	(46,066)	(185,015)

Investing Activities:
Funding of notes receivable and consignor advances	(53,395)	(220,203)
Collections of notes receivable and consignor advances	80,254	187,937
Capital expenditures	(7,449)	(13,418)
Purchase of York Property	(87,128)	—
Funding of York Property deposit	—	(50,000)
Acquisition, net of cash acquired	—	(193)
Distributions from equity investees	850	4,389
Decrease in restricted cash	14,420	1,556

Net cash used by investing activities	(52,448)	(89,932)

Financing Activities:
Proceeds from revolving credit facility borrowings	—	140,000
Repayments of revolving credit facility borrowings	—	(140,000)
Proceeds from 3.125% Convertible Senior Notes, net of debt issuance cost of $5,700	—	194,300
Proceeds from 7.75% Senior Notes, net of debt issuance costs and discount of $4,145	—	145,855
Repayment of 7.75% Senior Notes	(1,647)	—
Premiums paid for convertible note hedges	—	(40,600)
Proceeds received from sale of common stock warrants	—	22,300
Dividends paid	(13,636)	(20,332)
Decrease in York Property capital lease obligation	(49)	(875)
Proceeds from exercise of employee stock options	259	252
Excess tax benefits from stock-based compensation	—	103

Net cash (used) provided by financing activities	(15,073)	301,003

Effect of exchange rate changes on cash and cash equivalents	1,502	1,134

(Decrease) increase in cash and cash equivalents	(112,085)	27,190
Cash and cash equivalents at beginning of period	253,468	348,253

Cash and cash equivalents at end of period	$141,383	$375,443

Supplemental information on non-cash investing and financing activities:

On February 6, 2009, Sotheby’s purchased the York Property, which was financed, in part, through the assumption of an existing $235 million mortgage (see Note 6).

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

          Earnings per share presentation–The Company’s presentation of basic and diluted earnings per share for the three and six months ended June 30, 2008 has been retroactively adjusted as a result of the Company’s adoption of Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” See Note 3 for further information.

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

3. Earnings (Loss) Per Share

          Basic earnings per share–Basic earnings per share attributable to the Company’s common shareholders is computed using the weighted average number of common shares outstanding during the period and excludes net income attributable to participating securities under the two-class method in accordance with FSP No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” Participating securities include unvested restricted stock and unvested restricted stock units, which have nonforfeitable rights to dividends.

          Diluted earnings per share–Diluted earnings per share attributable to the Company’s common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock, unvested restricted stock units, incremental common shares issuable upon the exercise of stock options and deferred stock units issued pursuant to the Sotheby’s Stock Compensation Plan for Non-Employee Directors. The number of such potential common shares included in the computation of diluted earnings per share is determined using the treasury stock method in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 128, “Earnings per Share.”

          For the three months ended June 30, 2009 and 2008, 1.7 million and 0.1 million shares, respectively, of potentially dilutive common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, 3.2 million and 0.1 million shares, respectively, of potentially dilutive common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

          The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2009 (in thousands of dollars, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Basic:
Numerator:
Net income (loss) attributable to Sotheby’s	$12,181	$95,334	$(22,311)	$82,939
Less: Net income attributable to participating securities	471	3,782	— *	3,327

Net income (loss) attributable to Sotheby’s common shareholders	$11,710	$91,552	$(22,311)	$79,612

Denominator:
Weighted average common shares outstanding	65,207	64,663	65,079	64,529

Basic earnings (loss) per share - Sotheby’s common shareholders	$0.18	$1.42	$(0.34)	$1.23

Diluted:
Numerator:
Net income (loss) attributable to Sotheby’s	$12,181	$95,334	$(22,311)	$82,939
Less: Net income attributable to participating securities	397	3,228	— *	2,325

Net income (loss) attributable to Sotheby’s common shareholders	$11,784	$92,106	$(22,311)	$80,614

Denominator:
Weighted average common shares outstanding	65,207	64,663	65,079	64,529
Weighted average effect of Sotheby’s dilutive potential common shares:
Restricted stock and restricted stock units	437	382	N/A	797
Non-employee director share deferrals	114	77	N/A	75
Stock options	26	268	N/A	294

Denominator for computation of diluted earnings (loss) per share	65,784	65,390	65,079	65,695

Diluted earnings (loss) per share - Sotheby’s common shareholders	$0.18	$1.41	$(0.34)	$1.23

* In periods with a net loss, the amount of the net loss attributable to participating securities is excluded from the computation of basic and diluted loss per share.

          The following table summarizes the impact of adopting FSP No. EITF 03-6-1 on basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31	2008	2007	2006

Basic earnings per share - Sotheby’s common shareholders:
As reported	$0.44	$3.34	$1.77

As computed under the two-class method	$0.42	$3.22	$1.71

Diluted earnings per share- Sotheby’s common shareholders:
As reported	$0.43	$3.25	$1.72

As computed under the two-class method	$0.42	$3.22	$1.71

4. Segment Reporting

          The Company’s operations are organized under three reportable segments—Auction, Finance and Dealer. The table below presents the Company’s revenues and income (loss) before taxes by segment for the three and six months ended June 30, 2009 and 2008.

Three months ended June 30, 2009	Auction	Finance	Dealer	All Other	Reconciling items*	Total

	(Thousands of dollars)
Revenues	$151,007	$3,054	$13,055	$1,014	$(809)	$167,321
Segment income (loss)	$33,777	$2,255	$(445)	$496	$(370)	$35,713

Three months ended June 30, 2008

Revenues	$290,393	$4,816	$24,791	$1,327	$(1,166)	$320,161
Segment income (loss)	$124,776	$1,330	$(3,014)	$209	$17,839	$141,140

Six months ended June 30, 2009	Auction	Finance	Dealer	All Other	Reconciling items*	Total

	(Thousands of dollars)
Revenues	$196,985	$5,958	$17,801	$2,299	$(1,294)	$221,749
Segment (loss) income	$(29,767)	$3,786	$(6,964)	$1,100	$865	$(30,980)

Six months ended June 30, 2008

Revenues	$398,331	$9,020	$41,476	$2,453	$(1,858)	$449,422
Segment income (loss)	$105,110	$2,426	$(3,431)	$321	$15,589	$120,015

*

The reconciling items related to Revenues represent charges between the Finance and Auction segments for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment Revenues and in Auction segment Direct Costs. The reconciling items related to segment income (loss) are explained in the table below, which presents income (loss) before taxes for the Company’s segments, as well as a reconciliation of segment income (loss) before taxes to consolidated Income (Loss) Before Taxes for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(Thousands of dollars)
Reportable Segments:
Auction	$33,777	$124,776	$(29,767)	$105,110
Finance	2,255	1,330	3,786	2,426
Dealer	(445)	(3,014)	(6,964)	(3,431)
All Other	496	209	1,100	321

Segment income (loss) before taxes	36,083	123,301	(31,845)	104,426
Unallocated amounts and reconciling items:
Extinguishment of debt (see Note 10)	—	—	1,039	—
Equity in earnings of investees**	(370)	(546)	(174)	(2,796)
Antitrust related matters (see Note 13)	—	18,385	—	18,385

Income (loss) before taxes	$35,713	$141,140	$(30,980)	$120,015

**

Represents the Company’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in loss before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Income Statements.

          The table below presents assets for the Company’s reportable segments, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2009, December 31, 2008 and June 30, 2008.

	June 30, 2009	December 31, 2008	June 30, 2008

	(Thousands of dollars)
Reportable Segments:
Auction	$1,195,874	$1,258,468	$1,949,832
Finance	155,736	182,976	207,081
Dealer	99,854	119,320	148,971
All Other	124	153	355

Total segment assets	1,451,588	1,560,917	2,306,239
Unallocated amounts:
Deferred tax assets and income tax receivable	114,969	118,414	94,099

Consolidated Assets	$1,566,557	$1,679,331	$2,400,338

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

          Under the Company’s standard payment terms, payments from purchasers are due within 30 days from the sale date and consignor payments are made 35 days from the sale date. However, for specific collecting categories, extended payment terms are provided to buyers who are well-known to the Company in order to support and market a sale. Such terms typically extend the payment due date from 30 days to a date that is no greater than one year from the sale date. When providing extended payment terms, the Company attempts to match the timing of receipt from the buyer with payment to the consignor, but is not always successful in doing so.

          Under the standard terms and conditions of its auction sales, the Company is not obligated to pay consignors for items that have not been paid for by purchasers. If a purchaser defaults on payment, the Company has the right to cancel the sale and return the property to the owner, re-offer the property at a future auction or negotiate a private sale. However, at times, the Company may pay the consignor before payment is received from the buyer and/or may allow the buyer to take possession of the property before payment is made. In these situations, the Company is liable to the consignor for the net sale proceeds whether or not the buyer makes payment. As of June 30, 2009, net Accounts Receivable included $93.6 million related to situations when the Company has allowed the buyer to take possession of the property before payment is made. As of June 30, 2009, net Accounts Receivable included $60.9 million related to situations when the Company has paid the consignor before payment is received from the buyer and has allowed the buyer to take possession of the property.

          Management believes that adequate allowances have been established to provide for potential losses on any uncollected amounts.

          Notes Receivable and Consignor Advances—The Finance segment provides certain collectors and art dealers with financing, generally secured by works of art that the Company either has in its possession or permits borrowers to possess. The Finance segment’s loans are predominantly variable interest rate loans. As such, the carrying value of these loans approximates fair value.

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

          The target loan-to-value ratio (principal loan amount divided by the low auction estimate of the collateral) for Finance segment secured loans is 50% or lower. However, certain Finance segment loans are made at initial loan-to-value ratios higher than 50%. In addition, as a result of the Company’s normal periodic revaluation of loan collateral, the loan-to-value ratio of certain loans may increase above the 50% target loan-to-value ratio due to decreases in the low auction estimates of the collateral. As of June 30,

2009, Finance segment loans with loan-to-value ratios above 50% totaled $64.7 million and represented 42% of net Notes Receivable and Consignor Advances. The collateral related to such loans has a low auction estimate of approximately $99.8 million.

          As of June 30, 2009, one term loan of $20.7 million (collateralized by works of art with a low auction estimate of approximately $55.2 million) and one consignor advance of $18.5 million (collateralized by works of art with a low auction estimate of approximately $56.5 million) comprised approximately 13.4% and 11.9%, respectively, of the net Notes Receivable and Consignor Advances balance.

          As of June 30, 2009, December 31, 2008 and June 30, 2008, Notes Receivable and Consignor Advances consisted of the following:

	June 30, 2009	December 31, 2008	June 30, 2008

	(Thousands of dollars)
Current:
Consignor advances	$30,291	$34,884	$48,354
Term loans	30,087	118,553	70,317
Allowance for credit losses	(1,127)	(1,213)	(1,036)

Sub-total	59,251	152,224	117,635

Non-Current:
Consignor advances	27,076	698	—
Term loans	68,788	23,970	94,445

Sub-total	95,864	24,668	94,445

Notes receivable and consignor advances (net)	$155,115	$176,892	$212,080

          The weighted average interest rates earned on Notes Receivable and Consignor Advances were 5.4% and 5.1% for the three months ended June 30, 2009 and 2008, respectively, and 5.5% for the six months ended June 30, 2009 and 2008.

6. York Property

          The land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) is home to the Company’s sole North American auction salesroom and its principal North American exhibition space. On February 7, 2003, the Company sold the York Property to an affiliate of RFR Holding Corp. (“RFR”). In conjunction with this sale, the Company leased the York Property back from RFR for an initial 20-year term, with options for the Company to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

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

          The Company financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the Purchase and Sale Agreement on January 11, 2008, an $85 million cash payment made at closing on February 6, 2009 and the assumption of an existing $235 million mortgage on the York Property (the “York Property Mortgage”).

          The York Property Mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is the Company’s current intention to pre-pay the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in the first quarter of 2009, the Company recorded the York Property Mortgage at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. The Company paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to interest expense over the remaining expected term of the loan. As of June 30, 2009, the $213.6 million carrying amount of the York Property Mortgage approximates its fair value.

          As a result of the closing of the transaction on February 6, 2009, the existing capital lease obligation of $167 million, which had an effective interest rate of 10.4%, and the related $122 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 were derecognized and the net effect was deducted from the initial carrying value of the York Property. Accordingly, the land and building acquired in conjunction with the purchase of the York Property was recorded in the Condensed Consolidated Balance Sheet at an initial carrying value of approximately $292.3 million in the first quarter of 2009, computed as follows (in thousands of dollars):

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

7. Goodwill

          Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested annually for impairment (as of October 31st) at the reporting unit level and whenever events or circumstances indicate impairment may exist. An impairment loss is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. Fair values are established using a discounted cash flow methodology.

          For the six months ended June 30, 2009 and 2008, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008

	Auction	Dealer	Total	Auction	Dealer	Total

Balance as of January 1	$14,202	$—	$14,202	$15,920	$12,160	$28,080
Goodwill acquired	—	—	—	710	—	710
Allocation of purchase price	—	—	—	(2,212)	—	(2,212)
Foreign currency exchange rate changes	437	—	437	320	904	1,224

Balance as of June 30	$14,639	$—	$14,639	$14,738	$13,064	$27,802

          The Dealer segment Goodwill as of June 30, 2008 was solely attributable to the Noortman Master Paintings (“NMP”) reporting unit, which was acquired by the Company in June 2006. The Company performed its latest annual impairment test for Goodwill as of October 31, 2008 and, based on the results of this test, recognized an impairment loss of $11.1 million in the fourth quarter of 2008, eliminating the remainder of NMP’s goodwill. This impairment loss was principally due to a reduction in management’s future cash flow estimates for NMP.

          In March 2007, the Company acquired an auction house in Paris, France for a purchase price of $1.7 million (net of $3 million in cash acquired) and, as a result, recognized Goodwill of approximately $0.7 million in the first quarter of 2008 upon the completion of the valuation of assets acquired and liabilities assumed. (See Note 8 for information on the intangible asset acquired as part of this acquisition.)

8. Intangible Assets

          As of June 30, 2009, December 31, 2008 and June 30, 2008, Intangible Assets consisted of the following (in thousands of dollars):

	June 30, 2009	December 31, 2008	June 30, 2008

Indefinite lived intangible assets:
Trade Name and other	$324	$324	$2,771
Amortizable intangible assets:
Customer Relationships	6,639	6,559	7,653
Accumulated amortization	(4,340)	(3,412)	(2,992)

Sub-total	2,299	3,147	4,661

Total	$2,623	$3,471	$7,432

          The Company’s intangible assets were primarily purchased in conjunction with the acquisitions of Noortman Master Paintings and an auction house in Paris, France (see Note 7).

          The Company performed its annual impairment test for indefinite lived intangible assets as of October 31, 2008 and, based on the results of this test, determined that the NMP trade name was impaired and recorded an impairment loss of $2.1 million in the fourth quarter of 2008. This impairment loss was principally due to a reduction in management’s future cash flow estimates for NMP.

          For the three months ended June 30, 2009 and 2008, amortization expense related to Intangible Assets was approximately $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2009, amortization expense related to Intangible Assets was approximately $0.8 million and $1.3 million, respectively. Estimated amortization expense to be recognized over the remaining useful lives of the customer relationships is as follows (in thousands of dollars):

July-December 2009	$876
2010	930
2011	344
2012	149

Total	$2,299

          The estimated weighted average remaining useful life of the Company’s customer relationships is approximately 1.7 years.

9. Restructuring Plans and Related Charges

          For the three and six months ended June 30, 2009, the Company incurred net Restructuring Charges of $4.8 million and $10.5 million, respectively, related to the restructuring plans described below.

          2008 Restructuring Plan—Due to the downturn in the global economy and international art market that began in September 2008, on December 1, 2008 and February 26, 2009, the Company’s Board of Directors approved restructuring plans impacting the Auction segment in North America, the United Kingdom (the “U.K.”) and Continental Europe, as well as certain corporate departments. These restructuring plans (collectively, the “2008 Restructuring Plan”) are the result of a strategic review of the Company’s operations conducted by management between November 2008 and February 2009. The 2008 Restructuring Plan contemplates a 15% decrease in global headcount, a reduction in the Company’s selling activities and leased premises in Amsterdam and the vacating of other premises principally in the U.K. in connection with a reorganization of the Company’s European operations.

          For the three and six months ended June 30, 2009, net Restructuring Charges incurred as a result of the 2008 Restructuring Plan totaled $1.3 million and $7 million, respectively, and consisted of the following (in thousands of dollars):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Severance and employee termination benefits	$(43)	$5,530
Facility related costs	1,235	1,235
Other costs	129	272

Total	$1,321	$7,037

          The $1.2 million in facility related costs included in net Restructuring Charges for the three and six months ended June 30, 2009 represents the future rental costs related to a leased facility in the U.K. that will continue to be incurred subsequent to the June 30, 2009 cease use date and through the lease termination date in December 2009.

          From the fourth quarter of 2008 through June 30, 2009, life-to-date net Restructuring Charges incurred as a result of the 2008 Restructuring Plan totaled $11.3 million, consisting of $9.8 million in severance and employee termination costs, $1.2 million in facility related costs and $0.3 million in other restructuring related costs.

          As of June 30, 2009, the liability related to the 2008 Restructuring Plan was $4.9 million and is recorded within Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheet. Almost this entire amount is expected to be paid by December 31, 2009. Amounts charged to the restructuring liability related to the 2008 Restructuring Plan and any related payments through June 30, 2009 were as follows (in thousands of dollars):

	Severance and Employee Termination Benefits	Facilty Related Costs	Other Costs	Total

Liability at January 1, 2008	$4,312	$—	$—	$4,312
2009 charges	5,484	1,235	272	6,991
Cash payments	(6,068)	(504)	(236)	(6,809)
Adjustments to liability	46	—	—	46
Foreign currency exchange rate changes	312	85	2	399

Balance at June 30, 2009	$4,086	$816	$38	$4,940

          2009 Restructuring Plan—In March and April 2009, in response to the continued downturn in the global economy and the international art market, management conducted a further strategic review of its operations, and on April 27, 2009, the Executive Committee of the Company’s Board of Directors approved another restructuring plan (the “2009 Restructuring Plan”) impacting all areas of the Company’s global operations with the goal of additional significant cost reductions to be achieved through a further 5% decrease in global headcount. As a result of the adoption of the 2009 Restructuring Plan, the Company recorded net Restructuring Charges of $3.6 million for severance and employee termination benefits in the second quarter of 2009.

          As of June 30, 2009, the liability related to the 2009 Restructuring Plan was $2.1 million and is recorded within Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheet. Almost this entire amount is expected to be paid by December 31, 2009. Amounts charged to the restructuring liability related to the 2009 Restructuring Plan and any related payments through June 30, 2009 were as follows (in thousands of dollars):

	Severance and Employee Termination Benefits	Other Costs	Total

2009 charges	$3,479	$3	$3,482
Cash payments	(1,623)	(3)	(1,626)
Foreign currency exchange rate changes	204	—	204

Balance at June 30, 2009	$2,060	$—	$2,060

10. Debt

          Bank Credit Facility—The Company has a $150 million senior secured credit agreement with a syndicate of lenders arranged by Bank of America Securities N.A. (“BofA”) (the “BofA Credit Agreement”) that expires on September 7, 2010. The borrowing capacity under the BofA Credit Agreement is limited to a borrowing base, which is summarized below. As of June 30, 2009, there were no outstanding borrowings under the BofA Credit Agreement, and the borrowing capacity was approximately $87 million, as calculated under the borrowing base.

          Borrowings under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of the Company’s subsidiaries in the U.S. and the U.K. Additionally, the BofA Credit Agreement contains financial covenants which limit capital expenditures and dividend payments and which require the Company to maintain certain financial covenants, as discussed below. The BofA Credit Agreement also has certain non-financial covenants and restrictions. Management believes that the Company is in compliance with the current financial and non-financial covenants and restrictions under the BofA Credit Agreement discussed below.

          As disclosed in the Company’s Form 10-Q for the quarterly period ended March 31, 2009, due to the downturn in the global economy and the international art market, it was likely that the Company would not meet certain of the financial covenants in the BofA Credit Agreement as of June 30, 2009. The Company also disclosed that management had commenced discussions regarding waivers and/or amendments to the BofA Credit Agreement, which would allow the Company to meet its financial covenants. Effective June 26, 2009, the BofA Credit Agreement was amended to provide for the following:

•

A waiver of the leverage ratio covenant for the twelve months ended June 30, 2009, September 30, 2009 and December 31, 2009. In the first quarter of 2010, the leverage ratio covenant will revert to current levels for the remaining term of the BofA Credit Agreement.

•

A waiver of the interest coverage ratio covenant for the twelve months ended June 30, 2009, September 30, 2009 and December 31, 2009. In the first quarter of 2010, the interest coverage ratio covenant will revert to current levels for the remaining term of the BofA Credit Agreement.

•

The addition of a consolidated senior secured leverage ratio. For the twelve months ended June 30, 2009, September 30, 2009 and December 31, 2009, the consolidated senior secured leverage ratio (as defined below) may not exceed 2.50:1.00.

•

The addition of a minimum consolidated EBITDA covenant. Consolidated EBITDA may not be less than (a) $47 million for the quarter ended June 30, 2009, (b) ($36 million) for the quarter ended September 30, 2009, and (c) $85 million for the quarter ended December 31, 2009.

•

An increase in the interest rate charged on outstanding borrowings, which will now be LIBOR plus a margin of 5.5%. Prior to this amendment, the interest rate charged on outstanding borrowings was LIBOR plus a margin between 3.25% and 4.5%, determined by reference to the Company’s leverage ratio.

•

An increase in commitment fees on undrawn amounts available under the BofA Credit Agreement, which will now be 0.875% per annum. Prior to this amendment, the commitment fees on undrawn amounts were between 0.625% and 0.875%, determined by reference to the Company’s leverage ratio.

•	A reduction in the total borrowing capacity from $250 million to $150 million.

•

A borrowing base equal to 85% of eligible loans (as defined below) made by the Company in the U.S. and the U.K., plus 15% of the Company’s inventory in the U.S. and the U.K. Prior to this amendment, the borrowing base was equal to 100% of eligible loans (as defined below) made by the Company in the U.S. and the U.K. plus 15% of the Company’s net tangible assets.

As defined in the amendment:

•

“Consolidated senior secured leverage ratio” means the ratio of (a) consolidated funded indebtedness (excluding the York Property Mortgage) as of such date that is secured by a lien on the Company’s assets to (b) consolidated EBITDA for the most recently completed measurement period.

•

“Eligible loans” means notes made in favor of, or loan advances made by, the Company or any of its subsidiaries in connection with their lending and financing activities. Notwithstanding the foregoing, the following notes and loan advances shall not be considered “eligible loans”: (a) any note or loan advance to the extent that such note or loan advance is secured by a lien on collateral located outside the U.S. or the U.K., (b) any note or loan advance to the extent that such note or loan advance exceeds a loan to value ratio of 60%, (c) any non-accrual note or loan advance, (d) any note or loan advance where the obligor’s obligation to pay is subject to a good faith dispute or under litigation, (e) any unsecured note or loan advance, (f) any note or loan advance where the obligor thereon is an employee, (g) any note or loan advance with a final maturity date longer than one and one half years from the date of calculation, and (h) any note or loan advance that is subject to a lien other than any lien created in connection with the BofA Credit Agreement.

          As a result of the June 2009 amendment to the BofA Credit Agreement, the Company incurred upfront fees of approximately $1.5 million, which are being amortized to interest expense over the remaining term of the BofA Credit Agreement, which runs through September 2010. Also, principally as a result of the June 2009 amendment, in the second quarter of 2009, the Company recorded a $1.3 million charge in Other Expenses related to the partial write-off of previous arrangement and amendment fees, which no longer represent a future economic benefit to the Company.

          Long-Term Debt—As of June 30, 2009, December 31, 2008 and June 30, 2008, long-term debt, net of unamortized discount, consisted of the following:

	June 30, 2009	December 31, 2008	June 30, 2008

	(Thousands of dollars)

York Property Mortgage, net of unamortized discount of $21,385	$213,615	$—	$—
7.75% Senior Notes, net of unamortized discount of $1,603, $1,626 and $1,953	126,647	129,267	148,047
Convertible Notes, net of unamortized discount of $31,463, $0 and $0	168,537	200,000	200,000

Total	$508,799	$329,267	$348,047

          See Note 6 for further information related to the York Property Mortgage. See the captioned sections below for information related to the Convertible Notes and the Senior Notes.

          Convertible Notes—On June 17, 2008, the Company issued $200 million aggregate principal amount of 3.125% Convertible Senior Notes, due June 15, 2013 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. The Company may not redeem the Convertible Notes prior to their stated maturity date. As of June 30, 2009, the Convertible Notes had a fair value of approximately $161.2 million based on a broker quoted price.

          The reduction in the carrying value of the Convertible Notes between December 31, 2008 and June 30, 2009 is the result of the Company’s adoption on January 1, 2009 of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon

Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification in Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, on January 1, 2009, the Company recorded a debt discount of approximately $35 million and an increase to Additional Paid-In Capital of approximately $18 million (net of taxes) to reflect the conversion feature of the Convertible Notes. Also, the Company recorded a cumulative effect adjustment of approximately $2 million (net of taxes) to the January 1, 2009 balance of Retained Earnings reflecting the amortization of the debt discount between the date that the Convertible Notes were issued and the date that FSP APB 14-1 was adopted. The remaining debt discount as of June 30, 2009 is being amortized over the next four years using the effective interest rate method. As a result of the recording of the debt discount, the Convertible Notes have an effective interest rate of 7.75%.

          As of June 30, 2009, the Company evaluated the embedded conversion option in the Convertible Notes and concluded that the embedded conversion option contained within the Convertible Notes should not be accounted for separately because the conversion option is indexed to the Common Stock and is classified as shareholders’ equity. Accordingly, the embedded conversion option in the Convertible Notes has not been remeasured and remains recorded as a component of Additional Paid-in Capital.

          For the three months ended June 30, 2009, interest expense related to the Convertible Notes was approximately $3.2 million, consisting of contractual coupon interest of $1.6 million and discount amortization of $1.6 million. For the six months ended June 30, 2009, interest expense related to the Convertible Notes was approximately $6.5 million, consisting of contractual coupon interest of $3.1 million and discount amortization of $3.4 million.

          Senior Notes—On June 17, 2008, the Company issued $150 million aggregate principal amount of 7.75% Senior Notes (the “Senior Notes”), due June 15, 2015. The net proceeds from the issuance of the Senior Notes were approximately $145.9 million, after deducting the initial purchasers’ discounts and fees. The Senior Notes were issued at a discount and have an effective interest rate of 8%. Interest on the Senior Notes is payable semi-annually in cash on June 15 and December 15 of each year. As of June 30, 2009, the Senior Notes had a fair value of approximately $106.4 million based on a broker quoted price.

          On December 23, 2008, the Company repurchased an aggregate principal amount of $19 million of its Senior Notes for a purchase price of $10.5 million (representing 56% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $7.8 million, net of fees, which was recognized in 2008 and reported as Extinguishment of Debt in the Condensed Consolidated Income Statements.

          On January 27, 2009, the Company repurchased an additional $2.8 million of its Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $1 million, net of fees, which was recognized in the first quarter of 2009 and reported as Extinguishment of Debt in the Condensed Consolidated Income Statements.

          Registration Rights Agreement—The Company entered into a registration rights agreement, dated as of June 17, 2008 (the “Registration Rights Agreement”) with representatives of the initial purchasers of the Senior Notes (the “Representatives”), pursuant to which the Company agreed to consummate an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act of 1933, as amended (the “Securities Act”), with terms substantially identical to those of the Senior Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) no later than 366 days after the date of the initial issuance of the notes. However, the Registration Rights Agreement provided that the Company would not be required to consummate the exchange offer if (i) the Senior Notes are freely tradable before the required date for the consummation of such exchange offer, and (ii) on or before such date, the restrictive legend on the Senior Notes has been removed. In May 2009, the Senior Notes became freely tradable and no longer bear the restrictive legend.

          Future Principal and Interest Payments—As of June 30, 2009, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

July 2009 to June 2010	$29,251
July 2010 to June 2011	31,933
July 2011 to June 2012	32,194
July 2012 to June 2013	231,937
July 2013 to June 2014	25,944
Thereafter	373,301

Total future principal and interest payments	$724,560

Interest Expense—For the three and six months ended June 30, 2009 and 2008, interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(Thousands of dollars)
Senior secured credit facility:
Interest expense on outstanding borrowings	$—	$420	$—	$510
Amortization of amendment and arrangement fees	511	184	917	368
Commitment fees	429	171	777	357

Sub-total	940	775	1,694	1,235

York Property capital lease obligation	—	4,379	1,657	8,769
York Property Mortgage	4,271	—	6,828	—
6.98% Notes (redeemed July 18, 2008)	—	1,744	—	3,488
Senior Notes	2,533	460	5,084	460
Convertible Notes	3,244	243	6,455	243
Other interest expense *	443	401	867	1,057

Total interest expense	$11,431	$8,002	$22,585	$15,252

*

For the three and six months ended June 30, 2009, other interest expense primarily consists of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes. For the three and six months ended June 30, 2008, other interest expense principally relates to the amortization of the discount on a note payable related to the acquisition of NMP in June 2006.

11. Deferred Compensation Plan

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

          As of June 30, 2009, December 31, 2008 and June 30, 2008, the DCP liability totaled $31.3 million, $31.5 million and $36.6 million, respectively, and the assets held in the rabbi trust totaled $34.3 million, $33.2 million and $40 million, respectively. Changes in the DCP liability resulting from gains (which increase the DCP liability) and losses (which decrease the DCP liability) in deemed participant investments are recognized currently in the Condensed Consolidated Income Statements within Salaries and Related Costs. For the three months ended June 30, 2009 and 2008, net gains in deemed participant investments totaled $1.9 million and $0.1 million, respectively, thereby increasing Salaries and Related Costs by these amounts. For the six months ended June 30, 2009 and 2008, net gains (losses) in deemed participant investments totaled $1.1 million and ($0.8) million, respectively, thereby increasing (reducing) Salaries and Related Costs by these amounts.

          As of June 30, 2009, December 31, 2008 and June 30, 2008, trust assets included $4.8 million, $14.4 million and $17.2 million, respectively, of investments that are classified as trading securities and reflected at fair value in the Condensed Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability. As of June 30, 2009, December 31, 2008 and June 30, 2008, trust assets included $29.5 million, $18.8 million and $22.8 million, respectively, in Company-owned variable life insurance, which is reflected at cash surrender value in the Condensed Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability.

          Gains and losses resulting from changes in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance are recognized currently in the Condensed Consolidated Income Statements below Operating Income (Loss) within Other Expense. For the three months ended June 30, 2009 and 2008, the Condensed Consolidated Income Statements include net gains of $2 million and $1.6 million, respectively, resulting from increases in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance. For the six months ended June 30, 2009 and 2008, the Condensed Consolidated Income Statements include net gains of $0.6 million and $0.8 million, respectively, resulting from increases in the fair value of the trading securities and the cash surrender value of the Company-owned variable life insurance. Additionally, for the three and six months ended June 30, 2008, the increase in the fair value of the Company-owned variable life insurance includes a $1.8 million life insurance benefit recognized as the result of the death of a DCP participant.

12. U.K. Defined Benefit Pension Plan

          The Company sponsors a defined benefit pension plan covering a portion of its U.K. employees. Effective April 1, 2004, the U.K. defined benefit pension plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

          In February 2008, the Company agreed with the trustees of the U.K. defined benefit pension plan to cease advance funding of future discretionary benefit increases to retirees. As a result, an updated actuarial valuation was prepared as of February 29, 2008 reflecting this change. On an annual basis, the Company, in consultation with the trustees, determines an appropriate level of funding of discretionary benefit increases to retirees for that particular year depending on specific objective criteria related to the financial status of the Company and the U.K. defined benefit pension plan. In addition to this change, a number of the other actuarial assumptions for the U.K. defined benefit pension plan were updated to reflect current market conditions as of February 29, 2008.

          For the three and six months ended June 30, 2009 and 2008, the components of net pension benefit related to the Company’s U.K. defined benefit pension plan were:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(Thousands of dollars)

Service cost	$951	$1,198	$1,835	$2,640
Interest cost	3,047	3,908	5,881	8,202
Expected return on plan assets	(4,663)	(6,413)	(9,000)	(12,622)
Amortization of actuarial loss	—	—	—	78
Amortization of prior service cost	3	4	6	7
Special termination benefits*	173	—	173	—

Net pension benefit	$(489)	$(1,303)	$(1,105)	$(1,695)

*

Special termination benefits represent pension benefits owed to certain participants in the U.K. defined benefit pension plan who were impacted by the 2009 Restructuring Plan (see Note 9). The cost of such benefits are reflected in the Condensed Consolidated Income Statements within Restructuring Charges (net).

          For the year ending December 31, 2009, prior service cost of approximately $8 thousand, net of taxes, is expected to be recognized as a component of the net pension benefit for the year. Accordingly, Accumulated Other Comprehensive (Loss) Income will be reduced by this amount.

          For the year ended December 31, 2009, the Company expects to contribute approximately $3.7 million to the Company’s U.K. defined benefit pension plan, of which $1.8 million was contributed as of June 30, 2009.

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

          In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, the Company and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which the Company was responsible for funding the redemption of $62.5 million. The court determined that $62.5 million face value had a fair value of not less than $50 million, which is the amount of expense that was recognized by the Company as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period between the date of issuance and May 15, 2007, the date after which any unused Discount Certificates were redeemable for cash.

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

          The Discount Certificates expired on May 14, 2008 and thereafter could no longer be redeemed. As a result of the expiration of the Discount Certificates, the Company reversed the remaining related liability and recognized an income statement benefit of $18.4 million in the second quarter of 2008.

14. Commitments and Contingencies

          Employment Arrangements—As of June 30, 2009, the Company had employment arrangements with certain senior employees, which expire at various points between July 2009 and February 2012. Such arrangements provide, among other benefits, for minimum salary levels and for incentive compensation under the Company’s incentive compensation programs which are payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in the Company’s incentive compensation programs and equity grants, was approximately $12.9 million as of June 30, 2009.

          Lending Commitments—The Company enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $1.1 million at June 30, 2009, of which $1 million was committed to an employee of the Company.

          Legal Actions—The Company is involved from time to time in claims, proceedings and litigation, including the matters described below:

Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of the Company in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. The counterclaim also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add a claim for damages and (iii) seek injunctive relief. In May 2009, the Company opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, the Company moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and that they will not have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows. This counterclaim is being vigorously defended.

Italian Antitrust Matter—In October 2008, the Italian Antitrust Authority commenced an investigation of Italian auction houses and an Italian auction house trade association seeking evidence of practices that reduce competition, particularly in respect of the sale of modest value works of art. The Company’s subsidiary, Sotheby’s Italia S.r.l., fully cooperated with the investigation and has been advised by the Italian Antitrust Authority that the investigation has been completed. While it is not possible to predict whether any further action will be taken by the Italian Antitrust Authority, management does not believe that this matter will have a material adverse effect on the Company’s consolidated results of operations, financial condition and/or cash flows.

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

          In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s Common Stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Common Stock on the New York Stock Exchange of $14.10 per share on July 29, 2009, the Additional Consideration had a fair value of approximately $6.9 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement among the parties to the Purchase Agreement and LaSalle Bank N.A., dated June 7, 2006.

          Other contingencies—The Company has guaranteed to a consignor the collection of approximately $9.3 million in sales proceeds related to property sold at auction in June 2009. As of August 5, 2009, the Company has collected approximately $2.2 million from the purchasers and expects to collect the remaining balance by the end of 2009 based upon the long-standing relationships and payment history with these purchasers.

          (See Notes 10 and 19 for other commitments. See Notes 15 and 19 for other contingencies.)

15. Auction Guarantees

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

          As of June 30, 2009, the Company had no auction guarantees outstanding. As of December 31, 2008 and June 30, 2008, the carrying amount of the liability representing the estimated fair value of the Company’s obligation to perform under its auction guarantees was approximately $0.2 million and $2.1 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

16. Comprehensive Income (Loss)

          The Company’s comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income, which consists of the change in the foreign currency translation adjustment account, actuarial gains from the Company’s U.K. defined benefit pension plan (net of taxes) and credits related to the amortization of prior service cost and actuarial losses from the Company’s U.K. defined benefit pension plan (net of taxes) during the period. For the three and six months ended June 30, 2009 and 2008, comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(Thousands of dollars)
Net income (loss)	$12,181	$95,334	($22,311)	$82,939
Foreign currency exchange rate gains	26,230	1,692	15,496	16,998
Actuarial gains related to the U.K. Pension Plan, net of taxes	—	—	—	38,920
Amortization of prior service cost and actuarial losses related to the U.K. Pension Plan, net of taxes	3	2	5	62

Comprehensive income (loss)	$38,414	$97,028	($6,810)	$138,919

17. Share-Based Payments, Dividends and Shareholders’ Equity

          Stock Compensation Expense —For the three months ended June 30, 2009 and 2008, the Company recorded stock compensation expense related to restricted stock, restricted stock units and stock options of $5.5 million ($3.9 million, after tax) and $8.4 million ($4.8 million, after tax), respectively. For the six months ended June 30, 2009 and 2008, the Company recorded stock compensation expense related to restricted stock, restricted stock units and stock options of $12.1 million ($8.1 million, after tax) and $16.8 million ($10.1 million, after tax), respectively.

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

          As of June 30, 2009, 0.5 million shares of Common Stock were available for the issuance of new stock option grants under the Stock Option Plan. No stock options were granted in 2008 or through the first six months of 2009.

          The table below provides statistics for the Company’s outstanding stock options as of June 30, 2009 (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	942	$16.74
Canceled	(4)	$37.94
Exercised	(30)	$8.65

Outstanding at June 30, 2009	908	$16.96	2.5	$442

Exercisable at June 30, 2009	908	$16.96	2.5	$442

          For the six months ended June 30, 2009 and 2008, the total intrinsic value of stock options exercised was approximately $0.1 million and $0.2 million, respectively.

          For the six months ended June 30, 2009, the amount of cash received from the exercise of stock options was approximately $0.3 million and the related tax benefit was $0.1 million. For the six months ended June 30, 2008, the amount of cash received from the exercise of stock options was approximately $0.2 million.

          Restricted Stock and Restricted Stock Units—In February 2003, the Compensation Committee of the Company’s Board of Directors approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to the Company’s capital structure following a recapitalization transaction that was completed on September 7, 2005. The Restricted Stock Plan was further amended, effective February 1, 2009, to become the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”), whereby awards granted under the Restricted Stock Unit Plan may be in the form of Restricted Stock Units (“RSU’s”), rather than unvested shares of common stock (“Restricted Stock”). The award of RSU’s in lieu of Restricted Stock shares offers certain tax advantages and flexibility to recipients.

          In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential contributions to the Company’s success, and such other factors as the Compensation Committee in its discretion deem relevant.

          Restricted Stock shares and RSU’s granted pursuant to the Restricted Stock Unit Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, Restricted Stock shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) through 2008 vest ratably over a three-year period and shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the achievement of certain Company net income or share price targets, as well as continued employment during the vesting periods. Prior to vesting, holders of Restricted Stock shares have voting rights and receive dividends, if any, while holders of RSU’s do not have voting rights and have the right to receive dividend equivalents. Dividends and dividend equivalents paid to holders of Restricted Stock shares and RSU’s are not forfeitable. Restricted Stock shares and RSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. As of June 30, 2009, 2.0 million shares remained available for future grants of Restricted Stock and RSU’s.

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

          On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, the Company granted William F. Ruprecht, the Company’s President and Chief Executive Officer, a one time award of 300,000 shares of Restricted Stock that would only vest for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain Company net income or share price targets were achieved as of December 31, 2008 and/or December 31, 2010. The three-year net income target was achieved on December 31, 2008. Accordingly, 180,000 of these Restricted Stock shares vested on May 9, 2009. Management does not expect the remaining 120,000 Restricted Stock shares to vest.

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

          In conjunction with employment arrangements entered into with certain senior executives in the third quarter of 2006, the Company granted 427,531 shares of Restricted Stock that would only vest at the end of the third and/or fifth years of their employment arrangements, and only if certain objective Company net income or share price targets were achieved as of June 30, 2009 and/or June 30, 2011. The Company did not meet either the net income or share price target as of June 30, 2009. Accordingly, 256,519 of these Restricted Stock shares that were available to vest as of June 30, 2009 did not vest. Management does not expect the Restricted Stock shares related to this award to vest.

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

          Changes in the number of outstanding Restricted Stock shares and RSU’s during the six months ended June 30, 2009 were as follows (shares in thousands):

	Restricted Shares and RSU’s	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	2,537	$31.36
Granted	988	8.28
Vested	(832)	30.99
Canceled	(17)	33.44

Outstanding at June 30, 2009	2,676	$22.93

          The total fair value of Restricted Stock shares that vested during the six months ended June 30, 2009 and 2008 was $8.2 million and $20.3 million, respectively, based on the closing stock price on the dates the shares vested. For the six months ended June 30, 2009, the Company recorded $5.1 million of tax deficiencies against excess tax benefits previously recorded in Additional Paid-in Capital as result of the vesting of Restricted Stock shares at prices substantially lower than the grant date prices of such shares.

          As of June 30, 2009, unrecognized stock compensation expense related to the unvested portion of the Company’s stock-based compensation was $21.8 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company does not capitalize any compensation cost related to share-based compensation awards to employees.

          Dividends—On February 26, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share (approximately $10.2 million), which was paid on March 16, 2009 to shareholders of record as of March 9, 2009.

          On April 27, 2009, the Executive Committee of the Company’s Board of Directors approved a reduction in the expected annual dividend rate from $0.60 per share to $0.20 per share, a 67% reduction. On May 7, 2009 the Company’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million), which was paid on June 15, 2009 to shareholders of record as of June 1, 2009. On August 4, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million) to be paid to shareholders of record as of September 1, 2009 on September 15, 2009. The declaration and payment of future dividends to shareholders remains at the discretion of the Company's Board of Directors and will depend on many factors, including the Company’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

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

          In conjunction with the Reincorporation, each outstanding share of Class A Limited Voting Common Stock, $0.10 par value, of Sotheby’s Michigan stock (“Sotheby’s Michigan Stock”) was converted into one share of Common Stock, $0.01 par value, of Sotheby’s Delaware stock (“Sotheby’s Delaware Stock”). As a result, holders of Sotheby’s Michigan Stock became holders of Sotheby’s Delaware Stock, and their rights as holders thereof became governed by the General Corporation Law of the State of Delaware and the Certificate of Incorporation and By-Laws of Sotheby’s Delaware.

          As detailed in the table below, the Company has restated its previously reported balances of Common Stock and Additional Paid-in Capital as of December 31, 2008 and June 30, 2008 to reflect the correct $0.01 per share par value of Sotheby’s Delaware Stock. Previously, Common Stock and Additional Paid-in Capital were incorrectly recorded on the basis of a $0.10 per share par value.

	December 31, 2008

	Originally Reported	Adjustment	Restated Amount

	(Thousands of dollars)
Shareholders’ Equity:
Common Stock, $0.01 par value	$6,718	$(6,046)	$672
Additional paid-in capital	272,694	6,046	278,740
Retained earnings	325,478	—	325,478
Accumulated other comprehensive (loss)	(51,228)	—	(51,228)

Total Shareholders’ Equity	$553,662	$—	$553,662

	June 30, 2008

	Originally Reported	Adjustment	Restated Amount

	(Thousands of dollars)
Shareholders Equity:
Common Stock, $0.01 par value	$6,723	$(6,050)	$673
Additional paid-in capital	259,661	6,050	265,711
Retained earnings	400,409	—	400,409
Accumulated other comprehensive income	66,082	—	66,082

Total Shareholders’ Equity	$732,875	$—	$732,875

          The adjustments to the December 31, 2008 and June 30, 2008 balances of Common Stock and Additional Paid-in Capital do not impact the Company’s Condensed Consolidated Income Statements or Condensed Consolidated Statements of Cash Flows for the restated periods, nor do these adjustments impact the previously reported balances of assets and liabilities in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008.

18. Derivative Financial Instruments

          In most cases, the Company utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client-related balances. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception. Additionally, on rare occasions, the Company purchases foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction.

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

          As of June 30, 2009, the Company had a total of $131 million in notional value derivative financial instruments outstanding, including forward exchange contracts ($128 million in notional value) and a foreign currency option contract ($3 million in notional value). Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under such contracts. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to its forward exchange and foreign currency option contracts, but does not expect any counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of June 30, 2009 and December 31, 2008, the Condensed Consolidated Balance Sheets included liabilities of $0.7 million and $2.6 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of the Company’s outstanding derivative instruments on that date. As of June 30, 2008, the Condensed Consolidated Balance Sheets included an asset of $0.3 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of the Company’s outstanding derivative instruments on that date.

19. Uncertain Tax Positions

          As of June 30, 2009, the Company’s liability for unrecognized tax benefits was $45.6 million, representing an increase of $2.0 million when compared to December 31, 2008. As of June 30, 2008, the Company’s liability for unrecognized tax benefits was $22.3 million.

          As of June 30, 2009, December 31, 2008 and June 30, 2008, the total amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate is $34.5 million, $33.6 million and $18.4 million, respectively.

          The Company believes it is reasonably possible that a decrease of $3.2 million in the balance of the unrecognized tax benefit can occur within 12 months of the June 30, 2009 balance sheet date as a result of an expected settlement of a currently ongoing tax audit by the U.S. federal government. The Company anticipates that this audit may be completed within the next 12 months.

          The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years are open for audit for federal purposes from 1998, for New York State from 2004, for New York City from 2002, and for California from 2002. The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Years still open to examination by foreign tax authorities include Hong Kong for 1998 and from 2003, and the United Kingdom from 2005.

          The Company recognizes interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense (Benefit). The Company’s accrual for such interest and penalties increased by $0.3 million for the six months ended June 30, 2009.

          The Company’s policy is to record interest expense related to sales, value added and other taxes as Interest Expense in the Condensed Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in the Condensed Consolidated Income Statements. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense (Benefit) in the Condensed Consolidated Income Statements.

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

          In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which further illustrates key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 became effective on October 10, 2008 and was applicable to all periods for which financial statements had not yet been issued. Management has adopted FSP 157-3 and applied its guidance, as applicable.

          In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. Sotheby’s adopted this standard in the second quarter of 2009. The adoption of FSP No. FAS 157-4 did not have an impact on the Company’s results or financial position for the period ended June 30, 2009.

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

          Certain of the Company’s financial assets and liabilities are reported at fair value. The table below provides fair value measurement information for such assets and liabilities as of June 30, 2009 (in thousands of dollars).

		Fair Value Measurements Using:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Trust assets related to the deferred compensation liability	$32,174	$—	$32,174	$—

Liabilities:
Foreign currency forward exchange contracts	$741		$741	$—

Deferred compensation liability	$31,283	$—	$31,283	$—

*

The trust assets related to the deferred compensation liability in the table above do not include the enhanced cash rider amount of insurance contracts within Company-owned life insurance policies ($2.2 million as of June 30, 2009), as these contracts are not considered to be financial instruments for the purposes of this disclosure.

Level 2 Fair Value Measurements

          Trust assets related to the deferred compensation liability—Trust assets include investments in certain mutual funds that invest in highly liquid, short-term investments that are valued at amortized cost, which approximates fair value. Trust assets also include investments held within Company-owned variable life insurance policies, the fair value of which is based upon the prices of comparable publicly traded mutual funds. Trust assets also include insurance contracts within Company-owned life insurance policies, the fair value of which is stated in the underlying contracts.

          Foreign currency forward exchange contracts—The fair value of foreign currency forward exchange contracts is based on referenced market rates.

          Deferred compensation liability—The Company’s deferred compensation liability reflects the Company’s obligation to plan participants. The fair value of this obligation is based upon the value of the underlying participant investments, which is based upon the prices of comparable publicly traded mutual funds.

21. Recently Issued Accounting Standards

          In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post Retirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and requires expanded disclosures about plan assets in an employer’s defined benefit pension or other post-retirement plans. The expanded disclosures require information to be provided on how investment decisions are made, the major categories of plan assets, input and valuation techniques used to measure the fair value of plan assets and concentrations of risk with plan assets. Although earlier application is permitted, this FSP is not required to be applied by the Company until its annual report for the year ending December 31, 2009. The new disclosure requirements do not apply to interim financial statements. Management is evaluating the impact of adopting this FSP on the Company’s consolidated financial statements.

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107 and APB 28-1”), which requires publicly traded companies to disclose the fair value and related carrying amounts of its financial instruments in interim and annual reporting periods, as well as the methods and significant assumptions used to estimate fair value and any changes to such methods and assumptions. This standard was effective for the Company in the second quarter of 2009. The Company adopted FSP No. FAS 107-1 and APB 28-1 as of June 30, 2009, as applicable. See Note 10.

          In April 2009, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 111. SAB No. 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB No. 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company adopted this standard in the second quarter of 2009. The adoption of SAB No. 111 did not have an impact on the Company’s results or financial position for the period ended June 30, 2009.

          In April 2009, the FASB issued FSP No. FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies FASB Statement No. 141(R) (revised 2007), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the Company has not made any acquisitions to-date in 2009, this standard has not had any impact on the Company’s results of operations or financial condition in 2009.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, and in doing so, an entity must disclose whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted SFAS No. 165, effective for the period ended June 30, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s results or financial position for the period ended June 30, 2009. Management of the Company has conducted its evaluation of subsequent events through August 5, 2009, which is the date on which the Condensed Consolidated Financial Statements contained within this filing were issued. See Notes 14 and 17 for subsequent events impacting the Company.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in its public filings in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, the Company believes that it will not have any impact on its consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140.” SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS No. 166 in 2010 and management is evaluating the potential impact it may have on its consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 changes how companies determine when an entity that is insufficiently capitalized or is controlled through voting (or similar rights) should be consolidated. SFAS No. 167 will become effective for the Company beginning in the first quarter of 2010. Management is evaluating the impact of adopting this standard on its consolidated financial statements.

          In June 2009, the SEC Staff issued SAB No. 112. SAB No. 112 amends or rescinds portions of the SEC Staff’s interpretive guidance included in the SAB Series in order to make the relevant interpretive guidance consistent with SFAS No. 141(R) and SFAS No. 160. the Company adopted this standard in the second quarter of 2009. The adoption of SAB No. 112 did not have an impact on the Company’s results or financial position for the period ended June 30, 2009.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

          This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.

Overview

          For the three and six months ended June 30, 2009, Sotheby’s reported net income of $12.2 million and a net loss of ($22.3) million, respectively. These current period results compare unfavorably to the three and six months ended June 30, 2008 when Sotheby’s reported net income of $95.3 million and $82.9 million, respectively. The lower level of second quarter net income and the net loss reported for the six months ended June 30, 2009 are due to a decrease of 67% in Net Auction Sales caused by the downturn in the international art market. Partially offsetting the impact of the substantial decrease in Net Auction Sales is an improvement of just over 40% in auction commission margin in the current periods, as well as decreases in second quarter and June year-to-date expenses of $50.3 million, or 30%, and $87.7 million, or 28%, respectively. These lower expense levels are due to an array of factors, including management’s cost reduction initiatives, a lower volume of Sotheby’s auction offerings and favorable changes in foreign currency exchange rates. The overall reduction in expenses versus the prior periods is partially offset by restructuring charges of $4.8 million and $10.5 million incurred in the three and six months ended June 30, 2009, respectively, as well as the $18.4 million benefit recorded in the second quarter of 2008 as a result of the reversal of the remaining liability related to the settlement of antitrust related civil litigation. A more detailed discussion of each of the significant factors impacting Sotheby’s results for the three and six months ended June 30, 2009 is provided below.

Outlook

          The international art market has significantly declined from the peak levels experienced prior to 2009. In particular, the markets for Impressionist Art and Contemporary Art, which had experienced substantial growth from 2004 to 2007, have been significantly impacted by this downturn and are not expected to approach recent peaks in the near term. However, there has been a steady improvement in the percentage of lots successfully sold at Sotheby’s Impressionist Art and Contemporary Art auctions since the fourth quarter of 2009.  Management believes that this improvement, along with the 46% increase in Private Sales (as defined below) in the second quarter of 2009 as compared to the prior year second quarter, are indications that the market is adjusting to current price levels and should give confidence to consignors and buyers that there is now a more stable marketplace. (See statement on Forward Looking Statements.)

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

          Sotheby’s results for the three and six months ended June 30, 2009 and 2008 are summarized below (in thousands of dollars):

	Three Months Ended June 30,		Favorable/(Unfavorable)

	2009	2008	$ Change	% Change

Revenues:
Auction and related revenues	$151,007	$290,393	($139,386)	(48.0%)
Finance revenues	2,245	3,650	(1,405)	(38.5%)
Dealer revenues	13,055	24,791	(11,736)	(47.3%)
License fee revenues	770	918	(148)	(16.1%)
Other revenues	244	409	(165)	(40.3%)

Total revenues	167,321	320,161	(152,840)	(47.7%)

Expenses**	119,021	169,289	50,268	29.7%

Operating income	48,300	150,872	(102,572)	(68.0%)
Net interest expense	(9,880)	(5,938)	(3,942)	(66.4%)
Other expense	(2,707)	(3,794)	1,087	28.7%

Income before taxes	35,713	141,140	(105,427)	(74.7%)
Equity in earnings of investees, net of taxes	242	300	(58)	(19.3%)
Income tax expense	23,774	46,106	22,332	48.4%

Net income	$12,181	$95,334	($83,153)	(87.2%)

Key performance indicators:
Aggregate Auction Sales (a)	$757,806	$2,171,560	($1,413,754)	(65.1%)
Net Auction Sales (b)	$633,542	$1,861,039	($1,227,497)	(66.0%)
Private Sales (c)	$133,637	$91,808	$41,829	45.6%
Consolidated Sales (d)	$904,498	$2,288,159	($1,383,661)	(60.5%)
Auction commission margin (e)	21.3%	15.1%	N/A	41.4%
Average loan portfolio (f)	$153,664	$198,338	($44,674)	(22.5%)

	Six Months Ended June 30,		Favorable/(Unfavorable)

	2009	2008	$ Change	% Change

Revenues:
Auction and related revenues	$196,985	$398,331	($201,346)	(50.5%)
Finance revenues	4,664	7,162	(2,498)	(34.9%)
Dealer revenues	17,801	41,476	(23,675)	(57.1%)
License fee revenues	1,549	1,509	40	2.7%
Other revenues	750	944	(194)	(20.6%)

Total revenues	221,749	449,422	(227,673)	(50.7%)

Expenses **	229,240	316,960	87,720	27.7%

Operating (loss) income	(7,491)	132,462	(139,953)	*
Net interest expense	(19,434)	(11,276)	(8,158)	(72.3%)
Extinguishment of debt	1,039	—	1,039	100.0%
Other expense	(5,094)	(1,171)	(3,923)	*

(Loss) income before taxes	(30,980)	120,015	(150,995)	*
Equity in earnings of investees, net of taxes	91	1,537	(1,446)	(94.1%)
Income tax (benefit) expense	(8,578)	38,613	47,191	*

Net (loss) income	($22,311)	$82,939	($105,250)	*

Key performance indicators:
Aggregate Auction Sales (a)	$994,751	$2,953,108	($1,958,357)	(66.3%)
Net Auction Sales (b)	$833,197	$2,536,724	($1,703,527)	(67.2%)
Private Sales (c)	$198,443	$206,245	($7,802)	(3.8%)
Consolidated Sales (d)	$1,210,995	$3,200,829	($1,989,834)	(62.2%)
Auction commission margin (e)	20.8%	14.7%	N/A	41.7%
Average loan portfolio (f)	$155,701	$184,303	($28,602)	(15.5%)

Legend:

*	Represents a change in excess of 100%.

**

Expenses for the three and six months ended June 30, 2009 include restructuring charges of $4.8 million and $10.5 million, respectively. Expenses for the three and six months ended June 30, 2008 include a benefit of $18.4 million recognized in the second quarter of 2008 as a result of the reversal of the remaining liability related to the vendor’s commission discount certificates issued by Sotheby’s in 2003 in conjunction with the settlement of antitrust related civil litigation.

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

Impact of Changes in Foreign Currency Exchange Rates

          For the three months ended June 30, 2009, changes in foreign currency exchange rates had a net unfavorable impact of approximately $3.3 million on Sotheby’s results. For the six months ended June 30, 2009, changes in foreign currency exchange rates had a net favorable impact of approximately $2.4 million on Sotheby’s results. The components of the impact of changes in foreign currency exchange rates are as follows (in thousands of dollars):

Three Months Ended June 30, 2009	Favorable / (Unfavorable)

Total revenues	($15,704)
Total expenses	11,776

Operating income	(3,928)
Net interest expense and other	609

Impact of changes in foreign currency exchange rates	($3,319)

Six Months Ended June 30, 2009	Favorable / (Unfavorable)

Total revenues	($24,292)
Total expenses	25,629

Operating loss	1,337
Net interest expense and other	1,093

Impact of changes in foreign currency exchange rates	$2,430

Revenues

          For the three and six months ended June 30, 2009 and 2008, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended June 30	2009	2008	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$135,200	$280,941	$(145,741)	(51.9%)
Auction expense recoveries	3,068	6,111	(3,043)	(49.8%)
Private sale commissions	9,966	8,952	1,014	11.3%
Principal activities	(209)	(11,002)	10,793	98.1%
Catalogue subscription revenues	1,309	1,932	(623)	(32.2%)
Other	1,673	3,459	(1,786)	(51.6%)

Total auction and related revenues	151,007	290,393	(139,386)	(48.0%)

Other revenues:
Finance revenues	2,245	3,650	(1,405)	(38.5%)
Dealer revenues	13,055	24,791	(11,736)	(47.3%)
License fee revenues	770	918	(148)	(16.1%)
Other	244	409	(165)	(40.3%)

Total other revenues	16,314	29,768	(13,454)	(45.2%)

Total revenues	$167,321	$320,161	$(152,840)	(47.7%)

			Favorable/(Unfavorable)

Six Months Ended June 30	2009	2008	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$173,622	$373,160	$(199,538)	(53.5%)
Auction expense recoveries	3,944	7,536	(3,592)	(47.7%)
Private sale commissions	14,733	20,136	(5,403)	(26.8%)
Principal activities	(1,059)	(12,640)	11,581	(91.6%)
Catalogue subscription revenues	2,582	3,688	(1,106)	(30.0%)
Other	3,163	6,451	(3,288)	(51.0%)

Total auction and related revenues	196,985	398,331	(201,346)	(50.5%)

Other revenues:
Finance revenues	4,664	7,162	(2,498)	(34.9%)
Dealer revenues	17,801	41,476	(23,675)	(57.1%)
License fee revenues	1,549	1,509	40	2.7%
Other	750	944	(194)	(20.6%)

Total other revenues	24,764	51,091	(26,327)	(51.5%)

Total revenues	$221,749	$449,422	$(227,673)	(50.7%)

Auction and Related Revenues

          For the three and six months ended June 30, 2009, auction and related revenues decreased $139.4 million, or 48%, and $201.3 million, or 51%, when compared to the same periods in the prior year. These decreases are principally due to lower auction commission revenues and expense recoveries, partially offset by a lower level of principal activities losses in the periods. The comparison of auction and related revenues to the prior year six month period is also unfavorably impacted by a $5.4 million, or 27%, decrease in private sale commissions. Additionally, for the three and six months ended June 30, 2009, auction and related revenues decreased $13.7 million and $21.5 million, respectively, as a result of unfavorable movements in foreign currency exchange rates.

          Auction Commission Revenues — For the three and six months ended June 30, 2009, auction commission revenues decreased $145.7 million, or 52%, and $199.5 million, or 54%, when compared to the same periods in the prior year. The lower level of auction commission revenues is principally due to decreases of $1.2 billion, or 66%, and $1.7 billion, or 67%, in Net Auction Sales for the three and six months ended June 30, 2009 and 2008, respectively. The impact of the decreases in Net Auction Sales for the three and six months ended June 30, 2009 is partially offset by improvements of 41% and 42%, respectively, in auction commission margin. See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these key performance indicators.

          Net Auction Sales —For the three and six months ended June 30, 2009, Net Auction Sales decreased $1.2 billion, or 66%, and $1.7 billion, or 67%, respectively, when compared to the same periods in the prior year. These decreases in Net Auction Sales are largely due to the downturn in the international art market that began in the second half of 2008, which resulted from a weakening global economy, as well as turbulence in global financial and credit markets. Accordingly, Sotheby’s has been unable to achieve auction consignment levels and selling prices comparable to the levels attained in the first six months of 2008.

          Specifically, the decline in Net Auction Sales for the three and six months ended June 30, 2009 is primarily attributable to:

•

Decreases of $640 million, or 68%, and $980 million, or 68%, respectively, in worldwide sales of Impressionist Art and Contemporary Art. Significantly fewer works were offered at these auctions in 2009, and works sold at substantially lower prices than in 2008. Sales results for the second quarter of 2009 include the early summer sales of Contemporary Art in London from late June totaling approximately $65 million. In 2008, the equivalent sales were held in early July and resulted in third quarter Net Auction Sales of approximately $213 million.

•	Decreases in second quarter sales of Asian Art ($121 million), Jewelry ($60 million), American Paintings ($54 million) and Russian Art ($51 million).

•

The (RED) charity auction held in New York in February 2008, which totaled $38 million. The proceeds from this charity auction (including Sotheby's auction commission revenues) were donated to the United Nations Foundation to support HIV/AIDS relief programs in Africa conducted by the Global Fund to fight AIDS, Tuberculosis and Malaria. There was no comparable sale conducted in the first half of 2009.

          Additionally, during the three and six months ended June 30, 2009, Net Auction Sales were unfavorably impacted by movements in foreign currency exchange rates, which contributed $58 million and $93 million to the overall decreases, respectively.

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

          As detailed in the table above under “Key Performance Indicators,” for the three and six months ended June 30, 2009, auction commission margin increased approximately 41% (from 15.1% to 21.3%) and 42% (from 14.7% to 20.8%), respectively, when compared to the same periods in the prior year. The increases in auction commission margin versus the prior year are attributable to the following factors:

•

A change in sales mix, as a substantially lower portion of Net Auction Sales in 2009 was at the high-end of Sotheby’s business where auction commission margins are traditionally lower. Furthermore, auction commission margin in the first half of 2008 was negatively impacted by sales from the (RED) charity auction discussed above, as Sotheby’s auction commissions for this sale were donated to the United Nations Foundation. There was no equivalent auction conducted in the first half of 2009.

•

A significant decrease in the use of auction guarantees and related risk reduction arrangements and strategies in response to the downturn in the international art market, as well as the current challenging economic environment. As discussed above, when management employs such risk reduction arrangements and strategies, Sotheby’s shares its auction commissions with consignors or with its partners in auction guarantees.

•	The impact of the increased buyer’s premium rate structure that became effective in June 2008, as outlined above.

          In response to the downturn in the international art market that began in September 2008, as well as the current challenging economic environment, Sotheby’s has substantially reduced its use of auction guarantees for sales occurring in 2009 when compared to the comparable sales occurring in 2008. Sotheby’s expects to continue to significantly limit its use of auction guarantees for the foreseeable future. (See statement on Forward Looking Statements.)

          Principal Activities — Auction segment principal activities consist mainly of gains and losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is offered or sold at auction, (ii) any subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction and (iii) any subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction. To a much lesser extent, Auction segment principal activities include gains and losses related to the sale of other Auction segment inventory, as well as any writedowns to the carrying value of such inventory, which consists mainly of objects obtained incidental to the auction process primarily as a result of defaults by purchasers after a consignor has been paid.

          For the three and six months ended June 30, 2009, principal activity losses decreased $10.8 million and $11.6 million, respectively, when compared to the same periods in the prior year. This improvement is attributable to the impact of significant losses recognized in the second quarter of 2008 related to property offered and sold under one auction guarantee. There were no comparable losses in 2009.

Finance Revenues

          For the three and six months ended June 30, 2009, Finance revenues decreased $1.4 million, or 39%, and $2.5 million, or 35%, respectively, when compared to the same periods in the prior year. These decreases are principally due to lower benchmark interest rates and lower average loan portfolio balances in the periods. (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from Sotheby’s Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Dealer Segment Results

          Dealer revenues consist of revenues earned from the sale of property held by Noortman Master Paintings and objects purchased by Sotheby’s for investment purposes, as well as Sotheby’s share of gains or losses resulting from the sale of property purchased by art dealers through unsecured loans from Sotheby’s. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory. The table below summarizes revenues, cost of sales and gross profit (loss) for the Dealer segment for the three and six months ended June 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended June 30,		Favorable / (Unfavorable)

	2009	2008	$ Change	% Change

Dealer revenues	$13,055	$24,791	$(11,736)	(47.3%)
Dealer cost of sales	(11,840)	(24,679)	12,839	52.0%

Dealer gross profit	$1,215	$112	$1,103	*

	Six Months Ended June 30,		Favorable / (Unfavorable)

	2009	2008	$ Change	% Change

Dealer revenues	$17,801	$41,476	$(23,675)	(57.1%)
Dealer cost of sales	(20,506)	(40,597)	20,091	49.5%

Dealer gross (loss) profit	$(2,705)	$879	$(3,584)	*

*	Represents a change in excess of 100%.

          The favorable comparison of Dealer segment results for the three months ended June 30, 2009 to the same period in the prior year is primarily attributable to a $2.2 million writedown of one painting included in Dealer inventory in the second quarter of 2008, for which there was no comparable writedown in the current period.

          For the six months ended June 30, 2009, the unfavorable comparison of Dealer segment results to the prior period is primarily attributable to less profitable sales of inventory during the first half of 2009 as compared to 2008.

Expenses

          For the three and six months ended June 30, 2009 and 2008, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended June 30	2009	2008	$ Change	% Change

Direct costs of services	$14,509	$35,162	$20,653	58.7%
Dealer cost of sales	11,840	24,679	12,839	52.0%
Marketing expenses	3,054	5,597	2,543	45.4%
Salaries and related costs	49,356	71,903	22,547	31.4%
General and administrative expenses	30,372	44,328	13,956	31.5%
Depreciation and amortization expense	5,087	6,005	918	15.3%
Restructuring charges	4,803	—	(4,803)	N/A
Antitrust related matters	—	(18,385)	(18,385)	(100.0%)

Total expenses	$119,021	$169,289	$50,268	29.7%

			Favorable / (Unfavorable)

Six Months Ended June 30	2009	2008	$ Change	% Change

Direct costs of services	$23,669	$48,719	$25,050	51.4%
Dealer cost of sales	20,506	40,597	20,091	49.5%
Marketing expenses	5,967	10,946	4,979	45.5%
Salaries and related costs	97,316	133,074	35,758	26.9%
General and administrative expenses	60,804	89,792	28,988	32.3%
Depreciation and amortization expense	10,459	12,217	1,758	14.4%
Restructuring charges	10,519	—	(10,519)	N/A
Antitrust related matters	—	(18,385)	(18,385)	(100.0%)

Total expenses	$229,240	$316,960	$87,720	27.7%

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

          For the three and six months ended June 30, 2009, direct costs of services decreased $20.7 million, or 59%, and $25.1 million, or 51%, respectively, when compared to the same periods in the prior year. These decreases are consistent with the substantially lower level of Net Auction Sales and lots offered in the current periods and is also due to management’s cost reduction efforts, especially in catalogue production and distribution. The overall decrease in direct costs of services for the six months ended June 30, 2009 is partially offset by $3 million in costs incurred to promote Sotheby’s first ever auctions conducted in Doha, Qatar as part of its continued efforts to expand its presence in emerging markets. Additionally, for the three and six months ended June 30, 2009, direct costs decreased approximately $1.2 million and $2.1 million, respectively, as a result of favorable movements in foreign currency exchange rates.

          Management will continue to contain direct costs of services in the second half of 2009, especially with regards to the costs to produce and distribute auction catalogues. (See statement on Forward Looking Statements.)

Marketing Expenses

          Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of cultural institutions.

          For the three and six months ended June 30, 2009, marketing expenses decreased by $2.5 million, or 45%, and $5 million, or 46%, when compared to the same periods in the prior year primarily as a result of management’s efforts to reduce discretionary marketing spending.

Salaries and Related Costs

          For the three and six months ended June 30, 2009 and 2008, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three months ended June 30	2009	2008	$ Change	% Change

Full-time salaries	$29,718	$35,686	$5,968	16.7%
Employee benefits	5,358	4,416	(942)	(21.3%)
Payroll taxes	3,503	5,778	2,275	39.4%
Incentive compensation	2,178	13,587	11,409	84.0%
Stock compensation	5,529	8,364	2,835	33.9%
Other *	3,070	4,072	1,002	24.6%

Total salaries and related costs	$49,356	$71,903	$22,547	31.4%

			Favorable / (Unfavorable)

Six months ended June 30	2009	2008	$ Change	% Change

Full-time salaries	$60,502	$71,379	$10,877	15.2%
Employee benefits	7,775	9,393	1,618	17.2%
Payroll taxes	7,510	11,376	3,866	34.0%
Incentive compensation	3,756	16,495	12,739	77.2%
Stock compensation	12,066	16,539	4,473	27.0%
Other *	5,707	7,892	2,185	27.7%

Total salaries and related costs	$97,316	$133,074	$35,758	26.9%

Legend:
*	Principally includes the cost of temporary labor and overtime.

          For the three and six months ended June 30, 2009 and 2008, salaries and related costs decreased $22.5 million, or 31%, and $35.8 million, or 27%, when compared to the same periods in the prior year. These decreases are principally due to lower levels of incentive compensation, full-time salaries, stock compensation and payroll taxes. Additionally, for the three and six months ended June 30, 2009, salaries and related costs decreased $4.8 million and $11 million, respectively, as a result of favorable movements in foreign currency exchange rates.

          See the discussion below for a more detailed explanation of the significant factors contributing to the overall decrease in salaries and related costs. Also, see “Restructuring Plans and Related Charges” below for information on expected future savings in salaries and related costs.

          Incentive Compensation—When compared to the same three and six month periods in 2008, incentive compensation decreased $11.4 million, or 84%, and $12.7 million, or 77%, principally due to Sotheby’s reporting a net loss for the six months ended June 30, 2009 as compared to being significantly profitable in the first half of 2008. For the three and six months ended June 30, 2009, incentive compensation primarily relates to amounts owed as a result of private sales completed during the periods.

          Full-Time Salaries—For the three and six months ended June 30, 2009, full-time salaries decreased $6 million, or 17%, and $10.9 million, or 15%, when compared to the same periods in the prior year primarily due to favorable movements in foreign currency exchange rates ($3.3 million and $7.7 million impact, respectively) and the impact of headcount reductions resulting from the implementation of Sotheby’s restructuring plans (see “Restructuring Plans and Related Charges” below). To a lesser extent, the decrease in full-time salaries is attributable to temporary pay reductions for certain senior employees enacted in the second quarter of 2009.

          Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and its health and welfare programs, as well as employee severance costs (excluding severance costs related to the restructuring plans discussed below).

          Sotheby’s material retirement plans include defined benefit and defined contribution pension plans covering most of its United Kingdom (the “U.K.”) employees and defined contribution and deferred compensation plans for its U.S. employees. Generally, the level of employee benefit costs is dependent upon headcount and compensation levels, as well as Sotheby’s financial performance. Additionally, expenses related to the U.K. defined benefit pension plan are significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Furthermore, costs related to the Sotheby’s Deferred Compensation Plan (the “DCP”) vary directly with the performance of various participant deemed investment funds.

          For the three months ended June 30, 2009, employee benefit costs increased $0.9 million, or 21%, when compared to the prior period. This increase is primarily attributable to the following factors:

•	An increase of $1.8 million in costs associated with the DCP due to favorable performance in deemed participant investments.

•

A $0.6 million decrease in the net pension benefit related to the U.K. defined benefit pension plan, resulting in a net pension benefit of $0.7 million for the three months ended June 30, 2009. This decrease is attributable to differences in the assumptions used to determine the net pension benefit between the periods.

The overall increase in employee benefit costs for the three months ended June 30, 2009 is partially offset by the following factors:

•	$0.7 million in non-restructuring related severance costs incurred in the second quarter of 2008, which were not repeated in 2009.

•

The impact of restructuring-related headcount reductions initiated in the fourth quarter of 2008 through the second quarter of 2009, as well as the impact of the lower level of incentive compensation in the current period.

•

$0.3 million in profit share accruals in the second quarter of 2008 related to Sotheby’s U.S. retirement plans. No profit sharing costs were accrued in the second quarter of 2009 as a result of Sotheby’s lower results for the period.

•

A decrease in company contributions to Sotheby’s U.S retirement plans. Effective May 1, 2009, Sotheby’s amended its U.S. Retirement Savings Plan whereby its matching contribution was reduced from 100% of eligible salary deferrals to 50% of eligible salary deferrals.

For the six months ended June 30, 2009, employee benefit costs decreased $1.6 million, or 17%, when compared to the prior period. This decrease is primarily attributable to the following factors:

•	$1.9 million in non-restructuring related severance costs incurred in the first six months of 2008, which were not repeated in 2009.

•

$0.6 million in profit share accruals in the first half of 2008 related to its U.S. retirement plans. No profit sharing costs were accrued in the second quarter of 2009 as a result of Sotheby’s lower results for the period.

•

The impact of restructuring-related headcount reductions initiated in the fourth quarter of 2008 through the second quarter of 2009, as well as the impact of the lower level of incentive compensation in the current period.

•	A decrease in company contributions to Sotheby’s U.S. retirement plans, as discussed above.

          The overall decrease in employee benefit costs for the six months ended June 30, 2009 is partially offset by a $1.9 million increase in costs associated with the DCP due to favorable performance in deemed participant investments and a $0.4 million decrease in the net pension benefit related to the U.K. defined benefit pension plan. The decrease in the net pension benefit related to the U.K. defined benefit pension plan is attributable to differences in the assumptions used to determine the net pension benefit between the periods, as discussed below.

          For the year ending December 31, 2009, the net pension benefit related to the U.K. defined benefit pension plan is expected to decrease by approximately $0.8 million when compared to 2008, primarily as a result of the changes in the assumptions for the expected long-term rate of return (7.4% for 2009, as compared to 8.3% for 2008) and the discount rate (6.0% for 2009, as compared to 6.3% for 2008). (See statement on Forward Looking Statements.)

          Stock Compensation—For the three and six months ended June 30, 2009, stock compensation decreased $2.8 million, or 34%, and $4.5 million, or 27%, when compared to the same periods in the prior year. This decrease is principally due to a substantially lower value of restricted stock awarded to employees in February 2009 as a result of Sotheby’s lower profitability in 2008 when compared to 2007. For the year ending December 31, 2009, stock compensation is expected to decrease approximately $9 million, or 31%, when compared to 2008. (See statement on Forward Looking Statements.)

          Other Salaries and Related Costs—Other salaries and related costs consist principally of costs related to temporary labor and overtime. For the three and six months ended June 30, 2009, such costs decreased $1 million, or 25%, and $2.2 million, or 28%, when compared to the same periods in the prior year primarily due to management’s cost reduction initiatives in these areas.

General and Administrative Expenses

          For the three and six months ended June 30, 2009, general and administrative expenses decreased $14 million, or 32%, and $29 million, or 32%, when compared to the same periods in the prior year, respectively. The lower level of general and administrative expenses is principally attributable to the following factors:

•

Decreases of $4.3 million, or 53%, and $7.6 million, or 48%, respectively, in travel and entertainment expenses due to a higher level of travel in the prior year in pursuit of business getting opportunities in a stronger market, as well as management’s cost reduction initiatives in the current year.

•

Decreases of $3.3 million, or 23%, and $7.4 million, or 25%, respectively, in professional fees, partially due to lower costs associated with Sotheby’s outsourced tax compliance function, as well as lower consulting and professional service fees due in part to management’s cost reduction initiatives.

•	Favorable collection efforts related to accounts receivable that were previously thought to be uncollectible.

•

Favorable movements in foreign currency exchange rates, which decreased general and administrative expenses during the three and six months ended June 30, 2009 by approximately $2.6 million and $6.2 million, respectively.

          Management will continue in its cost containment efforts addressing general and administrative expenses in 2009, especially with regards to travel and entertainment costs and professional fees. (See statement on Forward Looking Statements.)

Antitrust Related Matters

          In April 1997, the U.S. Department of Justice (the “DOJ”) began an investigation of certain art dealers and major auction houses, including Sotheby’s and its principal competitor, Christie’s International, PLC (“Christie’s”). In October 2000, Sotheby’s pled guilty to a violation of U.S. antitrust laws in connection with a conspiracy to fix auction commission rates charged to sellers in the U.S. and elsewhere.

          In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, Sotheby’s and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which Sotheby’s was responsible for funding the redemption of $62.5 million. The court determined that this $62.5 million face value had a fair value of not less than $50 million, which is the amount of expense that was recognized by Sotheby’s as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period prior to the date of issuance and May 15, 2007, the date after which any unused Discount Certificates were redeemable for cash.

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

          The Discount Certificates expired on May 14, 2008 and thereafter could no longer be redeemed. As a result of the expiration of the Discount Certificates, Sotheby’s reversed the remaining related liability and recognized a benefit of $18.4 million in its Condensed Consolidated Income Statements in the second quarter of 2008.

Restructuring Plans and Related Charges

          For the three and six months ended June 30, 2009, Sotheby’s incurred net Restructuring Charges of $4.8 million and $10.5 million, respectively, related to the restructuring plans described below.

          2008 Restructuring Plan—Due to the downturn in the global economy and international art market that began in September 2008, on December 1, 2008 and February 26, 2009, Sotheby’s Board of Directors approved restructuring plans impacting the Auction segment in North America, the U.K. and Continental Europe, as well as certain corporate departments. These restructuring plans (collectively, the “2008 Restructuring Plan”) are the result of a strategic review of Sotheby’s operations conducted by management between November of 2008 and February 2009. The 2008 Restructuring Plan contemplates a 15% decrease in global headcount, a reduction in Sotheby’s selling activities and leased premises in Amsterdam and the vacating of other premises principally in the U.K. in connection with a reorganization of Sotheby’s European operations.

          For the three and six months ended June 30, 2009, net Restructuring Charges incurred as a result of the 2008 Restructuring Plan totaled $1.3 million and $7 million, respectively, and consisted of the following (in thousands of dollars):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Severance and employee termination benefits	$(43)	$5,530
Facility related costs	1,235	1,235
Other costs	129	272

Total	$1,321	$7,037

          The $1.2 million in facility related costs included in net Restructuring Charges for the three and six months ended June 30, 2009 represents the future rental costs related to a leased facility in the U.K. that will continue to be incurred subsequent to the June 30, 2009 cease use date and through the lease termination date in December 2009.

          From the fourth quarter of 2008 through June 30, 2009, life-to-date net Restructuring Charges incurred as a result of the 2008 Restructuring Plan totaled $11.3 million, consisting of $9.8 million in severance and employee termination costs, $1.2 million in facility related costs and $0.3 million in other restructuring related costs.

          As discussed above, as part of the 2008 Restructuring Plan, Sotheby’s is reducing its selling activities in Amsterdam and expects to vacate a portion of its leased premises there in December 2009. As a result, in the fourth quarter of 2009, Sotheby’s expects to record a Restructuring Charge for all or a portion of the rental costs for this facility that will continue to be incurred subsequent to December 2009 through the lease termination date in 2014. (See statement on Forward Looking Statements).

          (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding the 2008 Restructuring Plan.)

          2009 Restructuring Plan—In March and April 2009, in response to the continued downturn in the global economy and the international art market, management conducted a further strategic review of its operations, and on April 27, 2009, the Executive Committee of Sotheby’s Board of Directors approved another restructuring plan (the “2009 Restructuring Plan”) impacting all areas of Sotheby’s global operations with the goal of additional significant cost reductions to be achieved through a further 5% decrease in global headcount. As a result of the adoption of the 2009 Restructuring Plan, Sotheby’s recorded net Restructuring Charges of $3.6 million for severance and employee termination benefits in the second quarter of 2009.

          (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding the 2009 Restructuring Plan.)

          In total, the 2008 Restructuring Plan and 2009 Restructuring Plan are expected to result in aggregate annual cost savings of approximately $28 million. Of this amount, approximately $16 million is expected to be realized in 2009, almost entirely due to the headcount reductions. (See statement on Forward Looking Statements.)

          In addition to the 2008 Restructuring Plan and 2009 Restructuring Plan, management has implemented a number of other cost savings initiatives impacting all areas of expense. For example, in the second quarter of 2009, management initiated temporary pay reductions for certain staff, and a reduction in U.S. pension contributions, and will initiate unpaid furloughs for employees in most operating locations in the second half of 2009. As a result of management’s cost savings initiatives (including the 2008 Restructuring Plan and 2009 Restructuring Plan), management expects to achieve aggregate cost savings of approximately $160 million in 2009 versus 2008, to be achieved in direct cost of services, marketing expenses, salaries and related costs and general and administrative expenses. A portion of the expected savings is the result of favorable changes in foreign currency exchange rates versus 2008 and a lower expected volume of auction sales. (See statement on Forward Looking Statements.)

Net Interest Expense

          For the three and six months ended June 30, 2009, net interest expense increased $3.9 million, or 66%, and $8.2 million, or 72%, when compared to the prior year primarily due to the incremental interest expense related to the Convertible Notes and Senior Notes issued on June 17, 2008 (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Extinguishment of Debt

          On January 27, 2009, Sotheby’s repurchased $2.8 million of its 7.75% Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $1 million, net of fees, which was recognized in the first quarter of 2009.

Income Tax Expense (Benefit)

          Sotheby’s effective income tax expense (benefit) rate for the three and six months ended June 30, 2009 was 66.6% and (27.7%), respectively, as compared to effective tax rates of 32.7% and 32.2%, respectively, for the same periods in the prior year.

During the three and six months ended June 30, 2009, Sotheby’s recognized income tax expense of $1 million and $16.6 million, respectively, attributable to the recording of valuation allowances related to certain foreign, state and local deferred tax assets, as described below, which increased/(decreased) the effective income tax expense (benefit) rate by approximately 3% and (53%), respectively, for the three and six months ended June 30, 2009.

          For the three and six months ended June 30, 2009, Sotheby’s effective tax expense (benefit) rate, excluding discrete items (discussed below), is approximately 58.7% and (112.5%) respectively, compared to an expense of approximately 33% for each of the prior year periods. The comparison of the effective tax expense (benefit) rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials and the relative impact of permanent book to tax differences (i.e., non-deductible expenses) on lower forecasted results by taxing jurisdiction.

          Quarterly tax expense (benefit) is calculated using an estimated annual effective tax rate for the period based on actual historical information and forward-looking estimates. The estimated annual effective tax rate will fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. Furthermore, the effective tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with state, federal or foreign tax authorities, or the effects of law changes (such changes would be recorded in the quarter in which they occur). Management identifies items which are unusual or non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. As a result of these factors, and due to potential changes in Sotheby’s period to period results, significant fluctuations in Sotheby’s effective tax rate and respective tax provisions or benefits may occur during the remainder of 2009. (See statement on Forward Looking Statements.)

          As discussed above, during the three and six months ended June 30, 2009, Sotheby’s recognized income tax expense of $1 million and $16.6 million, respectively, attributable to the recording of valuation allowances related to certain foreign, state and local deferred tax assets. SFAS No. 109, “Accounting For Income Taxes” requires a valuation allowance to be established when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. In circumstances where there is “sufficient negative evidence,” establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of SFAS No. 109. As a result of cumulative three-year losses in certain foreign, state and local jurisdictions Sotheby’s determined that deferred tax assets in those jurisdictions required the establishment of a valuation allowance.

          In assessing the need for a valuation allowance, management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are lower than currently anticipated. As a result, an additional valuation allowance may be required, which would have an adverse impact on Sotheby’s results. Conversely, should management determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on Sotheby’s results in the period such determination is made.

EARNINGS PER SHARE PRESENTATION

Sotheby’s presentation of basic and diluted earnings per share for the three and six months ended June 30, 2008 has been retroactively adjusted as a result of Sotheby’s adoption of Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 3 of Notes to Condensed Consolidated Financial Statements for further information related to the computation of basic and diluted earnings (loss) per share.

The following table summarizes the impact of adopting FSP No. EITF 03-6-1 on basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31	2008	2007	2006

Basic earnings per share - Sotheby's common shareholders:
As reported	$ 0.44	$ 3.34	$ 1.77
As computed under the two-class method	$ 0.42	$ 3.22	$ 1.71

Diluted earnings per share - Sotheby's common shareholders:
As reported	$ 0.43	$ 3.25	$ 1.72
As computed under the two-class method	$ 0.42	$ 3.22	$ 1.71

YORK PROPERTY

          The land and building located at 1334 York Avenue, New York, N.Y. (the “York Property”) is home to Sotheby’s sole North American auction salesroom and its principal North American exhibition space. On February 7, 2003, Sotheby’s sold the York

Property to an affiliate of RFR Holding Corp. (“RFR”). In conjunction with this sale, Sotheby’s leased the York Property back from RFR for an initial 20-year term, with options for Sotheby’s to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

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

          Sotheby’s financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the Purchase and Sale Agreement on January 11, 2008, an $85 million cash payment made at closing on February 6, 2009 and the assumption of an existing $235 million mortgage on the York Property (the “York Property Mortgage”).

          The York Property Mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to pre-pay the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in the first quarter of 2009, Sotheby’s recorded the York Property Mortgage at its $212.1 million fair value. The fair value of the York Property mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. Sotheby’s paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to interest expense over the remaining expected term of the loan.

          As a result of the closing of the transaction on February 6, 2009, the existing capital lease obligation of $167 million, which had an effective interest rate of 10.4%, and the related $122 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 were derecognized and the net effect was deducted from the initial carrying value of the York Property. Accordingly, the land and building acquired in conjunction with the purchase of the York Property was recorded in the Condensed Consolidated Balance Sheet at an initial carrying value of approximately $292.3 million in the first quarter of 2009, computed as follows (in thousands of dollars):

Fair value of York Property mortgage	$212,130
Cash payments (including direct transaction costs)	137,480
Fair value of consignment terms	3,750
Derecognition of net capital lease obligation	(45,171)
Derecognition of deferred gain	(15,894)

Initial carrying value of York Property	$292,295

          The York Property and its related mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby’s that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. The assets of 1334 York, LLC are not available to satisfy the debts and obligations of its affiliates or any other entity.

          Appraisals of the York Property were performed in January 2009, which confirmed that the value of the York Property was approximately $390 million as of that date.

          As a result of the closing of this transaction, Sotheby’s expects net decreases in depreciation expense and interest expense related to the York Property of approximately $3.3 million and $0.8 million, respectively, for 2009 as compared to 2008. The expected net decrease in depreciation expense when compared to 2008 is principally the result of the difference between depreciable lives of the purchased York Property building and the derecognized York Property capital lease asset. The expected net decrease in interest expense is principally the result of the lower effective interest rate associated with the assumed York Property mortgage obligation (8%) when compared to the derecognized York Property capital lease obligation (10.4%). (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes Sotheby’s material contractual obligations and commitments as of June 30, 2009:

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
York Property Mortgage (1)
Principal	$235,000	$—	$5,876	$6,877	$222,247
Interest	77,336	13,062	25,871	25,130	13,273

Sub-total	312,336	13,062	31,747	32,007	235,520

Unsecured debt (2)
Principal payments	328,250	—	—	200,000	128,250
Interest payments	83,974	16,189	32,380	25,874	9,531

Sub-total	412,224	16,189	32,380	225,874	137,781

Other commitments:
Operating lease obligations (3)	103,858	16,293	22,833	16,669	48,063
Employment arrangements (4)	12,871	4,974	7,897	—	—
Uncertain tax positions (5)	—	—	—	—	—

Sub-total	116,729	21,267	30,730	16,669	48,063

Total	$841,289	$50,518	$94,857	$274,550	$421,364

(1)

Represents the outstanding principal and monthly interest payments due on the York Property Mortgage. The York Property Mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual interest rate of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to pre-pay the mortgage on or about July 1, 2015.

(2)

Represents the aggregate outstanding principal and semi-annual interest payments due on Sotheby’s 3.125% Convertible Notes, due June 15, 2013 (the “Convertible Notes”) and 7.75% Senior Notes, due June 15, 2015 (the “Senior Notes”). (See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Convertible Notes and the Senior Notes.)

(3)	Represents rental payments due under Sotheby’s operating lease obligations.

(4)

Represents the remaining commitment for future salaries and other cash compensation related to employment arrangements with certain senior employees, which expire at various points between July 2009 and February 2012, excluding incentive compensation and equity grants. Such arrangements provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation and continuation of benefits upon termination of employment under certain circumstances.

(5)

Excludes Sotheby’s liability of $18 million for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term in the June 30, 2009 Condensed Consolidated Balance Sheet. This amount is excluded because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 19 of Notes to the Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

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

          As of June 30, 2009, Sotheby’s had no auction guarantees outstanding. As of December 31, 2008 and June 30, 2008, the carrying amount of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees was approximately $0.2 million and $2.1 million, respectively, and was reflected in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

          In response to the downturn in the international art market that began in September 2008, as well as the current challenging economic environment, Sotheby’s has substantially reduced its use of auction guarantees for sales occurring in 2009 when compared to the comparable sales occurring in 2008. Sotheby’s expects to continue to significantly limit its use of auction guarantees for the foreseeable future. (See statement on Forward Looking Statements.)

Lending Commitments

          Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $1.1 million on June 30, 2009, of which $1 million is committed to an employee of Sotheby’s.

DERIVATIVE FINANCIAL INSTRUMENTS

          In most cases, Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency risks, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent, foreign currency denominated client payable balances and foreign currency denominated future auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than one year from their inception. Additionally, on rare occasions, Sotheby’s purchases foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction.

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

          As of June 30, 2009, Sotheby’s had a total of $131 million in notional value derivative financial instruments outstanding, including forward exchange contracts ($128 million in notional value) and a foreign currency option contract ($3 million in notional value). Notional amounts do not quantify risk or represent assets or liabilities of Sotheby’s, but are used in the calculation of cash settlements under such contracts. Sotheby’s is exposed to credit-related losses in the event of nonperformance by the three counterparties to its forward exchange contracts, but Sotheby’s does not expect any counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of June 30, 2009 and December 31, 2008, Sotheby’s Condensed Consolidated Balance Sheets included liabilities of $0.7 million and $2.6 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of Sotheby’s outstanding forward exchange and foreign currency option contracts on that date. As of June 30, 2008, Sotheby’s Condensed Consolidated Balance Sheets included an asset of $0.3 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on that date.

CONTINGENCIES

          For information related to Contingencies, see Note 14 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

          For information related to Uncertain Tax Positions, see Note 19 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AS OF JUNE 30, 2009

          This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”). For the six months ended June 30, 2009, total cash and cash equivalents decreased approximately $112.1 million to $141.4 million primarily due to the factors discussed below.

          Cash Used by Operating Activities—Net cash used by operating activities of $46.1 million for the six months ended June 30, 2009 is principally the function of Sotheby’s net loss for the period and a $55 million decrease in accounts payable and accrued liabilities, partially offset by sales of inventory.

          Cash Used by Investing Activities—Net cash used by investing activities of $52.4 million for the six months ended June 30, 2009 is principally due to the $85 million payment made in conjunction with the York Property purchase in February 2009 (see “York Property” above) and the funding of other capital expenditures ($7.4 million). These cash outflows are partially offset by a $26.9 million net decrease in client loans and a $14.4 million decrease in restricted cash.

          Cash Used by Financing Activities—Net cash used by financing activities of $15.1 million for the six months ended June 30, 2009 is principally due to $13.6 million in dividend payments in the first half of 2009 and $1.6 million in repurchases of 7.75% Senior Notes in January 2009.

          Non-Cash Investing and Financing Activities—On February 6, 2009, Sotheby’s purchased the York Property, financed in part through the assumption of an existing $235 million mortgage. (See “York Property” above.)

LIQUIDITY AND CAPITAL RESOURCES

          Cash and Cash Equivalents—As of June 30, 2009, Sotheby’s had cash and cash equivalents of approximately $141.4 million, which are invested on a short-term basis in the highest rated AAA U.S. Treasury money market funds and the highest rated overnight time deposits with major banks.

          Bank Credit Facility—Sotheby’s has a senior secured credit agreement with a syndicate of lenders arranged by Bank of America Securities N.A. (“BofA”) (the “BofA Credit Agreement”) that expires on September 7, 2010. The borrowing capacity under the BofA Credit Agreement is limited to a borrowing base, which is summarized below. As of June 30, 2009, there were no outstanding borrowings under the BofA Credit Agreement, and the borrowing capacity was approximately $87 million, as calculated under the borrowing base.

          Borrowings under the BofA Credit Agreement are secured by substantially all of the non-real estate assets of Sotheby’s subsidiaries in the U.S. and the U.K. Additionally, the BofA Credit Agreement contains financial covenants which limit capital expenditures and dividend payments and which require Sotheby’s to maintain certain financial covenants, as discussed below. The BofA Credit Agreement also has certain non-financial covenants and restrictions. Management believes that Sotheby’s is in compliance with the current financial and non-financial covenants and restrictions under the BofA Credit Agreement discussed below.

          As disclosed in Sotheby’s Form 10-Q for the quarterly period ended March 31, 2009, due to the downturn in the global economy and the international art market, it was likely that Sotheby’s would not meet certain of the financial covenants in the BofA Credit Agreement as of June 30, 2009. Sotheby’s also disclosed that management had commenced discussions regarding waivers and/or amendments to the BofA Credit Agreement, which would allow Sotheby’s to meet its financial covenants. Effective June 26, 2009, the BofA Credit Agreement was amended to provide for the following:

•

A waiver of the leverage ratio covenant for the twelve months ended June 30, 2009, September 30, 2009 and December 31, 2009. In the first quarter of 2010, the leverage ratio covenant will revert to current levels for the remaining term of the BofA Credit Agreement.

•

A waiver of the interest coverage ratio covenant for the twelve months ended June 30, 2009, September 30, 2009 and December 31, 2009. In the first quarter of 2010, the interest coverage ratio covenant will revert to current levels for the remaining term of the BofA Credit Agreement.

•

The addition of a consolidated senior secured leverage ratio. For the twelve months ended June 30, 2009, September 30, 2009 and December 31, 2009, the consolidated senior secured leverage ratio (as defined below) may not exceed 2.50:1.00.

•

The addition of a minimum consolidated EBITDA covenant. Consolidated EBITDA may not be less than (a) $47 million for the quarter ended June 30, 2009, (b) ($36 million) for the quarter ended September 30, 2009, and (c) $85 million for the quarter ended December 31, 2009.

•

An increase in the interest rate charged on outstanding borrowings, which will now be LIBOR plus a margin of 5.5%. Prior to this amendment, the interest rate charged on outstanding borrowings was LIBOR plus a margin between 3.25% and 4.5%, determined by reference to Sotheby’s leverage ratio.

•

An increase in commitment fees on undrawn amounts available under the BofA Credit Agreement, which will now be 0.875% per annum. Prior to this amendment, the commitment fees on undrawn amounts were between 0.625% and 0.875%, determined by reference to Sotheby’s leverage ratio.

•	A reduction in the total borrowing capacity from $250 million to $150 million.

•

A borrowing base equal to 85% of eligible loans (as defined below) made by Sotheby’s in the U.S. and the U.K., plus 15% of Sotheby’s inventory in the U.S. and the U.K. Prior to this amendment, the borrowing base was equal to 100% of eligible loans (as defined below) made by Sotheby’s in the U.S. and the U.K. plus 15% of Sotheby’s net tangible assets.

As defined in the amendment:

•

“Consolidated senior secured leverage ratio” means the ratio of (a) consolidated funded indebtedness (excluding the York Property Mortgage) as of such date that is secured by a lien on Sotheby’s assets to (b) consolidated EBITDA for the most recently completed measurement period.

•

“Eligible loans” means notes made in favor of, or loan advances made by, Sotheby’s or any of its subsidiaries in connection with their lending and financing activities. Notwithstanding the foregoing, the following notes and loan advances shall not be considered “eligible loans”: (a) any note or loan advance to the extent that such note or loan advance is secured by a lien on collateral located outside the U.S. or the U.K., (b) any note or loan advance to the extent that such note or loan advance exceeds a loan to value ratio of 60%, (c) any non-accrual note or loan advance, (d) any note or loan advance where the obligor’s obligation to pay is subject to a good faith dispute or under litigation, (e) any unsecured note or loan advance, (f) any note or loan advance where the obligor thereon is an employee, (g) any note or loan advance with a final maturity date longer than one and one half years from the date of calculation, and (h) any note or loan advance that is subject to a lien other than any lien created in connection with the BofA Credit Agreement.

          As a result of the June 2009 amendment to the BofA Credit Agreement, Sotheby’s incurred upfront fees of approximately $1.5 million, which are being amortized to interest expense over the remaining term of the BofA Credit Agreement, which runs through September 2010. Also, principally as a result of the June 2009 amendment, in the second quarter of 2009, Sotheby’s recorded a $1.3 million charge in Other Expenses related to the partial write-off of previous arrangement and amendment fees, which no longer represent a future economic benefit to Sotheby’s.

          Management believes this amendment will not have a material adverse impact on Sotheby’s operating flexibility.

          Liquidity Requirements—Sotheby’s generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements.

          Sotheby’s short-term operating needs and capital requirements include working capital requirements, the funding of notes receivable and consignor advances, the funding of other short-term commitments to consignors, the funding of capital expenditures, the payment of any dividends, as well as the short-term commitments to be funded on or before June 30, 2010, included in the table of contractual obligations and commitments above.

          Sotheby’s long-term operating needs and capital requirements include working capital requirements, the funding of notes receivable and consignor advances, the funding of capital expenditures, as well as the funding of Sotheby’s presently anticipated long-term contractual obligations and commitments outlined in the table of contractual obligations and commitments above.

          Management believes that operating cash flows, cash balances and borrowings available under the BofA Credit agreement, as amended, will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the September 2010 expiration of the BofA Credit Agreement. Additionally, as mentioned in previous filings, the Company has been having discussions with other lenders regarding a new revolving credit facility with an expiration date beyond September 2010 that would replace the BofA Credit Agreement. Management has recently entered into a commitment letter with GE Capital regarding a new three year, $150 million revolving credit facility. GE Capital has committed to a portion of the facility and the balance is being arranged by GE Capital Markets, Inc. The syndication process recently commenced, and the Company anticipates closing the facility in the third quarter of 2009 subject to satisfaction of conditions in the GE commitment letter. While management believes that the GE facility will close in the third quarter of 2009, management and its advisors also believe that the issuance of securities in public or private financing markets may also be available to Sotheby’s as an additional source of capital and liquidity. (See statement on Forward Looking Statements.)

DIVIDENDS

          On February 26, 2009, Sotheby’s Board of Directors declared a quarterly dividend of $0.15 per share (approximately $10.2 million), which was paid on March 16, 2009 to shareholders of record as of March 9, 2009.

          On April 27, 2009, the Executive Committee of Sotheby’s Board of Directors approved a reduction in the expected annual dividend rate from $0.60 per share to $0.20 per share, a 67% reduction. On May 7, 2009, Sotheby’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million), which was paid on June 15, 2009 to shareholders of record as of June 1, 2009. On August 4, 2009, Sotheby’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million) to be paid to shareholders of record as of September 1, 2009 on September 15, 2009. The declaration and payment of future dividends to shareholders remains at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

          Management will continue to assess Sotheby’s quarterly dividend based upon future operating results and capital requirements (See statement on Forward Looking Statements.)

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post Retirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and requires expanded disclosures about plan assets in an employer’s defined benefit pension or other post-retirement plans. The expanded disclosures require information to be provided on how investment decisions are made, the major categories of plan assets, input and valuation techniques used to measure fair value of plan assets and concentrations of risk with plan assets. Although earlier application is permitted, this FSP is not required to be applied by Sotheby’s until its annual report for the year ending December 31, 2009. The new disclosure requirements do not apply to interim financial statements. Management is evaluating the impact of adopting this FSP on Sotheby’s consolidated financial statements.

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107 and APB 28-1”), which requires publicly traded companies to disclose the fair value and related carrying amounts of its financial instruments in interim and annual reporting periods, as well as the methods and significant assumptions used to estimate fair value and any changes to such methods and assumptions. This standard is effective for Sotheby’s in the second quarter of 2009. Sotheby’s has adopted FSP No. FAS 107-1 and APB 28-1 as of June 30, 2009, as applicable. See Note 10 of Notes to Condensed Consolidated Financial Statements.

          In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. Sotheby’s adopted this standard in the second quarter of 2009. The adoption of FSP No. FAS 157-4 did not have an impact on Sotheby’s results or financial position for the period ended June 30, 2009.

          In April 2009, the SEC Staff issued SAB No. 111. SAB No.  111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB No. 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. Sotheby’s adopted this standard in the second quarter of 2009. The adoption of SAB No. 111 did not have an impact on Sotheby’s results or financial position for the period ended June 30, 2009.

          In April 2009, the FASB issued FASB FSP No. FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies FASB Statement No. 141(R) (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As Sotheby’s has not made any acquisitions to-date in 2009, this standard has not had any impact on Sotheby’s results of operations or financial condition in 2009.

          In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, and in doing so, an entity must disclose whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Sotheby’s has adopted SFAS No. 165, effective for the period ended June 30, 2009. The adoption of SFAS No. 165 did not have an impact on Sotheby’s results or financial position for the period ended June 30, 2009. Management of Sotheby’s has conducted its evaluation of subsequent events through August 5, 2009, which is the date on which the Condensed Consolidated Financial Statements contained within this filing were issued.

          In June 2009, the FASB issued SFAS No. 168, the “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Sotheby’s will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in its public filings in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, Sotheby’s believes that it will not have any impact on its consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS No. 166”). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Sotheby’s will adopt SFAS No. 166 in 2010, and Sotheby’s is evaluating the potential impact it may have on its consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 changes how companies determine when an entity that is insufficiently capitalized or is controlled through voting (or similar rights) should be consolidated. SFAS No. 167 will become effective for Sotheby’s beginning in the first quarter of 2010. Management is evaluating the impact of adopting this standard on its consolidated financial statements.

          In June 2009, the SEC Staff issued SAB No. 112. SAB No. 112 amends or rescinds portions of the SEC Staff’s interpretive guidance included in the SAB Series in order to make the relevant interpretive guidance consistent with SFAS No. 141(R) and SFAS No. 160. Sotheby’s adopted this standard in the second quarter of 2009. The adoption of SAB No. 112 did not have an impact on Sotheby’s results or financial position for the period ended June 30, 2009.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Sotheby’s continually evaluates its market risk associated with its financial instruments and derivative financial instruments (see above) during the course of its business. As of June 30, 2009, Sotheby’s financial instruments include its:

•	Cash and cash equivalents

•	Restricted cash

•	Notes receivable and consignor advances (see Note 5 of Notes to Condensed Consolidated Financial Statements)

•	Trust assets related to the deferred compensation liability (see Note 11 of Notes to Condensed Consolidated Financial Statements)

•	York Property Mortgage (see Note 10 of Notes to Condensed Consolidated Financial Statements)

•	7.75% Senior Notes (see Note 10 of Notes to Condensed Consolidated Financial Statements)

•	3.125% Convertible Notes (see Note 10 of Notes to Condensed Consolidated Financial Statements)

•	Deferred compensation liability (see Note 11 of Notes to Condensed Consolidated Financial Statements), and

          Management believes that its interest rate risk is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to Sotheby’s cash flow, earnings and fair value related to its financial instruments. (See statement on Forward Looking Statements.)

          As of June 30, 2009, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $11 million.

          (See “Derivative Instruments” above and Note 18 of Notes to Condensed Consolidated Financial Statements.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of June 30, 2009, Sotheby’s has carried out an evaluation, under the supervision and with the participation of Sotheby’s management, including Sotheby’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Sotheby’s disclosure controls and procedures. Based upon that evaluation, Sotheby’s Chief Executive Officer and Chief Financial Officer have concluded that Sotheby’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

          There was no change in Sotheby’s internal control over financial reporting that occurred during Sotheby’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotheby’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

          Sotheby’s is involved from time to time in claims, proceedings and litigation, including the matters described below:

Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. The counterclaim also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add a claim for damages and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and that they will not have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows. This counterclaim is being vigorously defended.

Italian Matter—In October 2008, the Italian Antitrust Authority commenced an investigation of Italian auction houses and an Italian auction house trade association seeking evidence of practices that reduce competition, particularly in respect of the sale of modest value works of art. The Company’s subsidiary, Sotheby’s Italia S.r.l., fully cooperated with the investigation and has been advised by the Italian Antitrust Authority that the investigation has been completed. While it is not possible to predict whether any further action will be taken by the Italian Antitrust Authority, management does not believe that this matter will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.

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

The supply of and demand for works of art can be adversely impacted by weakness in various worldwide economies and financial markets.

          The art market in which Sotheby’s operates is influenced over time by the overall strength of various worldwide economies and financial markets, although this correlation may not be immediately evident in the short-term. Sotheby’s business can be particularly influenced by the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia, and weakness in those economies can adversely affect its business.

Interest rates may negatively impact Sotheby’s cost of borrowing.

          Fluctuations in interest rates influence the cost of funds for borrowings under Sotheby’s senior secured credit facility, which is used periodically to finance working capital needs and, in particular, the Finance segment’s client loan portfolio.

Government laws and regulations may restrict or limit Sotheby’s business.

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

Political conditions and world events may negatively affect Sotheby’s business and customers.

          Global political conditions and world events may affect Sotheby’s business through their effect on the economies of various countries, as well as on the decision of buyers and sellers to purchase and sell art in the wake of economic uncertainty. Global political conditions may also influence the enactment of legislation that could adversely affect Sotheby’s business.

Foreign currency exchange rate movements can significantly increase or decrease Sotheby’s results of operations.

          Sotheby’s has operations throughout the world, with approximately 68% of its revenues earned outside of the U.S. in 2008. Accordingly, fluctuations in exchange rates can significantly increase or decrease Sotheby’s results of operations.

Competition in the art market is intense and may adversely impact Sotheby’s ability to obtain valuable consignments for sale at auction and the commission margins achieved on such consignments.

          Competition in the art market is intense, including competition both with other auctioneers and with art dealers. The intense competition for auction consignments and private sales can adversely impact the commission margins that Sotheby’s earns for services provided to its clients.

Sotheby’s cannot be assured of the amount and quality of property being consigned for sale at auction, which may cause significant variability in its financial results.

          The amount and quality of property being consigned for sale at auction is influenced by a number of factors not within Sotheby’s control. Many major consignments, and specifically single-owner sale consignments, often become available as a result of the death or financial or marital difficulties of the owner, all of which are unpredictable. This, plus the ability of Sotheby’s to sell such property, can cause auction and related revenues to be highly variable from period to period.

The demand for fine arts, decorative arts, and collectibles is unpredictable, which may cause significant variability in Sotheby’s financial results.

          The demand for fine arts, decorative arts, and collectibles is influenced not only by overall economic conditions, but also by changing trends in the art market as to which kinds of property and the works of which artists are most sought after and by the collecting preferences of individual collectors, all of which can be unpredictable and cause significant variability in Sotheby’s financial results.

The loss of key personnel could adversely impact Sotheby’s ability to compete.

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

Sotheby’s relies on a small number of clients for a significant portion of Sotheby’s revenues and profitability.

          Sotheby’s relies on a small number of important clients who make a significant contribution to its business and profitability. Accordingly, Sotheby’s business and profitability is highly dependent upon its ability to develop and maintain relationships with this small group of important clients.

Demand for art-related financing is unpredictable.

          Sotheby’s Finance segment is dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections.

The strategic initiatives and restructuring plans that Sotheby’s is relying on to improve profitability may not succeed.

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

The value of artwork is subjective and often fluctuates, exposing Sotheby’s to losses in the value of its inventory and loan collateral and significant variability in its financial results.

          The art market is not a highly liquid trading market, as a result of which, the valuation of artwork is inherently subjective and the realizable value of artwork often fluctuates over time. Accordingly, Sotheby’s is at risk both as to the value of art held as inventory and as to the value of artworks pledged as collateral for Finance segment loans. Those factors may cause significant variability in Sotheby’s financial results.

Auction guarantees create risk of loss from inaccurate valuation of artworks.

          As discussed above, the art market is not a highly liquid trading market and, as a result, the valuation of artwork is inherently subjective. Accordingly, Sotheby’s is at risk with respect to its ability to estimate the likely selling prices of works of art offered under auction guarantees. Accordingly, if management’s judgments about the likely selling prices of works of art which are subject to auction guarantees prove to be inaccurate, there could be an adverse impact on Sotheby’s results of operations, financial condition and liquidity.

U.K. Pension Plan cost is dependent on unpredictable factors, which may cause significant variability in Sotheby’s employee benefit costs.

          Future costs and obligations related to Sotheby’s defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets and actuarial assumptions, each of which is unpredictable and may cause significant variability in Sotheby’s employee benefit costs.

Variations in taxable income in the various jurisdictions in which Sotheby’s operates and tax law changes can significantly affect Sotheby’s effective income tax rate.

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

Insurance coverage for artwork may become more difficult to obtain, exposing Sotheby’s to losses for artwork in Sotheby’s possession.

          Sotheby’s maintains insurance coverage for the works of art it owns and for works of art consigned to it by its clients, which are stored at Sotheby’s facilities around the world. An inability to adequately insure such works of art due to limited capacity of the global art insurance market in the future could have an adverse impact on Sotheby’s business.

The ability to obtain sufficient capital resources and/or liquidity could adversely impact Sotheby’s business.

          The inability to obtain sufficient capital resources and/or liquidity could adversely impact Sotheby’s operating flexibility, as well as its future financial condition and/or results of operations.

A charge to earnings would be required if the values of Sotheby’s goodwill, amortizable intangible assets or other long-lived assets become impaired.

          Sotheby’s is required under generally accepted accounting principles to test goodwill for impairment at least annually and to review amortizable intangible assets and other long-lived assets for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill include a decline in Sotheby’s stock price and market capitalization, a significant adverse change in the business climate and declines in the financial condition of Sotheby’s auction business. Factors that could lead to impairment of intangible assets include a significant adverse change in the business climate and declines in the financial condition of operations related to the intangible asset. Factors that are considered when evaluating other long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset and a significant change in the extent or manner in which the long-lived asset is being used. Sotheby’s may be required to record a charge in its financial statements during the period in which any impairment of its goodwill, amortizable intangible assets or other long-lived assets is determined, negatively impacting its results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2009, Sotheby’s held its annual meeting of shareholders. The matters on which the shareholders voted were:

(i)	The election of eleven directors by the holders of Sotheby’s Common Stock;

(ii)	The ratification of the appointment of Deloitte & Touche LLP as Sotheby’s independent auditors for the year ending December 31, 2009.

The results of the voting are shown below:

(i)	ELECTION OF CLASS A COMMON STOCK DIRECTORS

NOMINEES	FOR	AGAINST	WITHHELD

John M. Angelo	50,568,841	0	1,345,072
Michael Blakenham	50,518,069	0	1,395,844
The Duke of Devonshire	46,037,551	0	5,876,362
Allen Questrom	50,818,491	0	1,095,422
William F. Ruprecht	50,508,535	0	1,405,378
Michael I. Sovern	50,804,344	0	1,109,569
Donald M. Stewart	50,564,310	0	1,349,603
Robert S. Taubman	50,533,754	0	1,380,159
Diana L. Taylor	50,801,512	0	1,112,401
Dennis M. Weibling	50,821,269	0	1,092,644
Robin G. Woodhead	50,513,389	0	1,400,524

(ii)	RATIFICATION OF INDEPENDENT AUDITORS

51,913,913	Votes were cast;
51,139,171	Votes were cast for the resolution;
753,490	Votes were cast against the resolution; and
21,252	Votes abstained

ITEM 5. OTHER INFORMATION

          On August 4, 2009 at a regularly scheduled meeting, Sotheby’s Board of Directors unanimously adopted amendments to Article VII of Sotheby’s existing By-Laws that relate to indemnification of and advancement of fees to various persons, including directors and officers. The key terms of these amendments are as follows:

•

Section 7.1 of the By-Laws was amended to clarify that a person’s indemnification and advancement rights may only be broadened by future amendments to the Delaware General Corporation Law (the “DGCL”) and that these rights are contract rights of that person that continue to exist for actions taken while serving in a particular capacity even though the person no longer serves in that capacity. In addition, text was deleted from this section concerning the standard for indemnification as it unnecessarily repeated provisions of the DGCL applicable to Sotheby’s.

•	Section 7.2 of the By-Laws was deleted because its text unnecessarily repeated provisions of the DGCL applicable to Sotheby’s.

•	Former Section 7.3 of the By-Laws (now Section 7.2) was amended to require that advancement claims by entitled persons must be made within 20 days of Sotheby’s receipt of the claim.

•	A new Section 7.3 was inserted in the By-Laws to provide a more formal procedure for submitting indemnification claims.

•

Section 7.4 of the By-Laws was amended to shorten from 60 days to 30 days the time an indemnification claimant must wait after submitting the claim before filing suit against Sotheby’s for failing to honor that claim and to clarify the circumstances in which Sotheby’s may assert defenses to an indemnification claim.

•	Section 7.5 of the By-Laws was amended to prohibit termination of a person’s indemnification and advancement rights with respect to a person’s service prior to the date of such termination.

•	Other sections of the By-Laws were amended (and new sections inserted) to provide for various clarifications, definitions and procedures related to the amendments described above.

          The foregoing summary is qualified in its entirety by the full By-Laws, amended and restated to reflect the described amendments, a blacklined copy of which is attached to this Form 10-Q as Exhibit 3.2 and is incorporated by reference in this Item 5.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3.2	By-Laws of Sotheby’s, as amended and restated as of August 4, 2009.

	10.1	Form of Indemnity Agreement.

10.2

Amendment No. 10 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated June 26, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 26, 2009.

10.3

Amendment to the August 3, 2006 Severance Agreement (as amended March 7, 2008) between Sotheby’s and William S. Sheridan, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 28, 2009.

10.4

Amendment to the August 15, 2006 Employment Agreement (as amended March 7, 2008) between Sotheby’s and Robin Woodhead, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 28, 2009.

10.5

Letter Agreement between Sotheby’s and Bruno Vinciguerra, with related Terms of Employment, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated April 28, 2009.

10.6

Letter Agreement between Sotheby’s and Mitchell Zuckerman, with related Terms of Employment, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated April 28, 2009.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	(i)	On June 26, 2009, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement” and Item 9.01, “Financial Statements and Exhibits.”

	(ii)	On May 13, 2009, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

(iii)

On April 28, 2009, the Company filed a current report on Form 8-K under Item 2.05, “Cost Associated with Exit or Disposal Activities”; Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”; Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: August 5, 2009

Exhibit Index

Exhibit No.	Description

3.2	By-Laws of Sotheby’s, as amended and restated as of August 4, 2009.

10.1	Form of Indemnity Agreement.

10.2

Amendment No. 10 to the Amended and Restated Credit Agreement among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Oatshare and Sotheby’s (a company registered in England and Wales) and Bank of America, N.A. dated June 26, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 26, 2009.

10.3

Amendment to the August 3, 2006 Severance Agreement (as amended March 7, 2008) between Sotheby’s and William S. Sheridan, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 28, 2009.

10.4

Amendment to the August 15, 2006 Employment Agreement (as amended March 7, 2008) between Sotheby’s and Robin Woodhead, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 28, 2009.

10.5

Letter Agreement between Sotheby’s and Bruno Vinciguerra, with related Terms of Employment, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated April 28, 2009.

10.6

Letter Agreement between Sotheby’s and Mitchell Zuckerman, with related Terms of Employment, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated April 28, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002