Form 10-Q
period 2009-09-30
SOTHEBYS
filed 2009-11-05
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes ☐ No ☒

As of October 27, 2009, there were 66,897,633 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues:
Auction and related revenues	$40,000	$62,289	$236,985	$460,620
Finance revenues	2,240	3,687	6,904	10,849
Dealer revenues	1,834	8,396	19,635	49,872
License fee revenues	764	1,174	2,313	2,683
Other revenues	88	427	838	1,371

Total revenues	44,926	75,973	266,675	525,395

Expenses:
Direct costs of services	2,846	14,306	26,515	63,025
Dealer cost of sales	981	14,604	21,487	55,201
Marketing expenses	1,711	3,989	7,678	14,935
Salaries and related costs	43,137	52,861	140,453	185,935
General and administrative expenses	28,582	41,244	89,386	131,036
Depreciation and amortization expense	5,467	6,317	15,926	18,534
Antitrust related matters	—	—	—	(18,385)
Restructuring charges (net)	493	—	11,012	—

Total expenses	83,217	133,321	312,457	450,281

Operating (loss) income	(38,291)	(57,348)	(45,782)	75,114

Interest income	860	3,152	4,011	7,128
Interest expense	(11,601)	(11,824)	(34,186)	(27,320)
Extinguishment of debt	—	(2,477)	1,039	(2,477)
Write-off of credit facility amendment fees	(2,489)	—	(3,750)	—
Other income (expense)	4,423	(228)	590	(1,399)

(Loss) income before taxes	(47,098)	(68,725)	(78,078)	51,046
Equity in earnings of investees, net of taxes	113	445	204	1,982
Income tax expense (benefit)	10,813	(21,234)	2,235	17,269

Net (loss) income	$(57,798)	$(47,046)	$(80,109)	$35,759

Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.89)	$(0.73)	$(1.23)	$0.53

Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.89)	$(0.73)	$(1.23)	$0.53

Weighted average basic shares outstanding	65,295	64,719	65,152	64,593

Weighted average diluted shares outstanding	65,295	64,719	65,152	65,687

Cash dividends paid per common share	$0.05	$0.15	$0.25	$0.45

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30, 2009 (UNAUDITED)	December 31, 2008	September 30, 2008 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$116,504	$253,468	$235,375
Restricted cash	2,436	25,561	796
Accounts receivable, net of allowance for doubtful accounts of $4,708, $9,906 and $6,475	210,075	544,324	549,796
Notes receivable and consignor advances, net of allowance for credit losses of $1,071, $1,213 and $1,081	70,815	152,224	251,184
Inventory	166,933	186,589	170,882
Deferred income taxes	12,045	23,315	8,175
Income tax receivable	14,208	20,767	13,437
Prepaid expenses and other current assets	17,789	20,537	32,436

Total Current Assets	610,805	1,226,785	1,262,081

Non-Current Assets:
Notes receivable	94,189	24,668	42,811
Fixed assets, net of accumulated depreciation and amortization of $190,068, $182,271 and $185,133	374,436	206,206	218,729
Goodwill	14,624	14,202	26,316
Intangible assets, net of accumulated amortization of $4,948, $3,412 and $2,816	2,243	3,471	6,333
Equity method investments	17,266	18,416	18,129
Deferred income taxes	59,581	59,171	63,910
Trust assets related to deferred compensation liability	36,635	33,191	36,538
Pension asset	16,721	11,221	68,927
York Property deposit	—	50,000	50,000
Other assets	19,237	15,637	16,890

Total Assets	$1,245,737	$1,662,968	$1,810,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$108,986	$411,713	$420,798
Accounts payable and accrued liabilities	46,999	101,856	122,438
Accrued salaries and related costs	12,473	26,713	25,108
Accrued income taxes	1,473	13,606	17,334
Deferred income taxes	1,293	1,293	—
Other current liabilities	3,457	8,611	9,376

Total Current Liabilities	174,681	563,792	595,054

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $51,797, $36,419 and $38,328	511,453	294,473	311,656
York Property capital lease obligation	—	163,808	164,693
Deferred gain on sale of York Property	—	14,859	15,142
Deferred income taxes	2,890	2,947	14,902
Accrued income taxes	11,690	13,658	8,426
Deferred compensation liability	33,781	31,469	33,931
Other liabilities	6,973	5,869	5,773

Total Liabilities	741,468	1,090,875	1,149,577

Commitments and contingencies (see Note 14)

Shareholders’ Equity:
Common Stock, $0.01 par value	661	672	672
Authorized shares at September 30, 2009—200,000,000 Issued and outstanding shares - 66,892,691, 67,279,925 and 67,288,966
Additional paid-in capital	307,777	298,984	293,251
Retained earnings	227,374	323,665	343,090
Accumulated other comprehensive (loss) income	(31,543)	(51,228)	24,074

Total Shareholders’ Equity	504,269	572,093	661,087

Total Liabilities and Shareholders’ Equity	$1,245,737	$1,662,968	$1,810,664

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Nine Months Ended

	September 30, 2009	September 30, 2008

Operating Activities:
Net (loss) income	$(80,109)	$35,759

Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization expense	15,926	18,534
Gain on extinguishment of debt	(1,039)	—
Equity in earnings of investees	(204)	(1,982)
Deferred income tax expense	2,216	6,628
Stock compensation expense	16,484	24,709
Net pension benefit	(1,809)	(2,952)
Asset provisions	4,491	19,133
Antitrust related matters	—	(18,385)
Amortization of discount on long term debt	7,566	1,815
Other	876	(490)

Changes in assets and liabilities:
Accounts receivable	349,832	256,997
Due to consignors	(317,461)	(336,893)
Inventory	13,853	10,683
Prepaid expenses and other current assets	4,318	(3,308)
Other long-term assets	(4,301)	(1,580)
Trust assets related to the deferred compensation liability	(3,444)	(4,721)
Settlement liabilities	—	(4,266)
Income tax receivable and deferred income tax assets	11,649	(12,839)
Accrued income taxes and deferred income tax liabilities	(14,249)	(50,672)
Accounts payable and accrued liabilities and other liabilities	(67,977)	(70,604)

Net cash used by operating activities	(63,382)	(134,434)

Investing Activities:
Funding of notes receivable and consignor advances	(100,688)	(348,814)
Collections of notes receivable and consignor advances	117,614	230,950
Capital expenditures	(10,813)	(19,063)
Purchase of York Property	(87,128)	—
Funding of York Property deposit	—	(50,000)
Acquisition, net of cash acquired	—	(193)
Distributions from equity investees	1,464	5,333
Decrease in restricted cash	23,672	14,186

Net cash used by investing activities	(55,879)	(167,601)

Financing Activities:
Proceeds from revolving credit facility borrowings	—	140,000
Repayments of revolving credit facility borrowings	—	(140,000)
Repayment of 6.98% Senior Unsecured Debt	—	(100,000)
Proceeds from 3.125% Convertible Senior Notes, net of debt issuance cost of $5,700	—	194,300
Proceeds from 7.75% Senior Notes, net of debt issuance costs and discount of $4,145	—	145,855
Repayment of 7.75% Senior Notes	(1,647)	—
Premiums paid for convertible note hedges	—	(40,600)
Proceeds received from sale of common stock warrants	—	22,300
Dividends paid	(17,029)	(30,477)
Decrease in York Property capital lease obligation	(49)	(1,330)
Proceeds from exercise of employee stock options	261	339

Net cash (used) provided by financing activities	(18,464)	190,387

Effect of exchange rate changes on cash and cash equivalents	761	(1,230)

Decrease in cash and cash equivalents	(136,964)	(112,878)
Cash and cash equivalents at beginning of period	253,468	348,253

Cash and cash equivalents at end of period	$116,504	$235,375

Supplemental information on non-cash investing and financing activities:

On February 6, 2009, Sotheby’s purchased the York Property, which was financed in part through the assumption of an existing $235 million mortgage (see Note 6).

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

          The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2008 Annual Report on Form 10-K.

          FASB Accounting Standards Codification–In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles, amendments based on SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” ASU No. 2009-01 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the sole source of authoritative accounting principles in conformity with GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is now considered nonauthoritative. ASU No. 2009-01 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Sotheby’s has adopted ASU No. 2009-01 effective September 30, 2009. As the Codification was not intended to change or alter existing GAAP, the adoption of ASU No. 2009-01 did not have an impact on Sotheby’s consolidated financial statements. For convenience, the footnote disclosures included in this Form 10-Q make reference to the Codification, as well as to the former GAAP source, when applicable.

          Adjustments to Prior Period Presentation–Certain prior period amounts in this Form 10-Q have been adjusted, as explained below.

          Earnings Per Share Presentation–Sotheby’s presentation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 has been retroactively adjusted as a result of the adoption of FASB Staff Position (“FSP”) No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities,” which is now codified under ASC 260 (Earnings Per Share). See Note 3 for more detailed information on the calculation of Sotheby’s earnings (loss) per share.

          Retrospective Application of FSP No. APB 14-1–In May 2008, the FASB issued FSP No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which is now codified under ASC 470-20 (Debt with Conversion and Other Options). FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 was effective on January 1, 2009, with retrospective application required.

          Sotheby’s 3.125% Convertible Senior Notes (the “Convertible Notes”) are within the scope of FSP APB 14-1 (see Note 10). Due to the retrospective application requirement of FSP APB 14-1, Interest Expense for the three and nine months ended September 30, 2008 presented in this Form 10-Q has been increased by $1.5 million and $1.8 million, respectively, to reflect Sotheby’s nonconvertible debt borrowing rate. Additionally, the December 31, 2008 and September 30, 2008 balances of the Convertible Notes reported within Long-Term Debt have been adjusted to reflect the impact of FSP APB 14-1 as if it was effective on June 17, 2008, the day on which the Convertible Notes were issued. In conjunction with the adoption of FSP APB 14-1, Sotheby’s estimated that the equity and liability components of the Convertible Notes had initial fair values of $38.2 million and $161.8 million, respectively.

          The table below summarizes the effect of the adjustments related to the retrospective application of FSP APB 14-1 on Sotheby’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 (in thousands of dollars, except per share data):

	Three Months Ended September 30, 2008

	As Previously Reported	Adjustments	As Adjusted

Interest expense	$(10,315)	$(1,509)	$(11,824)
Loss before taxes	$(67,216)	$(1,509)	$(68,725)
Income tax benefit	$(20,553)	$(681)	$(21,234)
Net loss	$(46,218)	$(828)	$(47,046)
Basic and diluted loss per share-Sotheby’s common shareholders	$(0.71)	$(0.02)	$(0.73)

	Nine Months Ended September 30, 2008

	As Previously Reported	Adjustments	As Adjusted

Interest expense	$(25,567)	$(1,753)	$(27,320)
Income before taxes	$52,799	$(1,753)	$51,046
Income tax expense	$18,060	$(791)	$17,269
Net income	$36,721	$(962)	$35,759
Basic earnings per share-Sotheby’s common shareholders	$0.55	$(0.02)	$0.53
Diluted earnings per share-Sotheby’s common shareholders	$0.54	$(0.01)	$0.53

          Note: The previously reported amounts of basic and diluted earnings per share for the nine months ended September 30, 2008 have been retroactively adjusted as a result of Sotheby’s adoption of FSP EITF 03-6-1, as discussed above and in Note 3.

          The table below summarizes the effect of the adjustments related to the retrospective application of FSP APB 14-1 on the Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008 (in thousands of dollars):

	December 31, 2008

	As Previously Reported	Adjustments	As Adjusted

Current Assets:
Prepaid expenses and other current assets	$20,661	$(124)	$20,537
Non-Current Assets:
Deferred income taxes	$74,332	$(15,161)	$59,171
Other assets	$16,715	$(1,078)	$15,637
Total Assets	$1,679,331	$(16,363)	$1,662,968

Long-Term Liabilities:
Long-term debt	$329,267	$(34,794)	$294,473
Total Liabilities	$1,125,669	$(34,794)	$1,090,875

	September 30, 2008

	As Previously Reported	Adjustments	As Adjusted

Current Assets:
Prepaid expenses and other current assets	$32,627	$(191)	$32,436
Non-Current Assets:
Deferred income taxes	$79,770	$(15,860)	$63,910
Other assets	$17,968	$(1,078)	$16,890
Total Assets	$1,827,793	$(17,129)	$1,810,664

Long-Term Liabilities:
Long-term debt	$348,067	$(36,411)	$311,656
Total Liabilities	$1,185,988	$(36,411)	$1,149,577

          The table below summarizes the effect of the adjustments related to the retrospective application of FSP APB 14-1 on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 (in thousands of dollars):

	As Previously Reported	Adjustments	As Adjusted

Cash flows from operating activities:
Net income	$36,721	$(962)	$35,759
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income tax expense	$7,419	$(791)	$6,628
Amortization of long-term debt discount	$—	$1,753	$1,753
Net cash used by operating activities	$(134,434)	$—	$(134,434)

          Prior Period Adjustments to Shareholders’ Equity—On June 30, 2006, Sotheby’s Holdings, Inc., a Michigan corporation (“Sotheby’s Michigan”), completed a reincorporation into the State of Delaware (the “Reincorporation”). The Reincorporation was completed by means of a merger of Sotheby’s Michigan with and into Sotheby’s Delaware, Inc., a Delaware corporation (“Sotheby’s Delaware”) and a wholly-owned subsidiary of Sotheby’s Michigan incorporated for the purpose of effecting the Reincorporation, with Sotheby’s Delaware being the surviving corporation. Sotheby’s Delaware was renamed “Sotheby’s” upon completion of the merger.

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

          Sotheby’s has restated its previously reported balances of Common Stock and Additional Paid-in Capital as of December 31, 2008 and September 30, 2008 to reflect the correct $0.01 per share par value of Sotheby’s Delaware Stock. Previously, Common Stock and Additional Paid-in Capital were incorrectly recorded on the basis of a $0.10 per share par value.

          In addition, as discussed above, the presentation of Sotheby’s Condensed Consolidated Balance Sheets has been retroactively adjusted to conform to the retrospective application required by FSP APB 14-1, which is now codified under ASC Topic 470-20 (Debt with Conversion and Other Options).

          The table below summarizes the impact of restating the previously reported balances of Common Stock and Additional Paid-In Capital to reflect the correct $0.01 per share par value of Sotheby’s Delaware Stock, as well as the effect of the adjustments related to the retrospective application of FSP APB 14-1 on the presentation of Additional Paid-in Capital and Retained Earnings, as of December 31, 2008 and September 30, 2008 (in thousands of dollars):

	December 31, 2008

	Originally Reported	Par Value Adjustment	FSP APB 14-1 Adjustment	As Adjusted

Shareholders’ Equity:
Common Stock, $0.01 par value	$6,718	$(6,046)	$—	$672
Additional paid-in capital	272,694	6,046	20,244	298,984
Retained earnings	325,478	—	(1,813)	323,665
Accumulated other comprehensive loss	(51,228)	—	—	(51,228)

Total Shareholders’ Equity	$553,662	$—	$18,431	$572,093

	September 30, 2008

	Originally Reported	Par Value Adjustment	FSP APB 14-1 Adjustment	As Adjusted

Shareholders’ Equity:
Common Stock, $0.01 par value	$6,719	$(6,047)	$—	$672
Additional paid-in capital	266,960	6,047	20,244	293,251
Retained earnings	344,052	—	(962)	343,090
Accumulated other comprehensive income	24,074	—		24,074

Total Shareholders’ Equity	$641,805	$—	$19,282	$661,087

          In the opinion of the management of Sotheby’s, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim financial statements included herein have been made.

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

3. (Loss) Earnings Per Share

          Basic (loss) earnings per share–Basic (loss) earnings per share attributable to Sotheby’s common shareholders is computed using the weighted average number of common shares outstanding during the period and excludes net income attributable to participating securities under the two-class method in accordance with FSP EITF 03-6-1, which is now codified as ASC 260 (Earnings Per Share). Participating securities include unvested restricted stock and unvested restricted stock units, which have nonforfeitable rights to dividends. In periods with a net loss, the amount of the net loss attributable to participating securities is excluded from the computation of basic loss per share.

          Diluted (loss) earnings per share–Diluted (loss) earnings per share attributable to Sotheby’s common shareholders is computed in a similar manner to basic (loss) earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock, unvested restricted stock units, incremental common shares issuable upon the exercise of stock options and deferred stock units issued pursuant to the Sotheby’s Stock Compensation Plan for Non-Employee Directors. The number of such potential common shares included in the computation of diluted earnings per share is determined using the treasury stock method in accordance with ASC 260 (Earnings Per Share). Additionally, in periods with a net loss, the amount of the net loss attributable to participating securities is excluded from the computation of diluted loss per share.

          For the three months ended September 30, 2009 and 2008, 1.0 million and 0.9 million potentially dilutive common shares, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2009, 0.7 million potentially dilutive common shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

          The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2009 and 2008 (in thousands of dollars, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(57,798)	$(47,046)	$(80,109)	$35,759
Less: Net income attributable to participating securities	—	—	—	1,438

Net (loss) income attributable to Sotheby’s common shareholders	$(57,798)	$(47,046)	$(80,109)	$34,321

Denominator:
Weighted average common shares outstanding	65,295	64,719	65,152	64,593

Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.89)	$(0.73)	$(1.23)	$0.53

Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(57,798)	$(47,046)	$(80,109)	$35,759
Less: Net income attributable to participating securities	—	—	—	1,034

Net (loss) income attributable to Sotheby’s common shareholders	$(57,798)	$(47,046)	$(80,109)	$34,725

Denominator:
Weighted average common shares outstanding	65,295	64,719	65,152	64,593
Weighted average effect of Sotheby’s dilutive potential common shares	N/A	N/A	N/A	1,094

Denominator for calculation of diluted (loss) earnings per share	65,295	64,719	65,152	65,687

Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.89)	$(0.73)	$(1.23)	$0.53

          The following table summarizes the impact of adopting FSP EITF 03-6-1, now codified under ASC 260 (Earnings Per Share), on basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

Year Ended December 31	2008	2007	2006

Basic earnings per share - Sotheby’s common shareholders:
As reported	$0.44	$3.34	$1.77

As computed under the two-class method	$0.39	$3.22	$1.71

Diluted earnings per share- Sotheby’s common shareholders:
As reported	$0.43	$3.25	$1.72

As computed under the two-class method	$0.39	$3.22	$1.71

4. Segment Reporting

          Sotheby’s operations are organized under three reportable segments—Auction, Finance and Dealer. In the first quarter of 2009, management changed the methodology by which it allocates the intercompany cost of borrowing charged by the Auction segment to the Finance segment. For three and nine months ended September 30, 2009 Finance segment results reflect a higher level of profitability when compared to the same periods in the prior year, primarily as a result of this change in methodology, as well as lower costs incurred to fund the loan portfolio as a result of lower interest rates.

          The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three and nine months ended September 30, 2009 and 2008:

Three months ended September 30, 2009	Auction	Finance	Dealer	All Other	Reconciling items*	Total

Revenues	$40,000	$3,117	$1,834	$852	$(877)	$44,926
Segment (loss) income before taxes	$(48,269)	$2,299	$(1,397)	$442	$(173)	$(47,098)

Three months ended September 30, 2008

Revenues	$62,289	$4,408	$8,396	$1,601	$(721)	$75,973
Segment (loss) income before taxes	$(58,286)	$944	$(8,690)	$594	$(3,287)	$(68,725)
Nine months ended September 30, 2009

Revenues	$236,985	$9,075	$19,635	$3,151	$(2,171)	$266,675
Segment (loss) income before taxes	$(78,036)	$6,085	$(8,361)	$1,542	$692	$(78,078)

Nine months ended September 30, 2008

Revenues	$460,620	$13,428	$49,872	$4,054	$(2,579)	$525,395
Segment income (loss) before taxes	$46,580	$3,370	$(12,121)	$915	$12,302	$51,046

*

The reconciling items related to Revenues represent charges between the Finance and Auction segments for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment Revenues and in Auction segment Direct Costs. The reconciling items related to segment (loss) income are explained in the table below, which presents (loss) income before taxes for Sotheby’s segments, as well as a reconciliation of segment (loss) income before taxes to (Loss) Income Before Taxes reported in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(Thousands of dollars)
Reportable Segments:

Auction	$(48,269)	$(58,286)	$(78,036)	$46,580
Finance	2,299	944	6,085	3,370
Dealer	(1,397)	(8,690)	(8,361)	(12,121)
All Other	442	594	1,542	915

Segment (loss) income before taxes	(46,925)	(65,438)	(78,770)	38,744

Unallocated amounts and reconciling items:
Extinguishment of debt (see Note 10)	—	(2,477)	1,039	(2,477)
Equity in earnings of investees**	(173)	(810)	(347)	(3,606)
Antitrust related matters (see Note 13)	—	—	—	18,385

(Loss) income before taxes	$(47,098)	$(68,725)	$(78,078)	$51,046

**

Represents Sotheby’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in loss before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Statements of Operations.

          The table below presents assets for Sotheby’s reportable segments, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2009, December 31, 2008 and September 30, 2008:

	September 30, 2009	December 31, 2008	September 30, 2008

	(Thousands of dollars)
Reportable Segments:

Auction	$892,776	$1,257,266	$1,394,119
Finance	166,286	182,976	192,396
Dealer	100,584	119,320	138,501
All Other	257	153	126

Total segment assets	1,159,903	1,559,715	1,725,142

Unallocated amounts:
Deferred tax assets and income tax receivable	85,834	103,253	85,522

Consolidated Assets	$1,245,737	$1,662,968	$1,810,664

5. Receivables

          Accounts Receivable—In its role as auctioneer, Sotheby’s generally functions as an agent accepting property on consignment from its selling clients. Sotheby’s bills the buyer for property purchased, receives payment from the buyer and remits to the consignor the consignor’s portion of the buyer’s payment after deducting its commissions, expenses, applicable taxes and royalties. The amounts billed to buyers are recorded as Accounts Receivable in the Condensed Consolidated Balance Sheets.

          Under Sotheby’s standard payment terms, payments from purchasers are due no more than 30 days from the sale date and consignor payments are made 35 days from the sale date. However, for specific collecting categories, extended payment terms are provided to buyers who are well-known to Sotheby’s in order to support and market a sale. Such terms typically extend the payment due date from 30 days to a date that is no greater than one year from the sale date. When providing extended payment terms, Sotheby’s attempts to match the timing of receipt from the buyer with payment to the consignor, but is not always successful in doing so.

          Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for items that have not been paid for by purchasers. If a purchaser defaults on payment, Sotheby’s has the right to cancel the sale and return the property to the owner, re-offer the property at a future auction or negotiate a private sale. However, at times, Sotheby’s pays the consignor before payment is received from the buyer and/or allows the buyer to take possession of the property before payment is made. In these situations, Sotheby’s is liable to the consignor for the net sale proceeds whether or not the buyer makes payment. As of September 30, 2009, net Accounts Receivable of $210.1 million includes $21 million related to transactions when Sotheby’s has allowed the buyer to take possession of the property before payment is made. Included in this amount is net Accounts Receivable of $18.8 million related to situations when Sotheby’s has paid the consignor before payment is received from the buyer in addition to allowing the buyer to take possession of the property.

          As of September 30, 2009, $39.7 million, or 18.9%, of the net accounts receivable balance was due from one purchaser. Sotheby’s has possession of the property underlying this receivable balance, but has paid the consignor for the property, as the property was sold under an auction guarantee.

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

          The target loan-to-value ratio (principal loan amount divided by the low auction estimate of the collateral) for Finance segment secured loans is 50% or lower. However, certain Finance segment loans are made at initial loan-to-value ratios higher than 50%. In addition, as a result of Sotheby’s normal periodic revaluation of loan collateral, the loan-to-value ratio of certain loans may increase above the 50% target loan-to-value ratio due to decreases in the low auction estimates of the collateral. As of September 30, 2009, Finance segment loans with loan-to-value ratios above 50% totaled $58.9 million and represented 36% of net Notes Receivable and Consignor Advances. The collateral related to such loans has a low auction estimate of approximately $83.3 million.

          As of September 30, 2009, one consignor advance of $25 million comprised approximately 15% of the net Notes Receivable and Consignor Advances balance.

          As of September 30, 2009, two term loans of $20.3 million and $19.3 million comprised approximately 12% and 12%, respectively, of the net Notes Receivable and Consignor Advances balance.

          As of September 30, 2009, December 31, 2008 and September 30, 2008, Notes Receivable and Consignor Advances consisted of the following:

	September 30, 2009	December 31, 2008	September 30, 2008

	(Thousands of dollars)
Current:
Consignor advances	$55,222	$34,884	$131,545
Term loans	16,664	118,553	120,720
Allowance for credit losses	(1,071)	(1,213)	(1,081)

Sub-total	70,815	152,224	251,184

Non-Current:
Consignor advances	27,536	698	719
Term loans	66,653	23,970	42,092

Sub-total	94,189	24,668	42,811

Notes receivable and consignor advances (net)	$165,004	$176,892	$293,995

          The weighted average interest rates charged on Notes Receivable and Consignor Advances were 5.4% and 5.9% for the three months ended September 30, 2009 and 2008, respectively, and 4.9% and 7.5% for the nine months ended September 30, 2009 and 2008, respectively.

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

          The York Property Mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to pre-pay the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in February 2009, Sotheby’s recorded the York Property Mortgage at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. Sotheby’s paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to interest expense over the remaining expected term of the loan. The September 30, 2009 carrying value of the York Property Mortgage approximates its fair value. (See Note 10.)

          As a result of the closing of the transaction on February 6, 2009, the existing capital lease obligation of $167 million, which had an effective interest rate of 10.4%, and the related $122 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 were derecognized and the net effect was deducted from the initial carrying value of the York Property. Accordingly, the land and building acquired in conjunction with the purchase of the York Property was recorded at an initial carrying value of approximately $292.3 million, computed as follows (in thousands of dollars):

Fair value of York Property Mortgage	$212,130
Cash payments (including direct transaction costs)	137,480
Fair value of consignment terms	3,750
Derecognition of net capital lease obligation	(45,171)
Derecognition of deferred gain	(15,894)

Initial carrying value of York Property	$292,295

          The York Property and its related mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby’s that maintains its own books and records and whose results are ultimately consolidated into Sotheby’s financial statements. The assets of 1334 York, LLC are not available to satisfy the debts and obligations of its affiliates or any other entity.

7. Goodwill

          Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level on an annual basis (as of October 31st) and whenever events or circumstances indicate impairment may exist. An impairment loss is recognized for any amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. Fair values are estimated by management using a discounted cash flow methodology.

          For the nine months ended September 30, 2009 and 2008, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

	Auction	Dealer	Total	Auction	Dealer	Total

Balance as of January 1	$14,202	$—	$14,202	$15,920	$12,160	$28,080
Goodwill acquired	—	—	—	710	—	710
Allocation of purchase price	—	—	—	(2,212)	—	(2,212)
Foreign currency exchange rate changes	422	—	422	(42)	(220)	(262)

Balance as of September 30	$14,624	$—	$14,624	$14,376	$11,940	$26,316

          The Dealer segment Goodwill as of September 30, 2008 was solely attributable to Noortman Master Paintings (“NMP”), which was acquired by Sotheby’s in June 2006. Based on the results of the October 31, 2008 annual impairment test for goodwill, Sotheby’s recognized an impairment loss of $11.1 million in the fourth quarter of 2008 in the Dealer segment, eliminating the remainder of NMP’s goodwill. This impairment loss was principally due to a reduction in management’s future cash flow estimates for NMP.

          In March 2007, Sotheby’s acquired an auction house in Paris, France for a purchase price of $1.7 million (net of $3 million in cash acquired) and, as a result, recognized Goodwill of approximately $0.7 million in the first quarter of 2008 upon the completion of the valuation of assets acquired and liabilities assumed. (See Note 8 for information on the intangible asset acquired as part of this acquisition.)

8. Intangible Assets

          As of September 30, 2009, December 31, 2008 and September 30, 2008, Intangible Assets consisted of the following (in thousands of dollars):

	September 30, 2009	December 31, 2008	September 30, 2008

Indefinite lived intangible assets:
Trade Name and other	$324	$324	$2,551
Amortizable intangible assets:
Customer Relationships	6,867	6,559	6,598
Accumulated amortization	(4,948)	(3,412)	(2,816)

Sub-total	1,919	3,147	3,782

Total	$2,243	$3,471	$6,333

          Sotheby’s has intangible assets as a result of the acquisitions of Noortman Master Paintings in June 2006 and an auction house in Paris, France in March 2007.

          Based on the results of the October 31, 2008 annual impairment test for indefinite lived intangible assets, management determined that the NMP trade name was impaired and recorded an impairment loss of $2.1 million in the fourth quarter of 2008. This impairment loss was principally due to a reduction in management’s future cash flow estimates for NMP.

          For the three months ended September 30, 2009 and 2008, amortization expense related to Intangible Assets was approximately $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2009 and 2008, amortization expense related to Intangible Assets was approximately $1.3 million and $1.8 million, respectively. Estimated amortization expense for the remaining useful lives of the customer relationships are as follows (in thousands of dollars):

October-December 2009	$453
2010	962
2011	356
2012	148

Total	$1,919

          The estimated weighted average remaining useful life of Sotheby’s customer relationships is approximately 1.7 years.

9. Restructuring Plans and Related Charges

          For the three and nine months ended September 30, 2009, Sotheby’s incurred net Restructuring Charges of $0.5 million and $11 million, respectively, related to the restructuring plans described below.

          2008 Restructuring Plan—Due to the downturn in the global economy and international art market that began in September 2008, on December 1, 2008 and February 26, 2009, Sotheby’s Board of Directors approved restructuring plans impacting the Auction segment in North America, the United Kingdom (the “U.K.”) and Continental Europe, as well as certain corporate departments. These restructuring plans (collectively, the “2008 Restructuring Plan”) are the result of a strategic review of Sotheby’s operations conducted by management between November 2008 and February 2009. The 2008 Restructuring Plan contemplates a 15% decrease in global headcount, a reduction in Sotheby’s selling activities and leased premises in Amsterdam and the vacating of other premises principally in the U.K. in connection with a reorganization of Sotheby’s European operations.

          For the three and nine months ended September 30, 2009, net Restructuring Charges incurred as a result of the 2008 Restructuring Plan totaled $0.2 million and $7.3 million, respectively, and consisted of the following (in thousands of dollars):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Severance and employee termination benefits	$285	$5,815
Facility related costs	(113)	1,122
Other costs	48	320

Total	$220	$7,257

          The $1.1 million in facility related costs included in net Restructuring Charges for the nine months ended September 30, 2009 represents the future rental costs related to a leased facility in the U.K. that will continue to be incurred subsequent to the June 30, 2009 cease use date and through the lease termination date in December 2009.

          From the fourth quarter of 2008 through September 30, 2009, life-to-date net Restructuring Charges related to the 2008 Restructuring Plan totaled $11.6 million, consisting of $10.2 million in severance and employee termination benefits, $1.1 million in facility related costs and $0.3 million in other restructuring related costs.

          As of September 30, 2009, the liability related to the 2008 Restructuring Plan was $1.8 million and is recorded within Accounts Payable and Accrued Liabilities in Sotheby’s Condensed Consolidated Balance Sheet. Almost this entire amount is expected to be paid by December 31, 2009. Amounts charged to the restructuring liability related to the 2008 Restructuring Plan and any related payments through September 30, 2009 were as follows (in thousands of dollars):

	Severance and Employee Termination Benefits	Facilty Related Costs	Other Costs	Total

Liability at December 31, 2008	$4,312	$—	$—	$4,312
2009 charges	5,979	1,252	320	7,551
Cash payments	(8,838)	(1,102)	(250)	(10,190)
Adjustments to liability	(164)	(130)	—	(294)
Foreign currency exchange rate changes	379	72	6	457

Liability at September 30, 2009	$1,668	$92	$76	$1,836

          2009 Restructuring Plan—In March and April 2009, in response to the continued downturn in the global economy and the international art market, management conducted a further strategic review of its operations, and on April 27, 2009, the Executive Committee of Sotheby’s Board of Directors approved another restructuring plan (the “2009 Restructuring Plan”) impacting all areas of Sotheby’s global operations with the goal of additional significant cost reductions to be achieved through a further 5% decrease in global headcount. As a result of the adoption of the 2009 Restructuring Plan, Sotheby’s recorded net Restructuring Charges of $0.3 million and $3.8 million for severance and employee termination benefits during the three and nine months ended September 30, 2009, respectively.

          As of September 30, 2009, the liability related to the 2009 Restructuring Plan was $1.3 million and is recorded within Accounts Payable and Accrued Liabilities in Sotheby’s Condensed Consolidated Balance Sheet. Almost this entire amount is expected to be paid by December 31, 2009. Amounts charged to the restructuring liability related to the 2009 Restructuring Plan and any related payments through September 30, 2009 were as follows (in thousands of dollars):

	Severance and Employee Termination Benefits	Other Costs	Total

2009 charges	$3,664	$3	$3,667
Cash payments	(2,445)	(3)	(2,448)
Adjustments to liability	88	—	88
Foreign currency exchange rate changes	40	—	40

Liability at September 30, 2009	$1,347	$—	$1,347

10. Debt

          Revolving Credit Facility—On August 31, 2009, Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”), as Agent, GE Capital Markets, Inc. and HSBC Bank PLC, as Joint Lead Arrangers and Joint Bookrunners, and the lenders named therein (collectively, the “Lenders”).

          The Credit Agreement has a maturity date of August 31, 2012 and provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $50 million for U.K. based borrowings. The borrowings available under the Credit Agreement are limited by a borrowing base, which is summarized in the following paragraph. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. As of September 30, 2009, there were no outstanding borrowings under the Revolving Credit Facility, and the borrowing availability was approximately $140 million, as calculated under the borrowing base. In addition, Sotheby’s did not have any letters of credit outstanding as of September 30, 2009.

          Borrowings under the Revolving Credit Facility are limited by a borrowing base, which is equal to 85% of Eligible Art Loans (as defined in the Credit Agreement), plus 30% of Eligible Art Inventory (as defined in the Credit Agreement), plus 15% of Consolidated Net Tangible Assets (as defined in the Credit Agreement), subject to certain reserves.

          Borrowings under the Revolving Credit Facility are available in either Dollars (to Borrowers located in the U.S. (“U.S. Borrowers”)) or Pounds Sterling (to Borrowers located in England (“U.K. Borrowers”)). The U.S. Borrowers and, subject to certain limitations, the U.K. Borrowers, are jointly and severally liable for all obligations under the Credit Agreement. In addition, certain subsidiaries of the Borrowers guaranty the obligations of the Borrowers under the Credit Agreement. The obligations under the Credit Agreement are secured by liens on all or substantially all of the personal property of the Borrowers and the guarantors.

          Borrowings are, at the Borrowers’ option, either Dollar Index Rate Loans (for U.S. Borrowers only) or LIBOR Loans. Dollar Index Rate Loans bear interest from the applicable borrowing date at a rate per annum equal to (a) the highest of (i) the “Prime Rate” as quoted in The Wall Street Journal, (ii) the Federal Funds Rate plus 3%, or (iii) the LIBOR Rate based upon the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page plus 1.0%, plus (b) the Applicable Margin, as defined in the Credit Agreement and which is generally 3.0% to 3.5% based upon the level of outstanding borrowings under the Revolving Credit Facility. The LIBOR Rate for Dollars or Sterling, as the case may be, for an interest period is equal to (x) the highest of (i) the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page, (ii) if the interest period is less than three months, the offered rate for deposits in such currency on the Reuters Screen for an Interest Period of three months, and (iii) 2%, plus (y) the Applicable Margin, as defined in the Credit Agreement, and which is generally 4.0% to 4.5% based upon the level of outstanding borrowings under the Revolving Credit Facility.

          The Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees, limitations on the use of proceeds from the credit extensions, limitations on the ability to merge, liquidate, consolidate, dispose of assets or capital stock, and limitations on material changes to the nature of the business. The Credit Agreement also restricts quarterly dividend payments to the lesser of $0.05 per share or $4 million. The maximum level of quarterly dividend payments may be increased depending on the Fixed Charge Coverage Ratio covenant, as defined in the Credit Agreement. Management believes that Sotheby’s is in compliance with the current covenants and terms under the Credit Agreement.

          The Credit Agreement also contains the following financial covenants, which are only applicable during certain compliance periods (as defined in the Credit Agreement):

•

A minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which requires Sotheby’s to maintain sufficient level of specifically defined cash flows to cover certain debt and equity related cash requirements.

•	A minimum EBITDA (as defined in the Credit Agreement), which requires Sotheby’s to maintain certain minimum levels of specifically defined operating cash flows.

          As applicable during certain compliance periods (as defined in the Credit Agreement), the financial covenants discussed above will first be effective for the twelve month period ending December 31, 2009 and therefore are not applicable to Sotheby’s as of September 30, 2009.

          Sotheby’s incurred total fees related to the Credit Agreement of approximately $7.5 million, which are being amortized on a straight-line basis to interest expense over the three-year term of the facility. Additionally, commitment fees of 1.00% per annum are being charged to Sotheby’s for undrawn amounts committed under the Revolving Credit Facility.

          In connection with entry into the Credit Agreement, on August 31, 2009, Sotheby’s terminated its senior secured revolving credit facility with Bank of America, N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement had a maturity date of September 7, 2010 and provided for borrowings of up to $150 million, subject to a borrowing base. As a result of this termination, Sotheby’s recorded a non-cash $2.5 million charge in the third quarter of 2009 to write-off the remaining balance of arrangement and amendment fees related to the BofA Credit Agreement. Additionally, as a result of amendments to the BofA Credit Agreement made in the first half of 2009, Sotheby’s recorded a non-cash $1.3 million charge in the second quarter of 2009 to partially write-off previous arrangement and amendment fees related to the BofA Credit Agreement.

          Long-Term Debt—As of September 30, 2009, December 31, 2008 and September 30, 2008, long-term debt consisted of the following:

	September 30, 2009	December 31, 2008	September 30, 2008

	(Thousands of dollars)
York Property Mortgage, net of unamortized discount of $20,494	$214,506	$—	$—
7.75% Senior Notes, net of unamortized discount of $1,554, $1,626 and $1,917	126,696	129,267	148,067
Convertible Notes, net of unamortized discount of $29,749, $34,794 and $36,411	170,251	165,206	163,589

Total	$511,453	$294,473	$311,656

          See Note 6 for further information related to the York Property Mortgage. See the captioned sections below for information related to the Convertible Notes and the Senior Notes.

          Convertible Notes—On June 17, 2008, Sotheby’s issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Sotheby’s may not redeem the Convertible Notes prior to their stated maturity date. As of September 30, 2009, the Convertible Notes had a fair value of approximately $176.3 million based on a broker quoted price.

          In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which is now codified under ASC 470-20 (Debt with Conversion and Other Options). FSP APB 14-1 applies to convertible debt instruments that may be settled entirely or partially in cash (or other assets) upon conversion, unless the embedded conversion option is required to be separately accounted for as a derivative under ASC 815 (Derivatives and Hedging). FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification under GAAP and represents the original issue discount for the purposes of accounting for the liability component of the convertible debt instrument. FSP APB 14-1 was effective on January 1, 2009, with retrospective application required.

          Sotheby’s Convertible Notes are within the scope of FSP APB 14-1. Due to the retrospective application requirement of FSP APB 14-1, Interest Expense for the three and nine months ended September 30, 2008 presented in this Form 10-Q has been increased by $1.5 million and $1.8 million, respectively, to reflect Sotheby’s nonconvertible debt borrowing rate. Additionally, the December 31, 2008 and September 30, 2008 balances of the Convertible Notes reported within Long-Term Debt have been adjusted to reflect the impact of FSP APB 14-1 as if it was effective on June 17, 2008, the day on which the Convertible Notes were issued. In conjunction with the adoption of FSP APB 14-1, Sotheby’s estimated that the equity and liability components of the Convertible Notes had initial fair values of $38.2 million and $161.8 million, respectively. As a result of the recording of the liability and equity components at their fair values pursuant to FSP APB 14-1, the Convertible Notes have an effective interest rate of 7.75%. See Note 1 for more detailed information on the retrospective application of FSP APB 14-1.

          The remaining discount on the Convertible Notes as of September 30, 2009 is being amortized over the next 44 ½ months using the effective interest rate method.

          As of September 30, 2009, Sotheby’s evaluated the embedded conversion option in the Convertible Notes and concluded that it should not be accounted for separately because the conversion option is indexed to Sotheby’s Common Stock and is classified as shareholders’ equity. Accordingly, the embedded conversion option in the Convertible Notes has not been remeasured and remains recorded as a component of Additional Paid-in Capital.

          For the three and nine months ended September 30, 2009 and 2008, interest expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Contractual coupon interest expense	$1,562	$1,562	$4,687	$1,805
Discount amortization	1,714	1,587	5,044	1,831

Total	$3,276	$3,149	$9,731	$3,636

          Senior Notes—On June 17, 2008, Sotheby’s issued $150 million aggregate principal amount of 7.75% Senior Notes (the “Senior Notes”), due June 15, 2015. The net proceeds from the issuance of the Senior Notes were approximately $145.9 million, after deducting the initial purchasers’ discounts and fees. The Senior Notes were issued at a discount and have an effective interest rate of 8%. Interest on the Senior Notes is payable semi-annually in cash on June 15 and December 15 of each year. As of September 30, 2009, the Senior Notes had a fair value of approximately $111.6 million based on a broker quoted price.

          On December 23, 2008, Sotheby’s repurchased an aggregate principal amount of $19 million of its Senior Notes for a purchase price of $10.5 million (representing 56% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $7.8 million, net of fees, which was recognized in 2008 and reported as Extinguishment of Debt in the Condensed Consolidated Statements of Operations.

          On January 27, 2009, Sotheby’s repurchased an additional $2.8 million of its Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $1 million, net of fees, which was recognized in the first quarter of 2009 and reported as Extinguishment of Debt in the Condensed Consolidated Statements of Operations.

          Future Principal and Interest Payments—As of September 30, 2009, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

October 2009 to September 2010	$29,699
October 2010 to September 2011	32,193
October 2011 to September 2012	32,194
October 2012 to September 2013	231,937
October 2013 to September 2014	25,944
Thereafter	369,300

Total future principal and interest payments	$721,267

          Interest Expense—For the three and nine months ended September 30, 2009 and 2008, interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(Thousands of dollars)
Senior secured credit facility:
Interest expense on outstanding borrowings	$—	$—	$—	$510
Amortization of amendment and arrangement fees	778	184	1,695	552
Commitment fees	398	242	1,175	599

Sub-total	1,176	426	2,870	1,661

York Property capital lease obligation	—	4,367	1,657	13,136
York Property Mortgage	4,295	—	11,123	—
6.98% Notes (redeemed July 18, 2008)	—	279	—	3,767
Senior Notes	2,534	2,960	7,618	3,420
Convertible Notes	3,276	3,149	9,731	3,636
Other interest expense *	320	643	1,187	1,700

Total interest expense	$11,601	$11,824	$34,186	$27,320

*

For the three and nine months ended September 30, 2009, other interest expense primarily consists of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes. For the three and nine months ended September 30, 2008, other interest expense principally relates to the amortization of the discount on a note payable related to the acquisition of NMP in June 2006, as well as the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.

11. Deferred Compensation Plan

          Through December 31, 2006, Sotheby’s had an unfunded deferred compensation plan, the Sotheby’s, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”). The 2005 BEP was available to certain officers of Sotheby’s for whom contributions to its U.S. qualified defined contribution retirement plan were limited by Internal Revenue Service regulations. On December 7, 2006, the Sotheby’s Deferred Compensation Plan (the “DCP”) was adopted, effective January 1, 2007. The DCP replaced the 2005 BEP and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan. The DCP provides participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Employee deferrals and Sotheby’s contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of Sotheby’s and certain other situations. DCP liabilities are financed through the trust using company-owned variable life insurance, as well as other investments in mutual funds.

          As of September 30, 2009, December 31, 2008 and September 30, 2008, the DCP liability was $33.8 million, $31.5 million and $33.9 million, respectively, and the assets held in the rabbi trust consisted of the following:

	September 30, 2009	December 31, 2008	September 30, 2008

	(Thousands of dollars)
Company-owned variable life insurance *	$31,777	$18,820	$17,830
Mutual fund investments **	4,858	14,371	18,708

Total	$36,635	$33,191	$36,538

*

The company-owned variable life insurance is reflected at cash surrender value in the Condensed Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability (see Note 20).

**

The mutual fund investments are classified as trading securities and reflected at fair value in the Condensed Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability (see Note 20).

          Changes in the fair value of the DCP liability, which result from gains and losses in deemed participant investments, are recognized currently in earnings within Salaries and Related Costs. Gains in deemed participant accounts increase the DCP liability, as well as Salaries and Related Costs. Losses in deemed participant accounts decrease the DCP liability, as well as Salaries and Related Costs. For the three months ended September 30, 2009 and 2008, net gains (losses) in deemed participant investments totaled $2.6 million and ($2.4) million, respectively. For the nine months ended September 30, 2009 and 2008, net gains (losses) in deemed participant investments totaled $3.7 million and ($3.2) million, respectively.

          Gains and losses resulting from changes in the fair value of the mutual fund investments and the cash surrender value of the company-owned variable life insurance are recognized currently in earnings below Operating Income (Loss) within Other Income (Expense). For the three months ended September 30, 2009 and 2008, net gains (losses) related to the mutual fund investments and company-owned variable life insurance were $2.3 million and ($2.6) million, respectively. For the nine months ended September 30, 2009 and 2008, net gains (losses) related to the mutual fund investments and company-owned variable life insurance were $2.8 million and ($1.8) million, respectively. The net loss for the nine months ended September 30, 2008 includes the impact of a $1.8 million life insurance benefit recognized as the result of the death of a DCP participant.

12. U.K. Defined Benefit Pension Plan

          Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees. Effective April 1, 2004, the U.K. defined benefit pension plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K.

          In February 2008, Sotheby’s agreed with the trustees of the U.K. defined benefit pension plan to cease advance funding of future discretionary benefit increases to retirees. On an annual basis, Sotheby’s, in consultation with the trustees, now determines an appropriate level of funding of such discretionary benefit increases for a particular year based on specific objective criteria related to the financial status of Sotheby’s and the U.K defined benefit pension plan. As a result of this change, an updated actuarial valuation was prepared as of February 29, 2008 reflecting a new assumption for the funding of discretionary benefit increases to retirees. In addition, a number of the other actuarial assumptions were updated in the February 29, 2008 actuarial valuation to reflect then current market conditions.

          For the three months and nine months ended September 30, 2009 and 2008, the components of net pension benefit related to the U.K. defined benefit pension plan were:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(Thousands of dollars)
Service cost	$1,010	$1,155	$2,845	$3,795
Interest cost	3,236	3,770	9,117	11,972
Expected return on plan assets	(4,953)	(6,184)	(13,953)	(18,806)
Amortization of actuarial loss	—	—	—	78
Amortization of prior service cost	3	2	9	9
Special termination benefits*	—	—	173	—

Net pension benefit	$(704)	$(1,257)	$(1,809)	$(2,952)

*

Special termination benefits represent pension benefits owed to certain participants in the U.K. defined benefit pension plan who were impacted by the 2009 Restructuring Plan (see Note 9). The cost of such benefits is reflected in the Condensed Consolidated Statements of Operations within Restructuring Charges (net).

          For the year ending December 31, 2009, prior service cost of approximately $9 thousand, net of taxes, is expected to be recognized as a component of the net pension benefit for the year. Accordingly, Accumulated Other Comprehensive (Loss) Income will be reduced by this amount.

          In 2009, Sotheby’s expects to contribute approximately $3.7 million to the defined benefit pension plan, of which $2.6 million has been contributed as of September 30, 2009.

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

          In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, Sotheby’s and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which Sotheby’s was responsible for funding the redemption of $62.5 million. The court determined that the $62.5 million face value had a fair value of not less than $50 million, which is the amount of expense that was recognized by Sotheby’s as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period between the date of issuance and May 15, 2007, the date after which any unused Discount Certificates were redeemable for cash.

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

          The Discount Certificates expired on May 14, 2008 and thereafter could no longer be redeemed. As a result of the expiration of the Discount Certificates, Sotheby’s reversed the remaining related liability and recognized a benefit of $18.4 million in the Condensed Consolidated Statement of Operations in the second quarter of 2008.

14. Commitments and Contingencies

          Employment Arrangements—As of September 30, 2009, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between March 2011 and February 2012. Such arrangements provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which are payable only if specified Sotheby’s and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation programs and equity grants, was approximately $12.2 million as of September 30, 2009.

          Lending Commitments— Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $3 million on September 30, 2009, of which $1 million is committed to an employee of Sotheby’s.

          Legal Actions—Sotheby’s is involved from time to time in claims, proceedings and litigation, including the matters described below.

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and that they will not have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows. This counterclaim is being vigorously defended.

          Italian Antitrust Matter—In October 2008, the Italian Antitrust Authority commenced an investigation of Italian auction houses and an Italian auction house trade association seeking evidence of practices that reduce competition, particularly in respect of the sale of modest value works of art. Sotheby’s subsidiary, Sotheby’s Italia S.r.l., fully cooperated with the investigation and has been advised by the Italian Antitrust Authority that the investigation has been completed and did not result in any findings of anticompetitive practices.

          Sotheby’s becomes involved in various other claims and lawsuits incidental to the ordinary course of its business. While it is not possible to predict the outcome of litigation, management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.

          Noortman Master Paintings—On June 7, 2006, Sotheby’s entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby’s acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby’s paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Common Stock. If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to Sotheby’s.

          In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s Common Stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance and service criteria specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Common Stock on the New York Stock Exchange of $16.46 per share on October 27, 2009, the Additional Consideration had a fair value of approximately $8 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement among the parties to the Purchase Agreement and LaSalle Bank N.A., dated June 7, 2006.

          Other contingencies—Sotheby’s had guaranteed to a consignor the collection of approximately $9.3 million in sales proceeds related to property sold at auction in June 2009. Sotheby’s has collected the entire amount due from the purchasers and, as a result, this guarantee of collection is no longer outstanding.

          (See Notes 10 and 19 for other commitments. See Notes 15 and 19 for other contingencies.)

15. Auction Guarantees

          From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. If the property does not sell, the amount of the guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. The sale proceeds ultimately realized by Sotheby’s may exceed the amount of any losses previously recognized on the auction guarantee or could be less than the initial carrying value of the property.

          Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain other situations, Sotheby’s reduces its financial exposure under auction guarantees through risk and reward sharing arrangements with partners. The counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to credit-related losses in the event of nonperformance by these counterparties.

          As of September 30, 2009, Sotheby’s had outstanding auction guarantees of $5.3 million, the property relating to which had pre-sale low and high estimates (1) of $5 million and $7 million, respectively. As a result of risk and reward sharing arrangements, Sotheby’s financial exposure under its outstanding auction guarantees was reduced by $5 million.

          As of September 30, 2009, the carrying amount of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $14 thousand.

(1)	Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

16. Comprehensive (Loss) Income

          Sotheby’s comprehensive (loss) income includes the net (loss) income for the period, as well as other comprehensive (loss) income, which consists of the change in the foreign currency translation adjustment account and credits related to the amortization of prior service cost and actuarial gains from Sotheby’s U.K. defined benefit pension plan (net of taxes) during the period. For the three months and nine months ended September 30, 2009 and 2008, comprehensive (loss) income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(Thousands of dollars)
Net (loss) income	$(57,798)	$(47,046)	$(80,109)	$35,759
Foreign currency exchange rate gains (losses)	2,349	(44,804)	17,845	(27,806)
Actuarial gains related to the U.K. defined benefit pension plan, net of taxes of $15,170	—	—	—	38,920
Amortization of prior service cost and actuarial losses related to the U.K. defined benefit pension plan, net of taxes	3	2	8	64

Comprehensive (loss) income	$(55,446)	$(91,848)	$(62,256)	$46,937

17. Share-Based Payments, Dividends and Shareholders’ Equity

          Stock Compensation Expense —Sotheby’s records stock compensation expense related to restricted stock, restricted stock units and stock options. Stock compensation expense for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(Thousands of dollars)
Pre-Tax	$4,418	$7,954	$16,484	$24,709
After-Tax	$3,153	$5,664	$11,225	$15,799

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”) are exercisable into authorized but unissued shares of Common Stock. Stock options generally expire ten years after the date of grant and generally vest and become exercisable ratably after each of the first, second, third, fourth and fifth years following the date of grant. Stock options vest immediately upon a change in control of Sotheby’s (as defined in the plan document for the Stock Option Plan, as amended). The fair value of stock option grants, if any, is estimated using a Black-Scholes option valuation model, which utilizes assumptions for:

•

Expected life: The expected life, which is the length of time the stock option grant is expected to be outstanding, is estimated using historical exercise behavior taking into consideration the vesting period for each grant.

•	Risk-free rate of return: The risk-free rate of return is based on the available yield for U.S. Treasury securities with a maturity that approximates the expected life of the stock option grant.

•	Expected volatility: The expected volatility is based on historic stock price volatility for a period approximately equal to the expected life of the stock option grant.

•	Dividend yield: Dividend yield is the expected rate of dividends to be paid throughout the expected life of the stock option grant.

          As of September 30, 2009, 0.5 million shares of Common Stock were available for the issuance of new stock option grants under the Stock Option Plan. No stock options were granted in 2008 or through the first nine months of 2009.

          The table below provides statistics for Sotheby’s outstanding stock options as of September 30, 2009 (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value

Outstanding at January 1, 2009	942	$16.79
Canceled	(4)	$37.94
Exercised	(30)	$8.65

Outstanding and exercisable at September 30, 2009	908	$16.96	2.2	$1,229

          For the nine months ended September 30, 2009 and 2008, the total intrinsic value of stock options exercised was approximately $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2009 and 2008, the amount of cash received from the exercise of stock options was approximately $0.3 million and the related tax benefit was $0.1 million.

          Restricted Stock and Restricted Stock Units—In February 2003, the Compensation Committee of Sotheby’s Board of Directors (the “Compensation Committee”) approved the adoption of the Restricted Stock Plan, effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended on November 7, 2005 to conform the plan to Sotheby’s capital structure following a recapitalization transaction that was completed on September 7, 2005. The Restricted Stock Plan was further amended, effective February 1, 2009, to become the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”), whereby awards granted under the Restricted Stock Unit Plan may be in the form of Restricted Stock Units (“RSU’s”), rather than unvested shares of common stock (“Restricted Stock”). The award of RSU’s in lieu of Restricted Stock shares offers certain tax advantages and flexibility to recipients.

          In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential contributions to Sotheby’s success, and such other factors as the Compensation Committee in its discretion deems relevant.

          Restricted Stock shares and RSU’s granted pursuant to the Restricted Stock Unit Plan generally vest ratably after each of the first, second, third and fourth years following the date of grant; however, Restricted Stock shares issued in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) through 2008 vest ratably over a three-year period and shares issued pursuant to certain employment arrangements vest over three and five-year periods, subject to the achievement of certain company net income or share price targets. Prior to vesting, holders of Restricted Stock shares have voting rights and receive dividends, if any, while holders of RSU’s do not have voting rights and have the right to receive dividend equivalents. Dividends and dividend equivalents paid to holders of Restricted Stock shares and RSU’s are not forfeitable. Restricted Stock shares and RSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. As of September 30, 2009, 2.0 million shares remained available for future grants of Restricted Stock and RSU’s.

          The value of awards granted pursuant to the Restricted Stock Unit Plan is generally determined based on the closing price of Sotheby’s Common Stock on the business day immediately prior to the date of grant. Subsequent to the date of grant, stock compensation expense is amortized to Salaries and Related Costs over the corresponding graded vesting period.

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

          On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, Sotheby’s granted William F. Ruprecht, its President and Chief Executive Officer, a one time award of 300,000 shares of Restricted Stock that would only vest for Mr. Ruprecht at the end of the third and fifth years of his employment arrangement, and only if certain company net income or share price targets were achieved as of December 31, 2008 and/or December 31, 2010. The three-year net income target was achieved on December 31, 2008. Accordingly, 180,000 of these Restricted Stock shares vested on May 9, 2009. Management does not expect the remaining 120,000 Restricted Stock shares to vest and accordingly, dividends paid on these shares are recognized as stock compensation expense.

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

          In conjunction with employment arrangements entered into with certain senior executives in the third quarter of 2006, Sotheby’s granted 427,531 shares of Restricted Stock that would only vest at the end of the third and/or fifth years of their employment arrangements, and only if certain objective company net income or share price targets were achieved as of June 30, 2009 and/or June 30, 2011. Sotheby’s did not meet either the net income or share price target as of June 30, 2009. Accordingly, 256,519 of these Restricted Stock shares that were available to vest as of June 30, 2009 did not vest. Management does not expect any of the 427,531 shares of Restricted Stock for these awards to vest and accordingly, dividends paid on these shares are recognized as stock compensation expense.

          In February 2009, the Compensation Committee approved the issuance of the following Restricted Stock Unit awards, which vest ratably after each of the first, second, third and fourth years following the date of grant:

•	709,655 RSU’s with a fair value of $5.9 million related to Sotheby’s incentive compensation program.

•	192,407 RSU’s with a fair value of $1.6 million related to executive employment arrangements, including 168,878 RSU’s with a fair value of $1.4 million issued to Mr. Ruprecht, as discussed above.

•	86,208 RSU’s with a value of $0.7 million issued at the discretion of the Compensation Committee.

          For the nine months ended September 30, 2009, changes in the number of outstanding Restricted Stock shares and RSU’s were as follows (shares in thousands):

	Restricted Shares and RSU’s	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	2,537	$31.36
Granted	988	$8.28
Vested	(854)	$31.13
Canceled	(23)	$33.27

Outstanding at September 30, 2009	2,648	$22.80

          The total fair value of Restricted Stock shares that vested during the nine months ended September 30, 2009 and 2008 was $8.6 million and $21.1 million, respectively, based on the closing stock price on the dates the shares vested. For the nine months ended September 30, 2009, due to the vesting of Restricted Stock shares at values substantially lower than their grant date values, Sotheby’s recorded $5.2 million of tax deficiencies against excess tax benefits, which were previously recorded in Additional Paid-in Capital.

          As of September 30, 2009, unrecognized stock compensation expense related to the unvested portion of Sotheby’s stock-based compensation was $17.5 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years. Sotheby’s does not capitalize any compensation cost related to share-based compensation awards to employees.

          Dividends—The following table summarizes dividends per share and dividends declared and paid for the periods indicated (in thousands, except per share amounts):

Quarter Ended	Dividends Per Share	Dividends Declared and Paid

March 31, 2009	$0.15	$10,231
June 30, 2009	$0.05	$3,399
September 30, 2009	$0.05	$3,399

Total through September 30, 2009		$17,029

          On November 3, 2009, Sotheby’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million) to be paid on December 15, 2009 to shareholders of record as of December 1, 2009. The declaration and payment of future dividends to shareholders remains at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deem relevant.

18. Derivative Financial Instruments

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

          Exposures related to Sotheby’s foreign currency risks are centrally managed by its global treasury function. Sotheby’s outstanding forward exchange contracts and foreign currency option contracts, if any, are not designated as hedging instruments and are recorded in the Condensed Consolidated Balance Sheets at their fair values (see Note 20). Changes in the fair value of these derivative financial instruments are recognized in the Condensed Consolidated Statements of Operations within Other Income (Expense).

          As of September 30, 2009, Sotheby’s had a total of $85.7 million in notional value forward exchange contracts. Notional amounts do not quantify risk or represent assets or liabilities of Sotheby’s, but are used in the calculation of cash settlements under such contracts. Sotheby’s is exposed to credit-related losses in the event of nonperformance by the three counterparties to its forward exchange contracts, but Sotheby’s does not expect any counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of September 30, 2009, December 31, 2008 and September 30, 2008, Sotheby’s Condensed Consolidated Balance Sheets included liabilities of $0.2 million, $2.6 million and $2.6 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on those dates.

19. Uncertain Tax Positions

          As of September 30, 2009, Sotheby’s liability for unrecognized tax benefits was $45.3 million, representing an increase of $1.7 million when compared to December 31, 2008. As of September 30, 2008, Sotheby’s liability for unrecognized tax benefits was $23.1 million.

          As of September 30, 2009 and 2008, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $33.4 million and $19.3 million, respectively.

          During the three months ended September 30, 2009, Sotheby’s reversed approximately $3.2 million of its liability for unrecognized tax benefits due to the settlement of a federal tax audit. Sotheby’s believes it is reasonably possible that a decrease of approximately $7 million in the balance of the unrecognized tax benefit can occur within 12 months of the September 30, 2009 balance sheet date as a result of an expiring statute of limitations.

          Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions. Sotheby’s tax years are open for audit for federal purposes from 1998, for New York State from 2004, for New York City from 2002, and for California from 2002. Sotheby’s foreign subsidiaries file income tax returns in the countries in which they have operations. Years still open to examination by foreign tax authorities include Hong Kong for 1998 and from 2003, and the United Kingdom from 2005.

          Sotheby’s recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Sotheby’s liability for such interest and penalties increased by $0.4 million for the nine months ended September 30, 2009.

          Sotheby’s policy is to record interest expense related to sales, value added and other taxes as Interest Expense in the Condensed Consolidated Statements of Operations. Penalties related to such taxes are recorded as General and Administrative Expenses in the Condensed Consolidated Statements of Operations. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense (Benefit) in the Condensed Consolidated Statements of Operations.

20. Fair Value Measurements

          As of January 1, 2008, Sotheby’s adopted SFAS No. 157, “Fair Value Measurements,” which is now codified under ASC 820 (Fair Value Measurements and Disclosures), and requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value. Additionally, ASC 820 provides a single definition of fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value.

          In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which is now codified under ASC 820 (Fair Value Measurements and Disclosures), and further illustrates key considerations in determining the fair value of a financial asset in an inactive market. This standard became effective on October 10, 2008 and was applicable to all periods for which financial statements had not yet been issued. Management has adopted this standard and applied its guidance, as applicable.

          In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which is now codified under ASC 820 (Fair Value Measurements and Disclosures), and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. Sotheby’s adopted this standard in the second quarter of 2009. The adoption of this standard did not have an impact on Sotheby’s results or financial position.

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

          Certain of Sotheby’s financial assets and liabilities are reported at fair value. The table below provides fair value measurement information for such assets and liabilities as of September 30, 2009 (in thousands of dollars):

		Fair Value Measurements Using:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Trust assets related to the deferred compensation liability*	$34,466	$—	$34,466	$—

Liabilities:
Foreign currency forward exchange contracts	$150	$—	$150	$—

*

The trust assets related to the deferred compensation liability in the table above do not include the enhanced cash rider amount of insurance contracts within company-owned life insurance policies ($2.2 million as of September 30, 2009), as these contracts are not considered to be financial instruments for the purposes of this disclosure.

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

21. Recently Issued Accounting Standards

          In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post Retirement Benefit Plan Assets,” which is codified under ASC 715-20 (Compensation-Retirement Benefits-Defined Benefit Plans) and requires expanded disclosures about plan assets in employers’ defined benefit pension or other post-retirement plans regarding how investment decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets and concentrations of risk within plan assets. Although earlier application is permitted, these expanded disclosures are not required until Sotheby’s annual report for the year ending December 31, 2009. The new disclosure requirements do not apply to interim financial statements. Management is evaluating the impact of complying with these new disclosure requirements on Sotheby’s consolidated financial statements.

          In April 2009, the FASB issued FSP No. FAS 107 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified under ASC 825 (Financial Instruments) and requires publicly traded companies to disclose on an interim and annual basis the fair value and related carrying amounts of their financial instruments, as well as the methods and significant assumptions used to estimate fair value and any changes to such methods and assumptions. Sotheby’s adopted these new disclosure requirements as of June 30, 2009, as applicable. See Note 10.

          In April 2009, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 111. SAB No. 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB No. 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. Sotheby’s adopted SAB No. 111 in the second quarter of 2009. The adoption of SAB No. 111 has not had an impact on Sotheby’s results or financial position in 2009.

          In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which is now codified under ASC 805 (Business Combinations). This standard amends and clarifies previous accounting principles regarding business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard has not impacted Sotheby’s results of operations or financial condition in 2009 as there have been no business combinations on or after its effective date.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is now codified under ASC 855 (Subsequent Events). This standard establishes the general principles of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. Sotheby’s adopted this standard, effective for the period ended June 30, 2009. The adoption of this standard has not impacted Sotheby’s results of operations or financial position in 2009. Sotheby’s management has conducted its evaluation of subsequent events through November 5, 2009, which is the date on which the Condensed Consolidated Financial Statements contained within this filing were issued. See Notes 14 and 17 for subsequent events impacting Sotheby’s.

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140.” This pronouncement has not yet been incorporated into the Codification. This standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009.

Sotheby’s will adopt this standard as of January 1, 2010. Management is evaluating the potential impact this standard may have on Sotheby’s consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This pronouncement has not yet been incorporated into the Codification. This standard changes how companies determine whether an entity that is insufficiently capitalized or is controlled through voting (or similar rights) should be consolidated. This standard will become effective for Sotheby’s on January 1, 2010. Management is evaluating the impact of adopting this standard on Sotheby’s consolidated financial statements.

          In June 2009, the SEC Staff issued SAB No. 112. SAB No. 112 amends or rescinds portions of the SEC Staff’s interpretive guidance included in the SAB Series in order to make the relevant interpretive guidance consistent with ASC 805 (Business Combinations). Sotheby’s adopted this standard in the second quarter of 2009. The adoption of SAB No. 112 has not impacted Sotheby’s results of operations or financial position in 2009.

          In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value.” ASU No. 2009-05 amends principles regarding the fair value measurement of liabilities and requires the use of either quoted prices of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or other valuation techniques such as an income present value approach or a market current replacement approach. Sotheby’s will adopt ASU No. 2009-05 upon its effective date in the fourth quarter of 2009. Management is evaluating the potential impact it may have on Sotheby’s consolidated financial statements.

          In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740), Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.” ASU No. 2009-06 provides implementation guidance regarding: (1) income taxes attributable to owners; (2) the determination of the taxable status of an entity, including its status as a pass-through or tax-exempt entity and (3) the evaluation of the tax positions of all entities within a related group regardless of the tax status of the reporting entity. In addition, ASU No. 2009-06 eliminates the tabular reconciliation disclosure requirement for the total amount of unrecognized tax benefits for the periods presented. ASU No. 2009-06 applies to entities that are currently applying the standards for accounting for uncertainties in income taxes and is effective for interim and annual financial statements for periods ending after September 15, 2009. Sotheby’s adopted ASU No. 2009-06 in the third quarter of 2009. The adoption of ASU No. 2009-06 did not have an impact on Sotheby’s results of operations or financial position for the period ended September 30, 2009. See Note 19.

          In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2009-12 amends principles regarding the fair value measurements of investments in entities that calculate fair value using a net asset value per share approach and permits the measurement of the fair value of an investment on the basis of the entities’ net asset value per share. In addition, ASU No. 2009-12 requires disclosures, by major category, about the attributes of such investments, to include any restrictions to redeem, unfunded commitments, and underlying investment strategies. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted. Sotheby’s will adopt ASU No. 2009-12 in the fourth quarter of 2009. Management is evaluating the potential impact of ASU No. 2009-12 on Sotheby’s consolidated financial statements.

          In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes a selling price hierarchy for the determination of the applicable value of separate deliverables within a multi-deliverable arrangement. The relative selling price hierarchy replaces the fair value methodology and establishes allocations based on entity-specific assumptions rather than broad market fair value criteria. In addition, ASU No. 2009-13 expands the required disclosures to include a description of the arrangement, the specific factors used to determine the selling price for the deliverable, and the timing of revenue recognition as a result of the arrangement. ASU No. 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is evaluating the potential impact of ASU No. 2009-13 on Sotheby’s consolidated financial statements.

          In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU No. 2009-15 provides accounting and disclosure guidance for share lending arrangements issued in contemplation of convertible debt issuance. A share-lending arrangement is an agreement between the entity (share lender) and an investment bank (share borrower) and is intended to facilitate the ability of investors to hedge the conversion option of the issued convertible debt. The share lending agreement must be measured at fair value. Specific disclosures are required in any period in which the share lending arrangement is outstanding. ASU No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Early adoption is not permitted. Management is evaluating the potential impact of ASU No. 2009-15 on Sotheby’s consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

          This discussion should be read in conjunction with Note 1 (“Basis of Presentation”) and Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.

Overview

          Sotheby’s reported a net loss of ($57.8) million in the third quarter of 2009, as compared to a net loss of ($47) million in the prior year. The higher third quarter net loss is due to a significant increase in Sotheby’s effective income tax rate as discussed under “Income Tax Expense (Benefit)” below. Despite the higher third quarter net loss, Sotheby’s pre-tax loss decreased by 32% from ($68.7) million to ($47.1) million. This improvement is primarily due to a $50.1 million, or 38%, decrease in expenses, as well as $42 million in auction guarantee losses recognized in the third quarter of 2008 that were not repeated in the current year. The overall decrease in pre-tax loss for the quarter is partially offset by an 80% decrease in third quarter Net Auction Sales, which is largely attributable to a change in the timing of the early summer Contemporary Art sales in London, as well the non-recurring September 2008 Beautiful Inside My Head Forever sale, featuring new Contemporary Art works by Damien Hirst.

          For the nine months ended September 30, 2009, Sotheby’s reported a net loss of ($80.1) million, as compared to net income of $35.8 million in the prior year. The unfavorable comparison versus the prior year is due to a 70% decrease in Net Auction Sales caused by a downturn in the international art market resulting from a weakening global economy and the associated turbulence in world financial and credit markets that began in September 2008, as well a significant increase in Sotheby’s effective income tax rate as discussed under “Income Tax Expense (Benefit)” below. The net loss for the current year-to-date period is partially mitigated by a decrease of $137.8 million, or 31%, in expenses, as well as $51.5 million in auction guarantee losses recognized in the prior year that were not repeated in 2009.

          The significant decreases in expenses for the three and nine months ended September 30, 2009 are due to an array of factors, including management’s cost reduction initiatives, a lower volume of Sotheby’s auction offerings and favorable changes in foreign currency exchange rates. The overall reduction in expenses versus the prior year-to-date period is partially offset by restructuring charges of $11 million in the current period, as well as the $18.4 million benefit recorded in the second quarter of 2008 as a result of the reversal of the remaining liability related to the settlement of antitrust related civil litigation.

          A more detailed discussion of each of the significant factors impacting Sotheby’s results for the three and nine months ended September 30, 2009 is provided below.

Outlook

          The international art market has significantly declined from the peak levels experienced prior to 2009. In particular, the markets for Impressionist Art and Contemporary Art, which had experienced substantial growth from 2004 to 2007, have been significantly impacted by this downturn and are not expected to approach the peaks achieved in those years in the near term. However, there has been a steady improvement in the percentage of lots successfully sold at Sotheby’s Impressionist Art and Contemporary Art auctions since the fourth quarter of 2008. Additionally, in the second half of 2009 to-date, Net Auction Sales have averaged a significantly higher percentage of presale low estimates as compared to results for the first half of 2009. Management believes that these improvements, along with encouraging sales results in the fourth quarter to-date, are indications that the market is adjusting to current price levels and should give confidence to consignors and buyers that there is now an improved marketplace. (See statement on Forward Looking Statements.)

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

          Sotheby’s results for the three and nine months ended September 30, 2009 and 2008 are summarized below (in thousands of dollars):

	Three Months Ended September 30,		Favorable/(Unfavorable)

	2009	2008	$ Change	% Change

Revenues:
Auction and related revenues	$40,000	$62,289	$(22,289)	(35.8%)
Finance revenues	2,240	3,687	(1,447)	(39.2%)
Dealer revenues	1,834	8,396	(6,562)	(78.2%)
License fee revenues	764	1,174	(410)	(34.9%)
Other revenues	88	427	(339)	(79.4%)

Total revenues	44,926	75,973	(31,047)	(40.9%)

Expenses**	83,217	133,321	50,104	37.6%

Operating loss	(38,291)	(57,348)	19,057	33.2%
Net interest expense	(10,741)	(8,672)	(2,069)	(23.9%)
Extinguishment of debt	—	(2,477)	2,477	100.0%
Write-off of credit facility amendment fees	(2,489)	—	(2,489)	*
Other income (expense)	4,423	(228)	4,651	*

Loss before taxes	(47,098)	(68,725)	21,627	31.5%
Equity in earnings of investees, net of taxes	113	445	(332)	(74.6%)
Income tax expense (benefit)	10,813	(21,234)	(32,047)	*

Net loss	$(57,798)	$(47,046)	$(10,752)	(22.9%)

Key performance indicators:
Aggregate Auction Sales (a)	$155,971	$750,407	$(594,436)	(79.2%)
Net Auction Sales (b)	$130,188	$637,135	$(506,947)	(79.6%)
Private Sales (c)	$101,690	$97,516	$4,174	4.3%
Consolidated Sales (d)	$259,495	$856,319	$(596,824)	(69.7%)
Auction commission margin (e)	22.7%	15.2%	N/A	49.1%
Average loan portfolio (f)	$150,253	$187,964	$(37,711)	(20.1%)

	Nine Months Ended September 30,		Favorable/(Unfavorable)

	2009	2008	$ Change	% Change

Revenues:
Auction and related revenues	$236,985	$460,620	$(223,635)	(48.6%)
Finance revenues	6,904	10,849	(3,945)	(36.4%)
Dealer revenues	19,635	49,872	(30,237)	(60.6%)
License fee revenues	2,313	2,683	(370)	(13.8%)
Other revenues	838	1,371	(533)	(38.9%)

Total revenues	266,675	525,395	(258,720)	(49.2%)

Expenses **	312,457	450,281	137,824	30.6%

Operating (loss) income	(45,782)	75,114	(120,896)	*
Net interest expense	(30,175)	(20,192)	(9,983)	(49.4%)
Extinguishment of debt	1,039	(2,477)	3,516	*
Write-off of credit facility amendment fees	(3,750)	—	(3,750)	*
Other income (expense)	590	(1,399)	1,989	*

(Loss) income before taxes	(78,078)	51,046	(129,124)	*
Equity in earnings of investees, net of taxes	204	1,982	(1,778)	(89.7%)
Income tax expense	2,235	17,269	15,034	87.1%

Net (loss) income	$(80,109)	$35,759	$(115,868)	*

Key performance indicators:
Aggregate Auction Sales (a)	$1,150,723	$3,703,515	$(2,552,792)	(68.9%)
Net Auction Sales (b)	$963,385	$3,173,858	$(2,210,473)	(69.6%)
Private Sales (c)	$300,133	$303,761	$(3,628)	(1.2%)
Consolidated Sales (d)	$1,470,491	$4,057,148	$(2,586,657)	(63.8%)
Auction commission margin (e)	21.1%	14.8%	N/A	42.5%
Average loan portfolio (f)	$153,885	$185,524	$(31,639)	(17.1%)

Legend:

*	Represents a change in excess of 100%.

**

Expenses for the three and nine months ended September 30, 2009 include restructuring charges of $0.5 million and $11 million, respectively. Expenses for the nine months ended September 30, 2008 include a benefit of $18.4 million recognized in the second quarter of 2008 as a result of the reversal of the remaining liability related to the vendor’s commission discount certificates issued by Sotheby’s in 2003 in conjunction with the settlement of the antitrust related civil litigation.

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

Impact of Changes in Foreign Currency Exchange Rates

          For the three months ended September 30, 2009, changes in foreign currency exchange rates had a net unfavorable impact of approximately $0.9 million on Sotheby’s results. For the nine months ended September 30, 2009, changes in foreign currency exchange rates had a net favorable impact of approximately $1.5 million on Sotheby’s results. The following table summarizes the impact of changes in foreign currency exchange rates on Sotheby’s results for the periods (in thousands of dollars):

Three Months Ended September 30, 2009	Favorable / (Unfavorable)

Total revenues	$(5,436)
Total expenses	4,681

Operating loss	(755)
Net interest expense and other	(88)

Impact of changes in foreign currency exchange rates	$(843)

Nine Months Ended September 30, 2009	Favorable / (Unfavorable)

Total revenues	$(29,728)
Total expenses	30,311

Operating loss	583
Net interest expense and other	1,003

Impact of changes in foreign currency exchange rates	$1,586

Revenues

          For the three and nine months ended September 30, 2009 and 2008, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended September 30	2009	2008	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$29,495	$96,929	$(67,434)	(69.6%)
Auction expense recoveries	582	2,999	(2,417)	(80.6%)
Private sale commissions	9,453	6,704	2,749	41.0%
Principal activities	(1,829)	(47,364)	45,535	96.1%
Catalogue subscription revenues	1,153	1,657	(504)	(30.4%)
Other	1,146	1,364	(218)	(16.0%)

Total auction and related revenues	40,000	62,289	(22,289)	(35.8%)

Other revenues:
Finance revenues	2,240	3,687	(1,447)	(39.2%)
Dealer revenues	1,834	8,396	(6,562)	(78.2%)
License fee revenues	764	1,174	(410)	(34.9%)
Other	88	427	(339)	(79.4%)

Total other revenues	4,926	13,684	(8,758)	(64.0%)

Total revenues	$44,926	$75,973	$(31,047)	(40.9%)

			Favorable/(Unfavorable)

Nine Months Ended September 30	2009	2008	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$203,117	$470,089	$(266,972)	(56.8%)
Auction expense recoveries	4,526	10,535	(6,009)	(57.0%)
Private sale commissions	24,186	26,840	(2,654)	(9.9%)
Principal activities	(2,888)	(60,003)	57,115	95.2%
Catalogue subscription revenues	3,735	5,345	(1,610)	(30.1%)
Other	4,309	7,814	(3,505)	(44.9%)

Total auction and related revenues	236,985	460,620	(223,635)	(48.6%)

Other revenues:
Finance revenues	6,904	10,849	(3,945)	(36.4%)
Dealer revenues	19,635	49,872	(30,237)	(60.6%)
License fee revenues	2,313	2,683	(370)	(13.8%)
Other	838	1,371	(533)	(38.9%)

Total other revenues	29,690	64,775	(35,085)	(54.2%)

Total revenues	$266,675	$525,395	$(258,720)	(49.2%)

Auction and Related Revenues

          For the three and nine months ended September 30, 2009, auction and related revenues decreased $22.3 million, or 36%, and $223.6 million, or 49%, respectively, when compared to the same periods in the prior year. These decreases are principally due to lower auction commission revenues, partially offset by a substantially lower level of principal activity losses. The comparisons to the prior year are also impacted by unfavorable movements in foreign currency exchange rates, which decreased auction and related revenues by $5.2 million and $26.7 million, respectively.

          Auction Commission Revenues — For the three months ended September 30, 2009, auction commission revenues decreased $67.4 million, or 70%, when compared to the same period in the prior year. This decrease is principally due to a decrease of $506.9 million, or 80%, in Net Auction Sales, in part attributable to a change in the timing of the early summer Contemporary Art sales in London. In 2008, these sales were held in early-July and resulted in third quarter Net Auction Sales of $208 million and auction commission revenues of $26 million. However, in 2009, these sales were held in late-June and resulted in second quarter Net Auction Sales of $48 million and auction commission revenues of $9 million. The impact of the overall decrease in Net Auction Sales for the three months ended September 30, 2009 is partially offset by a 49% improvement in auction commission margin.

          For the nine months ended September 30, 2009, auction commission revenues decreased $267 million, or 57%, when compared to the same period in the prior year, due to a $2.2 billion, or 70%, reduction in Net Auction Sales, partially offset by a 43% increase in auction commission margin.

          See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.

          Net Auction Sales —For the three and nine months ended September 30, 2009, Net Auction Sales decreased $506.9 million, or 80%, and $2.2 billion, or 70%, respectively, when compared to the same periods in the prior year. These decreases are largely due to the downturn in the international art market resulting from a weakening global economy and the associated turbulence in world financial and credit markets that began in September of 2008. Accordingly, Sotheby’s has been unable to achieve auction consignment levels and selling prices comparable to levels attained in the first nine months of 2008.

          Specifically, the $506.9 million decline in Net Auction Sales for the three months ended September 30, 2009 is primarily attributable to:

•

A change in the timing of the early summer Contemporary Art sales in London. As discussed above, in 2008, these sales were held in early-July and totaled approximately $208 million. However, in 2009, these sales were held in late-June and resulted in second quarter Net Auction Sales of $48 million.

•

The Beautiful Inside My Head Forever sale, held in September 2008, which featured the sale of new Contemporary Art works by Damien Hirst. This was the first ever auction dedicated to the work of a single living artist and there was no comparable sale in the third quarter of 2009.

•	A $46 million, or 49%, decrease in sales of Old Master Paintings and Drawings in the U.K.

During the three months ended September 30, 2009, Net Auction Sales were unfavorably impacted by changes in foreign currency exchange rates, which contributed $21 million to the overall decrease.

For the nine months ended September 30, 2009, the $2.2 billion decline in Net Auction Sales is primarily attributable to the following factors:

•

A decrease of $1.2 billion, or 74%, in recurring worldwide sales of Impressionist Art and Contemporary Art. Significantly fewer works were offered at these auctions in 2009, and works sold at substantially lower prices than in 2008.

•	The Beautiful Inside My Head Forever sale held in September 2008 which featured the sale of new Contemporary Art works by Damien Hirst. There was no comparable sale in 2009.

•	Decreases in worldwide sales of Asian Art ($163 million), Jewelry ($75 million), American Paintings ($51 million), Russian Art ($51 million) and Old Master Paintings and Drawings ($48 million).

          During the nine months ended September 30, 2009, Net Auction Sales were unfavorably impacted by changes in foreign currency exchange rates, which contributed $114 million to the overall decrease.

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

          As detailed in the table above under “Key Performance Indicators,” for the three and nine months ended September 30, 2009, auction commission margin increased approximately 49% (from 15.2% to 22.7%) and 43% (from 14.8% to 21.1%), respectively, when compared to the same periods in the prior year. The increase in auction commission margin versus the prior periods is influenced by the following factors:

•

A change in sales mix, as a substantially lower portion of Net Auction Sales in 2009 was at the high-end of Sotheby’s business where auction commission margins are traditionally lower. In particular, the comparison of auction commission margin for the three months ended September 30, 2009 to the prior period is significantly impacted by the change in timing of the early summer Contemporary Art sales in London, as well as the non-recurring Beautiful Inside My Head Forever sale, both of which featured the sale of numerous high-end lots. Furthermore, auction commission margin for the nine months ended September 30, 2008 was negatively impacted by sales from the (RED) charity auction, as Sotheby’s auction commissions for this sale were donated to the United Nations Foundation. There was no equivalent auction conducted in 2009.

•

A significant decrease in the use of auction guarantees and related risk reduction arrangements and strategies in response to the downturn in the international art market, as well as the uncertain and challenging economic environment. As discussed above, when management employs such risk reduction arrangements and strategies, Sotheby’s shares its auction commissions with consignors or with its partners in auction guarantees.

•	The impact of the increased buyer’s premium rate structure that became effective in June 2008, as outlined above.

          In response to the downturn in the international art market that began after September 15, 2008, as well as the challenging economic environment, Sotheby’s has substantially reduced its use of auction guarantees for sales occurring in 2009 when compared to 2008. Sotheby’s expects to significantly limit its use of auction guarantees for the foreseeable future. (See statement on Forward Looking Statements.)

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

          For the three and nine months ended September 30, 2009, principal activity losses decreased $45.5 million, or 96%, and $57.1 million, or 95%, respectively, when compared to the same periods in the prior year. This lower level of principal activity losses in the current year periods is attributable to the impact of significant auction guarantee losses recognized in the third quarter of 2008, for which there were no comparable losses in 2009. Specifically, in the third quarter of 2008, Sotheby’s recognized auction guarantee losses of approximately $42 million related to guaranteed property offered at sales occurring in the fourth quarter of 2008, including the early October autumn sales series in Hong Kong, the October mid-season Contemporary Art sale in London, and the November Impressionist Art and Contemporary Art sales in New York. These losses related to auction guarantees that were entered into on or before September 30, 2008.

          Also contributing the lower level of principal activity losses for the periods is a lower level of inventory writedowns in the current period.

Finance Revenues

          For the three and nine months ended September 30, 2009, Finance revenues decreased $1.4 million, or 39%, and $3.9 million, or 36%, respectively, when compared to the same periods in the prior year. The decrease is principally due to lower benchmark interest rates earned on the loan portfolio and lower average loan portfolio balances in the periods. (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from Sotheby’s Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Dealer Segment Results

          Dealer revenues consist of revenues earned from the sale of property held by Noortman Master Paintings and objects purchased by Sotheby’s for investment purposes, as well as Sotheby’s share of gains or losses resulting from the sale of property purchased by art dealers through unsecured loans from Sotheby’s. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory. The table below summarizes revenues, cost of sales and gross profit (loss) for the Dealer segment for the three and nine months ended September 30, 2009 and 2008 (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended September 30	2009	2008	$ Change	% Change

Dealer revenues	$1,834	$8,396	$(6,562)	(78.2%)
Dealer cost of sales	(981)	(14,604)	13,623	93.3%

Dealer gross profit (loss)	$853	$(6,208)	$7,061	*

			Favorable/(Unfavorable)

Nine Months Ended September 30	2009	2008	$ Change	% Change

Dealer revenues	$19,635	$49,872	$(30,237)	(60.6%)
Dealer cost of sales	(21,487)	(55,201)	33,714	61.1%

Dealer gross loss	$(1,852)	$(5,329)	$3,477	*

          * Represents a change in excess of 100%.

          The improvement in Dealer segment results is primarily attributable to a significantly lower level of inventory writedowns in the current year. There were no Dealer inventory writedowns in the three months ended September 30, 2009. For the nine months ended September 30, 2009, Dealer inventory writedowns totaled $4.2 million. For the three and nine months ended September 30, 2008, Dealer inventory writedowns totaled $7.4 million and $11.4 million, respectively. This lower level of inventory writedowns is partially offset by decreased sale activity and less profitable sales of inventory in 2009.

Expenses

          For the three and nine months ended September 30, 2009 and 2008, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended September 30	2009	2008	$ Change	% Change

Direct costs of services	$2,846	$14,306	$11,460	80.1%
Dealer cost of sales	981	14,604	13,623	93.3%
Marketing expenses	1,711	3,989	2,278	57.1%
Salaries and related costs	43,137	52,861	9,724	18.4%
General and administrative expenses	28,582	41,244	12,662	30.7%
Depreciation and amortization expense	5,467	6,317	850	13.5%
Restructuring charges	493	—	(493)	N/A

Total expenses	$83,217	$133,321	$50,104	37.6%

			Favorable / (Unfavorable)

Nine Months Ended September 30	2009	2008	$ Change	% Change

Direct costs of services	$26,515	$63,025	$36,510	57.9%
Dealer cost of sales	21,487	55,201	33,714	61.1%
Marketing expenses	7,678	14,935	7,257	48.6%
Salaries and related costs	140,453	185,935	45,482	24.5%
General and administrative expenses	89,386	131,036	41,650	31.8%
Depreciation and amortization expense	15,926	18,534	2,608	14.1%
Restructuring charges	11,012	—	(11,012)	N/A
Antitrust related matters	—	(18,385)	(18,385)	(100.0%)

Total expenses	$312,457	$450,281	$137,824	30.6%

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

          For the three months ended September 30, 2009, direct costs of services decreased $11.5 million, or 80%, when compared to the same period in the prior year primarily due to:

•

A lower level of property offered at various-owner sales during the current period, partially attributable to a change in the timing of the early summer Contemporary Art sales in London. As discussed above, in 2008, these sales were held in early-July, and as such, the $2.2 million of related direct costs were recognized in the third quarter of 2008. In 2009, these sales were held in late-June and the related direct costs totaling $0.9 million were recognized in the second quarter.

•

Approximately $3.6 million of direct costs related to promotion of the non-recurring Beautiful Inside My Head Forever sale in September 2008, for which there was no comparable sale event in the third quarter of 2009.

•	Management’s cost reduction efforts, especially in catalogue production and distribution.

          For the nine months ended September 30, 2009, direct costs of services decreased $36.5 million, or 58%, when compared to the same period in the prior year primarily due to:

•

A substantially lower level of Net Auction Sales and property offered during the current period largely due to the downturn in the international art market resulting from a weakening global economy and the associated turbulence in world financial and credit markets that began in September of 2008.

•	Management’s cost reduction efforts, especially in catalogue production and distribution.

•	Costs related to promotion of the (RED) charity auction and the Beautiful Inside My Head Forever sale in 2008. There were no comparable sale events in 2009.

•	Favorable movements in foreign currency exchange rates, which decreased direct costs of services by approximately $2.5 million.

          The overall decrease in direct costs of services for the nine months ended September 30, 2009 is partially offset by $3.3 million of costs incurred to promote Sotheby’s first ever auctions conducted in Doha, Qatar as part of its continued efforts to expand its presence in emerging markets.

          Management will continue to contain direct costs of services in the fourth quarter of 2009, especially with regards to the costs to produce and distribute auction catalogues. (See statement on Forward Looking Statements.)

Marketing Expenses

          Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of cultural institutions.

          For the three and nine months ended September 30, 2009, marketing expenses decreased by $2.3 million, or 57%, and $7.3 million, or 49%, when compared to the prior periods primarily as a result of management’s efforts to reduce marketing spending.

Salaries and Related Costs

          For the three and nine months ended September 30, 2009 and 2008, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three months ended September 30	2009	2008	$ Change	% Change

Full-time salaries	$27,015	$34,719	$7,704	22.2%
Employee benefits	5,344	1,331	(4,013)	*
Payroll taxes	2,548	4,011	1,463	36.5%
Incentive compensation	1,525	1,843	318	17.3%
Stock compensation	4,418	7,954	3,536	44.5%
Other **	2,287	3,003	716	23.8%

Total salaries and related costs	$43,137	$52,861	$9,724	18.4%

			Favorable / (Unfavorable)

Nine months ended September 30	2009	2008	$ Change	% Change

Full-time salaries	$87,517	$106,098	$18,581	17.5%
Employee benefits	13,119	10,724	(2,395)	(22.3%)
Payroll taxes	10,058	15,387	5,329	34.6%
Incentive compensation	5,281	18,338	13,057	71.2%
Stock compensation	16,484	24,493	8,009	32.7%
Other **	7,994	10,895	2,901	26.6%

Total salaries and related costs	$140,453	$185,935	$45,482	24.5%

Legend:

*	Represents a change in excess of 100%.

**	Principally includes the cost of temporary labor and overtime.

          For the three and nine months ended September 30, 2009 and 2008, salaries and related costs decreased $9.7 million, or 18%, and $45.5 million, or 25%, respectively, when compared to the same periods in the prior year. These decreases are principally due to lower levels of full-time salaries, stock compensation and payroll taxes, partially offset by higher employee benefits costs. In addition, for the nine months ended September 30, 2009, significantly lower incentive compensation costs contributed to the overall decrease versus the prior year. The comparisons to the prior year are also impacted by favorable movements in foreign currency exchange rates, which decreased salaries and related costs by $2.2 million and $13.2 million, respectively.

          See the discussion below for a more detailed explanation of the significant factors contributing to the overall decrease in salaries and related costs. Also, see “Restructuring Plans and Related Charges” below for information on expected future savings in salaries and related costs.

          Full-Time Salaries—For the three and nine months ended September 30, 2009, full-time salaries decreased $7.7 million, or 22%, and $18.6 million, or 18%, when compared to the same periods in the prior year. These decreases are primarily due to the impact of headcount reductions resulting from the implementation of Sotheby’s restructuring plans (see “Restructuring Plans and Related Charges” below), as well as favorable movements in foreign currency exchange rates, which decreased full-time salaries by $1.5 million and $9.2 million, respectively. To a lesser extent, the decrease in full-time salaries is also attributable to unpaid employee furloughs and temporary pay reductions for certain senior employees enacted in the second quarter of 2009.

          Incentive Compensation—For the nine months ended September 30, 2009, incentive compensation decreased $13.1 million, or 71%, principally due to the net loss reported for the current year-to-date period as compared to the same period in the prior year, when Sotheby’s reported net income. For the three and nine months ended September 30, 2009, incentive compensation relates almost entirely to amounts owed as a result of private sales completed during the periods.

          Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and its health and welfare programs, as well as employee severance costs (excluding severance costs related to the restructuring plans discussed below). Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its United Kingdom (“U.K.”) employees and defined contribution and deferred compensation plans for its U.S. employees. Generally, the level of employee benefit costs is dependent upon headcount and compensation levels, as well as Sotheby’s financial performance. Additionally, expenses related to the U.K. defined benefit pension plan are significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Furthermore, costs related to the Sotheby’s Deferred Compensation Plan (the “DCP”) vary directly with the performance of various participant deemed investment funds (see Note 11 of Notes to Condensed Consolidated Financial Statements).

          For the three and nine months ended September 30, 2009, employee benefit costs increased $4 million and $2.4 million, respectively, when compared to same periods in the prior year. These increases are primarily attributable to the following factors:

•	Increases of $5 million and $6.9 million, respectively, in costs associated with the DCP due to the improved performance of deemed participant investments during the periods.

•

Decreases of $0.6 million and $1.1 million, respectively, in the net pension benefit related to the U.K. defined benefit pension plan. These decreases are attributable to differences in the assumptions used to determine the net pension benefit between the periods.

          The overall increases in employee benefit costs for the three and nine months ended September 30, 2009 are partially offset by the following factors:

•	$2 million in non-restructuring related severance costs incurred during the nine months ended September 30, 2008, which were not repeated in 2009.

•	The impact of restructuring-related headcount reductions implemented between the fourth quarter of 2008 and the third quarter of 2009.

•	A decrease in company contributions to Sotheby’s U.S retirement plans as a result of:

	i.	The lower level of incentive compensation accrued during the three and nine months ended September 30, 2009.

ii.

An amendment to the Sotheby’s, Inc. Retirement Savings Plan, effective May 1, 2009, whereby Sotheby’s reduced its matching contribution from 100% of eligible salary deferrals to 50% of eligible salary deferrals.

iii.

$0.3 million and $0.9 million in profit share accruals recorded during the three and nine months ended September 30, 2008. No profit share accruals were recorded in 2009 due to Sotheby’s diminished financial performance.

          For the year ending December 31, 2009, the net pension benefit related to the U.K. defined benefit pension plan is expected to decrease by approximately $0.6 million when compared to 2008, primarily as a result of the changes in the assumptions for the expected long-term rate of return (7.4% for 2009, as compared to 8.3% for 2008) and the discount rate (6.0% for 2009, as compared to 6.3% for 2008). (See statement on Forward Looking Statements.)

          Stock Compensation—For the three and nine months ended September 30, 2009, stock compensation decreased $3.5 million, or 45%, and $8 million, or 33%, respectively, when compared to the same periods in the prior year. These decreases are principally due to a substantially lower value of restricted stock awarded to employees in February 2009 as a result of Sotheby’s lower profitability in 2008 when compared to 2007. For the year ending December 31, 2009, stock compensation is expected to decrease approximately $9 million, or 31%, when compared to 2008. (See statement on Forward Looking Statements.)

General and Administrative Expenses

          For the three and nine months ended September 30, 2009, general and administrative expenses decreased $12.7 million, or 31%, and $41.7 million, or 32%, when compared to the same periods in the prior year, respectively. The comparison of general and administrative expenses to the prior periods is influenced by the following factors:

•

Decreases of $3.7 million, or 49%, and $11.3 million, or 48%, respectively, in travel and entertainment costs due to a lower level of travel in pursuit of business getting opportunities, as well as management’s cost reduction initiatives.

•

Decreases of $2.7 million, or 21%, and $10.1 million, or 23%, respectively, in professional fees, partially due to lower costs associated with Sotheby’s outsourced tax compliance function, as well as lower consulting and professional services fees due in part to management’s cost reduction initiatives.

•	Favorable collection efforts related to accounts receivable that were previously thought to be uncollectible.

•	Decreases of $2.1 million and $4.6 million, respectively, in facilities-related costs, partially resulting from management’s cost reduction initiatives.

•

Favorable movements in foreign currency exchange rates, which decreased general and administrative expenses during the three and nine months ended September 30, 2009 by approximately $1.6 million and $7.9 million, respectively.

          Management will continue to focus on containing general and administrative expenditures, especially with regards to travel and entertainment costs and professional fees. (See statement on Forward Looking Statements.)

Depreciation and Amortization Expense

          For the three and nine months ended September 30, 2009, depreciation and amortization expense decreased $0.9 million, or 14%, and $2.6 million, or 14%, respectively, when compared to the same periods in the prior year. These decreases are principally due to the difference between the depreciable lives of the York Property building purchased in February 2009 and the derecognized York Property capital lease asset. See “York Property” below.

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

          In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, Sotheby’s and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which Sotheby’s was responsible for funding the redemption of $62.5 million. The court determined that the $62.5 million face value had a fair value of not less than $50 million, which is the amount of expense that was recognized by Sotheby’s as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period between the date of issuance and May 15, 2007, the date after which any unused Discount Certificates were redeemable for cash.

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

          The Discount Certificates expired on May 14, 2008 and thereafter could no longer be redeemed. As a result of the expiration of the Discount Certificates, Sotheby’s reversed the remaining related liability and recognized a benefit of $18.4 million in the Condensed Consolidated Statement of Operations in the second quarter of 2008.

Restructuring Plans and Related Charges

          For the three and nine months ended September 30, 2009, Sotheby’s incurred net Restructuring Charges of $0.5 million and $11 million, respectively, related to the restructuring plans described below.

          2008 Restructuring Plan—Due to the downturn in the global economy and international art market that began in September 2008, on December 1, 2008 and February 26, 2009, Sotheby’s Board of Directors approved restructuring plans impacting the Auction segment in North America, the U.K. and Continental Europe, as well as certain corporate departments. These restructuring plans (collectively, the “2008 Restructuring Plan”) are the result of a strategic review of Sotheby’s operations conducted by management between November 2008 and February 2009. The 2008 Restructuring Plan contemplates a 15% decrease in global headcount, a reduction in Sotheby’s selling activities and leased premises in Amsterdam and the vacating of other premises principally in the U.K. in connection with a reorganization of the Sotheby’s European operations.

          For the three and nine months ended September 30, 2009, net Restructuring Charges incurred as a result of the 2008 Restructuring Plan totaled $0.2 million and $7.3 million, respectively, and consisted of the following (in thousands of dollars):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Severance and employee termination benefits	$285	$5,815
Facility related costs	(113)	1,122
Other costs	48	320

Total	$220	$7,257

          The $1.1 million in facility related costs included in net Restructuring Charges for the nine months ended September 30, 2009 represents the future rental costs related to a leased facility in the U.K. that will continue to be incurred subsequent to the June 30, 2009 cease use date and through the lease termination date in December 2009.

          From the fourth quarter of 2008 through September 30, 2009, life-to-date net Restructuring Charges related to the 2008 Restructuring Plan totaled $11.6 million, consisting of $10.2 million in severance and employee termination benefits, $1.1 million in facility related costs and $0.3 million in other restructuring related costs.

          As discussed above, as part of the 2008 Restructuring Plan, Sotheby’s is reducing its selling activities in Amsterdam and expects to vacate a portion of its leased premises there within the next six months. As a result, Sotheby’s expects to record a Restructuring Charge as of the cease use date for these premises for the portion of the related rental costs that will continue to be incurred subsequent to that date through the lease termination date in 2014. (See statement on Forward Looking Statements.)

          (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding the 2008 Restructuring Plan.)

          2009 Restructuring Plan— In March and April 2009, in response to the continued downturn in the global economy and the international art market, management conducted a further strategic review of its operations, and on April 27, 2009, the Executive Committee of Sotheby’s Board of Directors approved another restructuring plan (the “2009 Restructuring Plan”) impacting all areas of Sotheby’s global operations with the goal of additional significant cost reductions to be achieved through a further 5% decrease in global headcount. As a result of the adoption of the 2009 Restructuring Plan, Sotheby’s recorded net Restructuring Charges of $0.3 million and $3.8 million for severance and employee termination benefits during the three and nine months ended September 30, 2009, respectively.

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

          In addition to the 2008 Restructuring Plan and 2009 Restructuring Plan, management has implemented a number of other cost savings initiatives impacting all areas of expense. For example, in the second quarter of 2009, management initiated temporary pay reductions for certain staff and a reduction in U.S. pension contributions, and, in third quarter of 2009, initiated unpaid furloughs for employees in certain operating locations, a practice that will continue into the fourth quarter. As a result of management’s cost savings initiatives (including the 2008 Restructuring Plan and 2009 Restructuring Plan), management expects to achieve aggregate cost savings of approximately $160 million in 2009 versus 2008, to be achieved in direct cost of services, marketing expenses, salaries and related costs and general and administrative expenses. A portion of the expected savings is the result of favorable changes in foreign currency exchange rates versus 2008 and a lower expected volume of auction sales. (See statement on Forward Looking Statements.)

Net Interest Expense

           For the three months ended September 30, 2009, net interest expense increased $2.1 million, or 24%, when compared to the same period in the prior year primarily due to lower interest income, which was a direct result of lower average cash balances and lower interest rates earned on such balances in the current period.

          For the nine months ended September 30, 2009, net interest expense increased $10 million, or 50%, when compared to the same period in the prior year primarily due to the incremental interest expense related to the Convertible Notes issued on June 17, 2008 (see Note 10 of Notes to Condensed Consolidated Financial Statements), as well as lower interest income, which was a direct result of lower average cash balances and lower interest rates earned on such balances in the current period.

          The lower average cash balances in 2009 are the result of a lower level of operating results, as well as an $85 million payment made in February 2009 in conjunction with the purchase of the York Property, and the funding of auction guarantee losses in the fourth quarter of 2008.

Extinguishment of Debt

          Repurchase of 7.75% Senior Notes— On January 27, 2009, Sotheby’s repurchased $2.8 million of its 7.75% Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $1 million, net of fees, which was recognized in the first quarter of 2009.

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

Write-Off of Credit Facility Amendment Fees

          As discussed in more detail under “Liquidity and Capital Resources” below, on August 31, 2009, Sotheby’s terminated its senior secured revolving credit facility with Bank of America, N.A. (the “BofA Credit Agreement”). As a result, Sotheby’s recorded a non-cash $2.5 million charge in the third quarter of 2009 to write-off the remaining balance of arrangement and amendment fees related to the BofA Credit Agreement. Additionally, as a result of amendments to the BofA Credit Agreement made in the first half of 2009, Sotheby’s recorded a non-cash $1.3 million charge in the second quarter of 2009 to partially write-off previous arrangement and amendment fees related to the BofA Credit Agreement.

Other Income (Expense)

          For the three and nine months ended September 30, 2009, Sotheby’s results include other income of $4.4 million and $0.6 million, respectively. For the three and nine months ended September 30, 2008, Sotheby’s results include other expense of $0.2 million and $1.4 million, respectively. The comparison to the prior periods is impacted by increases of $2.3 million and $2.8 million, respectively, in the fair value of trust assets related to the DCP, for the three and nine months ended September 30, 2009. In the prior year, other expense included losses of ($2.6) million and ($1.8) million, respectively, related to changes in the fair value of these assets.

Income Tax Expense (Benefit)

          Quarterly income tax expense (benefit) is calculated using an estimated annual effective tax rate for the period based on actual historical information and forward-looking estimates, which is applied against the year-to-date ordinary income or loss. The estimated annual effective tax rate will fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. Furthermore, the effective tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. Management identifies items which are unusual or infrequent and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. As a result of these circumstances, and due to potential changes in Sotheby’s period to period results, significant fluctuations in Sotheby’s effective tax rate and respective tax provisions or benefits may occur.

          The table below summarizes Sotheby’s income tax expense (benefit) and effective tax rate for the three and nine months ended September 30, 2009 and 2008 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

(Loss) income before taxes	$(47,098)	$(68,725)	$(78,078)	$51,046
Income tax expense (benefit)	10,813	(21,234)	2,235	17,269
Effective tax rate	-23.0%	30.9%	-2.9%	33.8%
Effective tax rate excluding discrete items	-29.2%	33.5%	16.4%	31.3%

          Despite the pre-tax loss for the three and nine months ended September 30, 2009, Sotheby’s is reporting income tax expense of $10.8 million and $2.2 million, respectively, resulting in negative effective tax rates for the periods. In most years, a pre-tax loss would result in an income tax benefit; however, as discussed in more detail below, during 2009, Sotheby’s has recorded significant charges to reduce the value of certain deferred tax assets. Additionally, the comparison of Sotheby’s effective tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials and the relative impact of permanent book to tax differences (i.e., non-deductible expenses) on lower forecasted results by taxing jurisdiction, all of which are exaggerated in a period with lower forecasted results.

          During the three and nine months ended September 30, 2009, Sotheby’s recognized income tax expense of $0.2 million and $16.9 million, respectively, attributable to the recording of valuation allowances related to certain foreign, state and local deferred tax assets (see below), which increased the effective income tax rate by approximately 0.3% and 22%, respectively. In addition, during the three months ended September 30, 2009, Sotheby’s recognized a discrete income tax benefit (net) of $1.5 million related to the settlement of a U.S federal tax audit, an increase in certain income tax reserves and a change in previously estimated and recorded income taxes based on actual tax return filings.

          ASC 740-10-30 (Income Taxes) requires a valuation allowance to be established when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. In circumstances where there is “sufficient negative evidence,” establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of ASC 740. As a result of cumulative three year losses in certain foreign, state and local jurisdictions, Sotheby’s determined that deferred tax assets in those jurisdictions required the establishment of a valuation allowance.

          In assessing the need for a valuation allowance, management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are lower than anticipated. As a result, an additional valuation allowance may be required, which would have an adverse impact on Sotheby’s results.

EARNINGS PER SHARE PRESENTATION

          Sotheby’s presentation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 has been retroactively adjusted as a result of Sotheby’s adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1) which is now codified under ASC 260 (Earnings Per Share). See Note 3 of Notes to Condensed Consolidated Financial Statements for further information related to the computation of basic and diluted (loss) earnings per share.

          The following table summarizes the impact of adopting FSP EITF 03-6-1 on basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31	2008	2007	2006

Basic earnings per share - Sotheby’s common shareholders:
As reported	$0.44	$3.34	$1.77

As computed under the two-class method	$0.39	$3.22	$1.71

Diluted earnings per share - Sotheby’s common shareholders:
As reported	$0.43	$3.25	$1.72

As computed under the two-class method	$0.39	$3.22	$1.71

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

          The York Property Mortgage matures on July 1, 2035, with an optional pre-payment date of July 1, 2015, and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to pre-pay the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in February 2009, Sotheby’s recorded the York Property Mortgage at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. Sotheby’s paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to interest expense over the remaining expected term of the loan. The September 30, 2009 million carrying value of the York Property Mortgage approximates its fair value. (See Note 10 of Notes to Condensed Consolidated Financial Statements).

          As a result of the closing of the transaction on February 6, 2009, the existing capital lease obligation of $167 million, which had an effective interest rate of 10.4%, and the related $122 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 were derecognized and the net effect was deducted from the initial carrying value of the York Property. Accordingly, the land and building acquired in conjunction with the purchase of the York Property was recorded at an initial carrying value of approximately $292.3 million, computed as follows (in thousands of dollars):

Fair value of York Property Mortgage	$212,130
Cash payments (including direct transaction costs)	137,480
Fair value of consignment terms	3,750
Derecognition of net capital lease obligation	(45,171)
Derecognition of deferred gain	(15,894)

Initial carrying value of York Property	$292,295

          The York Property and its related mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby’s that maintains its own books and records and whose results are ultimately consolidated into Sotheby’s financial statements. The assets of 1334 York, LLC are not available to satisfy the debts and obligations of its affiliates or any other entity.

          Appraisals of the York Property were performed in January 2009, which confirmed that the value of the York Property was approximately $390 million as of that date.

          As a result of the closing of this transaction, Sotheby’s expects net decreases in depreciation expense and interest expense related to the York Property of approximately $3.3 million and $0.8 million, respectively, in 2009 as compared to 2008. The expected net decrease in depreciation expense when compared to 2008 is principally the result of the difference between depreciable lives of the purchased York Property building and the derecognized York Property capital lease asset. The expected net decrease in interest expense is principally the result of the lower effective interest rate associated with the assumed York Property mortgage obligation (8%) when compared to the derecognized York Property capital lease obligation (10.4%). (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes Sotheby’s material contractual obligations and commitments as of September 30, 2009:

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(Thousands of dollars)
York Property Mortgage (1)
Principal	$235,000	$450	$6,220	$6,972	$221,358
Interest	74,043	13,060	25,787	25,035	10,161

Sub-total	309,043	13,510	32,007	32,007	231,519

Unsecured debt (2)
Principal payments	328,250	—	—	200,000	128,250
Interest payments	83,974	16,189	32,380	25,874	9,531

Sub-total	412,224	16,189	32,380	225,874	137,781

Other commitments:
Operating lease obligations (3)	99,041	20,807	21,736	16,120	40,378
Employment arrangements (4)	12,247	5,035	7,212	—	—
Uncertain tax positions (5)	—	—	—	—	—

Sub-total	111,288	25,842	28,948	16,120	40,378

Total	$832,555	$55,541	$93,335	$274,001	$409,678

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

(4)

Represents the remaining commitment for future salaries and other cash compensation related to employment arrangements with certain senior employees, which expire at various points between March 2011 and February 2012, excluding incentive compensation and equity grants. Such arrangements provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Sotheby’s and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation and continuation of benefits upon termination of employment under certain circumstances.

(5)

Excludes Sotheby’s liability of $22.5 million for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term in the September 30, 2009 Condensed Consolidated Balance Sheet. This amount is excluded because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 19 of Notes to the Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS

Auction Guarantees

          From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds if the property under the auction guarantee sells above a minimum price. If the property does not sell, the amount of the guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. The sale proceeds ultimately realized by Sotheby’s may exceed the amount of any losses previously recognized on the auction guarantee or could be less than the initial carrying value of the property.

          Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In certain other situations, Sotheby’s reduces its financial exposure under auction guarantees through risk and reward sharing arrangements with partners. The counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to credit-related losses in the event of nonperformance by these counterparties.

          As of September 30, 2009, Sotheby’s had outstanding auction guarantees of $5.3 million, the property relating to which had pre-sale low and high estimates (1) of $5 million and $7 million, respectively. As a result of risk and reward sharing arrangements, Sotheby’s financial exposure under its outstanding auction guarantees was reduced by $5 million. As of September 30, 2009, the carrying amount of the liability representing the estimated fair value of Sotheby’s obligation to perform under its outstanding auction guarantees totaled $14 thousand.

(1)	Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

          In response to the downturn in the international art market that began after September 15, 2008, as well as the current challenging economic environment, Sotheby’s has substantially reduced its use of auction guarantees for sales occurring in 2009 when compared to 2008. Sotheby’s expects to continue to significantly limit its use of auction guarantees for the foreseeable future. (See statement on Forward Looking Statements.)

Lending Commitments

          Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of fine art or other objects. Unfunded commitments to extend additional credit were $3 million on September 30, 2009, of which $1 million is committed to an employee of Sotheby’s.

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

          Exposures related to Sotheby’s foreign currency risks are centrally managed by its global treasury function. Sotheby’s outstanding forward exchange contracts and foreign currency option contracts, if any, are not designated as hedging instruments and are recorded in the Condensed Consolidated Balance Sheets at their fair values (see Note 20 of Notes to Condensed Consolidated Financial Statements). Changes in the fair value of these derivative financial instruments are recognized in the Condensed Consolidated Statements of Operations within Other Income (Expense).

          As of September 30, 2009, Sotheby’s had a total of $85.7 million in notional value forward exchange contracts. Notional amounts do not quantify risk or represent assets or liabilities of Sotheby’s, but are used in the calculation of cash settlements under such contracts. Sotheby’s is exposed to credit-related losses in the event of nonperformance by the three counterparties to its forward exchange contracts, but Sotheby’s does not expect any counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of September 30, 2009, December 31, 2008 and September 30, 2008, Sotheby’s Condensed Consolidated Balance Sheets included liabilities of $0.2 million, $2.6 million and $2.6 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on those dates.

CONTINGENCIES

          For information related to Contingencies, see Note 14 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

          For information related to Uncertain Tax Positions, see Note 19 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2009

          This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows (see Part I, Item 1, “Financial Statements”). For the nine months ended September 30, 2009, total cash and cash equivalents decreased approximately $137 million to $116.5 million primarily due to the factors discussed below.

          Cash Used by Operating Activities —Net cash used by operating activities of $63.4 million for the nine months ended September 30, 2009 is principally attributable to of Sotheby’s net loss for the period and a $68 million decrease in accounts payable and accrued liabilities. These cash decreases were partially offset by an increase of $32.4 million in net amounts collected from clients and, to a lesser extent, sales of inventory.

          In October and November 2009, Sotheby’s sold inventory with an aggregate carrying value of approximately $25 million. As a result, Sotheby’s inventory balance as of December 31, 2009 is expected to be in the range of $140 million, which would represent a decrease of approximately $45 million when compared to December 31, 2008. (See Statement on Forward Looking Statements.)

          Cash Used by Investing Activities —Net cash used by investing activities of $55.9 million for the nine months ended September 30, 2009 is principally due to the $85 million payment made in conjunction with the York Property purchase in February 2009 (see “York Property” above) and the funding of other capital expenditures ($10.8 million). These cash outflows are partially offset by a $23.7 million decrease in restricted cash and a $16.9 million net decrease in client loans.

          Cash Used by Financing Activities —Net cash used by financing activities of $18.5 million for the nine months ended September 30, 2009 is principally due to $17 million in dividend payments in 2009 and $1.6 million in repurchases of 7.75% Senior Notes in January 2009.

          Non-Cash Investing and Financing Activities —On February 6, 2009, Sotheby’s purchased the York Property, financed in part through the assumption of an existing $235 million mortgage. (See “York Property” above.)

LIQUIDITY AND CAPITAL RESOURCES

          Cash and Cash Equivalents —As of September 30, 2009, Sotheby’s had cash and cash equivalents of approximately $116.5 million, which are invested on a short-term basis in the highest rated AAA U.S. Treasury money market funds and the highest rated overnight time deposits with major banks.

          Revolving Credit Facility—On August 31, 2009, Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”), as Agent, GE Capital Markets, Inc. and HSBC Bank PLC, as Joint Lead Arrangers and Joint Bookrunners, and the lenders named therein (collectively, the “Lenders”).

          The Credit Agreement has a maturity date of August 31, 2012 and provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $50 million for U.K. based borrowings. The borrowings available under the Credit Agreement are limited by a borrowing base, which is summarized in the following paragraph. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. As of September 30, 2009, there were no outstanding borrowings under the Revolving Credit Facility, and the borrowing availability was approximately $140 million, as calculated under the borrowing base. In addition, Sotheby’s did not have any letters of credit outstanding as of September 30, 2009.

          Borrowings under the Revolving Credit Facility are limited by a borrowing base, which is equal to 85% of Eligible Art Loans (as defined in the Credit Agreement), plus 30% of Eligible Art Inventory (as defined in the Credit Agreement), plus 15% of Consolidated Net Tangible Assets (as defined in the Credit Agreement), subject to certain reserves.

          Borrowings under the Revolving Credit Facility are available in either Dollars (to Borrowers located in the U.S. (“U.S. Borrowers”)) or Pounds Sterling (to Borrowers located in England (“U.K. Borrowers”)). The U.S. Borrowers and, subject to certain limitations, the U.K. Borrowers, are jointly and severally liable for all obligations under the Credit Agreement. In addition, certain subsidiaries of the Borrowers guaranty the obligations of the Borrowers under the Credit Agreement. The obligations under the Credit Agreement are secured by liens on all or substantially all of the personal property of the Borrowers and the guarantors.

          Borrowings are, at the Borrowers’ option, either Dollar Index Rate Loans (for U.S. Borrowers only) or LIBOR Loans. Dollar Index Rate Loans bear interest from the applicable borrowing date at a rate per annum equal to (a) the highest of (i) the “Prime Rate” as quoted in The Wall Street Journal, (ii) the Federal Funds Rate plus 3%, or (iii) the LIBOR Rate based upon the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page plus 1.0%, plus (b) the Applicable Margin, as defined in the Credit Agreement and which is generally 3.0% to 3.5% based upon the level of outstanding borrowings under the Revolving Credit Facility. The LIBOR Rate for Dollars or Sterling, as the case may be, for an interest period is equal to (x) the highest of (i) the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page, (ii) if the interest period is less than three months, the offered rate for deposits in such currency on the Reuters Screen for an Interest Period of three months, and (iii) 2%, plus (y) the Applicable Margin, as defined in the Credit Agreement, and which is generally 4.0% to 4.5% based upon the level of outstanding borrowings under the Revolving Credit Facility.

          The Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees, limitations on the use of proceeds from the credit extensions, limitations on the ability to merge, liquidate, consolidate, dispose of assets or capital stock, and limitations on material changes to the nature of the business. The Credit Agreement also restricts quarterly dividend payments to the lesser of $0.05 per share or $4 million. The maximum level of quarterly dividend payments may be increased depending on the Fixed Charge Coverage Ratio covenant, as defined in the Credit Agreement. Management believes that Sotheby’s is in compliance with the current covenants and terms under the Credit Agreement.

          The Credit Agreement also contains the following financial covenants, which are only applicable during certain compliance periods (as defined in the Credit Agreement):

•

A minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which requires Sotheby’s to maintain sufficient level of specifically defined cash flows to cover certain debt and equity related cash requirements.

•	A minimum EBITDA (as defined in the Credit Agreement), which requires Sotheby’s to maintain certain minimum levels of specifically defined operating cash flows.

          As applicable during certain compliance periods (as defined in the Credit Agreement), the financial covenants discussed above will first be effective for the twelve month period ending December 31, 2009 and therefore are not applicable to Sotheby’s as of September 30, 2009.

          Sotheby’s incurred total fees related to the Credit Agreement of approximately $7.5 million, which are being amortized on a straight-line basis to interest expense over the three-year term of the facility. Additionally, commitment fees of 1.00% per annum are being charged to Sotheby’s for undrawn amounts committed under the Revolving Credit Facility.

          In connection with entry into the Credit Agreement, on August 31, 2009, Sotheby’s terminated its senior secured revolving credit facility with Bank of America, N.A. (the “BofA Credit Agreement”). The BofA Credit Agreement had a maturity date of September 7, 2010 and provided for borrowings of up to $150 million, subject to a borrowing base. As a result of this termination, Sotheby’s recorded a non-cash $2.5 million charge in the third quarter of 2009 to write-off the remaining balance of arrangement and amendment fees related to the BofA Credit Agreement. Additionally, as a result of amendments to the BofA Credit Agreement made in the first half of 2009, Sotheby’s recorded a non-cash $1.3 million charge in the second quarter of 2009 to partially write-off previous arrangement and amendment fees related to the BofA Credit Agreement.

           Liquidity Requirements —Sotheby’s generally relies on operating cash flows supplemented by borrowings to meet its liquidity requirements.

          Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of other short-term commitments to consignors, the funding of capital expenditures and the payment of any dividends, as well as the short-term commitments to be funded on or before September 30, 2010, included in the table of contractual obligations and commitments above.

          Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures, as well as the funding of Sotheby’s presently anticipated long-term contractual obligations and commitments outlined in the table of contractual obligations and commitments above.

          Management believes that operating cash flows, cash balances and borrowings available under the Credit Agreement will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the August 31, 2012 expiration of the Credit Agreement. (See statement on Forward Looking Statements.)

DIVIDENDS

          The following table summarizes dividends per share and dividends declared and paid for the periods indicated (in thousands, except per share amounts):

Quarter Ended	Dividends Per Share	Dividends Declared and Paid

March 31, 2009	$0.15	$10,231
June 30, 2009	$0.05	$3,399
September 30, 2009	$0.05	$3,399

Total through September 30, 2009		$17,029

          On November 3, 2009, Sotheby’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million) to be paid on December 15, 2009 to shareholders of record as of December 1, 2009. The declaration and payment of future dividends to shareholders remains at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deem relevant.

          Management will continue to assess Sotheby’s quarterly dividend based upon future operating results and capital requirements (See statement on Forward Looking Statements.)

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post Retirement Benefit Plan Assets,” which is codified under ASC 715-20 (Compensation-Retirement Benefits-Defined Benefit Plans) and requires expanded disclosures about plan assets in employers’ defined benefit pension or other post-retirement plans regarding how investment decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets and concentrations of risk within plan assets. Although earlier application is permitted, these expanded disclosures are not required until Sotheby’s annual report for the year ending December 31, 2009. The new disclosure requirements do not apply to interim financial statements. Management is evaluating the impact of complying with these new disclosure requirements on Sotheby’s consolidated financial statements.

          In April 2009, the FASB issued FSP No. FAS 107 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified under ASC 825 (Financial Instruments) and requires publicly traded companies to disclose on an interim and annual basis the fair value and related carrying amounts of their financial instruments, as well as the methods and significant assumptions used to estimate fair value and any changes to such methods and assumptions. Sotheby’s adopted these new disclosure requirements as of June 30, 2009, as applicable. See Note 10 of Notes to Condensed Consolidated Financial Statements.

          In April 2009, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 111. SAB No. 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB No. 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. Sotheby’s adopted SAB No. 111 in the second quarter of 2009. The adoption of SAB No. 111 has not had an impact on Sotheby’s results or financial position in 2009.

          In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which is now codified under ASC 805 (Business Combinations). This standard amends and clarifies previous accounting principles regarding business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard has not impacted Sotheby’s results of operations or financial condition in 2009 as there have been no business combinations on or after its effective date.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is now codified under ASC 855 (Subsequent Events). This standard establishes the general principles of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. Sotheby’s adopted this standard, effective for the period ended June 30, 2009. The adoption of this standard has not impacted Sotheby’s results of operations or financial position in 2009. Sotheby’s management has conducted its evaluation of subsequent events through November 5, 2009, which is the date on which the Condensed Consolidated Financial Statements contained within this filing were issued. See Notes 14 and 17 of Notes to Condensed Consolidated Financial Statements for subsequent events impacting Sotheby’s.

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140.” This pronouncement has not yet been incorporated into the Codification. This standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. Sotheby’s will adopt this standard as of January 1, 2010. Management is evaluating the potential impact this standard may have on Sotheby’s consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This pronouncement has not yet been incorporated into the Codification. This standard changes how companies determine whether an entity that is insufficiently capitalized or is controlled through voting (or similar rights) should be consolidated. This standard will become effective for Sotheby’s on January 1, 2010. Management is evaluating the impact of adopting this standard on Sotheby’s consolidated financial statements.

          In June 2009, the SEC Staff issued SAB No. 112. SAB No. 112 amends or rescinds portions of the SEC Staff’s interpretive guidance included in the SAB Series in order to make the relevant interpretive guidance consistent with ASC 805 (Business Combinations). Sotheby’s adopted this standard in the second quarter of 2009. The adoption of SAB No. 112 has not impacted Sotheby’s results of operations or financial position in 2009.

          In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value.” ASU No. 2009-05 amends principles regarding the fair value measurement of liabilities and requires the use of either quoted prices of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or other valuation techniques such as an income present value approach or a market current replacement approach. Sotheby’s will adopt ASU No. 2009-05 upon its effective date in the fourth quarter of 2009. Management is evaluating the potential impact it may have on Sotheby’s consolidated financial statements.

          In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740), Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.” ASU No. 2009-06 provides implementation guidance regarding: (1) income taxes attributable to owners; (2) the determination of the taxable status of an entity, including its status as a pass-through or tax-exempt entity and (3) the evaluation of the tax positions of all entities within a related group regardless of the tax status of the reporting entity. In addition, ASU No. 2009-06 eliminates the tabular reconciliation disclosure requirement for the total amount of unrecognized tax benefits for the periods presented. ASU No. 2009-06 applies to entities that are currently applying the standards for accounting for uncertainties in income taxes and is effective for interim and annual financial statements for periods ending after September 15, 2009. Sotheby’s adopted ASU No. 2009-06 in the third quarter of 2009. The adoption of ASU No. 2009-06 did not have an impact on Sotheby’s results of operations or financial position for the period ended September 30, 2009. See Note 19 of Notes to Condensed Consolidated Financial Statements.

          In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2009-12 amends principles regarding the fair value measurements of investments in entities that calculate fair value using a net asset value per share approach and permits the measurement of the fair value of an investment on the basis of the entities’ net asset value per share. In addition, ASU No. 2009-12 requires disclosures, by major category, about the attributes of such investments, to include any restrictions to redeem, unfunded commitments, and underlying investment strategies. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted. Sotheby’s will adopt ASU No. 2009-12 in the fourth quarter of 2009. Management is evaluating the potential impact of ASU No. 2009-12 on Sotheby’s consolidated financial statements.

          In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes a selling price hierarchy for the determination of the applicable value of separate deliverables within a multi-deliverable arrangement. The relative selling price hierarchy replaces the fair value methodology and establishes allocations based on entity-specific assumptions rather than broad market fair value criteria. In addition, ASU No. 2009-13 expands the required disclosures to include a description of the arrangement, the specific factors used to determine the selling price for the deliverable and the timing of revenue recognition as a result of the arrangement. ASU No. 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is evaluating the potential impact of ASU No. 2009-13 on Sotheby’s consolidated financial statements.

          In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU No. 2009-15 provides accounting and disclosure guidance for share lending arrangements issued in contemplation of convertible debt issuance. A share-lending arrangement is an agreement between the entity (share lender) and an investment bank (share borrower) and is intended to facilitate the ability of investors to hedge the conversion option of the issued convertible debt. The share lending agreement must be measured at fair value. Specific disclosures are required in any period in which the share lending arrangement is outstanding. ASU No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Early adoption is not permitted. Management is evaluating the potential impact of ASU No. 2009-15 on Sotheby’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Sotheby’s continually evaluates its market risk associated with its financial instruments and derivative financial instruments (see above) during the course of its business. As of September 30, 2009, Sotheby’s financial instruments include its:

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

     As of September 30, 2009, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $11.3 million.

     (See “Derivative Instruments” above and Note 18 of Notes to Condensed Consolidated Financial Statements.)

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of September 30, 2009, Sotheby’s has carried out an evaluation, under the supervision and with the participation of Sotheby’s management, including Sotheby’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Sotheby’s disclosure controls and procedures. Based upon that evaluation, Sotheby’s Chief Executive Officer and Chief Financial Officer have concluded that Sotheby’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

     There was no change in Sotheby’s internal control over financial reporting that occurred during Sotheby’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotheby’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Sotheby’s is involved from time to time in claims, proceedings and litigation, including the matters described below:

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. While it is not possible to predict the outcome of litigation, management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action and that they will not have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows. This counterclaim is being vigorously defended.

          Italian Antitrust Matter—In October 2008, the Italian Antitrust Authority commenced an investigation of Italian auction houses and an Italian auction house trade association seeking evidence of practices that reduce competition, particularly in respect of the sale of modest value works of art. Sotheby’s subsidiary, Sotheby’s Italia S.r.l., fully cooperated with the investigation and has been advised by the Italian Antitrust Authority that the investigation has been completed and did not result in any findings of anticompetitive practices.

          Sotheby’s becomes involved in various other claims and lawsuits incidental to the ordinary course of its business. While it is not possible to predict the outcome of litigation, management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.

     (See statement on Forward Looking Statements.)

ITEM 1A. RISK FACTORS

          Sotheby’s operating results and liquidity are significantly influenced by a number of risk factors, many of which are not within its control. These factors, which are not ranked in any particular order, are discussed below:

The supply of and demand for works of art can be adversely impacted by weakness in various worldwide economies and financial markets.

          The art market in which Sotheby’s operates is influenced over time by the overall strength of various worldwide economies and financial markets, although this correlation may not be immediately evident. Sotheby’s business can be particularly influenced by the economies of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia. Accordingly, weakness in those economies can adversely affect the supply and demand of works of art and Sotheby’s business.

Interest rates may negatively impact Sotheby’s cost of borrowings, if any.

          Fluctuations in interest rates influence the cost of borrowings, if any, under Sotheby’s senior secured credit facility, which is used periodically to finance working capital needs and, in particular, the Finance segment’s client loan portfolio.

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

Global political conditions and world events may negatively affect Sotheby’s business and customers.

          Global political conditions and world events may affect Sotheby’s business through their effect on the economies of various countries, as well as on the willingness of potential buyers and sellers to purchase and sell art in the wake of economic uncertainty. Global political conditions may also influence the enactment of legislation that could adversely affect Sotheby’s business.

Foreign currency exchange rate movements can significantly increase or decrease Sotheby’s results of operations.

          Sotheby’s has operations throughout the world, with approximately 68% of its revenues earned outside of the U.S. in 2008. Accordingly, fluctuations in exchange rates can significantly increase or decrease Sotheby’s results of operations.

Competition in the art market is intense and may adversely impact Sotheby’s ability to obtain valuable consignments for sale and the commission margins achieved on such consignments.

          Sotheby’s competes with both other auctioneers and art dealers to obtain valuable consignments to offer for sale either at auction or through private sale. The level of competition is intense and can adversely impact the commission margins that Sotheby’s earns for services provided to its clients.

Sotheby’s cannot be assured of the amount and quality of property being consigned for sale at auction, which may cause significant variability in its financial results.

          The amount and quality of property being consigned for sale is influenced by a number of factors not within Sotheby’s control. Many major consignments, and specifically single-owner sale consignments, often become available as a result of the death or financial or marital difficulties of the owner, all of which are unpredictable. This, plus the ability of Sotheby’s to sell such property, can cause significant variability in Sotheby’s financial results from period to period.

The demand for fine arts, decorative arts, and collectibles is unpredictable, which may cause significant variability in Sotheby’s financial results.

          The demand for fine arts, decorative arts, and collectibles is influenced not only by overall economic conditions, but also by changing trends in the art market as to which collecting categories and artists are most sought after and by the collecting preferences of individual collectors, all of which can be unpredictable and cause significant variability in Sotheby’s financial results from period to period.

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

Sotheby’s relies on a small number of clients who make a significant contribution to Sotheby’s revenues and profitability.

          Sotheby’s relies on a small number of important clients who make a significant contribution to its revenues and profitability. Accordingly, Sotheby’s success is highly dependent upon its ability to develop and maintain relationships with this small group of important clients.

Demand for art-related financing is unpredictable, which may cause significant variability in the financial results of Sotheby’s Finance segment.

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

          The art market is not a highly liquid trading market. As a result, the valuation of artwork is inherently subjective and the realizable value of artwork often fluctuates over time. Accordingly, Sotheby’s is at risk both as to the value of art held as inventory and as to the value of artworks pledged as collateral for Finance segment loans.

          In determining the estimated realizable value of artworks, management relies upon the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing artworks: (i) whether the work is expected to be offered at auction or sold privately, (ii) the current and expected future demand for works of art, taking into account changing trends in the art market as to which collecting categories and artists are most sought after, and (iii) recent sale prices achieved in the art market for comparable works within a particular collecting category and/or by a particular artist.

          When management determines that the estimated realizable value of specific artworks held in inventory is less than the carrying value, Sotheby’s records a loss in the Auction or Dealer segment to reduce the carrying value of the specific artwork to the lower of its cost or management’s estimate of realizable value. In addition, in the event that the estimated realizable value of the artworks pledged as collateral for Finance segment loans declines and becomes less than the corresponding loan balance, management is required to assess whether it is necessary to record a loss to reduce the carrying value of a specific loan, after taking into account the ability of the borrower to repay Sotheby’s for any shortfall in the value of the collateral when compared to the amount of the loan. These factors may cause significant variability in Sotheby’s financial results from period to period.

Auction guarantees create risk of loss from inaccurate valuation of artworks.

          As discussed above, the art market is not a highly liquid trading market and, as a result, the valuation of artwork is inherently subjective. Accordingly, Sotheby’s is at risk with respect to its ability to estimate the likely selling prices of works of art offered with auction guarantees. Accordingly, if management’s judgments about the likely selling prices of works of art offered with auction guarantees, prove to be inaccurate, there could be a significant adverse impact on Sotheby’s results of operations, financial condition and liquidity.

Sotheby’s could be exposed to credit-related losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.

          In certain situations, Sotheby’s reduces its financial exposure under auction guarantees through risk and reward sharing arrangements with partners. Sotheby’s counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to credit-related losses in the event of nonperformance by these counterparties.

Future costs and obligations related to the Sotheby’s U.K. Pension Plan are dependent on unpredictable factors, which may cause significant variability in employee benefit costs.

          Future costs and obligations related to Sotheby’s defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets and actuarial assumptions, each of which is unpredictable and may cause significant variability in Sotheby’s employee benefit costs.

Tax matters may cause significant variability in Sotheby’s financial results.

          Sotheby’s operates in many tax jurisdictions throughout the world and the provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which Sotheby’s operates. Accordingly, Sotheby’s effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to (i) future changes in applicable laws, (ii) projected levels of taxable income, (iii) pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates, (iv) increases to valuation allowances recorded against deferred tax assets, (v) tax audits conducted by various tax authorities, (vi) adjustments to income taxes upon finalization of income tax returns, (vii) the ability to claim foreign tax credits, (viii) the repatriation of non-U.S. earnings for which Sotheby’s has not previously provided for income taxes, and (ix) tax planning.

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

          Sotheby’s is required under generally accepted accounting principles to test goodwill for impairment at least annually and to review amortizable intangible assets and other long-lived assets for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill include a decline in Sotheby’s stock price and market capitalization, a significant adverse change in the business climate and declines in the financial condition of Sotheby’s auction business. Factors that could lead to impairment of intangible assets include a significant adverse change in the business climate and declines in the financial condition of operations related to the intangible asset. Factors that are considered when evaluating other long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset and a significant change in the extent or manner in which the long-lived asset is being used. The evaluation whether a long-lived asset is impaired requires significant judgment, including judgments made by management about future cash flows, which are dependent on internal forecasts. Changes in the estimates and assumptions used by management in its internal forecasts could materially affect the determination of impairment. If management determines that the value of any of its goodwill, amortizable intangible assets or other long-lived assets is impaired, Sotheby’s would be required to record a charge in its financial statements during the period, negatively impacting its results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1

Credit Agreement dated as of August 31, 2009, among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England) and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as Agent and a Lender, GE Capital Markets, Inc. and HSBC Bank PLC, as Joint Lead Arrangers and Joint Bookrunners and Other Credit Parties and Lenders Hereto, incorporated by reference to Exhibit 10.1 to Sotheby’s Form 8-K dated September 1, 2009.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	(i)	On August 8, 2009, Sotheby’s filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

(ii)

On September 1, 2009, Sotheby’s filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” Item 1.02, “Termination of a Material Definitive Agreement,” Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant,” Item 7.01, “Regulation FD Disclosure,” and Item 9.01, “Financial Statements and Exhibits.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: November 5, 2009

Exhibit Index

Exhibit No.	Description
10.1

Credit Agreement dated as of August 31, 2009, among Sotheby’s (a Delaware corporation), Sotheby’s Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England) and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as Agent and a Lender, GE Capital Markets, Inc. and HSBC Bank PLC, as Joint Lead Arrangers and Joint Bookrunners and Other Credit Parties and Lenders Hereto, incorporated by reference to Exhibit 10.1 to the Sotheby’s Form 8-K dated September 1, 2009.

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