Form 10-Q
period 2010-03-31
SOTHEBYS
filed 2010-05-06
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
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

Yes ☐ No ☒

As of April 27, 2010, there were 67,030,641 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended

	March 31, 2010	March 31, 2009

Revenues:
Auction and related revenues	$95,627	$45,978
Finance revenues	2,613	2,419
Dealer revenues	2,520	4,746
License fee revenues	705	779
Other revenues	414	506

Total revenues	101,879	54,428

Expenses:
Direct costs of services	6,871	9,160
Dealer cost of sales	1,788	8,666
Marketing expenses	2,965	2,913
Salaries and related costs	46,618	47,960
General and administrative expenses	31,243	30,432
Depreciation and amortization expense	4,371	5,372
Restructuring charges	119	5,716

Total expenses	93,975	110,219

Operating income (loss)	7,904	(55,791)

Interest income	353	1,600
Interest expense	(11,619)	(11,154)
Extinguishment of debt	—	1,039
Other income (expense)	61	(2,387)

Loss before taxes	(3,301)	(66,693)
Equity in earnings (losses) of investees, net of taxes	208	(151)
Income tax benefit	(916)	(32,352)

Net loss	($2,177)	($34,492)

Basic and diluted loss per share - Sotheby’s common shareholders (see Note 3)	($0.03)	($0.53)

Weighted average basic and diluted shares outstanding	65,995	64,945
Cash dividends paid per common share	$0.05	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	March 31, 2010 (UNAUDITED)	December 31, 2009	March 31, 2009 (UNAUDITED)

A S S E T S
Current Assets:
Cash and cash equivalents	$214,885	$321,579	$28,461
Restricted cash	25,650	24,115	3,747
Accounts receivable, net of allowance for doubtful accounts of $5,178, $5,183 and $8,471	283,395	373,717	340,760
Notes receivable, net of allowance for credit losses of $1,063, $1,028 and $1,194	130,935	64,461	64,668
Inventory	143,713	142,565	174,245
Deferred income taxes	15,405	14,589	15,913
Income tax receivable	17,228	8,130	40,353
Prepaid expenses and other current assets	22,468	19,211	21,962

Total Current Assets	853,679	968,367	690,109

Non-Current Assets:
Notes receivable	69,329	100,008	89,526
Fixed assets, net of accumulated depreciation and amortization of $137,506, $139,814 and $185,914	364,896	370,224	371,903
Goodwill	14,198	14,591	14,018
Intangible assets, net of accumulated amortization of $5,392, $5,332 and $3,653	1,246	1,765	2,895
Equity method investments	16,538	17,121	18,033
Deferred income taxes	43,053	44,889	77,001
Trust assets related to deferred compensation liability	37,356	37,451	32,317
Pension asset	13,551	12,789	12,367
Other assets	17,435	18,918	16,767

Total Assets	$1,431,281	$1,586,123	$1,324,936

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$225,107	$348,303	$159,053
Accounts payable and accrued liabilities	54,560	54,298	65,957
Accrued salaries and related costs	13,339	28,612	10,487
Accrued income taxes	4,386	2,831	835
Deferred income taxes	603	603	1,293
Other current liabilities	7,916	7,828	8,997

Total Current Liabilities	305,911	442,475	246,622

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $46,384, $49,107 and $57,072	514,863	512,939	506,178
Deferred income taxes	452	452	2,311
Accrued income taxes	11,453	11,231	13,913
Deferred compensation liability	33,499	34,472	29,021
Other liabilities	7,158	7,569	8,418

Total Liabilities	873,336	1,009,138	806,463

Commitments and contingencies (see Note 12)

Shareholders’ Equity:
Common Stock, $0.01 par value Authorized shares at March 31, 2010—200,000,000 Issued and outstanding shares 67,025,498, 67,157,342 and 67,058,242	668	672	671
Additional paid-in capital	322,801	317,081	300,947
Retained earnings	291,768	297,579	278,943
Accumulated other comprehensive loss	(57,292)	(38,347)	(62,088)

Total Shareholders’ Equity	557,945	576,985	518,473

Total Liabilities and Shareholders’ Equity	$1,431,281	$1,586,123	$1,324,936

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended

	March 31, 2010	March 31, 2009

Operating Activities:
Net loss	($2,177)	($34,492)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	4,371	5,372
Gain on extinguishment of debt	—	(1,039)
Equity in (earnings) losses of investees	(208)	151
Deferred income tax expense (benefit)	2,950	(12,804)
Share-based compensation	5,850	6,537
Net pension benefit	(934)	(616)
Asset provisions	1,762	3,442
Amortization of discount on long-term debt	2,723	2,322
Other	1,993	29

Changes in assets and liabilities:
Accounts receivable	71,798	200,978
Due to consignors	(121,567)	(250,020)
Inventory	(6,161)	4,635
Prepaid expenses and other current assets	(3,761)	(1,487)
Other long-term assets	(789)	(1,699)
Trust assets related to the deferred compensation liability	95	875
Income tax receivable and deferred income tax assets	5,315	(21,152)
Accrued income taxes and deferred income tax liabilities	(14,949)	(11,853)
Accounts payable and accrued liabilities and other liabilities	(17,443)	(54,537)

Net cash used by operating activities	(71,132)	(165,358)

Investing Activities:
Funding of notes receivable	(71,518)	(12,146)
Collections of notes receivable	42,154	34,273
Capital expenditures	(2,867)	(91,243)
Distributions from equity investees	905	150
(Increase) decrease in restricted cash	(2,052)	21,913

Net cash used by investing activities	(33,378)	(47,053)

Financing Activities:
Repayment of 7.75% Senior Notes	—	(1,647)
Dividends paid	(3,440)	(10,231)
Decrease in York Property capital lease obligation	—	(49)
Proceeds from exercise of employee stock options	8,697	—
Other financing activities	(5,927)	—

Net cash used by financing activities	(670)	(11,927)

Effect of exchange rate changes on cash and cash equivalents	(1,514)	(669)

Decrease in cash and cash equivalents	(106,694)	(225,007)
Cash and cash equivalents at beginning of period	321,579	253,468

Cash and cash equivalents at end of period	$214,885	$28,461

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

          The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2009 Annual Report on Form 10-K.

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

3. Earnings (Loss) Per Share

          Basic earnings (loss) per share—Basic earnings (loss) per share attributable to Sotheby’s common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. In periods with net income, the two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is excluded from the computation of basic loss per share. Participating securities include unvested restricted stock and unvested restricted stock units, which have nonforfeitable rights to dividends, but do not include unvested performance share units, which are not entitled to dividend equivalents until they vest. (See Note 15 of Notes to Condensed Consolidated Financial Statements.)

          Diluted earnings (loss) per share—Diluted earnings (loss) per share attributable to Sotheby’s common shareholders is computed in a similar manner to basic earnings (loss) per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock, unvested restricted stock units, unvested performance share units, incremental common shares issuable upon the exercise of stock options, and deferred stock units issued pursuant to the Sotheby’s Stock Compensation Plan for Non-Employee Directors. The number of such potential common shares included in the computation of diluted earnings per share is determined using the treasury stock method.

          For the three months ended March 31, 2010 and 2009, 3.4 million and 4 million of potentially dilutive shares of Common Stock, respectively, were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive.

          The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2010 and 2009 (in thousands of dollars, except per share amounts):

	2010	2009

Numerator:
Net loss attributable to Sotheby’s common shareholders	$(2,177)	$(34,492)

Denominator:
Weighted average common shares outstanding	65,995	64,945

Basic and diluted loss per share - Sotheby’s common shareholders	$(0.03)	$(0.53)

4. Segment Reporting

          Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three months ended March 31, 2010 and 2009 (in thousands of dollars):

	Auction	Finance	Dealer	All Other	Reconciling items*	Total

Three months ended March 31, 2010
Revenues	$95,627	$4,176	$2,520	$1,119	$(1,563)	$101,879
Segment (loss) income before taxes	$(5,410)	$3,250	$(1,328)	$506	$(319)	$(3,301)

Three months ended March 31, 2009
Revenues	$45,978	$2,904	$4,746	$1,285	$(485)	$54,428
Segment (loss) income before taxes	$(63,544)	$1,531	$(6,519)	$604	$1,235	$(66,693)

*

The reconciling items related to Revenues represent charges between the Finance and Auction segments for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment Revenues and in Auction segment Direct Costs. The reconciling items related to segment loss before taxes are explained below.

          The table below presents the unallocated amounts and reconciling items related to segment loss before taxes for the three months ended March 31, 2010 and 2009 (in thousands of dollars):

	2010	2009

Segments:
Auction	$(5,410)	$(63,544)
Finance	3,250	1,531
Dealer	(1,328)	(6,519)
All Other	506	604

Segment loss before taxes	(2,982)	(67,928)

Unallocated amounts and reconciling items:
Extinguishment of debt (see Note 10)	—	1,039
Equity in (earnings) losses of investees **	(319)	196

Loss before taxes	$(3,301)	$(66,693)

**

Represents Sotheby’s pre-tax share of (earnings) losses related to its equity investees. Such amounts are included in the table above in loss before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Statements of Operations.

          The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2010, December 31, 2009 and March 31, 2009 (in thousands of dollars):

	March 31, 2010	December 31, 2009	March 31, 2009

Segments:
Auction	$1,047,652	$1,244,210	$928,246
Finance	206,642	161,510	155,466
Dealer	99,889	112,692	107,929
All Other	1,412	103	28

Total segment assets	1,355,595	1,518,515	1,191,669

Unallocated amounts:
Deferred tax assets and income tax receivable	75,686	67,608	133,267

Consolidated assets	$1,431,281	$1,586,123	$1,324,936

5. Receivables

          Accounts Receivable—In its role as auctioneer, Sotheby’s represents sellers of artworks by accepting property on consignment and matching sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses, applicable taxes and royalties. The amounts billed to buyers are recorded as Accounts Receivable in the Condensed Consolidated Balance Sheets.

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

          Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay sellers for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future auction or negotiate a private sale. However, at times, Sotheby’s pays the consignor before payment is collected from the buyer and/or allows the buyer to take possession of the property before payment is made. In situations when the buyer takes possession of the property before payment is made, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of March 31, 2010, net Accounts Receivable of $283.4 million includes $96 million related to such situations.

          As of March 31, 2010, $60 million, or 21%, of the net Accounts Receivable balance was due from one purchaser. Sotheby’s has allowed the buyer to take possession of the property underlying this receivable balance, but has received matching payment terms from the consignor. Sotheby’s collected payment in full from this purchaser in May 2010.

          In its Annual Report on Form 10-K for the year ended December 31, 2009, Sotheby’s disclosed that its Accounts Receivable balance included an overdue amount of approximately $5 million owed by one buyer and that management believed it was reasonably possible that this amount would not be paid. In that Form 10-K, the amount of the estimated potential loss was disclosed to be between $2 million and $3 million, after taking into account the fair value of the collateral held by Sotheby’s related to this debt. Sotheby’s did not record an allowance for doubtful accounts against this receivable balance as of December 31, 2009 as the amount was believed to be collectible based on the terms of a settlement agreement reached with the buyer in February 2010. However, subsequent to the filing date of Sotheby’s Form 10-K for the year ended December 31, 2009, the buyer failed to meet the payment obligations outlined under this settlement agreement and, as a result, management now believes that a loss is probable with respect to this receivable. As a result, in the first quarter of 2010, Sotheby’s recorded an allowance for doubtful accounts of approximately $1 million against this outstanding receivable balance and a corresponding bad debt expense within General and Administrative expenses. The amount of the allowance is based on the amount due from the buyer less the current fair value of the collateral held.

          Notes Receivable—The Finance segment provides certain collectors and art dealers with financing, generally secured by works of art that Sotheby’s either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will generally occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby’s to establish or enhance mutually beneficial relationships with borrowers and are intended to generate future auction consignments, although such loans do not always result in consignments. Secured loans are made with full recourse against the borrower. The collection of the secured loans made by Sotheby’s can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed by the application of such laws. In certain limited circumstances, in order to attract future consignments, Sotheby’s also makes unsecured loans to clients. As of March 31, 2010, the net notes receivable balance included unsecured loans totaling $8 million, $0.5 million of which is due on May 31, 2010 and $7.5 million of which is due on December 1, 2010.

          The target loan-to-value ratio (principal loan amount divided by the low auction estimate of the collateral) for Finance segment secured loans is 50% or lower. However, certain loans are made at initial loan-to-value ratios significantly higher than 50%. In addition, as a result of the normal periodic revaluation of loan collateral, the loan-to-value ratio of certain loans may increase above the 50% target loan-to-value ratio due to decreases in the low auction estimates of the collateral. As of March 31, 2010, the loan-to-value ratio of Finance segment secured loans was 46%. As of March 31, 2010, Finance segment secured loans with loan-to-value ratios above 50% totaled $89.5 million and represented 45% of net Notes Receivable. The collateral related to these loans has a low auction estimate of approximately $111.4 million.

          The Finance segment’s loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between 3 and 6 months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods before peak selling seasons. The carrying value of the loan portfolio approximates fair value.

          As of March 31, 2010, two loans of $21.8 million (classified within current Notes Receivable) and $19.8 million (classified within non-current Notes Receivable) comprised approximately 11% and 10%, respectively, of the net Notes Receivable balance.

          The weighted average interest rates earned on Notes Receivable were 6.3% and 5.6% for the three months ended March 31, 2010 and 2009, respectively.

6. York Property

          The land and building located at 1334 York Avenue, New York, New York (the “York Property”) is home to Sotheby’s sole North American auction salesroom and its principal North American exhibition space. On February 7, 2003, Sotheby’s sold the York Property to an affiliate of RFR Holding Corp. (“RFR”). In conjunction with this sale, Sotheby’s leased the York Property back from RFR for an initial 20-year term, with options for Sotheby’s to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

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

          The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to either pre-pay or refinance the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded in the Condensed Consolidated Balance Sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. Sotheby’s paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to interest expense over the remaining expected term of the loan. The March 31, 2010 carrying value of the York Property Mortgage was $216.3 million, and its fair value was approximately $230 million. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

          As a result of the consummation of the York Property purchase on February 6, 2009, the existing capital lease obligation of $167 million, which had an effective interest rate of 10.4%, and the related $122 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 were derecognized, and the net effect was deducted from the initial carrying value of the York Property. Accordingly, the land and building acquired in conjunction with the purchase of the York Property was recorded at an initial carrying value of approximately $292.3 million, computed as follows (in thousands of dollars):

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

7. Goodwill

          For the three months ended March 31, 2010 and 2009, changes in the carrying value of Goodwill, which is entirely attributable to the Auction segment, were as follows (in thousands of dollars):

	2010	2009

Balance as of January 1	$14,591	$14,202
Foreign currency exchange rate changes	(393)	(184)

Balance as of March 31	$14,198	$14,018

          Since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (now codified under ASC 350, Intangibles-Goodwill and Other) through March 31, 2010, Sotheby’s has incurred total goodwill impairment losses of $18.4 million, all of which are attributable to goodwill acquired through its acquisition of Noortman Master Paintings (“NMP”), which is a reporting unit in the Dealer segment.

8. Intangible Assets

          Sotheby’s has intangible assets principally as a result of its acquisitions of NMP in June 2006 and an auction house in Paris, France in March 2007. As of March 31, 2010, December 31, 2009 and March 31, 2009, Intangible Assets consisted of the following (in thousands of dollars):

	March 31, 2010	December 31, 2009	March 31, 2009

Indefinite lived intangible assets:
Trade Name and other	$324	$324	$324
Amortizable intangible assets:
Customer Relationships	6,314	6,773	6,224
Accumulated amortization	(5,392)	(5,332)	(3,653)

Sub-total	922	1,441	2,571

Total	$1,246	$1,765	$2,895

          For the three months ended March 31, 2010 and 2009, amortization expense related to Intangible Assets was approximately $0.4 million. The customer relationships have a weighted average remaining useful life of 1.6 years, and the related amortization expense for the remaining useful lives of the customer relationships are expected to be approximately $0.5 million, $0.3 million and $0.1 million in 2010, 2011 and 2012, respectively.

9. Restructuring

          For  the three months ended March 31, 2010 and 2009, Sotheby’s recorded net Restructuring Charges of $0.1 million and $5.7 million, respectively, related to the restructuring plans discussed below.

          2008 Restructuring Plan—Due to a downturn in the international art market, on December 1, 2008 and February 26, 2009, Sotheby’s Board of Directors approved restructuring actions impacting the Auction segment, as well as certain corporate departments. These restructuring actions (collectively, the “2008 Restructuring Plan”) were the result of a strategic review of Sotheby’s operations conducted by management between November 2008 and February 2009. The 2008 Restructuring Plan resulted in a 15% decrease in global headcount, a reduction in Sotheby’s selling activities and leased premises in Amsterdam and the vacating of other premises principally in the United Kingdom (“U.K.”). The net Restructuring Charges recorded in the first quarter of 2009 were almost entirely attributable to employee termination benefits resulting from headcount reductions implemented as part of the 2008 Restructuring Plan.

          2009 Restructuring Plan—In March and April 2009, in response to a continued downturn in the international art market, management conducted a further strategic review of Sotheby’s operations, and on April 27, 2009, the Executive Committee of the Board of Directors approved additional restructuring actions (the “2009 Restructuring Plan”). The 2009 Restructuring Plan impacted all areas of Sotheby’s global operations through additional significant cost reductions that resulted from a further 5% decrease in global headcount.

          Restructuring activities resulting from the 2008 Restructuring Plan and 2009 Restructuring Plan are summarized as follows (in thousands of dollars):

	Employee Termination Benefits	Facility Related Costs	Other Costs	Total

Liability at January 1, 2008	$—	$—	$—	$—
Charges for 2008 Restructuring Plan	4,312	—	—	4,312

Liability at December 31, 2008	4,312	—	—	4,312
Charges for 2008 Restructuring Plan	6,446	2,085	427	8,958
Charges for 2009 Restructuring Plan	3,578	—	3	3,581
Cash payments	(12,844)	(1,144)	(359)	(14,347)
Adjustments to liability	(251)	(129)	—	(380)
Foreign currency exchange rate changes	317	54	5	376

Liability at December 31, 2009	1,558	866	76	2,500
Charges for 2008 Restructuring Plan	—	16	132	148
Cash payments	(797)	(92)	(8)	(897)
Adjustments to liability	(59)	41	8	(10)
Foreign currency exchange rate changes	(83)	(58)	(8)	(149)

Liability at March 31, 2010	$619	$773	$200	$1,592

          As of March 31, 2010, the liability related to Sotheby’s restructuring activities was $1.6 million. The current portion of the liability ($1 million) is recorded in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities, and the non-current portion ($0.6 million) is recorded within Other Liabilities. The majority of the remaining liability related to employee termination benefits is expected to be paid by March 31, 2011. The liability for the facility related costs will be paid monthly according to the terms of the underlying lease through September 2014.

10. Debt

          Revolving Credit Facility—Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The following summary does not purport to be a complete summary of the Credit Agreement and is qualified in its entirety by reference to the Credit Agreement, a copy of which was filed as Exhibit 10.1 to Sotheby’s Form 8-K filed with the SEC on September 1, 2009. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement.

          The Credit Agreement has a maturity date of August 31, 2012 and provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $50 million for U.K. based borrowings. The borrowings available under the Credit Agreement are limited by a borrowing base equal to 85% of Eligible Art Loans, plus 30% of Eligible Art Inventory, plus 15% of Consolidated Net Tangible Assets, subject to limitations and certain reserves. On May 5, 2010, the Credit Agreement was amended to expand the definition of Eligible Art Loans to include those with stated maturity dates between 18 and 24 months.

          Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. As of March 31, 2010, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility, and the amount of available borrowings was approximately $144 million, as calculated under the borrowing base.

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

          Borrowings are, at the Borrowers’ option, either Dollar Index Rate Loans (for U.S. Borrowers only) or LIBOR Rate Loans. Dollar Index Rate Loans bear interest from the applicable borrowing date at an annual rate equal to (a) the highest of (i) the “Prime Rate” as quoted in The Wall Street Journal, (ii) the Federal Funds Rate plus 3.0%, or (iii) the LIBOR Rate based upon the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page plus 1.0%, plus (b) the Applicable Margin, which is generally 3.0% to 3.5% based upon the level of outstanding borrowings under the Revolving Credit Facility. The LIBOR Loan Rate for Dollars or Pounds Sterling, as the case may be, for an interest period is equal to (x) the highest of (i) the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page, (ii) if the interest period is less than three months, the offered rate for deposits in such currency on the Reuters Screen for an Interest Period of three months, and (iii) 2%, plus (y) the Applicable Margin, which is generally 4.0% to 4.5% based upon the level of outstanding borrowings under the Revolving Credit Facility.

          The Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees, limitations on the use of proceeds from borrowings under the Credit Agreement, limitations on the ability to merge, liquidate, consolidate, dispose of assets or capital stock, and limitations on material changes to the nature of Sotheby’s business. The Credit Agreement also restricts quarterly dividend payments to the lesser of $0.05 per share or $4 million. The maximum level of quarterly dividend payments may be increased depending upon Sotheby’s achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement.

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

          These financial covenants were not applicable for the three month period ending March 31, 2010.

          Sotheby’s incurred approximately $7.5 million in fees related to the Credit Agreement, which are being amortized on a straight-line basis to Interest Expense over the three-year term of the facility. Additionally, commitment fees of 1.0% per year are charged for undrawn amounts committed under the Revolving Credit Facility.

          Long-Term Debt—As of March 31, 2010, December 31, 2009 and March 31, 2009, Long-Term Debt consisted of the following (in thousands of dollars):

	March 31, 2010	December 31, 2009	March 31, 2009

York Property Mortgage, net of unamortized discount of $18,712, $19,603 and $22,277	$214,285	$214,193	$212,723
7.75% Senior Notes, net of unamortized discount of $1,453, $1,503 and $1,651	126,797	126,747	126,599
Convertible Notes, net of unamortized discount of $26,219, $28,001 and $33,144	173,781	171,999	166,856

Total	$514,863	$512,939	$506,178

          In the twelve months following the March 31, 2010 balance sheet date, Sotheby’s will repay approximately $2 million of principal on the York Property Mortgage. Accordingly, this amount is reflected in the Condensed Consolidated Balance Sheets within Other Current Liabilities as of March 31, 2010. See Note 6 for more detailed information related to the York Property Mortgage. See the captioned sections below for information related to the Convertible Notes and the Senior Notes.

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

          On December 23, 2008, Sotheby’s repurchased an aggregate principal amount of $19 million of its Senior Notes for a purchase price of $10.5 million (representing 56% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash gain of $7.8 million, net of fees, which was recognized in the fourth quarter of 2008. On January 27, 2009, Sotheby’s repurchased an additional $2.8 million of its Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash gain of approximately $1 million, net of fees, which was recognized in the first quarter of 2009 and reported within Extinguishment of Debt in the Condensed Consolidated Statements of Operations.

          As of March 31, 2010, the Senior Notes had a fair value of approximately $125.7 million based on a broker quoted price.

          Convertible Notes—On June 17, 2008, Sotheby’s issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby’s may not redeem the Convertible Notes prior to their stated maturity date. As of March 31, 2010, the Convertible Notes had a fair value of approximately $223.2 million based on a broker quoted price.

          Upon conversion, the principal amount of the Convertible Notes is payable in cash, shares of Sotheby’s Common Stock (“Common Stock”), or a combination thereof, at the option of Sotheby’s, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The maximum number of shares of Common Stock that may be issued upon conversion is approximately 5.8 million shares. The conversion rate for the Convertible Notes is subject to adjustment for certain events. The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter after the fiscal quarter ending September 30, 2008 (and only during such fiscal quarter), if the closing price of the Common Stock exceeds 130% of the Conversion Price during a defined period at the end of the previous quarter, (2) if the trading price of Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture). None of these conversion criteria have been met during the period that the Convertible Notes have been outstanding.

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

          The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects Sotheby’s nonconvertible debt borrowing rate when interest expense is recognized. The resulting equity component (i.e., the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification and represents the original issue discount for the purposes of accounting for the liability component of the convertible debt instrument. As a result of separately recording the liability and equity components at their fair values, the Convertible Notes have an effective interest rate of 7.75%. As of March 31, 2010, management evaluated the embedded conversion option in the Convertible Notes and concluded that it should not be accounted for separately because the conversion option is indexed to Sotheby’s Common Stock and is classified as Shareholders’ Equity. Accordingly, the embedded conversion option in the Convertible Notes has not been remeasured and remains recorded as a component of Additional Paid-In Capital. As of March 31, 2010, the unamortized discount related to the Convertible Notes was $26.2 million and will be amortized to Interest Expense over the 38.5 months remaining until maturity using the effective interest rate method.

          For the three months ended March 31, 2010 and 2009, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	2010	2009

Contractual coupon interest expense	$1,563	$1,563
Discount amortization	1,781	1,648

Total	$3,344	$3,211

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

          These contracts meet all of the applicable criteria for equity classification and, as a result, the $40.6 million cost of the Convertible Note Hedges ($22.5 million, net of taxes) and the $22.3 million in net proceeds received from the sale of the Warrants are recorded within Additional Paid-In Capital in Shareholders’ Equity. In addition, because both of these contracts are classified as shareholders’ equity and are indexed to Sotheby’s Common Stock, they are not accounted for as derivative financial instruments. The Warrants have no impact on diluted shares outstanding until the average price of the Common Stock for a period exceeds the Warrant’s $44.905 exercise price. The Convertible Note Hedges are anti-dilutive and therefore have no impact on diluted shares outstanding.

          Future Principal and Interest Payments—As of March 31, 2010, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

April 2010 to March 2011	$31,224
April 2011 to March 2012	32,193
April 2012 to March 2013	32,193
April 2013 to March 2014	228,824
April 2014 to March 2015	25,943
April 2015 to March 2016	356,350

Total future principal and interest payments	$706,727

          Interest Expense—For the three months ended March 31, 2010 and 2009, interest expense consisted of the following (in thousands of dollars):

	2010	2009

Senior secured credit facility:
Amortization of amendment and arrangement fees	$671	$406
Commitment fees	483	348

Sub-total	1,154	754

York Property capital lease obligation	—	1,657
York Property Mortgage	4,204	2,526
Senior Notes	2,536	2,551
Convertible Notes	3,344	3,211
Other interest expense*	381	455

Total interest expense	$11,619	$11,154

*	Other interest expense consists primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.

11. U.K. Defined Benefit Pension Plan

          Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K. For the three months ended March 31, 2010 and 2009, the components of net pension benefit related to the U.K. Pension Plan were (in thousands of dollars):

	2010	2009

Service cost	$973	$884
Interest cost	3,508	2,834
Expected return on plan assets	(5,418)	(4,337)
Amortization of prior service cost	3	3

Net pension benefit	$(934)	$(616)

          In 2010, Sotheby’s expects to contribute approximately $3 million to the U.K. Pension Plan, of which $0.7 million has been contributed through March 31, 2010.

12. Commitments and Contingencies

          Employment Arrangements—As of March 31, 2010, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between March 2011 and February 2014. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which are payable only if specified Sotheby’s and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $16.2 million as of March 31, 2010.

          Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $6.7 million as of March 31, 2010, of which $1 million is committed to an employee of Sotheby’s who is not an Executive Officer as defined by SEC regulations.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings (of which approximately $12 million has been collected as of the date of this filing) that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. In March 2010, the court granted Sotheby’s motions for summary judgment and denied Mr. Minor’s motion for partial summary judgment. The Court entered a judgment in Sotheby’s favor in the amount of $6.6 million, including prejudgment interest. The judgment also included an award of attorney’s fees, in an amount to be determined. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. Management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action, and it is being vigorously defended.

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

          In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s Common Stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Common Stock on the NYSE of $34.93 per share on April 27, 2010, the Additional Consideration had a fair value of approximately $17 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement among the parties to the Purchase Agreement and LaSalle Bank N.A., dated June 7, 2006.

           (See Notes 9, 10 and 13 for other commitments. See Notes 5 and 13 for other contingencies.)

13. Auction Guarantees

          From time to time in the ordinary course of its business, Sotheby’s will guarantee to sellers a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above a minimum price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is reflected as Inventory in the Condensed Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of realizable value. The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory in the Condensed Consolidated Balance Sheets.

          Sotheby’s may reduce its financial exposure under auction guarantees through risk and reward sharing arrangements with partners including:

•

Arrangements under which an unaffiliated counterparty contractually commits to bid a predetermined price on the guaranteed property (an “irrevocable bid”). If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

•

Arrangements under which an unaffiliated counterparty contractually commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty is entitled to receive a share of the auction commission earned and/or a share of any overage if the property sells.

          The counterparties to these auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to credit-related losses in the event of nonperformance by these counterparties.

          As of March 31, 2010, Sotheby’s had outstanding auction guarantees totaling $12.7 million, with the related property having pre-sale low and high estimates (1) of $12.6 million and $17.9 million, respectively. Sotheby’s financial exposure under these auction guarantees was reduced by $12.6 million as a result of irrevocable bids from unaffiliated counterparties. As of March 31, 2010, $4.7 million of the guaranteed amount had been advanced by Sotheby’s and was recorded within Notes Receivable in the Condensed Consolidated Balance Sheets (see Note 5).

          (1) Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

14. Comprehensive Loss

          Sotheby’s comprehensive loss includes the net loss for the period, as well as other comprehensive loss, which consists almost entirely of the change in the foreign currency translation adjustment account. For the three months ended March 31, 2010 and 2009, comprehensive loss consists of the following (in thousands of dollars):

	2010	2009

Net loss	($2,177)	($34,492)
Other Comprehensive Loss:
Foreign currency exchange rate losses	(18,947)	(10,734)
Amortization of prior service cost and actuarial losses related to the U.K. defined benefit pension plan, net of taxes of less than $1 and less than $1	2	2

Total other comprehensive loss	(18,945)	(10,732)

Comprehensive loss	($21,122)	($45,224)

15. Shareholders’ Equity, Share-Based Payments and Dividends

          Share-Based Payments—Share-based payments to employees include restricted stock, restricted stock units, performance share units and stock options, as discussed in more detail below. The table below summarizes compensation expense related to share-based payments for the three months ended March 31, 2010 and 2009 (in thousands of dollars):

	2010	2009

Pre-Tax	$5,850	$6,537
After-Tax	$3,914	$4,200

          As of March 31, 2010, unrecognized compensation expense related to the unvested portion of share-based payments was $29.4 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 3.1 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.

          Restricted Stock—In February 2003, the Compensation Committee of Sotheby’s Board of Directors (the “Compensation Committee”) approved the adoption of Sotheby’s Restricted Stock Plan (the “Restricted Stock Plan”), effective May 1, 2003. The Restricted Stock Plan was approved by a vote of shareholders on April 29, 2003. The Restricted Stock Plan was amended, effective February 1, 2009, to become the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”), whereby awards granted under the Restricted Stock Unit Plan may be in the form of Restricted Stock Units (“RSU’s”), rather than unvested shares of common stock (“Restricted Stock”). The award of RSU’s in lieu of Restricted Stock shares offers certain tax advantages and flexibility to recipients.

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

          On February 9, 2010, the Compensation Committee approved the issuance of 38,451 RSU’s with a fair value of $0.9 million related to certain executive employment arrangements, which vest evenly after each of the first, second, third and fourth years following the date of grant.

          Performance Share Units—Performance Share Units (or “PSU’s”) are RSU’s that vest over four years only if Sotheby’s achieves certain profitability targets. Prior to vesting, holders of PSU’s do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents will be credited to holders of PSU’s, but will only be paid for the portion of PSU’s that vest. PSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU’s better align Sotheby’s variable compensation strategy with its financial performance and the cyclical nature of the art market and further aligns the interests of Sotheby’s management with its shareholders. Accordingly, with limited exceptions, beginning in 2010 Sotheby’s intends to grant future equity awards in the form of PSU’s with performance and service conditions, rather than RSU’s with service conditions only.

          In February, 2010, the Compensation Committee approved the issuance of 962,746 PSU’s with a fair value of $16.2 million ($16.83 per share) pursuant to the Restricted Stock Unit Plan as outlined below:

•	542,743 PSU’s with a fair value of $11.7 million related to Sotheby’s incentive compensation programs.

•

320,500 PSU’s with a fair value of $2.3 million to replace certain prior Restricted Stock awards that management determined were unlikely to vest because the underlying company profitability and/or stock price targets were not expected to be achieved. See “Modification of Prior Restricted Stock Awards” below.

•	99,503 PSU’s with a fair value of $2.2 million issued to Mr. Ruprecht in relation to his employment arrangement. See “Chief Executive Officer Employment Arrangement” below.

          Modification of Prior Restricted Stock Awards—In conjunction with employment arrangements entered into with certain senior executives in the third quarter of 2006, Sotheby’s granted 427,531 Restricted Stock shares that would vest over three and five-year periods concurrent with the terms of their employment arrangements if certain company profitability or share price targets were achieved as of June 30, 2009 and/or June 30, 2011. Sotheby’s did not meet either of the profitability or share price targets as of June 30, 2009. As a result, 256,519 of these Restricted Stock shares that were available to vest on June 30, 2009 did not vest. Additionally, the 427,531 Restricted Stock shares that were available to vest on June 30, 2011 were not expected to vest. As a result, on February 9, 2010, the Compensation Committee approved the cancellation of these awards and the simultaneous issuance of 320,500 PSU’s with a fair value of $2.3 million. The purpose of these actions is to provide continued motivation and additional years of retention incentives to the senior executives receiving the awards. These PSU’s will vest evenly over four years only if Sotheby’s achieves certain profitability targets. Pursuant to the relevant accounting rules regarding share-based payments, the issuance of the PSU’s to replace the cancelled Restricted Stock shares was accounted for as a modification of the cancelled Restricted Stock awards. Accordingly, the compensation expense to be amortized related to the new PSU’s was calculated based on the excess of the fair value of the PSU awards over the fair value of the cancelled Restricted Stock awards as of the date of the simultaneous cancellation and issuance.

          Chief Executive Officer Employment Arrangement—On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, Sotheby’s granted William F. Ruprecht, its Chief Executive Officer, a one-time award of 300,000 Restricted Stock shares that would only vest for Mr. Ruprecht over three and five-year periods concurrent with the term of his employment arrangement if certain company profitability or share price targets were achieved as of December 31, 2008 and/or December 31, 2010. The three-year profitability target was achieved on December 31, 2008. Accordingly, 180,000 of these Restricted Stock shares vested on May 9, 2009.

          Also in conjunction with his employment arrangement, beginning in 2007, Mr. Ruprecht is entitled to an annual award under the Restricted Stock Unit Plan, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the value of which is determined at the discretion of the Compensation Committee. In the first quarter of 2010, Mr. Ruprecht requested that he not receive cash incentive compensation in respect to 2009 and that he receive his contractually mandated RSU award in the form of PSU’s. Accordingly, on February 9, 2010, the Compensation Committee, at its discretion, granted 99,503 PSU’s to Mr. Ruprecht with a fair value of $2.2 million that will vest over four years only if Sotheby’s achieves certain profitability targets.

          Summary of Restricted Stock, RSU’s and PSU’s—For the three months ended March 31, 2010, changes in the number of outstanding Restricted Stock, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock, RSU’s and PSU’s	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	2,621	$22.80
Granted	1,001	$17.03
Vested	(716)	$25.46
Canceled	(428)	$27.01

Outstanding at March 31, 2010	2,478	$19.05

          The aggregate fair value of Restricted Stock and RSU’s that vested during the three months ended March 31, 2010 and 2009 was $16.3 million and $5.4 million, respectively, based on the closing stock price on the dates the shares vested.

          As of March 31, 2010, 1.7 million shares were available for future awards granted pursuant to the Restricted Stock Unit Plan.

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”) are exercisable into authorized but unissued shares of Common Stock. Stock options generally vest evenly over four years and generally expire ten years after the date of grant.

          On February 9, 2010, the Compensation Committee approved a grant of 0.5 million stock options with a grant date fair value of $10.48 per share to five senior executives. These stock options have an exercise price of $22.11 and vest evenly over four years. Prior to this grant, no stock options were issued by Sotheby’s since 2005. As of March 31, 2010, less than 0.1 million shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.

          The fair value of a stock option is estimated on the date of grant using the Black-Scholes option valuation model, which utilizes assumptions for:

•

Expected life: The expected life is the length of time the stock option is expected to be outstanding and is estimated by using historical data for exercises and forfeitures. The expected life utilized in determining the fair value of the February 2010 stock option grant was 5 years.

•

Risk-free rate of return: The risk-free rate of return is based on the available yield for U.S. Treasury securities with a maturity that approximates the expected life of the stock option. The risk-free rate of return utilized in determining the fair value of the February 2010 stock option grant was 2.26%.

•

Expected volatility: The expected volatility is based on historic stock price volatility for a period approximately equal to the expected life of the stock option. The expected volatility utilized in determining the fair value of the February 2010 stock option grant was 57.28%.

•

Dividend yield: The dividend yield is the expected rate of dividends to be paid throughout the expected life of the stock option. The dividend yield utilized in determining the fair value of the February 2010 stock option grant was 0.9%.

Changes in the number of stock options outstanding for the three months ended March 31, 2010 were as follows (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	633	$16.12
Granted	500	$22.11
Expired	(6)	$18.88
Exercised	(294)	$17.96

Outstanding at March 31, 2010	833	$19.04	7.7	$10,039

Exercisable at March 31, 2010	333	$14.44	4.6	$5,549

          The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 was $2.0 million. Cash received from stock options that were exercised in the three months ended March 31, 2010 totaled $5.3 million. Sotheby’s also received $4.1 million in cash in January 2010 for stock options that were exercised in late December 2009. The related tax benefit realized from the exercise of stock options totaled $0.6 million. No stock options were exercised during the first quarter of 2009.

          Dividends—On February 26, 2010, Sotheby’s Board of Directors declared a quarterly dividend on its Common Stock of $0.05 per share (approximately $3.4 million), which was paid on March 16, 2010 to shareholders of record as of March 9, 2010.

          On May 6, 2010, Sotheby’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million) to be paid on June 15, 2010 to shareholders of record as of June 1, 2010. The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

16. Derivative Financial Instruments

          Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent when necessary, foreign currency denominated client payable balances and foreign currency denominated future auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s purchases foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing the Company’s exposure to foreign currency exchange rate movements.

          As of March 31, 2010, the notional value of outstanding forward exchange contracts was $70 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related losses in the event of nonperformance by the two counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of March 31, 2010 and March 31, 2009, the Condensed Consolidated Balance Sheets included liabilities of $0.1 million and $0.9 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on that date. As of December 31, 2009, the Condensed Consolidated Balance Sheets included an asset of $0.1 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on that date.

17. Uncertain Tax Positions

          As of March 31, 2010, the liability for unrecognized tax benefits, excluding interest and penalties, was $50.3 million, representing an increase of $0.2 million when compared to December 31, 2009. As of March 31, 2009, the liability for unrecognized tax benefits was $44.1 million.

          As of March 31, 2010 and 2009, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate is $31.2 million and $33.7 million, respectively.

          Sotheby’s believes it is reasonably possible that a decrease of $9.8 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2010 balance sheet date as a result of the expiration of the statute of limitations and an expected settlement of a currently ongoing tax audit.

          Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions. Years still open for audit are, for federal purposes, from 1998, and for the following major state and local jurisdictions: New York State from 2004; New York City from 2002; and California from 2002. Sotheby’s foreign subsidiaries file income tax returns in the countries in which they have operations. Years still open to examination by foreign tax authorities include Hong Kong for 1998 and from 2003, and the U.K. from 2005.

          Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. Sotheby’s accrual for such interest and penalties increased by $0.2 million for the three months ended March 31, 2010.

          Sotheby’s policy is to record interest expense related to sales, value added and other taxes as Interest Expense in the Condensed Consolidated Statements of Operations. Penalties related to such taxes are recorded as General and Administrative Expenses in the Condensed Consolidated Statements of Operations. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense in the Condensed Consolidated Statements of Operations.

18. Related Party Transactions

          During the three months ended March 31, 2010, Sotheby’s recognized aggregate auction commission revenues of $1.1 million related to the purchase of property at auction by related parties, representing 1% of total revenues for the first quarter. All amounts related to these purchases have been paid in-full as of March 31, 2010.

19. Recently Issued Accounting Standards

          In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment to SFAS No. 140,” which is codified in Accounting Standards Codification (“ASC”) 860 (Transfers and Servicing). This standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard became effective on January 1, 2010 and has not had an impact on Sotheby’s consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which is codified in ASC 810 (Consolidation). This standard changes how companies determine whether an entity that is insufficiently capitalized or is controlled through voting (or similar rights) should be consolidated. This standard became effective on January 1, 2010 and has not had an impact on Sotheby’s consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

          This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.

Overview

          As a result of the seasonality of the Auction segment’s business, first quarter results typically reflect a net loss. In the first quarter of 2010, we are reporting a net loss of ($2.2) million as compared to a net loss of ($34.5) million in the prior year. The substantial improvement in our results is primarily due to a $285.7 million, or 143%, increase in Net Auction Sales attributable to the continuing recovery of the international art market, as evidenced by the results of our Impressionist and Contemporary Art sales in London in February 2010, which increased $208 million, or 243%, over last year. Also favorably impacting the comparison to the prior period is a $16.2 million, or 15%, decrease in expenses due in part to certain prior period charges that were not repeated in 2010, including restructuring charges of $5.7 million, $3.3 million in costs incurred to promote our first ever auctions in Qatar and $3.5 million of Dealer inventory writedowns. To a lesser extent, the decrease in expenses in the current period is also attributable to cost reduction initiatives implemented in 2009.

          A more detailed discussion of each of the significant factors impacting our results for the three months ended March 31, 2010 is provided below.

Outlook

          In the fourth quarter of 2008, the international art market began a significant decline that continued well into 2009, resulting in sales levels significantly lower than those experienced in the three years prior. However, in the fourth quarter of 2009, the international art market began a recovery that has continued into the first quarter of 2010. We are very encouraged by the level of Net Auction Sales through the beginning of May 2010, as well as by the level and quality of our consignments for the remainder of the second quarter and into the third quarter, virtually all of which have been secured without the use of auction guarantees.

          With the current recovery of the international art market and with the margin improvement measures that we have implemented over the last year in combination with a significantly reduced fixed cost base, we believe we are well-positioned for strong financial results. However, because there is still uncertainty in the global economy, we acknowledge the potential for further art market volatility that could limit the extent of our improvement.

          We are also mindful of the fact that in the first quarter of 2010, we achieved nearly 60% market share versus our principal competitor, who has consistently defined itself by market share leadership. There are indications that our principal competitor has taken actions in such areas as pricing and guarantees to secure consignments and regain market share. We have continued to limit our use of auction guarantees in 2010, and we have been able to secure a significantly higher level of high-value consignments when compared to the prior year. Going forward, we expect to remain prudent in our use of auction guarantees.

          (See statement on Forward Looking Statements.)

Results of Operations for the Three Months Ended March 31, 2010 and 2009

          The table below presents a summary of our results of operations for the three months ended March 31, 2010 and 2009, as well as a comparison between the two periods (in thousands of dollars):

	Three Months Ended March 31,		Favorable/(Unfavorable)

	2010	2009	$ Change	% Change

Revenues:
Auction and related revenues	$95,627	$45,978	$49,649	*
Finance revenues	2,613	2,419	194	8.0%
Dealer revenues	2,520	4,746	(2,226)	(46.9%)
License fee revenues	705	779	(74)	(9.5%)
Other revenues	414	506	(92)	(18.2%)

Total revenues	101,879	54,428	47,451	87.2%

Expenses **	93,975	110,219	16,244	14.7%

Operating income (loss)	7,904	(55,791)	63,695	*
Net interest expense	(11,266)	(9,554)	(1,712)	(17.9%)
Extinguishment of debt	—	1,039	(1,039)	(100.0%)
Other income (expense)	61	(2,387)	2,448	*

Loss before taxes	(3,301)	(66,693)	63,392	95.1%
Equity in earnings (losses) of investees, net of taxes	208	(151)	359	*
Income tax benefit	(916)	(32,352)	(31,436)	(97.2%)

Net loss	($2,177)	($34,492)	$32,315	93.7%

Key performance indicators:
Aggregate Auction Sales (a)	$565,302	$236,945	$328,357	*
Net Auction Sales (b)	$485,312	$199,654	$285,658	*
Private Sales (c)	$100,779	$64,806	$35,973	55.5%
Consolidated Sales (d)	$668,601	$306,497	$362,104	*
Auction commission margin (e)	17.2%	19.2%	N/A	(10.4%)
Average loan portfolio (f)	$167,827	$157,738	$10,089	6.4%

          Legend:

*	Represents a change in excess of 100%.

**

Expenses for the three months ended March 31, 2010 include net restructuring charges of $0.1 million. Expenses for the three months ended March 31, 2009 include net restructuring charges of $5.7 million.

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

Impact of Changes in Foreign Currency Exchange Rates

          For the three months ended March 31, 2010, changes in foreign currency exchange rates had a net favorable impact of approximately $1.5 million on our results, as summarized in the following table (in thousands of dollars):

Favorable / (Unfavorable)

Total revenues	$4,521
Total expenses	(2,944)

Operating income	1,577
Net interest expense and other	(98)

Impact of changes in foreign currency exchange rates	$1,479

Revenues

          For the three months ended March 31, 2010 and 2009, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

	2010	2009	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$83,454	$38,422	$45,032	*
Auction expense recoveries	837	876	(39)	(4.5%)
Private sale commissions	8,524	4,767	3,757	78.8%
Principal activities	(381)	(850)	469	55.2%
Catalogue subscription revenues	1,071	1,273	(202)	(15.9%)
Other	2,122	1,490	632	42.4%

Total auction and related revenues	95,627	45,978	49,649	*

Other revenues:
Finance revenues	2,613	2,419	194	8.0%
Dealer revenues	2,520	4,746	(2,226)	(46.9%)
License fee revenues	705	779	(74)	(9.5%)
Other	414	506	(92)	(18.2%)

Total other revenues	6,252	8,450	(2,198)	(26.0%)

Total revenues	$101,879	$54,428	$47,451	87.2%

          *      Represents a change in excess of 100%.

Auction and Related Revenues

          For the three months ended March 31, 2010, auction and related revenues improved $49.6 million, or 108%, principally due to an increase in auction commission revenues, and, to a much lesser extent, higher private sale commissions. The comparison to the prior period is also impacted by changes in foreign currency exchange rates, which contributed approximately $4.4 million to the improvement versus the prior period. See the discussion below for a more detailed explanation of the significant factors contributing to the increase in auction and related revenues for the three months ended March 31, 2010.

          Auction Commission Revenues—In our role as auctioneer, we represent sellers of artworks by accepting property on consignment and matching sellers to buyers through the auction process. We invoice the buyer for the purchase price of the property (including the commission owed by the buyer), collect payment from the buyer and remit to the seller the net sale proceeds after deducting our commissions, expenses and applicable taxes and royalties. Our commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of Net Auction Sales.

          For the three months ended March 31, 2010, auction commission revenues increased $45 million, or 117%, due to a 143% improvement in Net Auction Sales, partially offset by a 10% decline in auction commission margin. The comparison to the prior period is also impacted by changes in foreign currency exchange rates, which contributed approximately $4.1 million to the increase.

          See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.

          Net Auction Sales—For the three months ended March 31, 2010, Net Auction Sales increased $285.7 million, or 143%, primarily due to the following factors:

•

A $208.1 million, or 243%, increase in our winter Impressionist and Contemporary Art sales held in London as more works of art were offered, a higher proportion of these objects were sold, and higher prices were achieved at these auctions, as compared to the same sales a year ago. Included in the 2010 results is the sale of Alberto Giacometti’s L ‘Homme qui Marche l, which sold for $93.1 million ($104.3 million, including buyer’s premium).

•	A $13.4 million, or 218%, increase in sales of Asian Art in New York primarily attributable to an increased volume of property sold and higher average selling prices when compared to the prior period.

•

A $12 million increase in single-owner sales, as first quarter 2010 results include the sale of the British American Tobacco (BAT) Artventure Collection in Amsterdam, as well as several smaller single-owner sales in Paris, for which there were fewer comparable sales in the prior period.

•	Changes in foreign currency exchange rates, which contributed approximately $26.6 million to the net increase.

          Auction Commission Margin—Auction commission margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, auction commission margins are higher for lower value works of art or collections, while higher valued property earns lower margins. For example, in salesrooms in the U.S., the buyer’s premium rate structure is 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million.

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

          In response to the uncertain economic environment and the downturn in the international art market that was evident for most of 2009, we substantially reduced our use of auction guarantees in 2009 when compared to the three years prior. We have continued to limit our use of auction guarantees in 2010, and we have been able to secure a significantly higher level of high-value consignments when compared to the prior year. Going forward, we expect to remain prudent in our use of auction guarantees. (See statement on Forward Looking Statements.)

          For the three months ended March 31, 2010, auction commission margin decreased 10% (from 19.2% to 17.2%). This decrease is entirely attributable to a lower average buyer’s premium rate achieved in the current period due to a change in sales mix, as a significantly higher portion of Net Auction Sales were at the high-end of our business. Specifically, in the current period, there was a 120% increase in the number of lots sold over $1 million, at which point the buyer’s premium rate decreases from 20% to 12%. However, despite this increase in high-end sales, our average seller’s commission rate improved slightly when compared to the prior period.

          Private Sale Commissions—The amount of private sale commissions earned by Sotheby’s can vary significantly from period to period. For the three months ended March 31, 2010, private sale commissions increased $3.8 million, or 79%, primarily due to a higher volume of high-end private sales in the current period. This increase reflects our strategic focus and commitment to capitalizing on this source of revenue.

Finance Revenues

          For the three months ended March 31, 2010, Finance revenues increased $0.2 million, or 8%, principally due to $0.7 million of interest income recognized in the current period related to a loan which was previously considered to be uncollectible. The impact of this occurrence is almost entirely offset by a lower average balance of interest-bearing loans in the current period. In 2010, the Finance Segment loan portfolio included a higher proportion of short-term, interest-free advances to consignors (with maturities typically ranging between 3 and 6 months), which are issued in order to secure high-value property for auctions (see Note 5 of Notes to Condensed Consolidated Financial Statements).

           (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from Sotheby’s Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Dealer Revenues and Cost of Sales

          Dealer revenues consist of revenues earned from the sale of property held by Noortman Master Paintings and objects purchased for investment purposes. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory. The table below summarizes Dealer revenues, cost of sales and gross profit (loss) for the Dealer segment for the three months ended March 31, 2010 and 2009 (in thousands of dollars):

			Favorable/(Unfavorable)

	2010	2009	$ Change	% Change

Dealer revenues	$2,520	$4,746	$(2,226)	(46.9%)
Dealer cost of sales	(1,788)	(8,666)	6,878	79.4%

Dealer gross profit (loss)	$732	$(3,920)	$4,652	*

* Represents a change in excess of 100%.

          The favorable comparison of Dealer segment results to the same period in the prior year is attributable to a significantly lower level of inventory writedowns in the current period. Through the first three months of 2010 and 2009, Dealer inventory writedowns totaled $0.3 million and $3.5 million, respectively. In addition, despite the lower level of revenues, Dealer gross profit improved partially due to higher margins on property sold in the current period.

Expenses

          For the three months ended March 31, 2010 and 2009, expenses consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

	2010	2009	$ Change	% Change

Direct costs of services	$6,871	$9,160	$2,289	25.0%
Dealer cost of sales	1,788	8,666	6,878	79.4%
Marketing expenses	2,965	2,913	(52)	(1.8%)
Salaries and related costs	46,618	47,960	1,342	2.8%
General and administrative expenses	31,243	30,432	(811)	(2.7%)
Depreciation and amortization expense	4,371	5,372	1,001	18.6%
Restructuring charges (net)	119	5,716	5,597	97.9%

Total expenses	$93,975	$110,219	$16,244	14.7%

Direct Costs of Services

          Direct costs of services consists largely of sale specific marketing costs such as auction catalogue production and distribution expenses, sale advertising and promotion expenses, and traveling exhibition costs. Also included in direct costs of services are sale-related shipping expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of our auction offerings. For example, direct costs attributable to single-owner or other high-value collections are typically higher than those associated with standard various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions, as well as higher shipping expenses.

          For the three months ended March 31, 2010, direct costs of services decreased $2.3 million, or 25%, principally due to $3.3 million of costs incurred in the prior year to promote and conduct our first ever auctions in Doha, Qatar in March 2009. There were no comparable sale events or related costs in the first quarter of 2010. To a lesser extent, the decrease in direct costs of services is also attributable to catalogue production and other initiatives implemented in 2009, which allowed us to lower our direct costs in the current period despite the substantial increase in sales volume. Also contributing to the favorable variance versus the prior period are lower shipping costs associated with returning unsold property to consignors due to an improvement in the percentage of lots sold at recent auctions.

          The overall decrease in direct costs of services is partially offset by unfavorable experience in property loss and damage claims, which increased by $1.2 million versus the prior year.

Salaries and Related Costs

          For the three months ended March 31, 2010 and 2009, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

	2010	2009	$ Change	% Change

Full-time salaries	$28,058	$30,784	$2,726	8.9%
Employee benefits	3,780	2,417	(1,363)	(56.4%)
Payroll taxes	4,201	4,007	(194)	(4.8%)
Incentive compensation expense	2,116	1,578	(538)	(34.1%)
Share-based payments	5,850	6,537	687	10.5%
Other *	2,613	2,637	24	0.9%

Total salaries and related costs	$46,618	$47,960	$1,342	2.8%

Legend:

* Principally includes the cost of temporary labor and overtime.

          For the three months ended March 31, 2010, salaries and related costs decreased $1.3 million, or 3%, principally due to lower full-time salaries and a lower level of share-based payments, partially offset by higher employee benefit costs, accrued incentive compensation and payroll taxes. See below for a more detailed discussion of the significant factors contributing to the overall decrease in salaries and related costs.

          Full-Time Salaries—For the three months ended March 31, 2010, full-time salaries decreased $2.7 million, or 9%, primarily due to the impact of headcount reductions resulting from the restructuring plans implemented throughout 2009 (see “Restructuring Plans and Related Charges” below), partially offset by the unfavorable impact of changes in foreign currency exchange rates, which increased full-time salaries by approximately $1 million.

          Share-Based Compensation—Share-based compensation consists of the amortization of expense for awards of restricted stock, restricted stock units, performance share units and stock options. Such equity-based awards are granted annually each February and the value of the awards is generally dependent upon Sotheby’s financial results for the year prior to the grant date. (See Note 15 of Notes to Condensed Consolidated Financial Statements for more detailed information on our share-based compensation programs.)

          For the three months ended March 31, 2010, share-based compensation decreased $0.7 million, or 11%, principally due to lower amortization of expense related to prior years’ equity awards, partially offset by $0.5 million in expense related to stock options granted to certain senior level executives in February 2010. Prior to this grant, no stock options had been awarded by Sotheby’s since 2005.

          For the year ending December 31, 2010, share-based payments are expected to decrease approximately $1 million when compared to 2009. (See statement on Forward Looking Statements.)

          Employee Benefits—Employee benefits include the cost of our retirement plans and health and welfare programs, as well as employee severance costs (excluding severance costs related to the restructuring plans discussed below). Our material retirement plans include defined benefit and defined contribution pension plans for employees in the United Kingdom (“U.K.”) and defined contribution and deferred compensation plans for U.S. employees.

          Generally, the amount of employee benefit cost recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. (the “U.K. Pension Plan”) is significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. The expense recorded for the Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability during a period, which result from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability, as well as employee benefit costs. Losses in deemed participant investments decrease the DCP liability, as well as employee benefit costs.

          For the three months ended March 31, 2010, employee benefit costs increased $1.4 million, or 56%, primarily due to an increase in the market value of the DCP liability. In the current period, the market value of deemed participant investments in the DCP increased by $0.8 million, resulting in an equivalent increase in employee benefit costs. This increase is partially offset by a $0.3 million gain in the value of the trust assets related to the DCP liability. By contrast, in the prior period, the market value of deemed participant investments in the DCP decreased by $1.0 million, resulting in an equivalent reduction in employee benefit costs. This reduction was offset by a loss of $1.4 million in the value of the trust assets related to the DCP liability. As discussed in more detail below, gains and losses on the trust assets related to the DCP liability are reflected within other income (expense).

          Also contributing to the overall increase in employee benefit costs is a $0.3 million increase in costs related to Sotheby’s U.S. defined contribution and deferred compensation plans as a result of Sotheby’s financial performance during the period.

          The overall increase in first quarter employee benefit costs is partially offset by:

•

A $0.3 million increase in the net pension credit related to the U.K. Pension Plan. This increase is attributable to differences in the market-based assumptions used to determine the net pension credit between the periods. In 2010, the net pension credit related to the U.K. Pension Plan is expected to increase by approximately $1.3 million when compared to 2009, primarily as a result of updated market-based assumptions used in determining the net pension credit. (See statement on Forward Looking Statements.)

•	The impact of our restructuring-related headcount reductions implemented throughout 2009.

•	A decrease in contributions to our U.S retirement plans as a result of a May 2009 amendment to the Sotheby’s, Inc. Retirement Savings Plan, which reduced matching contributions by 50%.

          Incentive Compensation—Incentive compensation consists of expense related to Sotheby’s incentive compensation programs. The amount of incentive compensation expense recorded in a period is largely dependent upon the level of Sotheby’s profitability and is ultimately paid at the discretion of the Compensation Committee of Sotheby’s Board of Directors. In addition, incentive compensation includes amounts awarded to employees specifically for the brokering of private sale transactions. For the three months ended March 31, 2010, incentive compensation increased $0.5 million, or 34%, principally due to performance-based compensation accrued as a result of the higher level of private sales commissions earned in the period.

          Payroll Taxes—For the three months ended March 31, 2010, payroll taxes increased $0.2 million, or 5%, primarily as a result of a higher value of equity-based awards vesting during the current period, as well as unfavorable changes in foreign currency exchange rates. These factors are partially offset by the impact of headcount reductions resulting from the restructuring plans implemented throughout 2009 (see “Restructuring Plans and Related Charges” below).

General and Administrative Expenses

          For the three months ended March 31, 2010, general and administrative expenses increased $0.8 million, or 3%, principally due to the following factors:

•

A $2.2 million increase in bad debt expense primarily attributable to a charge of approximately $1 million recorded in the first quarter of 2010 related to an overdue auction receivable balance (see Note 5 of Notes to Condensed Consolidated Financial Statements). Also unfavorably impacting the comparison of bad debt expense to the prior period are bad debt recoveries in the first quarter of 2009 that were not repeated in the current period.

•	A $1.1 million increase in travel and entertainment costs attributable to the pursuit of an increased level of business-getting opportunities.

•	Changes in foreign currency exchange rates, which increased general and administrative expenses by approximately $0.9 million.

          The overall increase in general and administrative expenses is partially offset by a $1.9 million decrease in facility related costs attributable to lower rent and building maintenance expenses in the U.K., as prior period results include rent expense for our former middle-market salesroom in London, which was vacated in June 2009. Also partially offsetting the overall increase in general and administrative expenses is a $1.3 million decrease in professional fees primarily due to lower legal and consulting fees and lower costs associated with Sotheby’s previously outsourced tax compliance function.

          Our existing lease for warehouse space in London expires in the first quarter of 2011. In April 2010, we signed a lease for a new London warehouse, which we expect to occupy in the first quarter of 2011 after we complete the build-out of the facility. Rent expense related to the new warehouse is expected to be $0.7 million in 2010, which is in addition to the rent expense for our existing London warehouse that will continue to be used until its lease expiration date in the first quarter of 2011. (See statement on Forward Looking Statements.)

Depreciation and Amortization Expense

          For the three months ended March 31, 2010, depreciation and amortization expense decreased $1 million, or 19%, when compared to the same period in the prior year. This decrease is primarily attributable to a lower level of recurring capital spending in 2009 than in prior years, as well as certain assets becoming fully depreciated in 2009. Also contributing to the decrease is the difference between the depreciable lives utilized in the accounting for the York Property building, which was purchased in February 2009 and is being depreciated over a 50-year life. Prior to this purchase, we occupied the York Property subject to a capital lease with the related asset being amortized over the initial 20-year term of the lease. See “York Property” below.

Restructuring Plans and Related Charges

          For the three months ended March 31, 2010 and 2009, we recorded net Restructuring Charges of $0.1 million and $5.7 million, respectively, related to the restructuring plans discussed below.

          2008 Restructuring Plan—Due to a downturn in the international art market, on December 1, 2008 and February 26, 2009, Sotheby’s Board of Directors approved restructuring actions impacting the Auction segment, as well as certain corporate departments. These restructuring actions (collectively, the “2008 Restructuring Plan”) were the result of a strategic review of our operations conducted by management between November 2008 and February 2009. The 2008 Restructuring Plan resulted in a 15% decrease in global headcount, a reduction in our selling activities and leased premises in Amsterdam and the vacating of other premises principally in the U.K.. The net Restructuring Charges recorded in the first quarter of 2009 were almost entirely attributable to employee termination benefits resulting from headcount reductions implemented as part of the 2008 Restructuring Plan.

          2009 Restructuring Plan—In March and April 2009, in response to a continued downturn in the international art market, management conducted a further strategic review of Sotheby’s operations, and on April 27, 2009, the Executive Committee of the Board of Directors approved additional restructuring actions (the “2009 Restructuring Plan”). The 2009 Restructuring Plan impacted all areas of our global operations through additional significant cost reductions that resulted from a further 5% decrease in global headcount.

          Restructuring activities resulting from the 2008 Restructuring Plan and 2009 Restructuring Plan are summarized as follows (in thousands of dollars):

	Employee Termination Benefits	Facility Related Costs	Other Costs	Total

Liability at January 1, 2008	$—	$—	$—	$—
Charges for 2008 Restructuring Plan	4,312	—	—	4,312

Liability at December 31, 2008	4,312	—	—	4,312
Charges for 2008 Restructuring Plan	6,446	2,085	427	8,958
Charges for 2009 Restructuring Plan	3,578	—	3	3,581
Cash payments	(12,844)	(1,144)	(359)	(14,347)
Adjustments to liability	(251)	(129)	—	(380)
Foreign currency exchange rate changes	317	54	5	376

Liability at December 31, 2009	1,558	866	76	2,500
Charges for 2008 Restructuring Plan	—	16	132	148
Cash payments	(797)	(92)	(8)	(897)
Adjustments to liability	(59)	41	8	(10)
Foreign currency exchange rate changes	(83)	(58)	(8)	(149)

Liability at March 31, 2010	$619	$773	$200	$1,592

          As of March 31, 2010, the liability related to our restructuring activities was $1.6 million. The current portion of the liability ($1 million) is recorded in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities, and the non-current portion ($0.6 million) is recorded within Other Liabilities. The majority of the remaining liability related to employee termination benefits is expected to be paid by March 31, 2011. The liability for the facility related costs will be paid monthly according to the terms of the underlying lease through September 2014.

          Cost Savings—In total, the 2008 Restructuring Plan and the 2009 Restructuring Plan are expected to result in aggregate annual cost savings of approximately $25 million when compared to 2008. Of this amount, approximately $15 million was realized in 2009, almost entirely due to the headcount reductions.

Net Interest Expense

          For the three months ended March 31, 2010, net interest expense increased $1.7 million, or 18%, primarily due to lower interest income and higher arrangement and commitment fees related to our revolving credit facility. The lower level of interest income is principally due to $0.8 million recognized in the first quarter of 2009 related to a previously delinquent client account that was determined to be collectible.

Extinguishment of Debt

          On January 27, 2009, we repurchased $2.8 million of our 7.75% Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $1 million, net of fees, which was recognized in the first quarter of 2009.

Other Income (Expense)

          In the first quarter of 2010, our results include other income of $0.1 million, as compared to other expense of $2.4 million in the prior period. Other income for the first quarter of 2010 includes a $0.3 million gain from changes in the fair value of the DCP trust assets. In the first quarter of 2009, other expense includes a net loss of $1.4 million related to the DCP trust assets.

Income Tax Expense

          Quarterly tax expense (benefit) is calculated using an estimated annual effective tax rate for the period using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Furthermore, the effective tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with state, federal or foreign tax authorities; or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

          Our effective income tax benefit rate for the three months ended March 31, 2010 is 27.8% compared to 48.5% in the prior year. The decrease in our effective income tax benefit rate is primarily due to a change in the jurisdictional level and mix of earnings. The prior year rate was significantly impacted by our expectation at the time that our consolidated 2009 results would be near breakeven, which exaggerated the impact of certain permanent book-to-tax differences. The overall decrease in our effective income tax benefit rate in the current period is partially offset by income tax expense of $15.6 million recognized during the three months ended March 31, 2009, principally related to the establishment of a valuation allowance against certain state and local deferred tax assets.

          We anticipate our full year effective tax rate, excluding discrete items, will be approximately 33%. The anticipated full year effective tax rate is lower than the statutory rate of 35% primarily due to foreign earnings taxed at lower rates offset by additional U.S. tax on earnings from foreign subsidiaries which are not able to be fully offset by foreign tax credits. The effective income tax benefit rate for the three months ended March 31, 2010 is lower than the anticipated full year effective tax rate as a result of certain tax contingencies recorded as discrete tax expense during the period. The projected full year effective tax rate is also adversely impacted by the expiration of certain U.S. tax provisions relating to the treatment of income earned by controlled foreign corporations that expired on December 31, 2009. If these provisions are extended, there would be a favorable impact on our effective income tax rate in the quarter in which such legislation is enacted. (See statement on Forward Looking Statements.)

YORK PROPERTY

          The land and building located at 1334 York Avenue, New York, New York (the “York Property”) is home to our sole North American auction salesroom and our principal North American exhibition space. On February 7, 2003, we sold the York Property to an affiliate of RFR Holding Corp. (“RFR”). In conjunction with this sale, we leased the York Property back from RFR for an initial 20-year term, with options for us to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

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

          The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is our current intention to either pre-pay or refinance the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded in the Condensed Consolidated Balance Sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. We paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to interest expense over the remaining expected term of the loan. The March 31, 2010 carrying value of the York Property Mortgage was $216.3 million, and its fair value was approximately $230 million. (See Notes 6 and 10 of Notes to Condensed Consolidated Financial Statements.)

          As a result of the consummation of the York Property purchase on February 6, 2009, the existing capital lease obligation of $167 million, which had an effective interest rate of 10.4%, and the related $122 million net capital lease asset, as well as a $16 million deferred gain related to the sale of the York Property in 2003 were derecognized, and the net effect was deducted from the initial carrying value of the York Property. Accordingly, the land and building acquired in conjunction with the purchase of the York Property was recorded at an initial carrying value of approximately $292.3 million, computed as follows (in thousands of dollars):

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes our material contractual obligations and commitments as of March 31, 2010 (in thousands of dollars):

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

York Property Mortgage (1)
Principal	$235,000	$2,003	$6,390	$7,163	$219,444
Interest	67,566	13,032	25,617	24,844	4,073

Sub-total	302,566	15,035	32,007	32,007	223,517

Unsecured debt (2)
Principal payments	328,250	—	—	200,000	128,250
Interest payments	75,911	16,189	32,379	22,760	4,583

Sub-total	404,161	16,189	32,379	222,760	132,833

Other commitments:
Operating lease obligations (3)	84,375	13,530	18,904	15,189	36,752
Employment arrangements (4)	16,177	7,491	7,365	1,321	—
Uncertain tax positions (5)	—	—	—	—	—

Sub-total	100,552	21,021	26,269	16,510	36,752

Total	$807,279	$52,245	$90,655	$271,277	$393,102

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

(3)

Represents rental payments due under our operating lease obligations. Our existing lease for warehouse space in London expires in the first quarter of 2011. As a result, in April 2010, we signed a lease for a new London warehouse, which we expect to occupy beginning in the first quarter of 2011 after we complete the build-out of the facility. Rental payments for this facility are not included in the table above as the lease was not signed as of March 31, 2010. The lease provides for a three-year rent free period, with rent payments of $0.8 million annually in 2013 and 2014 and $11.2 million, in total, thereafter.

(4)

Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between March 2011 and February 2014. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under our incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation and continuation of benefits upon termination of employment under certain circumstances.

(5)

Excludes the $17.2 million liability recorded for uncertain tax positions, including interest and penalties, that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in our March 31, 2010 Condensed Consolidated Balance Sheets. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 17 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF BALANCE SHEET ARRANGEMENTS

Auction Guarantees

          From time to time in the ordinary course of our business, we will guarantee to sellers a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, we must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. We are generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above a minimum price. If the property does not sell, the amount of the auction guarantee must be paid, but we have the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is reflected as Inventory in the Condensed Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of realizable value. The sale proceeds that we ultimately realize in these situations may equal, exceed or be less than the amount recorded as Inventory in the Condensed Consolidated Balance Sheets.

          We may reduce our financial exposure under auction guarantees through risk and reward sharing arrangements with partners including:

•

Arrangements under which an unaffiliated counterparty contractually commits to bid a predetermined price on the guaranteed property (an “irrevocable bid”). If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

•

Arrangements under which an unaffiliated counterparty contractually commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty is entitled to receive a share of the auction commission earned and/or a share of any overage if the property sells.

          The counterparties to these auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. We could be exposed to credit-related losses in the event of nonperformance by these counterparties.

          As of March 31, 2010, we had outstanding auction guarantees totaling $12.7 million, with the related property having pre-sale low and high estimates (1) of $12.6 million and $17.9 million, respectively. Our financial exposure under these auction guarantees was reduced by $12.6 million as a result of irrevocable bids from unaffiliated counterparties. As of March 31, 2010, we had advanced $4.7 million of the guaranteed amount, which was recorded within Notes Receivable in the Condensed Consolidated Balance Sheets (see Note 5).

          (1) Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

          In response to the uncertain economic environment and the downturn in the international art market that was evident for most of 2009, we substantially reduced our use of auction guarantees in 2009 when compared to the three years prior. We have continued to limit our use of auction guarantees in 2010, and we have been able to secure a significantly higher level of high-value consignments when compared to the prior year. Going forward, we expect to remain prudent in our use of auction guarantees. (See statement on Forward Looking Statements.)

DERIVATIVE FINANCIAL INSTRUMENTS

          We utilize forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent when necessary, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, we purchase foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction. All derivative financial instruments are entered into by our global treasury function, which is responsible for managing our exposure to foreign currency exchange rate movements.

          As of March 31, 2010, the notional value of outstanding forward exchange contracts was $70 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related losses in the event of nonperformance by the two counterparties to our outstanding forward exchange contracts. We do not expect either of these counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of March 31, 2010 and March 31, 2009, the Condensed Consolidated Balance Sheets included liabilities of $0.1 million and $0.9 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of the our outstanding derivative instruments on that date. As of December 31, 2009, the Condensed Consolidated Balance Sheets included an asset of $0.1 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of our outstanding derivative instruments on that date.

CONTINGENCIES

          For information related to Contingences, see Notes 5, 12, 13 and 17 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSTIONS

          For information related to Uncertain Tax Positions, see Note 17 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITON AS OF MARCH 31, 2010

          This discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2010, total cash and cash equivalents decreased approximately $106.7 million to $214.9 million primarily due to the factors discussed below.

          Cash Used by Operating Activities—Net cash used by operating activities of $71.1 million for the three months ended March 31, 2010 is principally attributable to a $49.8 million net decrease in amounts owed to clients due to the timing of when auction sales occurred and settled and a $17.4 million decrease in accounts payable and accrued liabilities, partially offset by our operating results for the period.

          Cash Used by Investing Activities—Net cash used by investing activities of $33.4 million for the three months ended March 31, 2010 is principally due to a $29.4 million net increase in client loans.

          Cash Used by Financing Activities—Net cash used by financing activities of $0.7 million for the three months ended March 31, 2010 is principally due to the funding of employee tax obligations upon the vesting of equity awards during the period ($5.9 million) and $3.4 million in dividend payments. These cash outflows were almost entirely offset by $8.6 million in proceeds from the exercise of stock options.

NET DEBT

          The table below summarizes our net debt position as of March 31, 2010, December 31, 2009 and March 31, 2009 (in thousands of dollars):

	March 31, 2010	December 31, 2009	March 31, 2009

Cash and cash equivalents	$214,885	$321,579	$28,461

Debt:
Convertible Notes (due June 2013)	173,780	171,999	166,856
Senior Notes (due June 2015)	126,797	126,747	126,599
York Property Mortgage (due July 2015)	216,287	215,396	212,723

Total debt	516,864	514,142	506,178

Net debt	$(301,979)	$(192,563)	$(477,717)

          The improvement in our net debt position as of March 31, 2010 when compared to March 31, 2009 is primarily attributable to a significantly higher level of cash, which is principally a function of our higher operating results for the twelve months ended March 31, 2010. To a lesser extent, the improvement is due to a faster rate of collection on our auction receivables, as well as proceeds received from sales of inventory.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and Cash Equivalents—As of March 31, 2010, Sotheby’s had cash and cash equivalents of approximately $214.9 million, which is invested on a short-term basis in the highest rated overnight deposits with major banks.

          Revolving Credit Facility—Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”).The following summary does not purport to be a complete summary of the Credit Agreement and is qualified in its entirety by reference to the Credit Agreement, a copy of which was filed as Exhibit 10.1 to Sotheby’s Form 8-K filed with the SEC on September 1, 2009. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement.

          The Credit Agreement has a maturity date of August 31, 2012 and provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $50 million for U.K. based borrowings. The borrowings available under the Credit Agreement are limited by a borrowing base equal to 85% of Eligible Art Loans, plus 30% of Eligible Art Inventory, plus 15% of Consolidated Net Tangible Assets, subject to certain limitations and reserves. On May 5, 2010, the Credit Agreement was amended to expand the definition of Eligible Art Loans to include those with stated maturity dates between 18 and 24 months.

          Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. As of March 31, 2010, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility, and the amount of available borrowings was approximately $144 million, as calculated under the borrowing base.

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

          Borrowings are, at the Borrowers’ option, either Dollar Index Rate Loans (for U.S. Borrowers only) or LIBOR Rate Loans. Dollar Index Rate Loans bear interest from the applicable borrowing date at an annual rate equal to (a) the highest of (i) the “Prime Rate” as quoted in The Wall Street Journal, (ii) the Federal Funds Rate plus 3.0%, or (iii) the LIBOR Rate based upon the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page plus 1.0%, plus (b) the Applicable Margin, which is generally 3.0% to 3.5% based upon the level of outstanding borrowings under the Revolving Credit Facility. The LIBOR Loan Rate for Dollars or Pounds Sterling, as the case may be, for an interest period is equal to (x) the highest of (i) the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page, (ii) if the interest period is less than three months, the offered rate for deposits in such currency on the Reuters Screen for an Interest Period of three months, and (iii) 2%, plus (y) the Applicable Margin, which is generally 4.0% to 4.5% based upon the level of outstanding borrowings under the Revolving Credit Facility.

          The Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees, limitations on the use of proceeds from borrowings under the Credit Agreement, limitations on the ability to merge, liquidate, consolidate, dispose of assets or capital stock, and limitations on material changes to the nature of Sotheby’s business. The Credit Agreement also restricts quarterly dividend payments to the lesser of $0.05 per share or $4 million. The maximum level of quarterly dividend payments may be increased depending upon Sotheby’s achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement.

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

          These financial covenants were not applicable for the twelve month period ending March 31, 2010.

          Sotheby’s incurred approximately $7.5 million in fees related to the Credit Agreement, which are being amortized on a straight-line basis to interest expense over the three-year term of the facility. Additionally, commitment fees of 1.0% per year are charged for undrawn amounts committed under the Revolving Credit Facility.

          Liquidity Requirements—We generally rely on operating cash flows supplemented, on occasion, by Revolving Credit Facility borrowings to meet our liquidity requirements.

          Our short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of dividends, as well as the funding of the short-term commitments due on or before March 31, 2011 as summarized in the table of contractual obligations and commitments above.

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

          If our strong liquidity position continues to build in future periods, management will likely consider opportunities to re-invest cash in our existing operations or will consider other more traditional corporate finance alternatives. These alternatives could include a repurchase of a portion of our Senior Notes, some action with respect to our dividend and/or a repurchase of shares of our Common Stock. Any and all of these alternatives would be subject to future operating results, consideration and approval from our Board of Directors and compliance with covenants within the Credit Agreement, several of which are discussed above. (See statement on Forward Looking Statements).

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment to SFAS No. 140,” which is codified in Accounting Standards Codification (“ASC”) 860 (Transfers and Servicing). This standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard became effective on January 1, 2010 and has not had an impact on Sotheby’s consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which is codified in ASC 810 (Consolidation). This standard changes how companies determine whether an entity that is insufficiently capitalized or is controlled through voting (or similar rights) should be consolidated. This standard became effective on January 1, 2010 and has not had an impact on Sotheby’s consolidated financial statements.

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

RECENT LEGISLATION

          In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could result in additional health care and other costs for Sotheby’s, but we do not expect any material short-term impact on our financial results as a result of the legislation and are currently assessing the extent of any long-term impact. Sotheby’s does not provide retiree health benefits, and therefore will not be impacted by the elimination of the tax deductibility of the Medicare Part D subsidy resulting from this legislation. (See statement on Forward Looking Statements.)

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of March 31, 2010, our material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to our deferred compensation liability, (v) the York Property Mortgage, (vi) our 7.75% Senior Notes, (vii) our 3.125% Convertible Notes, (viii) our deferred compensation liability and (ix) our outstanding forward exchange contracts.

          We believe that the interest rate risk associated with our financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to our cash flow, earnings, and the fair value related to our financial instruments. (See statement on Forward Looking Statements.)

          As of March 31, 2010, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $24 million.

          We utilize forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent when necessary, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, we purchase foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction. At March 31, 2010, we had $70 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under such contracts. We are exposed to credit-related losses in the event of nonperformance by the two counterparties to our forward exchange contracts, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note 16 of Notes to Condensed Consolidated Financial Statements.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of March 31, 2010, Sotheby’s has carried out an evaluation, under the supervision and with the participation of Sotheby’s management, including Sotheby’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Sotheby’s disclosure controls and procedures. Based upon that evaluation, Sotheby’s Chief Executive Officer and Chief Financial Officer have concluded that Sotheby’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2010.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect approximately $18 million for three paintings (of which approximately $12 million has been collected as of the date of this filing) that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. In March 2010, the court granted Sotheby’s motions for summary judgment and denied Mr. Minor’s motion for partial summary judgment. The Court entered a judgment in Sotheby’s favor in the amount of $6.6 million, including prejudgment interest. The judgment also included an award of attorney’s fees, in an amount to be determined. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. Management believes that there are meritorious defenses to the claims asserted in the counterclaim to the New York action, and it is being vigorously defended.

ITEM 1A: RISK FACTORS

          Sotheby’s operating results and liquidity are significantly influenced by a number of risk factors, many of which are not within its control. These factors, which are not ranked in any particular order, are discussed below.

The global economy and the financial markets and political conditions of various countries may negatively affect Sotheby’s business and customers, as well as the supply of and demand for works of art.

          The international art market is influenced over time by the overall strength and stability of the global economy and the financial markets of various countries, although this correlation may not be immediately evident. In addition, global political conditions and world events may affect Sotheby’s business through their effect on the economies of various countries, as well as on the willingness of potential buyers and sellers to purchase and sell art in the wake of economic uncertainty. Sotheby’s business can be particularly influenced by the economies, financial markets and political conditions of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia. Accordingly, weakness in those economies and financial markets can adversely affect the supply and demand of works of art and Sotheby’s business. Furthermore, global political conditions may also influence the enactment of legislation that could adversely impact Sotheby’s business.

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

          Sotheby’s has operations throughout the world, with approximately 58% of its revenues earned outside of the U.S. in 2009. Revenues and expenses relating to Sotheby’s foreign operations are translated using weighted average monthly exchange rates during the year in which they are recognized. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling and Euro, can significantly increase or decrease Sotheby’s results of operations.

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

          Sotheby’s is largely a service business in which the ability of its employees to develop and maintain relationships with potential sellers and buyers of works of art is essential to its success. Moreover, Sotheby’s business is complex, making it important to retain key specialists and members of management. Accordingly, Sotheby’s business is highly dependent upon its success in attracting and retaining qualified personnel.

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

Demand for art-related financing is unpredictable, which may cause significant variability in Sotheby’s financial results.

          Sotheby’s business is, in part, dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections. Accordingly, Sotheby’s financial results are subject to significant variability from period to period.

The strategic initiatives and restructuring plans being implemented by Sotheby’s may not succeed.

          Sotheby’s is implementing certain strategic initiatives and restructuring plans, which are being relied on to improve profitability. Accordingly, Sotheby’s future operating results are dependent in part on management’s success in implementing these plans. Additionally, the implementation of Sotheby’s strategic plans and restructuring plans could unfavorably impact its short-term operating results. (See statement on Forward Looking Statements.) (See “Restructuring Plans and Related Charges” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Tenth Amendment to the Agreement of Partnership, dated February 18, 2010, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art.

10.2

Amendment No. 2 to Credit Agreement, dated as of February 25, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England) and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender and the Lenders.

	10.3	Severance Agreement between Sotheby’s and Kevin Ching, dated January 1, 2010, effective January 1, 2010.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)

On February 16, 2010, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and Item 9.01, “Financial Statements and Exhibits.”

	(ii)	On March 3, 2010, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: May 6, 2010

Exhibit Index

Exhibit No.	Description

10.2	Tenth Amendment to the Agreement of Partnership, dated February 18, 2010, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art.

10.2

Amendment No. 2 to Credit Agreement, dated as of February 25, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England) and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender and the Lenders.

10.3	Severance Agreement between Sotheby’s and Kevin Ching, dated January 1, 2010, effective January 1, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.