Form 10-Q
period 2010-06-30
SOTHEBYS
filed 2010-08-05
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

Yes ☐ No ☒

As of July 27, 2010, there were 67,012,552 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues:
Auction and related revenues	$269,801	$151,007	$365,428	$196,985
Finance revenues	2,023	2,245	4,636	4,664
Dealer revenues	8,337	13,055	10,857	17,801
License fee revenues	1,129	770	1,834	1,549
Other revenues	120	244	534	750

Total revenues	281,410	167,321	383,289	221,749

Expenses:
Direct costs of services	21,159	14,509	28,030	23,669
Dealer cost of sales	6,527	11,840	8,315	20,506
Marketing expenses	3,251	3,054	6,216	5,967
Salaries and related costs	74,321	49,356	120,939	97,316
General and administrative expenses	32,376	30,372	63,619	60,804
Depreciation and amortization expense	4,081	5,087	8,452	10,459
Restructuring charges (net)	(21)	4,803	98	10,519

Total expenses	141,694	119,021	235,669	229,240

Operating income (loss)	139,716	48,300	147,620	(7,491)

Interest income	385	1,551	738	3,151
Interest expense	(11,717)	(11,431)	(23,336)	(22,585)
Extinguishment of debt	—	—	—	1,039
Write-off of credit facility amendment fees	—	(1,261)	—	(1,261)
Other expense	(933)	(1,446)	(872)	(3,833)

Income (loss) before taxes	127,451	35,713	124,150	(30,980)
Equity in earnings of investees, net of taxes	36	242	244	91
Income tax expense (benefit)	41,248	23,774	40,332	(8,578)

Net income (loss)	$86,239	$12,181	$84,062	$(22,311)

Basic earnings (loss) per share - Sotheby’s common shareholders (see Note 3)	$1.27	$0.18	$1.24	$(0.34)

Diluted earnings (loss) per share - Sotheby’s common shareholders (see Note 3)	$1.26	$0.18	$1.22	$(0.34)

Weighted average basic shares outstanding	66,337	65,207	66,167	65,079

Weighted average diluted shares outstanding	67,041	65,347	66,972	65,079

Cash dividends paid per common share	$0.05	$0.05	$0.10	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	June 30, 2010 (UNAUDITED)	December 31, 2009	June 30, 2009 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$462,549	$321,579	$141,383
Restricted cash	31,864	24,115	11,495
Accounts receivable, net of allowance for doubtful accounts of $4,996, $5,183 and $6,550	666,766	373,717	475,974
Notes receivable, net of allowance for credit losses of $1,148, $1,028 and $1,127	61,182	64,461	59,251
Inventory	143,416	142,565	168,566
Deferred income taxes	14,021	14,589	14,544
Income tax receivable	5,948	8,130	13,806
Prepaid expenses and other current assets	16,634	19,211	19,656

Total Current Assets	1,402,380	968,367	904,675

Non-Current Assets:
Notes receivable	91,951	100,008	95,864
Fixed assets, net of accumulated depreciation and amortization of $138,691, $139,814 and $190,174	364,508	370,224	378,263
Goodwill	13,941	14,591	14,639
Intangible assets, net of accumulated amortization of $5,193, $5,332 and $4,340	881	1,765	2,623
Equity method investments	16,337	17,121	17,706
Deferred income taxes	44,269	44,889	86,619
Trust assets related to deferred compensation liability	35,875	37,451	34,340
Pension asset	15,125	12,789	15,953
Other assets	17,185	18,918	15,875

Total Assets	$2,002,452	$1,586,123	$1,566,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$638,074	$348,303	$341,085
Accounts payable and accrued liabilities	69,538	54,298	67,389
Accrued salaries and related costs	46,710	28,612	12,383
Accrued income taxes	31,849	2,831	18,503
Deferred income taxes	603	603	1,293
Other current liabilities	14,763	7,828	3,717

Total Current Liabilities	801,537	442,475	444,370

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $43,624, $49,107 and $54,451	516,883	512,939	508,799
Deferred income taxes	452	452	1,698
Accrued income taxes	12,083	11,231	14,815
Deferred compensation liability	32,394	34,472	31,283
Other liabilities	6,854	7,569	7,142

Total Liabilities	1,370,203	1,009,138	1,008,107

Commitments and contingencies (see Note 12)

Shareholders’ Equity:
Common Stock, $0.01 par value Authorized shares at June 30, 2010—200,000,000 Issued and outstanding shares 67,007,643, 67,157,342 and 66,892,593	668	672	660
Additional paid-in capital	327,366	317,081	303,140
Retained earnings	374,568	297,579	288,537
Accumulated other comprehensive loss	(70,353)	(38,347)	(33,887)

Total Shareholders’ Equity	632,249	576,985	558,450

Total Liabilities and Shareholders’ Equity	$2,002,452	$1,586,123	$1,566,557

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Six Months Ended

	June 30, 2010	June 30, 2009

Operating Activities:
Net income (loss)	$84,062	$(22,311)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	8,452	10,459
Gain on extinguishment of debt	—	(1,039)
Equity in earnings of investees	(244)	(91)
Deferred income tax expense (benefit)	3,783	(27,409)
Share-based compensation	10,636	12,066
Net pension benefit	(1,826)	(1,105)
Asset provisions	2,956	2,859
Amortization of discount on long-term debt	5,483	4,911
Other	302	534

Changes in assets and liabilities:
Accounts receivable	(316,942)	88,301
Due to consignors	298,649	(88,641)
Inventory	(10,147)	13,696
Prepaid expenses and other current assets	1,814	1,960
Other long-term assets	2,022	(1,389)
Trust assets related to the deferred compensation liability	1,576	(1,149)
Income tax receivable and deferred income tax assets	(962)	12,434
Accrued income taxes and deferred income tax liabilities	29,469	4,875
Accounts payable and accrued liabilities and other liabilities	27,171	(55,027)

Net cash provided (used) by operating activities	146,254	(46,066)

Investing Activities:
Funding of notes receivable	(104,170)	(53,395)
Collections of notes receivable	121,070	80,254
Capital expenditures	(6,954)	(94,577)
Distributions from equity investees	1,160	850
(Increase) decrease in restricted cash	(9,868)	14,420

Net cash provided (used) by investing activities	1,238	(52,448)

Financing Activities:
Repayment of 7.75% Senior Notes	—	(1,647)
Dividends paid	(6,881)	(13,636)
Decrease in York Property capital lease obligation	—	(49)
Proceeds from exercise of employee stock options	9,347	259
Other financing activities	(6,300)	—

Net cash used by financing activities	(3,834)	(15,073)

Effect of exchange rate changes on cash and cash equivalents	(2,688)	1,502

Increase (decrease) in cash and cash equivalents	140,970	(112,085)
Cash and cash equivalents at beginning of period	321,579	253,468

Cash and cash equivalents at end of period	$462,549	$141,383

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

          For the three months ended June 30, 2010 and 2009, less than 0.1 million and 0.8 million of potentially dilutive shares of Common Stock, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, less than 0.1 million and 3.2 million shares, respectively, of potentially dilutive common stock were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

          The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Basic:
Numerator:
Net income (loss) attributable to Sotheby’s	$86,239	$12,181	$84,062	$(22,311)
Less: Net income attributable to participating securities	1,905	471	2,176	N/A

Net income (loss) attributable to Sotheby’s common shareholders	$84,334	$11,710	$81,886	$(22,311)

Denominator:
Weighted average common shares outstanding	66,337	65,207	66,167	65,079

Basic earnings (loss) per share - Sotheby’s common shareholders	$1.27	$0.18	$1.24	$(0.34)

Diluted:
Numerator:
Net income (loss) attributable to Sotheby’s	$86,239	$12,181	$84,062	$(22,311)
Less: Net income attributable to participating securities	1,886	471	2,152	N/A

Net income (loss) attributable to Sotheby’s common shareholders	$84,353	$11,710	$81,910	$(22,311)

Denominator:
Weighted average common shares outstanding	66,337	65,207	66,167	65,079
Weighted average dilutive potential common shares outstanding	704	140	805	N/A

Denominator for calculation of diluted earnings (loss) per share	67,041	65,347	66,972	65,079

Diluted earnings (loss) per share - Sotheby’s common shareholders	$1.26	$0.18	$1.22	$(0.34)

4. Segment Reporting

          Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. The table below presents Sotheby’s revenues and income (loss) before taxes by segment for the three and six months ended June 30, 2010 and 2009 (in thousands of dollars):

Three months ended June 30, 2010	Auction	Finance	Dealer	All Other	Reconciling items*	Total

Revenues	$269,801	$4,565	$8,337	$1,249	$(2,542)	$281,410
Segment income (loss) before taxes	$123,854	$2,759	$3	$890	$(55)	$127,451

Three months ended June 30, 2009

Revenues	$151,007	$3,054	$13,055	$1,014	$(809)	$167,321
Segment income (loss) before taxes	$33,777	$2,255	$(445)	$496	$(370)	$35,713

Six months ended June 30, 2010

Revenues	$365,428	$8,741	$10,857	$2,368	$(4,105)	$383,289
Segment income (loss) before taxes	$118,444	$6,009	$(1,325)	$1,396	$(374)	$124,150

Six months ended June 30, 2009

Revenues	$196,985	$5,958	$17,801	$2,299	$(1,294)	$221,749
Segment (loss) income before taxes	$(29,767)	$3,786	$(6,964)	$1,100	$865	$(30,980)

*

The reconciling items related to Revenues represent charges from the Finance segment to the Auction segment for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment Revenues and in Auction segment Direct Costs.

          The table below presents the unallocated amounts and reconciling items related to segment income (loss) before taxes for the three and six months ended June 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Segments:
Auction	$123,854	$33,777	$118,444	$(29,767)
Finance	2,759	2,255	6,009	3,786
Dealer	3	(445)	(1,325)	(6,964)
All Other	890	496	1,396	1,100

Segment income (loss) before taxes	127,506	36,083	124,524	(31,845)

Unallocated amounts and reconciling items:
Extinguishment of debt (see Note 10)	—	—	—	1,039
Equity in earnings of investees **	(55)	(370)	(374)	(174)

Income (loss) before taxes	$127,451	$35,713	$124,150	$(30,980)

**

Represents Sotheby’s share of pre-tax earnings related to its equity investees. Such amounts are included in the table above in loss before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Statements of Operations.

          The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2010, December 31, 2009 and June 30, 2009 (in thousands of dollars):

	June 30, 2010	December 31, 2009	June 30, 2009

Segments:
Auction	$1,682,993	$1,244,210	$1,195,874
Finance	153,010	161,510	155,736
Dealer	100,516	112,692	99,854
All Other	1,695	103	124

Total segment assets	1,938,214	1,518,515	1,451,588
Unallocated amounts:
Deferred tax assets and income tax receivable	64,238	67,608	114,969

Consolidated assets	$2,002,452	$1,586,123	$1,566,557

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

          Under Sotheby’s standard payment terms, payments from buyers are due no more than 30 days from the sale date and consignor payments are made 35 days from the sale date. However, in certain collecting categories, extended payment terms are sometimes provided to buyers who are well-known to Sotheby’s in order to support and market a sale. Such terms typically extend the payment due date from 30 days to a date that is no greater than one year from the sale date. When providing extended payment terms, Sotheby’s attempts to match the timing of receipt from the buyer with payment to the consignor, but is not always successful in doing so.

          Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future auction or negotiate a private sale. However, at times, Sotheby’s pays the consignor before payment is collected from the buyer and/or allows the buyer to take possession of the property before payment is received. In situations when the buyer takes possession of the property before payment is received, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of June 30, 2010, net Accounts Receivable of $666.8 million includes $66.5 million related to such situations. In addition, in certain circumstances, Sotheby’s may guarantee to consignors the collection of payment from the buyer for property that is sold at auction. In the event that a buyer defaults on payment on the purchase of property for which the collection of payment has been guaranteed by Sotheby’s to the consignor, Sotheby’s would pay the hammer price of the property to the consignor at settlement date and therefore take title to the property. As a result, Sotheby’s would have the ability to recover a portion, or all, of the proceeds funded to the consignor via the eventual sale of the property.

          Notes Receivable—The Finance segment provides certain collectors and art dealers with financing, generally secured by works of art that Sotheby’s either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will generally occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby’s to establish or enhance mutually beneficial relationships with borrowers and are intended to generate future auction consignments, although such loans do not always result in consignments. Secured loans are made with full recourse against the borrower. The collection of the secured loans made by Sotheby’s can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed by the application of such laws. In certain limited circumstances, in order to attract future consignments, Sotheby’s also makes unsecured loans to clients. As of June 30, 2010, the net notes receivable balance included an unsecured loan of $7.5 million, which is due to be repaid in the fourth quarter of 2010.

          The target loan-to-value ratio (principal loan amount divided by the low auction estimate of the collateral) for Finance segment secured loans is 50% or lower. However, certain loans are made at initial loan-to-value ratios significantly higher than 50%. In addition, as a result of the normal periodic revaluation of loan collateral, the loan-to-value ratio of certain loans may increase above the 50% target loan-to-value ratio due to decreases in the low auction estimates of the collateral. As of June 30, 2010, the loan-to-value ratio of Finance segment secured loans was 37%. As of June 30, 2010, Finance segment secured loans with loan-to-value ratios above 50% totaled $60.5 million and represented 40% of net Notes Receivable. The collateral related to these loans has a low auction estimate of approximately $102.2 million.

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

          As of June 30, 2010, loans of $25.3 million and $17.7 million (both of which are classified within non-current Notes Receivable) comprised approximately 17% and 12%, respectively, of the net Notes Receivable balance.

          The weighted average interest rates earned on Notes Receivable were 4.2% and 5.4% for the three months ended June 30, 2010 and 2009, respectively, and 5.2% and 5.5% for the six months ended June 30, 2010 and 2009, respectively.

6. York Property

          The land and building located at 1334 York Avenue, New York, New York (the “York Property”) is home to Sotheby’s sole North American auction salesroom and its principal North American exhibition space, as well as its corporate headquarters. On February 7, 2003, Sotheby’s sold the York Property to an affiliate of RFR Holding Corp. (“RFR”). In conjunction with this sale, Sotheby’s leased the York Property back from RFR for an initial 20-year term, with options for Sotheby’s to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

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

          The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to either pre-pay or refinance the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on the balance sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. Sotheby’s paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to interest expense over the remaining expected term of the loan. The June 30, 2010 carrying value of the York Property Mortgage was $217.1 million, and its fair value was approximately $234 million. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

          The York Property and the York Property Mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby’s that maintains its own books and records and whose results are ultimately consolidated into Sotheby’s financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby’s affiliates or any other entity.

7. Goodwill

          For the six months ended June 30, 2010 and 2009, changes in the carrying value of Goodwill, which is entirely attributable to the Auction segment, were as follows (in thousands of dollars):

	2010	2009

Balance as of January 1	$14,591	$14,202
Foreign currency exchange rate changes	(650)	437

Balance as of June 30	$13,941	$14,639

          Since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (now codified under Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”) through June 30, 2010, Sotheby’s has incurred total goodwill impairment losses of $18.4 million, which are entirely attributable to the goodwill acquired as a result of its acquisition of Noortman Master Paintings (“NMP”), which is a reporting unit in the Dealer segment.

8. Intangible Assets

          Sotheby’s has intangible assets principally as a result of its acquisitions of NMP in June 2006 and an auction house in Paris, France in March 2007. As of June 30, 2010, December 31, 2009 and June 30, 2009, Intangible Assets consisted of the following (in thousands of dollars):

	June 30, 2010	December 31, 2009	June 30, 2009

Indefinite lived intangible assets:
Trade Name and other	$324	$324	$324
Amortizable intangible assets:
Customer Relationships	5,750	6,773	6,639
Accumulated amortization	(5,193)	(5,332)	(4,340)

Sub-total	557	1,441	2,299

Total	$881	$1,765	$2,623

          For the three months ended June 30, 2010 and 2009, amortization expense related to Intangible Assets was approximately $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2010 and 2009, amortization expense related to Intangible Assets was approximately $0.7 million and $0.8 million, respectively. The remaining customer relationships have a weighted average remaining useful life of 1.9 years, and the related annual amortization expense for the remaining useful lives of the customer relationships is expected to be approximately $0.2 million, $0.3 million and $0.1 million in 2010, 2011 and 2012, respectively.

9. Restructuring

          For the three and six months ended June 30, 2009, Sotheby’s recorded net Restructuring Charges of $4.8 million and $10.5 million, respectively. For the three and six months ended June 30, 2010, Sotheby’s recorded net Restructuring Charges of under $100,000 in each period. See below for a brief description of Sotheby’s restructuring plans.

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

          Restructuring activities resulting from the 2008 Restructuring Plan and 2009 Restructuring Plan are summarized in the table below (in thousands of dollars):

	Employee Termination Benefits	Facility Related Costs	Other Costs	Total

Liability at January 1, 2008	$—	$—	$—	$—
Charges for 2008 Restructuring Plan	4,312	—	—	4,312

Liability at December 31, 2008	4,312	—	—	4,312
Charges for 2008 Restructuring Plan	6,446	2,085	427	8,958
Charges for 2009 Restructuring Plan	3,578	—	3	3,581
Cash payments	(12,844)	(1,144)	(359)	(14,347)
Adjustments to liability	(251)	(129)	—	(380)
Foreign currency exchange rate changes	317	54	5	376

Liability at December 31, 2009	1,558	866	76	2,500
Charges for 2008 Restructuring Plan	—	30	147	177
Cash payments	(920)	(180)	(12)	(1,112)
Adjustments to liability	(104)	47	12	(45)
Foreign currency exchange rate changes	(100)	(120)	(27)	(247)

Liability at June 30, 2010	$434	$643	$196	$1,273

          As of June 30, 2010, the liability related to Sotheby’s restructuring activities was $1.3 million. The current portion of the liability ($0.8 million) is recorded in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities, and the non-current portion ($0.5 million) is recorded within Other Liabilities. The majority of the remaining liability related to employee termination benefits is expected to be paid by March 31, 2011. The liability for facility related costs will be paid monthly according to the terms of the underlying lease through September 2014.

10. Debt

          Revolving Credit Facility—Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The following summary does not purport to be a complete summary of the Credit Agreement and is qualified in its entirety by reference to the Credit Agreement and its amendments, copies of which were filed as Exhibit 10.1 to Sotheby’s Form 8-K filed with the SEC on September 1, 2009, Exhibit 10.18 to Sotheby’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 and Exhibit 10.1 to this Form 10-Q. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and its amendments.

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

          Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. As of June 30, 2010, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility, and the amount of available borrowings was approximately $126.6 million, as calculated under the borrowing base.

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

          These financial covenants were not applicable for the twelve month period ending June 30, 2010.

          Sotheby’s incurred approximately $7.7 million in fees related to the Credit Agreement, which are being amortized on a straight-line basis to Interest Expense over the three-year term of the facility. Additionally, commitment fees of 1.0% per year are charged for undrawn amounts committed under the Revolving Credit Facility.

          Long-Term Debt—As of June 30, 2010, December 31, 2009 and June 30, 2009, Long-Term Debt consisted of the following (in thousands of dollars):

	June 30, 2010	December 31, 2009	June 30, 2009

York Property Mortgage, net of unamortized discount of $17,822, $19,603 and $21,385	$214,435	$214,193	$213,615
Senior Notes, net of unamortized discount of $1,398, $1,503 and $1,603	126,852	126,747	126,647
Convertible Notes, net of unamortized discount of $24,404, $28,001 and $31,463	175,596	171,999	168,537

Total	$516,883	$512,939	$508,799

          In the twelve months following the June 30, 2010 balance sheet date, Sotheby’s is scheduled to repay approximately $2.7 million of principal on the York Property Mortgage. Accordingly, this amount is reflected in the Condensed Consolidated Balance Sheets within Other Current Liabilities as of June 30, 2010. See Note 6 for more detailed information related to the York Property Mortgage. See the captioned sections below for information related to the Convertible Notes and the Senior Notes.

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

          As of June 30, 2010, the Senior Notes had a fair value of approximately $128.3 million based on a broker quoted price.

          Convertible Notes—On June 17, 2008, Sotheby’s issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby’s may not redeem the Convertible Notes prior to their stated maturity date. As of June 30, 2010, the Convertible Notes had a fair value of approximately $194.9 million based on a broker quoted price.

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

          The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects Sotheby’s nonconvertible debt borrowing rate when interest expense is recognized. The resulting equity component (i.e., the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification and represents the original issue discount for the purposes of accounting for the liability component of the convertible debt instrument. As a result of separately recording the liability and equity components at their fair values, the Convertible Notes have an effective interest rate of 7.75%. As of June 30, 2010, management evaluated the embedded conversion option in the Convertible Notes and concluded that it should not be accounted for separately because the conversion option is indexed to Sotheby’s Common Stock and is classified as Shareholders’ Equity. Accordingly, the embedded conversion option in the Convertible Notes has not been remeasured and remains recorded as a component of Additional Paid-In Capital. As of June 30, 2010, the unamortized discount related to the Convertible Notes was $24.4 million and will be amortized to Interest Expense over the 35.5 months remaining until maturity using the effective interest rate method.

          For the three and six months ended June 30, 2010 and 2009, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Contractual coupon interest expense	$1,562	$1,562	$3,125	$3,125
Discount amortization	1,817	1,682	3,598	3,330

Total	$3,379	$3,244	$6,723	$6,455

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

          Future Principal and Interest Payments—As of June 30, 2010, the aggregate future principal and interest payments due under the York Property Mortgage (see Note 6), the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

July 2010 to June 2011	$31,933
July 2011 to June 2012	32,193
July 2012 to June 2013	231,950
July 2013 to June 2014	25,943
July 2014 to June 2015	153,807
July 2015 to June 2016	219,516

Total future principal and interest payments	$695,342

          Interest Expense—For the three and six months ended June 30, 2010 and 2009, interest expense consisted of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Senior secured credit facility:
Amortization of amendment and arrangement fees	$674	$511	$1,345	$917
Commitment fees	506	429	989	777

Sub-total	1,180	940	2,334	1,694

York Property capital lease obligation	—	—	—	1,657
York Property Mortgage	4,240	4,271	8,444	6,828
Senior Notes	2,537	2,533	5,073	5,084
Convertible Notes	3,379	3,244	6,723	6,455
Other interest expense*	381	443	762	867

Total interest expense	$11,717	$11,431	$23,336	$22,585

*	Other interest expense consists primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.

11. U.K. Defined Benefit Pension Plan

          Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K. For the three and six months ended June 30, 2010 and 2009, the components of net pension benefit related to the U.K. Pension Plan were (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Service cost	$929	$951	$1,902	$1,835
Interest cost	3,351	3,047	6,859	5,881
Expected return on plan assets	(5,175)	(4,663)	(10,593)	(9,000)
Amortization of prior service cost	3	3	6	6
Special termination benefits	—	173	—	173

Net pension benefit	$(892)	$(489)	$(1,826)	$(1,105)

          In 2010, Sotheby’s expects to contribute approximately $3 million to the U.K. Pension Plan, of which $1.5 million has been contributed through June 30, 2010.

12. Commitments and Contingencies

          Employment Arrangements—As of June 30, 2010, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between March 2011 and February 2014. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Sotheby’s and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $18.9 million as of June 30, 2010.

          Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $19 million as of June 30, 2010, of which $1 million is committed to an employee of Sotheby’s who is not an Executive Officer, as defined by SEC regulations.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. During the course of the litigation, Sotheby’s reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby’s motions for summary judgment, denied Mr. Minor’s motion for partial summary judgment and entered a judgment in Sotheby’s favor in the amount of $6.6 million, the full amount sought by Sotheby’s. This judgment includes $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby’s. The judgment also included an award of attorney’s fees, in an amount to be determined. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. Sotheby’s has collected the full amount of the judgment as of the date of this filing and is reviewing the possibility that competing claims to the judgment funds received may be asserted by the California Franchise Tax Board. Given the uncertainty relating to the competing claims for these funds, Sotheby’s has not recognized any benefit from this judgment in its Condensed Consolidated Statement of Operations. Management believes that the court’s dismissal of Mr. Minor’s claims and grant of Sotheby’s motion for summary judgment were correctly decided, and Sotheby’s will vigorously oppose Mr. Minor’s appeal.

          Noortman Master Paintings—On June 7, 2006, Sotheby’s entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby’s acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby’s paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Common Stock. If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to Sotheby’s. Management believes that it is unlikely that the minimum level of financial performance will be achieved as of June 2011 and therefore expects that a portion of the Initial Consideration will be transferred back to Sotheby’s, which could result in a non-cash benefit to the Condensed Consolidated Statements of Operations in the second quarter of 2011.

          In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s Common Stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Common Stock on the New York Stock Exchange of $27.80 per share on July 27, 2010, the Additional Consideration had a fair value of approximately $13.5 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement among the parties to the Purchase Agreement and LaSalle Bank N.A., dated June 7, 2006. Management believes that it is unlikely that the targeted performance metrics specified in the Purchase Agreement will be achieved as of June 2011 and that the Additional Consideration will therefore not be delivered to NMP.

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

          As of June 30, 2010, Sotheby’s had no outstanding auction guarantees. As of July 27, 2010, Sotheby’s had an outstanding auction guarantee of $47 million, with the related property having pre-sale low and high estimates (1) of $45 million and $60 million, respectively. Sotheby’s financial exposure under this auction guarantee is reduced by an irrevocable bid from an unaffiliated counterparty of $44 million. If the irrevocable bid is the winning bid for the property underlying the auction guarantee, the total proceeds from this irrevocable bid would be $49.4 million, consisting of the payment of the irrevocable bid ($44 million) plus the payment of the related buyer’s premium ($5.4 million). The property related to this auction guarantee will be offered at auction in November 2010. In July 2010, Sotheby’s advanced $20 million of the guaranteed amount to the consignor.

          (1) Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

14. Comprehensive Income (Loss)

          Sotheby’s comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive (loss) income, which consists almost entirely of the change in the foreign currency translation adjustment account. For the three and six months ended June 30, 2010 and 2009, comprehensive income (loss) consists of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$86,239	$12,181	$84,062	$(22,311)
Other Comprehensive (Loss) Income:
Foreign currency exchange rate (losses) gains	(13,063)	26,230	(32,010)	15,496
Amortization of prior service cost and actuarial losses related to the U.K. defined benefit pension plan, net of taxes	2	3	4	5

Total other comprehensive (loss) income	(13,061)	26,233	(32,006)	15,501

Comprehensive income (loss)	$73,178	$38,414	$52,056	$(6,810)

15. Share-Based Payments and Dividends

          Share-Based Payments—Share-based payments to employees include restricted stock, restricted stock units, performance share units and stock options, as discussed in more detail below. The table below summarizes compensation expense related to share-based payments for the three and six months ended June 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Pre-Tax	$4,786	$5,529	$10,636	$12,066
After-Tax	$3,045	$3,870	$6,959	$8,084

          As of June 30, 2010, unrecognized compensation expense related to the unvested portion of share-based payments was $24.6 million. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.9 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.

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

          Performance Share Units—Performance Share Units (or “PSU’s”) are RSU’s that vest over four years only if Sotheby’s achieves certain profitability targets. Prior to vesting, holders of PSU’s do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents will be credited to holders of PSU’s, but will only be paid for the portion of PSU’s that vest. PSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU’s better align Sotheby’s variable compensation strategy with its financial performance and the cyclical nature of the art market and further align the interests of Sotheby’s management with its shareholders. Accordingly, with limited exceptions, beginning in 2010 Sotheby’s intends to grant future equity awards in the form of PSU’s with performance and service conditions, rather than RSU’s with service conditions only.

          In February 2010, the Compensation Committee approved the issuance of 962,746 PSU’s with a fair value of $16.2 million ($16.83 per share) pursuant to the Restricted Stock Unit Plan as outlined below:

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

          Modification of Prior Restricted Stock Awards—In conjunction with employment arrangements entered into with certain senior executives in the third quarter of 2006, Sotheby’s granted 427,531 Restricted Stock shares that would vest over three and five-year periods concurrent with the terms of their employment arrangements if certain company profitability or share price targets were achieved as of June 30, 2009 and/or June 30, 2011. Sotheby’s did not meet either of the profitability or share price targets as of June 30, 2009. As a result, 256,519 of these Restricted Stock shares that were available to vest on June 30, 2009 did not vest. Additionally, the 427,531 Restricted Stock shares that were available to vest on June 30, 2011 were not expected to vest. As a result, on February 9, 2010, the Compensation Committee approved the cancellation of these awards and the simultaneous issuance of 320,500 PSU’s with a fair value of $2.3 million. The purpose of these actions is to provide continued motivation and additional years of retention incentives to the senior executives receiving the awards. These PSU’s will vest evenly over four years only if Sotheby’s achieves certain profitability targets. Pursuant to the relevant accounting rules regarding share-based payments, the issuance of the PSU’s to replace the cancelled Restricted Stock shares was accounted for as a modification of the cancelled Restricted Stock awards. Accordingly, the compensation expense being amortized related to these PSU’s was calculated based on the excess of the fair value of the PSU awards over the fair value of the cancelled Restricted Stock awards as of the date of the simultaneous cancellation and issuance.

          Chief Executive Officer Employment Arrangement—On April 1, 2006, in conjunction with his employment arrangement and in an effort to encourage and reward the growth of shareholder value, Sotheby’s granted William F. Ruprecht, its Chief Executive Officer, a one-time award of 300,000 Restricted Stock shares that would only vest for Mr. Ruprecht over three and five-year periods concurrent with the term of his employment arrangement if certain company profitability or share price targets were achieved as of December 31, 2008 and/or December 31, 2010. The three-year profitability target was achieved on December 31, 2008. Accordingly, 180,000 of these Restricted Stock shares vested on May 9, 2009. Management expects that the five-year profitability target will be met and as such, the remaining unvested 120,000 Restricted Stock shares will vest in 2011.

          Also in conjunction with his employment arrangement, beginning in 2007, Mr. Ruprecht is entitled to an annual award under the Restricted Stock Unit Plan, subject to agreed annual minimum ($1.4 million) and maximum ($2.2 million) levels, the value of which is determined at the discretion of the Compensation Committee. In the first quarter of 2010, Mr. Ruprecht requested that he not receive cash incentive compensation in respect to 2009 and that he receive his contractually mandated 2010 RSU award in the form of PSU’s. Accordingly, on February 9, 2010, the Compensation Committee, at its discretion, granted 99,503 PSU’s to Mr. Ruprecht with a fair value of $2.2 million that will vest over four years only if Sotheby’s achieves certain profitability targets.

          Summary of Restricted Stock, RSU’s and PSU’s—For the six months ended June 30, 2010, changes in the number of outstanding Restricted Stock, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock, RSU’s and PSU’s	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	2,621	$22.80
Granted	1,001	$17.03
Vested	(762)	$25.44
Canceled	(441)	$26.43

Outstanding at June 30, 2010	2,419	$19.02

          The aggregate fair value of Restricted Stock and RSU’s that vested during the six months ended June 30, 2010 and 2009 was $17.8 million and $8.2 million, respectively, based on the closing stock price on the dates the shares vested.

          As of June 30, 2010, 1.8 million shares were available for future awards granted pursuant to the Restricted Stock Unit Plan.

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”) are exercisable into authorized but unissued shares of Common Stock. Stock options generally vest evenly over four years and generally expire ten years after the date of grant.

          On February 9, 2010, the Compensation Committee approved a grant of 0.5 million stock options with a grant date fair value of $10.48 per share to five senior executives. These stock options have an exercise price of $22.11 and vest evenly over four years. Prior to this grant, no stock options were issued by Sotheby’s since 2005. As of June 30, 2010, less than 0.1 million shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.

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

          Changes in the number of stock options outstanding for the six months ended June 30, 2010 were as follows (shares and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	633	$16.12
Granted	500	$22.11
Expired	(6)	$18.88
Exercised	(294)	$17.96

Outstanding at June 30, 2010	833	$19.04	7.5	$3,193

Exercisable at June 30, 2010	333	$14.44	4.3	$2,813

          The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 was $2.0 million. Cash received from stock options that were exercised in the six months ended June 30, 2010 totaled $5.3 million. Sotheby’s also received $4.1 million in cash in January 2010 for stock options that were exercised in late December 2009. For the six months ended June 30, 2010, the related tax benefit realized from the exercise of stock options totaled $0.6 million. No stock options were exercised during the first half of 2009.

          Dividends—On February 26, 2010, Sotheby’s Board of Directors declared a quarterly dividend on its Common Stock of $0.05 per share (approximately $3.4 million), which was paid on March 16, 2010 to shareholders of record as of March 9, 2010. On May 6, 2010, Sotheby’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million), which was paid on June 15, 2010 to shareholders of record as of June 1, 2010.

          On August 5, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million) to be paid to shareholders of record as of September 1, 2010 on September 15, 2010. The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

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

          As of June 30, 2010, the notional value of outstanding forward exchange contracts was $31.1 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related losses in the event of nonperformance by the two counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of June 30, 2010 and 2009, the Condensed Consolidated Balance Sheets included liabilities of $0.5 million and $0.7 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on those dates. As of December 31, 2009, the Condensed Consolidated Balance Sheets included an asset of $0.1 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on that date.

17. Uncertain Tax Positions

          As of June 30, 2010, the liability for unrecognized tax benefits, excluding interest and penalties, is $51.4 million, representing an increase of $1.3 million when compared to December 31, 2009. As of June 30, 2009, the liability for unrecognized tax benefits was $45.6 million.

          As of June 30, 2010, December 31, 2009 and June 30, 2009, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate is $31.6 million, $33.5 million and $34.5 million, respectively.

          Sotheby’s believes it is reasonably possible that a decrease of $9.9 million in the balance of unrecognized tax benefits can occur within 12 months of the June 30, 2010 balance sheet date as a result of the expiration of the statute of limitations and an expected settlement of a currently ongoing tax audit.

          Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions. Years still open for audit are, for federal purposes from 1998, and for the following major state and local jurisdictions: New York State from 2004; New York City from 2002; and California from 2002. Sotheby’s foreign subsidiaries file income tax returns in the countries in which they have operations. Years still open to examination by foreign tax authorities include Hong Kong for 1998 and from 2004, and the United Kingdom from 2005.

          Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. Sotheby’s accrual for such interest and penalties increased by $0.4 million for the six months ended June 30, 2010.

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

18. Related Party Transactions

          During the three and six months ended June 30, 2010, Sotheby’s recognized aggregate auction commission revenues of $0.4 million and $1.5 million, respectively, related to the purchase of property by related parties, representing less than 1% of total revenues for the second quarter and first half of 2010.

19. Recently Issued Accounting Standards

          In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment to SFAS No. 140,” which is codified in ASC 860 (Transfers and Servicing). This standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard became effective on January 1, 2010 and has not had an impact on Sotheby’s consolidated financial statements.

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

          In October 2009, the FASB issued Accounting Standards Update 2009–13, “Multiple-Deliverable Revenue Arrangements,” which is codified in ASC 605 (Revenue Recognition). This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update will be effective prospectively for fiscal years beginning on or after June 15, 2010. Early application of this update, as well as retrospective application, is also permitted. Management is evaluating the potential impact of adopting this standard on Sotheby’s consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Overview

          Sotheby’s net income for the three and six months ended June 30, 2010 was $86.2 million and $84.1 million, respectively, as compared to net income of $12.2 million and a net loss of ($22.3) million, respectively, for the comparable periods in 2009. The substantial improvement in our current period results is primarily due to higher auction commission revenues resulting from a significant increase in Net Auction Sales attributable to a recovery of the global art market which has continued through the first half of 2010. The increase in auction commission revenues is partially offset by a higher level of accrued incentive compensation costs due to the substantial improvement in current period results, as well as an increase in direct costs of services that is consistent with the level and composition of our auction offerings during the periods.

          A more detailed discussion of the significant factors impacting our results for the three and six months ended June 30, 2010 is provided below.

Outlook

          In the fourth quarter of 2008, the global art market began a significant decline that continued well into 2009, resulting in sales levels significantly lower than those experienced in the three years prior. However, in the fourth quarter of 2009, the global art market began a recovery that has continued into the second quarter of 2010 with sales results to-date significantly higher than the prior year. In the second half of 2010, we expect individual artworks to sell for very strong prices, but would be surprised to replicate the extraordinary sales growth achieved in the first half of 2010, when the recovery of the global art market accelerated. Nonetheless, we are encouraged by the current strength of the global art market and by the level and quality of our consignments for the remainder of 2010, which have largely been secured without the use of auction guarantees. (See statement on Forward Looking Statements.)

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

          The table below presents a summary of our results of operations for the three and six months ended June 30, 2010 and 2009, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended June 30	2010	2009	$ Change	% Change

Revenues:
Auction and related revenues	$269,801	$151,007	$118,794	78.7%
Finance revenues	2,023	2,245	(222)	(9.9%)
Dealer revenues	8,337	13,055	(4,718)	(36.1%)
License fee revenues	1,129	770	359	46.6%
Other revenues	120	244	(124)	(50.8%)

Total revenues	281,410	167,321	114,089	68.2%
Expenses**	141,694	119,021	(22,673)	(19.0%)

Operating income	139,716	48,300	91,416	*
Net interest expense	(11,332)	(9,880)	(1,452)	(14.7%)
Write-off of credit facility amendment fees	—	(1,261)	1,261	100.0%
Other expense	(933)	(1,446)	513	35.5%

Income before taxes	127,451	35,713	91,738	*
Equity in earnings of investees, net of taxes	36	242	(206)	(85.1%)
Income tax expense	41,248	23,774	(17,474)	(73.5%)

Net income	$86,239	$12,181	$74,058	*

Key performance indicators:
Aggregate Auction Sales (a)	$1,588,882	$757,806	$831,076	*
Net Auction Sales (b)	$1,349,247	$633,542	$715,705	*
Private Sales (c)	$109,113	$133,637	$(24,524)	(18.4%)
Consolidated Sales (d)	$1,706,332	$904,498	$801,834	88.6%
Auction commission margin (e)	18.7%	21.3%	N/A	(12.2%)
Average loan portfolio (f)	$188,702	$153,664	$35,038	22.8%
EBITDA (g)	$142,919	$51,043	$91,876	*

			Favorable/(Unfavorable)

Six Months Ended June 30	2010	2009	$ Change	% Change

Revenues:
Auction and related revenues	$365,428	$196,985	$168,443	85.5%
Finance revenues	4,636	4,664	(28)	(0.6%)
Dealer revenues	10,857	17,801	(6,944)	(39.0%)
License fee revenues	1,834	1,549	285	18.4%
Other revenues	534	750	(216)	(28.8%)

Total revenues	383,289	221,749	161,540	72.8%
Expenses **	235,669	229,240	(6,429)	(2.8%)

Operating income (loss)	147,620	(7,491)	155,111	N/A
Net interest expense	(22,598)	(19,434)	(3,164)	(16.3%)
Extinguishment of debt	—	1,039	(1,039)	(100.0%)
Write-off of credit facility amendment fees	—	(1,261)	1,261	100.0%
Other expense	(872)	(3,833)	2,961	77.3%

Income (loss) before taxes	124,150	(30,980)	155,130	N/A
Equity in earnings of investees, net of taxes	244	91	153	*
Income tax expense (benefit)	40,332	(8,578)	(48,910)	N/A

Net income (loss)	$84,062	$(22,311)	$106,373	N/A

Key performance indicators:
Aggregate Auction Sales (a)	$2,154,184	$994,751	$1,159,433	*
Net Auction Sales (b)	$1,834,559	$833,197	$1,001,362	*
Private Sales (c)	$209,892	$198,443	$11,449	5.8%
Consolidated Sales (d)	$2,374,933	$1,210,995	$1,163,938	96.1%
Auction commission margin (e)	18.3%	20.8%	N/A	(12.0%)
Average loan portfolio (f)	$164,295	$155,701	$8,594	5.5%
EBITDA (g)	$155,576	$(947)	$156,523	N/A

Legend:

*	Represents a change in excess of 100%.

**	Expenses for the three and six months ended June 30, 2009 include net restructuring charges of $4.8 million and $10.5 million, respectively.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s.

(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the average loan portfolio of Sotheby’s Finance segment.

(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.

Impact of Changes in Foreign Currency Exchange Rates

          For the three and six months ended June 30, 2010, changes in foreign currency exchange rates had a net unfavorable impact of approximately $4.7 million and $3.2 million, respectively, on our results. The components of the impact of changes in foreign currency exchange rates are as follows (in thousands of dollars):

Three Months Ended June 30, 2010	Favorable / (Unfavorable)

Total revenues	$(8,091)
Total expenses	2,946

Operating income	(5,145)
Net interest expense and other	445

Impact of changes in foreign currency exchange rates	$(4,700)

Six Months Ended June 30, 2010	Favorable / (Unfavorable)

Total revenues	$(3,571)
Total expenses	2

Operating income	(3,569)
Net interest expense and other	345

Impact of changes in foreign currency exchange rates	$(3,224)

Revenues

          For the three and six months ended June 30, 2010 and 2009, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended June 30	2010	2009	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$252,705	$135,200	$117,505	86.9%
Auction expense recoveries	4,007	3,068	939	30.6%
Private sale commissions	10,832	9,966	866	8.7%
Principal activities	(795)	(209)	(586)	*
Catalogue subscription revenues	1,217	1,309	(92)	(7.0%)
Other	1,835	1,673	162	9.7%

Total auction and related revenues	269,801	151,007	118,794	78.7%

Other revenues:
Finance revenues	2,023	2,245	(222)	(9.9%)
Dealer revenues	8,337	13,055	(4,718)	(36.1%)
License fee revenues	1,129	770	359	46.6%
Other	120	244	(124)	(50.8%)

Total other revenues	11,609	16,314	(4,705)	(28.8%)

Total revenues	$281,410	$167,321	$114,089	68.2%

			Favorable/(Unfavorable)

Six Months Ended June 30	2010	2009	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$336,159	$173,622	$162,537	93.6%
Auction expense recoveries	4,844	3,944	900	22.8%
Private sale commissions	19,356	14,733	4,623	31.4%
Principal activities	(1,176)	(1,059)	(117)	(11.0%)
Catalogue subscription revenues	2,288	2,582	(294)	(11.4%)
Other	3,957	3,163	794	25.1%

Total auction and related revenues	365,428	196,985	168,443	85.5%

Other revenues:
Finance revenues	4,636	4,664	(28)	(0.6%)
Dealer revenues	10,857	17,801	(6,944)	(39.0%)
License fee revenues	1,834	1,549	285	18.4%
Other	534	750	(216)	(28.8%)

Total other revenues	17,861	24,764	(6,903)	(27.9%)

Total revenues	$383,289	$221,749	$161,540	72.8%

* Represents a change in excess of 100%.

Auction and Related Revenues

          For the three and six months ended June 30, 2010, auction and related revenues improved $118.8 million, or 79%, and $168.4 million, or 86%, when compared to the same periods in the prior year almost entirely due to an increase in auction commission revenues. See the discussion below for a more detailed explanation of this and the other significant factors contributing to the improvement in auction and related revenues.

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

          For the three and six months ended June 30, 2010, auction commission revenues increased $117.5 million, or 87%, and $162.5 million, or 94%, respectively, due to a substantial improvement in Net Auction Sales, partially offset by a decline in auction commission margin.

          See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.

          Net Auction Sales— For the three and six months ended June 30, 2010, Net Auction Sales increased $715.7 million, or 113%, and $1 billion, or 120%, respectively, when compared to the same periods in the prior year. These increases are primarily attributable to the following factors:

•

Second quarter and year-to-date increases of $428 million, or 154%, and $684 million, or 188%, respectively, in combined sales of Impressionist and Contemporary Art. In these sales, more works of art were offered and higher prices were achieved than in the prior periods. Included in the year-to-date results is the sale of Alberto Giacometti’s L ‘Homme qui Marche l, which sold for $93.1 million ($104.3 million, including buyer’s premium), for which there was no comparably priced work sold in the prior year.

•

A $92 million, or 187%, increase in sales of Asian Art conducted in Hong Kong in the second quarter, primarily attributable to an increase in the volume of property sold and higher average selling prices achieved in the current period.

•

A $69 million increase in second quarter (+127%) and year-to-date (+115%) sales of jewelry, which included record results from the sale of Western Jewelry in Hong Kong ($38 million, representing an increase of $26 million from the prior year), as well as substantial improvements in recurring sales in New York and Switzerland resulting from an increase in the number of items sold and higher average selling prices.

•

Second quarter and year-to-date increases of $27 million and $39 million, respectively, in single-owner sales conducted in North America and Europe, as current period results include the sales of The Collection of Patricia Kluge, Photographs from the Polaroid Collection and the British American Tobacco Artventure Collection, for which there were fewer comparable sales in the prior periods.

•

Various smaller increases in other recurring second quarter sales, most notably in the American Paintings sale (+$16 million), the Antiquities sale held in New York (+$13 million) and the London Arts of Islamic sale (+$12 million).

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

          In response to the uncertain economic environment and the downturn in the international art market that was evident for most of 2009, we substantially reduced our use of auction guarantees in 2009 when compared to the three years prior. We have continued to limit our use of auction guarantees in 2010, and we have been able to secure a significantly higher level of high-value consignments when compared to the prior year. Going forward, we expect to remain prudent in our use of auction guarantees and enter into risk and reward sharing arrangements, when appropriate, to reduce our financial exposure under any such guarantees. (See statement on Forward Looking Statements.)

          For the three and six months ended June 30, 2010, auction commission margin decreased 12.2% (from 21.3% to 18.7%) and 12% (from 20.8% to 18.3%), respectively, when compared to the same periods in the prior year. These decreases are almost entirely attributable to a lower average buyer’s premium rate achieved in the current periods due to a change in sales mix, as a significantly higher portion of Net Auction Sales were at the high-end of our business. Specifically, for the three and six months ended June 30, 2010, there were increases of 132% and 137%, respectively, in the number of lots sold over $1 million, the price point at which the buyer’s premium rate decreases from 20% to 12%. Below is a table providing a comparison of the volume and value of lots sold over $1 million when compared to the prior periods (in thousands of dollars, except for lot volume):

			Favorable/(Unfavorable)

Three Months Ended June 30	2010	2009	Change	% Change

Lots with a hammer price of greater than $1 million	211	91	120	132%
Total hammer price	$725,712	$219,272	$506,440	231%

			Favorable/(Unfavorable)

Six Months Ended June 30	2010	2009	Change	% Change

Lots with a hammer price of greater than $1 million	273	115	158	137%
Total hammer price	$1,031,631	$307,578	$724,053	235%

          Private Sale Commissions—The amount of private sale commissions earned by Sotheby’s can vary significantly from period to period. For the three and six months ended June 30, 2010, private sale commissions increased $0.9 million, or 9%, and $4.6 million, or 31%, respectively, when compared to the same periods in the prior year. These increases are primarily attributable to improved commission margins on private sales and were achieved despite a lower level of private sales conducted in the second quarter of 2010 and only a 6% increase in private sale levels during the first six months of 2010. Private sales remain a strategic focus of Sotheby’s.

Finance Revenues

          For the three and six months ended June 30, 2010, Finance revenues decreased minimally when compared to the same periods in the prior year. The comparison of Finance revenues to the prior periods is largely impacted by the following factors:

•

Lower average balances of interest-bearing loans in the current periods. In 2010, the Finance segment loan portfolio included a higher proportion of short-term, interest-free advances to consignors (with maturities typically ranging between 3 and 6 months), which were issued in order to secure high-value property for auctions. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

•

$0.7 million of interest income recognized in the first quarter of 2010 related to a loan that was previously considered to be uncollectible, for which there was no comparable event in the prior period.

(Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from Sotheby’s Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Dealer Revenues and Cost of Sales

          Dealer revenues consist of revenues earned from the sale of property held by Noortman Master Paintings and objects purchased for investment purposes. To a lesser extent, Dealer revenues also include commissions earned by Noortman Master Paintings through the brokering of private art sales. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory. The table below summarizes Dealer revenues, cost of sales and gross profit (loss) for the three and six months ended June 30, 2010 and 2009 (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended June 30	2010	2009	$ Change	% Change

Dealer revenues	$8,337	$13,055	$(4,718)	(36.1%)
Dealer cost of sales	(6,527)	(11,840)	5,313	44.9%

Dealer gross profit	$1,810	$1,215	$595	49.0%

			Favorable/(Unfavorable)

Six Months Ended June 30	2010	2009	$ Change	% Change

Dealer revenues	$10,857	$17,801	$(6,944)	(39.0%)
Dealer cost of sales	(8,315)	(20,506)	12,191	59.5%

Dealer gross profit (loss)	$2,542	$(2,705)	$5,247	N/A

          The improvement in Dealer segment results for the three and six months ended June 30, 2010 is primarily attributable to $1.3 million in commissions earned in the second quarter of 2010 from the brokering of private art sales and a significantly lower level of inventory writedowns in the first half of 2010. For the six months ended June 30, 2010 and 2009, Dealer inventory writedowns totaled $0.6 million and $4.1 million, respectively. The improvement in Dealer segment results is partially offset by a lower level of sales of investment property in the current periods.

Expenses

          For the three and six months ended June 30, 2010 and 2009, expenses consisted of the following (in thousands of dollars):

			Favorable /(Unfavorable)

Three Months Ended June 30	2010	2009	$ Change	% Change

Direct costs of services	$21,159	$14,509	$(6,650)	(45.8%)
Dealer cost of sales	6,527	11,840	5,313	44.9%
Marketing expenses	3,251	3,054	(197)	(6.5%)
Salaries and related costs	74,321	49,356	(24,965)	(50.6%)
General and administrative expenses	32,376	30,372	(2,004)	(6.6%)
Depreciation and amortization expense	4,081	5,087	1,006	19.8%
Restructuring charges (net)	(21)	4,803	4,824	*

Total expenses	$141,694	$119,021	$(22,673)	(19.0%)

			Favorable /(Unfavorable)

Six Months Ended June 30	2010	2009	$ Change	% Change

Direct costs of services	$28,030	$23,669	$(4,361)	(18.4%)
Dealer cost of sales	8,315	20,506	12,191	59.5%
Marketing expenses	6,216	5,967	(249)	(4.2%)
Salaries and related costs	120,939	97,316	(23,623)	(24.3%)
General and administrative expenses	63,619	60,804	(2,815)	(4.6%)
Depreciation and amortization expense	8,452	10,459	2,007	19.2%
Restructuring charges (net)	98	10,519	10,421	99.1%

Total expenses	$235,669	$229,240	$(6,429)	(2.8%)

*	Represents a change in excess of 100%

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

          For the three and six months ended June 30, 2010, direct costs of services increased $6.7 million, or 46%, and $4.4 million, or 18%, respectively, when compared to the same periods in the prior year. These increases are consistent with the level and composition of our auction offerings in the current periods, and are due in part to the following factors:

•	A $1.9 million increase in costs incurred in the second quarter to promote the substantially higher level of single-owner sales, as discussed under “Net Sales” above.

•

Increases of $1.4 million and $1.2 million, respectively, in traveling exhibition costs, primarily due to traveling exhibitions for property offered in our second quarter Impressionist Art and Contemporary Art sales.

•	Unfavorable experience in property loss and damage claims, with a year-to-date increase versus the prior year of $1.5 million.

          The overall increase in direct costs of services for the six months ended June 30, 2010, was partially offset by the impact of $3 million of costs incurred to promote and conduct our first ever auctions in Doha, Qatar in March 2009, for which there were no comparable sale events or related costs in the first six months of 2010.

Salaries and Related Costs

          For the three and six months ended June 30, 2010 and 2009, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended June 30	2010	2009	$ Change	% Change

Full-time salaries	$27,692	$29,718	$2,026	6.8%
Employee benefits	2,910	5,358	2,448	45.7%
Payroll taxes	5,552	3,503	(2,049)	(58.5%)
Incentive compensation expense	28,908	2,178	(26,730)	*
Share-based payments	4,786	5,529	743	13.4%
Other	4,473	3,070	(1,403)	(45.7%)

Total salaries and related costs	$74,321	$49,356	($24,965)	(50.6%)

			Favorable/(Unfavorable)

Six Months Ended June 30	2010	2009	$ Change	% Change

Full-time salaries	$55,750	$60,502	$4,752	7.9%
Employee benefits	6,690	7,775	1,085	14.0%
Payroll taxes	9,753	7,510	(2,243)	(29.9%)
Incentive compensation expense	31,024	3,756	(27,268)	*
Share-based payments	10,636	12,066	1,430	11.9%
Other	7,086	5,707	(1,379)	(24.2%)

Total salaries and related costs	$120,939	$97,316	($23,623)	(24.3%)

Key Performance Indicator:
Salaries and related costs as a % of total revenues	31.5%	43.9%	N/A	28.2%

Legend:

*	Represents a change in excess of 100%

          For the three and six months ended June 30, 2010, salaries and related costs increased $25 million, or 51%, and $23.6 million, or 24%, respectively, when compared to the same periods in the prior year almost entirely due to a higher level of accrued incentive compensation costs. See below for a detailed discussion of this and the other significant factors contributing to the overall increase in salaries and related costs.

          Incentive Compensation—Incentive compensation consists of expense related to Sotheby’s incentive compensation programs. The amount of incentive compensation expense recorded in a period is largely dependent upon the level of Sotheby’s profitability and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby’s full year financial results. In addition, incentive compensation includes amounts awarded to employees specifically for the brokering of private sale transactions. For the three and six months ended June 30, 2010, the substantial increase in accrued incentive compensation is due to the significant improvement in Sotheby’s profitability during the first half of 2010 when compared to the first half of 2009.

          Payroll Taxes—For the three and six months ended June 30, 2010, payroll taxes increased $2 million, or 59%, and $2.2 million, or 30%, respectively, primarily as a result of significantly higher accrued incentive compensation in 2010, partially offset by the impact of headcount reductions resulting from the restructuring plans implemented throughout 2009 (see “Restructuring Plans and Related Charges” below).

          Other Compensation—Other compensation includes expense related to the cost of temporary labor and overtime, as well as expense related to certain employment arrangements. The comparison of other compensation to the prior year is significantly influenced by a non-refundable cash payment made in connection with an employment arrangement that was entered into in the second quarter of 2010, for which there was no comparable event in the prior year.

          Full-Time Salaries—For the three and six months ended June 30, 2010, full-time salaries decreased $2 million, or 7%, and $4.8 million, or 8%, respectively, primarily due to the impact of headcount reductions resulting from the restructuring plans implemented throughout 2009 (see “Restructuring Plans and Related Charges” below).

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

          Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. (the “U.K. Pension Plan”) is significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Also, the expense recorded for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability during a period, which result from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase our employee benefit costs. Losses in deemed participant investments decrease the DCP liability and, therefore, decrease our employee benefit costs.

          For the three and six months ended June 30, 2010, employee benefit costs decreased $2.4 million, or 46%, and $1.1 million, or 14%, respectively. These decreases are largely due to a substantial decline in the performance of deemed participant investments related to the DCP, which reduced our employee benefits costs during the current quarterly and year-to-date periods by $3.5 million and $1.7 million, respectively. On a consolidated basis, these cost reductions related to the DCP liability are effectively offset by gains and losses on the trust assets related to the DCP liability, which are reflected within other income (expense).

          Also contributing to the decrease in employee benefit costs for the three and six months ended June 30, 2010 are the following factors:

•

Increases of $0.4 million and $0.7 million, respectively, in the net pension credit related to the U.K. Pension Plan. These increases are attributable to differences in the market-based assumptions used to determine the net pension credit between the periods. On a full-year basis, the net pension credit related to the U.K. Pension Plan is expected to increase by approximately $1.3 million in 2010 when compared to the prior year. (See statement on Forward Looking Statements.)

•	The impact of our restructuring-related headcount reductions implemented throughout 2009 (see “Restructuring Plans and Related Charges” below).

          The overall decrease in employee benefit costs for the three and six months ended June 30, 2010 is partially offset by an increase in costs related to Sotheby’s U.S. retirement plans primarily as a result of the substantial improvement in Sotheby’s financial performance during the period. Current period employee benefits include accruals for expected profit-sharing contributions to our U.S. retirement plans, as well as accruals related to incentive compensation, for which there were no similar costs accrued in the prior period. The impact of these higher costs was partially offset by a decrease in the rate of contributions to our U.S. retirement plans as a result of a May 2009 amendment to the Sotheby’s, Inc. Retirement Savings Plan, which reduced matching contributions by 50%.

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

          For the three and six months ended June 30, 2010, share-based compensation decreased $0.7 million, or 13%, and $1.4 million, or 12%, respectively, principally due to lower amortization of expense related to prior years’ equity awards, partially offset by second quarter and year-to-date expense of $0.7 million and $1.1 million, respectively, related to stock options granted to certain senior level executives in February 2010. Prior to this grant, no stock options had been awarded by Sotheby’s since 2005.

General and Administrative Expenses

          For the three and six months ended June 30, 2010, general and administrative expenses increased $2 million, or 7%, and $2.8 million, or 5%, when compared to the same periods in the prior year. These increases are primarily attributable to the following factors:

•

Increases of $2.3 million, or 67%, and $3.6 million, or 48%, respectively, in travel and entertainment expenses in response to a higher level of consignment opportunities through the first six months of 2010.

•

Increases of $1.9 million and $4.1 million, respectively, in bad debt expense, primarily due to bad debt recoveries occurring through the first half of 2009 that were not repeated in the current period, as well as a $1 million charge recorded in the first quarter of 2010 related to an overdue auction receivable balance.

•	Increases of $1 million and $1.3 million, respectively, in various other general and administrative expense categories.

          For the three and six months ended June 30, 2010, the increases in general and administrative expenses discussed above are partially offset by decreases of $1.3 million and $2.9 million, in facility related costs attributable to lower rent and building maintenance expenses in the U.K., as prior period results include rent expense for our former middle-market salesroom in London, which was vacated in June 2009. Also partially offsetting the increases in general and administrative expenses is a second quarter and year-to-date decrease of $2 million in authenticity claims, goodwill gestures and other litigation-related matters, as well as a year-to-date decrease of $1 million in professional fees, primarily due to lower costs associated with our previously outsourced tax compliance function.

          Our existing lease for warehouse space in London expires in the first quarter of 2011. As a result, in April 2010, we signed a lease for a new London warehouse, which we expect to occupy in the first quarter of 2011 after we complete the build-out of the facility. Rent expense related to this new warehouse is expected to be $0.5 million in 2010, which will be in addition to the rent expense related to our existing London warehouse, which we will continue to use until the lease expiration date in the first quarter of 2011. (See statement on Forward Looking Statements.)

Depreciation and Amortization Expense

          For the three and six months ended June 30, 2010, depreciation and amortization expense decreased $1 million, or 20%, and $2 million, or 19%, respectively, when compared to the same periods in the prior year. These decreases are primarily attributable to a lower level of recurring capital spending in 2009 than in prior years, as well as certain assets becoming fully depreciated in 2009.

Restructuring Plans and Related Charges

          For the three and six months ended June 30, 2009, we recorded net Restructuring Charges of $4.8 million and $10.5 million, respectively. For the three and six months ended June 30, 2010, we recorded net Restructuring Charges of under $100,000 in each period. See below for a brief description of our restructuring plans.

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

          Restructuring activities resulting from the 2008 Restructuring Plan and 2009 Restructuring Plan are summarized in the table below (in thousands of dollars):

	Employee Termination Benefits	Facility Related Costs	Other Costs	Total

Liability at January 1, 2008	$—	$—	$—	$—
Charges for 2008 Restructuring Plan	4,312	—	—	4,312

Liability at December 31, 2008	4,312	—	—	4,312
Charges for 2008 Restructuring Plan	6,446	2,085	427	8,958
Charges for 2009 Restructuring Plan	3,578	—	3	3,581
Cash payments	(12,844)	(1,144)	(359)	(14,347)
Adjustments to liability	(251)	(129)	—	(380)
Foreign currency exchange rate changes	317	54	5	376

Liability at December 31, 2009	1,558	866	76	2,500
Charges for 2008 Restructuring Plan	—	30	147	177
Cash payments	(920)	(180)	(12)	(1,112)
Adjustments to liability	(104)	47	12	(45)
Foreign currency exchange rate changes	(100)	(120)	(27)	(247)

Liability at June 30, 2010	$434	$643	$196	$1,273

          As of June 30, 2010, the liability related to our restructuring activities was $1.3 million. The current portion of the liability ($0.8 million) is recorded in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities and the non-current portion ($0.5 million) is recorded within Other Liabilities. The majority of the remaining liability related to employee termination benefits is expected to be paid by March 31, 2011. The liability for facility related costs will be paid monthly according to the terms of the underlying lease through September 2014.

          Cost Savings—In total, the 2008 Restructuring Plan and the 2009 Restructuring Plan are expected to result in aggregate annual cost savings of approximately $25 million when compared to 2008. Of this amount, approximately $15 million was realized in 2009, with the remainder to be realized in 2010. The aggregate annual cost savings is almost entirely due to the head count reductions discussed above.

Net Interest Expense

          For the three and six months ended June 30, 2010, net interest expense increased $1.5 million, or 15%, and $3.2 million, or 16%, respectively, primarily due to lower interest income and higher arrangement and commitment fees related to our revolving credit facility. The lower level of interest income is principally due to $0.6 million and $1.4 million recognized during the three and six months ended June 30, 2009 related to previously delinquent client accounts that were determined to be collectible.

Extinguishment of Debt

          On January 27, 2009, we repurchased $2.8 million of our 7.75% Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $1 million, net of fees, which was recognized in the first quarter of 2009.

Write-Off of Credit Facility Amendment Fees

          As a result of amendments made to our former credit agreement with Bank of America, N.A., we recorded a non-cash charge of $1.3 million in the second quarter of 2009 to partially write-off a portion of arrangement and amendment fees related to this credit facility.

Other Expense

          For the three and six months ended June 30, 2010, other expense decreased $0.5 million and $3 million, respectively, when compared to the prior period, primarily as a result of more favorable experience in the settlement of foreign currency derivative contracts when compared to the prior periods, partially offset by the impact of losses recognized as a result of changes in the fair value of DCP trust assets in the current period. Results for the three and six months ended June 30, 2010 include losses of $1.5 million and $1.2 million, respectively, related to the changes in fair value of DCP trust assets. For the three and six months ended June 30, 2009, our results included gains of $2 million and $0.6 million, respectively, related to changes in the fair value of DCP trust assets.

Income Tax Expense

          Quarterly tax expense (benefit) is calculated using an estimated annual effective tax rate for the period using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual pre-tax income; changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book-to-tax differences (i.e., non-deductible expenses). Furthermore, the effective tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with federal, state or foreign tax authorities; or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

          Our effective income tax expense (benefit) rate (“effective tax rate”) for the three and six months ended June 30, 2010 is 32.4% and 32.5%, respectively, compared to 66.6% and (27.7%), respectively, for the same periods in the prior year. The prior year tax rates were significantly impacted by the expectation at the time that our 2009 results would be near breakeven, which exaggerated the impact of certain permanent book-to-tax differences. In addition, the prior year tax rates included the impact of $1 million and $16.6 million of income tax expense recognized during the three and six months ended June 30, 2009, respectively, related to the establishment of a valuation allowance against certain state and local and foreign deferred tax assets. Additionally, the change in our effective tax rate when compared to the prior year is also due to a change in the jurisdictional level and mix of earnings.

          We anticipate our full year effective tax rate, excluding discrete items, will be approximately 32%. The anticipated full year effective tax rate is lower than the statutory rate of 35% primarily due to foreign earnings taxed at lower rates. The projected full year effective tax rate is adversely impacted by the additional U.S. tax on earnings from foreign subsidiaries which are not able to be fully offset by foreign tax credits and the expiration of certain tax provisions relating to the treatment of income earned by controlled foreign corporations that expired on December 31, 2009. If these provisions are extended, there would be favorable impact on our effective income tax rate in the quarter in which such legislation is enacted. (See statement on Forward Looking Statements.)

Reconciliation of Non-GAAP Financial Measures

          The following is a reconciliation of net income (loss) to EBITDA for the three and six months ended June 30, 2010 and 2009 (in thousands of dollars):

Three Months Ended June 30	2010	2009

Net income	$86,239	$12,181
Income tax expense	41,248	23,774
Income tax expense related to earnings from equity investees	19	121
Net interest expense	11,332	9,880
Depreciation and amortization expense	4,081	5,087

EBITDA	$142,919	$51,043

Six Months Ended June 30	2010	2009

Net income (loss)	$84,062	$(22,311)
Income tax expense (benefit)	40,332	(8,578)
Income tax expense related to earnings from equity investees	132	49
Net interest expense	22,598	19,434
Depreciation and amortization expense	8,452	10,459

EBITDA	$155,576	$(947)

YORK PROPERTY

          The land and building located at 1334 York Avenue, New York, New York (the “York Property”) is home to our sole North American auction salesroom and principal North American exhibition space, as well as our corporate headquarters. On February 7, 2003, we sold the York Property to an affiliate of RFR Holding Corp. (“RFR”). In conjunction with this sale, we leased the York Property back from RFR for an initial 20-year term, with options for us to extend the lease for two additional 10-year terms. The resulting lease was accounted for as a capital lease, with the related asset being amortized over the initial 20-year lease term.

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

          The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is our current intention to either pre-pay or refinance the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on the balance sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. We paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to interest expense over the remaining expected term of the loan. The June 30, 2010 carrying value of the York Property Mortgage was $217.1 million, and its fair value was approximately $234 million. (See Notes 6 and 10 of Notes to Condensed Consolidated Financial Statements.)

          The York Property and the York Property Mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby’s that maintains its own books and records and whose results are ultimately consolidated into Sotheby’s financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby’s affiliates or any other entity.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes our material contractual obligations and commitments as of June 30, 2010 (in thousands of dollars):

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

York Property Mortgage (1)
Principal	$235,000	$2,743	$6,479	$7,262	$218,516
Interest	64,274	13,001	25,528	24,745	1,000

Sub-total	299,274	15,744	32,007	32,007	219,516

Unsecured debt (2)
Principal payments	328,250	—	200,000	128,250	—
Interest payments	67,818	16,189	32,136	19,493	—

Sub-total	396,068	16,189	232,136	147,743	—

Other commitments
Operating lease obligations (3)	92,546	12,902	17,376	16,010	46,258
Employment arrangements (4)	18,908	7,510	9,547	1,851	—
Uncertain tax positions (5)	—	—	—	—	—

Sub-total	111,454	20,412	26,923	17,861	46,258

Total	$806,796	$52,345	$291,066	$197,611	$265,774

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

(2)

Represents the aggregate outstanding principal and semi-annual interest payments due on our 3.125% Convertible Notes, due June 15, 2013 (the “Convertible Notes”) and our 7.75% Senior Notes, due June 15, 2015 (the “Senior Notes”). (See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Convertible Notes and the Senior Notes.)

(3)	Represents rental payments due under our operating lease obligations.

(4)

Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between March 2011 and February 2014. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under our incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances.

(5)

Excludes the $18.7 million liability recorded for uncertain tax positions, including interest and penalties, that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in our June 30, 2010 Condensed Consolidated Balance Sheet. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 17 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

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

          As of June 30, 2010, we had no outstanding auction guarantees. As of July 27, 2010, we had an outstanding auction guarantee of $47 million, with the related property having pre-sale low and high estimates (1) of $45 million and $60 million, respectively. Our financial exposure under this auction guarantee is reduced by an irrevocable bid from an unaffiliated counterparty of $44 million. If the irrevocable bid is the winning bid for the property underlying the auction guarantee, the total proceeds from this irrevocable bid would be $49.4 million, consisting of the payment of the irrevocable bid ($44 million) plus the payment of the related buyer’s premium ($5.4 million). The property related to this auction guarantee will be offered at auction in November 2010. In July 2010, we advanced $20 million of the guaranteed amount to the consignor.

          (1) Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

          In response to the uncertain economic environment and the downturn in the international art market that was evident for most of 2009, we substantially reduced our use of auction guarantees in 2009 when compared to the three years prior. We have continued to limit our use of auction guarantees in 2010, and we have been able to secure a significantly higher level of high-value consignments when compared to the prior year. Going forward, we expect to remain prudent in our use of auction guarantees and enter into risk and reward sharing arrangements, when appropriate, to reduce our financial exposure under any such guarantees. (See statement on Forward Looking Statements.)

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

          As of June 30, 2010, the notional value of outstanding forward exchange contracts was $31.1 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related losses in the event of nonperformance by the two counterparties to our outstanding forward exchange contracts. We do not expect either of these counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of June 30, 2010 and 2009, the Condensed Consolidated Balance Sheets included liabilities of $0.5 million and $0.7 million, respectively, recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of our outstanding derivative instruments on those dates. As of December 31, 2009, the Condensed Consolidated Balance Sheets included an asset of $0.1 million recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of our outstanding derivative instruments on that date.

CONTINGENCIES

          For information related to Contingences, see Notes 5, 12, 13 and 17 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSTIONS

          For information related to Uncertain Tax Positions, see Note 17 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AS OF JUNE 30, 2010

          This discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2010, total cash and cash equivalents increased approximately $141 million to $462.5 million primarily due to the factors discussed below.

          Cash Provided by Operating Activities—Net cash provided by operating activities of $146.3 million for the six months ended June 30, 2010 is principally attributable to the cash flows associated with our net income during the period.

          Cash Provided by Investing Activities—Net cash provided by investing activities of $1.2 million for the six months ended June 30, 2010 is principally due to a $16.9 million net decrease in client loans and $1.2 million in distributions received from equity investees, almost entirely offset by increases in restricted cash of $9.9 million and capital expenditures of $7 million.

          Cash Used by Financing Activities—Net cash used by financing activities of $3.8 million for the six months ended June 30, 2010 is principally due to $6.9 million in dividend payments and the funding of employee tax obligations upon the vesting of equity awards during the period ($6.3 million). These cash outflows were partially offset by $9.3 million in proceeds from the exercise of stock options.

NET DEBT

          The table below summarizes our net debt position as of June 30, 2010, December 31, 2009 and June 30, 2009 (in thousands of dollars):

	June 30, 2010	December 31, 2009	June 30, 2009

Cash and cash equivalents	$462,549	$321,579	$141,383

Debt:

Convertible Notes (due June 2013)	175,596	171,999	168,537
Senior Notes (due June 2015)	126,852	126,747	126,647
York Property Mortgage (due July 2015)	217,178	215,396	213,615

Total debt	519,626	514,142	508,799

Net debt	$(57,077)	$(192,563)	$(367,416)

          The improvement in our net debt position as of June 30, 2010 when compared to June 30, 2009 is primarily attributable to a significantly higher level of cash, which is principally a function of our higher operating results for the twelve months ended June 30, 2010. To a lesser extent, the improvement is due to proceeds received from sales of inventory.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and Cash Equivalents—As of June 30, 2010, Sotheby’s had cash and cash equivalents of approximately $462.5 million, which is invested on a short-term basis in the highest rated overnight deposits.

          Revolving Credit Facility—Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”).The following summary does not purport to be a complete summary of the Credit Agreement and is qualified in its entirety by reference to the Credit Agreement and its amendments, copies of which were filed as Exhibit 10.1 to Sotheby’s Form 8-K filed with the SEC on September 1, 2009, Exhibit 10.18 to Sotheby’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 and Exhibit 10.1 to this Form 10-Q. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and its amendments.

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

          Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. As of June 30, 2010, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility, and the amount of available borrowings was approximately $126.6 million, as calculated under the borrowing base.

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

          These financial covenants were not applicable for the twelve month period ending June 30, 2010.

          Sotheby’s incurred approximately $7.7 million in fees related to the Credit Agreement, which are being amortized on a straight-line basis to interest expense over the three-year term of the facility. Additionally, commitment fees of 1.0% per year are charged for undrawn amounts committed under the Revolving Credit Facility.

          Liquidity Requirements—We generally rely on operating cash flows supplemented, on occasion, by Revolving Credit Facility borrowings to meet our liquidity requirements.

          Our short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, if any, the funding of capital expenditures (which are expected to be approximately $20 million in 2010) and the payment of dividends, as well as the funding of the short-term commitments due on or before June 30, 2011 as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements).

          Our long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, if any, the funding of capital expenditures, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above.

          We believe that operating cash flows, cash balances and borrowings available under the Credit Agreement will be adequate to meet our anticipated short-term and long-term commitments, operating needs and capital requirements through the August 31, 2012 expiration of the Credit Agreement.

          In light of our strong liquidity position, management has been assessing alternatives to invest cash in our existing operations, as well as other more traditional corporate finance alternatives. These alternatives include a repurchase of a portion of our Senior Notes, some action with respect to our dividend and/or a repurchase of shares of our Common Stock. At this time, management concluded that Sotheby’s will remain conservative and conserve cash in light of some of the recent global uncertainties and financial markets volatility. We will continue to assess these alternatives. (See statement on Forward Looking Statements).

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

          In October 2009, the FASB issued Accounting Standards Update 2009–13, “Multiple-Deliverable Revenue Arrangements,” which is codified in ASC 605 (Revenue Recognition). This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update will be effective prospectively for fiscal years beginning on or after June 15, 2010. Early application of this update, as well as retrospective application, is also permitted. Management is evaluating the potential impact of adopting this standard on Sotheby’s consolidated financial statements.

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

          In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the U.S. This legislation will significantly change the current banking and financial institution regulatory structure and affect the lending, deposit, investment, trading and operating activities of such financial institutions. Management is reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and is assessing its impact on Sotheby’s operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and Sotheby’s in particular, is uncertain at this time. (See statement on Forward Looking Statements.)

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of June 30, 2010, our material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to our deferred compensation liability, (v) the York Property Mortgage, (vi) our 7.75% Senior Notes, (vii) our 3.125% Convertible Notes, (viii) our deferred compensation liability and (ix) our outstanding forward exchange contracts.

          We believe that the interest rate risk associated with our financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to our cash flow, earnings, and the fair value related to our financial instruments. (See statement on Forward Looking Statements.)

          As of June 30, 2010, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $37.9 million.

          We utilize forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent when necessary, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, we purchase foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction. At June 30, 2010, we had $31.1 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under such contracts. We are exposed to credit-related losses in the event of nonperformance by the two counterparties to our forward exchange contracts, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note 16 of Notes to Condensed Consolidated Financial Statements.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of June 30, 2010, Sotheby’s has carried out an evaluation, under the supervision and with the participation of Sotheby’s management, including Sotheby’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Sotheby’s disclosure controls and procedures. Based upon that evaluation, Sotheby’s Chief Executive Officer and Chief Financial Officer have concluded that Sotheby’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2010.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. During the course of the litigation, Sotheby’s reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby’s motions for summary judgment, denied Mr. Minor’s motion for partial summary judgment and entered a judgment in Sotheby’s favor in the amount of $6.6 million, the full amount sought by Sotheby’s. This judgment includes $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby’s. The judgment also included an award of attorney’s fees, in an amount to be determined. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. Sotheby’s has collected the full amount of the judgment as of the date of this filing and is reviewing the possibility that competing claims to the judgment funds received may be asserted by the California Franchise Tax Board. Given the uncertainty relating to the competing claims for these funds, Sotheby’s has not recognized any benefit from this judgment in its Condensed Consolidated Statement of Operations. Management believes that the court’s dismissal of Mr. Minor’s claims and grant of Sotheby’s motion for summary judgment were correctly decided, and Sotheby’s will vigorously oppose Mr. Minor’s appeal.

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

Government laws and regulation may restrict or limit Sotheby’s business.

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

          Sotheby’s has operations throughout the world, with approximately 58% of its revenues earned outside of the U.S. in 2009. Revenues and expenses relating to Sotheby’s foreign operations are translated using weighted average monthly exchange rates during the year in which they are recognized. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling and the Euro, can significantly increase or decrease Sotheby’s results of operations.

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

          Sotheby’s relies on a small number of important clients who make a significant contribution to its revenues and profitability. Accordingly, Sotheby’s revenues and profitability are highly dependent upon its ability to develop and maintain relationships with this small group of important clients, as well as the financial strength of these clients.

Sotheby’s ability to collect auction receivables may be adversely impacted by the banking and foreign currency laws and regulations, as well as the judicial systems of the countries in which it operates and in which its clients reside.

          Sotheby’s operates in 40 countries and has a worldwide client base. The collection of auction receivables may be adversely impacted by the banking and foreign currency laws and regulations regarding the movement of funds out of certain countries, as well by Sotheby’s ability to enforce its rights as a creditor in jurisdictions where the applicable laws and regulations may be less defined, particularly in emerging markets.

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

The strategic initiatives being implemented by Sotheby’s may not succeed.

          Sotheby’s is implementing certain strategic initiatives, which are being relied on to improve profitability. Accordingly, Sotheby’s future operating results are dependent in part on management’s success in implementing these initiatives. Additionally, the implementation of Sotheby’s strategic plans could unfavorably impact its short-term operating results. (See statement on Forward Looking Statements.)

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

          Sotheby’s operates in many tax jurisdictions throughout the world and the provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which Sotheby’s operates. Sotheby’s effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to: (i) future changes in applicable laws; (ii) projected levels of taxable income; (iii) pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates; (iv) increases to valuation allowances recorded against deferred tax assets; (v) tax audits conducted by various tax authorities; (vi) adjustments to income taxes upon finalization of income tax returns; (vii) the ability to claim foreign tax credits; (viii) the repatriation of non-U.S. earnings for which Sotheby’s has not previously provided for income taxes; and (ix) tax planning.

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

10.1

Amendment No. 3 to Credit Agreement, dated as of May 5, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England) and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender and the Lenders.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Reports on Form 8-K

(i)

On May 11, 2010 the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Definitive Material Agreement,” Item 2.02, “Results of Operations and Financial Condition,” Item 5.07, “Submission of Matters to a Vote of Security Holders” and Item 9.01, “Financial Statements and Exhibits.”

*

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ Kevin M. Delaney

Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: August 5, 2010

Exhibit Index

Exhibit No.	Description

10.1

Amendment No. 3 to Credit Agreement, dated as of May 5, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England) and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender and the Lenders.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.