Form 10-Q
period 2010-09-30
SOTHEBYS
filed 2010-11-08
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of October 26, 2010, there were 67,064,951 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues:
Auction and related revenues	$55,104	$40,000	$420,532	$236,985
Finance revenues	1,932	2,240	6,568	6,904
Dealer revenues	14,991	1,834	25,848	19,635
License fee revenues	941	764	2,775	2,313
Other revenues	92	88	626	838

Total revenues	73,060	44,926	456,349	266,675

Expenses:
Direct costs of services	4,548	2,846	32,578	26,515
Dealer cost of sales	14,990	981	23,305	21,487
Marketing expenses	2,520	1,711	8,736	7,678
Salaries and related costs	46,722	43,137	167,661	140,453
General and administrative expenses	29,723	28,582	93,342	89,386
Depreciation and amortization expense	3,852	5,467	12,304	15,926
Restructuring charges, net	(148)	493	(50)	11,012

Total expenses	102,207	83,217	337,876	312,457

Operating (loss) income	(29,147)	(38,291)	118,473	(45,782)

Interest income	389	860	1,127	4,011
Interest expense	(11,840)	(11,601)	(35,176)	(34,186)
Extinguishment of debt	—	—	—	1,039
Write-off of credit facility amendment fees	—	(2,489)	—	(3,750)
Other income	2,116	4,423	1,244	590

(Loss) income before taxes	(38,482)	(47,098)	85,668	(78,078)
Equity in earnings of investees, net of taxes	173	113	417	204
Income tax (benefit) expense	(18,948)	10,813	21,384	2,235

Net (loss) income	$(19,361)	$(57,798)	$64,701	$(80,109)

Basic (loss) earnings per share - Sotheby’s common shareholders (see Note 3)	$(0.29)	$(0.89)	$0.95	$(1.23)

Diluted (loss) earnings per share - Sotheby’s common shareholders (see Note 3)	$(0.29)	$(0.89)	$0.94	$(1.23)

Weighted average basic shares outstanding	66,377	65,295	66,238	65,152

Weighted average diluted shares outstanding	66,377	65,295	67,025	65,152

Cash dividends paid per common share	$0.05	$0.05	$0.15	$0.25

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30, 2010 (UNAUDITED)	December 31, 2009	September 30, 2009 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$345,617	$321,579	$116,504
Restricted cash	24,589	24,115	2,436
Accounts receivable, net of allowance for doubtful accounts of $4,558, $5,183 and $4,708	308,983	373,717	210,075
Notes receivable, net of allowance for credit losses of $1,133, $1,028 and $1,071	76,072	64,461	70,815
Inventory	133,686	142,565	166,933
Deferred income taxes	14,019	14,589	12,045
Income tax receivable	16,784	8,130	14,208
Prepaid expenses and other current assets	20,375	19,211	17,789

Total Current Assets	940,125	968,367	610,805

Notes receivable	102,193	100,008	94,189
Fixed assets, net of accumulated depreciation and amortization of $145,714, $139,814 and $190,068	369,982	370,224	374,436
Goodwill	14,364	14,591	14,624
Intangible assets, net of accumulated amortization of $5,853, $5,332 and $4,948	854	1,765	2,243
Equity method investments	15,917	17,121	17,266
Deferred income taxes	39,862	44,889	59,581
Trust assets related to deferred compensation liability	37,523	37,451	36,635
Pension asset	17,554	12,789	16,721
Other long-term assets	21,725	18,918	19,237

Total Assets	$1,560,099	$1,586,123	$1,245,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$224,996	$348,303	$108,986
Accounts payable and accrued liabilities	40,135	54,298	46,999
Accrued salaries and related costs	48,234	28,612	12,473
Accrued income taxes	21,195	2,831	1,473
Deferred income taxes	603	603	1,293
Other current liabilities	10,596	7,828	3,457

Total Current Liabilities	345,759	442,475	174,681

Long-term debt, net of unamortized discount of $40,818, $49,107 and $51,797	518,934	512,939	511,453
Deferred income taxes	452	452	2,890
Accrued income taxes	4,695	11,231	11,690
Deferred compensation liability	34,484	34,472	33,781
Other long-term liabilities	7,302	7,569	6,973

Total Liabilities	911,626	1,009,138	741,468

Commitments and contingencies (see Note 11)

Shareholders’ Equity:
Common Stock, $0.01 par value Authorized shares at September 30, 2010—200,000,000 Issued and outstanding shares 67,064,701, 67,157,342 and 66,892,691	667	672	661
Additional paid-in capital	334,701	317,081	307,777
Retained earnings	351,972	297,579	227,374
Accumulated other comprehensive loss	(38,867)	(38,347)	(31,543)

Total Shareholders’ Equity	648,473	576,985	504,269

Total Liabilities and Shareholders’ Equity	$1,560,099	$1,586,123	$1,245,737

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Nine Months Ended

	September 30, 2010	September 30, 2009

Operating Activities:
Net income (loss)	$64,701	$(80,109)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	12,304	15,926
Gain on extinguishment of debt	—	(1,039)
Deferred income tax expense	8,716	2,216
Share-based compensation	15,978	16,484
Net pension benefit	(2,752)	(1,809)
Asset provisions	7,201	4,491
Amortization of discount on long-term debt	8,280	7,566
Other	370	672

Changes in assets and liabilities:
Accounts receivable	54,945	349,832
Due to consignors	(121,221)	(317,461)
Inventory	(389)	13,853
Prepaid expenses and other current assets	(1,602)	4,318
Other long-term assets	3,262	(7,745)
Income tax receivable and deferred income tax assets	(11,038)	11,649
Accrued income taxes and deferred income tax liabilities	10,218	(14,249)
Accounts payable and accrued liabilities and other liabilities	4,724	(67,977)

Net cash provided (used) by operating activities	53,697	(63,382)

Investing Activities:
Funding of notes receivable	(156,222)	(100,688)
Collections of notes receivable	152,391	117,614
Capital expenditures	(11,597)	(97,941)
Distributions from equity investees	1,850	1,464
(Increase) decrease in restricted cash	(8,079)	23,672

Net cash used by investing activities	(21,657)	(55,879)

Financing Activities:
Repayment of 7.75% Senior Notes	—	(1,647)
Dividends paid	(10,116)	(17,029)
Repayments of York Property Mortgage	(446)	—
Decrease in York Property capital lease obligation	—	(49)
Proceeds from exercise of employee stock options	9,980	261
Other financing activities	(6,601)	—

Net cash used by financing activities	(7,183)	(18,464)

Effect of exchange rate changes on cash and cash equivalents	(819)	761

Increase (decrease) in cash and cash equivalents	24,038	(136,964)
Cash and cash equivalents at beginning of period	321,579	253,468

Cash and cash equivalents at end of period	$345,617	$116,504

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

3. Earnings (Loss) Per Share

          Basic earnings (loss) per share—Basic earnings (loss) per share attributable to Sotheby’s common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. In periods with net income, the two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share. Participating securities include unvested restricted stock and unvested restricted stock units, which have nonforfeitable rights to dividends. (See Note 14 of Notes to Condensed Consolidated Financial Statements.)

          Diluted earnings (loss) per share—Diluted earnings (loss) per share attributable to Sotheby’s common shareholders is computed in a similar manner to basic earnings (loss) per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares may include:

•

Unvested performance share units and incremental common shares issuable upon the exercise of stock options. Such potential common shares are included in the computation of diluted earnings per share using the treasury stock method.

•	Deferred stock units issued pursuant to the Sotheby’s Stock Compensation Plan for Non-Employee Directors.

•

In reporting periods during which the average trading price of Sotheby’s common stock exceeds the conversion price of its 3.125% Convertible Notes (the “Convertible Notes”), the net amount of common shares that would be delivered to settle the conversion premium assuming all of the Convertible Notes are redeemed. Sotheby’s average quarterly trading price did not exceed the conversion price of the Convertible Notes in any of the quarterly reporting periods in 2010 and 2009. Accordingly, the Convertible Notes did not have an impact on diluted shares outstanding during those periods. (See Note 9 for additional information related to the Convertible Notes.)

          For the three months ended September 30, 2010 and 2009, 1.9 million and 1.0 million potential common shares, respectively, were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2010, no potential common shares were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2009, 0.7 million potential common shares were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.

          The table below summarizes the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands of dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(19,361)	$(57,798)	$64,701	$(80,109)
Less: Net income attributable to participating securities	N/A	N/A	1,575	N/A

Net (loss) income attributable to Sotheby’s common shareholders	$(19,361)	$(57,798)	$63,126	$(80,109)

Denominator:
Weighted average common shares outstanding	66,377	65,295	66,238	65,152

Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.29)	$(0.89)	$0.95	$(1.23)

Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(19,361)	$(57,798)	$64,701	$(80,109)
Less: Net income attributable to participating securities	N/A	N/A	1,560	N/A

Net (loss) income attributable to Sotheby’s common shareholders	$(19,361)	$(57,798)	$63,141	$(80,109)

Denominator:
Weighted average common shares outstanding	66,377	65,295	66,238	65,152
Weighted average dilutive potential common shares outstanding	N/A	N/A	787	N/A

Denominator for calculation of diluted (loss) earnings per share	66,377	65,295	67,025	65,152

Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.29)	$(0.89)	$0.94	$(1.23)

4. Segment Reporting

          Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three and nine months ended September 30, 2010 and 2009 (in thousands of dollars):

Three months ended September 30, 2010	Auction	Finance		Dealer	All Other	Reconciling items*	Total

Revenues	$55,104	$3,499		$14,991	$1,033	$(1,567)	$73,060
Segment (loss) income before taxes	$(42,034)	$4,365	**	$(1,236)	$693	$(270)	$(38,482)

Three months ended September 30, 2009

Revenues	$40,000	$3,117		$1,834	$852	$(877)	$44,926
Segment (loss) income before taxes	$(48,269)	$2,299		$(1,397)	$442	$(173)	$(47,098)

Nine months ended September 30, 2010

Revenues	$420,532	$12,240		$25,848	$3,401	$(5,672)	$456,349
Segment income (loss) before taxes	$76,410	$10,374	**	$(2,561)	$2,089	$(644)	$85,668

Nine months ended September 30, 2009

Revenues	$236,985	$9,075		$19,635	$3,151	$(2,171)	$266,675
Segment (loss) income before taxes	$(78,036)	$6,085		$(8,361)	$1,542	$692	$(78,078)

*

The reconciling items related to Revenues represent charges between the Finance and Auction segments for certain client loans. Such charges, which are eliminated in consolidation, are recorded in Finance segment Revenues and in Auction segment Direct Costs.

**

For the three and nine months ended September 30, 2010, Finance segment income before taxes includes a $2 million non-operating gain related to the remeasurement of a foreign currency denominated client loan balance.

          The table below presents the unallocated amounts and reconciling items related to segment (loss) income before taxes for the three and nine months ended September 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Segments:
Auction	$(42,034)	$(48,269)	$76,410	$(78,036)
Finance	4,365	2,299	10,374	6,085
Dealer	(1,236)	(1,397)	(2,561)	(8,361)
All Other	693	442	2,089	1,542

Segment (loss) income before taxes	(38,212)	(46,925)	86,312	(78,770)

Unallocated amounts and reconciling items:
Extinguishment of debt (see Note 9)	—	—	—	1,039
Equity in earnings of investees ***	(270)	(173)	(644)	(347)

(Loss) income before taxes	$(38,482)	$(47,098)	$85,668	$(78,078)

***

Represents Sotheby’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in income (loss) before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Statements of Operations.

          The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2010, December 31, 2009 and September 30, 2009 (in thousands of dollars):

	September 30, 2010	December 31, 2009	September 30, 2009

Segments:
Auction	$1,241,722	$1,244,210	$892,776
Finance	156,671	161,510	166,286
Dealer	89,601	112,692	100,584
All Other	1,440	103	257

Total segment assets	1,489,434	1,518,515	1,159,903
Unallocated amounts:
Deferred tax assets and income tax receivable	70,665	67,608	85,834

Consolidated assets	$1,560,099	$1,586,123	$1,245,737

5. Receivables

          Accounts Receivable—In its role as auctioneer, Sotheby’s represents sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses, applicable taxes and royalties. The amounts billed to buyers are recorded as Accounts Receivable in the Condensed Consolidated Balance Sheets.

          Under Sotheby’s standard payment terms, payments from buyers are due no more than 30 days from the sale date and consignor payments are made 35 days from the sale date. However, in certain collecting categories, extended payment terms are sometimes provided to buyers in order to support and market a sale. Such terms typically extend the payment due date from 30 days to a date that is no greater than one year from the sale date. When providing extended payment terms, Sotheby’s attempts to match the timing of receipt from the buyer with payment to the consignor, but is not always successful in doing so.

          Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future auction or negotiate a private sale. However, at times, Sotheby’s pays the consignor before payment is collected from the buyer and/or allows the buyer to take possession of the property before payment is received. In situations when the buyer takes possession of the property before payment is received, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of September 30, 2010, net Accounts Receivable of $309 million includes $33.2 million related to situations in which the buyer takes possession of the property before making payment to Sotheby’s.

          In certain circumstances, Sotheby’s may guarantee to consignors the collection of the net sale proceeds from the buyer. In the event that the buyer does not make payment, Sotheby’s would be obligated to pay the net sale proceeds to the consignor at the settlement date and would, therefore, take title to the property. Accordingly, Sotheby’s would have the ability to recover all, or a portion, of the amount paid to the consignor through the future sale of the property. As of September 30, 2010, Sotheby’s had no such guarantee arrangements relating to future sales.

          As of September 30, 2010, $47.9 million, or 16%, of the net accounts receivable balance was due from one purchaser. Sotheby’s has possession of the property underlying this receivable balance and has not paid the consignor of the property. Sotheby’s expects to collect the full amount of this receivable balance within twelve months of September 30, 2010.

          Notes Receivable—The Finance segment provides certain collectors and art dealers with financing, generally secured by works of art that Sotheby’s either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will generally occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby’s to establish or enhance mutually beneficial relationships with borrowers and are intended to generate future auction consignments, although such loans do not always result in consignments. Secured loans are made with full recourse against the borrower. The collection of the secured loans made by Sotheby’s can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations where a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed by the application of such laws. In certain limited circumstances, in order to attract future consignments, Sotheby’s also makes unsecured loans to clients. As of September 30, 2010, the net notes receivable balance included an unsecured loan of $7.9 million, which is due to be repaid in the fourth quarter of 2010.

          The target loan-to-value ratio (principal loan amount divided by the low auction estimate of the collateral) for Finance segment secured loans is 50% or lower. However, certain loans are made at initial loan-to-value ratios higher than 50%. In addition, as a result of the normal periodic revaluation of loan collateral, the loan-to-value ratio of certain loans may increase above the 50% target loan-to-value ratio due to decreases in the low auction estimates of the collateral. As of September 30, 2010, the loan-to-value ratio of Finance segment secured loans was 39%. As of September 30, 2010, Finance segment secured loans with loan-to-value ratios above 50% totaled $79.5 million and represented 45% of net Notes Receivable. The collateral related to these loans has a low auction estimate of approximately $118.8 million. As of September 30, 2009, the loan-to-value ratio of Finance segment secured loans was 44%. As of September 30, 2009, Finance segment loans with loan-to-value ratios above 50% totaled $58.9 million and represented 36% of net Notes Receivable. The collateral related to such loans had a low auction estimate of approximately $83.3 million.

          The Finance segment’s loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between 3 and 6 months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods before peak selling seasons. The carrying value of the loan portfolio approximates its fair value.

          As of September 30, 2010, one loan of $30.7 million (classified in long-term Notes Receivable) and one consignor advance of $20 million (classified within current Notes Receivable) comprised approximately 17% and 11%, respectively, of the net Notes Receivable balance.

          The weighted average interest rates earned on Notes Receivable were 5.1% and 5.4% for the three months ended September 30, 2010 and 2009, respectively, and 5% and 5.5% for the nine months ended September 30, 2010 and 2009, respectively.

6. Goodwill

          For the nine months ended September 30, 2010 and 2009, changes in the carrying value of Goodwill, which is entirely attributable to the Auction segment, were as follows (in thousands of dollars):

	2010	2009

Balance as of January 1	$14,591	$14,202
Foreign currency exchange rate changes	(227)	422

Balance as of September 30	$14,364	$14,624

          Since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (now codified under Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other) through September 30, 2010, Sotheby’s has incurred total goodwill impairment losses of $18.4 million, all of which are attributable to goodwill acquired through its acquisition of Noortman Master Paintings (“NMP”), which is a reporting unit in the Dealer segment.

7. Intangible Assets

          Sotheby’s has intangible assets principally as a result of its acquisitions of NMP in June 2006 and an auction house in Paris, France in March 2007. As of September 30, 2010, December 31, 2009 and September 30, 2009, Intangible Assets consisted of the following (in thousands of dollars):

	September 30, 2010	December 31, 2009	September 30, 2009

Indefinite lived intangible assets:
Trade Name and other	$324	$324	$324
Amortizable intangible assets:
Customer Relationships	6,383	6,773	6,867
Accumulated amortization	(5,853)	(5,332)	(4,948)

Sub-total	530	1,441	1,919

Total	$854	$1,765	$2,243

          For the three months ended September 30, 2010 and 2009, amortization expense related to Intangible Assets was approximately $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense related to Intangible Assets was approximately $0.8 million and $1.3 million, respectively. The remaining customer relationships have a weighted average remaining useful life of 1.7 years, and the related amortization expense for the remaining useful lives of the customer relationships are expected to be approximately $0.1 million, $0.3 million and $0.1 million in 2010, 2011 and 2012, respectively.

8. Restructuring Plans and Related Charges

          For the three and nine months ended September 30, 2010, Sotheby’s recorded a net Restructuring benefit of approximately $0.1 million. For the three and nine months ended September 30, 2009, Sotheby’s recorded net Restructuring Charges of $0.5 million and $11 million, respectively. See below for a brief description of Sotheby’s restructuring plans.

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

          Restructuring activities resulting from the 2008 Restructuring Plan and 2009 Restructuring Plan are summarized in the table below (in thousands of dollars):

	Employee Termination Benefits	Facility Related Costs	Other Costs	Total

Liability at January 1, 2008	$—	$—	$—	$—
Charges for 2008 Restructuring Plan	4,312	—	—	4,312

Liability at December 31, 2008	4,312	—	—	4,312
Charges for 2008 Restructuring Plan	6,446	2,085	427	8,958
Charges for 2009 Restructuring Plan	3,578	—	3	3,581
Cash payments	(12,844)	(1,144)	(359)	(14,347)
Adjustments to liability	(251)	(129)	—	(380)
Foreign currency exchange rate changes	317	54	5	376

Liability at December 31, 2009	1,558	866	76	2,500
Charges for 2008 Restructuring Plan	—	43	147	190
Cash payments	(920)	(259)	(20)	(1,199)
Adjustments to liability	(324)	83	40	(201)
Foreign currency exchange rate changes	(46)	(53)	(6)	(105)

Liability at September 30, 2010	$268	$680	$237	$1,185

          As of September 30, 2010, the liability related to Sotheby’s restructuring activities was $1.2 million. The current portion of the liability ($0.6 million) is recorded in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities, and the long-term portion ($0.5 million) is recorded within Other Liabilities. The majority of the remaining liability related to employee termination benefits is expected to be paid by March 31, 2011. The liability for facility related costs will be paid monthly according to the terms of the underlying lease through September 2014.

9. Debt

          Revolving Credit Facility—Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The following summary does not purport to be a complete summary of the Credit Agreement and is qualified in its entirety by reference to the Credit Agreement and its amendments, copies of which were filed as exhibits to previous SEC filings. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and its amendments. The Credit Agreement has a maturity date of August 31, 2012 and provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $50 million for U.K. based borrowings. The borrowings available under the Credit Agreement are limited by a borrowing base equal to 85% of Eligible Art Loans, plus 30% of Eligible Art Inventory, plus 15% of Consolidated Net Tangible Assets, subject to limitations and certain reserves.

          Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. During the nine months ended September 30, 2010, Sotheby’s did not borrow or issue any letters of credit under the Revolving Credit Facility. As of September 30, 2010, the amount of available borrowings under the Revolving Credit Facility was approximately $140.7 million, as calculated under the borrowing base.

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

          These financial covenants were not applicable for the twelve month period ending September 30, 2010.

          Sotheby’s incurred approximately $8.1 million in fees related to the Credit Agreement, which are being amortized on a straight-line basis to Interest Expense over the three-year term of the facility. Additionally, commitment fees of 1.0% per year are charged for undrawn amounts committed under the Revolving Credit Facility.

          Long-Term Debt—As of September 30, 2010, December 31, 2009 and September 30, 2009, Long-Term Debt consisted of the following (in thousands of dollars):

	September 30, 2010	December 31, 2009	September 30, 2009

York Property Mortgage, net of unamortized discount of $16,921, $19,603 and $20,494	$214,581	$214,193	$214,506
Senior Notes, net of unamortized discount of $1,345, $1,503 and $1,554	126,905	126,747	126,696
Convertible Notes, net of unamortized discount of $22,552, $28,001 and $29,749	177,448	171,999	170,251

Total	$518,934	$512,939	$511,453

          (See the captioned sections below for detailed information related to the York Property Mortgage, Senior Notes and Convertible Notes.)

          York Property Mortgage—On February 6, 2009, Sotheby’s purchased the land and building located at 1334 York Avenue, New York, New York (the “York Property”) from RFR Holding Corp. (“RFR”) for a purchase price of $370 million. The York Property is home to Sotheby’s sole North American auction salesroom and its principal North American exhibition space, as well as its corporate headquarters.

          Sotheby’s financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009 and the assumption of an existing $235 million mortgage on the York Property (the “York Property Mortgage”). Sotheby’s also agreed to give the principals of RFR favorable consignment terms for the future sale of art at Sotheby’s auctions. Management estimated the value of these terms to be approximately $3.8 million.

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

          As of September 30, 2010, December 31, 2009 and September 30, 2009, the carrying value of the York Property Mortgage was $217.6 million, $215.4 million and $214.5 million, respectively. As of September 30, 2010 and December 31, 2009, the short-term portion of the York Property Mortgage was $3 million and $1.2 million, respectively, and is reflected in the Condensed Consolidated Balance Sheets within Other Current Liabilities. As of September 30, 2010, the fair value of the York Property Mortgage was approximately $237 million.

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

          As of September 30, 2010, the Senior Notes had a fair value of approximately $133.4 million based on a broker quoted price.

          Convertible Notes—On June 17, 2008, Sotheby’s issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby’s may not redeem the Convertible Notes prior to their stated maturity date. As of September 30, 2010, the Convertible Notes had a fair value of approximately $251.9 million based on a broker quoted price.

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

          Upon conversion, Sotheby’s will pay or deliver, as the case may be, cash, shares of Common Stock or a combination thereof at its election. It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash. Accordingly, the Convertible Notes have no impact on diluted shares outstanding until the average trading price of the Common Stock for a period exceeds the Conversion Price. In such circumstances, diluted shares outstanding for a reporting period would include the net shares that would be delivered to settle the conversion premium assuming all of the Convertible Notes are redeemed. (See Note 3.)

          Each of Sotheby’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the Credit Agreement.

          The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects Sotheby’s nonconvertible debt borrowing rate when interest expense is recognized. The resulting equity component (i.e., the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification and represents the original issue discount for the purposes of accounting for the liability component of the convertible debt instrument. As a result of separately recording the liability and equity components at their fair values, the Convertible Notes have an effective interest rate of 7.75%. As of September 30, 2010, management evaluated the embedded conversion option in the Convertible Notes and concluded that it should not be accounted for separately as a derivative financial instrument because the conversion option is indexed to Sotheby’s Common Stock and is classified as Shareholders’ Equity. Accordingly, the embedded conversion option in the Convertible Notes has not been remeasured and remains recorded as a component of Additional Paid-In Capital. As of September 30, 2010, the unamortized discount related to the Convertible Notes was $22.6 million and will be amortized to Interest Expense over the 32.5 months remaining until maturity using the effective interest rate method.

          For the three and nine months ended September 30, 2010 and 2009, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Contractual coupon interest expense	$1,562	$1,562	$4,687	$4,687
Discount amortization	1,851	1,714	5,449	5,044

Total	$3,413	$3,276	$10,136	$9,731

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

          Future Principal and Interest Payments—As of September 30, 2010, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

October 2010 to September 2011	$32,193
October 2011 to September 2012	32,193
October 2012 to September 2013	231,949
October 2013 to September 2014	25,943
October 2014 to September 2015	369,323
October 2015 to September 2016	—

Total future principal and interest payments	$691,601

          Interest Expense—For the three and nine months ended September 30, 2010 and 2009, interest expense consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Senior secured credit facility:
Amortization of amendment and arrangement fees	$739	$778	$2,084	$1,695
Commitment fees	511	398	1,500	1,175

Sub-total	1,250	1,176	3,584	2,870

York Property capital lease obligation	—	—	—	1,657
York Property Mortgage	4,280	4,295	12,724	11,123
Senior Notes	2,538	2,534	7,611	7,618
Convertible Notes	3,413	3,276	10,136	9,731
Other interest expense*	359	320	1,121	1,187

Total interest expense	$11,840	$11,601	$35,176	$34,186

*	Other interest expense consists primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.

10. U.K. Defined Benefit Pension Plan

          Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K. For the three and nine months ended September 30, 2010 and 2009, the components of net pension benefit related to the U.K. Pension Plan are (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Service cost	$965	$1,010	$2,867	$2,845
Interest cost	3,478	3,236	10,337	9,117
Expected return on plan assets	(5,372)	(4,953)	(15,965)	(13,953)
Amortization of prior service cost	3	3	9	9
Special termination benefits	—	—	—	173

Net pension benefit	$(926)	$(704)	$(2,752)	$(1,809)

          In 2010, Sotheby’s expects to contribute approximately $8 million to the U.K. Pension Plan, of which $2.3 million has been contributed through September 30, 2010.

11. Commitments and Contingencies

          Employment Arrangements—As of September 30, 2010, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between June 2011 and August 2014. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Sotheby’s and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $19.7 million as of September 30, 2010.

          Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $0.9 million as of September 30, 2010, of which $0.7 million is committed to an employee of Sotheby’s who is not an Executive Officer.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. During the course of the litigation, Sotheby’s reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby’s motions for summary judgment, denied Mr. Minor’s motion for partial summary judgment and entered a judgment in Sotheby’s favor in the amount of $6.6 million, the full amount sought by Sotheby’s. This judgment includes $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby’s. The judgment also included an award of attorney’s fees, in an amount to be determined. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. Sotheby’s has collected the full amount of the judgment as of the date of this filing and is in discussions with the California Franchise Tax Board over potential claims it might have to a portion of the amounts that have been collected. Given the uncertainty relating to the competing claims for these funds, Sotheby’s has not recognized any benefit from this judgment in its Condensed Consolidated Statement of Operations. Management believes that the court’s dismissal of Mr. Minor’s claims and grant of Sotheby’s motion for summary judgment were correctly decided, and Sotheby’s will vigorously oppose Mr. Minor’s appeal.

          Noortman Master Paintings—On June 7, 2006, Sotheby’s entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby’s acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby’s paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Common Stock. If NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to Sotheby’s. Management believes that it is unlikely that the minimum level of financial performance will be achieved as of June 2011 and therefore expects that a portion of the Initial Consideration will be transferred back to Sotheby’s.

          In addition to the Initial Consideration, an additional 486,712 shares of Sotheby’s Common Stock (the “Additional Consideration”) was issued and placed in escrow, to be released only if NMP achieves certain targeted performance specified in the Purchase Agreement during the five years following the closing of the transaction. Based on the closing price of Sotheby’s Common Stock on the New York Stock Exchange of $42.87 per share on October 26, 2010, the Additional Consideration had a fair value of approximately $20.9 million. The Additional Consideration is being held in escrow pursuant to an escrow agreement among the parties to the Purchase Agreement and LaSalle Bank N.A., dated June 7, 2006. Management believes that it is unlikely that the targeted performance metrics specified in the Purchase Agreement will be achieved as of June 2011 and that the Additional Consideration will therefore not be delivered to NMP.

          (See Notes 8, 9 and 12 for other commitments. See Notes 5 and 12 for other contingencies.)

12. Auction Guarantees

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

          Sotheby’s may reduce its financial exposure under auction guarantees through risk and reward sharing arrangements with partners, including:

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

          As of September 30, 2010, Sotheby’s had outstanding auction guarantees totaling $77.2 million, with the related property having pre-sale low and high estimates (1) of $76 million and $103.6 million, respectively. Sotheby’s financial exposure under these auction guarantees is reduced by $73 million as a result of irrevocable bids from unaffiliated counterparties. If the irrevocable bids are the winning bids for the property underlying the auction guarantees, the total proceeds from the irrevocable bids would be $82.2 million, consisting of the payment of the irrevocable bids ($73 million), plus the payment of the related buyer’s premium ($9.2 million) on such bids. The property related to these guarantees is being offered at auctions occurring in the fourth quarter of 2010.

          As of September 30, 2010, $22.7 million of the guaranteed amounts had been advanced to the consignors and was recorded within Notes Receivable in the Condensed Consolidated Balance Sheets (see Note 5). As of September 30, 2010, the carrying amount of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $0.2 million.

          As of November 3, 2010, Sotheby’s had outstanding auction guarantees totaling $24.5 million, with the related property having pre-sale low and high estimates (1) of $25.3 million and $36.7 million, respectively. Sotheby’s financial exposure under these auction guarantees was reduced by $23.9 million as a result of irrevocable bids from unaffiliated counterparties. If the irrevocable bids are the winning bids for the property underlying the auction guarantees, the total proceeds from the irrevocable bids would be $27.1 million, consisting of the payment of the irrevocable bids ($23.9 million), plus the payment of the related buyer’s premium ($3.2 million) on such bids. The property related to these auction guarantees will be offered at auction in November 2010.

          (1) Pre-sale estimates are not always accurate predictions of auction sale results or the fair value of the guaranteed property.

13. Comprehensive Income (Loss)

          Sotheby’s comprehensive income (loss) includes the net (loss) income for the period, as well as other comprehensive income (loss), which consists almost entirely of the change in the foreign currency translation adjustment account. For the three and nine months ended September 30, 2010 and 2009, comprehensive income (loss) consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net (loss) income	$(19,361)	$(57,798)	$64,701	$(80,109)
Other Comprehensive Income (Loss):
Foreign currency exchange rate gains (losses)	31,484	2,349	(526)	17,845
Amortization of prior service cost and actuarial losses related to the U.K. defined benefit pension plan, net of taxes	2	3	6	8

Total other comprehensive income (loss)	31,486	2,352	(520)	17,853

Comprehensive income (loss)	$12,125	$(55,446)	$64,181	$(62,256)

14. Share-Based Payments and Dividends

          Share-Based Payments—Share-based payments to employees include restricted stock, restricted stock units, performance share units and stock options, as discussed in more detail below. The following table summarizes compensation expense related to share-based payments for the three and nine months ended September 30, 2010 and 2009 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Pre-Tax	$5,342	$4,418	$15,978	$16,484
After-Tax	$4,045	$3,153	$11,004	$11,225

          As of September 30, 2010, unrecognized compensation expense related to the unvested portion of share-based payments was $19.5 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.7 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.

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

          On February 9, 2010, Sotheby’s issued 38,451 RSU’s with a fair value of $0.9 million related to certain executive employment arrangements, which vest evenly over four years.

          Performance Share Units—Performance Share Units (or “PSU’s”) are RSU’s that vest ratably over four years only if Sotheby’s achieves certain profitability targets. Prior to vesting, holders of PSU’s do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are credited to holders of PSU’s, but will only be paid for the portion of PSU’s that vest. PSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU’s better align Sotheby’s variable compensation strategy with its financial performance and the cyclical nature of the art market and further align the interests of Sotheby’s management with its shareholders. Accordingly, with limited exceptions, beginning in 2010 Sotheby’s intends to grant future equity awards in the form of PSU’s with performance and service conditions, rather than RSU’s with service conditions only.

          In February 2010, Sotheby’s issued 962,746 PSU’s with a fair value of $16.2 million ($16.83 per share) pursuant to the Restricted Stock Unit Plan as follows:

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

•	99,503 PSU’s with a fair value of $2.2 million issued to Mr. Ruprecht in relation to his March 2006 employment arrangement. (See “Chief Executive Officer Employment Arrangements” below.)

          Modification of Prior Restricted Stock Awards—In conjunction with employment arrangements entered into with certain senior executives in the third quarter of 2006, Sotheby’s granted 427,531 Restricted Stock shares that were scheduled to vest over three and five-year periods if certain company profitability or share price targets were achieved as of June 30, 2009 and/or June 30, 2011. Sotheby’s did not meet either of the profitability or share price targets as of June 30, 2009. As a result, 256,519 of the Restricted Stock shares that were available to vest on June 30, 2009 did not vest. Additionally, management determined that the 427,531 Restricted Stock shares that were available to vest on June 30, 2011 were unlikely to vest because the underlying company profitability and/or stock price targets were not expected to be achieved. As a result, on February 9, 2010, the Compensation Committee approved the cancellation of these awards and the simultaneous issuance of 320,500 PSU’s with a fair value of $2.3 million. The purpose of these actions is to provide continued motivation and additional years of retention incentives to the senior executives receiving the awards. These PSU’s will vest over four years only if Sotheby’s achieves certain profitability targets. Pursuant to the relevant accounting rules regarding share-based payments, the issuance of the PSU’s to replace the cancelled Restricted Stock shares was accounted for as a modification of the cancelled Restricted Stock awards. Accordingly, the compensation expense to be amortized in future periods related to these PSU’s was calculated based on the excess of the fair value of the PSU awards over the fair value of the cancelled Restricted Stock awards as of the date of the simultaneous cancellation and issuance. Also, pursuant to the relevant accounting rules, the unrecognized compensation expense related to the cancelled awards is continuing to be amortized ratably through June 2011, which was to be the final vesting date of the cancelled awards, as discussed above.

          Chief Executive Officer Employment Arrangements— Effective September 1, 2010, Sotheby’s entered into a new employment agreement (the “September 2010 Employment Agreement”) with Mr. Ruprecht, which replaces his employment agreement dated March 31, 2006, as amended (the “March 2006 Employment Agreement”), which was scheduled to expire in March 2011. The September 2010 Employment Agreement is for a four-year term ending August 31, 2014 with one year renewals thereafter unless Sotheby’s or Mr. Ruprecht provides notice of non-renewal at least five months prior to the end of the term or an annual extension. Among other things, the September 2010 Employment Agreement entitles Mr. Ruprecht to annual PSU grants beginning in 2011 subject to minimum ($3.5 million) and maximum ($4.5 million) levels, the value of which are determined at the discretion of the Compensation Committee.

          On April 1, 2006, in conjunction with the March 2006 Employment Agreement, Sotheby’s granted Mr. Ruprecht a one-time award of 300,000 Restricted Stock shares that would vest over three and five-year periods only if certain company profitability or share price targets were achieved as of December 31, 2008 and/or December 31, 2010. The three-year profitability target was achieved on December 31, 2008 and, as a result, 180,000 of these Restricted Stock shares vested on May 9, 2009. Management expects that the five-year profitability target will be met and, as such, the remaining 120,000 Restricted Stock shares will vest in 2011.

          Also in conjunction with the March 2006 Employment Agreement, beginning in 2007, Mr. Ruprecht was entitled to receive annual awards under the Restricted Stock Unit Plan, subject to minimum ($1.4 million) and maximum ($2.2 million) levels, the value of which was determined at the discretion of the Compensation Committee. In the first quarter of 2010, Mr. Ruprecht requested that he not receive cash incentive compensation in respect to 2009 and that he receive his contractually mandated 2010 RSU award in the form of PSU’s. Accordingly, on February 9, 2010, the Compensation Committee, at its discretion, granted 99,503 PSU’s to Mr. Ruprecht with a fair value of $2.2 million that will vest over four years only if Sotheby’s achieves certain profitability targets. Pursuant to the relevant accounting rules regarding share-based payments, the issuance of these PSU’s was accounted for as a modification of Mr. Ruprecht’s contractually mandated 2010 RSU award. Accordingly, the compensation expense to be amortized in future periods related to Mr. Ruprecht’s PSU award was calculated based on the excess of the fair value of the PSU award over the fair value of his contractually mandated 2010 RSU award as of the date of the simultaneous replacement in February 2010. Also, pursuant to the relevant accounting rules, the unrecognized compensation expense related to Mr. Ruprecht’s contractually mandated 2010 RSU award is continuing to be amortized ratably through June 2014, which was to be the final vesting date of this award.

          Summary of Restricted Stock, RSU’s and PSU’s—For the nine months ended September 30, 2010, changes in the number of outstanding Restricted Stock, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock, RSU’s and PSU’s	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	2,621	$22.80
Granted	1,001	$17.03
Vested	(780)	$25.66
Canceled	(446)	$26.38

Outstanding at September 30, 2010	2,396	$18.87

          The aggregate fair value of Restricted Stock and RSU’s that vested during the nine months ended September 30, 2010 and 2009 was $18.3 million and $8.6 million, respectively, based on the closing stock price on the dates the shares vested.

          As of September 30, 2010, 1.8 million shares are available for future awards pursuant to the Restricted Stock Unit Plan.

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”) are exercisable into authorized but unissued shares of Common Stock. Stock options generally vest evenly over four years and generally expire ten years after the date of grant.

          On February 9, 2010, the Compensation Committee approved a grant of 0.5 million stock options with a grant date fair value of $10.48 per share to five senior executives. These stock options have an exercise price of $22.11 and vest evenly over four years. Prior to this grant, no stock options were issued by Sotheby’s since 2005. As of September 30, 2010, less than 0.1 million shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.

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

          Changes in the number of stock options outstanding for the nine months ended September 30, 2010 were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	633	$16.12
Granted	500	$22.11
Expired	(6)	$18.88
Exercised	(351)	$16.83

Outstanding at September 30, 2010	776	$19.64	7.5	$13,331

Exercisable at September 30, 2010	276	$15.15	4.2	$5,976

          The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $3.2 million and $0.1 million, respectively. Cash received from stock options that were exercised during the nine months ended September 30, 2010 and 2009 totaled $5.9 million and $0.3 million, respectively. Sotheby’s also received $4.1 million in cash in January 2010 for stock options that were exercised in late December 2009. For the nine months ended September 30, 2010 and 2009, the related tax benefit realized from the exercise of stock options totaled $1.2 million and $0.1 million, respectively.

          Dividends—During the three and nine months ended September 30, 2010, Sotheby’s paid dividends of $3.3 million and $10.1 million, respectively. On November 4, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million) to be paid to shareholders of record as of December 1, 2010 on December 15, 2010.

          The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

15. Derivative Financial Instruments

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

          As of September 30, 2010, the notional value of outstanding forward exchange contracts was $15.6 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related losses in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of September 30, 2010 and December 31, 2009, the Condensed Consolidated Balance Sheets included assets of $0.1 million in each period recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on those dates. As of September 30, 2009, the Condensed Consolidated Balance Sheets included a liability of $0.2 million recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on that date.

16. Uncertain Tax Positions

          As of September 30, 2010, the liability for unrecognized tax benefits, excluding interest and penalties, was $43.3 million, representing a decrease of $6.8 million when compared to the December 31, 2009 balance of $50.1 million. As of September 30, 2009, the liability for unrecognized tax benefits was $45.3 million.

          As of September 30, 2010, December 31, 2009 and September 30, 2009, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate is $24.9 million, $33.5 million and $33.4 million, respectively.

          During the three months ended September 30, 2010, Sotheby’s liability for unrecognized tax benefits decreased by approximately $9.5 million primarily due to the expiration of the federal statutory period for 2006 and the settlement of a state audit. Of this amount, approximately $5.1 million impacted Sotheby’s effective tax rate in the current periods. Sotheby’s believes it is reasonably possible that an additional decrease of $2.7 million in the balance of unrecognized tax benefits can occur within 12 months of the September 30, 2010 balance sheet date as a result of the expiration of the statute of limitations related to an uncertain tax position.

          Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions. Years still open for audit are, for federal purposes from 2007, and for the following major state and local jurisdictions: New York State from 2004; New York City from 2004; and California from 2005. Sotheby’s foreign subsidiaries file income tax returns in the countries in which they have operations. Years still open to examination by foreign tax authorities include Hong Kong for 1998 and from 2004, and the U.K. from 2005.

          Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. The accrued liability for such interest and penalties decreased by $1.1 million during the nine months ended September 30, 2010 due to the expiration of the federal statutory period for 2006.

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

17. Related Party Transactions

          During the nine months ended September 30, 2010, Sotheby’s recognized aggregate auction commission revenues of $1.5 million related to the purchase of property by related parties, representing less than 1% of total revenues year-to-date period.

18. Recently Issued Accounting Standards

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

          In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009–13, “Multiple-Deliverable Revenue Arrangements,” which is codified in ASC 605 (Revenue Recognition). This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update will be effective prospectively for fiscal years beginning on or after June 15, 2010. Early application of this update, as well as retrospective application, is also permitted. Management is evaluating the potential impact of adopting this standard on Sotheby’s consolidated financial statements.

          In July 2010, the FASB issued ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which is codified in ASC 310 (Receivables). This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and allowance for credit losses but does not change the manner in which an entity accounts for its financing receivables. As such, this standard is not expected to have an impact on an entity’s financial results or financial condition. This update will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. Management is evaluating the potential impact of adopting this standard with regards to future disclosures to be made in Sotheby’s consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

          This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.

Overview

          For the nine months ended September 30, 2010, Sotheby’s reported net income of $64.7 million, an increase of $144.8 million when compared to the prior year’s ($80.1) million net loss. This substantial improvement is primarily due to higher auction commission revenues resulting from a significant increase in Net Auction Sales attributable to the strengthening of the global art market in 2010. The improvement versus the prior year is partially offset by a higher level of accrued incentive compensation costs due to the substantial improvement in current period results, as well as increased direct costs of services consistent with the level and composition of our auction offerings during the period.

          In the third quarter of 2010, Sotheby’s net loss decreased $38.4 million to ($19.4) million, when compared to the same period in the prior year. This improvement is primarily due to favorable differences in our effective income tax rate in the periods, which decreased our net loss by $29.8 million. Also favorably impacting the comparison of quarterly results is a $14.1 million (48%) increase in auction commission revenues resulting from a 66% increase in Net Auction Sales attributable to the strengthening of the global art market in 2010.

          A more detailed discussion of the significant factors impacting our results for the three and nine months ended September 30, 2010 is provided below.

Outlook

          In the fourth quarter of 2008, the global art market began a significant decline that continued well into 2009, resulting in sales levels significantly lower than those experienced in the three years prior. In the fourth quarter of 2009, the global art market began a recovery that has continued throughout 2010, with September year-to-date Net Auction Sales up 113% when compared to the prior year. Early fourth quarter sales results have also been very strong, and we remain encouraged by the current strength of the global art market and by the level and quality of our consignments for the remainder of 2010, which have largely been secured without the use of auction guarantees. However, we would be surprised to replicate the extraordinary sales growth rate achieved to date in 2010 in the current fourth quarter, as the comparable fourth quarter 2009 results were also strong, reflecting the global art market recovery that began in that period. (See statement on Forward Looking Statements.)

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

          The table below presents a summary of our results of operations for the three and nine months ended September 30, 2010 and 2009, as well as a comparison between the periods (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended September 30	2010	2009	$ Change	% Change

Revenues:
Auction and related revenues	$55,104	$40,000	$15,104	37.8%
Finance revenues	1,932	2,240	(308)	(13.8%)
Dealer revenues	14,991	1,834	13,157	*
License fee revenues	941	764	177	23.2%
Other revenues	92	88	4	4.5%

Total revenues	73,060	44,926	28,134	62.6%
Expenses **	102,207	83,217	(18,990)	(22.8%)

Operating loss	(29,147)	(38,291)	9,144	23.9%
Net interest expense	(11,451)	(10,741)	(710)	(6.6%)
Write-off of credit facility amendment fees	—	(2,489)	2,489	100.0%
Other income	2,116	4,423	(2,307)	(52.2%)

Loss before taxes	(38,482)	(47,098)	8,616	18.3%
Equity in earnings of investees, net of taxes	173	113	60	53.1%
Income tax (benefit) expense	(18,948)	10,813	29,761	N/A

Net loss	$(19,361)	$(57,798)	$38,437	66.5%

Key performance indicators:
Aggregate Auction Sales (a)	$256,232	$155,971	$100,261	64.3%
Net Auction Sales (b)	$215,887	$130,188	$85,699	65.8%
Private Sales (c)	$122,906	$101,690	$21,216	20.9%
Consolidated Sales (d)	$394,129	$259,495	$134,634	51.9%
Auction commission margin (e)	20.2%	22.7%	N/A	(11.0%)
Average loan portfolio (f)	$148,981	$150,523	$(1,542)	(1.0%)

			Favorable/(Unfavorable)

Nine Months Ended September 30	2010	2009	$ Change	% Change

Revenues:
Auction and related revenues	$420,532	$236,985	$183,547	77.5%
Finance revenues	6,568	6,904	(336)	(4.9%)
Dealer revenues	25,848	19,635	6,213	31.6%
License fee revenues	2,775	2,313	462	20.0%
Other revenues	626	838	(212)	(25.3%)

Total revenues	456,349	266,675	189,674	71.1%
Expenses **	337,876	312,457	(25,419)	(8.1%)

Operating income (loss)	118,473	(45,782)	164,255	*
Net interest expense	(34,049)	(30,175)	(3,874)	(12.8%)
Extinguishment of debt	—	1,039	(1,039)	(100.0%)
Write-off of credit facility amendment fees	—	(3,750)	3,750	100.0%
Other income	1,244	590	654	*

Income (loss) before taxes	85,668	(78,078)	163,746	N/A
Equity in earnings of investees, net of taxes	417	204	213	*
Income tax expense	21,384	2,235	(19,149)	*

Net income (loss)	$64,701	$(80,109)	$144,810	N/A

Key performance indicators:
Aggregate Auction Sales (a)	$2,410,416	$1,150,723	$1,259,693	*
Net Auction Sales (b)	$2,050,446	$963,385	$1,087,061	*
Private Sales (c)	$332,798	$300,133	$32,665	10.9%
Consolidated Sales (d)	$2,769,062	$1,470,491	$1,298,571	88.3%
Auction commission margin (e)	18.5%	21.1%	N/A	(12.2%)
Average loan portfolio (f)	$166,072	$153,885	$12,187	7.9%

Legend:

*	Represents a change in excess of 100%.

**	Expenses for the three and nine months ended September 30, 2009 include net restructuring charges of $0.5 million and $11 million, respectively.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s.

(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the average loan portfolio of Sotheby’s Finance segment.

Impact of Changes in Foreign Currency Exchange Rates

          For the three and nine months ended September 30, 2010, changes in foreign currency exchange rates had a net unfavorable impact of approximately ($0.5) million and ($3.8) million, respectively, on our results. The components of the impact of changes in foreign currency exchange rates are as follows (in thousands of dollars):

Three Months Ended September 30, 2010	Favorable/ (Unfavorable)

Total revenues	$(3,890)
Total expenses	3,670

Operating loss	(220)
Net interest expense and other	(312)

Impact of changes in foreign currency exchange rates	$(532)

Nine Months Ended September 30, 2010	Favorable/ (Unfavorable)

Total revenues	$(7,461)
Total expenses	3,672

Operating income	(3,789)
Net interest expense and other	33

Impact of changes in foreign currency exchange rates	$(3,756)

Revenues

          For the three and nine months ended September 30, 2010 and 2009, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended September 30	2010	2009	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$43,620	$29,495	$14,125	47.9%
Auction expense recoveries	685	582	103	17.7%
Private sale commissions	10,106	9,453	653	6.9%
Principal activities	(1,908)	(1,829)	(79)	(4.3%)
Catalogue subscription revenues	1,073	1,153	(80)	(6.9%)
Other	1,528	1,146	382	33.3%

Total auction and related revenues	55,104	40,000	15,104	37.8%

Other revenues:
Finance revenues	1,932	2,240	(308)	(13.8%)
Dealer revenues	14,991	1,834	13,157	*
License fee revenues	941	764	177	23.2%
Other	92	88	4	4.5%

Total other revenues	17,956	4,926	13,030	*

Total revenues	$73,060	$44,926	$28,134	62.6%

			Favorable/(Unfavorable)

Nine Months Ended September 30	2010	2009	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$379,779	$203,117	$176,662	87.0%
Auction expense recoveries	5,529	4,526	1,003	22.2%
Private sale commissions	29,462	24,186	5,276	21.8%
Principal activities	(3,084)	(2,888)	(196)	(6.8%)
Catalogue subscription revenues	3,361	3,735	(374)	(10.0%)
Other	5,485	4,309	1,176	27.3%

Total auction and related revenues	420,532	236,985	183,547	77.5%

Other revenues:
Finance revenues	6,568	6,904	(336)	(4.9%)
Dealer revenues	25,848	19,635	6,213	31.6%
License fee revenues	2,775	2,313	462	20.0%
Other	626	838	(212)	(25.3%)

Total other revenues	35,817	29,690	6,127	20.6%

Total revenues	$456,349	$266,675	$189,674	71.1%

Auction and Related Revenues

          For the three and nine months ended September 30, 2010, auction and related revenues improved $15.1 million (38%) and $183.5 million (78%), respectively, when compared to the same periods in the prior year, almost entirely due to a significant increase in auction commission revenues. To a much lesser extent, the comparison of auction and related revenues to the prior year is also favorably impacted by a higher level of private sale commissions, which increased by $0.7 million (7%) and $5.3 million (22%), respectively. See the discussion below for a more detailed explanation of the significant factors contributing to the improvement in auction and related revenues.

          Auction Commission Revenues—In our role as auctioneer, we represent sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction process. We invoice the buyer for the purchase price of the property (including the commission owed by the buyer), collect payment from the buyer and remit to the seller the net sale proceeds after deducting our commissions, expenses and applicable taxes and royalties. Our commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of Net Auction Sales.

          For the three and nine months ended September 30, 2010, auction commission revenues increased $14.1 million (48%) and $176.7 million (87%), respectively, due to a substantial improvement in Net Auction Sales, partially offset by a decline in auction commission margin. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.

          Net Auction Sales—For the three and nine months ended September 30, 2010, Net Auction Sales increased $85.7 million (66%) and $1.1 billion (113%), respectively, when compared to the same periods in the prior year.

          The increase in third quarter Net Auction Sales is primarily attributable to the following factors:

•

A $36.5 million, or 89%, increase in Net Auction Sales related to the recurring various-owner Old Master and British Paintings sales held in London in July 2010, which included the sale of Joseph Mallord William Turner’s Modern Rome – Campo Vaccino for $40.1 million ($44.9 million, including buyer’s premium). In the prior period, no comparably priced painting was sold in this collecting category.

•

A change in the timing of the autumn Important Jewels sale held in New York. In 2009, this sale was held in the fourth quarter and totaled $11.5 million. In 2010, this sale occurred in September, resulting in third quarter Net Auction Sales of $12.2 million.

•

An increase of $12.1 million (50%) in single-owner sales, primarily attributable to the sale of the Neuberger Berman–Lehman Brothers Corporate Collection, which totaled $10.4 million in September 2010.

•	Various smaller increases in other recurring third quarter sales, most notably in our Prints sales in London ($7.8 million) and recurring various-owner sales of Asian Art in New York ($6 million).

The increase in September year-to-date Net Auction Sales is primarily attributable to the following factors:

•

An increase of $666 million (183%) in recurring worldwide sales of Impressionist Art and Contemporary Art. In these sales, more works were offered and higher prices achieved than in the prior period. Included in these results is the sale of Alberto Giacometti’s L ‘Homme qui Marchel, which sold for $93.1 million ($104.3 million, including buyer’s premium). There was no comparably priced work sold in the prior year.

•

An increase of $92 million (187%) in sales of Asian Art conducted in Hong Kong, primarily attributable to an increase in the volume of property sold and higher average selling prices achieved in the current period.

•

An increase of $81.4 million (132%) in sales of jewelry, which included record results from the April sale of Western Jewelry in Hong Kong ($38 million, representing an increase of $26 million from the prior year), as well as substantial improvements in recurring sales in New York and Switzerland resulting from an increase in the number of items sold and higher average selling prices. To a lesser extent, the increase in jewelry sales is also due to a change in the timing of the autumn Important Jewels sale held in New York, as discussed above.

•

A $51.1 million increase in single-owner sales conducted in North America and Europe when compared to the first nine months of 2009. Current period results include the sales of The Collection of Patricia Kluge, Photographs from the Polaroid Collection, the British American Tobacco Artventure Collection, and the sale of the Neuberger Berman–Lehman Brothers Corporate Collection mentioned above.

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

          In certain situations, auction commission margins are adversely impacted by arrangements whereby our auction commission is shared with a consignor or with a partner in an auction guarantee. In such situations, we may: (a) share our auction commission with a consignor in order to secure a high value consignment without issuing an auction guarantee or (b) enter into a risk and reward sharing arrangement with an unaffiliated counterparty whereby we reduce our financial exposure under the auction guarantee in exchange for sharing our auction commission. Additionally, we may also share our auction commission with a consignor as part of an auction guarantee, typically in exchange for a portion of the hammer (sale) price in excess of a negotiated amount.

          In response to the uncertain economic environment and the downturn in the international art market that was evident for most of 2009, we substantially reduced our use of auction guarantees in 2009 when compared to the three years prior. We have continued to be selective in our use of auction guarantees in 2010, and we have been able to secure a significantly higher level of high-value consignments when compared to the prior year. Going forward, we expect to remain prudent in the use of auction guarantees and enter into risk and reward sharing arrangements, when appropriate, to reduce our financial exposure under any such guarantees. (See statement on Forward Looking Statements.)

          For the three and nine months ended September 30, 2010, auction commission margin decreased 11% (from 22.7% to 20.2%) and 12.3% (from 21.1% to 18.5%), respectively, when compared to the same periods in the prior year. These decreases are almost entirely attributable to a lower average buyer’s premium rate achieved in the current periods due to a change in sales mix, as a significantly higher portion of Net Auction Sales were at the high-end of our business. Specifically, for the three and nine months ended September 30, 2010, there were increases of 28% and 123%, respectively, in the number of lots sold over $1 million, the price point at which the buyer’s premium rate decreases from 20% to 12%. Below is a table providing a comparison of the volume and value of lots sold over $1 million when compared to the prior periods (in thousands of dollars, except for lot volume):

			Favorable/(Unfavorable)

Three Months Ended September 30	2010	2009	Change	% Change

Lots with a hammer price of greater than $1 million	23	18	5	28%
Total hammer price	$80,867	$39,286	$41,581	106%

Nine Months Ended September 30	2010	2009	Change	% Change

Lots with a hammer price of greater than $1 million	296	133	163	123%
Total hammer price	$1,112,498	$346,864	$765,634	221%

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

          For the three and nine months ended September 30, 2010 and 2009, principal activity losses remained relatively flat as the impact of a higher level of auction segment inventory writedowns was largely offset by a gain recognized in the third quarter of 2010 on the sale of a previously guaranteed painting that had failed to sell at auction in May 2008, for which there was no comparable sale in the prior periods.

          Private Sale Commissions—The amount of private sale commissions earned can vary significantly from period to period. For the three and nine months ended September 30, 2010, private sale commissions increased $0.7 million, or 7%, and $5.3 million, or 22%, respectively, when compared to the same periods in the prior year. These increases are primarily attributable to Sotheby’s selling a higher volume of high value property in the current periods, with year-to-date results also favorably impacted by improved commission margins. Private sales remain a strategic focus of Sotheby’s.

Finance Revenues

          For the three and nine months ended September 30, 2010, Finance revenues decreased 14% and 5%, respectively, when compared to the same periods in the prior year. The comparison of Finance revenues to the prior periods is largely impacted by the following factors:

•

Lower average balances of interest-bearing loans in the current periods. In 2010, the Finance segment loan portfolio included a higher proportion of short-term, interest-free advances to consignors (with maturities typically ranging between 3 and 6 months), which were issued in order to secure high-value property for auctions. (See Note 5 of Notes to Condensed Consolidated Financial Statements).

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

Dealer Revenues and Cost of Sales

          Dealer revenues consist of revenues earned from the sale of Dealer inventory, which includes property held by Noortman Master Paintings and objects purchased for investment purposes. To a lesser extent, Dealer revenues also include commissions earned by Noortman Master Paintings through the brokering of private art sales. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory.

          The table below summarizes Dealer revenues, cost of sales and gross profit (loss) for the three and nine months ended September 30, 2010 and 2009 (in thousands of dollars):

			Favorable/(Unfavorable)

Three Months Ended September 30,	2010	2009	$ Change	% Change

Dealer revenues	$14,991	$1,834	$13,157	*
Dealer cost of sales	(14,990)	(981)	(14,009)	*

Dealer gross profit	$1	$853	$(852)	*

			Favorable/(Unfavorable)

Nine Months Ended September 30,	2010	2009	$ Change	% Change

Dealer revenues	$25,848	$19,635	$6,213	31.6%
Dealer cost of sales	(23,305)	(21,487)	(1,818)	(8.5%)

Dealer gross profit (loss)	$2,543	$(1,852)	$4,395	N/A

*	Represents a change in excess of 100%.

          The decline in Dealer segment performance for the three months ended September 30, 2010 is primarily attributable to an increase of $2.5 million in inventory writedowns, partially offset by an increase in the volume and profitability of sales of Noortman Master Paintings inventory.

          The improvement in Dealer segment results for the nine months ended September 30, 2010 is principally due to an increase in the volume and profitability of sales of Noortman Master Paintings inventory, a $1.1 million decrease in inventory writedowns during the period (from $4.2 million to $3.1 million) and a $1 million increase in commissions earned from the brokering of private art sales.

Expenses

          For the three and nine months ended September 30, 2010 and 2009, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended September 30	2010	2009	$ Change	% Change

Direct costs of services	$4,548	$2,846	$(1,702)	(59.8%)
Dealer cost of sales	14,990	981	(14,009)	*
Marketing expenses	2,520	1,711	(809)	(47.3%)
Salaries and related costs	46,722	43,137	(3,585)	(8.3%)
General and administrative expenses	29,723	28,582	(1,141)	(4.0%)
Depreciation and amortization expense	3,852	5,467	1,615	29.5%
Restructuring charges (net)	(148)	493	641	*

Total expenses	$102,207	$83,217	$(18,990)	(22.8% )

			Favorable / (Unfavorable)

Nine Months Ended September 30	2010	2009	$ Change	% Change

Direct costs of services	$32,578	$26,515	$(6,063)	(22.9%)
Dealer cost of sales	23,305	21,487	(1,818)	(8.5%)
Marketing expenses	8,736	7,678	(1,058)	(13.8%)
Salaries and related costs	167,661	140,453	(27,208)	(19.4%)
General and administrative expenses	93,342	89,386	(3,956)	(4.4%)
Depreciation and amortization expense	12,304	15,926	3,622	22.7%
Restructuring charges (net)	(50)	11,012	11,062	*

Total expenses	$337,876	$312,457	$(25,419)	(8.1%)

*	Represents a change in excess of 100%

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

          For the three and nine months ended September 30, 2010, direct costs of services increased $1.7 million (60%) and $6.1 million (23%), respectively, when compared to the same periods in the prior year. These increases are consistent with the level and composition of our auction offerings in the current periods, and are due in part to the following factors:

•	Increases of $0.4 million and $2.3 million, respectively, in costs incurred to promote the substantially higher level of single-owner sales, as discussed under “Net Auction Sales” above.

•	A year-to-date increase of $1.2 million in traveling exhibition costs, primarily due to traveling exhibitions for property offered in our second quarter Impressionist Art and Contemporary Art sales.

•	Unfavorable experience in property loss and damage claims, which resulted in a year-to-date increase of $1.5 million versus the prior year.

          The overall increase in direct costs of services for the nine months ended September 30, 2010, was partially offset by the impact of $3 million of costs incurred to promote and conduct our first ever auctions in Doha, Qatar in March 2009, for which there were no comparable sale events or related costs in the first nine months of 2010.

Marketing Expenses

          Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of the cost of corporate marketing activities (including the cost of client service initiatives) and the cost of strategic sponsorships of cultural institutions.

          For the three and nine months ended September 30, 2010, marketing expenses increased $0.8 million (47%) and $1.1 million (14%), when compared to the same periods in the prior year, principally due to higher costs to promote the Sotheby’s brand in emerging markets and a higher level of museum sponsorships.

Salaries and Related Costs

          For the three and nine months ended September 30, 2010 and 2009, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

Three Months Ended September 30	2010	2009	$ Change	% Change

Full-time salaries	$27,994	$27,015	($979)	(3.6%)
Employee benefits	5,160	5,344	184	3.4%
Payroll taxes	3,039	2,548	(491)	(19.3%)
Incentive compensation expense	2,241	1,525	(716)	(47.0%)
Share-based payments	5,342	4,418	(924)	(20.9%)
Other	2,946	2,287	(659)	(28.8%)

Total salaries and related costs	$46,722	$43,137	($3,585)	(8.3%)

			Favorable / (Unfavorable)

Nine Months Ended September 30	2010	2009	$ Change	% Change

Full-time salaries	$83,744	$87,517	$3,773	4.3%
Employee benefits	11,850	13,119	1,269	9.7%
Payroll taxes	12,792	10,058	(2,734)	(27.2%)
Incentive compensation expense	33,265	5,281	(27,984)	*
Share-based payments	15,978	16,484	506	3.1%
Other	10,032	7,994	(2,038)	(25.5%)

Total salaries and related costs	$167,661	$140,453	($27,208)	(19.4%)

*	Represents a change in excess of 100%.

          For the three months ended September 30, 2010, salaries and related costs increased $3.6 million (8%), primarily due to higher levels of full-time salaries, share-based payments, incentive compensation and other compensation related costs, partially offset by favorable movements in foreign currency exchange rates. For the nine months ended September 30, 2010, salaries and related costs increased $27.2 million (19%) when compared to the same period in the prior year, almost entirely due to a higher level of accrued incentive compensation costs. See below for a detailed discussion of the significant factors contributing to the overall increase in salaries and related costs.

          Incentive Compensation—Incentive compensation consists of expense related to Sotheby’s incentive compensation programs. The amount of incentive compensation expense recorded in a period is largely dependent upon the level of Sotheby’s profitability, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby’s full year financial results. In addition, incentive compensation includes amounts awarded to employees specifically for the brokering of certain eligible private sale transactions.

          For the three months ended September 30, 2010, the increase in accrued incentive compensation is due to an increase in private sale incentive costs, due, in part, to higher private sale commissions earned in the current period, as well as a higher value of prior year private sale transactions that were not eligible for incentive compensation. For the nine months ended September 30, 2010, the substantial increase in accrued incentive compensation is due to the significant improvement in Sotheby’s year-to-date profitability during 2010 when compared to 2009.

          Full-Time Salaries—For the three months ended September 30, 2010, full-time salaries increased $1 million (4%), primarily due to strategic salary and headcount increases in 2010, as well as the impact of unpaid employee furloughs in 2009 that were not repeated in 2010 and the reversal of temporary pay reductions for certain senior employees that were enacted in the second quarter of 2009, both of which were implemented in response to a downturn in the international art market. These increases were partially offset by the impact of restructuring initiatives implemented in 2009 (see “Restructuring Plans and Related Charges” below) and the impact of favorable movements in foreign currency exchange rates in the current period ($0.8 million).

          For the nine months ended September 30, 2010, full-time salaries decreased $3.8 million (4%), primarily due to the impact of headcount reductions resulting from the restructuring initiatives implemented throughout 2009 (see “Restructuring Plans and Related Charges” below), partially offset by the factors that contributed to the increase in third quarter full-time salaries discussed above.

          Other Compensation—Other compensation includes expense related to the cost of temporary labor and overtime, as well as expense related to certain employment arrangements. The comparison of other compensation to the prior year is significantly influenced by non-refundable cash payments made in connection with employment arrangements entered into in the second and third quarters of 2010, for which there were no comparable events in the prior year, as well as third quarter and year-to-date increases in the costs of temporary employees and staff overtime.

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

          For the three months ended September 30, 2010, employee benefit costs decreased $0.2 million (3%), primarily as a result of less favorable performance of deemed participant investments related to the DCP, which reduced third quarter employee benefits costs by $0.8 million. On a consolidated basis, the cost reductions related to the DCP liability are largely offset by less favorable performance of the trust assets related to the DCP liability, which is reflected within other income (expense). Also contributing to the decrease in third quarter employee benefit costs is an increase of $0.2 million in the net pension credit related to the U.K. Pension Plan. This increase is attributable to differences in the market-based assumptions used to determine the net pension credit between the periods.

          The overall decrease in employee benefits for the three months ended September 30, 2010 was largely offset by an increase in costs related to Sotheby’s U.S. retirement plans, primarily as a result of the substantial improvement in Sotheby’s financial performance in the current year. Employee benefits in the third quarter of 2010 include $0.6 million in profit-sharing accruals related to our U.S. retirement plans, for which there were no similar costs accrued in the prior period.

          For the nine months ended September 30, 2010, employee benefit costs decreased $1.3 million (10%), primarily as a result of less favorable performance of deemed participant investments related to the DCP, which reduced year-to-date employee benefits costs by $2.6 million. Also contributing to the decrease in year-to-date employee benefits costs is an increase of $0.9 million in the net pension credit related to the U.K. Pension Plan.

          The overall decrease in employee benefits for the nine months ended September 30, 2010 was partially offset by an increase in costs related to Sotheby’s U.S. retirement plans, primarily as a result of the substantial improvement in Sotheby’s financial performance in the current year. Current year-to-date employee benefits include profit-sharing and incentive compensation related accruals related to our U.S. retirement plans, for which there were no similar costs accrued in the prior period. The year-to-date impact of these costs was partially offset by a decrease in the rate of contributions to our U.S. retirement plans as a result of a May 2009 amendment to the Sotheby’s, Inc. Retirement Savings Plan, which reduced matching contributions by 50%, as well as by the impact of headcount reductions resulting from the restructuring plans implemented throughout 2009.

          Payroll Taxes—For the three and nine months ended September 30, 2010, payroll taxes increased $0.5 million (19%) and $2.7 million (27%), respectively, primarily due to higher incentive compensation and other compensation related costs, as described above. For the nine months ended September 30, 2010, the overall increase in payroll taxes is partially offset by the impact of headcount reductions resulting from the restructuring plans implemented throughout 2009 (see “Restructuring Plans and Related Charges” below).

          Share-Based Payments—Share-based payments consist of the amortization of expense for awards of restricted stock, restricted stock units, performance share units and stock options. Such equity-based awards are granted annually each February, and the value of the awards is generally dependent upon Sotheby’s financial results for the year prior to the grant date. (See Note 14 of Notes to Condensed Consolidated Financial Statements for more detailed information on our share-based compensation programs.)

          For the three months ended September 30, 2010, share-based payments increased $0.9 million (21%) principally due to $0.7 million in expense amortization related to stock options granted to certain senior executives in February 2010. Prior to this grant, no stock options had been awarded by Sotheby’s since 2005. The overall increase in third quarter share-based payments is partially offset by lower expense amortization related to prior years’ equity awards.

          For the nine months ended September 30, 2010, share-based payments decreased $0.5 million (3%) principally due to lower expense amortization related to prior years’ equity awards, partially offset by year-to-date expense of $1.8 million related to the stock option grant discussed above.

General and Administrative Expenses

          For the three months ended September 30, 2010, general and administrative expenses increased $1.1 million (4%), primarily due to the following factors:

•	A $1.4 million (37%) increase in travel and entertainment expenses in response to a higher level of consignment opportunities in the current period.

•	A $0.5 million increase in facilities-related expenses largely due to the favorable settlement of an asset retirement obligation in the third quarter of 2009.

•	A $0.5 million increase in professional fees largely due to higher legal fees.

          These increases are partially offset by the impact of favorable movements in foreign currency exchange rates ($0.9 million), as well as a $0.8 million recovery related to an overdue auction receivable that was previously thought to be uncollectible.

          For the nine months ended September 30, 2010, general and administrative expenses increased $4 million (4%), primarily due to the following factors:

•	A $4.8 million (43%) increase in travel and entertainment expenses in response to a higher level of consignment opportunities through the first nine months of 2010.

•	A $3.9 million increase in bad debt expense primarily attributable to a higher level of recoveries occurring in the prior year.

•	A $1.1 million increase in various other general and administrative expenses.

          These increases are partially offset by a decrease in facility related costs ($2.8 million) as prior period results include rent and moving expenses related to our former middle-market salesroom in London, which was vacated in June 2009. Also partially offsetting the increase in general and administrative expenses for the year-to-date period is a $2.2 million decrease in authenticity claims, goodwill gestures and other litigation-related matters, and a $0.7 million decrease in professional fees primarily due to lower costs associated with our previously outsourced tax compliance function.

          Our existing lease for warehouse space in London expires in the first quarter of 2011. As a result, in April 2010, we signed a lease for a new London warehouse, which we expect to occupy in the first quarter of 2011 after we complete the build-out of the facility. Rent expense related to this new warehouse is expected to be $0.7 million in 2010, of which $0.4 million has been incurred to-date in 2010. These costs are in addition to the rent expense related to our existing London warehouse, which we will continue to use until the lease expiration date in the first quarter of 2011. (See statement on Forward Looking Statements.)

Depreciation and Amortization Expense

          For the three and nine months ended September 30, 2010, depreciation and amortization expense decreased $1.6 million (30%) and $3.6 million (23%), respectively, when compared to the same periods in the prior year. These decreases are primarily attributable to a lower level of recurring capital spending in 2009 than in prior years, as well as certain assets becoming fully depreciated in 2009.

Restructuring Plans and Related Charges

          For the three and nine months ended September 30, 2010, we recorded a net Restructuring benefit of approximately $0.1 million. For the three and nine months ended September 30, 2009, we recorded net Restructuring Charges of $0.5 million and $11 million, respectively. See below for a brief description of our restructuring plans.

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

          Restructuring activities resulting from the 2008 Restructuring Plan and 2009 Restructuring Plan are summarized in the table below (in thousands of dollars):

	Employee Termination Benefits	Facility Related Costs	Other Costs	Total

Liability at January 1, 2008	$—	$—	$—	$—
Charges for 2008 Restructuring Plan	4,312	—	—	4,312

Liability at December 31, 2008	4,312	—	—	4,312
Charges for 2008 Restructuring Plan	6,446	2,085	427	8,958
Charges for 2009 Restructuring Plan	3,578	—	3	3,581
Cash payments	(12,844)	(1,144)	(359)	(14,347)
Adjustments to liability	(251)	(129)	—	(380)
Foreign currency exchange rate changes	317	54	5	376

Liability at December 31, 2009	1,558	866	76	2,500
Charges for 2008 Restructuring Plan	—	43	147	190
Cash payments	(920)	(259)	(20)	(1,199)
Adjustments to liability	(324)	83	40	(201)
Foreign currency exchange rate changes	(46)	(53)	(6)	(105)

Liability at September 30, 2010	$268	$680	$237	$1,185

          As of September 30, 2010, the liability related to our restructuring activities was $1.2 million. The current portion of the liability ($0.6 million) is recorded in the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities, and the long-term portion ($0.5 million) is recorded within Other Liabilities. The majority of the remaining liability related to employee termination benefits is expected to be paid by March 31, 2011. The liability for facility related costs will be paid monthly according to the terms of the underlying lease through September 2014.

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

Net Interest Expense

          For the three and nine months ended September 30, 2010, net interest expense increased $0.7 million (7%) and $3.9 million (13%), primarily due to lower interest income and higher arrangement and amendment fees related to our revolving credit facility. The lower level of interest income is principally due to $0.8 million and $2.8 million of interest income recognized during the three and nine months ended September 30, 2009, respectively, related to previously delinquent client accounts that were determined to be collectible.

Extinguishment of Debt

          On January 27, 2009, we repurchased $2.8 million of our 7.75% Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $1 million, net of fees, which was recognized in the first quarter of 2009.

Write-Off of Credit Facility Amendment Fees

          On August 31, 2009, we terminated our senior secured revolving credit facility with Bank of America, N.A. (the “BofA Credit Agreement”). As a result, we recorded a $2.5 million non-cash charge in the third quarter of 2009 to write-off the remaining balance of arrangement and amendment fees related to the BofA Credit Agreement. Additionally, as a result of amendments to the BofA Credit Agreement made in the first half of 2009, we recorded a $1.3 million non-cash charge in the second quarter of 2009 to write-off a portion of arrangement and amendment fees related to this revolving credit facility.

Income Tax (Benefit) Expense

          Quarterly tax expense (benefit) is calculated using an estimated annual effective tax rate for the period using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual pre-tax income; changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, the effective tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with federal, state or foreign tax authorities; or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

          The table below summarizes Sotheby’s income tax (benefit) expense and effective tax rate for the three and nine months ended September 30, 2010 and 2009 (in thousands of dollars):

Three Months Ended September 30	2010	2009

Loss before taxes	$(38,482)	$(47,098)
Income tax (benefit) expense	$(18,948)	$10,813
Effective tax rate	49.2%	(23.0%)

Nine Months Ended September 30	2010	2009

Income before taxes	$85,668	$(78,078)
Income tax expense	$21,384	$2,235
Effective tax rate	25.0%	(2.9%)

          The effective tax rate for the three and nine months ended September 30, 2010 is impacted by $6 million in tax benefits recognized in the third quarter associated with discrete events, primarily resulting from the recognition of previously unrecognized tax benefits due to the expiration of the federal statutory period for 2006 (see Note 16 of Notes to Condensed Consolidated Financial Statements). Additionally, our current year effective tax rates are also impacted by a change in the jurisdictional level and mix of earnings, when compared to the prior periods.

          Despite the pre-tax loss for the three and nine months ended September 30, 2009, Sotheby’s reported income tax expense of $10.8 million and $2.2 million, respectively, resulting in negative effective tax rates for the periods. In most years, a pre-tax loss would result in an income tax benefit; however, during 2009, Sotheby’s recorded $0.2 million and $16.9 million, respectively, in charges during the third quarter and year-to-date periods to reduce the value of certain deferred tax assets. The prior year tax rates were also significantly impacted by the expectation at the time that 2009 full year results would be near breakeven, which exaggerated the impact of certain permanent book-to-tax differences.

          We anticipate that our full year effective tax rate, excluding discrete items, will be approximately 30%. The anticipated full year effective tax rate is lower than the statutory rate of 35% primarily due to foreign earnings taxed at lower rates. This is partially offset by the impact of additional U.S. tax on earnings from foreign subsidiaries, which is not able to be fully offset by foreign tax credits, and by the expiration of certain tax provisions relating to the treatment of income earned by controlled foreign corporations which expired on December 31, 2009. If these provisions are extended, there would be a favorable impact on our effective income tax rate in the quarter in which such legislation is enacted. (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes our material contractual obligations and commitments as of September 30, 2010 (in thousands of dollars):

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

York Property Mortgage (1)
Principal	$234,550	$3,043	$6,568	$224,939	$—
Interest	60,983	12,961	25,439	22,583	—

Sub-total	295,533	16,004	32,007	247,522	—

Unsecured debt (2)
Principal payments	328,250	—	200,000	128,250	—
Interest payments	67,818	16,189	32,136	19,493	—

Sub-total	396,068	16,189	232,136	147,743	—

Other commitments:
Operating lease obligations (3)	96,063	13,458	18,667	16,778	47,160
Employment arrangements (4)	19,727	7,222	10,756	1,749	—
Auction guarantees (5)	77,205	77,205	—	—	—
Uncertain tax positions (6)	—	—	—	—	—

Sub-total	192,995	97,885	29,423	18,527	47,160

Total	$884,596	$130,078	$293,566	$413,792	$47,160

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

(2)

Represents the aggregate outstanding principal and semi-annual interest payments due on our 3.125% Convertible Notes ($200 million), due June 15, 2013 (the “Convertible Notes”) and our 7.75% Senior Notes ($128.3 million), due June 15, 2015 (the “Senior Notes”). (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information on the Convertible Notes and the Senior Notes.)

(3)	Represents rental payments due under our operating lease obligations.

(4)

Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between March 2011 and August 2014. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under our incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances.

(5)

From time to time in the ordinary course of its business, Sotheby’s will guarantee to sellers a minimum price in connection with the sale of property at auction (an “auction guarantee”). As of September 30, 2010, we had outstanding auction guarantees totaling $77.2 million, with the related property having pre-sale low and high estimates of $76 million and $103.6 million, respectively. Our financial exposure under these auction guarantees is reduced by $73 million as a result of irrevocable bids from unaffiliated counterparties. The property related to these guarantees is being offered at auctions occurring in the fourth quarter of 2010. (See Note 12 of Notes to Condensed Consolidated Financial Statements for additional information and “Off Balance Sheet Arrangements” below for more information related to auction guarantees.)

(6)

Excludes the $13.1 million liability recorded for uncertain tax positions, including interest and penalties, that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in our September 30, 2010 Condensed Consolidated Balance Sheet. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 16 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF BALANCE SHEET ARRANGEMENTS

Auction Guarantees

          From time to time in the ordinary course of its business, we will guarantee to sellers a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the minimum guaranteed price, we must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. We are generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above a minimum price. If the property does not sell, the amount of the auction guarantee must be paid, but we have the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is reflected as Inventory in the Condensed Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of realizable value. The sale proceeds we ultimately realize in these situations may equal, exceed or be less than the amount recorded as Inventory in the Condensed Consolidated Balance Sheets.

          We may reduce our financial exposure under auction guarantees through risk and reward sharing arrangements with partners, including:

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

          As of September 30, 2010, we had outstanding auction guarantees totaling $77.2 million, with the related property having pre-sale low and high estimates (1) of $76 million and $103.6 million, respectively. Our financial exposure under these auction guarantees is reduced by $73 million as a result of irrevocable bids from unaffiliated counterparties. If the irrevocable bids are the winning bids for the property underlying the auction guarantees, the total proceeds from the irrevocable bids would be $82.2 million, consisting of the payment of the irrevocable bids ($73 million), plus the payment of the related buyer’s premium ($9.2 million) on such bids. The property related to these guarantees is being offered at auctions occurring in the fourth quarter of 2010.

          As of September 30, 2010, $22.7 million of the guaranteed amounts had been advanced to the consignors and was recorded within Notes Receivable in the Condensed Consolidated Balance Sheets (see Note 5 of Notes to the Condensed Consolidated Financial Statements). As of September 30, 2010, the carrying amount of the liability representing the estimated fair value of our obligation to perform under these auction guarantees totaled $0.2 million.

           As of November 3, 2010, we had outstanding auction guarantees totaling $24.5 million, with the related property having pre-sale low and high estimates (1) of $25.3 million and $36.7 million, respectively. Our financial exposure under these auction guarantees was reduced by $23.9 million as a result of irrevocable bids from unaffiliated counterparties. If the irrevocable bids are the winning bids for the property underlying the auction guarantees, the total proceeds from the irrevocable bids would be $27.1 million, consisting of the payment of the irrevocable bids ($23.9 million), plus the payment of the related buyer’s premium ($3.2 million) on such bids. The property related to these auction guarantees will be offered at auction in November 2010.

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

          As of September 30, 2010, the notional value of outstanding forward exchange contracts was $15.6 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related losses in the event of nonperformance by the three counterparties to our outstanding forward exchange contracts. We do not expect any of these counterparties to fail to meet their obligations given their high short-term (A1/P1) credit ratings.

          As of September 30, 2010 and December 31, 2009, the Condensed Consolidated Balance Sheets included assets of $0.1 million in each period recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of our outstanding derivative instruments on those dates. As of September 30, 2009, the Condensed Consolidated Balance Sheets included a liability of $0.2 million recorded within Accounts Payable and Accrued Liabilities reflecting the aggregate fair value of our outstanding derivative instruments on that date.

CONTINGENCIES

          For information related to Contingences, see Notes 5, 11, 12 and 16 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSTIONS

          For information related to Uncertain Tax Positions, see Note 16 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2010

          This discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2010, total cash and cash equivalents increased approximately $24 million to $345.6 million primarily due to the factors discussed below.

          Cash Provided by Operating Activities—Net cash provided by operating activities of $53.7 million for the nine months ended September 30, 2010 is principally attributable to the cash flows associated with our net income during the period, partially offset by $66.3 million in net cash outflows associated with the settlement of auction and private sale transactions.

          Cash Used by Investing Activities—Net cash used by investing activities of $21.7 million for the nine months ended September 30, 2010 is principally due to capital expenditures of $11.6 million, an increase in restricted cash of $8.1 million and net cash outflows from client loans of $3.8 million. Our capital expenditures for the nine months ended September 30, 2010 include approximately $5 million related to the build-out of our new London warehouse facility, which we expect to occupy in the first quarter of 2011, as well as approximately $2 million related to proprietary software developed for an initiative to significantly reengineer and improve our post-sale client service, which was implemented in August 2010. The increase in restricted cash is largely due to $6.6 million in proceeds collected as a result of a favorable legal judgment for which there is uncertainty relating to competing claims for these funds (see Note 11 of Notes to Condensed Consolidated Financial Statements).

          Cash Used by Financing Activities—Net cash used by financing activities of $7.2 million for the nine months ended September 30, 2010 is principally due to $10.1 million in dividend payments and the funding of employee tax obligations upon the vesting of equity awards during the period ($6.6 million). These cash outflows are partially offset by $10 million in proceeds received from the exercise of employee stock options.

NET DEBT

          The table below summarizes our net debt position as of September 30, 2010, December 31, 2009 and September 30, 2009 (in thousands of dollars):

	September 30, 2010	December 31, 2009	September 30, 2009

Cash and cash equivalents	$345,617	$321,579	$116,504

Debt:

Convertible Notes ($200 million due September 2013)	177,448	171,999	170,251
Senior Notes ($128.3 million due September 2015)	126,905	126,747	126,696
York Property Mortgage ($234.5 million due July 2015)	217,624	215,396	214,506

Total debt	521,977	514,142	511,453

Net debt	$(176,360)	$(192,563)	$(394,949)

          The improvement in our net debt position as of September 30, 2010 when compared to September 30, 2009 is primarily attributable to a significantly higher level of cash, which is principally a function of our higher operating results for the twelve months ended September 30, 2010. To a lesser extent, the improvement is due to proceeds received from sales of inventory.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and Cash Equivalents—As of September 30, 2010, Sotheby’s had cash and cash equivalents of approximately $345.6 million. The focus of our current investment policy is to preserve principal and ensure short-term liquidity. Accordingly, our current cash balances are invested in the highest rated overnight deposits.

          Revolving Credit Facility— Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The following summary does not purport to be a complete summary of the Credit Agreement and is qualified in its entirety by reference to the Credit Agreement and its amendments, copies of which were filed as exhibits to previous SEC filings. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and its amendments. The Credit Agreement has a maturity date of August 31, 2012 and provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $50 million for U.K. based borrowings. The borrowings available under the Credit Agreement are limited by a borrowing base equal to 85% of Eligible Art Loans, plus 30% of Eligible Art Inventory, plus 15% of Consolidated Net Tangible Assets, subject to limitations and certain reserves.

          Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. During the nine months ended September 30, 2010, we did not borrow or issue any letters of credit under the Revolving Credit Facility. As of September 30, 2010, the amount of available borrowings under the Revolving Credit Facility was approximately $140.7 million, as calculated under the borrowing base.

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

          These financial covenants were not applicable for the twelve month period ending September 30, 2010. Sotheby’s incurred approximately $8.1 million in fees related to the Credit Agreement, which are being amortized on a straight-line basis to interest expense over the three-year term of the facility. Additionally, commitment fees of 1.0% per year are charged for undrawn amounts committed under the Revolving Credit Facility.

          Liquidity Requirements—Sotheby’s generally relies on operating cash flows and existing cash balances to meet its liquidity requirements, supplemented by Revolving Credit Facility borrowings, if needed. The timing and extent of any borrowings under the Revolving Credit Facility is dependent upon a number of factors including, but not limited to, the cyclical nature of the international art market, the seasonality of our business, the timing of auction sale settlements, and the funding of notes receivable and consignor advances.

          Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures (which are expected to total approximately $21 million in 2010) and the payment of dividends, as well as the funding of the short-term commitments due on or before September 30, 2011 as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements).

          Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above.

          We believe that operating cash flows and cash balances will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the August 31, 2012 expiration of the Credit Agreement.

          In light of our strong liquidity position, management has been assessing opportunities to invest cash in existing operations, as well as other more traditional corporate finance alternatives. These alternatives include a repurchase of a portion of the 7.75% Senior Notes, some action with respect to the dividend and/or a repurchase of shares of Common Stock. On November 4, 2010, Sotheby’s Board of Directors granted management the authority to repurchase a portion of the outstanding 7.75% Senior Notes, subject to appropriate pricing. (See statement on Forward Looking Statements).

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment to SFAS No. 140,” which is codified in ASC 860 (Transfers and Servicing). This standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard became effective on January 1, 2010 and has not had an impact on our consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which is codified in ASC 810 (Consolidation). This standard changes how companies determine whether an entity that is insufficiently capitalized or is controlled through voting (or similar rights) should be consolidated. This standard became effective on January 1, 2010 and has not had an impact on our consolidated financial statements.

          In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009–13, “Multiple-Deliverable Revenue Arrangements,” which is codified in ASC 605 (Revenue Recognition). This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update will be effective prospectively for fiscal years beginning on or after June 15, 2010. Early application of this update, as well as retrospective application, is also permitted. Management is evaluating the potential impact of adopting this standard on our consolidated financial statements.

          In July 2010, the FASB issued ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which is codified in ASC 310 (Receivables). This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and allowance for credit losses but does not change the manner in which an entity accounts for its financing receivables. As such, this standard is not expected to have an impact on an entity’s financial results or financial condition. This update will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. Management is evaluating the potential impact of adopting this standard with regards to future disclosures to be made in our consolidated financial statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of September 30, 2010, our material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to our deferred compensation liability, (v) the York Property Mortgage, (vi) our 7.75% Senior Notes, (vii) our 3.125% Convertible Notes, (viii) our deferred compensation liability and (ix) our outstanding forward exchange contracts.

          We believe that the interest rate risk associated with our financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to our cash flow, earnings, and the fair value related to our financial instruments. (See statement on Forward Looking Statements.)

          As of September 30, 2010, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $30.5 million.

          We utilize forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent when necessary, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, we purchase foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction. As of September 30, 2010, we had $15.6 million of notional value forward exchange contracts outstanding. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under such contracts. We are exposed to credit-related losses in the event of nonperformance by the three counterparties to our forward exchange contracts, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. (See “Derivative Financial Instruments” above and Note 15 of Notes to Condensed Consolidated Financial Statements.)

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of September 30, 2010, Sotheby’s has carried out an evaluation, under the supervision and with the participation of Sotheby’s management, including Sotheby’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Sotheby’s disclosure controls and procedures. Based upon that evaluation, Sotheby’s Chief Executive Officer and Chief Financial Officer have concluded that Sotheby’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2010.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. During the course of the litigation, Sotheby’s reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby’s motions for summary judgment, denied Mr. Minor’s motion for partial summary judgment and entered a judgment in Sotheby’s favor in the amount of $6.6 million, the full amount sought by Sotheby’s. This judgment includes $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby’s. The judgment also included an award of attorney’s fees, in an amount to be determined. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. Sotheby’s has collected the full amount of the judgment as of the date of this filing and is in discussions with the California Franchise Tax Board over potential claims it might have to a portion of the amounts that have been collected. Given the uncertainty relating to the competing claims for these funds, Sotheby’s has not recognized any benefit from this judgment in its Condensed Consolidated Statement of Operations. Management believes that the court’s dismissal of Mr. Minor’s claims and grant of Sotheby’s motion for summary judgment were correctly decided, and Sotheby’s will vigorously oppose Mr. Minor’s appeal. (See statement on Forward Looking Statements.)

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

          The international art market is influenced over time by the overall strength and stability of the global economy and the financial markets of various countries, although this correlation may not be immediately evident. In addition, global political conditions and world events may affect Sotheby’s business through their effect on the economies of various countries, as well as on the willingness of potential buyers and sellers to purchase and sell art in the wake of economic uncertainty. Sotheby’s business can be particularly influenced by the economies, financial markets and political conditions of the U.S., the U.K., and the major countries or territories of Continental Europe and Asia. Accordingly, weakness in those economies and financial markets can adversely affect the supply of and demand for works of art and Sotheby’s business. Furthermore, global political conditions may also influence the enactment of legislation that could adversely impact Sotheby’s business.

Government laws and regulation may restrict or limit Sotheby’s business.

          Many of Sotheby’s activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws and value added sales taxes. In addition, Sotheby’s is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to the worldwide business of Sotheby’s, but do affect the market generally, and a material adverse change in such regulations could affect its business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby’s principal auction locations or could increase the cost of moving property to such locations.

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

Sotheby’s ability to collect auction receivables may be adversely impacted by the banking and foreign currency laws and regulations, as well as the judicial systems, of the countries in which it operates and in which its clients reside.

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

          Sotheby’s is implementing certain strategic initiatives, which are being relied on to improve client service and profitability. Accordingly, Sotheby’s future operating results are dependent in part on management’s success in implementing these initiatives. Additionally, the implementation of Sotheby’s strategic plans could unfavorably impact its short-term operating results. (See statement on Forward Looking Statements.)

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

ITEM 5. OTHER INFORMATION

          On November 4, 2010, Sotheby’s Board of Directors approved amendments to Sotheby’s by-laws. Article I, Section 1.7 was amended and Article I, Section 1.15 was added to change the vote standard in the case of uncontested director elections from a plurality vote standard to a majority vote standard. In uncontested elections, an incumbent director nominee who does not receive the required votes for re-election is expected to tender his or her resignation to the Board of Directors. The Nominating and Corporate Governance Committee will make a recommendation to the Board of Directors as to whether to accept or reject the tendered resignation, or whether other action should be taken, and the Board of Directors will act on the tendered resignation within 90 days after certification of the election results. Contested elections will continue to be subject to the plurality standard.

          The foregoing summary is qualified in its entirety by reference to the complete text of Sotheby’s Amended and Restated By-Laws, as adopted and effective on November 4, 2010, a copy of which is filed herewith as Exhibit 3.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3.2	By-Laws of Sotheby’s, as amended and restated as of November 4, 2010.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS*	XBRL Instance Document.

	101.SCH*	XBRL Taxonomy Extension Schema Document.

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Reports on Form 8-K

	(i)	On August 9, 2010, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

(ii)

On September 3, 2010, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and Item 9.01, “Financial Statements and Exhibits.”

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

SOTHEBY’S

By: /s/ Kevin M. Delaney

Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: November 5, 2010

Exhibit Index

Exhibit No.	Description

3.2	By-Laws of Sotheby’s, as amended and restated as of November 4, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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