Form 10-K
period 2010-12-31
SOTHEBYS
filed 2011-02-28
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.
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

          As of June 30, 2010, the aggregate market value of the 66,340,222 shares of Common Stock held by non-affiliates of the registrant was $1,517,200,877 based upon the closing price ($22.87) on the New York Stock Exchange composite tape on such date for the Common Stock.

          As of February 15, 2011, there were outstanding 67,366,103 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s proxy statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Overview

          Sotheby’s (or, “the Company”) is one of the world’s two largest auctioneers of authenticated fine and decorative art, jewelry and collectibles (collectively, “art” or “works of art” or “artwork” or “property”). In 2010, Sotheby’s accounted for $4.3 billion, or 49%, of the total aggregate auction sales of the two major auction houses within the global auction market.

          Sotheby’s operations are organized under three segments: Auction, Finance and Dealer. Sotheby’s Auction segment functions principally as an agent by offering authenticated works of art for sale at auction and by brokering private sales of artwork. Sotheby’s also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in brand licensing activities. A more detailed explanation of the activities of each of Sotheby’s segments, as well as its brand licensing activities is provided below.

          Sotheby’s was initially incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, Sotheby’s issued shares of Class A Limited Voting Common Stock to the public, which were listed on the New York Stock Exchange (the “NYSE”). As successor to the business that began in 1744, Sotheby’s is the oldest company listed on the NYSE.

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

          The Reincorporation was accounted for as a reverse merger, whereby, for accounting purposes, Sotheby’s Holdings, Inc. was considered the acquirer and the surviving corporation was treated as the successor to the historical operations of Sotheby’s Holdings, Inc. Accordingly, the historical financial statements of Sotheby’s Holdings, Inc., which were previously reported to the Securities and Exchange Commission (the “SEC”) on Forms 10-K and 10-Q, among other forms, are treated as the financial statements of the surviving corporation.

          The Reincorporation did not result in any change in the business or principal facilities of Sotheby’s Holdings, Inc. Additionally, immediately after the Reincorporation, Sotheby’s Holdings, Inc. management and Board of Directors continued as the management and Board of Directors of Sotheby’s Delaware and Sotheby’s Delaware stock continued to trade on the NYSE under the symbol “BID.”

Auction Segment

Description of Business

          The sale of works of art in the international art market is primarily effected through the major auction houses, numerous art dealers, smaller auction houses and also directly between collectors. Although art dealers and smaller auction houses generally do not report sales figures publicly, Sotheby’s believes that art dealers account for the majority of the volume of transactions in the international art market.

          Sotheby’s Auction segment functions principally as an agent by offering authenticated works of art for sale at auction and by brokering private art sales. Sotheby’s principal role as an agent is to stimulate buyer interest through professional marketing techniques and to match sellers and buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s experts perform significant due diligence activities to authenticate and determine the ownership history of the property being sold.

          In its role as auctioneer, Sotheby’s represents sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of the hammer price of the property sold at auction. In 2010, 2009 and 2008, auction commission revenue accounted for 86%, 82% and 91%, respectively, of Sotheby’s consolidated revenues.

          Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future auction or negotiate a private sale. However, in certain limited instances, Sotheby’s pays the consignor before payment is collected from the buyer and/or allows the buyer to take possession of the property before payment is received. In situations when the buyer takes possession of the property before payment is received, Sotheby’s is liable to the consignor for the net sale proceeds whether or not the buyer makes payment.

          From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is reflected as inventory on Sotheby’s consolidated balance sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of realizable value. The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as inventory on the consolidated balance sheet.

          Sotheby’s may reduce its financial exposure under auction guarantees through risk and reward sharing arrangements, which include:

•

Arrangements under which a counterparty contractually commits to bid a predetermined price on the guaranteed property (an “irrevocable bid”). If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

•

Arrangements under which a counterparty contractually commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the guaranteed price or (ii) a share of the guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty is entitled to receive a share of the auction commission earned and/or a share of any overage if the property sells.

          The counterparties to these auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event of nonperformance by these counterparties.

          In 2010, Sotheby’s was highly selective in its use of auction guarantees and issued auction guarantees only when Sotheby’s was able to enter into risk and reward sharing arrangements to significantly reduce its financial exposure. Going forward, Sotheby’s expects to remain prudent in its use of auction guarantees and enter into risk and reward sharing arrangements, when appropriate, to reduce its financial exposure associated with auction guarantees. (See statement on Forward Looking Statements.)

Seasonality

          The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby’s auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses. (See “Seasonality” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note W of Notes to Consolidated Financial Statements.)

The Auction Market and Competition

          Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby’s primary auction competitor is Christie’s International, PLC (“Christie’s”), a privately held, French-owned, auction house. To a much lesser extent, Sotheby’s also faces competition from smaller auction houses such as Bonhams and Phillips de Pury & Company, as well as regional auction houses and a variety of art dealers across all collecting categories.

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

Auction Regulation

          Regulation of the auction business varies from jurisdiction to jurisdiction. In many jurisdictions, Sotheby’s is subject to laws and regulations that are not directed solely toward the auction business, including, but not limited to, import and export regulations, antitrust laws, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws and value added sales taxes. In addition, Sotheby’s is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to Sotheby’s business, but do affect the market generally, and a material adverse change in such regulations could affect its business. In addition, failure to comply with such local laws and regulations could subject Sotheby’s to civil and/or criminal penalties in such jurisdictions. Sotheby’s has a Compliance Department which, amongst other activities, develops and updates compliance policies and audits, monitors, and provides training to its employees on compliance with many of these laws and regulations.

Finance Segment

Description of Business

          Sotheby’s Finance segment provides certain collectors and art dealers with financing, secured by works of art it either has in its possession or permits borrowers to possess. The Finance segment makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby’s to establish or enhance mutually beneficial relationships with borrowers and are intended to generate future auction consignments, although such loans do not always result in consignments. Secured loans are typically made with full recourse against the borrower. The collection of the secured loans made by Sotheby’s can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.

          The target loan-to-value (“LTV”) ratio, which is defined as principal loan amount divided by the low auction estimate of the collateral, for secured loans is 50% or lower. However, certain loans are made at initial LTV ratios higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposition of the collateral (see “Valuation of Art” in Note B). Management believes that the LTV ratio is the critical credit quality indicator for Sotheby’s secured loans. As of December 31, 2010 and 2009, the LTV ratio of Finance segment secured loans was 45% and 46%, respectively. As of December 31, 2010, Finance segment secured loans with an LTV ratio above 50% totaled $133 million and the collateral related to these loans had a low auction estimate of $191 million. As of December 31, 2009, Finance segment secured loans with an LTV ratio above 50% totaled $69.4 million and the collateral related to these loans had a low auction estimate of $95 million.

          The Finance segment’s loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between 3 and 6 months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons.

          The activities of the Finance segment, which are conducted through Sotheby’s wholly-owned subsidiaries, are funded through operating cash flows supplemented, on occasion, by credit facility borrowings. (See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

          (See Notes D and E of Notes to Consolidated Financial Statements.)

The Finance Market and Competition

          A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of loans offered by Sotheby’s Finance segment. Additionally, many traditional lenders offer borrowers a variety of integrated financial services such as wealth management services, which are not offered by Sotheby’s. Few lenders, however, are willing to accept works of art as sole collateral as they do not possess the ability to both appraise and sell works of art within a vertically integrated organization. Sotheby’s believes that through a combination of its art expertise and skills in international law and finance, it has the ability to tailor attractive financing packages for clients who wish to obtain immediate access to liquidity from their art assets.

Dealer Segment

Description of Business

          The activities of Sotheby’s Dealer segment principally include the activities of Noortman Master Paintings (or “NMP”), an art dealer specializing in Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings. As an art dealer, NMP sells works of art directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art. To a lesser extent, Dealer segment activities also include the investment in and resale of artworks directly by Sotheby’s and the activities of certain equity investees, including Acquavella Modern Art (or “AMA”). (See Note G of Notes to Consolidated Financial Statements.)

The Dealer Market and Competition

          The Dealer segment operates in the same markets as Sotheby’s Auction segment and is impacted to varying degrees by many of the same competitive factors (as discussed above under “The Auction Market and Competition”). The most prominent competitive factors impacting the Dealer segment, which are not ranked in any particular order, include: (i) relationships and personal interaction between the buyer or seller and the art dealer; (ii) access to, and participation in, art fairs; (iii) the level of specialized expertise of the art dealer; (iv) the ability of the art dealer to locate and purchase quality works of art for resale; and (v) the ability of the art dealer to finance purchases of art.

Brand Licensing Activities

          Prior to 2004, Sotheby’s engaged in the marketing and brokerage of luxury residential real estate sales through Sotheby’s International Realty (“SIR”). In 2004, Sotheby’s sold SIR to a subsidiary of Realogy Corporation (“Realogy”), formerly Cendant Corporation. In conjunction with the sale, Sotheby’s entered into an agreement with Realogy to license the SIR trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “Realogy License Agreement”). The Realogy License Agreement is applicable to the United States (“U.S.”) and most countries outside the U.S. except Australia.

          The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2010, 2009 and 2008, Sotheby’s earned $3.1 million, $2.4 million and $2.8 million, respectively, in license fee revenue related to the Realogy License Agreement.

          The Sotheby’s name is also licensed for use in connection with the art auction business in Australia and art education services in the U.S. and the United Kingdom (“U.K.”). Management continues to consider additional opportunities to license the Sotheby’s brand in businesses where appropriate.

Strategic Initiatives

Continued Focus on Sotheby’s Most Valuable Relationships

          Sotheby’s focus on the high-end of the art market has been an important contributor to its success. Accordingly, management is continuing to dedicate significant time, energy and resources to broadening and extending the breadth and depth of Sotheby’s relationships with major clients. These efforts are part of a multi-year strategy to invest in those areas which serve Sotheby’s major clients best.

          Over the past several years, Sotheby’s has made substantial investments in information technology designed to improve client service. A new portfolio of enterprise systems anchored by SAP has been deployed across the organization, which has enhanced the quality of information and the processing of sales and inventory tracking, as well as data management. In 2008, Sotheby’s launched a web-based client portal, “mySothebys,” which provides clients with real-time access to their account data, as well as auction tracking services and enhanced media content and, in 2010, Sotheby’s implemented proprietary software intended to significantly reengineer and improve Sotheby’s post-sale client service.

          Also, in 2010, the sothebys.com website was enhanced with several important features including BIDnow (an online bidding feature), mobile and iPhone/iPad website access, improved e-catalogue features, Chinese language e-catalogues and a new retail wine website. The BIDnow feature has facilitated a demand from clients for online bidding capabilities and its impact in certain categories such as wine, jewelry and books has been dramatic. In 2011, management is planning further significant improvements to the sothebys.com website.

          Client relationships are a key driver of Sotheby’s success and its clients expect a consistently high level of service. Management believes these initiatives will have a meaningful impact on the future of Sotheby’s business.

Develop Presence in China and Other Emerging Markets

          Sotheby’s is continuing to focus on developing its presence in China and the growth in activity from buyers in this region has been dramatic. To support this growth, Sotheby’s has implemented regional marketing initiatives such as the publishing of Hong Kong sales catalogues in Chinese and the hosting of the inaugural Modern Masters private selling exhibition of western art in Beijing. Investments are also being made in new staff with the requisite skills to support Sotheby’s growth in the Chinese market. In addition to Sotheby’s efforts in China, investments have also been made in emerging markets such as Russia and the Middle East, with offices opened in Moscow and Doha, Qatar in 2008.

Enhance Private Sale Initiatives

          Private sales have become increasingly important to Sotheby’s overall financial performance. In 2010, Sotheby’s hosted a number of new and innovative private sale exhibitions such as Beyond Limits in the U.K., Divine Comedy in New York and Modern Masters in Beijing and Hong Kong. Going forward, Sotheby’s expects to capitalize on the opportunities presented by this market. (See statement on Forward Looking Statements.)

Financial and Geographical Information about Segments

          See Note D of Notes to Consolidated Financial Statements for financial and geographical information about Sotheby’s segments.

Employees

          As of December 31, 2010, Sotheby’s had 1,380 employees with 552 located in North America; 486 in the U.K.; 238 in Continental Europe; and 104 in Asia. Sotheby’s regards its relations with its employees as good. The table below provides a breakdown of Sotheby’s employees by segment as of December 31, 2010 and 2009.

December 31	2010	2009

Auction	1,215	1,160
Finance	7	7
Dealer	8	5
All Other	150	151

Total	1,380	1,323

          Employees classified within “All Other” principally relate to Sotheby’s central corporate and information technology departments.

Website Address

          Sotheby’s makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, http://investor.shareholder.com/bid/sec.cfm, a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with or furnished to the SEC. Information available on the website is not incorporated by reference and is not deemed to be part of this Form 10-K.

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

          The international art market is influenced over time by the overall strength and stability of the global economy and the financial markets of various countries, although this correlation may not be immediately evident. In addition, global political conditions and world events may affect Sotheby’s business through their effect on the economies of various countries, as well as on the willingness of potential buyers and sellers to purchase and sell art in the wake of economic uncertainty. Sotheby’s business can be particularly influenced by the economies, financial markets and political conditions of the U.S., the U.K., China and the other major countries or territories of Europe and Asia. Accordingly, weakness in those economies and financial markets can adversely affect the supply of and demand for works of art and Sotheby’s business. Furthermore, global political conditions may also influence the enactment of legislation that could adversely impact Sotheby’s business.

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

          Sotheby’s has operations throughout the world, with approximately 59% of its revenues earned outside of the U.S. in 2010. Revenues and expenses relating to Sotheby’s foreign operations are translated using weighted average monthly exchange rates during the period in which they are recognized. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling and the Euro, can significantly increase or decrease Sotheby’s results of operations.

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

          Sotheby’s is largely a service business in which the ability of its employees to develop and maintain relationships with potential sellers and buyers of works of art is essential to its success. Moreover, Sotheby’s business is unique, making it important to retain key specialists and members of management. Accordingly, Sotheby’s business is highly dependent upon its success in attracting and retaining qualified personnel.

The strategic initiatives being implemented by Sotheby’s may not succeed.

          Sotheby’s is implementing certain strategic initiatives, which are being relied on to improve client service and profitability. Accordingly, Sotheby’s future operating results are dependent in part on management’s success in implementing these initiatives. Additionally, the implementation of Sotheby’s strategic plans could unfavorably impact its short-term operating results. (See statement on Forward Looking Statements.) (See “Strategic Initiatives” under “Description of Business.”)

Sotheby’s relies on a small number of clients who make a significant contribution to its revenues, profitability and operating cash flows.

          Sotheby’s relies on a small number of clients who make a significant contribution to its revenues, profitability and operating cash flows. Accordingly, Sotheby’s revenues, profitability and operating cash flows are highly dependent upon its ability to develop and maintain relationships with this small group of clients, as well as the financial strength of these clients.

In certain limited circumstances, Sotheby’s will pay the consignor before payment is collected from the buyer and/or allows the buyer to take possession of the property before payment is received.

          Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. However, in certain limited instances, Sotheby’s will pay the consignor before payment is collected from the buyer while retaining possession of the property. In such situations, if the buyer does not make payment, Sotheby’s will take title to the property, but could be exposed to losses if the value of the property declines. In other certain limited instances, Sotheby’s allows the buyer to take possession of the property before payment is received. In these situations, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur losses in the event of buyer default.

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

Demand for art-related financing is unpredictable, which may cause variability in Sotheby’s financial results.

          Sotheby’s business is, in part, dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections. Accordingly, the financial results of Sotheby’s Finance segment are subject to variability from period to period.

The ability of Sotheby’s to realize proceeds from the sale of collateral for Finance segment loans may be limited or delayed.

          In situations when there are competing claims on the collateral for Finance segment loans and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize proceeds from the sale of its collateral may be limited or delayed.

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

          In estimating the realizable value of art, management relies upon the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing art: (i) whether the artwork is expected to be offered at auction or sold privately; (ii) the supply and demand for works of art, taking into account economic conditions and changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved in the art market for comparable works of art within a particular collecting category and/or by a particular artist.

          If the estimated realizable value of a specific artwork held in inventory is less than its carrying value, a loss is recorded to reduce the carrying value of the artwork to management’s estimate of realizable value. In addition, if the estimated realizable value of the art pledged as collateral for Finance segment loans is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. These factors may cause significant variability in Sotheby’s financial results from period to period.

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

Sotheby’s could be exposed to losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.

          In certain situations, Sotheby’s reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby’s counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event of nonperformance by these counterparties.

Sotheby’s Convertible Notes have early conversion features that, if triggered, could reduce its liquidity in the short-term.

          Sotheby’s 3.125% Convertible Notes are due on June 15, 2013, but may be exercised during any fiscal quarter if the closing price of Sotheby’s common stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter. It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash. If the Convertible Notes were to become exercisable before March 15, 2013, and if any holders of the Convertible Notes elected to exercise, Sotheby’s liquidity would be reduced.

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

          Sotheby’s clients reside in various tax jurisdictions throughout the world. To the extent that there are changes to tax laws or tax reporting obligations in any of these jurisdictions, such changes could adversely impact the ability and/or willingness of clients to purchase or sell works of art through Sotheby’s.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

          None.

ITEM 2: PROPERTIES

          Sotheby’s North American Auction, Dealer and Finance operations, as well as its corporate offices, are headquartered at 1334 York Avenue, New York, New York (the “York Property”). The York Property contains approximately 439,000 square feet of building area and is home to Sotheby’s sole North American Auction salesroom and principal North American exhibition space. Sotheby’s purchased the York Property on February 6, 2009 for $370 million (see Note K of Notes to Consolidated Financial Statements). Prior to this purchase, Sotheby’s occupied the York Property subject to a 20-year lease which was entered into in conjunction with a sale-leaseback transaction in February 2003. Sotheby’s also leases office and exhibition space in several other major cities throughout the U.S.

          Sotheby’s U.K. operations (primarily Auction) are centered at New Bond Street, London, where the main salesrooms, exhibition space and administrative offices are located. Almost the entire New Bond Street complex is either owned or held under various freehold and long-term lease arrangements. In April 2010, Sotheby’s signed a lease for a new warehouse in London, which it began to occupy in January 2011 after the build-out of the facility was completed. Total capital expenditures incurred for the build-out of this new warehouse totaled approximately $9.8 million, of which $9.3 million was spent in 2010.

          Below is a table summarizing Sotheby’s ownership, freehold and lease arrangements related to its London properties as of December 31, 2010 (in thousands of dollars, except for square footage):

	Square Footage	Net Book Value of Land	Net Book Value of Building and Building Improvements	Net Book Value of Leasehold Improvements	Total Net Book Value of New Bond Street Premises

Owned property	11,376	$5,614	$2,445	$0	$8,059
Freeholds (a)	85,614	—	—	22,747	22,747
Leases with a remaining term greater than 10 Years (b)	119,588	—	—	12,937	12,937
All other leases (c)	91,650	—	—	2,181	2,181

Total	308,228	$5,614	$2,445	$37,865	$45,924

(a)	Freeholds are occupancy arrangements in which there is no rent paid and the arrangement has no termination date.

(b)

Consists mostly of a lease for the new warehouse discussed above, which has approximately 64,000 square feet and has an initial term that is set to expire in 2030. Also includes a lease for approximately 26,000 square feet of space (due to expire in 2034) and 30,000 square feet of space (due to expire in 2060).

(c)

Includes leased office space elsewhere in London and principally includes a lease covering approximately 67,000 square feet for Sotheby’s former London warehouse facility, which expired in January 2011.

          Sotheby’s also leases space primarily for Auction operations in various locations throughout Continental Europe and Asia, including salesrooms in Geneva and Zurich, Switzerland; Milan, Italy; Paris, France; and Hong Kong, China. In addition, Sotheby’s leases gallery space for Noortman Master Paintings in Amsterdam, The Netherlands.

          Management believes Sotheby’s worldwide premises are adequate for the current conduct of its business. However, management continually analyzes Sotheby’s worldwide premises for both its current and future business needs as part of its ongoing efforts to manage infrastructure and other overhead costs. Where appropriate, management will continue to make any necessary changes to address Sotheby’s premises requirements.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. During the course of the litigation, Sotheby’s reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby’s motions for summary judgment, denied Mr. Minor’s motion for partial summary judgment and entered a judgment in Sotheby’s favor in the amount of $6.6 million, which was collected by Sotheby’s in the second quarter of 2010. This judgment included $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby’s. The judgment also included an award of attorney’s fees, in an amount that the court later determined to be $2.5 million. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. In January 2011, Sotheby’s entered into an agreement with the California Franchise Tax Board (the “CFTB”) that provides for the release by the CFTB of potential claims it might have had to the $6.6 million that Sotheby’s had collected from Mr. Minor. In February 2011, Mr. Minor and Sotheby’s entered into a settlement agreement pursuant to which Mr. Minor dismissed his pending appeal and agreed to pay Sotheby’s an additional $2.5 million in exchange for a release by Sotheby’s of the uncollected $2.5 million judgment that it has against Mr. Minor and any claim for additional attorney’s fees. The amount that Sotheby’s will ultimately recover from Mr. Minor is uncertain. As a result of the agreement with the CFTB in January 2011 and the February 2011 settlement with Mr. Minor, Sotheby’s expects to recognize a benefit of approximately $2.2 million in its Consolidated Statement of Operations in the first quarter of 2011 for the interest and late charges paid by Mr. Minor. (See statement on Forward Looking Statements.)

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not used.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

          The principal market for Sotheby’s common stock is the NYSE (symbol: BID). As of February 15, 2011, there were 1,451 holders of record of Sotheby’s common stock. The quarterly price ranges on the NYSE of Sotheby’s common stock during 2010 and 2009 were as follows:

	2010		2009

	High	Low	High	Low

Quarter Ended
March 31	$32.23	$21.76	$10.39	$6.05
June 30	$46.52	$22.20	$15.09	$8.75
September 30	$37.42	$22.06	$17.95	$11.14
December 31	$47.80	$35.07	$24.95	$15.20

          Sotheby’s is party to a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation that contains a financial covenant restricting quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon Sotheby’s achievement of a certain Fixed Charge Coverage Ratio in any period. (See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note K of Notes to Consolidated Financial Statements for more detailed information related to this credit agreement.)

          The following table summarizes dividends declared and paid for each of the quarterly periods in 2010 and 2009 (in thousands of dollars, except per share amounts):

	2010		2009

	Per Share	Amount	Per Share	Amount

Quarter Ended
March 31	$0.05	$3,348	$0.15	$10,231
June 30	$0.05	$3,350	$0.05	$3,399
September 30	$0.05	$3,351	$0.05	$3,399
December 31	$0.05	$3,571	$0.05	$3,405

Total	$0.20	$13,620	$0.30	$20,434

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

          On February 24, 2011, Sotheby’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million), to be paid on March 15, 2011 to shareholders of record as of March 7, 2011.

Equity Compensation Plans

          The following table provides information as of December 31, 2010 related to shares of Sotheby’s common stock that may be issued under its existing equity compensation plans, including the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”), the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”) and the Sotheby’s Amended and Restated Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Avaliable for Future Issuance Under Equity Compensation Plans (4)

	(In thousands, except per share data)
Equity compensation plans approved by shareholders	2,882	$21.82	1,938
Equity compensation plans not approved by shareholders	—	—	—

Total	2,882	$21.82	1,938

(1)	See Note O of Notes to Consolidated Financial Statements for a description of the material features of Sotheby’s equity compensation plans.

(2)

Includes 2,369,777 shares awarded under the Restricted Stock Unit Plan for which vesting is contingent upon future employee service and/or Sotheby’s achievement of certain profitability targets and 512,250 stock options for which vesting is contingent upon future employee service.

(3)	The weighted-average exercise price does not take into account 2,369,777 shares awarded under the Restricted Stock Unit Plan, which have no exercise price.

(4)

Includes 1,797,888 shares available for future issuance under the Restricted Stock Unit Plan, 35,350 shares available for issuance under the Stock Option Plan and 105,435 shares available for issuance under the Directors Stock Plan.

Performance Graph

          The following graph compares the cumulative total shareholder return on Sotheby’s common stock for the five-year period from December 31, 2005 to December 31, 2010 with the cumulative return of the Standard & Poor’s MidCap 400 Stock Index (“S&P MidCap 400”) and Sotheby’s Peer Group (“the Peer Group”). The Peer Group consists of Nordstrom, Inc., Saks Holdings, Inc., Tiffany & Co. and Movado, Inc. Management believes the members of the Peer Group to be purveyors of luxury goods appealing to a segment of the population consistent with Sotheby’s own clientele as no other auction house of comparable market share or capitalization is publicly traded.

          The graph reflects an investment of $100 in Sotheby’s common stock, the S&P MidCap 400, which includes Sotheby’s, and its Peer Group, respectively, on December 31, 2005, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

Comparison of Five-Year Cumulative Total Return Among
Sotheby’s, the Peer Group Index and the S&P MidCap 400
as of December 31, 2010

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Sotheby’s	$100.00	$170.07	$211.31	$50.64	$131.50	$264.98
Peer Group	$100.00	$131.87	$128.99	$46.68	$82.88	$117.99
S&P MidCap 400	$100.00	$110.32	$119.12	$75.89	$104.25	$132.04

ITEM 6:     SELECTED FINANCIAL DATA

Year ended December 31	2010	2009	2008		2007		2006

	(Thousands of dollars, except per share data)
Key Performance Indicator:
Net Auction Sales (1)	$3,644,764	$1,912,589	$4,189,735		$4,625,914		$3,234,526

Statement of Operations Data:
Auction and related revenues	$731,021	$448,768	$616,625		$833,128		$631,344
Finance revenues	9,685	9,073	14,183		17,025		15,864
Dealer revenues	29,092	22,339	55,596		62,766		12,776
License fee revenues	3,682	3,270	3,438		2,960		2,922
Other revenues	829	1,508	1,717		1,843		1,903

Total revenues	$774,309	$484,958	$691,559		$917,722		$664,809

Net interest expense	$(45,080)	$(40,351)	$(31,652)		$(14,166)		$(27,148)

Income (loss) from continuing operations	$160,950	$(6,528)	$26,456		$213,139		$107,359

Net income (loss)	$160,950	$(6,528)	$26,456		$213,139		$107,049

Basic earnings (loss) per share from continuing operations	$2.37	$(0.10)	$0.39		$3.22		$1.72

Basic earnings (loss) per share	$2.37	$(0.10)	$0.39		$3.22		$1.72

Diluted earnings (loss) per share from continuing operations	$2.34	$(0.10)	$0.38		$3.22		$1.70

Diluted earnings (loss) per share	$2.34	$(0.10)	$0.38		$3.20		$1.69

Cash dividends declared per share	$0.20	$0.30	$0.60		$0.50		$0.20

Balance Sheet Data:
Working capital	$573,020	$525,892	$662,993		$490,740		$258,636
Total assets	$2,178,628	$1,586,123	$1,662,968		$2,020,104		$1,477,165
Long-term debt, net	$472,862	$512,939	$461,663	(2)	$268,874	(2)	$270,396	(2)
Shareholders’ equity	$771,508	$576,985	$572,093		$604,017		$301,687

(1)	Represents the hammer (sale) price of property sold at auction.

(2)	Includes the York Property capital lease obligation of $167.2 million, $169 million and $170.6 million as of December 31, 2008, 2007 and 2006, respectively.

ITEM 7:	MANAGEMENTS DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

          The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby’s auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses. (See Note W of Notes to Consolidated Financial Statements.)

Use of Non-GAAP Financial Measures

          GAAP refers to generally accepted accounting principles in the United States of America. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. EBITDA and EBITDA Margin, as presented in MD&A under “Key Performance Indicators,” are supplemental measures of Sotheby’s performance that are not required by or presented in accordance with GAAP.

          EBITDA and EBITDA Margin should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of Sotheby’s liquidity.

          Sotheby’s defines EBITDA as net income (loss), excluding income tax expense (benefit), interest expense, interest income and depreciation and amortization expense. Sotheby’s defines EBITDA Margin as EBITDA as a percentage of total revenues. Management cautions users of Sotheby’s financial statements that amounts presented in accordance with its definitions of EBITDA and EBITDA Margin may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate such measures in the same manner. Management believes that EBITDA and EBITDA Margin provide important supplemental measures of Sotheby’s performance and that these measures may be used by securities analysts, investors and other interested parties in the evaluation of Sotheby’s. Management also utilizes EBITDA in analyzing Sotheby’s performance and in the determination of annual incentive compensation. A reconciliation of EBITDA to net income (loss) derived in accordance with GAAP is presented below in “Reconciliation of Non-GAAP Financial Measures.”

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

(1)

Valuation of Art—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and the realizable value of art often fluctuates over time. Accordingly, certain amounts reported in Sotheby’s Consolidated Financial Statements and accompanying notes are dependent upon management’s estimates of the realizable value of art held in inventory and art pledged as collateral for Finance segment loans.

If the estimated realizable value of a specific artwork held in inventory is less than its carrying value, a loss is recorded to reduce the carrying value of the artwork to management’s estimate of realizable value. As of December 31, 2010 and 2009, the carrying value of Sotheby’s inventory was $126.5 million (approximately 6% of total assets) and $142.6 million (approximately 9% of total assets), respectively.

If the estimated value of the art pledged as collateral for Finance segment loans is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. As of December 31, 2010, net notes receivable had a carrying value of $277.3 million (approximately 13% of total assets) and the estimated value of the related collateral was approximately $569.2 million. As of December 31, 2009, net notes receivable had a carrying value of $164.5 million (approximately 10% of total assets) and the estimated value of the related collateral was approximately $340.4 million.

In estimating the realizable value of art, management relies on the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing art:

	•	Whether the artwork is expected to be offered at auction or sold privately.

	•	The supply and demand for works of art, taking into account economic conditions and changing trends in the art market as to which collecting categories and artists are most sought after.

	•	Recent sale prices achieved in the art market for comparable works of art within a particular collecting category and/or by a particular artist.

Due to the inherent subjectivity involved in estimating the realizable value of art, management’s judgments about the estimated realizable value of art held in inventory and the realizable value of art pledged as collateral for Finance segment loans may prove, with the benefit of hindsight, to be inaccurate.

(See Notes E and F of Notes to Consolidated Financial Statements.)

(2)

Pension Obligations—The pension obligations related to Sotheby’s U.K. defined benefit pension plan (the “U.K. Pension Plan”) are based on an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected long-term return on plan assets, future expectations of inflation, expected future compensation increases, mortality assumptions and other factors, which are updated on at least an annual basis. In developing these assumptions and estimates, management considers current market conditions, market indices and other relevant data.

The discount rate assumption represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate used to calculate the $3.7 million net pension credit related to the U.K. Pension Plan in 2010 was 5.7%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.2 million. As of the date of the most recent actuarial valuation (December 31, 2010), the discount rate used to calculate the $243.1 million benefit obligation related to the U.K. Pension Plan was 5.5%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in the benefit obligation of approximately $4.8 million.

The assumption for the expected long-term return on plan assets is based on expected future appreciation, as well as dividend and interest yields available in equity and bond markets as of the measurement date and weighted according to the composition of invested plan assets. The expected long-term return on plan assets used to calculate the $3.7 million net pension credit related to the U.K. Pension Plan in 2010 was 8%. A hypothetical increase or decrease of 0.25% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.7 million.

The assumption for future average annual compensation increases is established after considering historical salary data for Sotheby’s U.K. employees and current economic data for inflation, as well as management’s expectations for future salary growth. The assumption for future average annual compensation increases used to calculate the $3.7 million net pension credit related to the U.K. Pension Plan in 2010 was 5.5%. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in net annual pension cost of approximately $0.2 million. As of the date of the most recent actuarial valuation (December 31, 2010), the assumption for future annual compensation increases used to calculate the $243.1 million benefit obligation related to the U.K. Pension Plan was 5.5%. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in the benefit obligation of approximately $1.6 million.

The mortality assumptions used in the actuarial valuation represent the approximate life expectancies for plan members based upon standardized data tables used by actuaries in the U.K. that include allowances for longer future life expectancies. A hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in net pension cost of approximately $0.2 million. Additionally, a hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in the benefit obligation of approximately $2.4 million.

As of December 31, 2009, the after-tax net actuarial loss for the U.K. Pension Plan was ($17.3) million. In 2010, the after-tax net actuarial gain was $23.7 million and was primarily the result of a decrease in the U.K. Pension Plan benefit obligation during 2010, as well as the strength of the global equity markets during the year. The decrease in the U.K. Pension Plan benefit obligation is largely due to a change in the inflation index used to measure certain future increases to U.K. Pension Plan benefits, which was made in response to the announcement by the U.K. government that it intends to use the Retail Prices Index (“RPI”) rather than the Consumer Prices Index (“CPI”) when determining future increases to pension benefit payments for government employees. This change is consistent with the governing documents of the U.K. Pension Plan, which require that the inflation index used to calculate future increases to pension benefit payments be aligned with the index used by the U.K. government. The impact of this change on the U.K. Pension Plan benefit obligation is partially offset by a decrease in bond yields, which resulted in a lower discount rate used to measure plan liabilities.

As of December 31, 2010, the after-tax net actuarial gain for the U.K. Pension Plan that has not yet been recognized in the Consolidated Statements of Operations was $6.5 million. Net actuarial gains and losses are reflected in the Consolidated Balance Sheets on an after-tax basis within accumulated other comprehensive income (loss), and if they exceed 10% of the greater of the market-related value of plan assets or the plan’s benefit obligation, are systematically recognized as a component of future net pension cost over a period of approximately 13.7 years, which represents the average remaining service period of active employees expected to receive benefits under the plan.

(See Note P of Notes to Consolidated Financial Statements for additional information related to the U.K. Pension Plan, as well as Sotheby’s other material pension arrangements.)

(3)

Income Taxes—The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which Sotheby’s operates. Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and the tax balances recorded.

As of December 31, 2010, Sotheby’s had net deferred tax assets of $45.6 million, primarily resulting from deductible temporary differences which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $19.1 million to reduce Sotheby’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required, which would have an adverse impact on Sotheby’s results. Conversely, should management determine that Sotheby’s will be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on Sotheby’s results in the period such determination was made.

Additionally, liabilities are recorded to address potential exposures involving uncertain tax positions that Sotheby’s has taken, or expects to take, on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. Inherent in Sotheby’s liabilities for uncertain tax positions are assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The cost of the ultimate resolution of these matters may be greater or less than the liability that Sotheby’s has recorded.

(See discussion of “Income Tax Expense” below, as well as Notes L and M of Notes to Consolidated Financial Statements.)

(4)

Share-Based Payments—Sotheby’s grants share-based payment awards as compensation to certain employees. Certain of these awards vest only if Sotheby’s achieves certain profitability targets. The compensation expense recognized for such performance-based awards is dependent upon management’s estimates of future earnings and employee forfeitures. In addition, in 2010, Sotheby’s granted 0.5 million stock options to certain senior executives. The compensation expense recognized for these stock options is based on management’s estimate of the grant-date fair value of the underlying awards. Inherent in management’s estimate of fair value are assumptions, including the expected life of the award, the expected volatility of Sotheby’s stock price, Sotheby’s dividend yield and employee forfeitures. In developing these assumptions, management considers current market conditions, historical data and other relevant data. Changes in the estimates used by management related to its share-based payments could materially affect the amount of compensation expense recognized related to share-based payments. (See Note O of Notes to Consolidated Financial Statements for additional information related to Sotheby’s share-based payments.)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

          This discussion should be read in conjunction with Note D (“Segment Reporting”) of Notes to Consolidated Financial Statements.

Overview

          In 2010, Sotheby’s reported net income of $161 million, representing the second most profitable year in its history. These results represent a dramatic improvement in comparison to 2009 when Sotheby’s reported a net loss of ($6.5) million. This improvement is primarily due to higher auction commission revenues resulting from a 91% increase in Net Auction Sales attributable to the recovery of the global art market, which was aided, in part, by the increased buying activity of clients from emerging markets. Sotheby’s revenue growth and return to substantial profitability in 2010 was achieved with a lower risk profile than in the previous peak years of 2006 and 2007, as the Company was highly selective in its use of auction guarantees and only issued such guarantees in tandem with risk sharing arrangements that very significantly reduced its financial exposure to guarantees. Sotheby’s 2010 results reflect increased incentive compensation, due to the substantial improvement in earnings, as well as a higher level of direct costs of services, consistent with the level and composition of auction offerings during the period. See the discussion below for greater detail on the significant factors impacting Sotheby’s 2010 results and the comparison to the prior year.

Outlook

          The recovery of the global art market that began in the fourth quarter of 2009 continued throughout 2010. Management is encouraged by the level of Net Auction Sales to-date in 2011 and remains encouraged by the current strength of the global art market and by the level and quality of consignments for Sotheby’s upcoming second quarter auctions. However, as the global art market has recovered, Sotheby’s has experienced greater levels of price competition, which may continue into 2011 and adversely impact the Auction Commission Margin earned on future sales. (See statement on Forward Looking Statements.)

Results of Operations for the Years Ended December 31, 2010 and 2009

          The table below presents a summary of Sotheby’s results of operations for 2010 and 2009, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)

	2010	2009	$ Change	% Change

Revenues:
Auction and related revenues	$731,021	$448,768	$282,253	62.9%
Finance revenues	9,685	9,073	612	6.7%
Dealer revenues	29,092	22,339	6,753	30.2%
License fee revenues	3,682	3,270	412	12.6%
Other revenues	829	1,508	(679)	(45.0%)

Total revenues	774,309	484,958	289,351	59.7%

Expenses **	500,311	431,824	(68,487)	(15.9%)

Operating income	273,998	53,134	220,864	*
Net interest expense	(45,080)	(40,351)	(4,729)	(11.7%)
Extinguishment of debt, net	(6,291)	1,039	(7,330)	*
Write-off of credit facility amendment fees	—	(3,750)	3,750	100.0%
Other income	2,952	5,323	(2,371)	(44.5%)

Income before taxes	225,579	15,395	210,184	*
Equity in earnings of investees, net of taxes	644	239	405	*
Income tax expense	65,273	22,162	(43,111)	*

Net income (loss)	$160,950	$(6,528)	$167,478	*

Key performance indicators:
Aggregate Auction Sales (a)	$4,287,176	$2,278,525	$2,008,651	88.2%
Net Auction Sales (b)	$3,644,764	$1,912,589	$1,732,175	90.6%
Private Sales (c)	$494,505	$472,603	$21,902	4.6%
Consolidated Sales (d)	$4,810,773	$2,773,467	$2,037,306	73.5%
Auction Commission Margin (e)	18.3%	20.7%	N/A	(11.6%)
Direct Costs as a percentage of Net Auction Sales	1.7%	2.3%	N/A	26.4%
Average Loan Portfolio (f)	$181,585	$154,619	$26,966	17.4%
EBITDA (g)	$288,323	$77,674	$210,649	*
EBITDA Margin (g) (h)	37.2%	16.0%	N/A	*

Legend:
*	Represents a change in excess of 100%.
**	Expenses for 2009 include net restructuring charges of $12.2 million.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents the total purchase price, including commission, of property sold in private sales brokered by Sotheby’s.
(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.
(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(f)	Represents the Average Loan Portfolio of the Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.
(h)	Represents EBITDA as a percentage of total revenues.

Revenues

          In 2010 and 2009, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Year Ended December 31	2010	2009	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$667,033	$396,772	$270,261	68.1%
Private sale commissions	44,240	37,462	6,778	18.1%
Principal activities	(1,890)	(5,735)	3,845	67.0%
Other auction and related revenues*	21,638	20,269	1,369	6.8%

Total auction and related revenues	731,021	448,768	282,253	62.9%

Other revenues:
Finance revenues	9,685	9,073	612	6.7%
Dealer revenues	29,092	22,339	6,753	30.2%
License fee revenues	3,682	3,270	412	12.6%
Other	829	1,508	(679)	(45.0%)

Total other revenues	43,288	36,190	7,098	19.6%

Total revenues	$774,309	$484,958	$289,351	59.7%

          * Principally includes auction expense recoveries and catalogue subscription revenues.

Auction and Related Revenues

          In 2010, auction and related revenues improved $282.3 million (63%) due to a significant increase in auction commission revenues and, to a much lesser extent, a higher level of private sale commissions and a lower level of principal activity losses. See the discussion below for a more detailed explanation of the factors contributing to the significant improvement in auction and related revenues.

          Auction Commission Revenues—In its role as auctioneer, Sotheby’s represents sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of Net Auction Sales.

          In 2010, auction commission revenues improved $270.3 million (68%) due to a substantial increase in Net Auction Sales, partially offset by a decline in Auction Commission Margin. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.

          Net Auction Sales—In 2010, Net Auction Sales increased $1.7 billion, or 91%, due to the recovery of the global art market in 2010, which resulted in a greater volume of property sold and the achievement of higher average selling prices across almost all collecting categories. Specifically, the increase in 2010 Net Auction Sales is attributable to the following factors:

•	An $828 million (108%) increase in various-owner sales of Impressionist and Contemporary Art. In these sales, more works of art were offered and higher prices were achieved than in 2009.

•

A $240 million (159%) increase in sales of Asian Art conducted in Hong Kong, primarily attributable to higher average selling prices achieved in recurring sales throughout 2010. Also favorably impacting the comparison to the prior year are two single-owner sales of Chinese Ceramics (the Qing Imperial Porcelain from J.T. Tai and Co. and An Important Private Collection of Qing Historical Works of Art) that totaled $84 million and for which there were no comparable sales in the prior year.

•

A $156 million (146%) increase in single-owner sales conducted in the U.S. and Europe with 2010 results including the sales of Antiquities From the Collection of the Late Clarence Day, the Hesketh Collection of Books and Manuscripts, the British American Tobacco Artventure Collection and the Collection of Patricia Kluge, amongst others.

•

A $182 million (113%) increase in sales of jewelry, which included substantial improvements in recurring sales in Switzerland ($75 million), Hong Kong ($51 million) and the U.S. ($44 million), with a significant portion of the increase ($100 million) resulting from fourth quarter sales. In particular, fourth quarter results include the sale of a superb pink diamond for $38.2 million in Switzerland, for which there was no comparable item sold in the prior year.

•

Smaller increases in recurring various-owner sales in other collecting categories, most notably in 19th Century Paintings ($67 million), Old Master Paintings ($47 million) and sales of Islamic Art in the U.K. ($38 million).

          Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, the Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. For example, in salesrooms in the U.S., the buyer’s premium rate structure is 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million.

          Auction Commission Margin may also be adversely impacted by the use of auction guarantees. In situations when the guaranteed property sells for less than the guaranteed price, all or a portion of the auction commissions earned are used to reduce Sotheby’s principal loss on the transaction.

          In certain situations, the Auction Commission Margin is adversely impacted by arrangements whereby Sotheby’s auction commission is shared with a consignor or with a partner in an auction guarantee. In such situations, Sotheby’s may: (a) share its auction commission with a consignor in order to secure a high value consignment without issuing an auction guarantee or (b) enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby’s reduces its financial exposure under the auction guarantee in exchange for sharing its auction commission. Additionally, Sotheby’s may also share its auction commission with a consignor as part of an auction guarantee, typically in exchange for a portion of the hammer (sale) price in excess of a negotiated amount.

          In 2010, Sotheby’s was highly selective in its use of auction guarantees and issued auction guarantees only when it was able to enter into risk and reward sharing arrangements to significantly reduce its financial exposure. Going forward, Sotheby’s expects to remain prudent in its use of auction guarantees and enter into risk and reward sharing arrangements, when appropriate, to reduce its financial exposure associated with auction guarantees. (See statement on Forward Looking Statements.)

          In 2010, Auction Commission Margin decreased 12% (from 20.7% to 18.3%) almost entirely due to a lower average buyer’s premium rate achieved on current year sales resulting from a change in sales mix, as a significantly higher portion of Net Auction Sales were at the high-end of Sotheby’s business. Specifically, in 2010, there was a 105% increase in the number of lots sold with a hammer (sale) price over $1 million, the price point at which the buyer’s premium rate decreases from 20% to 12%. To a lesser extent, Auction Commission Margin was adversely impacted by competitive pressures, which resulted in a lower seller’s commission rate and a higher level of shared auction commissions.

          The following table provides a comparison between 2010 and 2009 of the volume and value of lots sold with a hammer (sale) price over $1 million (in thousands of dollars, except for lot volume):

Year Ended December 31	2010	2009	$ Change	% Change

Lots with a hammer (sale) price of greater than $1 million	530	259	271	105%
Total hammer (sale) price	$2,030,545	$743,943	$1,286,602	173%

          Private Sale Commissions—In 2010, private sale commissions increased $6.8 million (18%) when compared to the prior year primarily due to improved commission margins as well as a higher volume of property sold.

          Principal Activities—Principal activities consist mainly of gains and losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is initially offered or sold at auction, (ii) any subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction and (iii) any subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction. To a much lesser extent, principal activities include gains and losses related to the sale of other Auction segment inventory, as well as writedowns to the carrying value of such inventory, which consists mainly of artworks obtained incidental to the auction process primarily as a result of buyers defaulting on payment after consignors have been paid and the settlement of authenticity claims made by buyers.

          In 2010, principal activity losses included $5.6 million in writedowns of Auction segment inventory primarily related to guaranteed property that failed to sell at auction in prior periods, substantially offset by Sotheby’s share of overages earned on guaranteed property sold in the fourth quarter of 2010. The favorable comparison of principal activities to the prior period is principally due to the overages earned on these transactions.

Finance Revenues

          In 2010, Finance revenues increased $0.6 million (7%) primarily due to $0.7 million of interest income recognized in the first quarter of 2010 that was previously considered to be uncollectible. The overall increase in Finance revenues is partially offset by lower rates of return on the loan portfolio, which in 2010, included a higher proportion of short-term, interest-free advances to consignors (with maturities typically ranging between 3 and 6 months) that were issued during the first nine months of 2010 in order to secure high-value property for auctions. However, fourth quarter finance revenues increased $0.9 million, due in part to an interest-bearing $55 million client loan that was made in October 2010. (See Note E of Notes to Consolidated Financial Statements).

           (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note D of Notes to Consolidated Financial Statements.)

Dealer Revenues and Cost of Sales

          Dealer revenues consist of revenues earned from the sale of Dealer inventory, which includes property owned by Noortman Master Paintings and artworks purchased for investment purposes. To a lesser extent, Dealer revenues also include commissions earned by Noortman Master Paintings through the brokering of private art sales. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory.

          The table below summarizes Dealer revenues, cost of sales and gross profit (loss) for 2010 and 2009 (in thousands of dollars):

			Favorable/(Unfavorable)

	2010	2009	$ Change	% Change

Dealer revenues	$29,092	$22,339	$6,753	30.2%
Dealer cost of sales	(24,889)	(24,516)	(373)	(1.5%)

Dealer gross profit (loss)	$4,203	$(2,177)	$6,380	N/A

          In 2010, Dealer segment results improved significantly primarily due to the performance of Noortman Master Paintings, which reported more profitable inventory sales and a higher level of commissions earned from the brokering of private art sales. Also impacting the comparison to the prior year is a $1.6 million decrease in inventory writedowns in 2010 (from $4.7 million to $3.1 million).

Expenses

          In 2010 and 2009, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

	2010	2009	$ Change	% Change

Direct costs of services	$60,940	$43,429	$(17,511)	(40.3%)
Dealer cost of sales	24,889	24,516	(373)	(1.5%)
Marketing expenses	12,207	10,541	(1,666)	(15.8%)
Salaries and related costs	253,271	196,269	(57,002)	(29.0%)
General and administrative expenses	132,566	123,350	(9,216)	(7.5%)
Depreciation and amortization expense	16,492	21,560	5,068	23.5%
Restructuring charges, net	(54)	12,159	12,213	*

Total expenses	$500,311	$431,824	$(68,487)	(15.9%)

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

          In 2010, direct costs of services increased $17.5 million (40%), which is consistent with the level and composition of Sotheby’s auction offerings in the current year. For example, in 2010, there was a $6.3 million increase in costs to promote the substantially higher level of single-owner sales, as discussed above under “Net Auction Sales,” and a $2.2 million increase in traveling exhibition costs, due in part to traveling exhibitions for property offered in Sotheby’s Impressionist and Contemporary Art sales in response to heightened interest from buyers in emerging markets. Also contributing to the higher level of direct costs was a $1.5 million increase in property loss and damage claims. Despite the overall increase versus the prior year, direct costs of services as a percentage of Net Auction Sales decreased from 2.3% in 2009 to 1.7% in 2010.

Marketing Expenses

          Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of costs related to Sotheby’s corporate marketing activities, client service initiatives and strategic sponsorships of cultural institutions. In 2010, marketing expenses increased by $1.7 million, or 16%, principally due to higher costs to promote the Sotheby’s brand in emerging markets and a higher level of museum sponsorships.

Salaries and Related Costs

          In 2010 and 2009, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

	2010	2009	$ Change	% Change

Full-time salaries	$114,040	$114,467	$427	0.4%
Incentive compensation expense	68,199	18,255	(49,944)	*
Share-based payments	20,250	20,750	500	2.4%
Payroll taxes	19,051	14,369	(4,682)	(32.6%)
Employee benefits	17,171	17,679	508	2.9%
Other	14,560	10,749	(3,811)	(35.5%)

Total salaries and related costs	$253,271	$196,269	($57,002)	(29.0%)

Key Performance Indicator:
Salaries and related costs as a % of revenues	32.7%	40.5%	N/A	19.2%

*	Represents a change in excess of 100%.

          In 2010, salaries and related costs increased $57 million (29%), almost entirely due to a higher level of incentive compensation. See below for a detailed discussion of the significant factors contributing to the overall increase in salaries and related costs.

          Incentive Compensation—The amount of incentive compensation expense recorded in a period is largely dependent upon the level of Sotheby’s earnings, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby’s full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for the brokering of certain eligible private sale transactions. The substantial increase in incentive compensation expense in 2010 is due to the significant improvement in Sotheby’s earnings.

          Payroll Taxes—In 2010, payroll taxes increased $4.7 million (33%) primarily due to higher incentive compensation expense, as discussed above.

          Full-Time Salaries—In 2010, full-time salaries remained relatively flat as the impact of headcount reductions resulting from the restructuring initiatives implemented throughout 2009 was offset by strategic salary and headcount increases in 2010, as well as the impact of one-time unpaid employee furloughs and temporary pay reductions for certain senior employees that were implemented in 2009 in response to a downturn in the international art market. (See “Restructuring Plans and Related Charges” below.)

          Other Compensation—Other compensation includes expense related to the cost of temporary labor and overtime, as well as expense related to certain employment arrangements. The increase in other compensation is due to non-refundable cash payments made in connection with employment arrangements entered into in 2010, as well a $1.8 million (25%) increase in temporary employee and overtime costs.

          Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as employee severance costs (excluding severance costs related to the restructuring plans discussed below). Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for employees in the U.K. and defined contribution and deferred compensation plans for U.S. employees.

          Generally, the amount of employee benefit costs is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s U.K. Pension Plan is significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Also, the expense recorded for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability during a period, which result from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and, therefore, decrease employee benefit costs.

          In 2010, employee benefit costs decreased $0.5 million (3%) primarily due to lower gains from deemed participant investments related to the DCP, which reduced employee benefit costs by $1.9 million. The cost reduction related to the DCP is largely offset by a corresponding reduction in the value of the trust assets held by Sotheby’s to fund the DCP liability, the impact of which is reflected below operating income within other income (expense). Also contributing to the decrease in employee benefit costs is an increase of $1.4 million in the net pension credit related to the U.K. Pension Plan. This increase is attributable to differences in the market-based assumptions used to determine the net pension credit between the periods.

          The factors discussed above impacting employee benefits are almost entirely offset by a higher level of contributions to Sotheby’s U.S. retirement plans, which is primarily due to increased profit-sharing and incentive compensation related accruals associated with the substantial improvement in Sotheby’s financial performance, when compared to 2009. The impact of these costs is partially offset by a decrease in the rate of contributions to the U.S. retirement plans as a result of a May 2009 amendment to the Sotheby’s, Inc. Retirement Savings Plan, which reduced matching contributions by 50%.

          In 2011, the net pension credit related to the U.K. Pension Plan is expected to increase by approximately $1.7 million when compared to 2010, primarily as a result of updated market-based assumptions used in determining the net pension credit. (See statement on Forward Looking Statements.)

          Share-Based Payments—Share-based payments consist of the amortization of expense for awards of restricted stock, restricted stock units, performance share units and stock options. Such equity-based awards are granted annually each February, and the value of the awards is generally dependent upon Sotheby’s financial results for the year prior to the grant date. (See Note O of Notes to Consolidated Financial Statements for more detailed information on Sotheby’s share-based compensation programs.)

          In 2010, share-based payments decreased $0.5 million (2%) from the prior period, principally due to lower expense related to prior years’ equity awards almost entirely offset by $2.5 million in expense related to stock options granted to certain senior executives in February 2010. Prior to this grant, no stock options had been awarded by Sotheby’s since 2005.

          In 2011, expense related to share-based payments is expected to increase approximately $1.5 million when compared to 2010. (See statement on Forward Looking Statements.)

General and Administrative Expenses

          In 2010, general and administrative expenses increased $9.2 million (8%) to $132.6 million, primarily due to the following factors:

•	A $6.8 million (42%) increase in travel and entertainment expenses in response to a higher level of consignment opportunities in the current period.

•	A $3.5 million increase in bad debt expense primarily attributable to an unusually high level of recoveries occurring in the prior year.

•	Smaller individual increases in various other general and administrative expenses aggregating to $2.3 million.

          The overall increase in general and administrative expenses is partially offset by a decrease in facility related costs ($1.5 million) as 2009 results include rent and moving expenses related to Sotheby’s former middle-market salesroom in London, which was vacated in June 2009. Also partially offsetting the overall increase in general and administrative expenses is a $1 million decrease in authenticity claims, goodwill gestures and other litigation-related matters and a $0.9 million decrease in professional fees primarily due to lower costs associated with Sotheby’s previously outsourced tax compliance function.

Depreciation and Amortization Expense

          In 2010, depreciation and amortization expense decreased $5.1 million (24%) principally due to a lower level of recurring capital spending in 2010 and 2009 than in prior years, as well as certain tangible and intangible assets becoming fully depreciated and amortized in 2009. In 2010 and 2009, a substantial portion of capital spending was devoted to assets that were not placed into service until the second half of 2010 and the first quarter of 2011.

Restructuring Plans and Related Charges

          In 2010, Sotheby’s recorded a benefit to net Restructuring Charges of approximately $0.1 million. In 2009 and 2008, Sotheby’s recorded net Restructuring Charges of approximately $12.2 million and $4.3 million, respectively. See below for brief descriptions of Sotheby’s 2008 Restructuring Plan and 2009 Restructuring Plan.

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

          The 2008 Restructuring Plan includes $2.1 million of facility related costs associated with exiting certain leased facilities in the Netherlands and the U. K. These facility related Restructuring Charges, which were recognized in 2009, represent the future rental costs (net of estimated sub-lease income) that Sotheby’s remains obligated to pay subsequent to the cease use date for each facility. The cease use date for the Amsterdam facility was in December 2009 and the underlying lease expires in September 2014. The cease use date for the U.K. facility was in June 2009 and the underlying lease expired in December 2009.

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

          Restructuring activities resulting from the 2008 Restructuring Plan and 2009 Restructuring Plan are summarized in the table below (in thousands of dollars):

	Employee Termination Benefits	Facility Related Costs	Other Costs	Total

Liability at January 1, 2008	$—	$—	$—	$—
Charges for 2008 Restructuring Plan	4,312	—	—	4,312

Liability at December 31, 2008	4,312	—	—	4,312
Charges for 2008 Restructuring Plan	6,446	2,085	427	8,958
Charges for 2009 Restructuring Plan	3,578	—	3	3,581
Cash payments	(12,844)	(1,144)	(359)	(14,347)
Adjustments to liability	(251)	(129)	—	(380)
Foreign currency exchange rate changes	317	54	5	376

Liability at December 31, 2009	1,558	866	76	2,500
Charges for 2008 Restructuring Plan	—	57	147	204
Cash payments	(846)	(348)	(52)	(1,246)
Adjustments to liability	(370)	124	40	(206)
Foreign currency exchange rate changes	(93)	(63)	(6)	(162)

Liability at December 31, 2010	$249	$636	$205	$1,090

          As of December 31, 2010, the liability related to Sotheby’s restructuring activities was $1.1 million. The current portion of the liability ($0.6 million) is recorded in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities, and the long-term portion ($0.5 million) is recorded within Other Liabilities. The majority of the remaining liability related to employee termination benefits is expected to be paid by March 31, 2011. The liability for facility related costs will be paid monthly according to the terms of the underlying lease through September 2014.

          Cost Savings—In total, the 2008 Restructuring Plan and the 2009 Restructuring Plan resulted in aggregate annual cost savings of approximately $25 million when compared to 2008. The aggregate annual cost savings is almost entirely due to the headcount reductions discussed above.

Net Interest Expense

          In 2010, net interest expense increased $4.7 million, or 12%, primarily due to a $4.1 million decrease in interest income related to previously delinquent client accounts that were determined to be collectible. To a lesser extent, the increase in net interest expense is due to a higher level of discount amortization related to Sotheby’s 3.125% Convertible Notes and higher amortization of arrangement and amendment fees related to Sotheby’s revolving credit facility. (See “Liquidity and Capital Resources” below.)

Extinguishment of Debt (net)

          On January 27, 2009, Sotheby’s repurchased an aggregate principal amount of $2.8 million of its 7.75% Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash gain of approximately $1 million, net of fees, which was recognized in the first quarter of 2009.

          In light of its strong liquidity position, on December 21, 2010, Sotheby’s repurchased an aggregate principal amount of $48.3 million of its 7.75% Senior Notes for a purchase price of $53.1 million (representing 110% of the aggregate principal amount repurchased). This repurchase resulted in a loss of approximately $6.3 million, including fees, which was recognized in the fourth quarter of 2010. This extinguishment of debt will reduce annual interest expense by approximately $3.7 million in each of the years in the period 2011 to 2014 and approximately $1.8 million in 2015. (See statement on Forward Looking Statements.)

Other Income

          The comparison of other income to the prior period is significantly impacted by a gain of approximately $4 million related to the sale of Sotheby’s Australia. The majority of this gain was the result of the realization of the cumulative translation adjustment related to this entity. There was no comparable event in 2010.

Write-Off of Credit Facility Amendment Fees

          On August 31, 2009, Sotheby’s terminated its senior secured revolving credit facility with Bank of America, N.A. (the “BofA Credit Agreement”). As a result, Sotheby’s recorded a $2.5 million non-cash charge in the third quarter of 2009 to write-off the remaining balance of arrangement and amendment fees related to the BofA Credit Agreement. Additionally, as a result of amendments to the BofA Credit Agreement made in the first half of 2009, Sotheby’s recorded a $1.3 million non-cash charge in the second quarter of 2009 to write-off a portion of arrangement and amendment fees related to this facility. (See Note K of Notes to Consolidated Financial Statements.)

Income Tax Expense

          Sotheby’s effective tax rate is approximately 29% in 2010, compared to approximately 144% in 2009. In 2009, the effective tax rate was unusually high due to the recording of a valuation allowance of $18.2 million against certain state, local, and foreign deferred tax assets and loss carryforwards for which there is no comparable item in 2010. The 2009 effective tax rate was also impacted by the relative impact of book to tax differences (i.e., non-deductible expenses) on significantly lower pre-tax results in various taxing jurisdictions as compared to the current year. In 2010, the effective tax rate is affected by the release of certain federal tax reserves of $5.9 million in conjunction with the expiration of the statute of limitations. The rate in 2010 is also significantly influenced by the level and mix of current year earnings and losses by taxing jurisdiction and foreign tax rate differentials as well as the mix of income earned at tax rates lower than the U.S. tax rate.

          (See Item 1A, “Risk Factors,” and Notes L and M of Notes to Consolidated Financial Statements.)

Reconciliation of Non-GAAP Financial Measures

          The following is a reconciliation of net income (loss) to EBITDA for 2010 and 2009 (in thousands of dollars):

	2010	2009

Net income (loss)	$160,950	$(6,528)
Income tax expense	65,273	22,162
Income tax expense related to earnings from equity investees	528	129
Interest income	(1,739)	(5,357)
Interest expense	46,819	45,708
Depreciation and amortization expense	16,492	21,560

EBITDA	$288,323	$77,674

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

          This discussion should be read in conjunction with Note D (“Segment Reporting”) of Notes to Consolidated Financial Statements.

Overview

          In 2009, Sotheby’s reported a net loss of ($6.5) million, as compared to net income of $26.5 million in 2008. The net loss in 2009 was largely the result of a 54% decrease in Net Auction Sales caused by a downturn in the international art market that began in September 2008 and lasted until the fourth quarter of 2009. In addition, Sotheby’s 2009 results were adversely impacted by a significant increase in its effective income tax rate. The impact of the downturn in the international art market on Sotheby’s 2009 results was significantly mitigated by a $185.3 million, or 30%, decrease in expenses, as well as the absence of $60.2 million in auction guarantee losses recognized in 2008 and a 37% improvement in auction commission margin. The significant decrease in expenses in 2009 was due to an array of factors, including management’s cost reduction initiatives, a lower volume of auction offerings and favorable changes in foreign currency exchange rates.

          While Sotheby’s experienced a decline in its year-over-year results in 2009, fourth quarter net income of $73.6 million marked a substantial improvement from the net loss of ($9.3) million reported in the fourth quarter of 2008. This significant improvement in profitability, which was achieved despite a 7% decrease in Net Auction Sales, was primarily the result of a 27.4% improvement in auction commission margin and a $47.5 million decrease in expenses. Also favorably impacting the comparison of fourth quarter results were $20.5 million of principal activity losses in the fourth quarter of 2008 primarily due to inventory writedowns and auction guarantee losses that were not repeated in the fourth quarter of 2009.

          See below for a more detailed discussion of each of the significant factors impacting Sotheby’s 2009 results and the comparison to 2008.

Results of Operations for the Years Ended December 31, 2009 and 2008

          The table below presents a summary of Sotheby’s results of operations for 2009 and 2008, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)

	2009	2008	$ Change	% Change

Revenues:
Auction and related revenues	$448,768	$616,625	$(167,857)	(27.2%)
Finance revenues	9,073	14,183	(5,110)	(36.0%)
Dealer revenues	22,339	55,596	(33,257)	(59.8%)
License fee revenues	3,270	3,438	(168)	(4.9%)
Other revenues	1,508	1,717	(209)	(12.2%)

Total revenues	484,958	691,559	(206,601)	(29.9%)
Expenses **	431,824	617,141	185,317	30.0%

Operating income	53,134	74,418	(21,284)	(28.6%)
Net interest expense	(40,351)	(31,652)	(8,699)	(27.5%)
Extinguishment of debt, net	1,039	5,364	(4,325)	(80.6%)
Write-off of credit facility amendment fees	(3,750)	—	(3,750)	N/A
Other income (expense)	5,323	(2,956)	8,279	*

Income before taxes	15,395	45,174	(29,779)	(65.9%)
Equity in earnings of investees, net of taxes	239	2,139	(1,900)	(88.8%)
Income tax expense	22,162	20,857	(1,305)	(6.3%)

Net (loss) income	$(6,528)	$26,456	$(32,984)	*

Key performance indicators:
Aggregate Auction Sales (a)	$2,278,525	$4,905,504	$(2,626,979)	(53.6%)
Net Auction Sales (b)	$1,912,589	$4,189,735	$(2,277,146)	(54.4%)
Private Sales (c)	$472,603	$373,721	$98,882	26.5%
Consolidated Sales (d)	$2,773,467	$5,334,821	$(2,561,354)	(48.0%)
Auction Commission Margin (e)	20.7%	15.1%	N/A	37.4%
Direct Costs as a percentage of Net Auction Sales	2.3%	2.3%	N/A	0%
Average Loan Portfolio (f)	$154,619	$185,545	$(30,926)	(16.7%)
EBITDA (g)	$77,674	$105,560	$(27,886)	(26.4%)
EBITDA Margin (g) (h)	16.0%	15.3%	N/A	4.6%

Legend:
*	Represents a change in excess of 100%.

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

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price, including commission, of property sold in private sales brokered by Sotheby’s.

(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the Average Loan Portfolio of the Finance segment.

(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.

(h)	Represents EBITDA as a percentage of total revenues.

Revenues

          In 2009 and 2008, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Year Ended December 31	2009	2008	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$396,772	$632,772	$(236,000)	(37.3%)
Private sale commissions	37,462	33,799	3,663	10.8%
Principal activities	(5,735)	(82,743)	77,008	93.1%
Other auction and related revenues*	20,269	32,797	(12,528)	(38.2%)

Total auction and related revenues	448,768	616,625	(167,857)	(27.2%)

Other revenues:
Finance revenues	9,073	14,183	(5,110)	(36.0%)
Dealer revenues	22,339	55,596	(33,257)	(59.8%)
License fee revenues	3,270	3,438	(168)	(4.9%)
Other	1,508	1,717	(209)	(12.2%)

Total other revenues	36,190	74,934	(38,744)	(51.7%)

Total revenues	$484,958	$691,559	$(206,601)	(29.9%)

* Principally includes catalogue subscription revenue and auction expense recoveries.

Auction and Related Revenues

          In 2009, auction and related revenues decreased $167.9 million, or 27%, principally due to a 37% reduction in auction commission revenues, partially offset by a substantially lower level of principal activity losses. The comparison to 2008 was unfavorably impacted by changes in foreign currency exchange rates, which contributed approximately $20.4 million to the net decrease. See the discussion below for a more detailed explanation of the significant factors contributing to the net decrease in auction and related revenues in 2009.

          Auction Commission Revenues—In 2009, auction commission revenues decreased $236 million, or 37%, due to a 54% reduction in Net Auction Sales, partially offset by a 37% improvement in auction commission margin. The comparison to 2008 was also unfavorably impacted by changes in foreign currency exchange rates, which contributed approximately $18.3 million to the net decrease.

          See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.

          Net Auction Sales—In 2009, Net Auction Sales decreased $2.3 billion, or 54%, largely due to the downturn in the international art market that began in September 2008, which resulted from a weakening of the global economy and the associated turbulence in global financial and credit markets. This downturn prevented Sotheby’s from achieving auction consignment levels and selling prices comparable to the levels attained in 2008.

          The downturn in the international art market impacted virtually all collecting categories, but was felt most significantly in Sotheby’s Impressionist and Contemporary Art departments, which experienced decreases in Net Auction Sales of $536 million (55%) and $946 million (72%), respectively, as significantly fewer objects were offered at these auctions and objects that sold achieved substantially lower prices.

          In addition to the lower level of Impressionist and Contemporary Art sales, 2009 results were also impacted by decreased sales of Asian Art (↓ $146 million), Decorative Arts and Furniture (↓ $81 million), Russian Art (↓ $74 million), Old Master Paintings (↓ $55 million) and American Paintings (↓ $52 million), as well as changes in foreign currency exchange rates, which contributed approximately $90 million to the net decrease.

          Despite the overall decrease in Net Auction Sales in 2009, the art market stabilized and improved in the fourth quarter of 2009 as evidenced by the steady improvement in the percentage of lots successfully sold in the autumn sales season when compared to the prior year. Additionally, in the second half of 2009, Sotheby’s auction offerings achieved a significantly higher percentage of presale low estimates as compared to results for the first half of 2009.

          Auction Commission Margin—Partly as a result of reduced auction commission margins in early 2008, Sotheby’s implemented a buyer’s premium rate increase that became effective on June 1, 2008. In salesrooms in the U.S., the buyer’s premium became 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million. In foreign salesrooms, these U.S. dollar thresholds are generally translated into an appropriate fixed local currency amount. For auction sales conducted through May 31, 2008, the buyers’ premium charged was generally 25% of the hammer price on the first $20,000, 20% of the hammer price above $20,000 up to and including $500,000 and 12% of any remaining amount over $500,000.

          In 2009, auction commission margin increased approximately 37% (from 15.1% to 20.7%) as a result of the following factors:

•	A change in sales mix, as a substantially lower portion of Net Auction Sales in 2009 was at the high-end of Sotheby’s business.

•

A significant decrease in Sotheby’s use of auction guarantees and related risk reduction arrangements and strategies. See “Principal Activities” below for more information regarding the significant decrease in Sotheby’s use of auction guarantees.

•	The impact of the increased buyer’s premium rate structure that became effective in June 2008.

          Principal Activities—As the market for high-end collecting categories grew considerably from 2005 through September 2008, competition with Sotheby’s principal competitor, Christie’s, greatly increased. As a result, Sotheby’s use of auction guarantees as a means of securing consignments increased significantly during this period and peaked in 2007. In 2009, in response to the uncertain economic environment and the downturn in the international art market that was evident for most of the year, Sotheby’s substantially reduced its use of auction guarantees. The table below summarizes the total amount of auction guarantees issued by Sotheby’s, net of the impact of risk and reward sharing arrangements, during the period 2005 to 2009 (in millions of dollars):

	2005	2006	2007	2008	2009

Net Auction Guarantees Issued	$131	$450	$902	$626	$7

          In 2009, principal activity losses decreased $77 million, or 93%, as 2008 results included the impact of significant auction guarantee losses, as well as a higher level of inventory writedowns, both of which were largely attributable to the downturn in the international art market that began in September 2008.

Finance Revenues

          In 2009, Finance revenues decreased $5.1 million, or 36%, principally due to lower benchmark interest rates earned on the loan portfolio and a lower average loan portfolio balance in the period. (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note D of Notes to Consolidated Financial Statements.)

Dealer Revenues and Cost of Sales

          The table below summarizes Dealer revenues and cost of sales for 2009 and 2008 (in thousands of dollars):

			Favorable/(Unfavorable)

	2009	2008	$ Change	% Change

Dealer revenues	$22,339	$55,596	$(33,257)	(59.8%)
Dealer cost of sales	(24,516)	(61,978)	37,462	60.4%

Dealer gross loss	$(2,177)	$(6,382)	$4,205	65.9%

          The improvement in Dealer segment results in 2009 was primarily attributable to a significantly lower level of inventory writedowns. In 2009 and 2008, Dealer inventory writedowns totaled $4.7 million and $12.2 million, respectively.

Expenses

          In 2009 and 2008, expenses consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Year Ended December 31	2009	2008	$ Change	% Change

Direct costs of services	$43,429	$95,410	$51,981	54.5%
Dealer cost of sales	24,516	61,978	37,462	60.4%
Marketing expenses	10,541	19,662	9,121	46.4%
Salaries and related costs	196,269	240,126	43,857	18.3%
General and administrative expenses	123,350	176,004	52,654	29.9%
Depreciation and amortization expense	21,560	24,845	3,285	13.2%
Restructuring charges (net)	12,159	4,312	(7,847)	*
Impairment loss	—	13,189	13,189	100.0%
Antitrust related matters	—	(18,385)	(18,385)	(100.0%)

Total expenses	$431,824	$617,141	$185,317	30.0%

*	Represents a change in excess of 100%.

Direct Costs of Services

          In 2009, direct costs of services decreased $52 million, or 55%, largely due to the downturn in the international art market, which resulted in a substantially lower level of Net Auction Sales and volume of property offered at auction during 2009. Additionally, throughout 2009, management implemented a number of cost reduction initiatives, especially in catalogue production and distribution, other direct sale promotional costs and shipping, which were a significant contributor to the year-over-year savings.

Marketing Expenses

          In 2009, marketing expenses decreased by $9.1 million, or 46%, primarily as a result of management’s efforts to reduce discretionary spending in response to the downturn in the international art market.

Salaries and Related Costs

          In 2009 and 2008, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

Year Ended December 31	2009	2008	$ Change	% Change

Full-time salaries	$114,467	$139,653	$25,186	18.0%
Share-based payments	20,750	30,180	9,430	31.2%
Incentive compensation	18,255	27,464	9,209	33.5%
Payroll taxes	14,369	19,486	5,117	26.3%
Employee benefits	17,679	8,857	(8,822)	(99.6%)
Option Exchange	—	216	216	100.0%
Other *	10,749	14,270	3,521	24.7%

Total salaries and related costs	$196,269	$240,126	$43,857	18.3%

Key Performance Indicator:
Salaries and related costs as a % of total revenues	40.5%	34.7%	N/A	(16.6%)

Legend:
*	Principally includes the cost of temporary labor and overtime, as well as expense related to certain employment arrangements.

          In 2009, salaries and related costs decreased $43.9 million, or 18%, principally due to lower levels of full-time salaries, share-based payments, incentive compensation and payroll taxes, partially offset by higher employee benefit costs. The comparison to 2008 was also favorably impacted by changes in foreign currency exchange rates, which contributed approximately $11.4 million to the net decrease.

          See below for a more detailed discussion of the significant factors that contributed to the overall decrease in salaries and related costs.

          Full-Time Salaries—In 2009, full-time salaries decreased $25.2 million, or 18%, primarily due to the impact of headcount reductions that resulted from the implementation of restructuring plans (see “Restructuring Plans and Related Charges” below), as well as favorable changes in foreign currency exchange rates, which contributed approximately $8.3 million to the net decrease. To a lesser extent, the decrease in full-time salaries was also attributable to other cost savings initiatives enacted in response to the downturn in the international art market, including unpaid employee furloughs and temporary pay reductions for certain senior employees.

          Share-Based Payments—In 2009, share-based payments decreased $9.4 million, or 31%, principally due to a substantially lower value of restricted stock awarded to employees in February 2009 as a result of Sotheby’s lower profitability in 2008 when compared to 2007.

          Incentive Compensation—In 2009, incentive compensation decreased $9.2 million, or 34%, principally due to a lower level of earnings when compared to the prior year.

          Employee Benefits—In 2009, employee benefit costs increased $8.8 million, or 100%, primarily due to a $10.5 million increase in expense associated with the DCP resulting from a $4.5 million gain in deemed participant investments. This expense was substantially offset by a $3.6 million gain in the trust assets related to the DCP liability, which is reflected in the Consolidated Statements of Operations within other income (expense). By contrast, in 2008, employee benefit costs included a $6 million benefit related to the DCP resulting from a substantial loss in the value of deemed participant investments in 2008, which was largely offset by a loss of $5.1 million in the trust assets related to the DCP liability, reflected in the Consolidated Statements of Operations within other income (expense).

          Also contributing to the overall increase in employee benefit costs in 2009 was a $1.4 million decrease in the net pension credit related to the U.K. Pension Plan. This decrease was attributable to differences in the market-based assumptions used to determine the net pension credit between the periods.

The net increase in employee benefit costs described above was partially offset by the following factors:

•	The impact of restructuring-related headcount reductions implemented late in 2008 and throughout 2009.

•

A decrease in contributions to Sotheby’s U.S retirement plans as a result of (i) a lower level of incentive compensation paid to employees and (ii) a May 2009 amendment to the Sotheby’s, Inc. Retirement Savings Plan, which reduced Sotheby’s matching contributions by 50%.

General and Administrative Expenses

          In 2009, general and administrative expenses decreased $52.7 million, or 30%, to $123.4 million. During 2009, the favorable impact of foreign currency translations on general and administrative expenses was approximately $7.1 million when compared to 2008. Excluding the favorable impact of foreign currency translations, general and administrative expenses decreased $45.6 million, or 26%, to $130.5 million. This decrease was largely due to cost savings initiatives enacted in response to the downturn in the international art market which achieved reductions in travel and entertainment costs (↓ $14.4 million or 46%), professional fees (↓ $11.7 million or 21%) and facilities-related costs (↓ $6.3 million or 11%). Also contributing to the decrease in general and administrative expenses were favorable collection efforts related to accounts receivable that were previously thought to be uncollectible, which reduced bad debt expense.

Depreciation and Amortization Expense

          In 2009, depreciation and amortization expense decreased $3.3 million, or 13%, principally due to a difference in the depreciable life utilized in accounting for the York Property building, which was purchased in February 2009 and is being depreciated over a 50-year life. Prior to this purchase, Sotheby’s occupied the York Property subject to a capital lease with the related asset being amortized over the initial 20-year term of the lease. See “York Property” below.

Restructuring Plans and Related Charges

          In 2009, Sotheby’s incurred net Restructuring Charges of $12.2 million related to the restructuring plans described below.

          2008 Restructuring Plan—Due to a downturn in the international art market, on December 1, 2008 and February 26, 2009, Sotheby’s Board of Directors approved restructuring actions impacting the Auction segment, as well as certain corporate departments. These restructuring actions (collectively, the “2008 Restructuring Plan”) were the result of a strategic review of Sotheby’s operations conducted by management between November 2008 and February 2009. The 2008 Restructuring Plan resulted in a 15% decrease in global headcount, a reduction in selling activities and leased premises in Amsterdam and the vacating of other premises principally in the U.K.

          The 2008 Restructuring Plan included $2.0 million of facility related costs associated with exiting certain leased facilities in the Netherlands and the U. K. These facility related Restructuring Charges represent the future rental costs (net of estimated sub-lease income) that Sotheby’s remains obligated to pay subsequent to the cease use date for each facility. The cease use date for the Amsterdam facility was December 2009 and the underlying lease expires in September 2014. The cease use date for the U.K. facility was June 2009 and the underlying lease expired in December 2009.

          2009 Restructuring Plan—In March and April 2009, in response to a continued downturn in the international art market, management conducted a further strategic review of Sotheby’s operations, and on April 27, 2009, the Executive Committee of the Board of Directors approved additional restructuring actions (the “2009 Restructuring Plan”). The 2009 Restructuring Plan impacted all areas of Sotheby’s global operations through additional significant cost reductions resulting from a further 5% decrease in global headcount. In 2009, Sotheby’s incurred net Restructuring Charges of $3.5 million for employee termination benefits related to the 2009 Restructuring Plan.

          Cost Savings—In total, the 2008 Restructuring Plan and the 2009 Restructuring Plan resulted in aggregate annual cost savings of approximately $25 million in 2010, when compared to 2008. Of this amount, approximately $15 million was realized in 2009, almost entirely due to the headcount reductions.

          In addition to the 2008 Restructuring Plan and 2009 Restructuring Plan, in 2009, management implemented a number of other cost savings initiatives that impacted all areas of expense. For example, in the second quarter of 2009, management initiated temporary pay reductions for certain staff and a reduction in U.S. pension contributions, and, in the third and fourth quarters of 2009, initiated unpaid furloughs for employees in certain operating locations. As a result of these cost savings initiatives and the actions taken in conjunction with the restructuring plans discussed above, Sotheby’s achieved aggregate cost savings of approximately $160 million in 2009 when compared to 2008 in direct cost of services, marketing expenses, salaries and related costs and general and administrative expenses. A portion of these savings was the result of favorable changes in foreign currency exchange rates and a lower volume of auction sales, when compared to 2008.

          (See Note J of Notes to Consolidated Financial Statements for additional information regarding the 2008 Restructuring Plan and 2009 Restructuring Plan.)

Impairment Loss and Insurance Recovery

          Based on the results of the 2008 annual impairment test of the goodwill and indefinite-lived intangible assets related to Noortman Master Paintings, Sotheby’s recognized an impairment loss of $13.2 million in the fourth quarter of 2008. This impairment loss was principally due to a reduction in management’s future cash flow estimates for NMP. (See Note I of Notes to Consolidated Financial Statements.)

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

          In conjunction with the settlement of certain civil litigation related to the investigation by the DOJ, in May 2003, Sotheby’s and Christie’s issued to the class of plaintiffs vendor’s commission discount certificates (“Discount Certificates”) with a face value of $125 million, of which Sotheby’s was responsible for funding the redemption of $62.5 million. The court determined that the $62.5 million face value had a fair value of not less than $50 million, which was the amount of expense recognized as a Special Charge in the third quarter of 2000. The $12.5 million discount on the face value of the Discount Certificates was amortized to interest expense over the four-year period between the date of issuance and May 15, 2007, the date after which any unused Discount Certificates were redeemable for cash.

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

          The Discount Certificates expired on May 14, 2008 and thereafter could no longer be redeemed. As a result of the expiration of the Discount Certificates, the remaining related liability was reversed and Sotheby’s recognized a benefit of $18.4 million in the second quarter of 2008.

Net Interest Expense

          In 2009, net interest expense increased $8.7 million, or 28%, primarily due to the incremental interest expense related to the 3.25% Convertible Notes and the 7.75% Senior Notes issued in June 2008 (see Note K of Notes to Consolidated Financial Statements), partially offset by the retirement in July 2008 of the 6.98% Senior Notes issued in 1999. The unfavorable variance in net interest expense when compared to 2008 was also attributable to lower interest income in 2009 that resulted from lower average cash balances in 2009 due to a lower level of operating results, as well as an $85 million payment made in February 2009 in conjunction with the purchase of the York Property, and the funding of auction guarantee losses in the fourth quarter of 2008.

Write-Off of Credit Facility Amendment Fees

          On August 31, 2009, Sotheby’s terminated its senior secured revolving credit facility with Bank of America, N.A. As a result, Sotheby’s recorded a $2.5 million non-cash charge in the third quarter of 2009 to write-off the remaining balance of arrangement and amendment fees related to the BofA Credit Agreement. Additionally, as a result of amendments to the BofA Credit Agreement made in the first half of 2009, Sotheby’s recorded a $1.3 million non-cash charge in the second quarter of 2009 to write-off a portion of arrangement and amendment fees related to the BofA Credit Agreement. (See Note K of Notes to Consolidated Financial Statements.)

Extinguishment of Debt (Net)

          Repurchase of 7.75% Senior Notes—On January 27, 2009, Sotheby’s repurchased $2.8 million of its 7.75% Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $1 million, net of fees, which was recognized in the first quarter of 2009.

          On December 23, 2008, Sotheby’s repurchased an aggregate principal amount of $19 million of its 7.75% Senior Notes for a purchase price of $10.5 million (representing 56% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash benefit of $7.8 million, net of fees, which was recognized in the fourth quarter of 2008.

          Redemption of 6.98% Senior Notes—On July 18, 2008, Sotheby’s redeemed its 6.98% Senior Notes with a face value of $100 million for $105.7 million. The $105.7 million paid upon redemption included $102.5 million for the present value of the remaining principal and interest and $3.2 million for accrued and unpaid interest through the date of redemption. As a result, Sotheby’s recognized a bond redemption cost of $2.5 million in the third quarter of 2008.

          (See Note K of Notes to Consolidated Financial Statements.)

Other Income (Expense)

          In 2009, Sotheby’s results included other income of $5.3 million, as compared to other expense of $3 million in 2008. Other income in 2009 included a $3.6 million gain from changes in the fair value of the DCP trust assets. In 2008, other expense included a net loss of $5.1 million related to the DCP trust assets. Also included in 2009’s results was a gain of approximately $4 million related to the sale of Sotheby’s Australia. The majority of this gain was the result of the realization of the cumulative translation adjustment related to this entity. These factors were partially offset by unfavorable experience related to the settlement of foreign currency derivative contracts when compared to 2008.

Income Tax Expense

          Sotheby’s effective income tax rate was approximately 144% in 2009, compared to approximately 46.2% in 2008. The increase in the effective income tax rate was primarily the result of the recording of a valuation allowance in 2009 of $18.2 million against certain state, local and foreign deferred tax assets and loss carryforwards. The rate was also significantly influenced by the level and mix of 2009 earnings and losses by taxing jurisdiction, foreign tax rate differentials and the relative impact of permanent book to tax differences (i.e., non-deductible expenses) on lower pre-tax results by taxing jurisdiction as compared to years prior to 2009. These factors were partially offset by the mix of income earned at tax rates lower than the U.S. tax rate and the favorable settlement of tax audits.

          (See Notes L and M of Notes to Consolidated Financial Statements.)

Impact of Changes in Foreign Currency Exchange Rates

          In 2009, changes in foreign currency exchange rates had a net favorable impact of approximately $4.3 million on Sotheby’s results, as summarized in the following table (in thousands of dollars):

Favorable/ (Unfavorable)

Total revenues	$(23,093)
Total expenses	26,243

Operating income	3,150
Net interest expense and other	1,176

Impact of changes in foreign currency exchange rates	$4,326

Reconciliation of Non-GAAP Financial Measures

          The following is a reconciliation of net (loss) income to EBITDA for 2009 and 2008 (in thousands of dollars):

	2009	2008

Net (loss) income	$(6,528)	$26,456
Income tax expense	22,162	20,857
Income tax expense related to earnings from equity investees	129	1,750
Interest income	(5,357)	(8,333)
Interest expense	45,708	39,985
Depreciation and amortization expense	21,560	24,845

EBITDA	$77,674	$105,560

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes Sotheby’s material contractual obligations and commitments as of December 31, 2010 (in thousands of dollars):

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

York Property Mortgage (1)
Principal payments	$233,567	$2,855	$6,658	$224,054	$—
Interest payments	56,633	11,815	25,350	19,468	—

Sub-total	290,200	14,670	32,008	243,522	—

Unsecured debt (2)
Principal payments	279,971	—	200,000	79,971	—
Interest payments	43,516	12,448	21,771	9,297	—

Sub-total	323,487	12,448	221,771	89,268	—

Other commitments:
Operating lease obligations (3)	98,690	13,260	23,006	17,665	44,759
Employment arrangements (4)	19,972	7,963	11,224	785	—
Auction guarantees (5)	34,278	34,278	—	—	—
Inventory purchase commitments (6)	18,955	18,955	—	—	—
Uncertain tax positions (7)	372	372	—	—	—

Sub-total	172,267	74,828	34,230	18,450	44,759

Total	$785,954	$101,946	$288,009	$351,240	$44,759

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

(2)

Represents the aggregate outstanding principal and semi-annual interest payments due on Sotheby’s $80 million 7.75% Senior Notes (the “Senior Notes”) and $200 million 3.125% Convertible Notes (the “Convertible Notes”). The Senior Notes are due on June 15, 2015. The Convertible Notes are due on June 15, 2013, but may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter (and only during such fiscal quarter), if the closing price of Sotheby’s Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter, (2) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture). None of these conversion criteria have been met during the period that the Convertible Notes have been outstanding. (See Note K of Notes to Consolidated Financial Statements for additional information on the Convertible Notes and the Senior Notes.)

(3)	Represents rental payments due under Sotheby’s operating lease obligations.

(4)

Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between June 2011 and December 2014. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances.

(5)

From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). As of December 31, 2010, Sotheby’s had outstanding auction guarantees totaling $34.3 million, with each of the individual properties under the outstanding auction guarantees having a presale estimate that is approximately equal to the guaranteed price. As of December 31, 2010, Sotheby’s financial exposure under these auction guarantees was reduced by $32 million as a result of irrevocable bids from counterparties. The property related to each of these guarantees was sold at auction in February 2011 for a sale price (including buyer’s premium) equal to or exceeding the guaranteed price. (See Note R of Notes to Consolidated Financial Statements for additional information and “Off Balance Sheet Arrangements” below for more information related to auction guarantees.)

(6)	Represents enforceable and legally binding obligations of the Dealer segment to purchase inventory as of December 31, 2010. These purchases were consummated in the first quarter of 2011.

(7)

Excludes the $16.7 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the December 31, 2010 Consolidated Balance Sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note M of Notes to Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF BALANCE SHEET ARRANGEMENTS

Auction Guarantees

          From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction. In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is reflected as Inventory in the Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of realizable value. The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory in the Consolidated Balance Sheets.

          Sotheby’s may reduce its financial exposure under auction guarantees through risk and reward sharing arrangements, which include:

•

Arrangements under which a counterparty contractually commits to bid a predetermined price on the guaranteed property (an “irrevocable bid”). If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

•

Arrangements under which a counterparty contractually commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the guaranteed price or (ii) a share of the guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty is entitled to receive a share of the auction commission earned and/or a share of any overage if the property sells.

          The counterparties to these auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event of nonperformance by these counterparties.

          As of December 31, 2010, Sotheby’s had outstanding auction guarantees totaling $34.3 million, with each of the individual properties under the outstanding auction guarantees having a presale low estimate that is approximately equal to the guaranteed price. As of December 31, 2010, Sotheby’s financial exposure under these auction guarantees was reduced by $32 million as a result of irrevocable bids from unaffiliated third parties. The property related to each of these guarantees was sold at auction in February 2011 for a sale price (including buyer’s premium) equal to or exceeding the guaranteed price.

          As of December 31, 2010, $33.5 million of the guaranteed amounts had been advanced to the consignors and was recorded within Notes Receivable in the Consolidated Balance Sheets (see Note E of Notes to Consolidated Financial Statements). As of December 31, 2010, the carrying amount of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $0.1 million.

          As of February 24, 2011, Sotheby’s had an outstanding auction guarantee of $20 million, with the property under the outstanding auction guarantee having a presale low estimate that is approximately equal to the guaranteed price. Sotheby’s financial exposure under this auction guarantee is reduced by an irrevocable bid from an unaffiliated third party. If the irrevocable bid is the winning bid for the property underlying the auction guarantee, the total proceeds from the irrevocable bidder, including buyer’s premium, would be no less than the amount of the auction guarantee. The property related to this auction guarantee will be offered at auction in the second quarter of 2011.

DERIVATIVE FINANCIAL INSTRUMENTS

          For information related to Derivative Financial Instruments, see Note T of Notes to Consolidated Financial Statements.

CONTINGENCIES

          For information related to Contingencies, see Notes G, M, Q and R of Notes to Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

          For information related to Uncertain Tax Positions, see Note M of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION AS OF DECEMBER 31, 2010

          This discussion should be read in conjunction with Sotheby’s Consolidated Statements of Cash Flows. In 2010, total cash and cash equivalents increased $162.1 million to $483.7 million primarily due to the factors discussed below.

          Cash Provided by Operating Activities—Net cash provided by operating activities of $341.7 million in 2010 is principally attributable to the cash flows associated with Sotheby’s profitable results during the period and $17.9 million in net cash inflows associated with the timing of the settlement of auction and private sale transactions.

          Cash Used by Investing Activities—Net cash used by investing activities of $119.7 million in 2010 is almost entirely attributable to net cash outflows related to client loans of $108.6 million and capital expenditures of $18 million. Capital expenditures for 2010 include approximately $9.3 million related to the build-out of Sotheby’s new London warehouse facility.

          Cash Used by Financing Activities—Net cash used by financing activities of $58.2 million in 2010 is principally due to $53.2 million in repurchases of the 7.75% Senior Notes (see “Liquidity and Capital Resources” below and Note K of Notes to Consolidated Financial Statements), $13.6 million in dividend payments, and the funding of employee tax obligations upon the vesting of share-based payment awards ($6.6 million). These net cash outflows are partially offset by $14 million in proceeds received from the exercise of employee stock options.

NET CASH (DEBT)

          The table below summarizes Sotheby’s net cash (debt) position as of December 31, 2010 and December 31, 2009 (in thousands of dollars):

	December 31, 2010	December 31, 2009

Cash and cash equivalents	$483,663	$321,579

Debt:
Convertible Notes ($200 million due June 2013)	179,335	171,999
Senior Notes ($80 million due June 2015)	79,073	126,747
York Property Mortgage ($233.6 million due July 2015)	217,538	215,396

Total debt	475,946	514,142

Net cash (debt)	$7,717	$(192,563)

          The improvement in Sotheby’s net cash (debt) position as of December 31, 2010 when compared to December 31, 2009 is primarily attributable to a significantly higher level of cash, which is principally a function of Sotheby’s higher operating results during the year.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and Cash Equivalents—As of December 31, 2010, Sotheby’s had cash and cash equivalents of approximately $483.7 million. The focus of Sotheby’s current investment policy is to preserve principal and ensure short-term liquidity. Accordingly, current cash balances are invested in overnight deposits with major banks.

          Revolving Credit Facility—On August 31, 2009, Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). On November 23, 2010, Sotheby’s entered into an amendment to the Credit Agreement (the “Amendment”) with GE Capital, as Agent, and the lenders named therein (collectively, the “Lenders”). The Amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby’s.

          The following summary does not purport to be a complete summary of the Credit Agreement, as amended, and is qualified in its entirety by reference to the Credit Agreement and its amendments, copies of which were filed as exhibits to previous SEC filings. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and its amendments.

          The Credit Agreement, as amended, among other things, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $50 million for U.K. based borrowings. The borrowings available under the Credit Agreement, as amended, are limited by a borrowing base equal to 85% of Eligible Art Loans, plus 30% of Eligible Art Inventory, plus 15% of Consolidated Net Tangible Assets, subject to limitations and certain reserves. The Credit Agreement, as amended, has a feature whereby from the date of the Amendment to March 1, 2014, the Borrowers may request, with Lenders’ approval, to increase the borrowing capacity of the Credit Agreement, as amended, by an amount not to exceed $50 million.

          The Credit Agreement, as amended, has a maturity date of September 1, 2014, subject to Sotheby’s meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby’s 3.125% Convertible Notes due June 2013 are converted or discharged.

          Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. Sotheby’s did not borrow or issue any letters of credit under the Revolving Credit Facility in 2010 or 2009. As of December 31, 2010, the amount of available borrowings under the Revolving Credit Facility was approximately $121.1 million, as calculated under the borrowing base.

          Borrowings under the Revolving Credit Facility are available in either Dollars to U.S. Borrowers or Pounds Sterling to U.K. Borrowers. The U.S. Borrowers and, subject to certain limitations, the U.K. Borrowers, are jointly and severally liable for all obligations under the Credit Agreement, as amended. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the Credit Agreement, as amended. The obligations under the Credit Agreement, as amended, are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors.

          Borrowings are, at the Borrowers’ option, either Dollar Index Rate Loans (for U.S. Borrowers only) or LIBOR Rate Loans. Dollar Index Rate Loans bear interest at a rate per annum equal to (a) the highest of (i) the “Prime Rate” as quoted in The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, or (iii) the LIBOR Rate plus 1.0%, plus (b) the Applicable Margin, as defined in the Credit Agreement, as amended, and which is generally 1.50% to 2.00% based upon the level of outstanding borrowings under the Revolving Credit Facility. The LIBOR Rate for Dollars or Sterling, as the case may be, for an interest period is equal to (x) the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page, plus (y) the Applicable Margin, as defined in the Credit Agreement, as amended, and which is generally 2.50% to 3.00% based upon the level of outstanding borrowings under the Revolving Credit Facility.

          The Credit Agreement, as amended, contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees, limitations on the use of proceeds from borrowings under the Credit Agreement, as amended, limitations on the ability to merge, liquidate, consolidate, dispose of assets or capital stock, and limitations on material changes to the nature of Sotheby’s business. The Credit Agreement, as amended, also restricts quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon Sotheby’s achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement, as amended.

          The Credit Agreement, as amended, also contains the following financial covenants, which are only applicable during certain compliance periods: (i) a minimum Fixed Charge Coverage Ratio, which requires the maintenance of a sufficient level of specifically defined cash flows to cover certain debt and equity related cash requirements and (ii) a minimum EBITDA, which requires the maintenance of certain minimum levels of specifically defined operating cash flows. These financial covenants were not applicable for the twelve month period ended December 31, 2010.

          Sotheby’s has incurred approximately $9.5 million in life-to-date fees related to the Credit Agreement, as amended, including $1.3 million related to the Amendment, which are being amortized on a straight-line basis to Interest Expense over the term of the facility. Additionally, commitment fees are 0.625% per year for undrawn amounts committed under the Revolving Credit Facility.

          Liquidity and Capital Requirements—Sotheby’s generally relies on operating cash flows and existing cash balances to meet its liquidity and capital requirements, supplemented by Revolving Credit Facility borrowings, if needed. The timing and extent of any borrowings under the Revolving Credit Facility is dependent upon a number of factors including, but not limited to, the cyclical nature of the international art market, the seasonality of Sotheby’s business, the timing of auction sale settlements, and the funding of notes receivable and consignor advances.

          Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of dividends, as well as the funding of the short-term commitments due on or before December 31, 2011 as summarized in the table of contractual obligations and commitments above. (See Note K of Notes to Consolidated Financial Statements.)

          Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. (See Note K of Notes to Consolidated Financial Statements.)

          Management believes that operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the September 1, 2014 expiration of the Credit Agreement, as amended.

          In light of Sotheby’s strong liquidity position, on December 21, 2010, Sotheby’s repurchased an aggregate principal amount of $48.3 million of its 7.75% Senior Notes (representing 37.64% of the principal amount of the Senior Notes outstanding) for a purchase price of $53.1 million (representing 110% of the aggregate principal amount repurchased). Management is continuing to assess opportunities to invest its remaining excess liquidity in existing operations, as well as in traditional corporate finance alternatives including further repurchases of the 7.75% Senior Notes, some action with respect to the dividend and/or a repurchase of shares of Common Stock.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009–13, “Multiple-Deliverable Revenue Arrangements,” which is codified in Accounting Standards Codification (“ASC”) 605 (Revenue Recognition). This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update is effective prospectively for fiscal years beginning on or after June 15, 2010. Management does not believe that ASU 2009-13 will have a material impact on Sotheby’s consolidated financial statements.

          In July 2010, the FASB issued ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which is codified in ASC 310 (Receivables). This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and allowance for credit losses, but does not change the manner in which an entity accounts for its financing receivables. Accordingly, ASU 2010-20 will not have an impact on Sotheby’s results of operations or financial condition. Sotheby’s adopted ASU 2010-20 as of December 31, 2010. (See Note E of Notes to the Consolidated Financial Statements.)

RECENT LEGISLATION

          In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could result in additional health care and other costs for Sotheby’s, but management does not expect any material short-term impact on Sotheby’s financial results as a result of the legislation and is currently assessing the extent of any long-term impact. Sotheby’s does not provide retiree health benefits, and therefore will not be impacted by the elimination of the tax deductibility of the Medicare Part D subsidy resulting from this legislation. (See statement on Forward Looking Statements.)

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

FORWARD LOOKING STATEMENTS

          This Form 10-K contains certain forward looking statements; as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of Sotheby’s. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed above under Item 1A, “Risk Factors,” which are not ranked in any particular order.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Sotheby’s continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of December 31, 2010, Sotheby’s material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to its deferred compensation liability, (v) the York Property Mortgage, (vi) its 7.75% Senior Notes, (vii) its 3.125% Convertible Notes, (viii) its deferred compensation liability and (ix) its outstanding forward exchange contracts.

          Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value related to its financial instruments.

          As of December 31, 2010, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $36.4 million.

          Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent when necessary, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s purchases foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction. As of December 31, 2010, the notional value of forward exchange contracts outstanding was $29.8 million. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under such contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its forward exchange contracts. Sotheby’s does not expect any counterparties to fail to meet their obligations, given their high credit ratings. (See “Derivative Financial Instruments” above and Note T of Notes to Consolidated Financial Statements.)

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sotheby’s
New York, New York

          We have audited the accompanying consolidated balance sheets of Sotheby’s and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby’s and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

New York, New York
February 28, 2011

SOTHEBY’S
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per share data)

Year Ended December 31	2010	2009	2008

Revenues:
Auction and related revenues	$731,021	$448,768	$616,625
Finance revenues	9,685	9,073	14,183
Dealer revenues	29,092	22,339	55,596
License fee revenues	3,682	3,270	3,438
Other revenues	829	1,508	1,717

Total revenues	774,309	484,958	691,559

Expenses:
Direct costs of services	60,940	43,429	95,410
Dealer cost of sales	24,889	24,516	61,978
Marketing expenses	12,207	10,541	19,662
Salaries and related costs	253,271	196,269	240,126
General and administrative expenses	132,566	123,350	176,004
Depreciation and amortization expense	16,492	21,560	24,845
Restructuring charges, net	(54)	12,159	4,312
Impairment loss	—	—	13,189
Antitrust related matters	—	—	(18,385)

Total expenses	500,311	431,824	617,141

Operating income	273,998	53,134	74,418

Interest income	1,739	5,357	8,333
Interest expense	(46,819)	(45,708)	(39,985)
Extinguishment of debt, net	(6,291)	1,039	5,364
Write-off of credit facility amendment fees	—	(3,750)	—
Other income (expense)	2,952	5,323	(2,956)

Income before taxes	225,579	15,395	45,174
Equity in earnings of investees, net of taxes	644	239	2,139
Income tax expense	65,273	22,162	20,857

Net income (loss)	$160,950	$(6,528)	$26,456

Basic earnings (loss) per share - Sotheby’s common shareholders	$2.37	$(0.10)	$0.39

Diluted earnings (loss) per share - Sotheby’s common shareholders	$2.34	$(0.10)	$0.38

Cash dividends paid per common share	$0.20	$0.30	$0.60

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

December 31	2010	2009

A S S E T S
Current Assets:
Cash and cash equivalents	$483,663	$321,579
Restricted cash	18,812	24,115
Accounts receivable, net of allowance for doubtful accounts of $4,716 and $5,183	681,800	373,717
Notes receivable, net of allowance for credit losses of $971 and $1,028	101,850	64,461
Inventory	126,534	142,565
Deferred income taxes	15,057	14,589
Income tax receivable	5,108	8,130
Prepaid expenses and other current assets	17,580	19,211

Total Current Assets	1,450,404	968,367

Notes receivable	175,423	100,008
Fixed assets, net	372,692	370,224
Goodwill and other intangible assets, net	15,012	16,356
Equity method investments	15,154	17,121
Deferred income taxes	39,703	44,889
Trust assets related to deferred compensation liability	39,024	37,451
Pension asset	55,180	12,789
Other long-term assets	16,036	18,918

Total Assets	$2,178,628	$1,586,123

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$675,586	$348,303
Accounts payable and accrued liabilities	66,846	54,298
Accrued salaries and related costs	85,471	28,612
Accrued income taxes	40,109	2,831
Deferred income taxes	282	603
Other current liabilities	9,090	7,828

Total Current Liabilities	877,384	442,475

Long-term debt, net	472,862	512,939
Deferred income taxes	8,913	452
Accrued income taxes	4,932	11,231
Deferred compensation liability	36,176	34,472
Other long-term liabilities	6,853	7,569

Total Liabilities	1,407,120	1,009,138

Commitments and contingencies (see Note Q)

Shareholders’ Equity:
Common Stock, $0.01 par value	673	672
Authorized shares at December 31, 2010—200,000,000
Issued and outstanding shares - 67,320,667 and 67,157,342
Additional paid-in capital	345,066	317,081
Retained earnings	444,717	297,579
Accumulated other comprehensive loss	(18,948)	(38,347)

Total Shareholders’ Equity	771,508	576,985

Total Liabilities and Shareholders’ Equity	$2,178,628	$1,586,123

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

Year Ended December 31	2010	2009	2008

Operating Activities:
Net income (loss)	$160,950	$(6,528)	$26,456

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	16,492	21,560	24,845
Gain on sale of business	—	(4,146)	—
Loss (gain) on extinguishment of debt	6,291	(1,039)	(7,841)
Impairment loss	—	—	13,189
Equity in earnings of investees	(644)	(239)	(2,139)
Deferred income tax expense (benefit)	6,269	13,707	(872)
Share-based compensation	20,250	20,586	30,396
Net pension benefit	(3,700)	(2,288)	(4,045)
Asset provisions	9,151	6,480	34,081
Antitrust related matters	—	—	(18,385)
Amortization of discount on long-term debt	11,109	10,255	3,303
Excess tax benefits from share-based payments	(2,555)	—	(1,086)
Other	798	803	(163)

Changes in assets and liabilities:
Accounts receivable	(316,110)	178,670	198,020
Due to consignors	334,032	(74,472)	(301,073)
Inventory	3,966	35,857	(20,923)
Prepaid expenses and other current assets	(2,447)	2,979	(614)
Other long-term assets	(4,411)	(4,861)	(2,844)
Settlement liabilities	—	—	(4,266)
Income tax receivable and deferred income tax assets	4,270	20,223	(20,489)
Accrued income taxes and deferred income tax liabilities	28,933	(16,722)	(47,465)
Accounts payable and accrued liabilities and other liabilities	69,094	(42,304)	(73,563)

Net cash provided (used) by operating activities	341,738	158,521	(175,478)

Investing Activities:
Funding of notes receivable	(306,905)	(152,179)	(377,216)
Collections of notes receivable	198,307	179,289	371,388
Capital expenditures	(17,999)	(100,879)	(74,192)
Proceeds from the sale of land and buildings	—	2,450	—
Acquisition, net of cash acquired	—	—	(193)
Distributions from equity investees	3,140	1,664	5,333
Decrease (increase) in restricted cash	3,777	1,404	(8,828)
Proceeds from sale of business	—	2,462	—

Net cash used by investing activities	(119,680)	(65,789)	(83,708)

Financing Activities:
Proceeds from revolving credit facility borrowings	—	—	390,000
Repayments of revolving credit facility borrowings	—	—	(390,000)
Repayments of senior unsecured debt	(53,153)	(1,647)	(110,578)
Proceeds from the issuance of debt, net of debt issuance costs and discount of $9,845	—	—	340,155
Premiums paid for convertible note hedges	—	—	(40,600)
Proceeds received from sale of common stock warrants	—	—	22,300
Dividends paid	(13,620)	(20,434)	(40,651)
Repayments of York Property Mortgage	(1,423)	—	—
Decrease in York Property capital lease obligation	—	(49)	(1,796)
Proceeds from exercise of employee stock options	14,031	1,269	339
Excess tax benefits from share-based payments	2,555	—	1,086
Other financing activities	(6,601)	(3,385)	—

Net cash (used) provided by financing activities	(58,211)	(24,246)	170,255

Effect of exchange rate changes on cash and cash equivalents	(1,763)	(375)	(5,854)

Increase (decrease) in cash and cash equivalents	162,084	68,111	(94,785)
Cash and cash equivalents at beginning of period	321,579	253,468	348,253

Cash and cash equivalents at end of period	$483,663	$321,579	$253,468

Supplemental information on non-cash investing and financing activities:
On February 6, 2009, Sotheby’s purchased the York Property, which was financed in part, through the assumption of an existing $235 million mortgage (see Note K).

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(Thousands of dollars, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2008	$665	$255,435	$338,004	$9,913	$604,017

Comprehensive income (loss)
Net income			26,456		26,456
Other comprehensive loss, net of tax:
Foreign currency translation adjustments				(55,062)	(55,062)
Net unrealized losses related to defined benefit pension plans				(6,341)	(6,341)
Amortization of previously unrecognized prior service costs and net losses related to defined benefit pension plans				63	63

Total comprehensive loss					(34,884)

Impact of change in measurement date for defined benefit pension plan			(144)	199	55
Impact of retrospective application of new accounting rule for convertible debt		20,244			20,244
Stock options exercised		302			302
Amortization of share-based payments		29,964			29,964
Restricted stock shares issued	10	1,112			1,122
Common stock shares withheld to satisfy employee tax obligations	(3)	(8,177)			(8,180)
Net tax shortfall associated with the vesting of restricted stock shares and stock option exercises		(148)			(148)
Shares issued to directors		451			451
Purchases of common stock call options, net of tax		(22,499)			(22,499)
Sale of common stock warrants		22,300			22,300
Cash dividends declared, $0.60 per common share			(40,651)		(40,651)

Balance at December 31, 2008	672	298,984	323,665	(51,228)	572,093

Comprehensive income (loss)
Net loss			(6,528)		(6,528)
Other comprehensive income, net of tax:
Foreign currency translation adjustments				20,159	20,159
Realized gain from cumulative translation adjustment on disposal of foreign business				(3,414)	(3,414)
Net unrealized losses related to defined benefit pension plans				(3,873)	(3,873)
Amortization of previously unrecognized prior service costs and net losses related to defined benefit pension plans				9	9

Total comprehensive income					6,353

Stock options exercised	3	5,335			5,338
Common stock shares withheld to satisfy employee tax obligations	(3)	(3,382)			(3,385)
Restricted stock units issued as per contractual employment arrangements		848			848
Amortization of share-based payments		19,330	876		20,206
Net tax shortfall associated with the vesting of restricted stock shares and stock option exercises		(4,472)			(4,472)
Shares issued to directors		438			438
Cash dividends declared, $0.30 per common share			(20,434)		(20,434)

Balance at December 31, 2009	672	317,081	297,579	(38,347)	576,985

Comprehensive income (loss)
Net income			160,950		160,950
Other comprehensive income, net of tax:
Foreign currency translation adjustments				(4,342)	(4,342)
Net unrealized gains related to defined benefit pension plans				23,732	23,732
Amortization of previously unrecognized prior service costs and net losses related to defined benefit pension plans				9	9

Total comprehensive income					180,349

Stock options exercised	6	9,956			9,962
Common stock shares withheld to satisfy employee tax obligations	(3)	(6,598)			(6,601)
Net restricted stock forfeited and restricted stock units vested	(2)	2			—
Restricted stock units issued as per contractual employment arrangements		1,035			1,035
Amortization of share-based payments		20,381	(192)		20,189
Net tax benefit associated with stock option exercises and the vesting of restricted stock shares		2,555			2,555
Shares issued to directors		654			654
Cash dividends declared, $0.20 per common share			(13,620)		(13,620)

Balance at December 31, 2010	$673	$345,066	$444,717	$(18,948)	$771,508

See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Business

          Sotheby’s (or “the Company”) is one of the world’s two largest auctioneers of authenticated fine and decorative art, jewelry and collectibles (collectively, “art” or “works of art” or “artwork”). Sotheby’s operations are organized under three segments: Auction, Finance and Dealer. The Auction segment functions principally as an agent by offering works of art for sale at auction. In addition, the Auction segment provides a number of related services including the brokering of private sales of artwork. Sotheby’s also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in brand licensing activities. (See Note D for additional information related to Sotheby’s segments.)

Note B—Summary of Significant Accounting Policies

          Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby’s and its wholly-owned subsidiaries. Prior to May 12, 2008, the Consolidated Financial Statements also included the accounts of an art dealer with whom Sotheby’s had outstanding loans and to whom Sotheby’s provided management consulting services. Sotheby’s was considered to be the primary beneficiary of this entity under generally accepted accounting principles in the United States of America (“GAAP”). The remaining loan to this entity was repaid on May 12, 2008 and Sotheby’s other existing arrangements with this entity terminated. Accordingly, this entity’s accounts were no longer included in Sotheby’s Consolidated Financial Statements subsequent to May 12, 2008. Intercompany transactions and balances have been eliminated.

          Equity investments in which Sotheby’s has significant influence over the investee, but does not have a controlling financial interest are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings or losses is recorded, net of taxes, within Equity in Earnings of Investees in the Consolidated Statements of Operations. Additionally, Sotheby’s interest in the net assets of its equity method investees is reflected in Investments in the Consolidated Balance Sheets. (See Note G for more detailed information related to Sotheby’s material equity method investment.)

          Foreign Currency Translation—Assets and liabilities of Sotheby’s foreign subsidiaries are translated at year-end exchange rates. Revenues, expenses, gains and losses are translated using weighted average monthly exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded in the Consolidated Balance Sheets within Accumulated Other Comprehensive Income (Loss) until the subsidiary is sold or liquidated.

          Restricted Cash—Restricted Cash principally consists of amounts or deposits whose use is restricted by law, contract or management statement of intention. As of December 31, 2010 and 2009, Restricted Cash included $11.5 million and $20.9 million, respectively, of net auction proceeds owed to consignors in certain non-U.S. jurisdictions. As of December 31, 2010, Restricted Cash also included $6.6 million awarded to Sotheby’s in a legal action (see Note Q).

          Valuation of Art—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective, and the realizable value of art often fluctuates over time. Accordingly, certain amounts reported in the Consolidated Financial Statements and accompanying notes are dependent upon management’s estimates of the realizable value of art held in inventory and art pledged as collateral for Finance segment loans. In estimating the realizable value of art, management relies on the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing art: (i) whether the artwork is expected to be offered at auction or sold privately; (ii) the supply and demand for works of art, taking into account economic conditions and changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved in the art market for comparable works of art within a particular collecting category and/or by a particular artist. Due to the inherent subjectivity involved in estimating the realizable value of art, management’s judgments about the realizable value of art held in inventory and the realizable value of art pledged as collateral for Finance segment loans may prove, with the benefit of hindsight, to be inaccurate. (See below for a more detailed discussion of Sotheby’s accounting policies with respect to Notes Receivable and Inventory.)

          Accounts Receivable and Allowance for Doubtful Accounts—In its role as auctioneer, Sotheby’s represents sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses, applicable taxes and royalties. The amounts billed to buyers are recorded as Accounts Receivable in the Consolidated Balance Sheets. Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay sellers for property that has not been paid for by buyers. However, in certain limited instances, Sotheby’s pays the seller before payment is collected from the buyer and/or allows the buyer to take possession of the property before payment is received. In situations when the buyer takes possession of the property before payment is received, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. The Allowance for Doubtful Accounts includes management’s estimate of probable losses related to such situations, as well as an estimate of probable losses inherent in the remainder of the accounts receivable balance. The amount of the required allowance is based on the facts available to management, including the value of any property held as collateral, and is reevaluated and adjusted as additional information is received. Based on available information, management believes that the allowance for doubtful accounts as of December 31, 2010 is adequate to cover uncollectible balances. However, actual losses related to uncollected debts may ultimately exceed the recorded allowance. (See Note E for more detailed information related to Accounts Receivable.)

          Notes Receivable and Allowance for Credit Losses—Through its Finance segment, Sotheby’s provides certain collectors and art dealers with financing secured by works of art that it either has in its possession or permits borrowers to possess. The determination of whether a specific secured loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. Management considers a secured loan to be impaired and establishes an allowance for the loan when it is probable that the amount due will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. An allowance is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan losses. (See Note E for more detailed information related to Notes Receivable.)

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

          Auction segment inventory consists principally of artworks obtained as a result of the failure of guaranteed property to sell at auction. Writedowns to the carrying value of Auction segment Inventory are recorded within Auction and Related Revenues (see “Principal Activities” below). Dealer inventory is art owned by Noortman Master Paintings, as well as other artworks purchased for the purpose of investment and resale. Writedowns to the carrying value of Dealer segment Inventory are recorded within Dealer Cost of Sales. (See Note F for more detailed information related to Inventory.)

          Fixed Assets—Fixed Assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the related lease or the estimated useful life of the improvement. Computer software consists of the capitalized cost of purchased computer software, as well as direct external and internal computer software development costs incurred in the acquisition or development of software for internal use. These costs are amortized on a straight-line basis over the estimated useful life of the software. (See Note H for more detailed information related to Fixed Assets.)

          Goodwill—Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of October 31 and between annual tests if indicators of potential impairment exist. These indicators could include a decline in Sotheby’s stock price and market capitalization, a significant change in the outlook for the reporting unit’s business, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. An impairment loss is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The fair value of a reporting unit is estimated by management using a discounted cash flow methodology. (See Note I for more detailed information related to Goodwill.)

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

          Valuation of Deferred Tax Assets—A valuation allowance is recorded to reduce Sotheby’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, its projections of future taxable income and ongoing prudent and feasible tax planning strategies. (See Note L for more detailed information related to Income Taxes.)

          Auction Guarantees—The liability related to auction guarantees represents the estimated fair value of Sotheby’s obligation to perform under its auction guarantees and is recorded within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets. The fair value of the auction guarantee liability is estimated by management based on an analysis of historical loss experience related to auction guarantees. (See Note R for more detailed information related to Auction Guarantees.)

          Financial Instruments—Sotheby’s financial instruments include Cash and Cash Equivalents, Restricted Cash, Notes Receivable, the Deferred Compensation Liability, the Trust Assets related to the Deferred Compensation Liability, Long-Term Debt and forward exchange contracts. The carrying amounts of Cash and Cash Equivalents, Restricted Cash and Notes Receivable do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments. (See Notes K, P and T for information on the fair value of financial instruments.)

          Revenue Recognition (Auction and Related Revenues)—Sotheby’s Auction segment functions principally as an agent by offering authenticated works of art for sale at auction and by brokering private art sales. Sotheby’s principal role as an agent is to stimulate buyer interest through professional marketing techniques and to match sellers and buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s experts perform significant due diligence activities to authenticate and determine the ownership history of the property being sold. The principal components of Auction and Related Revenues are: (1) auction commission revenue, (2) private sale commissions and (3) principal activities. The revenue recognition policy for each of these is described below.

          (1) Auction Commission Revenue—In its role as auctioneer, Sotheby’s represents sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of the hammer price of the property sold at auction.

          On the fall of the auctioneer’s hammer, the highest bidder becomes legally obligated to pay the full purchase price, which includes the hammer price of the property purchased plus the buyer’s premium, and the seller is legally obligated to relinquish the property in exchange for the hammer price less any seller’s commissions. Auction commission revenue is recognized at the time of the auction sale (i.e., when the auctioneer’s hammer falls), which is the point in time when Sotheby’s has substantially accomplished what it must do to be entitled to the benefits represented by the auction commission revenue. Subsequent to the date of the auction sale, Sotheby’s remaining obligations relate only to the collection of the purchase price from the buyer and the remittance of the net sale proceeds to the seller. These remaining service obligations are not an essential part of the auction services provided by Sotheby’s. Management continually evaluates the collectability of amounts due from buyers and only recognizes auction commission revenue to the extent that it is probable that the buyer will be able to meet its financial obligations to Sotheby’s.

          Auction commission revenue is recorded net of commissions owed to third parties. Commissions owed to third parties are principally the result of situations when auction commissions are shared with consignors or with Sotheby’s partners in auction guarantees (see Note R). Additionally, in certain situations, commissions are shared with third parties who introduce Sotheby’s to consignors who sell property at auction.

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

          In transactions with a Buyer Agreement, Sotheby’s services are performed on the date that the Buyer Agreement is executed. At this point, any remaining service obligations are inconsequential and perfunctory. Such remaining service obligations normally relate only to the collection of the purchase price from the buyer and the remittance of the net sale proceeds to the seller. These remaining service obligations are not an essential part of the services that Sotheby’s provides in a private sale transaction. In the absence of an executed Buyer Agreement, revenue recognition is deferred until Sotheby’s has performed its substantive service obligations in the transaction and the buyer has paid the full purchase price evidencing the terms of the arrangement.

          (3) Principal Activities—Principal activities consist mainly of gains and losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is initially offered or sold at auction, (ii) any subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction and (iii) any subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction.

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

          Writedowns to the carrying value of previously guaranteed property that is held in inventory by Sotheby’s are recognized in the period in which management determines that the estimated realizable value of a specific artwork is less than its carrying value. Recoveries or losses resulting from the subsequent sale of previously guaranteed property are recognized in the period in which the sale is completed, title to the property passes to the purchaser and Sotheby’s has fulfilled its obligations with respect to the transaction. The amount of any such recovery or loss, which is recorded on a net basis within Auction and Related Revenues, is calculated as the difference between the proceeds received from the subsequent sale and the carrying value of the property held in inventory.

          Revenue Recognition (Finance Revenues)—Finance Revenues consist principally of interest income earned on Notes Receivable. Such interest income is recognized when earned, based on the amount of the outstanding loan and the length of time the loan is outstanding during the period. If a loan is impaired, it is placed on non-accrual status and Finance Revenue is no longer recognized. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower. If sufficient additional collateral is not provided by the borrower, any cash receipts subsequently received thereafter on impaired loans are directly applied to reduce the recorded investment in the loan.

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

          Share-Based Payments—Sotheby’s grants share-based payment awards as compensation to certain employees. Certain of these awards vest only if Sotheby’s achieves certain profitability targets. The compensation expense recognized for such awards is dependent upon management’s estimates of future earnings and employee forfeitures. In addition, in 2010, Sotheby’s granted 0.5 million stock options to certain senior executives. The compensation expense recognized for these stock options is dependent upon management’s estimate of the grant-date fair value of the underlying awards. Inherent in management’s estimate of fair value are assumptions, including the expected life of the award, the expected volatility of Sotheby’s stock price, Sotheby’s dividend yield and employee forfeitures. In developing these assumptions, management considers current market conditions, historical data and other relevant data. Compensation expense related to share-based payments is amortized according to a graded vesting schedule over the requisite employee service period. (See Note O for more detailed information related to share-based payments.)

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

Note C—Earnings (Loss) Per Share

          Basic earnings (loss) per share —Basic earnings (loss) per share attributable to Sotheby’s common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. In periods with net income, the two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share. Participating securities include unvested restricted stock and unvested restricted stock units, which have nonforfeitable rights to dividends (see Note O).

          Diluted earnings (loss) per share —Diluted earnings (loss) per share attributable to Sotheby’s common shareholders is computed in a similar manner to basic earnings (loss) per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Potential common shares may include:

•

Unvested performance share units and incremental common shares issuable upon the exercise of stock options. Such potential common shares are included in the computation of diluted earnings per share using the treasury stock method.

•	Deferred stock units issued pursuant to the Sotheby’s Stock Compensation Plan for Non-Employee Directors.

•

In reporting periods during which the average trading price of Sotheby’s common stock exceeds the conversion price of its 3.125% Convertible Notes (the “Convertible Notes”), the net shares that would be delivered to settle the conversion premium assuming all of the Convertible Notes are redeemed.

          In the fourth quarter of 2010, the average trading price of Sotheby’s common stock exceeded the conversion price of the Convertible Notes. As a result, for the three and twelve months ended December 31, 2010, 1.1 million and 0.3 million shares of Sotheby’s common stock, respectively, were included in the calculation of weighted average diluted shares outstanding. Prior to the fourth quarter of 2010, the average quarterly trading price of Sotheby’s common stock did not exceed the conversion price of the Convertible Notes in any of the quarterly reporting periods in 2010, 2009 and 2008, and the Convertible Notes did not have an impact on the calculation of weighted average diluted shares outstanding during those periods. (See Note K for additional information related to the Convertible Notes.)

          In 2010, no potential common shares were excluded from the computation of diluted earnings per share. In 2009 and 2008, 3.4 million and 1.2 million shares of potentially dilutive common shares, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

          The table below summarizes the computation of basic and diluted earnings (loss) per share for 2010, 2009 and 2008 (in thousands of dollars, except per share amounts):

	2010	2009	2008

Basic:
Numerator:
Net income (loss) attributable to Sotheby’s	$160,950	$(6,528)	$26,456
Less: Net income attributable to participating securities	3,779	N/A	1,570

Net income (loss) attributable to Sotheby’s common shareholders	$157,171	$(6,528)	$24,886

Denominator:
Weighted average common shares outstanding	66,318	65,208	64,630

Basic earnings (loss) per share - Sotheby’s common shareholders	$2.37	$(0.10)	$0.39

Diluted:
Numerator:
Net income (loss) attributable to Sotheby’s	$160,950	$(6,528)	$26,456
Less: Net income attributable to participating securities	3,729	N/A	1,570

Net income (loss) attributable to Sotheby’s common shareholders	$157,221	$(6,528)	$24,886

Denominator:
Weighted average common shares outstanding	66,318	65,208	64,630
Weighted average dilutive potential common shares outstanding	1,004	N/A	291

Denominator for calculation of diluted earnings (loss) per share	67,322	65,208	64,921

Diluted earnings (loss) per share - Sotheby’s common shareholders	$2.34	$(0.10)	$0.38

Note D—Segment Reporting

          Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. Each segment is a business unit that offers different services and requires different resources and strategies. Sotheby’s chief operating decision making group, which consists of its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and certain other senior executives, regularly evaluates financial information about each segment in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its pre-tax income (loss), excluding the unallocated items highlighted below in the reconciliation of segment income before taxes to income before taxes.

          The Auction segment functions principally as an agent by offering authenticated works of art for sale at auction and by brokering private art sales. Sotheby’s principal role as an agent is to stimulate buyer interest through professional marketing techniques and to match sellers and buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s experts perform significant due diligence activities to authenticate and determine the ownership history of the property being sold.

          The Finance segment provides certain collectors and art dealers with financing, generally secured by works of art it either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction; and (2) general purpose term loans secured by property not presently intended for sale. (See Note E.)

          The Dealer segment principally includes the activities of Noortman Master Paintings (or “NMP”), an art dealer specializing in Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings. As an art dealer, NMP sells works of art directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art. To a lesser extent, Dealer segment activities also include the investment in and resale of artworks directly by Sotheby’s and the activities of certain equity investees, including Acquavella Modern Art (or “AMA”) (see Note G). In the table below, Dealer segment results in 2008 include impairment losses of $13.2 million related to Goodwill and Intangible Assets (see Note I).

          All Other primarily includes the results of Sotheby’s brand licensing activities and other ancillary businesses, which are not material to Sotheby’s Consolidated Financial Statements.

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

          In the first quarter of 2009, management changed the methodology by which it allocates intercompany borrowing costs charged by the Auction segment to the Finance segment. Finance segment results for 2010 and 2009 reflect a higher level of profitability when compared to 2008, due in part to this change in methodology.

          The following tables present Sotheby’s segment information for 2010, 2009 and 2008 (in thousands of dollars):

Year ended December 31, 2010	Auction	Finance	Dealer	All Other	Reconciling items	Total

Revenues	$731,021	$17,200	$29,092	$4,511	$(7,515)	$774,309
Interest income	$2,217	$—	$—	$—	$(478)	$1,739
Interest expense	$46,814	$—	$5	$—	$—	$46,819
Depreciation and amortization	$15,605	$101	$757	$29	$—	$16,492
Segment income (loss) before taxes	$217,227	$14,776	$(1,697)	$2,737	$(7,464)	$225,579

Year ended December 31, 2009

Revenues	$448,768	$12,671	$22,339	$4,778	$(3,598)	$484,958
Interest income	$5,952	$—	$—	$1	$(596)	$5,357
Interest expense	$45,616	$—	$92	$—	$—	$45,708
Depreciation and amortization	$18,594	$140	$2,810	$16	$—	$21,560
Segment income (loss) before taxes	$15,427	$7,244	$(10,359)	$2,413	$670	$15,395

Year ended December 31, 2008

Revenues	$616,625	$17,496	$55,596	$5,155	$(3,313)	$691,559
Interest income	$14,205	$(9)	$—	$2	$(5,865)	$8,333
Interest expense	$39,512	$—	$473	$—	$—	$39,985
Depreciation and amortization	$22,679	$178	$1,967	$21	$—	$24,845
Segment income (loss) before taxes	$47,280	$4,920	$(28,149)	$1,264	$19,859	$45,174

          In the table above, the reconciling item related to Revenues represents charges from the Finance segment to the Auction segment for short-term, interest-free or other below market consignor advances with maturities typically ranging between 3 and 6 months (see Note E). The reconciling item related to Interest Income represents charges from the Auction segment to the Finance segment for intercompany borrowing costs. The reconciling items related to segment income before taxes are shown in the table below, which presents segment income before taxes, as well as a reconciliation of segment income before taxes for each of the years ended December 31, 2010, 2009 and 2008 (in thousands of dollars):

	2010	2009	2008

Auction	$217,227	$15,427	$47,280
Finance	14,776	7,244	4,920
Dealer	(1,697)	(10,359)	(28,149)
All Other	2,737	2,413	1,264

Segment income before taxes	233,043	14,725	25,315

Unallocated amounts and reconciling items:
Extinguishment of debt (see Note K)	(6,291)	1,039	5,364
Antitrust related matters, net (see Note S)	—	—	18,385
Equity in earnings of investees	(1,173)	(369)	(3,890)

Income before taxes	$225,579	$15,395	$45,174

          Equity in earnings of investees in the table above represents Sotheby’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above as part of Dealer segment loss, but are presented net of taxes in the Consolidated Statements of Operations below Income Before Taxes.

          The table below presents geographic information about Sotheby’s revenues for 2010, 2009 and 2008 (in thousands of dollars):

	2010	2009	2008

United States	$318,135	$203,092	$227,603
United Kingdom	233,785	145,301	296,657
China	111,651	50,061	52,331
France	44,764	29,217	41,582
Other Countries	73,489	60,885	76,699

Reconciling item:
Intercompany revenue earned by Finance from Auction	(7,515)	(3,598)	(3,313)

Total	$774,309	$484,958	$691,559

          No other individual country exceeds 5% of total revenues for any of the periods presented.

          The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2010 and 2009 (in thousands of dollars):

	2010	2009

Auction	$1,784,045	$1,244,210
Finance	244,463	161,510
Dealer	88,845	112,692
All Other	1,407	103

Total segment assets	2,118,760	1,518,515

Unallocated amounts:
Deferred tax assets and income tax receivable	59,868	67,608

Consolidated assets	$2,178,628	$1,586,123

Note E—Receivables

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

          Under Sotheby’s standard payment terms, payments from buyers are due no more than 30 days from the sale date and consignor payments are made 35 days from the sale date. However, extended payment terms are sometimes provided to buyers in order to support and market a sale. Such terms typically extend the payment due date from 30 days to a date that is no greater than one year from the sale date. When providing extended payment terms, Sotheby’s attempts to match the timing of receipt from the buyer with payment to the consignor, but is not always successful in doing so.

          Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future auction or negotiate a private sale. However, in certain limited instances, Sotheby’s pays the consignor before payment is collected from the buyer and/or allows the buyer to take possession of the property before payment is received. In situations when the buyer takes possession of the property before payment is received, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of December 31, 2010, net Accounts Receivable of $682 million includes $71.5 million related to situations in which the buyer took possession of the property before making payment to Sotheby’s.

          Notes Receivable —Through its Finance segment, Sotheby’s provides certain collectors and art dealers with financing secured by works of art that it either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will typically occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby’s to establish or enhance mutually beneficial relationships with borrowers and are intended to generate future auction consignments, although such loans do not always result in consignments. Secured loans are typically made with full recourse against the borrower.

          The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.

          Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, certain loans are made at initial LTV ratios higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposition of the collateral. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. As of December 31, 2010 and 2009, the LTV ratio of Finance segment secured loans was 45% and 46%, respectively. As of December 31, 2010, Finance segment secured loans with an LTV ratio above 50% totaled $133 million and the collateral related to these loans had a low auction estimate of $191 million. As of December 31, 2009, Finance segment secured loans with an LTV ratio above 50% totaled $69.4 million and the collateral related to these loans had a low auction estimate of $95 million.

          From 2008 through 2010, Sotheby’s recognized $0.1 million of cumulative losses related to specific impaired Finance segment secured loans. The table below provides other credit quality information regarding Finance segment secured loans as of December 31, 2010 and 2009 (in thousands of dollars):

	December 31, 2010	December 31, 2009

Finance Segment secured loan data:
Total secured loans	$241,631	$157,000
Secured loans past due	$23,888	$39,229
Secured loans more than 90 days past due accruing interest	$19,663	$11,835
Non-accrual secured loans	$1,028	$1,028
Impaired secured loan	$137	$100

Allowance for credit losses:
Allowance for credit losses for specific impaired secured loans	$137	$100
Allowance for credit losses on secured loans based on historical data	834	928

Total allowance for credit losses	$971	$1,028

          Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to auction. Such advances are recorded in the Auction segment within Notes Receivable in the Consolidated Balance Sheets. The table above does not include $33.5 million and $2.5 million of such advances as of December 31, 2010 and 2009, respectively (see Note R). On rare occasions, in order to attract future consignments, Sotheby’s also makes unsecured loans to clients. The table above also does not include unsecured loans of $2.1 million and $5 million as of December 31, 2010 and 2009, respectively.

          Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of December 31, 2010, $23.9 million of the net notes receivable balance was considered to be past due, of which $19.7 million was more than 90 days past due and still accruing interest. The collateral related to these secured loans has a low auction estimate of approximately $65.5 million and $62 million, respectively. In consideration of the substantial collateral related to these loans, current collateral disposal plans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected, with the exception of the impaired loan ($0.1 million) disclosed in the table above.

          The Finance segment’s loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between 3 and 6 months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. In 2010 and 2009, the weighted average interest rates earned on Notes Receivable were 5.1% and 4.8%, respectively. The carrying value of the loan portfolio approximates its fair value.

          As of December 31, 2010, loans to one borrower totaled $60 million, which comprised approximately 22% of the net Notes Receivable balance. Through February 2011, Sotheby’s has received payments totaling approximately $7 million reducing the principal amount of these loans to $53 million. As of December 31, 2010, a loan to another borrower of $35.2 million comprised approximately 13% of the net Notes Receivable balance.

Note F—Inventory

          Inventory consists of works of art owned by the Dealer and Auction segments. Included in Dealer inventory is art owned by Noortman Master Paintings, as well as other artworks purchased for the purpose of investment and resale. Auction inventory consists principally of artworks obtained as a result of the failure of guaranteed property to sell at auction and, to a much lesser extent, artworks obtained incidental to the auction process primarily as a result of buyers defaulting on payment after consignors have been paid and the settlement of authenticity claims made by buyers. As of December 31, 2010 and 2009, Inventory consisted of the following (in thousands of dollars):

	2010	2009

Dealer	$71,467	$79,629
Auction	55,067	62,936

Total	$126,534	$142,565

          In 2010, 2009 and 2008, Sotheby’s total Inventory writedowns by segment were as follows (in thousands of dollars):

	2010	2009	2008

Auction	$5,622	$5,160	$21,510
Dealer	3,100	4,680	12,200

Total	$8,722	$9,840	$33,710

Note G—Equity Method Investment

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

          Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require Sotheby’s to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. Upon dissolution of AMA, if Sotheby’s and ACA elect not to liquidate the property and assets of AMA, any assets remaining after the payment of expenses and any other liabilities of AMA will be distributed to Sotheby’s and AMA as tenants-in-common or in some other reasonable manner. The net assets of AMA consist almost entirely of the Matisse Inventory. At December 31, 2010, the carrying value of the Matisse Inventory was $47.6 million.

          As of December 31, 2010 and 2009, the carrying value of Sotheby’s investment in AMA was $11.3 million and $13.3 million, respectively. In 2010, 2009 and 2008, Sotheby’s share of AMA’s earnings, net of taxes, was $0.7 million, $0.4 million and $1.9 million, respectively. From time-to-time, Sotheby’s transacts with the principal shareholder of ACA in the normal course of its business.

Note H—Fixed Assets

          As of December 31, 2010 and 2009, Fixed Assets consisted of the following (in thousands of dollars):

December 31,	2010	2009

Land	$93,313	$93,548
Buildings and building improvements	210,583	212,548
Leasehold improvements	64,935	68,457
Computer hardware and software	66,423	58,334
Furniture, fixtures and equipment	69,185	68,775
Construction in progress	14,016	7,670
Other	1,517	706

Sub-total	519,972	510,038
Less: Accumulated depreciation and amortization	(147,280)	(139,814)

Total	$372,692	$370,224

          In 2010, the increase in construction in progress in the table above is almost entirely attributable to the build-out of Sotheby’s new warehouse facility, which Sotheby’s began to occupy in January 2011. In 2010, 2009 and 2008, Depreciation and Amortization Expense related to Fixed Assets was $15.6 million, $19.8 million and $22.6 million, respectively.

Note I—Goodwill and Other Intangible Assets

          As of December 31, 2010 and 2009, Goodwill and Other Intangible Assets consisted of the following (in thousands of dollars):

December 31,	2010	2009

Goodwill	$14,253	$14,591
Other intangible assets	759	1,765

Total Goodwill and Other Intangible Assets	$15,012	$16,356

          Goodwill—As of December 31, 2010 and 2009, Goodwill was entirely attributable to the Auction segment. During 2010 and 2009, changes in the carrying value of Goodwill were entirely attributable to changes in foreign currency exchange rates. Since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (now codified under Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other), as of December 31, 2010, Sotheby’s has reported cumulative goodwill impairment losses of $18.4 million, all of which are attributable to goodwill resulting from its June 2006 acquisition of NMP, a reporting unit in the Dealer segment.

          Intangible Assets—Sotheby’s has intangible assets principally as a result of its acquisitions of NMP in June 2006 and an auction house in Paris, France in March 2007. As of December 31, 2010 and 2009, intangible assets consisted of the following (in thousands of dollars):

December 31,	2010	2009

Indefinite lived intangible assets:
Trade Name and other	$324	$324
Amortizable intangible assets:
Customer Relationships	6,281	6,773
Accumulated amortization	(5,846)	(5,332)

Customer Relationships (net)	435	1,441

Total	$759	$1,765

          In 2010, 2009 and 2008, amortization expense related to Intangible Assets was approximately $0.9 million, $1.7 million and $2.2 million, respectively. The customer relationships have a remaining useful life of 1.4 years and the related amortization expense is expected to be approximately $0.3 million and $0.1 million in 2011 and 2012, respectively.

Note J—Restructuring Plans and Related Charges

          In 2010, Sotheby’s recorded a benefit to net Restructuring Charges of approximately $0.1 million. In 2009 and 2008, Sotheby’s recorded net Restructuring Charges of approximately $12.2 million and $4.3 million, respectively. See below for brief descriptions of Sotheby’s 2008 Restructuring Plan and 2009 Restructuring Plan.

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

          The 2008 Restructuring Plan includes $2.1 million of facility related costs associated with exiting certain leased facilities in the Netherlands and the U. K. These facility related Restructuring Charges, which were recognized in 2009, represent the future rental costs (net of estimated sub-lease income) that Sotheby’s remains obligated to pay subsequent to the cease use date for each facility. The cease use date for the Amsterdam facility was in December 2009 and the underlying lease expires in September 2014. The cease use date for the U.K. facility was in June 2009 and the underlying lease expired in December 2009.

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

          Restructuring activities resulting from the 2008 Restructuring Plan and 2009 Restructuring Plan are summarized in the table below (in thousands of dollars):

	Employee Termination Benefits	Facility Related Costs	Other Costs	Total

Liability at January 1, 2008	$—	$—	$—	$—
Charges for 2008 Restructuring Plan	4,312	—	—	4,312

Liability at December 31, 2008	4,312	—	—	4,312
Charges for 2008 Restructuring Plan	6,446	2,085	427	8,958
Charges for 2009 Restructuring Plan	3,578	—	3	3,581
Cash payments	(12,844)	(1,144)	(359)	(14,347)
Adjustments to liability	(251)	(129)	—	(380)
Foreign currency exchange rate changes	317	54	5	376

Liability at December 31, 2009	1,558	866	76	2,500
Charges for 2008 Restructuring Plan	—	57	147	204
Cash payments	(846)	(348)	(52)	(1,246)
Adjustments to liability	(370)	124	40	(206)
Foreign currency exchange rate changes	(93)	(63)	(6)	(162)

Liability at December 31, 2010	$249	$636	$205	$1,090

          As of December 31, 2010, the liability related to Sotheby’s restructuring activities was $1.1 million. The current portion of the liability ($0.6 million) is recorded in the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities, and the long-term portion ($0.5 million) is recorded within Other Liabilities. The majority of the remaining liability related to employee termination benefits is expected to be paid by March 31, 2011. The liability for facility related costs will be paid monthly according to the terms of the underlying lease through September 2014.

Note K—Debt

          Revolving Credit Facility— On August 31, 2009, Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). On November 23, 2010, Sotheby’s entered into an amendment to the Credit Agreement (the “Amendment”) with GE Capital, as Agent, and the lenders named therein (collectively, the “Lenders”). The Amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby’s.

          The following summary does not purport to be a complete summary of the Credit Agreement, as amended, and is qualified in its entirety by reference to the Credit Agreement and its amendments, copies of which were filed as exhibits to previous SEC filings. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and its amendments.

          The Credit Agreement, as amended, among other things, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $50 million for U.K. based borrowings. The borrowings available under the Credit Agreement, as amended, are limited by a borrowing base equal to 85% of Eligible Art Loans, plus 30% of Eligible Art Inventory, plus 15% of Consolidated Net Tangible Assets, subject to limitations and certain reserves. The Credit Agreement, as amended, has a feature whereby from the date of the Amendment to March 1, 2014, the Borrowers may request, with Lenders’ approval, to increase the borrowing capacity of the Credit Agreement, as amended, by an amount not to exceed $50 million.

          The Credit Agreement, as amended, has a maturity date of September 1, 2014, subject to Sotheby’s meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby’s 3.125% Convertible Notes (the “Convertible Notes”) due June 2013 are converted or discharged.

          Borrowings under the Revolving Credit Facility may be used for general corporate purposes. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. Sotheby’s did not borrow or issue any letters of credit under the Revolving Credit Facility in 2010 or 2009. As of December 31, 2010, the amount of available borrowings under the Revolving Credit Facility was approximately $121.1 million, as calculated under the borrowing base.

          Borrowings under the Revolving Credit Facility are available in either Dollars to U.S. Borrowers or Pounds Sterling to U.K. Borrowers. The U.S. Borrowers and, subject to certain limitations, the U.K. Borrowers, are jointly and severally liable for all obligations under the Credit Agreement, as amended. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the Credit Agreement, as amended. The obligations under the Credit Agreement, as amended, are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors.

          Borrowings are, at the Borrowers’ option, either Dollar Index Rate Loans (for U.S. Borrowers only) or LIBOR Rate Loans. Dollar Index Rate Loans bear interest at a rate per annum equal to (a) the highest of (i) the “Prime Rate” as quoted in The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, or (iii) the LIBOR Rate plus 1.0%, plus (b) the Applicable Margin, as defined in the Credit Agreement, as amended, and which is generally 1.50% to 2.00% based upon the level of outstanding borrowings under the Revolving Credit Facility. The LIBOR Rate for Dollars or Sterling, as the case may be, for an interest period is equal to (x) the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page, plus (y) the Applicable Margin, as defined in the Credit Agreement, as amended, and which is generally 2.50% to 3.00% based upon the level of outstanding borrowings under the Revolving Credit Facility.

          The Credit Agreement, as amended, contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees, limitations on the use of proceeds from borrowings under the Credit Agreement, as amended, limitations on the ability to merge, liquidate, consolidate, dispose of assets or capital stock, and limitations on material changes to the nature of Sotheby’s business. The Credit Agreement, as amended, also restricts quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon Sotheby’s achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement, as amended.

          The Credit Agreement, as amended, also contains the following financial covenants, which are only applicable during certain compliance periods: (i) a minimum Fixed Charge Coverage Ratio, which requires the maintenance of a sufficient level of specifically defined cash flows to cover certain debt and equity related cash requirements and (ii) a minimum EBITDA, which requires the maintenance of certain minimum levels of specifically defined operating cash flows. These financial covenants were not applicable for the twelve month period ended December 31, 2010.

          Sotheby’s has incurred approximately $9.5 million in life-to-date fees related to the Credit Agreement, as amended, including $1.3 million related to the Amendment, which are being amortized on a straight-line basis to Interest Expense over the term of the facility. Additionally, commitment fees are 0.625% per year for undrawn amounts committed under the Revolving Credit Facility.

          Long-Term Debt—As of December 31, 2010 and 2009, Long-Term Debt consisted of the following (in thousands of dollars):

December 31	2010	2009

York Property Mortgage, net of unamortized discount of $16,039 and $19,603	$214,454	$214,193
Senior Notes, net of unamortized discount of $898 and $1,503	79,073	126,747
Convertible Notes, net of unamortized discount of $20,665 and $28,001	179,335	171,999

Total	$472,862	$512,939

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

          As of December 31, 2010 and 2009, the carrying value of the York Property Mortgage was $217.5 million and $215.4 million, respectively. As of December 31, 2010 and 2009, the short-term portion of the York Property Mortgage was $3.1 million and $1.2 million, respectively, and is reflected in the Consolidated Balance Sheets within Other Current Liabilities. As of December 31, 2010, the fair value of the York Property Mortgage was approximately $236 million.

          The York Property and the York Property Mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby’s that maintains its own books and records and whose results are ultimately consolidated into Sotheby’s financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby’s affiliates or any other entity.

          Senior Notes—On June 17, 2008, Sotheby’s issued $150 million aggregate principal amount of 7.75% Senior Notes, due June 15, 2015. The net proceeds from the issuance of the Senior Notes were approximately $145.9 million, after deducting the initial purchasers’ discounts and fees. The Senior Notes have an effective interest rate of 8%. Interest on the Senior Notes is payable semi-annually in cash on June 15 and December 15 of each year.

          On December 23, 2008, Sotheby’s repurchased an aggregate principal amount of $19 million of its Senior Notes for a purchase price of $10.5 million (representing 56% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash gain of approximately $7.8 million, net of fees, which was recognized in the fourth quarter of 2008 and is reported within Extinguishment of Debt in the Consolidated Statements of Operations.

          On January 27, 2009, Sotheby’s repurchased an aggregate principal amount of $2.8 million of its Senior Notes for a purchase price of $1.6 million (representing 59% of the aggregate principal amount repurchased). This repurchase resulted in a non-cash gain of approximately $1 million, net of fees, which was recognized in the first quarter of 2009 and is reported within Extinguishment of Debt in the Consolidated Statements of Operations.

          On December 21, 2010, Sotheby’s repurchased an aggregate principal amount of $48.3 million of its Senior Notes for a purchase price of $53.1 million (representing 110% of the aggregate principal amount repurchased). This repurchase resulted in a loss of approximately $6.3 million, including fees, which was recognized in the fourth quarter of 2010 and is reported within Extinguishment of Debt in the Consolidated Statements of Operations.

          As of December 31, 2010, the Senior Notes had a fair value of approximately $84 million based on a broker quoted price.

          Convertible Notes—On June 17, 2008, Sotheby’s issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby’s may not redeem the Convertible Notes prior to their stated maturity date. As of December 31, 2010, the Convertible Notes had a fair value of approximately $292 million based on a broker quoted price.

          Upon conversion, the principal amount of the Convertible Notes is payable in cash, shares of Sotheby’s Common Stock, or a combination thereof, at the option of Sotheby’s, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The maximum number of shares of Common Stock that may be issued upon conversion is approximately 5.8 million shares. The conversion rate for the Convertible Notes is subject to adjustment for certain events. The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter (and only during such fiscal quarter) if the closing price of Sotheby’s Common Stock exceeds $44.20 per share (i.e., 130% of the Conversion Price) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter, (2) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture). None of these conversion criteria have been met during the period that the Convertible Notes have been outstanding.

          Upon conversion, Sotheby’s will pay or deliver, as the case may be, cash, shares of Common Stock or a combination thereof at its election. It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash. Accordingly, the Convertible Notes have no impact on diluted shares outstanding until the average trading price of the Common Stock for a period exceeds the Conversion Price. In the fourth quarter of 2010, the average trading price of Sotheby’s Common Stock exceeded the Conversion Price. As a result, for the three and twelve months ended December 31, 2010, 1.1 million and 0.3 million shares of Common Stock were included in diluted shares outstanding. Prior to the fourth quarter of 2010, the average quarterly trading price of Sotheby’s Common Stock did not exceed the conversion price of the Convertible Notes in any of the quarterly reporting periods in 2010, 2009 and 2008, and the Convertible Notes did not have an impact on the calculation of diluted shares outstanding during those periods. (See Note C.)

          Each of Sotheby’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the Credit Agreement, as amended.

          The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects Sotheby’s nonconvertible debt borrowing rate when interest expense is recognized. The resulting equity component (i.e., the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification and represents the original issue discount for the purposes of accounting for the liability component of the convertible debt instrument. As a result of separately recording the liability and equity components at their fair values, the Convertible Notes have an effective interest rate of 7.75%. As of December 31, 2010, management evaluated the embedded conversion option in the Convertible Notes and concluded that it should not be accounted for separately as a derivative financial instrument because the conversion option is indexed to Sotheby’s Common Stock and is classified as Shareholders’ Equity. Accordingly, the embedded conversion option in the Convertible Notes has not been remeasured and remains recorded as a component of Additional Paid-In Capital. As of December 31, 2010, the unamortized discount related to the Convertible Notes was $20.7 million and will be amortized to Interest Expense over the 29.5 months remaining until maturity using the effective interest rate method.

          In 2010, 2009 and 2008, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	2010	2009	2008

Contractual coupon interest expense	$6,250	$6,250	$3,368
Discount amortization	7,336	6,791	3,448

Total	$13,586	$13,041	$6,816

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

          These contracts meet all of the applicable criteria for equity classification and, as a result, the $40.6 million cost of the Convertible Note Hedges ($22.5 million, net of taxes) and the $22.3 million in net proceeds received from the sale of the Warrants are recorded within Additional Paid-In Capital in Shareholders’ Equity in the Consolidated Balance Sheets. In addition, because both of these contracts are classified as Shareholders’ Equity and are indexed to Sotheby’s Common Stock, they are not accounted for as derivative financial instruments. The Warrants have no impact on diluted shares outstanding until the average price of the Common Stock for a period exceeds the Warrant’s $44.905 exercise price. The Convertible Note Hedges are anti-dilutive and therefore have no impact on diluted shares outstanding.

          Redemption of 6.98% Notes—In February 1999, Sotheby’s issued a tranche of 10-year long-term debt securities for an aggregate offering price of $100 million (the “Notes”). The Notes had an effective interest rate of 6.98% payable semi-annually in cash each February and August. On July 18, 2008, the Company redeemed the Notes for $105.7 million, using a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes. The $105.7 million paid upon redemption included $102.5 million for the present value of the remaining principal and interest and $3.2 million for accrued and unpaid interest through the date of redemption. As a result, a bond redemption loss of $2.5 million was recognized in the third quarter of 2008 and reported within Extinguishment of Debt in the Consolidated Statements of Operations.

          Future Principal and Interest Payments—As of December 31, 2010, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

2011	$27,118
2012	28,452
2013	225,327
2014	22,202
2015	310,588
Thereafter	—

Total future principal and interest payments	$613,687

Interest Expense—In 2010, 2009 and 2008, Interest Expense consisted of the following (in thousands of dollars):

	2010	2009	2008

Revolving credit facility:
Interest expense on outstanding borrowings	$—	$—	$1,740
Amortization of amendment and arrangement fees	2,695	2,346	736
Commitment fees	1,937	1,703	787

Sub-total	4,632	4,049	3,263

York Property capital lease obligation	—	1,657	17,491
York Property Mortgage	17,007	15,400	—
6.98% Notes (redeemed July 18, 2008)	—	—	3,767
Senior Notes	10,049	10,154	6,381
Convertible Notes	13,586	13,041	6,816
Other interest expense	1,545	1,407	2,267

Total interest expense	$46,819	$45,708	$39,985

          In 2010 and 2009, other interest expense in the table above consisted primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes. In 2008, other interest expense consisted primarily of amortization of the discount on other short and long-term obligations and other miscellaneous interest expense.

          Interest Paid—In 2010, 2009 and 2008, interest paid totaled $33.3 million, $42.3 million and $35.9 million, respectively. Interest paid primarily consists of cash payments related to the York Property Mortgage, Sotheby’s long-term debt securities, credit facility borrowings (including fees), and, in 2009 and 2008, the portion of the payments for the York Property capital lease attributable to interest.

Note L—Income Taxes

          In 2010, 2009 and 2008, the significant components of income tax expense consisted of the following (in thousands of dollars):

	2010	2009	2008

Income (loss) before taxes:
Domestic	$36,276	$(33,709)	$(70,097)
Foreign	189,303	49,104	115,271

Total	$225,579	$15,395	$45,174

Income tax expense (benefit) — current:
Domestic	$9,362	$(5,138)	$(8,342)
State and Local	3,820	945	(1,325)
Foreign	45,822	12,648	31,396

Sub-total	59,004	8,455	21,729

Income tax expense (benefit)—deferred:
Domestic	4,451	(9,880)	(2,092)
State and Local	202	25,054	(1,358)
Foreign	1,616	(1,467)	2,578

Sub-total	6,269	13,707	(872)

Total	$65,273	$22,162	$20,857

          In 2010, 2009 and 2008, income tax expense related to Sotheby’s equity in earnings of investees was approximately $0.5 million, $0.1 million and $1.8 million, respectively.

          As of December 31, 2010 and 2009, the components of Deferred Tax Assets and Liabilities consisted of the following (in thousands of dollars):

	2010	2009

Deferred Tax Assets:
Asset provisions and accrued liabilities	$57,818	$56,257
Tax loss and credit carryforwards	6,868	6,076
Difference between book and tax basis of depreciable and amortizable assets	19,322	25,496

Sub-total	84,008	87,829

Valuation allowance	(19,106)	(19,516)
Total deferred tax assets	64,902	68,313

Deferred Tax Liabilities:
Step up in acquired assets	475	603
Pension obligations	13,798	3,223
Basis differences in equity method investments	5,064	5,790

Total deferred tax liabilities	19,337	9,616

Total	$45,565	$58,697

          Sotheby’s has deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $6.8 million that begin to expire in 2011.

          As of December 31, 2010 and 2009, Sotheby’s has provided valuation allowances of $19.1 million and $19.5 million, respectively, for foreign tax credits, certain state and local net deferred tax assets, and certain state and local and foreign loss carryforwards. During 2010, the valuation allowance decreased by $0.4 million primarily due to the utilization of net operating losses in foreign and state and local jurisdictions. This decrease was almost entirely offset by the recording of an additional valuation allowance against foreign tax credit carryforwards, which are not more likely than not to be realized. During 2009, the valuation allowance increased by $18.2 million primarily due to management’s reassessment of Sotheby’s ability to utilize certain foreign, state and local deferred tax assets, including state and local and foreign losses, against projected income.

          In 2010, 2009 and 2008, the effective income tax rate varied from the statutory tax rate as follows:

	2010	2009	2008

Statutory federal income tax rate	35.00%	35.00%	35.00%
State and local taxes, net of federal tax benefit	1.16%	109.77%	(4.61%)
Foreign taxes at rates different from U.S. rates	(9.09%)	(45.17%)	(24.70%)
Deemed income from foreign subsidiaries, net	1.90%	42.86%	7.25%
Impairment Losses	0.00%	0.00%	6.34%
Tax Reserves	(2.95%)	0.79%	17.38%
Corporate Owned Life Insurance	(0.28%)	(8.05%)	4.21%
Valuation Allowance	1.97%	2.48%	2.19%
Other-Non Deductible Expenses	0.80%	1.89%	2.29%
Non-Deductible Compensation	0.46%	3.36%	2.60%
Other	(0.03%)	1.03%	(1.78%)

Effective income tax rate	28.94%	143.96%	46.17%

          The 2009 state and local tax expense rate in the table above is primarily attributable to the recording of a state and local valuation allowance of approximately $17 million.

          The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences (i.e., non-deductible expenses) on significant changes in pre-tax results by taxing jurisdiction, and changes in valuation allowances and tax reserves. In 2010, the effective tax rate was impacted by a tax benefit recognized due to the expiration of the federal statute of limitations related to 2006. In 2009, the effective tax rate was significantly increased due to the recording of a valuation allowance against certain state, local, and foreign deferred tax assets and loss carryforwards. In 2008, the effective tax rate was impacted primarily by an increase in Sotheby’s income tax reserves. The effective income tax rate for 2008 has also been adjusted to reflect the retrospective application of an accounting rule that impacted the accounting for the Convertible Notes.

          Income taxes have not been provided on a cumulative total of $370.9 million and $263.5 million of undistributed earnings of certain foreign subsidiaries that are intended to be indefinitely reinvested outside of the U.S. as of December 31, 2010 and 2009, respectively. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. As of December 31, 2010, Sotheby’s has provided income taxes of $0.5 million on undistributed earnings of certain foreign subsidiaries that are not intended to be indefinitely reinvested outside of the U.S.

          Total net income tax payments during 2010, 2009 and 2008 were $21.1 million, $6.8 million and $81.6 million, respectively.

Note M—Uncertain Tax Positions

          As of December 31, 2010, 2009 and 2008, the long-term liability for unrecognized tax benefits, excluding interest and penalties, was $29.2 million, $50.1 million and $43.6 million, respectively, consisting of the following (in thousands of dollars):

	2010	2009	2008

Deferred income taxes (contra assets)	$12,445	$14,390	$28,887
Accrued income taxes	16,749	35,674	14,738

Total liability for unrecognized tax benefits	$29,194	$50,064	$43,625

          As of December 31, 2010 and 2009, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate are $15.1 million and $33.5 million, respectively.

          The table below presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2010, 2009, and 2008 (in thousands of dollars):

	2010	2009	2008

Balance at January 1	$50,064	$43,625	$32,615
Increases in unrecognized tax benefits related to the current year	3,596	6,373	12,731
Increases in unrecognized tax benefits related to prior years	1,218	3,546	8,775
Decreases in unrecognized tax benefits related to prior years	(17,411)	(137)	(8,935)
Decreases in unrecognized tax benefits related to settlements	(473)	(3,200)	(1,486)
Decreases in unrecognized tax benefits due to lapse of the applicable statute of limitations	(7,800)	(143)	(75)

Balance at December 31	$29,194	$50,064	$43,625

          In 2010, the net reductions to the liability for unrecognized tax benefits related to prior years are primarily attributable to certain state and local loss carryforwards which are no longer available due to current year taxable income and the expiration of the 2006 federal statutory period, partially offset by an increase in the reserves related to foreign earnings and the settlement of certain state and local audits. The additions to the unrecognized tax benefits related to the current and prior years are primarily attributable to various transfer pricing and other non-U.S. and state matters. In 2009, the net increase in the liability for unrecognized tax benefits related to current and prior years is primarily attributable to increased reserves related to foreign earnings, transfer pricing, and loss carryforwards, partially offset by the reduction of the liability for unrecognized tax benefits due to the settlement of a federal tax audit.

          Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) in the Consolidated Statements of Operations. During 2010, 2009 and 2008, Sotheby’s recognized a benefit of $1.1 million, an expense of $0.6 million and a benefit of $1.5 million, respectively. As of December 31, 2010, 2009 and 2008, the liability for tax related interest and penalties included in the Consolidated Balance Sheets was $0.7 million, $1.8 million and $1.2 million, respectively. The net decrease in 2010 is primarily due to the expiration of the federal statutory period for 2006. The net increase in 2009 is primarily due to the accrual of an additional year of interest. The net decrease in 2008 is primarily due to the resolution of a New York City tax audit for tax years 1997 through 2001 and a change in the tax accounting method related to inventory valuation that was adopted in 2008.

          Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions. Sotheby’s tax years that are open for audit for federal purposes and for major state, local and foreign jurisdictions are as follows:

Federal:

•	2007 to 2010

Major state and local jurisdictions:

•	New York State: 2007 to 2010

•	New York City: 2004 to 2010

•	California: 2005 to 2010

Major foreign jurisdictions:

•	Hong Kong: 2002 to 2010

•	U.K.: 2005 to 2010

          Management believes it is reasonably possible that a decrease of $0.7 million in the balance of unrecognized tax benefit can occur within 12 months of the December 31, 2010 balance sheet date as a result of the tolling of the statute of limitations and an expected settlement of an ongoing tax audit.

Note N—Lease Commitments

          Sotheby’s conducts business on premises leased in various locations under long-term operating leases expiring at various dates through 2060. In 2010, 2009 and 2008, net rental expense under Sotheby’s operating leases was $13.8 million, $16.4 million and $17.5 million, respectively. Future minimum lease payments due under noncancelable operating leases in effect at December 31, 2010 are as follows (in thousands of dollars):

2011	$13,260
2012	11,944
2013	11,062
2014	10,106
2015	7,559
Thereafter	44,759

Total future minimum lease payments	$98,690

          The future minimum lease payments in the table above exclude future minimum sublease rental receipts of $5.5 million owed to Sotheby’s under non-cancelable subleases. In addition to the operating lease payments in the table above, under the terms of certain leases, Sotheby’s is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

Note O—Shareholders’ Equity, Dividends and Share-Based Payments

          Common Stock—The principal U.S. market for Sotheby’s Common Stock is the New York Stock Exchange (the “NYSE”) (Symbol: BID). Each share of Common Stock is entitled to one vote.

          Preferred Stock—Sotheby’s has the authority to issue 50 million shares of no par value preferred stock. No shares of preferred stock were outstanding as of December 31, 2010, 2009 and 2008.

          Dividends—The following table summarizes dividends declared and paid in 2010, 2009 and 2008 (in thousands of dollars, except per share amounts):

Year	Per Share	Total

2010	$0.20	$13,620
2009	$0.30	$20,434
2008	$0.60	$40,651

          On February 24, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million) to be paid to shareholders of record as of March 7, 2011 on March 15, 2011.

          The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

          Share-Based Payments—Share-based payments to employees include restricted stock, restricted stock units, performance-based equity compensation and stock options, as discussed in more detail below. The expense related to share-based payments is included in Salaries and Related Costs in Sotheby’s Consolidated Statements of Operations. The following table summarizes compensation expense related to share-based payments in 2010, 2009 and 2008 (in thousands of dollars):

	2010	2009	2008

Pre-Tax	$20,250	$20,750	$30,396
After-Tax	$14,330	$14,210	$20,778

          In 2010 and 2008, the cash value of excess tax benefits related to share-based payment arrangements was approximately $2.6 million and $1.1 million, respectively. These tax benefits represent the amount by which the tax deduction resulting from the exercising or vesting of share-based payments exceeds the tax benefit initially recorded and are recognized in Additional Paid-in Capital in the Consolidated Balance Sheets and classified as Cash Provided by Financing Activities in the Consolidated Statements of Cash Flows.

          As of December 31, 2010, unrecognized compensation expense related to the unvested portion of share-based payments was $14.7 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.6 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.

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

          Restricted Stock and RSU’s generally vest evenly over four years; however, Restricted Stock shares issued through 2008 in connection with the Sotheby’s Executive Bonus Plan (the “EBP”) vest evenly over three years. In addition, certain shares of Restricted Stock issued to William F. Ruprecht, Sotheby’s President and Chief Executive Officer, vest over three and five-year periods subject to the achievement of certain company profitability or share price targets. Prior to vesting, holders of Restricted Stock have voting rights and are entitled to receive dividends, while holders of RSU’s do not have voting rights, but are entitled to receive dividend equivalents. Dividends and dividend equivalents paid to holders of Restricted Stock and RSU’s are not forfeitable. Restricted Stock and RSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.

          On February 9, 2010, Sotheby’s issued 38,451 RSU’s with a fair value of $0.9 million related to certain executive employment arrangements, which vest evenly over four years.

          Performance Share Units—Performance Share Units (or “PSU’s”) are RSU’s issued pursuant to the Restricted Stock Unit Plan which vest ratably, generally over four years, and vest only if Sotheby’s achieves certain profitability targets. Prior to vesting, holders of PSU’s do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are credited to holders of PSU’s, but will only be paid for the portion of PSU’s that vest. PSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU’s better align Sotheby’s variable compensation strategy with its financial performance and the cyclical nature of the art market and further align the interests of Sotheby’s management with its shareholders. Accordingly, Sotheby’s intends to grant future equity awards in the form of PSU’s with performance and service conditions, rather than RSU’s with service conditions only.

          In February 2010, Sotheby’s issued 962,746 PSU’s with a fair value of $16.2 million ($16.83 per share) as follows:

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

•	99,503 PSU’s with a fair value of $2.2 million issued to Mr. Ruprecht in relation to his March 2006 employment arrangement. (See “Chief Executive Officer Employment Arrangements” below.)

          Sotheby’s exceeded the PSU profitability target for 2010 and, as a result, all of the PSU’s available to vest in March 2011 (242,539 PSU’s) will vest.

In February 2011, Sotheby’s issued 621,299 PSU’s with a fair value of $26.2 million ($42.22 per share) as follows:

•	520,636 PSU’s with a fair value of $22.0 million related to Sotheby’s incentive compensation programs.

•	100,663 PSU’s with a fair value of $4.25 million issued to Mr. Ruprecht in relation to his September 2010 employment arrangement. (See “Chief Executive Officer Employment Arrangements” below.)

          Modification of Prior Restricted Stock Awards—In conjunction with employment arrangements entered into with certain senior executives in the third quarter of 2006, Sotheby’s granted 427,531 Restricted Stock shares that were scheduled to vest over three and five-year periods if certain company profitability or share price targets were achieved as of June 30, 2009 and/or June 30, 2011. Sotheby’s did not meet either of the profitability or share price targets as of June 30, 2009. As a result, 256,519 of the Restricted Stock shares that were available to vest on June 30, 2009 did not vest. Additionally, management determined that the 427,531 Restricted Stock shares that were available to vest on June 30, 2011 were unlikely to vest because the underlying company profitability and/or stock price targets were not expected to be achieved. As a result, on February 9, 2010, the Compensation Committee approved the cancellation of these awards and the simultaneous issuance of 320,500 PSU’s with a fair value of $2.3 million. The purpose of these actions was to provide continued motivation and additional years of retention incentives to the senior executives receiving the awards. These PSU’s will vest over four years only if Sotheby’s achieves certain profitability targets. Pursuant to the relevant accounting rules regarding share-based payments, the issuance of the PSU’s to replace the cancelled Restricted Stock shares was accounted for as a modification of the cancelled Restricted Stock awards. Accordingly, the compensation expense to be amortized in future periods related to these PSU’s was calculated based on the excess of the fair value of the PSU awards over the fair value of the cancelled Restricted Stock awards as of the date of the simultaneous cancellation and issuance. Also, pursuant to the relevant accounting rules, the unrecognized compensation expense related to the cancelled awards is continuing to be amortized ratably through June 2011, which was to be the final vesting date of the cancelled awards, as discussed above.

          Chief Executive Officer Employment Arrangements— Effective September 1, 2010, Sotheby’s entered into a new employment agreement (the “September 2010 Employment Agreement”) with Mr. Ruprecht, which replaced his employment agreement dated March 31, 2006, as amended (the “March 2006 Employment Agreement”), which was scheduled to expire in March 2011. The September 2010 Employment Agreement is for a four-year term ending on August 31, 2014 with one year renewals thereafter unless Sotheby’s or Mr. Ruprecht provides notice of non-renewal at least five months prior to the end of the term or an annual extension. Among other things, the September 2010 Employment Agreement entitles Mr. Ruprecht to annual PSU grants beginning in 2011 subject to minimum ($3.5 million) and maximum ($4.5 million) levels, the value of which are determined at the discretion of the Compensation Committee. Pursuant to the September 2010 Employment Agreement, Mr. Ruprecht received an award of 100,663 PSU’s with a fair value of $4.25 million in February 2011, as discussed above.

          On April 1, 2006, in conjunction with the March 2006 Employment Agreement, Sotheby’s granted Mr. Ruprecht a one-time award of 300,000 Restricted Stock shares that would vest over three year and/or five-year periods only if certain company profitability targets were achieved as of December 31, 2008 and/or December 31, 2010, and/or if certain share price targets were achieved as of December 31, 2008 and/or March 31, 2011. The three-year profitability target was achieved on December 31, 2008 and, as a result, 180,000 of these Restricted Stock shares vested on May 9, 2009. The five-year profitability target was achieved on December 31, 2010, and, as a result, the remaining 120,000 Restricted Stock shares will vest on March 31, 2011.

          Also in conjunction with the March 2006 Employment Agreement, beginning in 2007, Mr. Ruprecht was entitled to receive annual awards under the Restricted Stock Unit Plan, subject to minimum ($1.4 million) and maximum ($2.2 million) levels, the value of which was determined at the discretion of the Compensation Committee. In the first quarter of 2010, Mr. Ruprecht requested that he not receive cash incentive compensation in respect to 2009 and that he receive his contractually mandated 2010 RSU award in the form of PSU’s. Accordingly, as discussed above, on February 9, 2010, the Compensation Committee, at its discretion, granted 99,503 PSU’s to Mr. Ruprecht with a fair value of $2.2 million that will vest over four years only if Sotheby’s achieves certain profitability targets. Pursuant to the relevant accounting rules regarding share-based payments, the issuance of these PSU’s was accounted for as a modification of Mr. Ruprecht’s contractually mandated 2010 RSU award. Accordingly, the compensation expense to be amortized in future periods related to Mr. Ruprecht’s PSU award was calculated based on the excess of the fair value of the PSU award over the fair value of his contractually mandated 2010 RSU award as of the date of the simultaneous replacement in February 2010. Also, pursuant to the relevant accounting rules, the unrecognized compensation expense related to Mr. Ruprecht’s contractually mandated 2010 RSU award is continuing to be amortized ratably through June 2014, which was to be the final vesting date of this award.

          Summary of Restricted Stock, RSU’s and PSU’s—In 2010, changes in the number of outstanding Restricted Stock, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock, RSU’s and PSU’s	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	2,621	$22.80
Granted	1,001	$17.03
Vested	(782)	$25.68
Canceled	(470)	$26.73

Outstanding at December 31, 2010	2,370	$18.86

          The aggregate fair value of Restricted Stock and RSU’s that vested during 2010, 2009 and 2008 was $18.4 million, $8.7 million and $21.2 million, respectively, based on the closing stock price on the dates the shares vested.

          As of December 31, 2010, 1.8 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”) are exercisable into authorized but unissued shares of Common Stock. Stock options generally vest evenly over four years and generally expire ten years after the date of grant.

          On February 9, 2010, the Compensation Committee approved a grant of 0.5 million stock options with a grant date fair value of $10.48 per share to five senior executives. These stock options have an exercise price of $22.11 and vest evenly over four years. Prior to this grant, no stock options were issued by Sotheby’s since 2005. As of December 31, 2010, less than 0.1 million shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.

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

Changes in the number of stock options outstanding for 2010 were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	633	$16.12
Granted	500	$22.11
Expired	(6)	$18.88
Exercised	(615)	$16.21

Outstanding at December 31, 2010	512	$21.82	9.0	$11,874

Exercisable at December 31, 2010	12	$9.98	2.4	$429

          The aggregate intrinsic value of options exercised during 2010, 2009 and 2008 was $10.2 million, $0.8 million and $0.4 million, respectively. Cash received from stock options that were exercised during 2010, 2009 and 2008 totaled $10 million, $5.3 million and $0.3 million, respectively. Sotheby’s also received $4.1 million in cash in January 2010 for stock options that were exercised in late December 2009. In 2010, 2009 and 2008, the related tax benefit realized from the exercise of stock options totaled $3.1 million, $0.3 million and $0.1 million, respectively.

          Noortman Master Paintings—On June 7, 2006, Sotheby's entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby's acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby's paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby's Common Stock. Pursuant to the Purchase Agreement, if NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to Sotheby's. Management believes that the minimum level of financial performance will not be achieved as of June 2011 and therefore expects that a portion of the Initial Consideration will be transferred back to Sotheby's. As a result, a $0.5 million benefit was recorded to share-based payments in Salaries and Related Costs in 2010.

Note P—Pension Arrangements

          Retirement Savings Plan—Sotheby’s sponsors a qualified defined contribution plan for its U.S. employees who have met certain minimum length of service requirements (the “Retirement Savings Plan”). Participants in the Retirement Savings Plan may elect to contribute between 2% and 20% of their eligible pre-tax compensation, up to the maximum amount allowable under Internal Revenue Service (“IRS”) regulations. Prior to May 2009, participant savings were matched by a contribution from Sotheby’s of up to 6% of each participant’s eligible compensation. In May 2009, the Retirement Savings Plan was amended to reduce the level of Sotheby’s maximum matching contributions to 3% of each participant’s eligible compensation. Sotheby’s may also contribute an annual discretionary amount to the Retirement Savings Plan, which varies as a percentage of each participant’s eligible compensation depending on company profitability and subject to the maximum amount allowable under IRS regulations. In 2010, Sotheby’s accrued a discretionary contribution of $1.9 million to the Retirement Savings Plan, which is equal to 4% of each participant’s eligible compensation paid during the year. In 2009 and 2008, Sotheby’s did not make a discretionary contribution to the Retirement Savings Plan due to the lower level of company financial results in those years. In 2010, 2009 and 2008, pension expense recorded within Salaries and Related Costs related to the Retirement Savings Plan, net of forfeitures, was $4.2 million, $1.4 million and $2.4 million, respectively.

          Deferred Compensation Plan—Through December 31, 2006, Sotheby’s sponsored an unfunded deferred compensation plan, the Sotheby’s, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”). The 2005 BEP was available to certain officers of Sotheby’s for whom contributions to the Retirement Savings Plan were limited by IRS regulations. On December 7, 2006, the Sotheby’s Deferred Compensation Plan (the “DCP”) was adopted, effective January 1, 2007. The DCP replaced the 2005 BEP and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan. The DCP provides participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Sotheby’s provides matching and discretionary contributions on the same basis as the Retirement Savings Plan, as discussed above. In 2010, Sotheby’s accrued a discretionary contribution of $0.4 million to the DCP, which is equal to 4% of each participant’s eligible compensation paid during the year. In 2009 and 2008, Sotheby’s did not make a discretionary contribution to the DCP due to the lower level of company financial results in those years.

          Employee deferrals and Sotheby’s contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of Sotheby’s and certain other situations. DCP liabilities are financed through the trust almost entirely by using company-owned variable life insurance (or “COLI”), and, to a much lesser extent, investments in mutual funds. As of December 31, 2010 and 2009, the DCP liability was $36.2 million and $34.5 million, respectively, and the assets held in the rabbi trust consisted of the following (in thousands of dollars):

December 31	2010	2009

Company-owned variable life insurance *	$38,807	$36,996
Mutual fund investments **	217	455

Total	$39,024	$37,451

*	The COLI insurance is reflected at its cash surrender value in the Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability.

**	The mutual fund investments are classified as trading securities and reflected at fair value in the Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability.

          Changes in the fair value of the DCP liability, which result from gains and losses in deemed participant investments, are recognized in earnings within Salaries and Related Costs in the period in which they occur. Gains in deemed participant investments increase the DCP liability, as well as Salaries and Related Costs. Losses in deemed participant investments decrease the DCP liability, as well as Salaries and Related Costs. In 2010, 2009 and 2008, net gains (losses) in deemed participant investments totaled $2.6 million, $4.5 million and ($6) million, respectively.

          Gains and losses resulting from changes in the fair value of the cash surrender value of the COLI and the mutual fund investments are recognized in earnings below Operating Income within Other Income (Expense) in the period in which they occur. In 2010, 2009 and 2008, net gains (losses) related to the COLI and the mutual fund investments were $1.8 million, $3.6 million and ($5.1) million, respectively. The net loss for 2008 includes a $1.8 million life insurance benefit realized as the result of the death of a DCP participant.

          Defined Benefit Plan (U.K.)—Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. From that date, a defined contribution plan was made available to new employees in the U.K. In 2010, 2009 and 2008, pension expense recorded within Salaries and Related Costs related to the U.K. defined contribution plan was $0.7 million, $0.6 million and $0.8 million, respectively.

Benefit Obligation

          The table below details the change in the benefit obligation, the change in the fair value of plan assets, the funded status and the amounts recognized in the Consolidated Balance Sheets for the U.K. Pension Plan as of December 31, 2010 and 2009 (in thousands of dollars):

December 31	2010	2009

Reconciliation of benefit obligation
Benefit obligation at beginning of year	$257,448	$192,190
Service cost	3,852	3,849
Interest cost	13,887	12,334
Contributions by plan participants	1,127	920
Actuarial (gain) loss	(16,251)	30,712
Benefits paid	(6,570)	(6,063)
Special termination benefits	—	394
Foreign currency exchange rate changes	(10,354)	23,112

Benefit obligation at end of year	243,139	257,448

Reconciliation of plan assets
Fair value of plan assets at beginning of year	270,237	203,411
Actual return on plan assets	36,564	44,079
Employer contributions	7,802	3,496
Contributions by plan participants	1,127	920
Benefits paid	(6,570)	(6,063)
Foreign currency exchange rate changes	(10,841)	24,394

Fair value of plan assets at end of year	298,319	270,237

Funded Status
Net pension asset recognized	$55,180	$12,789

Components of Net Pension Benefit

          In 2010, 2009 and 2008, the components of the net pension benefit related to the U.K. Pension Plan were (in thousands of dollars):

	2010	2009	2008

Service cost	$3,852	$3,849	$4,723
Interest cost	13,887	12,334	15,044
Expected return on plan assets	(21,450)	(18,878)	(23,899)
Amortization of prior service cost	11	13	15
Amortization of net loss	—	—	72

Sub-total	(3,700)	(2,682)	(4,045)
Special termination benefits	—	394	—

Net pension benefit	$(3,700)	$(2,288)	$(4,045)

          In the table above, special termination benefits primarily relate to additional pension benefits contributed to the U.K. Pension Plan for certain plan participants who were impacted by the 2009 Restructuring Plan (see Note J). The cost of such benefits is reflected in the Consolidated Statements of Operations within Restructuring Charges (net).

Net Gain (Loss) Recognized in Comprehensive Income

          The table below details the net gain (loss) recognized in Comprehensive Income, net of taxes, related to the U.K. Pension Plan in 2010 and 2009 (in thousands of dollars):

	2010	2009

Net gain (loss) for period	$23,732	$(3,873)
Amortization of prior service cost	9	9

Total	$23,741	$(3,864)

          In the table above, the net gain (loss) is the change in the value of the benefit obligation and/or plan assets resulting from experience different from that assumed or from a change in actuarial assumptions.

Net Gain (Loss) Included in Accumulated Other Comprehensive Loss

          The table below details the net gain (loss) included in Accumulated Other Comprehensive Loss, net of taxes, related to the U.K. Pension Plan that has not yet been recognized in the Consolidated Statements of Operations as of December 31, 2010 and 2009 (in thousands of dollars):

	2010	2009

Net gain (loss)	$6,481	$(17,243)
Prior service cost	—	(8)

Total	$6,481	$(17,251)

          The net gain as of December 31, 2010 is being recognized over the expected remaining service lives of the active employees in the U.K. Pension Plan, which is estimated to be approximately 13.7 years. For the year ending December 31, 2011, no prior service cost is expected to be recognized as a component of the net pension benefit.

Assumptions

          The following assumptions were used in determining the benefit obligation and net pension benefit related to the U.K. Pension Plan:

Benefit Obligation	2010	2009

Weighted average discount rate	5.50%	5.70%
Weighted average rate of compensation increase	5.50%	5.50%

Net Pension Benefit	2010	2009	2008

Weighted average discount rate	5.70%	6.00%	6.30%
Weighted average rate of compensation increase	5.50%	4.80%	5.30%
Weighted average expected long-term rate of return on plan assets	8.00%	7.40%	8.30%

          The expected long-term rate of return on plan assets is based on expected future appreciation, as well as dividend and interest yields currently available on equity and bond markets as of the measurement date and weighted according to the composition of invested assets as of that date.

Plan Assets

          The investment policy for the U.K. Pension Plan is established by the Trustees in consultation with the management of Sotheby’s. The Trustees’ investment objective is to maximize the return on assets while controlling the level of risk so as to ensure that sufficient assets are available to pay participants’ benefits as and when they arise. In order to avoid an undue concentration of risk, a diverse spread of assets is held within the portfolio. The diversification is both within and across asset categories. In setting specific asset allocation targets, the Trustees take expert advice as required from professional investment advisors and require that the majority of the assets be realizable at short notice. The Trustees have agreed that a relatively high concentration of growth securities is appropriate, with a current investment strategy that includes target allocation percentages of approximately 68% for growth assets and approximately 32% for debt securities and cash. These target allocation percentages are spread across different categories within each asset class and permit actual allocation percentages to fall within a reasonable range of these targets. Additionally, the Trustees have decided to retain a small holding in real estate, which is not subject to the allocation methodology described above.

          The investment managers for the U.K. Pension Plan have full discretion in making investment decisions, subject to broad guidelines established by the Trustees. It is the Trustees’ policy not to invest in shares of Sotheby’s or any of its subsidiaries. The performance of the investment managers is benchmarked against suitable indices.

          The table below presents the components of the U.K. Pension Plan assets as of December 31, 2010 and 2009 (in thousands of dollars):

	2010	% of Total	2009	% of Total

Growth assets	$207,373	69.5%	$189,210	70.0%

Debt securities:
Government	18,620	6.2%	17,131	5.9%
Corporate	22,800	7.6%	21,284	7.9%
Index-linked	43,946	14.7%	37,310	13.8%

Total debt securities	85,366	28.6%	75,725	28.0%

Real estate mutual funds	4,167	0.9%	3,989	1.5%

Cash and cash equivalents	1,413	0.5%	1,313	0.6%

Total fair value of plan assets	$298,319		$270,237

          Assets measured at fair value are classified and disclosed according to one of the following categories:

•	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

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

The table below provides fair value measurement information for the U.K. Pension Plan assets as of December 31, 2010 (in thousands of dollars):

		Fair Value Measurements Using:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Growth assets	$207,373	$207,373	$—	$—

Debt securities:
Government	18,620	18,620	—	—
Corporate	22,800	22,800	—	—
Index-linked	43,946	43,946	—	—

Total debt securities	85,366	85,366	—	—

Real estate mutual funds	4,167	—	4,167	—

Cash and cash equivalents	1,413	1,413	—	—

Total fair value of plan assets	$298,319	$294,152	$4,167	$—

          The following U.K. Pension Plan assets are considered Level 1 fair value measurements:

          Growth assets—The U.K. Pension Plan assets include investments in publicly-traded equity mutual funds and other publicly-traded stocks, the fair values of which are based on exchange quoted prices in active markets.

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

The following U.K. Pension Plan assets are considered Level 2 fair value measurements:

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

Estimated Future Benefit Payments

          Estimated future benefit payments related to the U.K. Pension Plan, which reflect expected future service, as appropriate, are as follows (in thousands of dollars):

Year	Benefit Payments

2011	$7,422
2012	$7,709
2013	$6,803
2014	$7,805
2015	$8,356
2016 to 2020	$61,796

Contributions

          In 2010, Sotheby’s contributed $7.8 million to the U.K. Pension Plan and expects to contribute approximately $2.8 million in 2011.

Note Q—Commitments and Contingencies

          Employment Arrangements—As of December 31, 2010, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between June 2011 and December 2014. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $20 million as of December 31, 2010.

          Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $1.5 million as of December 31, 2010, of which $0.7 million is committed to an employee of Sotheby’s who is not an Executive Officer.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. During the course of the litigation, Sotheby’s reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby’s motions for summary judgment, denied Mr. Minor’s motion for partial summary judgment and entered a judgment in Sotheby’s favor in the amount of $6.6 million, which was collected by Sotheby’s in the second quarter of 2010. This judgment included $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby’s. The judgment also included an award of attorney’s fees, in an amount that the court later determined to be $2.5 million. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. In January 2011, Sotheby’s entered into an agreement with the California Franchise Tax Board (the “CFTB”) that provides for the release by the CFTB of potential claims it might have had to the $6.6 million that Sotheby’s had collected from Mr. Minor. In February 2011, Mr. Minor and Sotheby’s entered into a settlement agreement pursuant to which Mr. Minor dismissed his pending appeal and agreed to pay Sotheby’s an additional $2.5 million in exchange for a release by Sotheby’s of the uncollected $2.5 million judgment that it has against Mr. Minor and any claim for additional attorney’s fees. The amount that Sotheby’s will ultimately recover from Mr. Minor is uncertain. As a result of the agreement with the CFTB in January 2011 and the February 2011 settlement with Mr. Minor, Sotheby’s expects to recognize a benefit of approximately $2.2 million in its Consolidated Statement of Operations in the first quarter of 2011 for the interest and late charges paid by Mr. Minor. (See statement on Forward Looking Statements.)

          (See Notes G, M and R for information on other contingencies. See Notes K, N and P for information on other commitments.)

Note R—Auction Guarantees

          From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is reflected as Inventory in the Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of realizable value. The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory in the Consolidated Balance Sheets.

          Sotheby’s may reduce its financial exposure under auction guarantees through risk and reward sharing arrangements, which include:

•

Arrangements under which a counterparty contractually commits to bid a predetermined price on the guaranteed property (an “irrevocable bid”). If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

•

Arrangements under which a counterparty contractually commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the guaranteed price or (ii) a share of the guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty is entitled to receive a share of the auction commission earned and/or a share of any overage if the property sells.

          The counterparties to these auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event of nonperformance by these counterparties.

          As of December 31, 2010, Sotheby’s had outstanding auction guarantees totaling $34.3 million, with each of the individual properties under the outstanding auction guarantees having a presale low estimate that is approximately equal to the guaranteed price. As of December 31, 2010, Sotheby’s financial exposure under these auction guarantees was reduced by $32 million as a result of irrevocable bids from unaffiliated third parties. The property related to each of these guarantees was sold at auction in February 2011 for a sale price (including buyer’s premium) equal to or exceeding the guaranteed price.

          As of December 31, 2010, $33.5 million of the guaranteed amounts had been advanced to the consignors and was recorded within Notes Receivable in the Consolidated Balance Sheets (see Note E). As of December 31, 2010, the carrying amount of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $0.1 million.

          As of February 24, 2011, Sotheby’s had an outstanding auction guarantee of $20 million, with the property under the outstanding auction guarantee having a presale low estimate that is approximately equal to the guaranteed price. Sotheby’s financial exposure under this auction guarantee was reduced by an irrevocable bid from an unaffiliated third party. If the irrevocable bid is the winning bid for the property underlying the auction guarantee, the total proceeds from the irrevocable bidder, including buyer’s premium, would be no less than the amount of the auction guarantee. The property related to this auction guarantee will be offered at auction in the second quarter of 2011.

Note S—Antitrust Related Matters

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

          The Discount Certificates expired on May 14, 2008 and thereafter could no longer be redeemed. As a result of the expiration of the Discount Certificates, the remaining related liability was reversed and Sotheby’s recognized a benefit of $18.4 million in the second quarter of 2008.

Note T—Derivative Financial Instruments

          Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, when necessary, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s purchases foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing the Company’s exposure to foreign currency exchange rate movements.

          As of December 31, 2010, the notional value of outstanding forward exchange contracts was $29.8 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.

          As of December 31, 2010 and December 31, 2009, the Consolidated Balance Sheets included assets of $0.2 million and $0.1 million, respectively, recorded within Prepaid Expenses and Other Current Assets reflecting the aggregate fair value of Sotheby’s outstanding derivative instruments on those dates.

Note U—Related Party Transactions

          For the year ended December 31, 2010, Sotheby’s recognized aggregate auction commission revenues of $5.1 million, related to the sale and purchase of property by related parties, representing less than 1% of total revenues for the year. As of December 31, 2010 net Accounts Receivable of $682 million includes $12 million associated with related party transactions, representing less than 2% of net Accounts Receivable.

Note V—Recently Issued Accounting Standards

          In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009–13, “Multiple-Deliverable Revenue Arrangements,” which is codified in Accounting Standards Codification (“ASC”) 605 (Revenue Recognition). This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update is effective prospectively for fiscal years beginning on or after June 15, 2010. Management does not believe that ASU 2009-13 will have a material impact on Sotheby’s consolidated financial statements.

          In July 2010, the FASB issued ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which is codified in ASC 310 (Receivables). This update requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and allowance for credit losses, but does not change the manner in which an entity accounts for its financing receivables. Accordingly, ASU 2010-20 will not have an impact on Sotheby’s results of operations or financial condition. Sotheby’s adopted ASU 2010-20 as of December 31, 2010 (see Note E).

Note W—Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Thousands of dollars, except per share data)

Year Ended December 31, 2010
Net Auction Sales (a)	$485,312	$1,349,247	$215,887	$1,594,318

Income Statement Data:
Revenues:
Auction and related revenues	$95,627	$269,801	$55,104	$310,489
Finance revenues	2,613	2,023	1,932	3,117
Dealer revenues	2,520	8,337	14,991	3,244
License fee revenues	705	1,129	941	907
Other revenues	414	120	92	203

Total revenues	$101,879	$281,410	$73,060	$317,960

Net (loss) income	$(2,177)	$86,239	$(19,361)	$96,249

Per Share Amounts:
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.03)	$1.27	$(0.29)	$1.42

Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.03)	$1.26	$(0.29)	$1.38

Shares Outstanding:
Basic	65,995	66,337	66,377	66,561
Diluted	65,995	67,041	66,377	68,211

Year Ended December 31, 2009
Net Auction Sales (a)	$199,654	$633,542	$130,188	$949,205

Income Statement Data:
Revenues:
Auction and related revenues	$45,978	$151,007	$40,000	$211,783
Finance revenues	2,419	2,245	2,240	2,169
Dealer revenues	4,746	13,055	1,834	2,704
License fee revenues	779	770	764	957
Other revenues	506	244	88	670

Total revenues	$54,428	$167,321	$44,926	$218,283

Net (loss) income	$(34,492)	$12,181	$(57,798)	$73,581

Per Share Amounts:
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.53)	$0.18	$(0.89)	$1.09

Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.53)	$0.18	$(0.89)	$1.09

Shares Outstanding:
Basic	64,945	65,207	65,295	65,370
Diluted	64,945	65,347	65,295	66,795

Legend:

(a) Net Auction Sales represents the hammer (sale) price of property sold at auction.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of December 31, 2010, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and concluded that it is effective.

          The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and has expressed an unqualified opinion in their report which is included herein.

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
New York, New York

          We have audited the internal control over financial reporting of Sotheby’s and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

New York, New York
February 28, 2011

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Information required by this item is incorporated herein by reference to Sotheby’s definitive proxy statement for the annual meeting of shareholders to be held in 2011 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The following consolidated financial statements and the related notes thereto of Sotheby’s and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Statements of Operations—Years ended December 31, 2010, 2009 and 2008; Consolidated Balance Sheets—December 31, 2010 and 2009; Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009 and 2008; Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2010, 2009 and 2008.

15(a)(2)	—

The following is the consolidated financial statement schedule of Sotheby’s and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008.

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

3.2	—	Amended and Restated By-Laws of Sotheby’s, amended through November 4, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Third Quarter Form 10-Q for 2010.

3.3	—	Form of Indemnity Agreement, as amended and restated as of August 4, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2009.

4.1	—	See Exhibits 3.1, 3.2 and 3.3.

4.2	—

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

Registration Rights Agreement dated June 17, 2008, between Sotheby’s and Banc of America Securities LLC, Goldman, Sachs & Co., Comerica Securities, Inc. and HSBC Securities (USA) Inc., incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2008.

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

10.4*	—	Eighth Amendment to the Sotheby’s 1997 Stock Option Plan, dated and effective May 8, 2006, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 12, 2006.

10.5	—

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

10.15	—

Tenth Amendment to the Agreement of Partnership, dated February 18, 2010, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2010.

10.16*	—

Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.17*	—

First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.18*	—

Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2010.

10.19	—

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

10.20	—

Amendment No. 1 to Credit Agreement, dated as of December 17, 2009, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England), and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender, and the Lenders, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

10.21	—

Amendment No. 2 to Credit Agreement, dated as of February 25, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England), and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender, and the Lenders, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2010.

10.22	—

Amendment No. 3 to Credit Agreement, dated as of May 5, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England) and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender and the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2010.

10.23	—

Amendment No. 4 to Credit Agreement, dated as of November 23, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England), and Sotheby’s Financial Services Limited as Borrowers, the other Credit Parties signatory thereto as Credit Parties, the Lenders, and General Electric Capital Corporation, as Lender and Agent, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 30, 2010.

10.24	—

Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby’s, purchaser for 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2009.

10.25	—

Consent and Assumption Agreement with Release, dated as of February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby’s as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Agent and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2009.

10.26	—

Loan Agreement, dated as of June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2009.

10.27	—

First Amendment to Loan Agreement and Other Loan Documents, dated as of September 20, 2005 between 1334 York Avenue L.P., as Borrower, and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.4 to the Company’s First Quarter Form 10-Q for 2009.

10.28	—

Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.29	—

Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006.

10.30*	—	Letter Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006, incorporated by reference to Exhibit 10.23 to the 2007 Form 10-K.

10.31*	—	Letter Agreement between Sotheby’s and William F. Ruprecht, dated March 23, 2009, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on March 23, 2009.

10.32*	—

Performance Share Unit Agreement, dated as of February 9, 2010, between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on February 16, 2010.

10.33*	—

Waiver, dated February 9, 2010, by William F. Ruprecht with respect to certain terms of his Employment Arrangement, dated March 1, 2006, as amended, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on February 16, 2010.

10.34*	—

Employment Agreement dated September 1, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.35*^	—

Confidentiality Agreement dated September 2, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.36*	—	Severance Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2006.

10.37*	—

Amendment to the August 3, 2006 Severance Agreement (as amended March 7, 2008) between Sotheby’s and William S. Sheridan, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 28, 2009.

10.38*	—

Service Agreement between Sotheby’s and Robin Woodhead, with related Terms of Employment, dated August 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2006.

10.39*	—

Amendment to the August 15, 2006 Employment Agreement (as amended March 7, 2008) between Sotheby’s and Robin Woodhead, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 28, 2009.

10.40*	—

Letter Agreement between Sotheby’s and Bruno Vinciguerra, with related Terms of Employment, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 28, 2009.

10.41*	—

Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated as of December 18, 2009, effective January 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 23, 2009.

10.42*	—	Severance Agreement between Sotheby’s and Gilbert Klemann, dated October 9, 2007, effective February 1, 2008, incorporated by reference to Exhibit 10.28 to the 2007 Form 10-K.

10.43*	—

Amendment to October 9, 2007 Severance Agreement between Sotheby’s and Gilbert Klemann, dated as of September 9, 2008, effective September 25, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2008.

10.44*	—

Letter Agreement between Sotheby’s and Mitchell Zuckerman, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on April 28, 2009.

10.45*	—

Severance Agreement between Sotheby’s and Mitchell Zuckerman, dated December 18, 2009, effective January 1, 2010, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 23, 2009.

10.46*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.47*	—	Sotheby’s Holdings, Inc. Amended and Restated Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2006.

10.48*	—	First Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated July 28, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2007.

10.49*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2007.

10.50*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Entitlement Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2007.

10.51*	—	Second Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated September 7, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2007.

10.52*	—	Sotheby’s Restricted Stock Unit Plan, (As Amended and Restated Effective As Of February 1, 2009), incorporated by reference to Exhibit 10.5 to the Company’s First Quarter Form 10-Q for 2009.

10.53*	—

Form of Performance Share Unit Agreement, adopted by the Compensation Committee of the Board of Directors of the Company on February 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 16, 2010.

10.54	—

Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.55	—

Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.56	—

Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.57	—

Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.58*	—

Sotheby’s Executive Bonus Plan (as amended and restated effective as of January 1, 2007), dated April 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.59	—

Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

10.60	—

Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

10.61	—

Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583), dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.5 to the Company’s Second Quarter Form 10-Q for 2008.

10.62	—

Issuer Warrant Transaction (Transaction Reference Number: NY-35264), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.6 to the Company’s Second Quarter Form 10-Q for 2008.

10.63	—

Issuer Warrant Transaction (Transaction Reference Number: SDB1627455582), dated June 11, 2008 between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.7 to the Company’s Second Quarter Form 10-Q for 2008.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

24	—	Powers of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(15)(b)	—	On November 9, 2010, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

	—	On November 22, 2010, the Company filed a current report on Form 8-K under Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits.”

	—	On November 23, 2010, the Company filed an amended current report on Form 8-K/A under Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits.”

—

On November 30, 2010, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” Item 2.03, “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and Item 9.01, “Financial Statement and Exhibits.”

	—	On December 7, 2010, the Company filed a current report on Form 8-K under Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits.”

	—	On December 22, 2010, the Company filed a current report on Form 8-K under Item 8.01, “Other Events” and Item 9.01, “Financial Statements and Exhibits.”

	—	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

	—	The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K.

**

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

^	Confidential treatment has been requested with respect to portions of this exhibit.

SCHEDULE II

SOTHEBY’S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables (a):
2010 Allowance for doubtful accounts and credit losses	$6,211	$1,260	$—	$1,784	$5,687
2009 Allowance for doubtful accounts and credit losses	$11,119	$1,914	$—	$6,822	$6,211
2008 Allowance for doubtful accounts and credit losses	$7,280	$8,740	$—	$4,901	$11,119
Deferred tax assets:
2010 Valuation allowance	$19,516	$5,502	$—	$5,912	$19,106
2009 Valuation allowance	$1,328	$19,060	$—	$872	$19,516
2008 Valuation allowance	$439	$991	$—	$102	$1,328

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ WILLIAM F. RUPRECHT

William F. Ruprecht
President and Chief Executive Officer

Date: February 28, 2011

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL I. SOVERN*	Chairman of the Board	February 28, 2011

Michael I. Sovern

/s/ DEVONSHIRE*	Deputy Chairman of the Board	February 28, 2011

Duke of Devonshire

/s/ WILLIAM F. RUPRECHT	President, Chief Executive Officer and Director	February 28, 2011

William F. Ruprecht

/s/ ROBIN G. WOODHEAD*	Executive Vice President, Chairman of Sotheby’s International and Director	February 28, 2011

Robin G. Woodhead

/s/ JOHN M. ANGELO*	Director	February 28, 2011

John M. Angelo

/s/ BLAKENHAM*	Director	February 28, 2011

Michael Blakenham

/s/ ALLEN QUESTROM*	Director	February 28, 2011

Allen Questrom

/s/ DONALD M. STEWART*	Director	February 28, 2011

Donald M. Stewart

/s/ DIANA L. TAYLOR*	Director	February 28, 2011

Diana L. Taylor

/s/ ROBERT S. TAUBMAN*	Director	February 28, 2011

Robert S. Taubman

/s/ DENNIS M. WEIBLING*	Director	February 28, 2011

Dennis M. Weibling

/s/ JAMES MURDOCH*	Director	February 28, 2011

James Murdoch

/s/ WILLIAM S. SHERIDAN	Executive Vice President and Chief Financial Officer
February 28, 2011
William S. Sheridan

/s/ KEVIN M. DELANEY	Senior Vice President, Controller and Chief Accounting Officer	February 28, 2011

Kevin M. Delaney
February 28, 2011
/s/ WILLIAM S. SHERIDAN

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

3.2	—	Amended and Restated By-Laws of Sotheby’s, amended through November 4, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Third Quarter Form 10-Q for 2010.

3.3	—	Form of Indemnity Agreement, as amended and restated as of August 4, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2009.

4.1	—	See Exhibits 3.1, 3.2 and 3.3.

4.2	—

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

Registration Rights Agreement dated June 17, 2008, between Sotheby’s and Banc of America Securities LLC, Goldman, Sachs & Co., Comerica Securities, Inc. and HSBC Securities (USA) Inc., incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2008.

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

10.4*	—	Eighth Amendment to the Sotheby’s 1997 Stock Option Plan, dated and effective May 8, 2006, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 12, 2006.

10.5	—

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

10.15	—

Tenth Amendment to the Agreement of Partnership, dated February 18, 2010, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2010.

10.16*	—

Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.17*	—

First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.18*	—

Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2010.

10.19	—

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

10.20	—

Amendment No. 1 to Credit Agreement, dated as of December 17, 2009, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England), and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender, and the Lenders, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

10.21	—

Amendment No. 2 to Credit Agreement, dated as of February 25, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England), and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender, and the Lenders, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2010.

10.22	—

Amendment No. 3 to Credit Agreement, dated as of May 5, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England) and Sotheby’s Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a lender and as Agent for the Lenders and the Fronting Lender, and the other Lenders signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender and the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2010.

10.23	—

Amendment No. 4 to Credit Agreement, dated as of November 23, 2010, by and among Sotheby’s (a Delaware corporation), Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby’s Ventures, LLC, Oatshare Limited, Sotheby’s (a company registered in England), and Sotheby’s Financial Services Limited as Borrowers, the other Credit Parties signatory thereto as Credit Parties, the Lenders, and General Electric Capital Corporation, as Lender and Agent, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 30, 2010.

10.24	—

Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby’s, purchaser for 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2009.

10.25	—

Consent and Assumption Agreement with Release, dated as of February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby’s as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Agent and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2009.

10.26	—

Loan Agreement, dated as of June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2009.

10.27	—

First Amendment to Loan Agreement and Other Loan Documents, dated as of September 20, 2005 between 1334 York Avenue L.P., as Borrower, and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.4 to the Company’s First Quarter Form 10-Q for 2009.

10.28	—

Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.29	—

Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006.

10.30*	—	Letter Agreement between Sotheby’s Holdings, Inc. and William F. Ruprecht, with related Terms of Employment, dated March 31, 2006, incorporated by reference to Exhibit 10.23 to the 2007 Form 10-K.

10.31*	—	Letter Agreement between Sotheby’s and William F. Ruprecht, dated March 23, 2009, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on March 23, 2009.

10.32*	—

Performance Share Unit Agreement, dated as of February 9, 2010, between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on February 16, 2010.

10.33*	—

Waiver, dated February 9, 2010, by William F. Ruprecht with respect to certain terms of his Employment Arrangement, dated March 1, 2006, as amended, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on February 16, 2010.

10.34*	—

Employment Agreement dated September 1, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.35*^	—

Confidentiality Agreement dated September 2, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.36*	—	Severance Agreement between Sotheby’s and William S. Sheridan, dated August 3, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2006.

10.37*	—

Amendment to the August 3, 2006 Severance Agreement (as amended March 7, 2008) between Sotheby’s and William S. Sheridan, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 28, 2009.

10.38*	—

Service Agreement between Sotheby’s and Robin Woodhead, with related Terms of Employment, dated August 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2006.

10.39*	—

Amendment to the August 15, 2006 Employment Agreement (as amended March 7, 2008) between Sotheby’s and Robin Woodhead, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 28, 2009.

10.40*	—

Letter Agreement between Sotheby’s and Bruno Vinciguerra, with related Terms of Employment, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 28, 2009.

10.41*	—

Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated as of December 18, 2009, effective January 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 23, 2009.

10.42*	—	Severance Agreement between Sotheby’s and Gilbert Klemann, dated October 9, 2007, effective February 1, 2008, incorporated by reference to Exhibit 10.28 to the 2007 Form 10-K.

10.43*	—

Amendment to October 9, 2007 Severance Agreement between Sotheby’s and Gilbert Klemann, dated as of September 9, 2008, effective September 25, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2008.

10.44*	—

Letter Agreement between Sotheby’s and Mitchell Zuckerman, dated April 27, 2009, effective May 1, 2009, incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on April 28, 2009.

10.45*	—

Severance Agreement between Sotheby’s and Mitchell Zuckerman, dated December 18, 2009, effective January 1, 2010, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 23, 2009.

10.46*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.47*	—	Sotheby’s Holdings, Inc. Amended and Restated Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 9, 2006.

10.48*	—	First Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated July 28, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2007.

10.49*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2007.

10.50*	—	Form of Sotheby’s Amended and Restated Restricted Stock Plan Restricted Stock Entitlement Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Second Quarter Form 10-Q for 2007.

10.51*	—	Second Amendment to Sotheby’s Amended and Restated Restricted Stock Plan, dated September 7, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2007.

10.52*	—	Sotheby’s Restricted Stock Unit Plan, (As Amended and Restated Effective As Of February 1, 2009), incorporated by reference to Exhibit 10.5 to the Company’s First Quarter Form 10-Q for 2009.

10.53*	—

Form of Performance Share Unit Agreement, adopted by the Compensation Committee of the Board of Directors of the Company on February 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 16, 2010.

10.54	—

Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.55	—

Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.56	—

Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.57	—

Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.58*	—

Sotheby’s Executive Bonus Plan (as amended and restated effective as of January 1, 2007), dated April 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.59	—

Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

10.60	—

Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

10.61	—

Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583), dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.5 to the Company’s Second Quarter Form 10-Q for 2008.

10.62	—

Issuer Warrant Transaction (Transaction Reference Number: NY-35264), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.6 to the Company’s Second Quarter Form 10-Q for 2008.

10.63	—

Issuer Warrant Transaction (Transaction Reference Number: SDB1627455582), dated June 11, 2008 between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.7 to the Company’s Second Quarter Form 10-Q for 2008.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

24	—	Powers of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K.

**

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

^	Confidential treatment has been requested with respect to portions of this exhibit.