Form 10-Q
period 2011-03-31
SOTHEBYS
filed 2011-05-09
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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

Yes ☐ No ☒

As of April 29, 2011, there were 67,548,526 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended

	March 31, 2011	March 31, 2010

Revenues:
Auction and related revenues	$110,361	$95,627
Finance revenues	2,915	2,613
Dealer revenues	4,615	2,520
License fee revenues	1,441	705
Other revenues	250	414

Total revenues	119,582	101,879

Expenses:
Direct costs of services	8,919	6,871
Dealer cost of sales	5,943	1,788
Marketing expenses	4,540	2,965
Salaries and related costs	51,958	46,618
General and administrative expenses	33,168	31,362
Depreciation and amortization expense	4,101	4,371

Total expenses	108,629	93,975

Operating income	10,953	7,904

Interest income	2,590	353
Interest expense	(10,388)	(11,619)
Other income	396	61

Income (loss) before taxes	3,551	(3,301)
Equity in (losses) earnings of investees, net of taxes	(99)	208
Income tax expense (benefit)	1,031	(916)

Net income (loss)	$2,421	$(2,177)

Basic earnings (loss) per share - Sotheby’s common shareholders (see Note 3)	$0.04	$(0.03)

Diluted earnings (loss) per share - Sotheby’s common shareholders (see Note 3)	$0.03	$(0.03)

Weighted average basic shares outstanding	66,968	65,995

Weighted average diluted shares outstanding	69,007	65,995

Cash dividends paid per common share	$0.05	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	March 31, 2011 (UNAUDITED)	December 31, 2010	March 31, 2010 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$334,605	$483,663	$214,885
Restricted cash	9,975	18,812	25,650
Accounts receivable, net of allowance for doubtful accounts of $4,496, $4,716 and $5,178	433,619	681,800	283,395
Notes receivable, net of allowance for credit losses of $868, $971 and $1,063	72,065	101,850	130,935
Inventory	130,593	126,534	143,713
Deferred income taxes	10,160	15,057	15,405
Income tax receivable	20,429	5,108	17,228
Prepaid expenses and other current assets	27,324	17,580	22,468

Total Current Assets	1,038,770	1,450,404	853,679

Notes receivable	169,461	175,423	69,329
Fixed assets, net of accumulated depreciation and amortization of $152,217, $147,280 and $137,506	374,648	372,692	364,896
Goodwill and other intangible assets, net of accumulated amortization of $6,291, $5,846 and $5,392	15,236	15,012	15,444
Equity method investments	14,975	15,154	16,538
Deferred income taxes	34,305	39,703	43,053
Trust assets related to deferred compensation liability	42,022	39,024	37,356
Pension asset	59,660	55,180	13,551
Other long-term assets	14,568	16,036	17,435

Total Assets	$1,763,645	$2,178,628	$1,431,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$334,871	$675,586	$225,107
Convertible debt, net	181,260	—	—
Accounts payable and accrued liabilities	61,781	66,846	54,560
Accrued salaries and related costs	20,583	85,471	13,339
Accrued income taxes	17,428	40,109	4,386
Deferred income taxes	757	282	603
Other current liabilities	9,452	9,090	7,916

Total Current Liabilities	626,132	877,384	305,911

Long-term debt, net	293,881	472,862	514,863
Deferred income taxes	8,485	8,913	452
Accrued income taxes	4,691	4,932	11,453
Deferred compensation liability	39,932	36,176	33,499
Other long-term liabilities	7,024	6,853	7,158

Total Liabilities	980,145	1,407,120	873,336

Commitments and contingencies (see Note 8)

Shareholders’ Equity:
Common Stock, $0.01 par value	675	673	668
Authorized shares at March 31, 2011—200,000,000 Issued and outstanding shares—67,546,514, 67,320,667 and 67,025,498
Additional paid-in capital	341,517	345,066	322,801
Retained earnings	443,687	444,717	291,768
Accumulated other comprehensive loss	(2,379)	(18,948)	(57,292)

Total Shareholders’ Equity	783,500	771,508	557,945

Total Liabilities and Shareholders’ Equity	$1,763,645	$2,178,628	$1,431,281

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended

	March 31, 2011	March 31, 2010

Operating Activities:
Net income (loss)	$2,421	$(2,177)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	4,101	4,371
Equity in losses (earnings) of investees	99	(208)
Deferred income tax expense	8,556	2,950
Share-based compensation	4,730	5,850
Net pension benefit	(1,392)	(934)
Asset provisions	3,277	1,762
Amortization of discount on debt	2,851	2,723
Excess tax benefits from share-based payments	(7,242)	—
Other	212	1,993

Changes in assets and liabilities:
Accounts receivable	262,813	71,798
Due to consignors	(349,484)	(121,567)
Inventory	(4,072)	(6,161)
Prepaid expenses and other current assets	(10,044)	(3,761)
Other long-term assets	(1,641)	(694)
Income tax receivable and deferred income tax assets	(6,092)	5,315
Accrued income taxes and deferred income tax liabilities	(23,528)	(14,949)
Accounts payable and accrued liabilities and other liabilities	(64,306)	(17,443)

Net cash used by operating activities	(178,741)	(71,132)

Investing Activities:
Funding of notes receivable	(47,435)	(71,518)
Collections of notes receivable	84,393	42,154
Capital expenditures	(5,325)	(2,867)
Distributions from equity investees	—	905
Decrease (increase) in restricted cash	9,273	(2,052)

Net cash provided (used) by investing activities	40,906	(33,378)

Financing Activities:
Dividends paid	(3,451)	(3,440)
Repayments of York Property Mortgage	(566)	—
Proceeds from exercise of employee stock options	25	8,697
Excess tax benefits from share-based payments	7,242	—
Funding of employee tax obligations upon the vesting of share-based payments	(18,374)	(5,927)

Net cash used by financing activities	(15,124)	(670)

Effect of exchange rate changes on cash and cash equivalents	3,901	(1,514)

Decrease in cash and cash equivalents	(149,058)	(106,694)
Cash and cash equivalents at beginning of period	483,663	321,579

Cash and cash equivalents at end of period	$334,605	$214,885

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

          The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2010 Annual Report on Form 10-K.

          Income Statement Presentation—Prior to the first quarter of 2011, net Restructuring Charges had been included as a separate line item in the Sotheby’s Condensed Consolidated Statements of Operations. For the three months ended March 31, 2011 and 2010, net Restructuring Charges of $42 thousand and $119 thousand, respectively, consist primarily of the run-off of lease termination costs related to a prior restructuring plan and are considered to be de minimis and therefore, are included as a component of General and Administration Expenses in the Sotheby’s Condensed Consolidated Statements of Operations beginning in the first quarter of 2011.

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

3. Earnings (Loss) Per Share

          Basic earnings (loss) per share—Basic earnings (loss) per share attributable to Sotheby’s common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. In periods with net income, the two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Participating securities include unvested restricted stock and unvested restricted stock units, which have nonforfeitable rights to dividends (see Note 11).

          Diluted earnings (loss) per share—Diluted earnings (loss) per share attributable to Sotheby’s common shareholders is computed in a similar manner to basic earnings (loss) per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby’s potential common shares may include:

•

Unvested performance share units and incremental common shares issuable upon the exercise of stock options. Such potential common shares are included in the computation of diluted earnings per share using the treasury stock method.

•	Deferred stock units issued pursuant to the Sotheby’s Stock Compensation Plan for Non-Employee Directors.

•

In reporting periods during which the average trading price of Sotheby’s Common Stock exceeds the conversion price ($34) of its 3.125% Convertible Notes (the “Convertible Notes”), the net shares that would be delivered to settle the conversion premium assuming all of the Convertible Notes are redeemed.

•

In reporting periods during which the average trading price of Sotheby’s Common Stock exceeds the exercise price ($44.905) of Warrants, which were sold in conjunction with the issuance of the Convertible Notes (the “Warrants”), the net shares that would be delivered to settle the Warrants as calculated under the treasury stock method.

          In the first quarter of 2011, the average trading price of Sotheby’s Common Stock exceeded the conversion price of the Convertible Notes and the exercise price of the Warrants. As a result, for the three months ended March 31, 2011, 1.5 million and 0.1 million shares of Sotheby’s Common Stock were included in the calculation of weighted average diluted shares outstanding related to the Convertible Notes and Warrants, respectively. (See Note 6 for additional information related to the Convertible Notes and Warrants.)

          For the three months ended March 31, 2011, no potential common shares were excluded from the computation of diluted earnings per share. For the three months ended March 31, 2010, 3.4 million shares of potentially dilutive common shares were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

          The table below summarizes the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010 (in thousands of dollars, except per share amounts):

	2011	2010

Basic:
Numerator:
Net income (loss) attributable to Sotheby’s	$2,421	$(2,177)
Less: Net income attributable to participating securities	53	N/A

Net income (loss) attributable to Sotheby’s common shareholders	$2,368	$(2,177)

Denominator:
Weighted average common shares outstanding	66,968	65,995

Basic earnings (loss) per share - Sotheby’s common shareholders	$0.04	$(0.03)

Diluted:
Numerator:
Net income (loss) attributable to Sotheby’s	$2,421	$(2,177)
Less: Net income attributable to participating securities	53	N/A

Net income (loss) attributable to Sotheby’s common shareholders	$2,368	$(2,177)

Denominator:
Weighted average common shares outstanding	66,968	65,995
Weighted average dilutive potential common shares outstanding	2,039	N/A

Denominator for calculation of diluted earnings (loss) per share	69,007	65,995

Diluted earnings (loss) per share - Sotheby’s common shareholders	$0.03	$(0.03)

4. Segment Reporting

          Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. The table below presents Sotheby’s revenues and income (loss) before taxes by segment for the three months ended March 31, 2011 and 2010 (in thousands of dollars):

	Auction	Finance	Dealer	All Other	Reconciling items	Total

Three months ended March 31, 2011

Revenues	$110,361	$4,285	$4,615	$1,691	$(1,370)	$119,582
Segment (loss) income before taxes	$1,135	$3,438	$(2,481)	$1,280	$179	$3,551

Three months ended March 31, 2010

Revenues	$95,627	$4,176	$2,520	$1,119	$(1,563)	$101,879
Segment (loss) income before taxes	$(5,410)	$3,250	$(1,328)	$506	$(319)	$(3,301)

          The reconciling item related to Revenues represents charges from the Finance segment to the Auction segment for short-term, interest-free or other below market consignor advances with maturities typically ranging between 3 and 6 months (see Note 5). The reconciling item related to segment income (loss) before taxes represents Sotheby’s pre-tax share of losses (earnings) related to its equity investees, which is included in the Dealer segment.

          The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2011, December 31, 2010 and March 31, 2010 (in thousands of dollars):

	March 31, 2011	December 31, 2010	March 31, 2010

Auction	$1,356,832	$1,784,045	$1,047,652
Finance	233,632	244,463	206,642
Dealer	107,040	88,845	99,889
All Other	1,247	1,407	1,412

Total segment assets	1,698,751	2,118,760	1,355,595

Unallocated amounts:
Deferred tax assets and income tax receivable	64,894	59,868	75,686

Consolidated assets	$1,763,645	$2,178,628	$1,431,281

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

          Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future auction or negotiate a private sale. However, in certain limited instances and subject to approval under Sotheby’s policy, Sotheby’s pays the consignor before payment is collected from the buyer and/or allows the buyer to take possession of the property before payment is received. In situations when the buyer takes possession of the property before payment is received, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of March 31, 2011, net Accounts Receivable of $433.6 million includes $43.8 million related to situations in which the buyer took possession of the property before making payment to Sotheby’s.

          Notes Receivable—Through its Finance segment, Sotheby’s provides certain collectors and art dealers with financing secured by works of art that it either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will typically occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby’s to establish or enhance mutually beneficial relationships with borrowers and are intended to generate future auction consignments, although such loans do not always result in consignments. Secured loans are typically made with full recourse against the borrower.

          The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.

          Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are made at initial LTV ratios higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposition of the collateral. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. As of March 31, 2011 and 2010, the LTV ratio of Finance segment secured loans was 41% and 46%, respectively. As of March 31, 2011, Finance segment secured loans with an LTV ratio above 50% totaled $115.2 million and the collateral related to these loans had a low auction estimate of $181 million. As of March 31, 2010, Finance segment secured loans with an LTV ratio above 50% totaled $89.5 million and the collateral related to these loans had a low auction estimate of $111.4 million.

          From 2008 through March 31, 2011, Sotheby’s recognized $0.1 million of cumulative losses related to specific impaired Finance segment secured loans. The tables below provide other credit quality information regarding Finance segment secured loans as of March 31, 2011 and 2010 (in thousands of dollars):

	March 31, 2011	March 31, 2010

Total secured loans	$229,384	$185,913
Loans past due	$22,020	$28,267
Loans more than 90 days past due accruing interest	$18,164	$26,411
Non-accrual loans	$892	$1,142
Impaired loans	$—	$250

	March 31, 2011	March 31, 2010

Allowance for credit losses - impaired loans	$—	$100
Allowance for credit losses based on historical data	868	963

Total allowance for credit losses - secured loans	$868	$1,063

          During the period January 1, 2010 to March 31, 2011, activity related to the allowance for credit losses is as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2010	$1,028
Change in loan loss provision	(57)

Allowance for credit losses at December 31, 2010	971
Change in loan loss provision	34
Write-offs	(137)

Allowance for credit losses as of March 31, 2011	$868

          Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to auction. Such advances are recorded in the Auction segment within Notes Receivable in the Condensed Consolidated Balance Sheets. The table above does not include $10 million and $4.7 million of such advances as of March 31, 2011 and 2010, respectively (see Note 9). On rare occasions, in order to attract future consignments, Sotheby’s also makes unsecured loans to clients. The table above also does not include unsecured loans of $2.1 million and $9.7 million as of March 31, 2011 and 2010, respectively.

          Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of March 31, 2011, $22 million of the net Notes Receivable balance was considered to be past due, of which $18.2 million was more than 90 days past due and still accruing interest. The collateral related to these secured loans has a low auction estimate of approximately $65.2 million and $56.7 million, respectively. In consideration of the substantial collateral related to these loans, current collateral disposal plans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.

          The Finance segment’s loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between 3 and 6 months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. For the three months ended March 31, 2011 and 2010, the weighted average interest rates earned on Notes Receivable were 4.6% and 6.3%, respectively. The carrying value of the loan portfolio approximates its fair value.

          As of March 31, 2011, loans to entities related to one borrower totaled $50.4 million, which comprised approximately 21% of the net Notes Receivable balance. As of March 31, 2011, a loan to another borrower of $36 million comprised approximately 15% of the net Notes Receivable balance.

6. Debt

          Revolving Credit Facility—On August 31, 2009, Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). On November 23, 2010, Sotheby’s entered into an amendment to the Credit Agreement with GE Capital, as Agent, and the lenders named therein (collectively, the “Lenders”). The amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby’s.

          The following summary does not purport to be a complete summary of the Credit Agreement, as amended, and is qualified in its entirety by reference to the Credit Agreement and each of the respective amendments, copies of which were filed as exhibits to previous SEC filings. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and each of the respective amendments.

          The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base, and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, with Lenders’ approval, to increase the borrowing capacity of the Credit Agreement, as amended, by an amount not to exceed $50 million. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. Sotheby’s has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception. As of March 31, 2011, the amount of available borrowings under the Revolving Credit Facility was approximately $130.8 million, as calculated under the borrowing base provided by the Credit Agreement, as amended.

          Borrowings under the Revolving Credit Facility are available in either Dollars to U.S. Borrowers or Pounds Sterling to United Kingdom (“U.K.”) Borrowers. The U.S. Borrowers and, subject to certain limitations, the U.K. borrowers, are jointly and severally liable for all obligations under the Credit Agreement, as amended. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the Credit Agreement, as amended. The obligations under the Credit Agreement, as amended, are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors.

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

          The Credit Agreement, as amended, contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees and limitations on the use of proceeds from borrowings under the Credit Agreement, as amended. The Credit Agreement, as amended, also restricts quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon Sotheby’s achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement, as amended.

          The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2011.

          The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby’s meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby’s 3.125% Convertible Notes (the “Convertible Notes”) are converted or discharged.

          Long-Term Debt—As of March 31, 2011, December 31, 2010 and March 31, 2010, Long-Term Debt consisted of the following (in thousands of dollars):

	March 31, 2011	December 31, 2010	March 31, 2010

York Property Mortgage, net of unamortized discount of $15,148, $16,039 and $18,712	$217,865	$217,538	$216,288
Senior Notes, net of unamortized discount of $864, $898 and $1,453	79,107	79,073	126,797
Convertible Notes, net of unamortized discount of $18,740, $20,665 and $26,219	181,260	179,335	173,781
Less current portion:
York Property Mortgage	(3,091)	(3,084)	(2,003)
Convertible Notes	(181,260)	—	—

Total Long-Term Debt	$293,881	$472,862	$514,863

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

          As of March 31, 2011, December 31, 2010 and March 31, 2010, the carrying value of the York Property Mortgage was $217.9 million, $217.5 million and $216.3 million, respectively. As of March 31, 2011 and December 31, 2010, the current liability related to the York Property Mortgage was $3.1 million. As of March 31, 2010, the current liability related to the York Property Mortgage was $2 million. The current portion of the York Property Mortgage is reflected in the Condensed Consolidated Balance Sheets within Other Current Liabilities for all periods presented. As of March 31, 2011, the fair value of the York Property Mortgage was approximately $235 million.

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

          As of March 31, 2011, the Senior Notes had a fair value of approximately $83 million based on a broker quoted price.

          Convertible Notes—On June 17, 2008, Sotheby’s issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby’s may not redeem the Convertible Notes prior to their stated maturity date. As of March 31, 2011, the Convertible Notes had a fair value of approximately $329 million based on a broker quoted price.

          Upon conversion, the principal amount of the Convertible Notes is payable in cash, shares of Sotheby’s Common Stock, or a combination thereof, at the option of Sotheby’s, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The maximum number of shares of Common Stock that may be issued upon conversion is approximately 5.8 million shares. The conversion rate for the Convertible Notes is subject to adjustment for certain events. The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted under certain conditions, including, if during any fiscal quarter (and only during such fiscal quarter), the closing price of Sotheby’s Common Stock exceeds $44.20 per share (i.e., 130% of the Conversion Price) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). On April 1, 2011, Sotheby’s trustee delivered a notice to holders of the Convertible Notes communicating that the Convertible Notes will be convertible at the option of the holders for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the closing price of Sotheby’s Common Stock exceeding $44.20 for 20 trading days in the 30 consecutive trading days ending on March 31, 2011. Accordingly, the balance of $181.3 million as of March 31, 2011 of the Convertible Notes (net of unamortized discount) is included in Current Liabilities in the Condensed Consolidated Balance Sheets. The Convertible Notes may continue to be classified as Current Liabilities in future fiscal quarters if the Stock Price Trigger continues to be met. However, if the Stock Price Trigger is not met during a fiscal quarter ending prior to March 15, 2012, all, or a portion, of the remaining outstanding Convertible Notes would again be classified as Long-Term Debt.

          Upon conversion, Sotheby’s will pay or deliver, as the case may be, cash, shares of Common Stock or a combination thereof at its election. It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash. Accordingly, the Convertible Notes have no impact on diluted shares outstanding until the average trading price of the Common Stock for a period exceeds the Conversion Price. In the first quarter of 2011, the average trading price of Sotheby’s Common Stock exceeded the Conversion Price. As a result, for the three months ended March 31, 2011, 1.5 million shares of Common Stock were included in diluted shares outstanding. Prior to the fourth quarter of 2010, the average quarterly trading price of Sotheby’s Common Stock did not exceed the Conversion Price of the Convertible Notes in any of the reporting periods for which the Convertible Notes were outstanding, and the Convertible Notes did not have an impact on the calculation of diluted shares outstanding during those periods. (See Note 3.)

          Each of Sotheby’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the Credit Agreement, as amended.

          The liability and equity components of the Convertible Notes are separately accounted for in a manner that reflects Sotheby’s nonconvertible debt borrowing rate when interest expense is recognized. The resulting equity component (i.e., the conversion option) is not remeasured as long as it continues to meet the conditions for equity classification and represents the original issue discount for the purposes of accounting for the liability component of the convertible debt instrument. As a result of separately recording the liability and equity components at their fair values, the Convertible Notes have an effective interest rate of 7.75%. As of March 31, 2011, management evaluated the embedded conversion option in the Convertible Notes and concluded that it should not be accounted for separately as a derivative financial instrument because the conversion option is indexed to Sotheby’s Common Stock and is classified as Shareholders’ Equity. Accordingly, the embedded conversion option in the Convertible Notes has not been remeasured and remains recorded as a component of Additional Paid-In Capital. As of March 31, 2011, the unamortized discount related to the Convertible Notes was $18.7 million and will be amortized to Interest Expense over the remaining period during which the Convertible Notes are outstanding using the effective interest rate method. To the extent that the Convertible Notes are redeemed prior to June 14, 2013, any unamortized deferred costs relating to the Convertible Notes redeemed would be written off in proportion to the decrease in the principal amount of the Convertible Notes.

          For the three months ended March 31, 2011 and 2010, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	2011	2010

Contractual coupon interest expense	$1,563	$1,563
Discount amortization	1,925	1,781

Total	$3,488	$3,344

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

          These contracts meet all of the applicable criteria for equity classification and, as a result, the $40.6 million cost of the Convertible Note Hedges ($22.5 million, net of taxes) and the $22.3 million in net proceeds received from the sale of the Warrants are recorded within Additional Paid-In Capital in Shareholders’ Equity in the Condensed Consolidated Balance Sheets. In addition, because both of these contracts are classified as Shareholders’ Equity and are indexed to Sotheby’s Common Stock, they are not accounted for as derivative financial instruments. The Warrants have no impact on diluted shares outstanding until the average price of the Common Stock for a period exceeds the Warrant’s $44.905 exercise price. In the first quarter of 2011, the average trading price of Sotheby’s Common Stock exceeded the exercise price of the Warrants. As a result, for the three months ended March 31, 2011, 0.1 million shares of Sotheby’s Common Stock were included in the calculation of weighted average diluted shares outstanding related to the Warrants. (See Note 3.) The Convertible Note Hedges are anti-dilutive and therefore have no impact on diluted shares outstanding.

          Future Principal and Interest Payments—As of March 31, 2011, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

April 2011 to March 2012	$225,327
April 2012 to March 2013	22,202
April 2013 to March 2014	22,202
April 2014 to March 2015	22,202
April 2015 to March 2016	306,587
Thereafter	—

Total future principal and interest payments	$598,520

          As discussed above, the Convertible Notes are currently convertible at the option of the holder and are included in Current Liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2011. The table above assumes that the Convertible Notes will be repaid within one year of March 31, 2011. However, if the early conversion Stock Price Trigger is not met during any fiscal quarter ending prior to March 15, 2012, all, or a portion, of the remaining outstanding Convertible Notes would again be classified as Long-Term Debt, and Sotheby’s would be required to make interest payments on the remaining outstanding Convertible Notes.

          Interest Expense—For the three months ended March 31, 2011 and 2010, Interest Expense consisted of the following (in thousands of dollars):

	2011	2010

Revolving credit facility:
Amortization of amendment and arrangement fees	$445	$671
Commitment fees	306	483

Sub-total	751	1,154

York Property Mortgage	4,188	4,204
Senior Notes	1,584	2,536
Convertible Notes	3,488	3,344
Other interest expense	377	381

Total interest expense	$10,388	$11,619

          For the three months ended March 31, 2011 and 2010, other interest expense consisted primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.

7. U.K. Defined Benefit Pension Plan

          Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). For the three months ended March 31, 2011 and 2010, the components of the net pension benefit related to the U.K. Pension Plan are (in thousands of dollars):

	2011	2010

Service cost	$1,002	$973
Interest cost	3,409	3,508
Expected return on plan assets	(5,803)	(5,418)
Amortization of prior service cost	—	3

Net pension benefit	$(1,392)	$(934)

          In 2011, Sotheby’s expects to contribute approximately $2.9 million to the U.K. Pension Plan, of which $0.7 million has been contributed through March 31, 2011.

8. Commitments and Contingencies

          Employment Arrangements—As of March 31, 2011, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between June 2011 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $17.3 million as of March 31, 2011.

          Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $1.7 million as of March 31, 2011, of which $0.7 million is committed to an employee of Sotheby’s who is not an Executive Officer.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. During the course of the litigation, Sotheby’s reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby’s motions for summary judgment, denied Mr. Minor’s motion for partial summary judgment and entered a judgment in Sotheby’s favor in the amount of $6.6 million, which was collected by Sotheby’s in the second quarter of 2010. This judgment included $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby’s. The judgment also included an award of attorney’s fees, in an amount that the court later determined to be $2.5 million. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. In January 2011, Sotheby’s entered into an agreement with the California Franchise Tax Board (the “CFTB”) that provides for the release by the CFTB of potential claims it might have had to the $6.6 million that Sotheby’s had collected from Mr. Minor. In February 2011, Mr. Minor and Sotheby’s entered into a settlement agreement pursuant to which Mr. Minor dismissed his pending appeal and agreed to pay Sotheby’s an additional $2.5 million in exchange for a release by Sotheby’s of the uncollected $2.5 million judgment that it has against Mr. Minor and any claim for additional attorney’s fees. The total amount that Sotheby’s will ultimately recover in relation to the $2.5 million settlement is uncertain. As of March 31, 2011 approximately $0.4 million of this settlement amount was paid to Sotheby’s by Mr. Minor. As a result of the agreement with the CFTB in January 2011 and the February 2011 settlement with Mr. Minor, Sotheby’s recognized a benefit of $3 million in its Condensed Consolidated Statement of Operations in the first quarter of 2011. This benefit relates to interest earned on Mr. Minor’s overdue balance ($2.2 million), compensation for lost auction commissions ($0.4 million) and partial reimbursement of legal fees ($0.4 million). Sotheby’s is not currently aware of any other asserted claims against Mr. Minor that could compromise or adversely impact its position in any of the judgments discussed above. (See statement on Forward Looking Statements.)

          Friesland Bank NV (the “Bank”) v. Sotheby’s Financial Services Ltd. and Sotheby’s (the “Sotheby’s Parties”) is a dispute between the Bank, which is located in the Netherlands, and the Sotheby’s Parties regarding the priority of their respective pledges over a U.K. collection of books and manuscripts (the “U.K. Collection”) owned by Joost Ritman, a Dutch national.

          Pursuant to a Loan, Private Treaty Sale and Consignment Agreement dated May 29, 2009 between Mr. Ritman (and Ritman owned entities) and the Sotheby’s Parties (the “Sotheby’s Agreement”), Mr. Ritman pledged the U.K. Collection to Sotheby’s Financial Services Ltd. as collateral for a loan made by Sotheby’s Financial Services Ltd. in the sum of €5 million (approximately $7 million). In November 2010, the Bank notified the Sotheby’s Parties that in July 2005 Mr. Ritman had entered into a prior Deed of Pledge with the Bank and that the U.K. Collection formed part of the collateral for the Bank’s loan to Mr. Ritman in 2005 in the sum of approximately €20 million (approximately $28 million).

          In April 2011, the Bank commenced legal proceedings against the Sotheby’s Parties. The issues between the Bank and the Sotheby’s Parties are whether (i) the later English possessory pledge to the Sotheby’s Parties takes priority over an earlier Dutch non-possessory pledge to the Bank and whether (ii) the Sotheby’s Parties were on actual or constructive notice of the existence of the earlier Dutch non-possessory pledge to the Bank at the time that they entered into the Sotheby’s Agreement in 2009.

          The Sotheby’s Parties are due to file their defense to the claim by May 12, 2011 and have made pre-judgment attachments against real estate owned by the Ritmans in the Netherlands. Sotheby’s Financial Services Ltd. filed a debt action against Mr. Ritman in the Netherlands on May 2, 2011.

          Management believes that there are meaningful defenses to the claims asserted by the Bank and this matter will be vigorously contested.

          (See Notes 9 and 12 for information on other contingencies. See Notes 6 and 7 for information on other commitments.)

9. Auction Guarantees

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

          As of March 31, 2011, Sotheby’s had outstanding auction guarantees totaling $24.5 million, with each of the individual properties under the outstanding auction guarantees having a presale low estimate that is equal to the guaranteed price. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unaffiliated third parties. If the irrevocable bids are the winning bids for the property underlying these auction guarantees, the total proceeds from the irrevocable bidders, including buyer’s premium, would be no less than the amount of these auction guarantees. The property related to these auction guarantees has sold or will be offered at auctions in the second quarter of 2011.

          As of March 31, 2011, $10 million of the guaranteed amount had been advanced to a consignor and was recorded within Notes Receivable in the Condensed Consolidated Balance Sheets (see Note 5).

          As of April 29, 2011, Sotheby’s had outstanding auction guarantees of $60.1 million, with each of the individual properties under the outstanding auction guarantees having a presale low estimate approximately equal to the guaranteed price. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unaffiliated third parties. If the irrevocable bids are the winning bids for the property underlying these auction guarantees, the total proceeds from the irrevocable bidders, including buyer’s premium, would be no less than the amount of these auction guarantees. The property related to these auction guarantees will be offered at auctions in the second quarter of 2011.

10. Comprehensive Income (Loss)

          Sotheby’s comprehensive income (loss) includes the net income (loss) for the period, as well as other comprehensive income (loss), which consists almost entirely of the change in the foreign currency translation adjustment account. For the three months ended March 31, 2011 and 2010, comprehensive income (loss) consists of the following (in thousands of dollars):

	2011	2010

Net income (loss)	$2,421	($2,177)

Other Comprehensive Income (Loss):
Foreign currency exchange rate gains (losses)	16,569	(18,947)
Amortization of prior service cost and actuarial losses related to the U.K. defined benefit pension plan, net of taxes	—	2

Total other comprehensive income (loss)	16,569	(18,945)

Comprehensive income (loss)	$18,990	($21,122)

11. Share-Based Payments and Dividends

          Share-Based Payments—Share-based payments to employees include performance-based equity compensation, restricted stock, restricted stock units and stock options, as discussed in more detail below. For the three months ended March 31, 2011 and 2010, compensation expense related to share-based payments, which is reflected within Salaries and Related Costs in Sotheby’s Condensed Consolidated Statements of Operations, is summarized as follows (in thousands of dollars):

	2011	2010

Pre-Tax	$4,730	$5,850
After-Tax	$3,534	$3,914

          For the three months ended March 31, 2011, Sotheby’s realized $7.2 million in excess tax benefits related to share-based payment arrangements. These excess tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeds the tax benefit initially recognized in Sotheby’s Condensed Consolidated Financial Statements. Such tax benefits are recognized in Additional Paid-in Capital in the Condensed Consolidated Balance Sheets and classified within Cash Provided (Used) by Financing Activities in the Condensed Consolidated Statements of Cash Flows.

          As of March 31, 2011, unrecognized compensation expense related to the unvested portion of share-based payments was approximately $35 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 3.5 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.

          Sotheby’s Restricted Stock Unit Plan—The Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”) provides for the issuance of unvested shares of Common Stock (“Restricted Stock”) and Restricted Stock Units (“RSU’s”) to employees, subject to the approval of the Compensation Committee of Sotheby’s Board of Directors (the “Compensation Committee”). In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential contributions to Sotheby’s success, and such other factors as the Compensation Committee in its discretion deems relevant.

          Restricted Stock and RSU’s generally vest evenly over a four year service period. Prior to vesting, holders of Restricted Stock have voting rights and are entitled to receive dividends, while holders of RSU’s do not have voting rights, but are entitled to receive dividend equivalents. Dividends and dividend equivalents paid to holders of Restricted Stock and RSU’s are not forfeitable. Restricted Stock and RSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.

          Performance Share Units—Performance Share Units (or “PSU’s”) are RSU’s issued pursuant to the Restricted Stock Unit Plan which vest ratably, generally over four years, only if Sotheby’s achieves certain profitability targets. Prior to vesting, holders of PSU’s do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are credited to holders of PSU’s and are only paid for the portion of PSU’s that vest. PSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU’s better align Sotheby’s variable compensation strategy with its financial performance and the cyclical nature of the art market and further align the interests of Sotheby’s management with its shareholders. Accordingly, Sotheby’s intends to grant future equity awards in the form of PSU’s with performance and service conditions, rather than RSU’s with service conditions only.

          Effective September 1, 2010, Sotheby’s entered into a new employment agreement with William F. Ruprecht, its President and Chief Executive Officer. This employment agreement is for a four-year term ending on August 31, 2014, with one year renewals thereafter unless Sotheby’s or Mr. Ruprecht provides notice of non-renewal at least five months prior to the end of the term or an annual extension. Among other things, Mr. Ruprecht’s employment agreement entitles him to annual PSU grants beginning in 2011 subject to minimum ($3.5 million) and maximum ($4.5 million) levels, the value of which are determined at the discretion of the Compensation Committee.

          Summary of Restricted Stock, RSU’s and PSU’s—For the three months ended March 31, 2011, changes in the number of outstanding Restricted Stock, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock, RSU’s and PSU’s	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2011	2,370	$18.86
Granted	628	$41.80
Vested	(988)	$23.17
Canceled	—	$—

Outstanding at March 31, 2011	2,010	$23.91

          In the first quarter of 2011, Sotheby’s issued 627,566 PSU’s with a grant date fair value of $26.2 million as follows: (i) 526,903 PSU’s with a fair value of $22 million related to Sotheby’s incentive compensation programs and (ii) 100,663 PSU’s with a fair value of $4.25 million issued to Mr. Ruprecht in relation to his September 2010 employment agreement, as discussed above.

          In March 2011, 242,539 PSU’s vested as a result of the achievement of the corresponding profitability target for 2010. In addition, in March 2011, 120,000 Restricted Stock shares granted to Mr. Ruprecht in April 2006 vested as a result of the achievement of a five-year profitability target. The aggregate fair value of Restricted Stock, RSU’s and PSU’s that vested during the three months ended March 31, 2011 and 2010 was $44.9 million and $16.3 million, respectively, based on the closing stock price on the dates the shares vested.

          As of March 31, 2011, 1.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.

          Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. Changes in the number of stock options outstanding for the three months ended March 31, 2011 were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	512	$21.82
Granted	—	$—
Exercised	(114)	$22.14

Outstanding at March 31, 2011	398	$21.73	8.7	$12,309

Exercisable at March 31, 2011	24	$15.73	5.8	$876

          The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and 2010, was $2.9 million and $2 million, respectively. Almost the entire portion of cash received from stock options exercised in the first quarter of 2011 ($2.5 million) was received in April 2011. Cash received from the exercise of stock options that were exercised during the three months ended March 31, 2010 totaled $5.3 million. Sotheby’s also received $4.1 million in cash in January 2010 for stock options that were exercised in late December 2009. For the three months ended March 31, 2011 and 2010, the excess tax benefits realized from the exercise of stock options totaled $0.7 million and $0.6 million, respectively.

          Noortman Master Paintings (“NMP”)—On June 7, 2006, Sotheby’s entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby’s acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby’s paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Common Stock. Pursuant to the Purchase Agreement, if NMP fails to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to Sotheby’s. Management believes that the minimum level of financial performance will not be achieved as of June 2011 and therefore expects that a portion of the Initial Consideration will be transferred back to Sotheby’s. In the first quarter of 2011, Sotheby’s recognized a $0.8 million benefit to share-based payments within Salaries and Related Costs due to an increase in the number of shares expected to be transferred back to Sotheby’s in June 2011.

          Dividends—During the three months ended March 31, 2011, Sotheby’s paid dividends of $3.5 million. On May 5, 2011, Sotheby’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.5 million) to be paid to shareholders of record as of June 1, 2011 on June 15, 2011.

          The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

12. Uncertain Tax Positions

          As of March 31, 2011, the liability for unrecognized tax benefits, excluding interest and penalties, was $29.8 million, representing an increase of $0.6 million when compared to December 31, 2010. As of March 31, 2010, the liability for unrecognized tax benefits was $50.3 million.

          As of March 31, 2011 and 2010, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate is $15.0 million and $31.2 million, respectively.

          Sotheby’s believes it is reasonably possible that a decrease of $0.6 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2011 balance sheet date as a result of the expiration of the statute of limitations and an expected settlement of a currently ongoing tax audit.

          Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions. Years still open for audit are, for federal purposes, from 2007, and for the following major state and local jurisdictions: New York State from 2007; New York City from 2007; and California from 2005. Sotheby’s foreign subsidiaries file income tax returns in the countries in which they have operations. Years still open to examination by foreign tax authorities include Hong Kong from 2003 and the U.K. from 2005.

          Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. Sotheby’s accrual for such interest and penalties increased by $0.1 million for the three months ended March 31, 2011.

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

13. Related Party Transactions

          For the three months ended March 31, 2011, Sotheby’s recognized aggregate auction commission revenues of $3.2 million, related to the purchase of property by related parties, representing approximately 3% of total revenues for the current quarter. As of March 31, 2011, net Accounts Receivable of $433.6 million includes $13 million associated with related party transactions, representing 3% of net Accounts Receivable.

14. Recently Issued Accounting Standards

          In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009–13, “Multiple-Deliverable Revenue Arrangements,” which is codified in Accounting Standards Codification 605 (Revenue Recognition). This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update was effective starting in the first quarter of 2011 and did not impact Sotheby’s financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

          The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby’s auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses (see “Overview” below).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

          This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.

Overview

          As a result of the seasonality of Sotheby’s Auction business, first quarter results typically reflect a net loss. However, in the first quarter of 2011, Sotheby’s reported net income of $2.4 million, as compared to a net loss of ($2.2) million in the prior year. The improvement versus the prior year is largely due to higher auction commission revenues resulting from a 23% increase in Net Auction Sales, partially offset by a reduction in Auction Commission Margin (from 17.2% to 16.4%) and a higher level of operating expenses. First quarter 2011 Net Auction Sales of $598 million represent a level close to the most recent peak years between 2006 and 2008 and were achieved with a significantly lower risk profile than in those years, as Sotheby’s continued to be highly selective in its use of auction guarantees and has only issued auction guarantees in tandem with risk sharing arrangements that greatly reduce its financial exposure.

          The results for the first quarter of 2011 are also significantly influenced by the recovery of $3 million as the result of the resolution of a legal matter related to a delinquent client account (see Note 8 of Notes to Condensed Consolidated Financial Statements). This recovery relates to interest earned on the overdue balance ($2.2 million), compensation for lost auction commissions ($0.4 million) and the partial reimbursement of legal fees ($0.4 million). See the discussion below for greater detail on the significant factors impacting Sotheby’s results for the three months ended March 31, 2011 and the comparison to the prior period.

Outlook

          Management is encouraged by the level of Net Auction Sales to date in 2011 and remains encouraged by the continuing strength of the global art market, the buying activity of clients from emerging markets and the level and quality of consignments for Sotheby’s remaining second quarter auctions. However, due to the strength of the global art market, Sotheby’s continues to experience a greater level of price competition, especially for the highest quality collections, which is likely to continue to impact the Auction Commission Margin earned on future sales. (See statement on Forward Looking Statements.)

Results of Operations for the Three Months Ended March 31, 2011 and 2010

          The table below presents a summary of Sotheby’s results of operations for the three months ended March 31, 2011 and 2010, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)

	2011	2010	$ Change	% Change

Revenues:
Auction and related revenues	$110,361	$95,627	$14,734	15.4%
Finance revenues	2,915	2,613	302	11.6%
Dealer revenues	4,615	2,520	2,095	83.1%
License fee revenues	1,441	705	736	*
Other revenues	250	414	(164)	(39.6%)

Total revenues	119,582	101,879	17,703	17.4%

Expenses	108,629	93,975	(14,654)	(15.6%)

Operating income	10,953	7,904	3,049	38.6%
Net interest expense	(7,798)	(11,266)	3,468	30.8%
Other income	396	61	335	*

Income (loss) before taxes	3,551	(3,301)	6,852	*
Equity in (losses) earnings of investees, net of taxes	(99)	208	(307)	*
Income tax expense (benefit)	1,031	(916)	(1,947)	*

Net income (loss)	$2,421	$(2,177)	$4,598	*

Key performance indicators:
Aggregate Auction Sales (a)	$700,516	$565,302	$135,214	23.9%
Net Auction Sales (b)	$597,686	$485,312	$112,374	23.2%
Private Sales (c)	$104,541	$100,779	$3,762	3.7%
Consolidated Sales (d)	$809,672	$668,601	$141,071	21.1%
Auction Commission Margin (e)	16.4%	17.2%	N/A	(4.8%)
Direct Costs as a percentage of Net Auction Sales	1.5%	1.4%	N/A	(5.4%)
Average Loan Portfolio (f)	$230,595	$167,827	$62,768	37.4%

Legend:

*	Represents a change in excess of 100%.

(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.

(b)	Represents the hammer (sale) price of property sold at auction.

(c)	Represents the total purchase price, including commission, of property sold in private sales brokered by Sotheby’s.

(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.

(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.

(f)	Represents the Average Loan Portfolio of the Finance segment.

Revenues

          For the three months ended March 31, 2011 and 2010, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

	2011	2010	$ Change	% Change

Auction and related revenues:
Auction commission revenues	$97,831	$83,454	$14,377	17.2%
Private sale commissions	8,268	8,524	(256)	(3.0%)
Principal activities	214	(381)	595	N/A
Other auction and related revenues **	4,048	4,030	18	0.4%

Total auction and related revenues	110,361	95,627	14,734	15.4%

Other revenues:
Finance revenues	2,915	2,613	302	11.6%
Dealer revenues	4,615	2,520	2,095	83.1%
License fee revenues	1,441	705	736	*
Other	250	414	(164)	(39.6%)

Total other revenues	9,221	6,252	2,969	47.5%

Total revenues	$119,582	$101,879	$17,703	17.4%

          *  Represents a change in excess of 100%.

        **  Principally includes auction expense recoveries and catalogue subscription revenues.

Auction and Related Revenues

          For the three months ended March 31, 2011, auction and related revenues improved $14.7 million (15%) almost entirely due to an increase in auction commission revenues. See the discussion below for a more detailed explanation of the factors contributing to the improvement in auction and related revenues.

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

          For the three months ended March 31, 2011, auction commission revenues improved $14.4 million (17%) due to a 23% increase in Net Auction Sales, partially offset by a decrease in Auction Commission Margin. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.

          Net Auction Sales—For the three months ended March 31, 2011, Net Auction Sales increased $112.4 million (23%) primarily due to the following factors:

•

A $22 million increase in the sales of Impressionist and Contemporary Art in London. First quarter 2011 results include the exceptional single-owner sale of Modern and Contemporary art, Looking Closely: A Private Collection, which totaled $132 million and is partially offset by the sale of Alberto Giacometti’s L’Homme qui Marche I for $93 million in the first quarter of 2010.

•	A $44 million increase in other single-owner sales in American, European and Asian salesrooms.

•	A $24 million (42%) increase in various-owner sales of Old Master Paintings primarily attributable to an increased volume of property sold during Old Masters Week in New York.

•

Smaller increases in recurring various-owner sales in other collecting categories, most notably in Asian Works of Art sold in New York ($13 million) and European Furniture and Decorative Arts ($7 million).

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

          For the three months ended March 31, 2011, Auction Commission Margin decreased from 17.2% to 16.4%. This decrease is attributable to the sales mix, as there was an increase in lots sold in the upper price bands of the buyer’s premium rate structure in the current period (see table below, in thousands of dollars), including a 63% increase in the number of lots sold with a hammer (sale) price over $1 million. Competitive pressures to win such high value consignments also resulted in a lower level of commissions earned from consignors.

Three Months Ended March 31	2011	2010	Change	% Change

Lots with a hammer (sale) price of greater than $1 million	101	62	39	63%
Total hammer (sale) price	$349,754	$305,918	$43,836	14%

Finance Revenues

          For the three months ended March 31, 2011, Finance revenues increased $0.3 million (12%) primarily due to a higher balance of interest-bearing loans during the current quarter, including a $55 million client loan made in the fourth quarter of 2010. The overall increase in Finance revenues is partially offset by lower interest rates earned on the loan portfolio, as well as the one-time impact of $0.7 million in interest income recognized in the first quarter of 2010 that was previously considered to be uncollectible. (See Note 5 of Notes to Condensed Consolidated Financial Statements).

          (Note: For the purposes of Management’s Discussion and Analysis, Finance revenues do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Dealer Revenues and Cost of Sales

          Dealer revenues consist of revenues earned from the sale of Dealer inventory, which includes property owned by Noortman Master Paintings and artworks purchased for investment purposes. To a lesser extent, Dealer revenues also include commissions earned by Noortman Master Paintings through the brokering of private art sales and retail wine sales. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory.

          The table below summarizes Dealer revenues, cost of sales and gross (loss) profit for the three months ended March 31, 2011 and 2010 (in thousands of dollars):

			Favorable/(Unfavorable)

	2011	2010	$ Change	% Change

Dealer revenues	$4,615	$2,520	$2,095	83.1%
Dealer cost of sales	(5,943)	(1,788)	(4,155)		*

Dealer gross (loss) profit	$(1,328)	$732	$(2,060)	N/A

          *  Represents a change in excess of 100%.

          The unfavorable comparison of Dealer segment results to the prior period is attributable to a higher level of inventory writedowns in the current period partially offset by an increase in revenues. Through the first three months of 2011 and 2010, Dealer inventory writedowns totaled $2.6 million and $0.3 million, respectively.

Expenses

          For the three months ended March 31, 2011 and 2010, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)

	2011	2010	$ Change	% Change

Direct costs of services	$8,919	$6,871	$(2,048)	(29.8%)
Dealer cost of sales	5,943	1,788	(4,155)	*
Marketing expenses	4,540	2,965	(1,575)	(53.1%)
Salaries and related costs	51,958	46,618	(5,340)	(11.5%)
General and administrative expenses	33,168	31,362	(1,806)	(5.8%)
Depreciation and amortization expense	4,101	4,371	270	6.2%

Total expenses	$108,629	$93,975	$(14,654)	(15.6%)

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

          For the three months ended March 31, 2011, the $2 million (30%) increase in direct costs of services is consistent with the level and composition of Sotheby’s auction offerings in the current period. For example, in the first quarter of 2011, costs to promote the substantially higher level of single-owner sales increased $1.2 million and costs to promote the higher volume of property sold in various-owner sales increased $1 million. The increase in direct costs of services is also partially due to a $0.9 million increase in costs to promote private sales, due in part to the Eduardo Chillida private selling exhibition at Isleworth Golf & Country Club in Windermere, Florida, for which there was no comparable selling exhibition in the prior period, and a higher level of shipping related expenses. The overall increase in direct costs of services is partially offset by favorable experience in property loss and damage claims, which decreased by $1.1 million versus the prior year.

Marketing Expenses

          Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of costs related to Sotheby’s corporate marketing activities, client service initiatives and strategic sponsorships of cultural institutions. For the three months ended March 31, 2011, marketing expenses increased by $1.6 million principally due to increased sponsorships of museums and other cultural institutions, as well as a higher level of costs to support certain strategic initiatives, including brand promotion activities in China and other emerging markets and the enhancement of the Sothebys.com website.

Salaries and Related Expenses

          For the three months ended March 31, 2011 and 2010, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)

	2011	2010	$ Change	% Change

Full-time salaries	$31,407	$28,058	($3,349)	(11.9%)
Payroll taxes	5,555	4,201	(1,354)	(32.2%)
Employee benefits	4,990	3,780	(1,210)	(32.0%)
Share-based payments	4,730	5,850	1,120	19.1%
Incentive compensation expense	1,148	2,116	968	45.7%
Other	4,128	2,613	(1,515)	(58.0%)

Total salaries and related costs	$51,958	$46,618	($5,340)	(11.5%)

          For the three months ended March 31, 2011, salaries and related costs increased $5.3 million (12%), primarily due to higher full-time salaries, payroll taxes and employee benefits. See below for a detailed discussion of the significant factors contributing to the increase in salaries and related costs.

          Full-Time Salaries—For the three months ended March 31, 2011, full-time salaries increased $3.3 million (12%) due to strategic headcount and salary increases. The comparison to the prior year is also impacted by temporary pay reductions for certain senior employees that were in effect during the first quarter of 2010 after being implemented in the second quarter of 2009 in response to a downturn in the international art market.

          Payroll Taxes—For the three months ended March 31, 2011, payroll taxes increased $1.4 million (32%) primarily as a result of a higher value of equity-based awards vesting during the current period and higher full-time salaries, as discussed above.

          Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for employees in the United Kingdom (“U.K.”) and defined contribution and deferred compensation plans for U.S. employees.

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

          For the three months ended March 31, 2011, employee benefit costs increased $1.2 million (32%) primarily due to the increase in full-time salaries discussed above, as well as higher expenses related to Sotheby’s U.S. retirement plans and an increase in severance-related costs. Partially offsetting these increases in employee benefit costs is an increase of $0.5 million in the net pension credit related to the U.K. Pension Plan. This increase is attributable to differences in the market-based assumptions used to determine the net pension credit between the periods.

          In 2011, the net pension credit related to the U.K. Pension Plan is expected to increase by approximately $1.9 million when compared to 2010, primarily as a result of updated market-based assumptions used in determining the net pension credit. (See statement on Forward Looking Statements.)

          Share-Based Payments—Share-based payments consist of the amortization expense for awards of performance-based equity compensation, restricted stock, restricted stock units and stock options. Such equity-based awards are typically granted annually each February, and the value of the awards is generally dependent upon Sotheby’s financial results for the year prior to the grant date. (See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information on Sotheby’s share-based compensation programs.)

          For the three months ended March 31, 2011, share-based payments decreased $1.1 million (19%) when compared to the prior year, principally attributable to a $0.8 million benefit recognized in the current period due to an increase in the number of shares expected to be transferred back to Sotheby’s in conjunction with a performance-based equity compensation arrangement related to Noortman Master Paintings (see Note 11 of Notes to Condensed Consolidated Financial Statements). The decrease in share-based payment expense is also attributable to lower amortization related to prior years’ equity awards. These decreases are partially offset by the impact of a higher value of performance-based equity awards granted to employees in February 2011 when compared to the prior period, due to Sotheby’s significant profitability in 2010.

          In 2011, expense related to share-based payments is expected to increase approximately $0.5 million when compared to 2010. (See statement on Forward Looking Statements.)

          Other Compensation—The increase in other compensation is due to a $0.8 million (54%) increase in temporary employee and overtime costs, and, to a lesser extent, compensation expense accrued in connection with certain employment arrangements entered into in the second half of 2010 and first quarter of 2011.

General and Administrative Expenses

          For the three months ended March 31, 2011, general and administrative expenses increased $1.8 million (6%) primarily due to the following factors:

•

A $1.2 million increase in professional fees primarily attributable to a higher level of legal fees incurred in the current period offset by the partial reimbursement of legal fees as the result of the resolution of a legal matter related to a delinquent client account (see Note 8 of Notes to Condensed Consolidated Financial Statements).

•	A $0.9 million increase in travel and entertainment expenses in response to a higher level of consignment opportunities in the current period.

•	Smaller individual increases in various other general and administrative expenses aggregating to $0.9 million.

          The overall increase in general and administrative expenses is partially offset by a decrease in bad debt expense ($1.2 million), as prior period results include a charge of approximately $1 million related to an overdue auction receivable balance. There was no comparable charge in the first quarter of 2011.

Net Interest Expense

          For the three months ended March 31, 2011, net interest expense decreased $3.5 million, or 31%, due in large part to $2.2 million of interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account (see Note 8 of Notes to Condensed Consolidated Financial Statements). The decrease in net interest expense is also attributable to a $1 million decrease in interest expense resulting from the repurchase of an aggregate principal amount of $48.3 million of Sotheby’s 7.75% Senior Notes in the fourth quarter of 2010. This debt extinguishment will reduce annual interest expense by approximately $3.7 million in each of the years in the period 2011 to 2014 and by approximately $1.8 million in 2015. (See statement on Forward Looking Statements.)

Income Tax Expense (Benefit)

           Quarterly tax expense (benefit) is calculated using an estimated annual effective tax rate for the period using actual historical information and forward looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Furthermore, the effective tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with state, federal or foreign tax authorities; or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

          As discussed above, changes in the jurisdictional mix of forecasted pre-tax income could result in pre-tax income being higher or lower than anticipated in countries with lower statutory tax rates, which could cause Sotheby’s effective tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. This is particularly true in countries where Sotheby’s has significant auction operations such as the U.K., Hong Kong, and Switzerland where the statutory tax rates are approximately 27%, 17%, and 23%, respectively. For the year ended December 31, 2010, pre-tax income of the U.K., Hong Kong, and Switzerland was $87.3 million, $47.1 million, and $18.5 million, respectively, which cumulatively comprised approximately 81% of foreign pre-tax income and approximately 68% of consolidated pre-tax income.

           Management anticipates that Sotheby’s full year effective tax rate for 2011, excluding discrete items, will be approximately 31%. This anticipated full year effective tax rate is lower than the U.S. statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates, partially offset by state and local income taxes and additional U.S. tax on earnings from foreign subsidiaries which are not able to be fully offset by foreign tax credits. (See statement on Forward Looking Statements.)

           Sotheby’s effective income tax expense rate for the three months ended March 31, 2011 is 29.0% compared to an income tax benefit rate of 27.8% in the prior year. The effective income tax expense rate for the three months ended March 31, 2011 is lower than the anticipated full year effective tax rate of 31% as a result of a $0.1 million benefit that was recorded discretely in the period due to the reversal of certain tax contingencies. For the three months ended March 31, 2010, the effective income tax benefit rate of 27.8% was lower than the anticipated full year effective tax rate of 33% as a result of $0.2 million of additional tax expense that was recorded discretely in the period due to the accrual of certain tax contingencies.

          The decrease in Sotheby’s anticipated full year effective income tax expense rate from 33% in 2010 to 31% in 2011 is primarily due to a decrease in forecasted permanent book to tax differences relative to forecasted pre-tax income levels. This decrease is principally related to U.S. tax regulations governing the treatment of income earned by controlled foreign corporations. These tax regulations, which expired on December 31, 2009 and had an adverse impact on the 2010 full year effective income tax rate, were subsequently extended in December 2010. This extension is to be applied retroactively from January 1, 2010 to December 31, 2012. The decrease in the anticipated full year effective income tax expense rate was partially offset by an increase in the proportionate share of forecasted pre-tax income in the U.S. when compared to the prior year, as well as the impact of a benefit recognized in the prior year related to the release of a valuation allowance previously recorded for state and local net operating losses.

           Accounting Standards Codification (“ASC”) 740 (Income Taxes) requires a valuation allowance to be established when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. In circumstances where there is “sufficient negative evidence,” establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of ASC 740. In 2009, as a result of cumulative three year losses in certain state and local jurisdictions and management’s assessment of Sotheby’s ability to utilize certain state and local deferred tax assets, including net operating losses against projected income, a valuation allowance of $14.8 million was established.

           Management continues to monitor Sotheby’s cumulative three-year loss position for state purposes, together with all other available evidence, in its determination of whether it is “more likely than not” that Sotheby’s will realize its state deferred tax assets. If Sotheby’s continues to meet its forecast of future earnings, management anticipates being in a three-year cumulative income position and may have the requisite evidence to reverse all or a portion of the valuation allowance related to state deferred tax assets within the next 12 months which would have a favorable impact on the effective tax rate in future reporting periods. (See statement on Forward Looking Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table summarizes Sotheby’s material contractual obligations and commitments as of March 31, 2011 (in thousands of dollars):

	Payments Due by Period

	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

York Property Mortgage (1)
Principal	$232,997	$3,091	$6,783	$223,123	$—
Interest	54,536	12,913	25,225	16,398	—

Sub-total	287,533	16,004	32,008	239,521	—

Unsecured debt (2)
Principal payments	279,971	200,000	—	79,971	—
Interest payments	31,016	9,323	12,396	9,297	—

Sub-total	310,987	209,323	12,396	89,268	—

Other commitments:					—
Operating lease obligations (3)	100,252	13,935	24,212	17,295	44,810
Employment arrangements (4)	17,349	7,718	8,459	627	545
Auction guarantees (5)	24,494	24,494	—	—	—
Uncertain tax positions (6)	214	214	—	—	—

Sub-total	142,309	46,361	32,671	17,922	45,355

Total	$740,829	$271,688	$77,075	$346,711	$45,355

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

(2)

Represents the aggregate outstanding principal and semi-annual interest payments due on Sotheby’s $80 million 7.75% Senior Notes (the “Senior Notes”) and $200 million 3.125% Convertible Notes (the “Convertible Notes”). The Senior Notes are due on June 15, 2015. Sotheby’s 3.125% Convertible Notes have a stated maturity date of June 15, 2013, but may be redeemed by holders during any fiscal quarter if the closing price of Sotheby’s Common Stock exceeds $44.20 per share for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). The closing price of Sotheby’s Common Stock exceeded $44.20 per share for 20 trading days in the period of 30 consecutive trading days ending on March 31, 2011. As a result, the Convertible Notes are convertible at the option of the holders for a period beginning on April 1, 2011 and ending on June 30, 2011. Accordingly, the Convertible Notes are included in Current Liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2011 and the table above assumes that the Convertible Notes will be repaid within one year of March 31, 2011. However, if the Stock Price Trigger is not met during any subsequent fiscal quarter ending prior to March 15, 2012, all, or a portion, of the remaining outstanding Convertible Notes could again be classified as long-term debt, and Sotheby’s would be required to make interest payments on the remaining outstanding Convertible Notes. (See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on the Convertible Notes and the Senior Notes.)

(3)	Represents rental payments due under Sotheby’s operating lease obligations.

(4)

Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between June 2011 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances.

(5)

From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). As of March 31, 2011, Sotheby’s had outstanding auction guarantees totaling $24.5 million, with each of the individual properties under the outstanding auction guarantees having a presale low estimate that is equal to the guaranteed price. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unaffiliated third parties. If the irrevocable bids are the winning bids for the property underlying these auction guarantees, the total proceeds from the irrevocable bidders, including buyer’s premium, would be no less than the amount of these auction guarantees. The property related to these guarantees has sold or will be offered at auctions in the second quarter of 2011. (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.)

(6)

Excludes the $17.5 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which is classified within long-term liabilities in the March 31, 2011 Condensed Consolidated Balance Sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 13 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

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

          As of March 31, 2011, Sotheby’s had outstanding auction guarantees totaling $24.5 million, with each of the individual properties under the outstanding auction guarantees having a presale low estimate that is equal to the guaranteed price. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unaffiliated third parties. If the irrevocable bids are the winning bids for the property underlying these auction guarantees, the total proceeds from the irrevocable bidders, including buyer’s premium, would be no less than the amount of these auction guarantees. The property related to these guarantees has sold or will be offered at auctions in the second quarter of 2011.

          As of March 31, 2011, $10 million of the guaranteed amount had been advanced to a consignor and was recorded within Notes Receivable in the Condensed Consolidated Balance Sheets. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

          As of April 29, 2011, Sotheby’s had outstanding auction guarantees of $60.1 million, with each of the individual properties under these outstanding auction guarantees having a presale low estimate approximately equal to the guaranteed price. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unaffiliated third parties. If the irrevocable bids are the winning bids for the property underlying these auction guarantees, the total proceeds from the irrevocable bidders, including buyer’s premium, would be no less than the amount of these auction guarantees. The property related to these auction guarantees will be offered at auctions in the second quarter of 2011.

CONTINGENCIES

          For information related to Contingencies, see Notes 6, 8, 11 and 12 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

          For information related to Uncertain Tax Positions, see Note 12 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AS OF MARCH 31, 2011

          Cash Used by Operating Activities—Net cash used by operating activities of $178.7 million for the three months ended March 31, 2011 is principally attributable to an $86.7 million net decrease in amounts owed to clients as a result of the timing of the settlement of Sotheby’s auction sales. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, in certain instances and subject to approval under Sotheby’s policy, Sotheby’s pays the consignor before payment is collected from the buyer. In the first quarter of 2011, cash used by operating activities was reduced in part due to payments made to certain consignors in advance of receiving the related buyer payments, partially offset by amounts collected during the period for which the corresponding consignor payable was settled in late 2010. Net cash used by operating activities was also impacted by a $64.3 million decrease in accounts payable and accrued liabilities, largely due to cash payments related to incentive compensation accrued in 2010, and $23 million in net tax payments made in the first quarter of 2011.

          Cash Provided by Investing Activities—Net cash provided by investing activities of $40.9 million for the three months ended March 31, 2011 is principally attributable to net cash inflows of $37 million related to notes receivable in the period, as there were a greater level of individual loans settled than issued during the period. To a lesser extent, cash provided by investing activities was also due to a $9.3 million decrease in restricted cash, which was primarily the result of $6.6 million in cash that is no longer considered to be restricted due to the resolution of a legal matter (see Note 8 of Notes to Condensed Consolidated Financial Statements). These cash inflows are partially offset by $5.3 million in capital expenditures, a large portion of which were made to support certain Sotheby’s strategic initiatives, including the further enhancement of the sothebys.com website and investments made to enhance Sotheby’s private sale activities.

          Cash Used by Financing Activities—Net cash used by financing activities of $15.1 million for the three months ended March 31, 2011 is principally due to the funding of employee tax obligations upon the vesting of equity awards during the period ($18.4 million). To a lesser extent, net cash used by financing activities was impacted by $3.5 million in dividend payments. These cash outflows are partially offset by $7.2 million in excess tax benefits resulting from the vesting and exercise of employee equity awards in the first quarter of 2011. Due to the significant appreciation of Sotheby’s stock price over the last three years, Sotheby’s equity awards vested at values significantly higher than the value at which such awards had been expensed in the Condensed Consolidated Statements of Operations. Such circumstances result in a higher tax deduction for Sotheby’s. (See Note 11 of Notes to Condensed Consolidated Financial Statements.)

NET (DEBT) CASH

          The table below summarizes Sotheby’s net debt position as of March 31, 2011, December 31, 2010 and March 31, 2010 (in thousands of dollars):

	March 31, 2011	December 31, 2010	March 31, 2010

Cash and cash equivalents	$334,605	$483,663	$214,885

Debt:

Convertible Notes ($200 million face value)	181,260	179,335	173,780
Senior Notes ($80 million face value due June 2015)	79,107	79,073	126,797
York Property Mortgage ($233 million face value due July 2015)	217,865	217,538	216,287

Total debt	478,232	475,946	516,864

Net (debt) cash	$(143,627)	$7,717	$(301,979)

          The improvement in Sotheby’s net debt position as of March 31, 2011 when compared to March 31, 2010 is primarily attributable to a significantly higher level of cash, which is principally the result of Sotheby’s higher operating results during the twelve months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and Cash Equivalents—As of March 31, 2011, Sotheby’s had cash and cash equivalents of approximately $334.6 million, of which $74.5 million was held in the U.S. and $260.1 million was held by foreign subsidiaries. The focus of Sotheby’s current investment policy is to preserve principal and ensure short-term liquidity. Accordingly, current cash balances are invested in overnight deposits at the highest rated banks.

          Revolving Credit Facility—On August 31, 2009, Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). On November 23, 2010, Sotheby’s entered into an amendment to the Credit Agreement with GE Capital, as Agent, and the lenders named therein (collectively, the “Lenders”). The amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby’s.

          The following summary does not purport to be a complete summary of the Credit Agreement, as amended, and is qualified in its entirety by reference to the Credit Agreement and each of the respective amendments, copies of which were filed as exhibits to previous SEC filings. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and each of the respective amendments.

          The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base, and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, with Lenders’ approval, to increase the borrowing capacity of the Credit Agreement, as amended, by an amount not to exceed $50 million. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. Sotheby’s has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception. As of March 31, 2011, the amount of available borrowings under the Revolving Credit Facility was approximately $130.8 million, as calculated under the borrowing base provided by the Credit Agreement, as amended.

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

          The Credit Agreement, as amended, contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees and limitations on the use of proceeds from borrowings under the Credit Agreement, as amended. The Credit Agreement, as amended, also restricts quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon Sotheby’s achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement, as amended.

          The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2011.

          The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby’s meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby’s 3.125% Convertible Notes (the “Convertible Notes”) are converted or discharged.

          Liquidity and Capital Requirements—Sotheby’s generally relies on operating cash flows and existing cash balances to meet its liquidity and capital requirements, supplemented by Revolving Credit Facility borrowings, if needed. The timing and extent of any borrowings under the Revolving Credit Facility is dependent upon a number of factors including, but not limited to, the cyclical nature of the international art market, the seasonality of Sotheby’s business, the timing of auction sale settlements and the funding of notes receivable and consignor advances.

          As discussed above, as of March 31, 2011, Sotheby’s had cash and cash equivalents of approximately $334.6 million, of which $74.5 million was held in the U.S. and $260.1 million was held by foreign subsidiaries. Of the $260.1 million in foreign cash balances, approximately $200 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $200 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or debt repayments. (See statement on Forward Looking Statements.)

          Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of dividends, as well as the funding of the short-term commitments due on or before March 31, 2012 as summarized in the table of contractual obligations and commitments above. (See Note 6 of Notes to Condensed Consolidated Financial Statements for a detailed discussion of  Sotheby’s debt obligations.)

          Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. (See Note 6 of Notes to Condensed Consolidated Financial Statements for a detailed discussion of  Sotheby’s debt obligations.)

          Management believes that operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the September 1, 2014 expiration of the Credit Agreement.

          As discussed in footnote (2) to the table of contractual obligations and commitments above, Sotheby’s 3.125% Convertible Notes are convertible at the option of the holders during the fiscal quarter beginning on April 1, 2011 and ending on June 30, 2011. Accordingly, the Convertible Notes are included in Current Liabilities in Sotheby’s Condensed Consolidated Balance Sheet as of March 31, 2011. Upon conversion, Sotheby’s will pay or deliver, as the case may be, cash, shares of Common Stock or a combination thereof at its election. It is Sotheby’s current intent and policy to redeem up to the principal amount of the Convertible Notes in cash. To the extent that there are any Convertible Note redemptions in the second quarter of 2011, Sotheby’s expects to fund the principal portion of any such redemptions using U.S. cash balances and, if necessary, Revolving Credit Facility borrowings and foreign cash balances that have been deemed to not be indefinitely reinvested. Management believes that convertible debt with features similar to the Convertible Notes is usually held until maturity and, therefore, does not expect a material amount of redemptions in the second quarter of 2011. As of the date of this filing, none of the Convertible Notes have been redeemed. (See statement on Forward Looking Statements.)

          In light of Sotheby’s improved liquidity position, management will continue to assess opportunities to invest its excess liquidity in operations, as well as in traditional corporate finance alternatives, including further repurchases of the 7.75% Senior Notes, some action with respect to the dividend and/or a repurchase of shares of Common Stock, subject to the amount and timing of any Convertible Note redemptions before the original June 15, 2013 maturity date.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009–13, “Multiple-Deliverable Revenue Arrangements,” which is codified in ASC 605 (Revenue Recognition). This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update was effective starting in the first quarter of 2011 and did not impact Sotheby’s financial statements.

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

FORWARD LOOKING STATEMENTS

          This Form 10-Q contains certain forward looking statements; as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of Sotheby’s. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed below under Part II, Item 1A, “Risk Factors,” which are not ranked in any particular order.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Sotheby’s continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of March 31, 2011, Sotheby’s material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to its deferred compensation liability, (v) the York Property Mortgage, (vi) its 7.75% Senior Notes, (vii) its 3.125% Convertible Notes, (viii) its deferred compensation liability and (ix) its outstanding forward exchange contracts.

          Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value related to its financial instruments.

          As of March 31, 2011, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $23.6 million.

          Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent when necessary, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s purchases foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction. As of March 31, 2011, the notional value of forward exchange contracts outstanding was $33.5 million. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under such contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its forward exchange contracts. Sotheby’s does not expect any counterparties to fail to meet their obligations, given their high credit ratings.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          As of March 31, 2011, Sotheby’s has carried out an evaluation, under the supervision and with the participation of Sotheby’s management, including Sotheby’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Sotheby’s disclosure controls and procedures. Based upon that evaluation, Sotheby’s Chief Executive Officer and Chief Financial Officer have concluded that Sotheby’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2011.

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

          Sotheby’s Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby’s in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby’s in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby’s had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby’s and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby’s. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby’s employee. The California action that Mr. Minor had commenced against Sotheby’s has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby’s opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor’s claims. In July 2009, Sotheby’s moved for summary judgment against the remainder of Mr. Minor’s claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor’s motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. During the course of the litigation, Sotheby’s reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby’s motions for summary judgment, denied Mr. Minor’s motion for partial summary judgment and entered a judgment in Sotheby’s favor in the amount of $6.6 million, which was collected by Sotheby’s in the second quarter of 2010. This judgment included $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby’s. The judgment also included an award of attorney’s fees, in an amount that the court later determined to be $2.5 million. In April 2010, Mr. Minor filed a notice of appeal of the court’s order and judgment. In January 2011, Sotheby’s entered into an agreement with the California Franchise Tax Board (the “CFTB”) that provides for the release by the CFTB of potential claims it might have had to the $6.6 million that Sotheby’s had collected from Mr. Minor. In February 2011, Mr. Minor and Sotheby’s entered into a settlement agreement pursuant to which Mr. Minor dismissed his pending appeal and agreed to pay Sotheby’s an additional $2.5 million in exchange for a release by Sotheby’s of the uncollected $2.5 million judgment that it has against Mr. Minor and any claim for additional attorney’s fees. The total amount that Sotheby’s will ultimately recover in relation to the $2.5 million settlement is uncertain. As of March 31, 2011 approximately $0.4 million of this settlement amount was paid to Sotheby’s by Mr. Minor. As a result of the agreement with the CFTB in January 2011 and the February 2011 settlement with Mr. Minor, Sotheby’s recognized a benefit of $3 million in its Condensed Consolidated Statement of Operations in the first quarter of 2011. This benefit relates to interest earned on Mr. Minor’s overdue balance ($2.2 million), compensation for lost auction commissions ($0.4 million) and partial reimbursement of legal fees ($0.4 million). Sotheby’s is not currently aware of any other asserted claims against Mr. Minor that could compromise or adversely impact its position in any of the judgments discussed above. (See statement on Forward Looking Statements.)

          Friesland Bank NV (the “Bank”) v. Sotheby’s Financial Services Ltd. and Sotheby’s (the “Sotheby’s Parties”) is a dispute between the Bank, which is located in the Netherlands, and the Sotheby’s Parties regarding the priority of their respective pledges over a U.K. collection of books and manuscripts (the “U.K. Collection”) owned by Joost Ritman, a Dutch national.

          Pursuant to a Loan, Private Treaty Sale and Consignment Agreement dated May 29, 2009 between Mr. Ritman (and Ritman owned entities) and the Sotheby’s Parties (the “Sotheby’s Agreement”), Mr. Ritman pledged the U.K. Collection to Sotheby’s Financial Services Ltd. as collateral for a loan made by Sotheby’s Financial Services Ltd. in the sum of €5 million (approximately $7 million). In November 2010, the Bank notified the Sotheby’s Parties that in July 2005 Mr. Ritman had entered into a prior Deed of Pledge with the Bank and that the U.K. Collection formed part of the collateral for the Bank’s loan to Mr. Ritman in 2005 in the sum of approximately €20 million (approximately $28 million).

          In April 2011, the Bank commenced legal proceedings against the Sotheby’s Parties. The issues between the Bank and the Sotheby’s Parties are whether (i) the later English possessory pledge to the Sotheby’s Parties takes priority over an earlier Dutch non-possessory pledge to the Bank and whether (ii) the Sotheby’s Parties were on actual or constructive notice of the existence of the earlier Dutch non-possessory pledge to the Bank at the time that they entered into the Sotheby’s Agreement in 2009.

          The Sotheby’s Parties are due to file their defense to the claim by May 12, 2011 and have made pre-judgment attachments against real estate owned by the Ritmans in the Netherlands. Sotheby’s Financial Services Ltd. filed a debt action against Mr. Ritman in the Netherlands on May 2, 2011.

          Management believes that there are meaningful defenses to the claims asserted by the Bank and this matter will be vigorously contested.

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

          Sotheby’s 3.125% Convertible Notes have a stated maturity date of June 15, 2013, but may be exercised during any fiscal quarter if the closing price of Sotheby’s Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter. The closing price of Sotheby’s Common Stock exceeded $44.20 per share for 20 trading days in the period of 30 consecutive trading days ending on March 31, 2011. As a result, the Convertible Notes are convertible at the option of the holders for the fiscal quarter beginning on April 1, 2011 and ending on June 30, 2011. It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash. If any of the Convertible Notes are redeemed during the fiscal quarter beginning on April 1, 2011 and ending on June 30, 2011, Sotheby’s liquidity would be reduced. Furthermore, if the Convertible Notes were to become exercisable during any fiscal quarter subsequent to June 30, 2011, and if any holders of the Convertible Notes elected to exercise during such periods, Sotheby’s liquidity would be reduced.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2011, Sotheby’s held its annual meeting of shareholders. The matters on which the shareholders voted were:

(1)	The election of thirteen directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified;

(2)	The ratification of the appointment of Deloitte & Touche LLP as Sotheby’s independent auditors for the year ending December 31, 2011;

(3)	Advisory vote on 2010 named executive officer compensation and

(4)	Advisory vote on the frequency of shareholder advisory vote on named executive officer compensation.

The results of the voting are shown below:

(1)	ELECTION OF DIRECTORS (PROPOSAL 1)

	Name of Nominee	FOR	AGAINST	ABSTAIN

	John M. Angelo	53,438,473	32,458	7,749
	Michael Blakenham	52,845,159	626,723	6,799
	The Duke of Devonshire	49,947,369	3,523,911	7,400
	Daniel Meyer	53,282,612	189,230	6,838
	James Murdoch	52,994,141	477,315	7,224
	Allen Questrom	53,431,844	39,799	7,038
	William F. Ruprecht	52,881,336	590,405	6,939
	Marsha Simms	53,297,184	171,449	10,046
	Michael I. Sovern	52,849,258	621,654	7,769
	Donald M. Stewart	53,406,730	64,543	7,408
	Robert S. Taubman	52,172,378	1,297,934	8,368
	Diana L. Taylor	53,452,762	19,359	6,558
	Dennis M. Weibling	53,424,663	44,369	9,648

(2)	RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PROPOSAL 2)

	59,097,869	Votes were cast;
	58,377,980	Votes were cast for the resolution;
	708,789	Votes were cast against the resolution; and
	11,100	Votes abstained

(3)	ADVISORY VOTE TO APPROVE 2010 NAMED EXECUTIVE OFFICER EXECUTIVE COMPENSATION (PROPOSAL 3)

	53,478,680	Votes were cast;
	49,032,566	Votes were cast for the resolution;
	1,127,915	Votes were cast against the resolution; and
	3,318,199	Votes abstained

(4)	ADVISORY VOTE ON THE FREQUENCY OF AN ADVISORY VOTE ON EXECUTIVE COMPENSATION (PROPOSAL 4)

				TOTAL VOTES CAST
ONE YEAR	TWO YEARS	THREE YEARS	ABSTAIN

37,155,622	157,393	12,854,573	3,311,092	53,478,680

At a meeting of Sotheby’s Board of Directors on May 5, 2011, the Board of Directors determined that, based on the recommendation of the shareholders, the advisory vote on Sotheby’s Named Executive Officer Compensation will be presented to the shareholders annually.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Eleventh Amendment to the Agreement of Partnership, dated February 8, 2011, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS*	XBRL Instance Document.

	101.SCH*	XBRL Taxonomy Extension Schema Document.

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Reports on Form 8-K

	(i)	On March 3, 2011, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

(ii)

On March 15, 2011, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

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

Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: May 9, 2011

Exhibit Index

Exhibit No.	Description

10.1	Eleventh Amendment to the Agreement of Partnership, dated February 8, 2011, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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