Form 10-Q
period 2011-06-30
SOTHEBYS
filed 2011-08-04
CIK 823094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

Commission File Number 1-9750

(Exact name of registrant as specified in its charter)

Delaware	38-2478409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1334 York Avenue
New York, New York	10021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 606-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 26, 2011, there were 67,553,008 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOTHEBY’S

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Auction and related revenues	$353,564	$269,801	$463,925	$365,428
Finance revenues	3,184	2,023	6,099	4,636
Dealer revenues	11,642	8,337	16,257	10,857
License fee revenues	1,270	1,129	2,711	1,834
Other revenues	135	120	385	534

Total revenues	369,795	281,410	489,377	383,289

Expenses:
Direct costs of services	26,293	21,159	35,212	28,030
Dealer cost of sales	8,312	6,527	14,255	8,315
Marketing expenses	3,296	3,251	7,836	6,216
Salaries and related costs	96,504	74,321	148,462	120,939
General and administrative expenses	40,258	32,376	73,384	63,619
Depreciation and amortization expense	4,241	4,081	8,342	8,452
Restructuring charges, net	2,226	(21)	2,268	98

Total expenses	181,130	141,694	289,759	235,669

Operating income	188,665	139,716	199,618	147,620

Interest income	547	385	3,137	738
Interest expense	(10,559)	(11,717)	(20,947)	(23,336)
Other expense	(765)	(933)	(369)	(872)

Income before taxes	177,888	127,451	181,439	124,150
Equity in earnings of investees, net of taxes	152	36	53	244
Income tax expense	50,806	41,248	51,837	40,332

Net income	$127,234	$86,239	$129,655	$84,062

Basic earnings per share - Sotheby’s common shareholders (see Note 3)	$1.87	$1.27	$1.91	$1.24

Diluted earnings per share - Sotheby’s common shareholders (see Note 3)	$1.81	$1.26	$1.85	$1.22

Weighted average basic shares outstanding	67,405	66,337	67,188	66,167

Weighted average diluted shares outstanding	69,491	67,041	69,252	66,972

Cash dividends paid per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	June 30, 2011 (UNAUDITED)	December 31, 2010	June 30, 2010 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$666,181	$483,663	$462,549
Restricted cash	50,286	18,812	31,864
Accounts receivable, net of allowance for doubtful accounts of $4,984, $4,716 and $4,996	1,021,460	681,800	666,766
Notes receivable, net of allowance for credit losses of $834, $971 and $1,148	32,330	101,850	61,182
Inventory	126,687	126,534	143,416
Deferred income taxes	9,079	15,057	14,021
Income tax receivable	16,039	5,108	5,948
Prepaid expenses and other current assets	27,012	17,580	16,634

Total Current Assets	1,949,074	1,450,404	1,402,380

Notes receivable	162,691	175,423	91,951
Fixed assets, net of accumulated depreciation and amortization of $155,428, $147,280 and $138,691	375,410	372,692	364,508
Goodwill and other intangible assets, net of accumulated amortization of $6,532, $5,846 and $5,193	15,214	15,012	14,822
Equity method investments	14,931	15,154	16,337
Deferred income taxes	32,403	39,703	44,269
Trust assets related to deferred compensation liability	42,587	39,024	35,875
Pension asset	61,654	55,180	15,125
Other long-term assets	15,488	16,036	17,185

Total Assets	$2,669,452	$2,178,628	$2,002,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$981,431	$675,586	$638,074
Convertible debt, net	16,611	—	—
Accounts payable and accrued liabilities	98,164	66,846	69,538
Accrued salaries and related costs	61,764	85,471	46,710
Accrued income taxes	47,580	40,109	31,849
Deferred income taxes	757	282	603
Other current liabilities	13,269	9,090	14,763

Total Current Liabilities	1,219,576	877,384	801,537

Long-term debt, net	460,640	472,862	516,883
Deferred income taxes	8,485	8,913	452
Accrued income taxes	4,640	4,932	12,083
Deferred compensation liability	40,254	36,176	32,394
Other long-term liabilities	6,899	6,853	6,854

Total Liabilities	1,740,494	1,407,120	1,370,203

Commitments and contingencies (see Note 9)

Shareholders’ Equity:
Common Stock, $0.01 par value	675	673	668
Authorized shares—200,000,000
Issued and outstanding shares—67,553,008, 67,320,667 and 67,007,643
Additional paid-in capital	350,023	345,066	327,366
Retained earnings	567,502	444,717	374,568
Accumulated other comprehensive income (loss)	10,758	(18,948)	(70,353)

Total Shareholders’ Equity	928,958	771,508	632,249

Total Liabilities and Shareholders’ Equity	$2,669,452	$2,178,628	$2,002,452

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Thousands of dollars)

	Six Months Ended
	June 30, 2011	June 30, 2010
Operating Activities:
Net income	$129,655	$84,062

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,342	8,452
Equity in earnings of investees	(53)	(244)
Deferred income tax expense	10,273	3,783
Share-based compensation	10,399	10,636
Net pension benefit	(2,797)	(1,826)
Asset provisions	4,738	2,956
Amortization of discount on debt	5,838	5,483
Excess tax benefits from share-based payments	(7,242)	—
Other	439	302

Changes in assets and liabilities:
Accounts receivable	(336,013)	(316,942)
Due to consignors	303,347	298,649
Inventory	68	(10,147)
Prepaid expenses and other current assets	(2,021)	1,814
Other long-term assets	(3,226)	3,598
Income tax receivable and deferred income tax assets	(1,736)	(962)
Accrued income taxes and deferred income tax liabilities	6,730	29,469
Accounts payable and accrued liabilities and other liabilities	15,013	27,171

Net cash provided by operating activities	141,754	146,254

Investing Activities:
Funding of notes receivable	(76,460)	(104,170)
Collections of notes receivable	164,444	121,070
Capital expenditures	(8,546)	(6,954)
Distributions from equity investees	320	1,160
Increase in restricted cash	(30,637)	(9,868)

Net cash provided by investing activities	49,121	1,238

Financing Activities:
Dividends paid	(6,871)	(6,881)
Repayments of York Property Mortgage	(1,302)	—
Proceeds from exercise of employee stock options	2,566	9,347
Excess tax benefits from share-based payments	7,242	—
Funding of employee tax obligations upon the vesting of share-based payments	(18,451)	(6,300)

Net cash used by financing activities	(16,816)	(3,834)

Effect of exchange rate changes on cash and cash equivalents	8,459	(2,688)

Increase in cash and cash equivalents	182,518	140,970
Cash and cash equivalents at beginning of period	483,663	321,579

Cash and cash equivalents at end of period	$666,181	$462,549

Supplemental information on non-cash financing activities:

See Note 6 for information regarding the $8.1 million current asset related to Sotheby’s Convertible Note Hedges and the $4 million current liability related to the embedded conversion option in Sotheby’s 3.125% Convertible Notes. These amounts were recorded in the second quarter of 2011, with offsetting amounts recorded in Shareholders’ Equity and Deferred Income Taxes.

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

3. Earnings Per Share

Basic earnings per share—Basic earnings per share attributable to Sotheby’s common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby’s participating securities include unvested share-based payments to employees that have non-forfeitable rights to dividends such as restricted stock and restricted stock units (see Note 12).

Diluted earnings per share—Diluted earnings per share attributable to Sotheby’s common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby’s potential common shares include the following:

•

Unvested performance share units and incremental common shares issuable upon the exercise of stock options. Such potential common shares are included in the computation of diluted earnings per share using the treasury stock method.

•	Deferred stock units issued pursuant to the Sotheby’s Stock Compensation Plan for Non-Employee Directors.

•

In reporting periods during which the average trading price of Sotheby’s Common Stock exceeds the $34 per share conversion price of its 3.125% Convertible Notes (the “Convertible Notes”), the net shares that would be delivered to settle the conversion premium assuming all of the Convertible Notes are redeemed.

•

In reporting periods during which the average trading price of Sotheby’s Common Stock exceeds the $44.905 per share exercise price of the warrants that were sold in conjunction with the issuance of the Convertible Notes (the “Warrants”), the net shares that would be delivered to settle the Warrants as calculated under the treasury stock method.

During the first and second quarters of 2011, the average trading price of Sotheby’s Common Stock exceeded the $34 per share conversion price of the Convertible Notes. As a result, for the three and six months ended June 30, 2011, 1.4 million shares of Sotheby’s Common Stock were included in the calculation of weighted average diluted shares outstanding related to the Convertible Notes. (See Note 6 for additional information related to the Convertible Notes.)

During the first quarter of 2011, the average trading price of Sotheby’s Common Stock exceeded the $44.905 per share exercise price of the Warrants. However, the average trading price of Sotheby’s Common Stock did not exceed the exercise price of the Warrants in the second quarter of 2011. As a result, for the three and six months ended June 30, 2011, zero and 31,000 shares of Sotheby’s Common Stock, respectively, were included in the calculation of weighted average diluted shares outstanding related to the Warrants. (See Note 6 for additional information related to the Warrants.)

For the three and six months ended June 30, 2011 and 2010, no potential common shares were excluded from the computation of diluted earnings per share.

The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Numerator:
Net income attributable to Sotheby’s	$127,234	$86,239	$129,655	$84,062
Less: Net income attributable to participating securities	1,237	1,905	1,602	2,176

Net income attributable to Sotheby’s common shareholders	$125,997	$84,334	$128,053	$81,886

Denominator:
Weighted average common shares outstanding	67,405	66,337	67,188	66,167

Basic earnings per share - Sotheby’s common shareholders	$1.87	$1.27	$1.91	$1.24

Diluted:
Numerator:
Net income attributable to Sotheby’s	$127,234	$86,239	$129,655	$84,062
Less: Net income attributable to participating securities	1,201	1,886	1,556	2,152

Net income attributable to Sotheby’s common shareholders	$126,033	$84,353	$128,099	$81,910

Denominator:
Weighted average common shares outstanding	67,405	66,337	67,188	66,167
Weighted average dilutive potential common shares outstanding	2,086	704	2,064	805

Denominator for calculation of diluted earnings per share	69,491	67,041	69,252	66,972

Diluted earnings per share - Sotheby’s common shareholders	$1.81	$1.26	$1.85	$1.22

4. Segment Reporting

Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. The table below presents Sotheby’s revenues and income (loss) before taxes by segment for the three and six months ended June 30, 2011 and 2010 (in thousands of dollars):

	Auction	Finance	Dealer	All Other	Reconciling items	Total
Three months ended June 30, 2011
Revenues	$353,564	$4,401	$11,642	$1,405	($1,217)	$369,795
Segment income before taxes	$170,688	$4,885	$1,508	$1,083	($276)	$177,888
Three months ended June 30, 2010
Revenues	$269,801	$4,565	$8,337	$1,249	($2,542)	$281,410
Segment income before taxes	$123,854	$2,759	$3	$890	($55)	$127,451
Six months ended June 30, 2011
Revenues	$463,925	$8,686	$16,257	$3,096	($2,587)	$489,377
Segment income (loss) before taxes	$171,823	$8,323	($973)	$2,363	($97)	$181,439
Six months ended June 30, 2010
Revenues	$365,428	$8,741	$10,857	$2,368	($4,105)	$383,289
Segment income (loss) before taxes	$118,444	$6,009	($1,325)	$1,396	($374)	$124,150

The reconciling item related to Revenues represents charges from the Finance segment to the Auction segment for short-term, interest-free or other below market consignor advances with maturities typically ranging between 3 and 6 months (see Note 5). The reconciling item related to segment income (loss) before taxes represents Sotheby’s pre-tax share of earnings related to its equity investees, which is included in the Dealer segment.

The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2011, December 31, 2010 and June 30, 2010 (in thousands of dollars):

	June 30, 2011	December 31, 2010	June 30, 2010
Auction	$2,306,823	$1,784,045	$1,682,993
Finance	197,933	244,463	153,010
Dealer	105,595	88,845	100,516
All Other	1,580	1,407	1,695

Total segment assets	2,611,931	2,118,760	1,938,214
Unallocated amounts:
Deferred tax assets and income tax receivable	57,521	59,868	64,238

Consolidated assets	$2,669,452	$2,178,628	$2,002,452

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

Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future auction or negotiate a private sale. However, in certain limited instances and subject to approval under Sotheby’s policy, the consignor may be paid before payment is collected from the buyer and/or the buyer is allowed to take possession of the property before payment is received. In situations when the buyer takes possession of the property before payment is received, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of June 30, 2011, net Accounts Receivable of approximately $1 billion includes $83.4 million related to situations in which buyers have taken possession of the property before making payment to Sotheby’s. Management believes that adequate allowances have been established to provide for potential losses on any uncollected amounts.

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

Sotheby’s target loan-to-value ratio (“LTV”), which is defined as the principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are sometimes made at an initial LTV higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposal plans for the collateral. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. As of June 30, 2011 and 2010, the aggregate LTV of Finance segment secured loans was 37%. As of June 30, 2011, Finance segment secured loans with an LTV above 50% totaled $90 million and represented 46% of net Notes Receivable. The collateral related to these loans had a low auction estimate of $156.9 million. As of June 30, 2010, Finance segment secured loans with an LTV above 50% totaled $60.5 million, and the collateral related to these loans had a low auction estimate of $102.2 million.

From 2008 through June 30, 2011, Sotheby’s recognized $0.1 million of cumulative losses related to specific impaired Finance segment secured loans. The tables below provide other credit quality information regarding Finance segment secured loans as of June 30, 2011 and 2010 (in thousands of dollars):

	June 30, 2011	December 31, 2010	June 30, 2010
Total secured loans	$192,717	$241,631	$144,425
Loans past due	$20,183	$23,888	$31,209
Loans more than 90 days past due accruing interest	$17,290	$19,663	$21,550
Non-accrual loans	$893	$1,028	$1,142
Impaired loans	$0	$137	$100

	June 30, 2011	December 31, 2010	June 30, 2010
Allowance for credit losses - impaired loans	$0	$137	$100
Allowance for credit losses based on historical data	834	834	1,048

Total allowance for credit losses - secured loans	$834	$971	$1,148

Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of June 30, 2011, $18.2 million of the net Notes Receivable balance was considered to be past due, of which almost the entire balance was more than 90 days past due and still accruing interest. The collateral related to these secured loans has a low auction estimate of approximately $57.4 million. In consideration of the value of the collateral related to these loans, current collateral disposal plans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.

If a loan is considered to be impaired, it is placed on non-accrual status, and Finance Revenue is no longer recognized. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower. If sufficient additional collateral is not provided by the borrower, any cash receipts subsequently received thereafter on impaired loans are directly applied to reduce the recorded investment in the loan.

During the period January 1, 2010 to June 30, 2011, activity related to the allowance for credit losses is as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2010	$1,028
Change in loan loss provision	(57)

Allowance for credit losses at December 31, 2010	971
Change in loan loss provision	—
Write-offs	(137)

Allowance for credit losses as of June 30, 2011	$834

Sotheby’s is obligated under the terms of certain auction guarantees (see Note 10) to advance a portion of the guaranteed amount prior to auction. Such Auction segment advances are recorded on Sotheby’s balance sheet within Notes Receivable. As of June 30, 2011 and 2010, there were no such advances outstanding. On rare occasions, in order to attract future consignments, Sotheby’s also makes unsecured loans to clients. The table above does not include unsecured loans of $3.1 million and $9.7 million as of June 30, 2011 and 2010, respectively.

The Finance segment’s loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between 3 and 6 months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. For the three months ended June 30, 2011 and 2010, the weighted average interest rates earned on Notes Receivable were 5.4% and 4.2%, respectively. For the six months ended June 30, 2011 and 2010, the weighted average interest rates earned on Notes Receivable were 5% and 5.2%, respectively. The carrying value of the loan portfolio approximates its fair value.

As of June 30, 2011, loans to entities related to one borrower totaled $50.2 million, which comprised approximately 26% of the net Notes Receivable balance. As of June 30, 2011, loans to two other borrowers of $27.7 million and $20 million comprised approximately 14% and 10%, respectively, of the net Notes Receivable balance.

6. Debt

Revolving Credit Facility—On August 31, 2009, Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The Credit Agreement was amended by Sotheby’s, GE Capital and the lenders named therein (collectively, the “Lenders”) on November 23, 2010. This amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby’s.

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

The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base, and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, with Lenders’ approval, to increase the borrowing capacity of the Credit Agreement, as amended, by an amount not to exceed $50 million. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. Sotheby’s has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception. As of June 30, 2011, the amount of available borrowings under the Revolving Credit Facility was approximately $98.3 million, as calculated under the borrowing base provided by the Credit Agreement, as amended.

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

The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2011.

The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby’s meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby’s 3.125% Convertible Notes (the “Convertible Notes”) are converted or discharged.

Long-Term Debt—As of June 30, 2011, December 31, 2010 and June 30, 2010, Long-Term Debt consisted of the following (in thousands of dollars):

	June 30, 2011	December 31, 2010	June 30, 2010
York Property Mortgage, net of unamortized discount of $14,257, $16,039 and $17,822	$218,020	$217,538	$217,178
Senior Notes, net of unamortized discount of $829, $898 and $1,398	79,143	79,073	126,852
Convertible Notes, net of unamortized discount of $16,678, $20,665 and $24,404	183,222	179,335	175,596
Less current portion:
York Property Mortgage	(3,134)	(3,084)	(2,743)
Convertible Notes, net of unamortized discount of $1,521	(16,611)	—	—

Total Long-Term Debt	$460,640	$472,862	$516,883

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

The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to either pre-pay or refinance the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby’s balance sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. Sotheby’s paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense over the remaining expected term of the loan.

As of June 30, 2011, December 31, 2010 and June 30, 2010, the carrying value of the York Property Mortgage was $218 million, $217.5 million and $217.2 million, respectively. As of June 30, 2011 and December 31, 2010, the current liability related to the York Property Mortgage was $3.1 million. As of June 30, 2010, the current liability related to the York Property Mortgage was $2.7 million. The current portion of the York Property Mortgage is reflected on Sotheby’s balance sheet within Other Current Liabilities. As of June 30, 2011, the fair value of the York Property Mortgage was approximately $232 million.

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

Through December 31, 2010, Sotheby’s had repurchased an aggregate principal amount of $70 million of its Senior Notes for a purchase price of $65.3 million. These repurchases have resulted in a life-to-date non-cash net gain of approximately $2. 5million, net of fees, consisting of a $7.8 million gain recognized in the fourth quarter of 2008, a $1 million gain recognized in the first quarter of 2009 and a $6.3 million loss recognized in the fourth quarter of 2010. There have been no Senior Notes repurchases in 2011. As of June 30, 2011, the Senior Notes had a fair value of approximately $87.6 million based on a broker quoted price.

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

Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby’s may not redeem the Convertible Notes prior to their stated maturity date. As of June 30, 2011, the Convertible Notes had a fair value of approximately $283.3 million based on a broker quoted price.

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

The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted under certain conditions, including, if during any fiscal quarter (and only during such fiscal quarter), the closing price of Sotheby’s Common Stock exceeds $44.20 per share (i.e., 130% of the Conversion Price) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). Upon conversion, Sotheby’s will pay or deliver, as the case may be, cash, shares of Common Stock, or a combination thereof, at its election. It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash. However, depending on the level of available cash and Sotheby’s liquidity, as well as the amount of conversion requests received at any one time, management may elect to settle the entire Conversion Obligation (i.e., principal amount plus conversion premium) in cash.

On April 1, 2011, the trustee for the Convertible Notes notified bondholders that the Convertible Notes would be convertible at their option for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the closing price of Sotheby’s Common Stock exceeding $44.20 for 20 trading days in the 30 consecutive trading days ending on March 31, 2011.

In June 2011, Sotheby’s received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. Sotheby’s has notified these holders that it will pay the entire Conversion Obligation in cash. In accordance with the terms of the Convertible Notes, the Conversion Obligation will be based on a formula, which is the sum of 1/30th of the product of the applicable conversion rate and the daily per share volume weighted average stock price for 30 consecutive trading days beginning three trading days after the conversion request is received from the trustee. Management estimates that the Conversion Obligation related to these conversion requests will be approximately $24 million ($18.1 million related to principal and approximately $6 million related to the conversion premium). Sotheby’s will simultaneously recover the cash paid to fund the conversion premium through its exercise of a portion of the Convertible Note Hedges (see discussion below). The settlement of the June 2011 conversion requests and the corresponding Convertible Note Hedges will occur in August 2011. Management does not expect the settlement of these transactions to have a material effect on Sotheby’s future earnings.

Upon the adoption of Accounting Standards Codification (“ASC”) 470-20, Debt – Debt With Conversion and Other Options, the liability and equity components of the Convertible Notes were separately accounted for in Sotheby’s financial statements. The liability component was initially valued at $161.8 million using Sotheby’s nonconvertible debt borrowing rate, which was estimated to be 7.75% at the date of adoption, and was accounted for as Long-Term Debt. The equity component (i.e., the embedded conversion option) was initially valued at $38.2 million ($21 million, net of taxes) and was accounted for as a component of Additional Paid-In Capital within Shareholders’ Equity. The corresponding debt discount is being amortized to Interest Expense over the life of the Convertible Notes using the effective interest rate method. The amount recorded in Shareholders’ Equity is not remeasured as long as it continues to meet the conditions for equity classification. As of June 30, 2011, the unamortized discount related to the Convertible Notes was $16.8 million. To the extent that any Convertible Notes are converted prior to June 15, 2013, a pro rata portion of the unamortized discount and deferred transaction costs relating to such conversions would be written off in the period during which the conversions are settled.

As of June 30, 2011, management evaluated the embedded conversion option in the Convertible Notes and concluded that a portion of the amount recorded in Shareholders’ Equity no longer met the conditions for equity classification as a result of Sotheby’s irrevocable election to settle the Conversion Obligation related to the June 2011 conversion requests solely in cash. Accordingly, as of June 30, 2011, the $4.1 million fair value of this portion of the embedded conversion option was recorded in Other Current Liabilities, with a corresponding reduction to Shareholders’ Equity of $2.6 million, net of taxes. Management evaluated the portion of the embedded conversion option that will remain after the settlement of the June 2011 conversion requests as of June 30, 2011 and concluded that it should not be accounted for separately as a derivative financial instrument because it continues to be indexed to Sotheby’s Common Stock. Accordingly, this portion of the embedded conversion option in the Convertible Notes was not remeasured and remains recorded as a component of Additional Paid-In Capital within Shareholders’ Equity. As of June 30, 2011, the amount recorded in Additional Paid-In Capital related to the embedded conversion option was $34.1 million ($18.4 million, net of taxes). As of December 31, 2010 and June 30, 2010, this amount was $38.2 million ($21 million, net of taxes).

The Stock Price Trigger was not met during the second quarter of 2011. Therefore, as of June 30, 2011, $16.6 million of the Convertible Notes (representing the principal amount of the Convertible Notes to be redeemed in the third quarter of 2011, net of unamortized discount) is reflected within Current Liabilities and the remaining carrying amount of Convertible Notes ($166.6 million) is reported within Long-Term Debt on Sotheby’s balance sheet. The Convertible Notes may again be classified within Current Liabilities if the Stock Price Trigger is met in future fiscal quarters.

Convertible Note Hedge and Warrant Transactions—On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby’s entered into convertible note hedge transactions (the “Convertible Note Hedges”) that allow Sotheby’s to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the Conversion Price of the Convertible Notes. The Convertible Note Hedges cover, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock. The Convertible Note Hedges may be settled in cash, Sotheby’s Common Stock, or a combination thereof, and are intended to offset the impact of any conversion premium payable upon potential future conversions of the Convertible Notes. In the event that Sotheby’s elects to settle the conversion premium related to any Convertible Note redemptions in cash, the Convertible Note Hedges will allow Sotheby’s to recover this amount. In the event that Sotheby’s elects to settle the conversion premium related to any Convertible Note redemptions in shares of its Common Stock, the Convertible Note Hedges will offset the dilutive impact of any shares issued. The Convertible Note Hedges expire upon the maturity of the Convertible Notes.

As discussed above, in June 2011, Sotheby’s received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. As a result, in June 2011, Sotheby’s exercised the portion of the Convertible Note Hedges related to these conversion requests and will recover the cash paid to fund the conversion premium. The settlement of the June 2011 conversion requests and the corresponding Convertible Note Hedges will occur in August 2011. Management does not expect the settlement of these transactions to have a material effect on Sotheby’s future earnings.

The Convertible Note Hedges initially met all of the applicable criteria for equity classification and, as a result, in June 2008, the related $40.6 million cost ($22.5 million, net of taxes) was recorded on Sotheby’s balance sheet as a component of Additional Paid-In Capital within Shareholders’ Equity. As of June 30, 2011, management evaluated the Convertible Note Hedges and concluded that a portion of the amount recorded in Shareholders’ Equity no longer met the conditions for equity classification as a result of the irrevocable election to settle the June 2011 exercises of the Convertible Note Hedges solely in cash. Accordingly, as of June 30, 2011, the $8.2 million fair value of this portion of the Convertible Note Hedges was recorded in Other Current Assets, with a corresponding increase to Shareholders’ Equity of $5.3 million, net of taxes. Management evaluated the portion of the Convertible Note Hedges that will remain after the settlement of the June 2011 exercises as of June 30, 2011 and concluded that it should not be accounted for separately as a derivative financial instrument because it continues to be indexed to Sotheby’s Common Stock. Accordingly, this portion of the Convertible Note Hedges was not remeasured and remains recorded as a component of Additional Paid-In Capital within Shareholders’ Equity.

On June 11, 2008, Sotheby’s also entered into warrant transactions, whereby it sold to the Counterparties Warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock at $44.905 per share that may only be exercised beginning on the June 15, 2013 maturity date of the Convertible Notes. As of June 11, 2008, the Warrants met all of the applicable criteria for equity classification and, as a result, the $22.3 million in net proceeds received from the sale of the Warrants was recorded on Sotheby’s balance sheet within Additional Paid-In Capital in Shareholders’ Equity. As of June 30, 2011, management evaluated the Warrants and concluded that they should not be accounted for separately as a derivative financial instrument because they continue to be indexed to Sotheby’s Common Stock. Accordingly, the $22.3 million in net proceeds received from the sale of the Warrants remains recorded as a component of Additional Paid-In Capital within Shareholders’ Equity.

Future Principal and Interest Payments—As of June 30, 2011, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

July 2011 to June 2012	$45,851
July 2012 to June 2013	209,769
July 2013 to June 2014	22,202
July 2014 to June 2015	102,173
July 2015 to June 2016	219,516

Total future principal and interest payments	$599,511

Interest Expense—For the three and six months ended June 30, 2011 and 2010, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revolving credit facility:
Amortization of amendment and arrangement fees	$436	$674	$881	$1,345
Commitment fees	316	506	622	989

Sub-total	752	1,180	1,503	2,334

York Property Mortgage	4,213	4,240	8,401	8,444
Senior Notes	1,585	2,537	3,169	5,073
Convertible Notes	3,524	3,379	7,012	6,723
Other interest expense	485	381	862	762

Total interest expense	$10,559	$11,717	$20,947	$23,336

For the three and six months ended June 30, 2011 and 2010, Other interest expense consisted primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.

For the three and six months ended June 30, 2011 and 2010, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contractual coupon interest expense	$1,562	$1,562	$3,125	$3,125
Discount amortization	1,962	1,817	3,887	3,598

Total	$3,524	$3,379	$7,012	$6,723

7. Defined Benefit Pension Plan

Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). For the three and six months ended June 30, 2011 and 2010, the components of the net pension benefit related to the U.K. Pension Plan are (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$1,011	$929	$2,013	$1,902
Interest cost	3,441	3,351	6,850	6,859
Expected return on plan assets	(5,857)	(5,175)	(11,660)	(10,593)
Amortization of prior service cost	—	3	—	6

Net pension benefit	$(1,405)	$(892)	$(2,797)	$(1,826)

In 2011, Sotheby’s expects to contribute approximately $3 million to the U.K. Pension Plan, of which $1.5 million has been contributed through June 30, 2011.

8. Restructuring Charges, Net

On June 27, 2011, the Executive Committee of Sotheby’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) impacting Sotheby’s operations in Italy and the Netherlands. The Restructuring Plan will streamline Sotheby’s European selling operations, with a renewed emphasis on relationships with key clients and the sourcing of important collections. The Restructuring Plan will also allow Sotheby’s global management to focus resources on growing markets, especially China, and other strategic priorities. In the Netherlands, the Restructuring Plan will result in the cessation of all local auction sales. In Italy, Sotheby’s will significantly reduce its auction sales calendar, but plans to continue to conduct auctions of Contemporary and Modern Art. Sotheby’s streamlined European operations will continue to source property to its other selling locations throughout the world, as well as pursue private sale opportunities.

The Restructuring Plan will reduce staff by 23, which represents approximately 45% of Sotheby’s current headcount in Italy and the Netherlands and 2% of its global headcount. The Restructuring Plan will also allow Sotheby’s to completely exit its leased Amsterdam salesroom facility, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.

The Restructuring Plan is expected to result in total Restructuring Charges of approximately $4.1 million in 2011, consisting of $1.7 million in employee termination benefits recognized in the second quarter of 2011 and $2.4 million in lease exit costs, of which $0.5 million was recognized in the second quarter of 2011. The remaining $1.9 million in lease exit costs are expected to be recognized in the second half of 2011 upon the completion of negotiations with the lessor. Accrued restructuring costs of $2.2 million are recorded within Accounts Payable and Accrued Liabilities in the June 30, 2011 Condensed Consolidated Balance Sheet. Total cash expenditures related to the Restructuring Plan are expected to be approximately $4.6 million and are expected to be made in the second half of 2011.

9. Commitments and Contingencies

Employment Arrangements—As of June 30, 2011, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between February 2012 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $23.7 million as of June 30, 2011.

Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $11.6 million as of June 30, 2011, of which $0.7 million is committed to an employee of Sotheby’s who is not an Executive Officer.

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

Friesland Bank NV (the “Bank”) v. Sotheby’s Financial Services Ltd. and Sotheby’s (the “Sotheby’s Parties”) was a dispute between the Bank, which is located in the Netherlands, and the Sotheby’s Parties regarding the priority of their respective pledges over a U.K. collection of books and manuscripts (the “U.K. Collection”) owned by Joost Ritman, a Dutch national. Pursuant to a Loan, Private Treaty Sale and Consignment Agreement dated May 29, 2009 between Mr. Ritman (and Ritman owned entities) and the Sotheby’s Parties (the “Sotheby’s Agreement”), Mr. Ritman pledged the U.K. Collection to Sotheby’s Financial Services Ltd. as collateral for a loan made by Sotheby’s Financial Services Ltd. in the sum of €5 million. In November 2010, the Bank notified the Sotheby’s Parties that in July 2005 Mr. Ritman had entered into a prior Deed of Pledge with the Bank and that the U.K. Collection formed part of the collateral for the Bank’s loan to Mr. Ritman in 2005 in the sum of approximately €20 million. In April 2011, the Bank commenced legal proceedings against the Sotheby’s Parties. The issues between the Bank and the Sotheby’s Parties were whether (i) the later English possessory pledge to the Sotheby’s Parties had priority over an earlier Dutch non-possessory pledge to the Bank and whether (ii) the Sotheby’s Parties were on actual or constructive notice of the existence of the earlier Dutch non-possessory pledge to the Bank at the time that they entered into the Sotheby’s Agreement in 2009. The litigation commenced by the Bank against the Sotheby’s Parties was settled on June 3, 2011 and the legal proceedings have been discontinued. As a result of the settlement, the loan and any related interest have been paid in-full.

(See Notes 5, 10 and 13 for information on other contingencies. See Notes 6, 7 and 8 for information on other commitments.)

10. Auction Guarantees

From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as Inventory on Sotheby’s balance sheet at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property’s net realizable value (i.e., expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory on Sotheby’s balance sheet.

Sotheby’s may reduce its financial exposure under auction guarantees through risk and reward sharing arrangements, which include:

•

Contractual arrangements under which a counterparty contractually commits to bid a predetermined price for the guaranteed property (an “irrevocable bid”). If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

•

Contractual arrangements under which a counterparty contractually commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee, if the property sells for less than the guaranteed price, or (ii) a share of the guaranteed price, if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, if the property sells, the counterparty is entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

The counterparties to these auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.

As of June 30, 2011 and August 3, 2011, Sotheby’s had an outstanding auction guarantee of $7.5 million. The minimum sales price related to this auction guarantee is within the presale estimates for the property. Sotheby’s financial exposure under this auction guarantee is eliminated by an irrevocable bid from an unaffiliated third party. The property related to this auction guarantee will be offered at auction in the fourth quarter of 2011.

11. Comprehensive Income

Sotheby’s comprehensive income includes the net income for the period, as well as other comprehensive income (loss) which consists almost entirely of the change in the foreign currency translation adjustment account. For the three and six months ended June 30, 2011 and 2010, comprehensive income consists of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$127,234	$86,239	$129,655	$84,062
Other Comprehensive Income (Loss) :
Foreign currency exchange rate gains (losses)	13,137	(13,063)	29,706	(32,010)
Amortization of prior service cost related to the U.K. Pension Plan, net of taxes	—	2	—	4

Total other comprehensive income (loss)	13,137	(13,061)	29,706	(32,006)

Comprehensive income	$140,371	$73,178	$159,361	$52,056

12. Share-Based Payments and Dividends

Share-Based Payments—Share-based payments to employees include performance-based equity compensation, restricted stock, restricted stock units and stock options, as discussed in more detail below. For the three and six months ended June 30, 2011 and 2010, compensation expense related to share-based payments, which is reflected within Salaries and Related Costs in Sotheby’s Condensed Consolidated Statements of Operations, is summarized as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pre-Tax	$5,669	$4,786	$10,399	$10,636
After-Tax	$3,806	$3,045	$7,340	$6,959

For the six months ended June 30, 2011, Sotheby’s realized $7.2 million of excess tax benefits related to share-based payment arrangements. These excess tax benefits represent the amount by which the tax deduction ultimately received by Sotheby’s as a result of the exercise or vesting of share-based payments exceeds the tax benefit initially recognized upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in Additional Paid-in Capital in the Condensed Consolidated Balance Sheets and are classified within Cash Provided (Used) by Financing Activities in the Condensed Consolidated Statements of Cash Flows.

As of June 30, 2011, unrecognized compensation expense related to the unvested portion of share-based payments was approximately $29.6 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 3.3 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.

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

Restricted Stock and RSU’s generally vest evenly over a four year service period. Prior to vesting, holders of Restricted Stock have voting rights and are entitled to receive dividends, while holders of RSU’s do not have voting rights, but are entitled to receive dividend equivalents. Dividends and dividend equivalents paid to holders of unvested Restricted Stock and RSU’s are not forfeitable. Restricted Stock and RSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.

Performance Share Units—Performance Share Units (or “PSU’s”) are RSU’s issued pursuant to the Restricted Stock Unit Plan which vest ratably, generally over four years, if Sotheby’s achieves certain profitability targets. Prior to vesting, holders of PSU’s do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are credited to holders of PSU’s and are only paid for the portion of PSU’s that vest. PSU’s may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU’s better align Sotheby’s variable compensation strategy with its financial performance and the cyclical nature of the art market and further align the interests of Sotheby’s management with its shareholders. Accordingly, Sotheby’s intends to grant future equity awards in the form of PSU’s with performance and service conditions, rather than RSU’s with service conditions only.

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

Summary of Restricted Stock, RSU’s and PSU’s—For the six months ended June 30, 2011, changes in the number of outstanding Restricted Stock, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock, RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	2,370	$18.86
Granted	628	$41.80
Vested	(988)	$23.17
Canceled	(1)	$30.87

Outstanding at June 30, 2011	2,009	$23.91

In the first quarter of 2011, Sotheby’s issued 627,566 PSU’s with a grant date fair value of $26.2 million as follows: (i) 526,903 PSU’s with a fair value of $22 million related to Sotheby’s incentive compensation programs and (ii) 100,663 PSU’s with a fair value of $4.25 million issued to Mr. Ruprecht in relation to his September 2010 employment agreement, as discussed above.

In March 2011, 242,539 PSU’s awarded in February 2010 vested as a result of the achievement of the corresponding profitability target for the year ended December 31, 2010. In addition, in March 2011, 120,000 Restricted Stock shares granted to Mr. Ruprecht in April 2006 vested as a result of the achievement of a five-year profitability target. The aggregate fair value of Restricted Stock, RSU’s and PSU’s that vested during the six months ended June 30, 2011 and 2010 was $44.9 million and $17.8 million, respectively, based on the closing price of Sotheby’s Common Stock on the dates the shares vested.

As of June 30, 2011, 1.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.

Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. Changes in the number of stock options outstanding for the six months ended June 30, 2011 were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	512	$21.82
Granted	—	$—
Exercised	(121)	$21.44

Outstanding at June 30, 2011	391	$21.94	8.4	$8,444

Exercisable at June 30, 2011	16	$17.84	6.5	$404

The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 and 2010, was $3.2 million and $2 million, respectively. Cash received from the exercise of stock options that were exercised during the six months ended June 30, 2011 was $2.6 million. Cash received from the exercise of stock options that were exercised during the six months ended June 30, 2010 totaled $5.3 million. Sotheby’s also received $4.1 million in cash in January 2010 for stock options that were exercised in late December 2009. For the six months ended June 30, 2011 and 2010, the excess tax benefits realized from the exercise of stock options totaled $0.8 million and $0.6 million, respectively.

Noortman Master Paintings (“NMP”)—On June 7, 2006, Sotheby’s entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby’s acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby’s paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Common Stock. Pursuant to the Purchase Agreement, if NMP failed to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration will be transferred back to Sotheby’s. The minimum level of financial performance was not achieved as of June 30, 2011, and as a result, approximately 150,000 shares of Sotheby’s Common Stock will be transferred back to Sotheby’s in the third quarter of 2011. For the three and six months ended June 30, 2011, Sotheby’s recorded expense of $0.2 million and a net benefit of $0.6 million, respectively, to compensation expense as the result of adjustments to management’s prior estimates of the number of shares of Common Stock that will be transferred back to Sotheby’s.

Dividends—During the three and six months ended June 30, 2011, Sotheby’s paid dividends of $3.4 million and $6.9 million, respectively. On August 3, 2011, Sotheby’s Board of Directors declared a quarterly dividend of $0.05 per share (approximately $3.4 million) to be paid to shareholders of record as of September 1, 2011 on September 15, 2011.

The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

13. Uncertain Tax Positions

As of June 30, 2011, the liability for unrecognized tax benefits, excluding interest and penalties, was $31.8 million, representing an increase of $2.6 million when compared to December 31, 2010. As of June 30, 2010, the liability for unrecognized tax benefits was $51.4 million. As of June 30, 2011 and 2010, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate is $15.0 million and $31.6 million, respectively.

Sotheby’s believes it is reasonably possible that a decrease of $0.5 million in the balance of unrecognized tax benefits can occur within 12 months of the June 30, 2011 balance sheet date as a result of the expiration of the statute of limitations and an expected settlement of a currently ongoing tax audit.

Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions. Years still open for audit are, for federal purposes, from 2007, and for the following major state and local jurisdictions: New York State from 2007; New York City from 2007; and California from 2005. Sotheby’s foreign subsidiaries file income tax returns in the countries in which they have operations. Years still open to examination by foreign tax authorities include Hong Kong from 2005 and the U.K. from 2005.

Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. Sotheby’s accrual for such interest and penalties increased by $0.2 million for the six months ended June 30, 2011.

Sotheby’s policy is to record interest expense related to sales, value added and other taxes as Interest Expense in its statements of operations. Penalties related to such taxes are recorded as General and Administrative Expenses in its statements of operations. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense in Sotheby’s statements of operations.

14. Related Party Transactions

For the three and six months ended June 30, 2011, Sotheby’s recognized aggregate auction commission revenues of $1.8 million and $5 million, respectively, related to the purchase of property by related parties. These revenues represent approximately 1% of total revenues through the first six months of 2011. As of June 30, 2011, net Accounts Receivable of $1 billion includes $13 million associated with related party transactions, representing approximately 1% of net Accounts Receivable.

15. Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009–13, Multiple-Deliverable Revenue Arrangements, which is codified in ASC 605, Revenue Recognition. This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update was effective starting in the first quarter of 2011 and did not impact Sotheby’s financial statements.

In June 2011, the FASB issued ASU 2011–05, Presentation of Comprehensive Income, which is codified in ASC 220, Comprehensive Income. This update eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity and requires entities to report the components of comprehensive income (i.e., net income and other comprehensive income) in either: (1) a single, continuous statement of comprehensive income or (2) two separate, but consecutive, statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income and does not require incremental disclosures in addition to those already required by ASC 220. This update will be effective for Sotheby’s quarterly and annual financial statements beginning in the first quarter of 2012. Management is currently evaluating the adoption alternatives provided by ASU 2011-05.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Sotheby’s defines EBITDA as net income, excluding income tax expense, interest expense, interest income and depreciation and amortization expense. Sotheby’s defines EBITDA Margin as EBITDA as a percentage of total revenues. Management cautions users of Sotheby’s financial statements that amounts presented in accordance with its definitions of EBITDA and EBITDA Margin may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate such measures in the same manner. Management believes that EBITDA and EBITDA Margin provide important supplemental measures of Sotheby’s performance and that these measures may be used by securities analysts, investors and other interested parties in the evaluation of Sotheby’s. Management also utilizes EBITDA in analyzing Sotheby’s performance and in the determination of annual incentive compensation. A reconciliation of EBITDA to net income derived in accordance with GAAP is presented below in “Reconciliation of Non-GAAP Financial Measures.”

Overview

For the three and six months ended June 30, 2011, Sotheby’s net income increased by 48% and 54%, respectively, when compared to the same periods in the prior year. This improvement is principally due to significantly higher auction and private sale commission revenues, partially offset by an increase in operating expenses that is due, in part, to higher incentive compensation costs. Sotheby’s current period results reflect the continuing strength of the global art market, with first half Net Auction Sales of $2.5 billion exceeding the total achieved in the most recent peak years between 2006 and 2008. Importantly, these results were achieved with a significantly lower risk profile, as Sotheby’s continued to be highly selective in its use of auction guarantees and has only issued auction guarantees in tandem with risk sharing arrangements that greatly reduce its financial exposure.

Outlook

Management is encouraged by the level of Net Auction Sales to date in 2011 and remains encouraged by the continuing strength of the global art market, the buying activity of clients from emerging markets and the level and quality of consignments for Sotheby’s remaining auctions scheduled for the second half of 2011. Sotheby’s continues to experience a greater level of price competition, especially for the highest quality collections, which is likely to continue to impact the Auction Commission Margin earned on future sales. (See statement on Forward Looking Statements.)

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

The following tables provide a summary of Sotheby’s results of operations for the three and six months ended June 30, 2011 and 2010, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2011	2010	$ Change	% Change
Revenues:
Auction and related revenues	$353,564	$269,801	$83,763	31.0%
Finance revenues	3,184	2,023	1,161	57.4%
Dealer revenues	11,642	8,337	3,305	39.6%
License fee revenues	1,270	1,129	141	12.5%
Other revenues	135	120	15	12.5%

Total revenues	369,795	281,410	88,385	31.4%
Expenses	181,130	141,694	(39,436)	(27.8%)

Operating income	188,665	139,716	48,949	35.0%
Net interest expense	(10,012)	(11,332)	1,320	11.6%
Other expense	(765)	(933)	168	18.0%

Income before taxes	177,888	127,451	50,437	39.6%
Equity in earnings of investees, net of taxes	152	36	116	*
Income tax expense	50,806	41,248	(9,558)	(23.2%)

Net income	$127,234	$86,239	$40,995	47.5%

Key performance indicators:
Aggregate Auction Sales (a)	$2,263,323	$1,588,882	$674,441	42.4%
Net Auction Sales (b)	$1,925,965	$1,349,247	$576,718	42.7%
Private Sales (c)	$339,561	$109,113	$230,448	*
Consolidated Sales (d)	$2,614,526	$1,706,332	$908,194	53.2%
Auction Commission Margin (e)	16.4%	18.7%	N/A	(12.6%)
Direct Costs as a percentage of Net Auction Sales	1.4%	1.6%	N/A	13.0%
Average loan portfolio (f)	$224,274	$188,702	$35,572	18.9%
EBITDA (g)	$192,417	$142,919	$49,498	34.6%
EBITDA Margin (g) (h)	52.0%	50.8%	N/A	2.5%

			Favorable/(Unfavorable)
Six Months Ended June 30,	2011	2010	$ Change	% Change
Revenues:
Auction and related revenues	$463,925	$365,428	$98,497	27.0%
Finance revenues	6,099	4,636	1,463	31.6%
Dealer revenues	16,257	10,857	5,400	49.7%
License fee revenues	2,711	1,834	877	47.8%
Other revenues	385	534	(149)	(27.9%)

Total revenues	489,377	383,289	106,088	27.7%
Expenses	289,759	235,669	(54,090)	(23.0%)

Operating income	199,618	147,620	51,998	35.2%
Net interest expense	(17,810)	(22,598)	4,788	21.2%
Other expense	(369)	(872)	503	57.7%

Income before taxes	181,439	124,150	57,289	46.1%
Equity in earnings of investees, net of taxes	53	244	(191)	(78.3%)
Income tax expense	51,837	40,332	(11,505)	(28.5%)

Net income	$129,655	$84,062	$45,593	54.2%

Key performance indicators:
Aggregate Auction Sales (a)	$2,963,838	$2,154,184	$809,654	37.6%
Net Auction Sales (b)	$2,523,650	$1,834,559	$689,091	37.6%
Private Sales (c)	$448,414	$209,892	$238,522	*
Consolidated Sales (d)	$3,428,509	$2,374,933	$1,053,576	44.4%
Auction Commission Margin (e)	16.4%	18.3%	N/A	(10.7%)
Direct Costs as a percentage of Net Auction Sales	1.4%	1.5%	N/A	8.7%
Average loan portfolio (f)	$227,434	$164,295	$63,139	38.4%
EBITDA (g)	$207,687	$155,576	$52,111	33.5%
EBITDA Margin (g) (h)	42.4%	40.6%	N/A	4.6%

Legend:

*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s.
(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.
(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(f)	Represents the average loan portfolio of Sotheby’s Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.
(h)	Represents EBITDA as a percentage of total revenues.

Revenues

For the three and six months ended June 30, 2011 and 2010, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2011	2010	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$315,693	$252,705	$62,988	24.9%
Private sale commissions	29,920	10,832	19,088	*
Principal activities	1,147	(795)	1,942	*
Other auction and related revenues**	6,804	7,059	(255)	(3.6%)

Total auction and related revenues	353,564	269,801	83,763	31.0%

Other revenues:
Finance revenues	3,184	2,023	1,161	57.4%
Dealer revenues	11,642	8,337	3,305	39.6%
License fee revenues	1,270	1,129	141	12.5%
Other	135	120	15	12.5%

Total other revenues	16,231	11,609	4,622	39.8%

Total revenues	$369,795	$281,410	$88,385	31.4%

			Favorable/(Unfavorable)
Six Months Ended June 30,	2011	2010	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$413,524	$336,159	$77,365	23.0%
Private sale commissions	38,188	19,356	18,832	97.3%
Principal activities	1,361	(1,176)	2,537	*
Other auction and related revenues**	10,852	11,089	(237)	(2.1%)

Total auction and related revenues	463,925	365,428	98,497	27.0%

Other revenues:
Finance revenues	6,099	4,636	1,463	31.6%
Dealer revenues	16,257	10,857	5,400	49.7%
License fee revenues	2,711	1,834	877	47.8%
Other	385	534	(149)	(27.9%)

Total other revenues	25,452	17,861	7,591	42.5%

Total revenues	$489,377	$383,289	$106,088	27.7%

*	Represents a change in excess of 100%.
**	Principally includes fees charged for auction expenses and catalogue subscription revenues.

Auction and Related Revenues

For the three and six months ended June 30, 2011, auction and related revenues improved $83.8 million (31%) and $98.5 million (27%), respectively, when compared to the same periods in the prior year, almost entirely due to increased auction and private sale commission revenues. The comparison to the prior periods is also favorably impacted by changes in foreign currency exchange rates, which contributed approximately $18.3 million and $19.9 million, respectively, to the improvement versus the prior periods. See the discussion below for a more detailed explanation of the factors contributing to the improvement in auction and related revenues.

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

For the three and six months ended June 30, 2011, auction commission revenues increased $63 million (25%) and $77.4 million (23%), respectively, due to a significant improvement in Net Auction Sales partially offset by a decline in Auction Commission Margin. The comparison to the prior periods is also favorably impacted by changes in foreign currency exchange rates, which contributed $16.7 million and $18.3 million, respectively, to the improvement versus the prior periods. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.

Net Auction Sales—For the three and six months ended June 30, 2011, Net Auction Sales increased $576.7 million (43%) and $689.1 million (38%), respectively, when compared to the same periods in the prior year. This increase reflects the continued strength of the global art market, which has been supported, in part, by a surge of activity from buyers and sellers from emerging markets, especially China. The increase in Net Auction Sales was also driven by a number of significant single-owner sales conducted in the current periods. Also, Net Auction Sales were favorably impacted by changes in foreign currency exchange rates, which contributed $92.7 million and $103.5 million to the overall increases, respectively.

Excluding the impact of changes in foreign currency exchange rates, the increases in Net Auction Sales for these periods is specifically attributable to:

•

Second quarter and year-to-date increases of $275.7 million (163%) and $350.2 million (192%), respectively, in worldwide sales of Asian Art primarily due to several unprecedented second quarter sales of single-owner collections conducted in Hong Kong, including The Meiyingtang Collection of Chinese Porcelain ($76.5 million), The Mei Yun Tang Collection of Paintings by Chang Dai-chien ($76.5 million) and The Ullens Collection of Contemporary Chinese Art ($46.7 million). Recurring various-owner sales of Asian Art also performed well, with second quarter and June year-to-date increases of $100.3 million (68%) and $133 million (83%), respectively.

•	Second quarter and year-to-date increases of $54.7 million and $47.5 million, respectively, in sales of Impressionist Art and Contemporary Art.

•

Second quarter and year-to-date increases of $105 million and $125.2 million, respectively, in single-owner sales in other collecting categories, including the sales of the Evill/Frost Collection of 20th Century British Art ($59.8 million) and The Stuart Cary Welch Collection of Arts of the Islamic World and Arts of India ($40.9 million).

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

In certain situations, the Auction Commission Margin is adversely impacted by arrangements whereby Sotheby’s auction commission is shared with a consignor. In such situations, Sotheby’s may share its auction commission with a consignor in order to secure a high value consignment without issuing an auction guarantee.

Auction Commission Margin may also be adversely impacted by the use of auction guarantees. Sotheby’s may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby’s reduces its financial exposure under the auction guarantee in exchange for sharing its auction commission. Also, in situations when the guaranteed property sells for less than the guaranteed price, all or a portion of the auction commissions earned are used to reduce Sotheby’s principal loss on the transaction. (See Note 10 in Notes to Condensed Consolidated Financial Statements.)

For the three and six months ended June 30, 2011, Auction Commission Margin was 16.4%, compared to 18.7% and 18.3%, respectively, in the same periods of the prior year. The decreases in Auction Commission Margin are attributable to competitive pressures to win high value consignments, which resulted in lower levels of seller’s commission and a higher level of auction commissions shared with consignors when compared to the prior periods. For example, as shown in the following table, there was a material increase in the number and value of lots sold with a hammer (sale) price over $1 million in the three and six months ended June 30, 2011 (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2011	2010	$ Change	% Change
Lots with a hammer (sale) price of greater than $1 million	350	211	139	66%
Total hammer (sale) price	$1,077,707	$725,712	$351,995	49%

			Favorable/(Unfavorable)
Six Months Ended June 30,	2011	2010	$ Change	% Change
Lots with a hammer (sale) price of greater than $1 million	451	273	178	65%
Total hammer (sale) price	$1,427,461	$1,031,631	$395,830	38%

Private Sale Commissions

For the three and six months ended June 30, 2011, private sale commissions increased $19.1 million (176%) and $18.8 million (97%), respectively, when compared to the same periods in the prior year. These increases are attributable to a significantly higher volume of high value property sold privately, primarily in the second quarter of 2011 and reflect Sotheby’s continued strategic focus on private selling activities.

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

The table below summarizes Dealer revenues, cost of sales and gross profit for the three and six months ended June 30, 2011 and 2010 (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2011	2010	$ Change	% Change
Dealer revenues	$11,642	$8,337	$3,305	39.6%
Dealer cost of sales	(8,312)	(6,527)	(1,785)	27.3%

Dealer gross profit	$3,330	$1,810	$1,520	84.0%

			Favorable/(Unfavorable)
Six Months Ended June 30,	2011	2010	$ Change	% Change
Dealer revenues	$16,257	$10,857	$5,400	49.7%
Dealer cost of sales	(14,255)	(8,315)	(5,940)	71.4%

Dealer gross profit	$2,002	$2,542	$(540)	(21.2%)

For the three months ended June 30, 2011, Dealer gross profit improved by $1.5 million due to the performance of Noortman Master Paintings, which earned a higher profit margin on sales of inventory, and a higher level of commissions from the brokering of private art sales.

For the six months ended June 30, 2011, the decrease in Dealer gross profit is attributable to a higher level of inventory writedowns, which occurred in the first quarter of 2011, the impact of which is largely offset by the performance of Noortman Master Paintings, as discussed above. For the six months ended June 30, 2011 and 2010, dealer inventory writedowns totaled $2.6 million and $0.6 million, respectively.

Expenses

For the three and six months ended June 30, 2011 and 2010, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2011	2010	$ Change	% Change
Direct costs of services	$26,293	$21,159	$(5,134)	(24.3%)
Dealer cost of sales	8,312	6,527	(1,785)	(27.3%)
Marketing expenses	3,296	3,251	(45)	(1.4%)
Salaries and related costs	96,504	74,321	(22,183)	(29.8%)
General and administrative expenses	40,258	32,376	(7,882)	(24.3%)
Depreciation and amortization expense	4,241	4,081	(160)	(3.9%)
Restructuring charges, net	2,226	(21)	(2,247)	*

Total expenses	$181,130	$141,694	$(39,436)	(27.8%)

			Favorable /(Unfavorable)
Six Months Ended June 30,	2011	2010	$ Change	% Change
Direct costs of services	$35,212	$28,030	$(7,182)	(25.6%)
Dealer cost of sales	14,255	8,315	(5,940)	(71.4%)
Marketing expenses	7,836	6,216	(1,620)	(26.1%)
Salaries and related costs	148,462	120,939	(27,523)	(22.8%)
General and administrative expenses	73,384	63,619	(9,765)	(15.3%)
Depreciation and amortization expense	8,342	8,452	110	1.3%
Restructuring charges, net	2,268	98	(2,170)	*

Total expenses	$289,759	$235,669	$(54,090)	(23.0%)

*	Represents a change in excess of 100%

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

For the three and six months ended June 30, 2011, direct costs of services increased $5.1 million (24%), and $7.2 million (26%), respectively, when compared to the same periods in the prior year. These increases are consistent with the level and composition of Sotheby’s auction offerings in the current periods. In particular, the costs to promote the substantially higher level of single-owner sales increased $3 million and $4.5 million for the three and six months ended June 30, 2011, respectively. Additionally, the level of direct costs of services in 2011 reflects fees associated with the increased usage of debit and credit cards by buyers from China. Direct costs for the three and six months ended June 30, 2011 were also unfavorably impacted by changes in foreign currency exchange rates, which increased direct costs $1.3 million and $1.4 million, respectively.

The overall increase in direct costs of services for the three and six months ended June 30, 2011 is partially offset by an unexpected recovery of $0.9 million recognized in the second quarter of 2011 related to a property damage loss initially recognized in the first quarter of 2010.

Marketing Expenses

Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of costs related to Sotheby’s corporate marketing activities, client service initiatives and strategic sponsorships of cultural institutions. For the six months ended June 30, 2011, marketing expenses increased by $1.6 million (26%) principally due to increased sponsorships of museums and other cultural institutions, as well as a higher level of costs incurred to support certain strategic initiatives, including brand promotion activities in China and other emerging markets and the enhancement of the sothebys.com website.

Salaries and Related Expenses

For the three and six months ended June 30, 2011 and 2010, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2011	2010	$ Change	% Change
Full-time salaries	$32,590	$27,692	($4,898)	(17.7%)
Payroll taxes	7,071	5,552	(1,519)	(27.4%)
Employee benefits	4,134	2,910	(1,224)	(42.1%)
Incentive compensation expense	42,489	28,908	(13,581)	(47.0%)
Share-based payments	5,669	4,786	(883)	(18.4%)
Other *	4,551	4,473	(78)	(1.7%)

Total salaries and related costs	$96,504	$74,321	($22,183)	(29.8%)

			Favorable / (Unfavorable)
Six Months Ended June 30,	2011	2010	$ Change	% Change
Full-time salaries	$63,997	$55,750	($8,247)	(14.8%)
Payroll taxes	12,626	9,753	(2,873)	(29.5%)
Employee benefits	9,124	6,690	(2,434)	(36.4%)
Incentive compensation expense	43,637	31,024	(12,613)	(40.7%)
Share-based payments	10,399	10,636	237	2.2%
Other *	8,679	7,086	(1,593)	(22.5%)

Total salaries and related costs	$148,462	$120,939	($27,523)	(22.8%)

Key Performance Indicator:
Salaries and related costs as a % of total revenues	30.3%	31.6%	N/A	3.9%

*	Principally includes expense related to the cost of temporary labor and overtime, as well as expense related to certain employment arrangements.

For the three and six months ended June 30, 2011, salaries and related costs increased $22.2 million (30%) and $27.5 million (23%), respectively, primarily due to higher incentive compensation costs and higher full-time salaries, as well as the unfavorable impact of changes in foreign currency exchange rates. See below for a detailed discussion of the significant factors contributing to the increases in salaries and related costs.

Incentive Compensation—The amount of incentive compensation expense recorded in a period is largely dependent upon the level of Sotheby’s earnings, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby’s full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for the brokering of certain eligible private sale transactions. The increase in incentive compensation expense for the three and six months ended June 30, 2011 is due to the significant improvement in Sotheby’s earnings, and, to a lesser extent, the significant increase in private sale commissions.

Full-Time Salaries—For the three and six months ended June 30, 2011, full-time salaries increased $4.9 million (18%) and $8.2 million (15%), respectively, due to strategic headcount and salary increases and the unfavorable impact of changes in foreign currency exchange rates, which contributed $1.6 million and $2 million to the quarter and year-to-date increases, respectively.

Payroll Taxes—For the three and six months ended June 30, 2011, payroll taxes increased $1.5 million (27%) and $2.9 million (30%), respectively, primarily as a result of higher incentive compensation and full-time salaries, as discussed above, a higher value of share-based payment awards vesting during the first quarter of 2011 and the unfavorable impact of changes in foreign currency exchange rates, which contributed $0.5 million and $0.6 million to the second quarter and year-to-date increases, respectively.

Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as non-restructuring related employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for employees in the U.K. and defined contribution and deferred compensation plans for U.S. employees.

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

For the three and six months ended June 30, 2011, employee benefit costs increased $1.2 million (42%) and $2.4 million (36%), respectively, primarily due to the increases in full-time salaries and incentive compensation discussed above, as well as higher expenses related to the DCP and Sotheby’s U.S. health and welfare programs, and higher non-restructuring related severance costs. Partially offsetting the overall unfavorable variance in employee benefit costs are increases of $0.5 million and $1 million, respectively, in the net pension credit related to the U.K. Pension Plan due to favorable changes in the market-based assumptions used in the annual actuarial valuation. In 2011, the net pension credit related to the U.K. Pension Plan is expected to increase by approximately $1.9 million when compared to 2010, primarily as a result of these updated assumptions. (See statement on Forward Looking Statements.)

General and Administrative Expenses

For the three and six months ended June 30, 2011, general and administrative expenses increased $7.9 million (24%) and $9.8 million (15%), respectively, when compared to the same periods in the prior year. These increases are primarily attributable to the following factors:

•

Increases of $2.9 million (29%) and $4.1 million (21%), respectively, in professional fees, primarily attributable to a higher level of consulting fees in furtherance of Sotheby’s strategic initiatives, including development of Sotheby’s presence in emerging markets such as China and the enhancement of Sotheby’s website.

•	Increases of $1.9 million and $1.6 million, respectively, in litigation claims and client goodwill gestures.

•

Increases of $0.9 million (16%) and $1.8 million (16%) respectively, in travel and entertainment expenses in response to a higher level of consignment opportunities through the first six months of 2011.

•	Increase of $1.7 million and $2 million due to unfavorable changes in foreign currency exchange rates.

Restructuring Charges, Net

On June 27, 2011, the Executive Committee of Sotheby’s Board of Directors approved a restructuring plan (the “Restructuring Plan”) impacting Sotheby’s operations in Italy and the Netherlands. The Restructuring Plan will streamline Sotheby’s European selling operations, with a renewed emphasis on relationships with key clients and the sourcing of important collections. The Restructuring Plan will also allow Sotheby’s global management to focus resources on growing markets, especially China, and other strategic priorities. In the Netherlands, the Restructuring Plan will result in the cessation of all local auction sales. In Italy, Sotheby’s will significantly reduce its auction sales calendar, but plans to continue to conduct auctions of Contemporary and Modern Art. Sotheby’s streamlined European operations will continue to source property to its other selling locations throughout the world, as well as pursue private sale opportunities.

The Restructuring Plan will reduce staff by 23, which represents approximately 45% of Sotheby’s current headcount in Italy and the Netherlands and 2% of its global headcount. The Restructuring Plan will also allow Sotheby’s to completely exit its leased Amsterdam salesroom facility, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.

The Restructuring Plan is expected to result in total Restructuring Charges of approximately $4.1 million in 2011, consisting of $1.7 million in employee termination benefits recognized in the second quarter of 2011 and $2.4 million in lease exit costs, of which $0.5 million was recognized in the second quarter of 2011. The remaining $1.9 million in lease exit costs are expected to be recognized in the second half of 2011 upon the completion of negotiations with the lessor. In total, for the three and six months ended June 30, 2011, Sotheby’s recorded Restructuring Charges of $2.2 million ($0.02 per diluted share). These accrued restructuring costs are recorded within Accounts Payable and Accrued Liabilities in the June 30, 2011 Condensed Consolidated Balance Sheet. Total cash expenditures related to the Restructuring Plan are expected to be approximately $4.6 million and are expected to be made in the second half of 2011.

Following its implementation, beginning in 2012, the Restructuring Plan is expected to result in reductions to Net Auction Sales, Revenues and Expenses of approximately $50 million, $10 million and $7 million, respectively, when compared to 2010. Accordingly, the Restructuring Plan is not expected to result in incremental profitability in 2012 as compared to 2010 and in fact, these actions would have had a dilutive impact of approximately $3 million on 2010 pre-tax income. However, 2010 results for the Netherlands included Net Auction Sales and Revenues of $19 million and $3 million, respectively, related to unique sales of single-owner collections not likely to be repeated in the near term. Accordingly, excluding restructuring charges, these actions are not expected to have a dilutive impact on Sotheby’s future results.

(See statement on Forward Looking Statements.)

Net Interest Expense

For the three months ended June 30, 2011, net interest expense decreased $1.3 million, or 12%, primarily due to a $1 million decrease in interest expense resulting from the repurchase of an aggregate principal amount of $48.3 million of Sotheby’s 7.75% Senior Notes in the fourth quarter of 2010. For the six months ended June 30, 2011, net interest expense decreased $4.8 million, or 21%, primarily due to $2.2 million of interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account and a year-to-date $1.9 million decrease in interest expense related to Sotheby’s 7.75% Senior Notes. The repurchase of Sotheby’s 7.75% Senior Notes in the fourth quarter of 2010 will reduce annual interest expense by approximately $3.7 million in each of the years in the periods 2011 to 2014 and approximately $1.8 million in 2015. (See statement on Forward Looking Statements.)

Income Tax Expense

Quarterly tax expense (benefit) is calculated using an estimated annual effective income tax rate for the period using actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with state, federal or foreign tax authorities; or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

As discussed above, changes in the jurisdictional mix of forecasted pre-tax income could result in pre-tax income being higher or lower than anticipated in countries with lower statutory tax rates than the U.S., which could cause Sotheby’s effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. This is particularly true in countries where Sotheby’s has significant auction operations such as the U.K., Hong Kong and Switzerland where the statutory tax rates are approximately 27%, 17% and 23%, respectively. For the year ended December 31, 2010, pre-tax income of the U.K., Hong Kong and Switzerland was $87.3 million, $47.1 million and $18.5 million, respectively, which cumulatively comprised approximately 81% of foreign pre-tax income and approximately 68% of consolidated pre-tax income.

Management anticipates that Sotheby’s full year effective income tax rate for 2011, excluding discrete items, will be approximately 29%. This anticipated full year effective income tax rate is lower than the U.S. statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates, partially offset by state and local income taxes and additional U.S. tax on earnings from foreign subsidiaries which are not able to be fully offset by foreign tax credits. (See statement on Forward Looking Statements.)

Sotheby’s effective income tax rate for the three and six months ended June 30, 2011 is 28.6% compared to 32.4% and 32.5%, respectively, in the prior year. The decrease in Sotheby’s anticipated full year effective income tax rate is primarily due to a decrease in forecasted permanent book to tax differences relative to forecasted pre-tax income levels. This decrease is principally related to U.S. tax regulations governing the treatment of income earned by controlled foreign corporations. These tax regulations, which expired on December 31, 2009 and had an adverse impact on the anticipated 2010 full year effective income tax rate, were subsequently extended in December 2010. This extension is to be applied retroactively from January 1, 2010 to December 31, 2011. The anticipated full year effective income tax rate was also reduced by the impact of the increase in the proportionate share of forecasted pre-tax income in countries with lower statutory rates than the U.S. when compared to the prior year. The decrease in the income tax expense rate is partially offset by the impact of a benefit recognized in the prior year related to the release of a valuation allowance previously recorded for state and local net operating losses.

Accounting Standards Codification (“ASC”) 740, Income Taxes, requires a valuation allowance to be established when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. In circumstances where there is “sufficient negative evidence,” establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of ASC 740. In 2009, as a result of cumulative three year losses in certain state and local jurisdictions and management’s assessment of Sotheby’s ability to utilize certain state and local deferred tax assets, including net operating losses against projected income, a valuation allowance of $14.8 million was established.

Management continues to monitor Sotheby’s cumulative three-year loss position for state purposes, together with all other available evidence, in its determination of whether it is “more likely than not” that Sotheby’s will realize its state deferred tax assets. If Sotheby’s continues to meet its forecast of future earnings, management anticipates being in a three-year cumulative income position and may have the requisite evidence to reverse all or a portion of the valuation allowance related to state deferred tax assets within the next 12 months. This would have a favorable impact on the effective tax rate in future reporting periods. (See statement on Forward Looking Statements.)

Impact of Changes in Foreign Currency Exchange Rates

For the three and six months ended June 30, 2011, changes in foreign currency exchange rates had a net favorable impact of approximately $10.5 million and $11.2 million, respectively, on Sotheby’s results. The components of the impact of changes in foreign currency exchange rates are as follows (in thousands of dollars):

Three Months Ended June 30, 2011	Favorable/ (Unfavorable)
Total revenues	$19,249
Total expenses	(8,468)

Operating income	10,781
Net interest expense and other	(257)

Impact of changes in foreign currency exchange rates	$10,524

Six Months Ended June 30, 2011	Favorable/ (Unfavorable)
Total revenues	$21,022
Total expenses	(9,601)

Operating income	11,421
Net interest expense and other	(240)

Impact of changes in foreign currency exchange rates	$11,181

Reconciliation of Non-GAAP Financial Measures

The following is a reconciliation of net income to EBITDA for the three and six months ended June 30, 2011 and 2010 (in thousands of dollars):

Three Months Ended June 30,	2011	2010
Net income	$127,234	$86,239
Income tax expense	50,806	41,248
Income tax expense related to earnings from equity investees	124	19
Net interest expense	10,012	11,332
Depreciation and amortization expense	4,241	4,081

EBITDA	$192,417	$142,919

Six Months Ended June 30,	2011	2010
Net income	$129,655	$84,062
Income tax expense	51,837	40,332
Income tax expense related to earnings from equity investees	43	132
Net interest expense	17,810	22,598
Depreciation and amortization expense	8,342	8,452

EBITDA	$207,687	$155,576

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes Sotheby’s material contractual obligations and commitments as of June 30, 2011 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
York Property Mortgage (1):
Principal	$232,259	$3,134	$6,877	$222,248	$—
Interest	51,272	12,870	25,130	13,272	—

Sub-total	283,531	16,004	32,007	235,520	—

Unsecured debt (2):
Principal payments	279,971	18,132	181,868	79,971	—
Interest payments	36,009	11,715	18,096	6,198	—

Sub-total	315,980	29,847	199,964	86,169	—

Other commitments:					—
Operating lease obligations (3)	122,829	16,141	30,685	26,636	49,367
Employment arrangements (4)	23,706	9,359	10,868	2,878	601
Uncertain tax positions (5)	—	—	—	—	—

Sub-total	146,535	25,500	41,553	29,514	49,968

Total	$746,046	$71,351	$273,524	$351,203	$49,968

(1)	Represents the outstanding principal and monthly interest payments due on the York Property Mortgage. The York Property Mortgage matures on July 1, 2035, has an optional pre-payment date of July 1, 2015, and bears an annual interest rate of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to either pre-pay or refinance the mortgage on or about July 1, 2015.
(2)	Represents the aggregate outstanding principal and semi-annual interest payments due on Sotheby’s $80 million 7.75% Senior Notes (the “Senior Notes”) and $200 million 3.125% Convertible Notes (the “Convertible Notes”). The Senior Notes are due on June 15, 2015. The Convertible Notes have a stated maturity date of June 15, 2013, but may be exercised during any fiscal quarter if the closing price of Sotheby’s Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). The Convertible Notes were convertible at the option of the holders for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the Stock Price Trigger being met in the first quarter of 2011. In June 2011, Sotheby’s received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. Sotheby’s has notified these holders that it will pay the entire Conversion Obligation (i.e., principal amount plus conversion premium) in cash. Management estimates that the Conversion Obligation related to these conversion requests will be approximately $24 million ($18.1 million related to principal and approximately $6 million related to the conversion premium). The conversion premium is not reflected in the table above as this amount will not be fixed until just before the settlement date in August 2011. The Stock Price Trigger was not met in the second quarter of 2011 and, as a result, the Convertible Notes will not be convertible in the third quarter of 2011. (See Note 6 of Notes to Condensed Consolidated Financial Statements, “Liquidity and Capital Resources” below and statement on Forward Looking Statements.)
(3)	Represents rental payments due under Sotheby’s operating lease obligations.

(4)	Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between February 2012 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances.
(5)	Excludes the $19.9 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in Sotheby’s June 30, 2011 Condensed Consolidated Balance Sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 13 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF BALANCE SHEET ARRANGEMENTS

Auction Guarantees

From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as Inventory on Sotheby’s balance sheet at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property’s net realizable value (i.e., expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory on Sotheby’s balance sheet.

Sotheby’s may reduce its financial exposure under auction guarantees through risk and reward sharing arrangements, which include:

•

Contractual arrangements under which a counterparty contractually commits to bid a predetermined price for the guaranteed property (an “irrevocable bid”). If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

•

Contractual arrangements under which a counterparty contractually commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee, if the property sells for less than the guaranteed price, or (ii) a share of the guaranteed price, if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, if the property sells, the counterparty is entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

The counterparties to these auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.

As of June 30, 2011 and August 3, 2011, Sotheby’s had an outstanding auction guarantee of $7.5 million. The minimum sales price related to this auction guarantee is within the presale estimates for the property. Sotheby’s financial exposure under this auction guarantee is eliminated by an irrevocable bid from an unaffiliated third party. The property related to this auction guarantee will be offered at auction in the fourth quarter of 2011.

CONTINGENCIES

For information related to Contingencies, see Notes 5, 9, 10 and 13 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

For information related to uncertain tax positions, see Note 13 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AS OF JUNE 30, 2011

Cash Provided by Operating Activities— The amount of cash provided or used by Sotheby’s operating activities in a period is generally a reflection of the volume of Net Auction Sales, the timing of auction sale settlements (see Note 5 of Notes to Condensed Consolidated Financial Statements), the timing of payments made to vendors, the amount and timing of compensation-related payments and the timing of the collection and/or payment of tax-related amounts. Net cash provided by operating activities of $141.8 million for the six months ended June 30, 2011 is principally a reflection of the volume of Net Auction Sales during the period, as well as the timing of the settlement of auction sales.

Cash Provided by Investing Activities —Net cash provided by investing activities of $49.1 million for the six months ended June 30, 2011 is principally attributable to net cash inflows of $88 million related to notes receivable in the period, as there was a higher level of loan collections than issuances during the period. This net cash inflow is partially offset by a $30.6 million increase in restricted cash, which is primarily the result of a higher balance of net auction proceeds owed to consignors that are held in segregated accounts due to the statutory requirements of certain foreign entities. Net cash provided by operating activities is also partially offset by $8.5 million in capital expenditures, a large portion of which were made to support certain Sotheby’s strategic initiatives, including the further enhancement of the sothebys.com website and investments made to enhance Sotheby’s private sale exhibition space.

Cash Used by Financing Activities —Net cash used by financing activities of $16.8 million for the six months ended June 30, 2011 is principally due to the funding of employee tax obligations upon the vesting of equity awards during the period ($18.5 million). To a lesser extent, net cash used by financing activities was impacted by $6.9 million in dividend payments. These financing cash outflows are partially offset by $7.2 million in excess tax benefits resulting from the vesting and exercise of employee equity awards during the period. Due to the significant appreciation of Sotheby’s stock price over the last three years, Sotheby’s equity awards vested at values significantly higher than the value at which such awards had been expensed in the Condensed Consolidated Statements of Operations. Such circumstances result in a higher tax deduction for Sotheby’s. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

NET CASH (DEBT)

The table below summarizes Sotheby’s net cash (debt) position as of June 30, 2011, December 31, 2010 and June 30, 2010 (in thousands of dollars):

	June 30, 2011	December 31, 2010	June 30, 2010
Cash and cash equivalents	$666,181	$483,663	$462,549
Debt:
Convertible Notes ($18 million principal due August 2011 and $182 million principal due June 2013)	(183,222)	(179,335)	(175,596)
Senior Notes ($80 million principal due June 2015)	(79,143)	(79,073)	(126,852)
York Property Mortgage ($232 million principal due July 2015)	(218,020)	(217,538)	(217,178)

Total debt	(480,385)	(475,946)	(519,626)

Net cash (debt)	$185,796	$7,717	$(57,077)

The improvement in Sotheby’s net cash (debt) position as of June 30, 2011 when compared to June 30, 2010 is primarily attributable to a significantly higher level of cash, which is principally a function of Sotheby’s higher operating results during the twelve months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents —As of June 30, 2011, Sotheby’s had cash and cash equivalents of approximately $666.2 million, of which $89.5 million was held in the U.S. and $576.7 million was held by foreign subsidiaries. The focus of Sotheby’s current investment policy is to preserve principal and ensure short-term liquidity. Accordingly, current cash balances are invested in overnight deposits at the highest rated banks.

Revolving Credit Facility —On August 31, 2009, Sotheby’s and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The credit agreement was amended by Sotheby’s, GE Capital and the lenders named therein (collectively, the “Lenders”). The amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby’s.

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

The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base, and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, with Lenders’ approval, to increase the borrowing capacity of the Credit Agreement, as amended, by an amount not to exceed $50 million. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. Sotheby’s has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception. As of June 30, 2011, the amount of available borrowings under the Revolving Credit Facility was approximately $98.3 million, as calculated under the borrowing base provided by the Credit Agreement, as amended.

Borrowings under the Revolving Credit Facility are available in either Dollars to U.S. Borrowers or Pounds Sterling to U.K. Borrowers. The U.S. Borrowers and, subject to certain limitations, the U.K. Borrowers, are jointly and severally liable for all obligations under the Credit Agreement, as amended. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the Credit Agreement, as amended. The obligations under the Credit Agreement, as amended, are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors. Borrowings are, at the Borrowers’ option, either Dollar Index Rate Loans (for U.S. Borrowers only) or LIBOR Rate Loans. Dollar Index Rate Loans bear interest at a rate per annum equal to (a) the highest of (i) the “Prime Rate” as quoted in The Wall Street Journal , (ii) the Federal Funds Rate plus 0.50%, or (iii) the LIBOR Rate plus 1.0%, plus (b) the Applicable Margin, as defined in the Credit Agreement, as amended, and which is generally 1.50% to 2.00% based upon the level of outstanding borrowings under the Revolving Credit Facility. The LIBOR Rate for Dollars or Sterling, as the case may be, for an interest period is equal to (x) the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page, plus (y) the Applicable Margin, as defined in the Credit Agreement, as amended, and which is generally 2.50% to 3.00% based upon the level of outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2011.

The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby’s meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby’s 3.125% Convertible Notes (the “Convertible Notes”) are converted or discharged.

Liquidity and Capital Requirements—Sotheby’s generally relies on operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, to meet its liquidity and capital requirements. The timing and extent of any borrowings under the Revolving Credit Facility is dependent upon a number of factors including, but not limited to, the cyclical nature of the global art market, the seasonality of Sotheby’s business, the timing of auction sale settlements and the funding of notes receivable and consignor advances.

As discussed above, as of June 30, 2011, Sotheby’s had cash and cash equivalents of approximately $666.2 million, of which $89.5 million was held in the U.S. and $576.7 million was held by foreign subsidiaries. Of the $576.7 million in foreign cash balances, approximately $516.7 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $516.7 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or debt repayments. (See statement on Forward Looking Statements.)

Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of debt repayments, the funding of capital expenditures and the payment of dividends, as well as the funding of the other short-term commitments due on or before June 30, 2012 as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $20 million to $24 million for the year ended December 31, 2011. The expected higher level of capital expenditures as compared to 2010 is due, in part, to expenditures to support certain of Sotheby’s strategic initiatives, including investments in the expansion of Sotheby’s facilities in Hong Kong and in the enhancement of Sotheby’s private sale exhibition space. (See statement on Forward Looking Statements.)

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

Sotheby’s 3.125% Convertible Notes were convertible at the option of the holders during the fiscal quarter beginning on April 1, 2011 and ending on June 30, 2011. In June 2011, Sotheby’s received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. Sotheby’s has notified these holders that it will pay the entire Conversion Obligation (i.e., principal amount plus conversion premium) in cash. Management estimates that the Conversion Obligation related to these conversion requests will be approximately $24 million ($18.1 million related to principal and $6 million related to the conversion premium). Sotheby’s will simultaneously recover the cash paid to fund the conversion premium through its exercise of a portion of the convertible note hedges that were entered into in June 2008, which are intended to offset the impact of any conversion premium associated with Convertible Note redemptions. The settlement of the June 2011 conversion requests and the corresponding convertible note hedges will occur in August 2011. Management does not expect the settlement of these transactions to have a material effect on Sotheby’s future earnings. (See statement on Forward Looking Statements. See “Contractual Obligations and Commitments” above and Note 6 of Notes to Condensed Consolidated Financial Statements.)

The Stock Price Trigger related to the Convertible Notes was not met during the second quarter of 2011. Therefore, the $182 million in principal amount of the Convertible Notes that will remain outstanding following the conversions discussed above will have a maturity date of June 15, 2013 through at least September 30, 2011.

In light of Sotheby’s significant cash balances and continued improved liquidity position, management will continue to assess opportunities to invest its excess liquidity in operations, as well as in traditional corporate finance alternatives, including further repurchases of the 7.75% Senior Notes, some action with respect to the dividend and/or a repurchase of shares of Common Stock, subject to the amount and timing of any further Convertible Note redemptions before the original June 15, 2013 maturity date.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009–13, Multiple-Deliverable Revenue Arrangements, which is codified in ASC 605, Revenue Recognition. This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update was effective starting in the first quarter of 2011 and did not impact Sotheby’s financial statements.

In June 2011, the FASB issued ASU 2011–05, Presentation of Comprehensive Income, which is codified in ASC 220, Comprehensive Income. This update eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity and requires entities to report the components of comprehensive income (i.e., net income and other comprehensive income) in either: (1) a single, continuous statement of comprehensive income or (2) two separate, but consecutive, statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income and does not require incremental disclosures in addition to those already required by ASC 220. This update will be effective for Sotheby’s quarterly and annual financial statements beginning in the first quarter of 2012. Management is currently evaluating the adoption alternatives provided by ASU 2011-05.

RECENT LEGISLATION

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could result in additional health care and other costs for Sotheby’s. Management does not expect any material short-term impact on Sotheby’s financial results as a result of the legislation but will continue to assess the extent of any future impact. Sotheby’s does not provide retiree health benefits, and therefore will not be impacted by the elimination of the tax deductibility of the Medicare Part D subsidy resulting from this legislation. (See statement on Forward Looking Statements.)

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the U.S. This legislation will significantly change the current banking and financial institution regulatory structure and affect the lending, deposit, investment, trading and operating activities of such financial institutions. Management continues to review the provisions of the Dodd-Frank Act, and its associated regulations, many of which will be phased-in over time, and to assess their impact on Sotheby’s operations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sotheby’s continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of June 30, 2011, Sotheby’s material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to its deferred compensation liability, (v) the York Property Mortgage, (vi) its 7.75% Senior Notes, (vii) its 3.125% Convertible Notes, (viii) the current liability related to the embedded conversion option in its Convertible Notes, (ix) the current asset related to the Convertible Note Hedges, (x) its deferred compensation liability and (xi) its outstanding forward exchange contracts.

Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value related to its financial instruments.

As of June 30, 2011, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $57.6 million.

Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a lesser extent when necessary, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s purchases foreign currency option contracts to hedge foreign currency risks associated with amounts payable to consignors as a result of the sale of property at auction. As of June 30, 2011, the notional value of forward exchange contracts outstanding was $31.7 million. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under such contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its forward exchange contracts. Sotheby’s does not expect any counterparties to fail to meet their obligations, given their high credit ratings.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2011, Sotheby’s has carried out an evaluation, under the supervision and with the participation of Sotheby’s management, including Sotheby’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Sotheby’s disclosure controls and procedures. Based upon that evaluation, Sotheby’s Chief Executive Officer and Chief Financial Officer have concluded that Sotheby’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2011.

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

Friesland Bank NV (the “Bank”) v. Sotheby’s Financial Services Ltd. and Sotheby’s (the “Sotheby’s Parties”) was a dispute between the Bank, which is located in the Netherlands, and the Sotheby’s Parties regarding the priority of their respective pledges over a U.K. collection of books and manuscripts (the “U.K. Collection”) owned by Joost Ritman, a Dutch national. Pursuant to a Loan, Private Treaty Sale and Consignment Agreement dated May 29, 2009 between Mr. Ritman (and Ritman owned entities) and the Sotheby’s Parties (the “Sotheby’s Agreement”), Mr. Ritman pledged the U.K. Collection to Sotheby’s Financial Services Ltd. as collateral for a loan made by Sotheby’s Financial Services Ltd. in the sum of €5 million. In November 2010, the Bank notified the Sotheby’s Parties that in July 2005 Mr. Ritman had entered into a prior Deed of Pledge with the Bank and that the U.K. Collection formed part of the collateral for the Bank’s loan to Mr. Ritman in 2005 in the sum of approximately €20 million. In April 2011, the Bank commenced legal proceedings against the Sotheby’s Parties. The issues between the Bank and the Sotheby’s Parties were whether (i) the later English possessory pledge to the Sotheby’s Parties had priority over an earlier Dutch non-possessory pledge to the Bank and whether (ii) the Sotheby’s Parties were on actual or constructive notice of the existence of the earlier Dutch non-possessory pledge to the Bank at the time that they entered into the Sotheby’s Agreement in 2009. The litigation commenced by the Bank against the Sotheby’s Parties was settled on June 3, 2011 and the legal proceedings have been discontinued. As a result of the settlement, the loan and any related interest have been paid in-full.

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

Sotheby’s ability to conduct business at its New York City office could be disrupted by a work stoppage involving unionized employees.

On June 30, 2011, the collective bargaining agreement applicable to 42 property handlers employed at Sotheby’s New York City office expired. During the process of negotiations with the union representing the property handlers, the union made statements to the media threatening a strike. In order to avoid the impact of the union’s threatened strike during the upcoming sales season and in support of Sotheby’s bargaining proposals, Sotheby’s locked out members of the bargaining unit on July 29, 2011. Although management cannot predict the ultimate outcome of the negotiations and any associated work disruption, Sotheby’s is committed to a good faith bargaining process and resolution of this matter. In the interim, Sotheby’s ability to conduct business at its New York City office could be disrupted by the lockout, though management has contingency plans in place that could minimize any potential disruption that could be caused by the lockout.

The strategic initiatives and restructuring plan being implemented by Sotheby’s may not succeed.

Sotheby’s is implementing certain strategic initiatives and a restructuring plan, which are being relied on to improve client service, reallocate resources to emerging markets and ultimately improve long-term profitability. Accordingly, Sotheby’s future operating results are dependent in part on management’s success in implementing these initiatives. Additionally, the implementation of Sotheby’s strategic plans could unfavorably impact its short-term operating results. (See statement on Forward Looking Statements.)

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

Sotheby’s could be exposed to losses in the event of title or authenticity claims arising from sales or auctions of works of art.

The assessment of works of art offered for sale or auction can involve potential claims regarding title and authenticity. Items sold by Sotheby’s may be subject to statutory warranties as to title and to a limited guarantee as to authenticity under the Conditions of Sale and Terms of Guarantee that are published in Sotheby’s auction sale catalogues. In the event of a title or authenticity claim against Sotheby’s, the Company may have recourse against the seller of the property and may have the benefit of insurance, but a claim could nevertheless expose Sotheby’s to losses and to reputational risk.

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

In certain situations, Sotheby’s reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby’s counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these arrangements.

Sotheby’s Convertible Notes have early conversion features that, if triggered, could reduce its liquidity in the short-term.

Sotheby’s 3.125% Convertible Notes have a stated maturity date of June 15, 2013, but may be exercised during any fiscal quarter if the closing price of Sotheby’s Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash. The Stock Price Trigger was not met during the second quarter of 2011 and, as a result, the Convertible Notes will not be convertible for the fiscal quarter beginning on July 1, 2011 and ending on September 30, 2011. However, if the Convertible Notes were to become exercisable during any fiscal quarter subsequent to September 30, 2011, and if any holders of the Convertible Notes elected to exercise during such periods, Sotheby’s liquidity would be reduced.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	On April 1, 2011, the Company filed a current report on Form 8-K under Item 2.04, “Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement,” Item 8.01, “Other Events,” and Item 9.01, “Financial Statements and Exhibits.”

(ii)	On May 9, 2011, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits”.

(iii)	On June 30, 2011, the Company filed a current report on Form 8-K under Item 2.05, “Costs Associated with Exit or Disposal Activities.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: August 4, 2011

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