Form 10-Q/A
period 2011-06-30
SOTHEBYS
filed 2011-09-02
CIK 823094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Sotheby’s

Explanatory Note

The purpose of this Amendment No.1 on Form10-Q/A to Sotheby’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission on August 4, 2011 (the “Form 10-Q”) is solely to furnish the Interactive Data File as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No.1 continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Reports on Form 8-K

(i)	On April 1, 2011, the Company filed a current report on Form 8-K under Item 2.04, “Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement,” Item 8.01, “Other Events,” and Item 9.01, “Financial Statements and Exhibits.”

(ii)	On May 9, 2011, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

(iii)	On June 30, 2011, the Company filed a current report on Form 8-K under Item 2.05, “Costs Associated with Exit or Disposal Activities.”

*	Previously filed or furnished as an exhibit to Sotheby’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: September 2, 2011

Exhibit Index

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed or furnished as an exhibit to Sotheby’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
**	Filed herewith.