Form 10-Q
period 2011-09-30
SOTHEBYS
filed 2011-11-09
CIK 823094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 31, 2011, there were 67,554,228 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Auction and related revenues	$52,916	$55,104	$516,841	$420,532
Finance revenues	2,923	1,932	9,022	6,568
Dealer revenues	591	14,991	16,848	25,848
License fee revenues	1,408	941	4,119	2,775
Other revenues	372	92	757	626

Total revenues	58,210	73,060	547,587	456,349

Expenses:
Direct costs of services	5,083	4,548	40,295	32,578
Dealer cost of sales	6,012	14,990	20,267	23,305
Marketing expenses	2,803	2,520	10,639	8,736
Salaries and related costs	45,724	46,722	194,186	167,661
General and administrative expenses	37,404	29,723	110,788	93,342
Depreciation and amortization expense	4,461	3,852	12,803	12,304
Restructuring charges, net	2,208	(148)	4,476	(50)

Total expenses	103,695	102,207	393,454	337,876

Operating (loss) income	(45,485)	(29,147)	154,133	118,473

Interest income	530	389	3,667	1,127
Interest expense	(10,330)	(11,840)	(31,277)	(35,176)
Extinguishment of debt, net	(1,529)	—	(1,529)	—
Other (expense) income	(1,086)	2,116	(1,455)	1,244

(Loss) income before taxes	(57,900)	(38,482)	123,539	85,668
Equity in (losses) earnings of investees, net of taxes	(25)	173	28	417
Income tax (benefit) expense	(28,206)	(18,948)	23,631	21,384

Net (loss) income	$(29,719)	$(19,361)	$99,936	$64,701

Basic (loss) earnings per share - Sotheby’s common shareholders (see Note 3)	$(0.44)	$(0.29)	$1.47	$0.95

Diluted (loss) earnings per share - Sotheby’s common shareholders (see Note 3)	$(0.44)	$(0.29)	$1.43	$0.94

Weighted average basic shares outstanding	67,410	66,377	67,263	66,238

Weighted average diluted shares outstanding	67,410	66,377	69,075	67,025

Cash dividends paid per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Thousands of dollars)

	September 30, 2011	December 31, 2010	September 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$542,400	$483,663	$345,617
Restricted cash	22,703	18,812	24,589
Accounts receivable, net of allowance for doubtful accounts of $5,076, $4,716 and $4,558	375,973	681,800	308,983
Notes receivable, net of allowance for credit losses of $874, $971 and $1,133	67,953	101,850	76,072
Inventory	117,450	126,534	133,686
Deferred income taxes	11,154	15,057	14,019
Income tax receivable	31,056	5,108	16,784
Prepaid expenses and other current assets	24,153	17,580	20,375

Total Current Assets	1,192,842	1,450,404	940,125

Notes receivable	167,417	175,423	102,193
Fixed assets, net of accumulated depreciation and amortization of $156,315, $147,280 and $145,714	372,160	372,692	369,982
Goodwill and other intangible assets, net of accumulated amortization of $6,171, $5,846 and $5,853	14,797	15,012	15,218
Equity method investments	14,886	15,154	15,917
Deferred income taxes	41,570	39,703	39,862
Trust assets related to deferred compensation liability	40,062	39,024	37,523
Pension asset	61,541	55,180	17,554
Other long-term assets	14,489	16,036	21,725

Total Assets	$1,919,764	$2,178,628	$1,560,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Due to consignors	$367,235	$675,586	$224,996
Accounts payable and accrued liabilities	62,256	66,846	40,135
Accrued salaries and related costs	59,606	85,471	48,234
Accrued income taxes	27,456	40,109	21,195
Deferred income taxes	757	282	603
Other current liabilities	9,837	9,090	10,596

Total Current Liabilities	527,147	877,384	345,759

Long-term debt, net	462,601	472,862	518,934
Deferred income taxes	8,265	8,913	452
Accrued income taxes	6,626	4,932	4,695
Deferred compensation liability	38,068	36,176	34,484
Other long-term liabilities	6,729	6,853	7,302

Total Liabilities	1,049,436	1,407,120	911,626

Commitments and contingencies (see Note 9)

Shareholders’ Equity:
Common Stock, $0.01 par value	675	673	667
Authorized shares—200,000,000
Issued and outstanding shares—67,554,228, 67,320,667 and 67,064,701
Additional paid-in capital	350,895	345,066	334,701
Retained earnings	535,206	444,717	351,972
Accumulated other comprehensive loss	(16,448)	(18,948)	(38,867)

Total Shareholders’ Equity	870,328	771,508	648,473

Total Liabilities and Shareholders’ Equity	$1,919,764	$2,178,628	$1,560,099

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Thousands of dollars)

	Nine Months Ended
	September 30, 2011	September 30, 2010

Operating Activities:
Net income	$99,936	$64,701

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,803	12,304
Loss on extinguishment of debt	1,529	—
Deferred income tax expense	547	8,716
Share-based payments	14,196	15,978
Net pension benefit	(4,197)	(2,752)
Asset provisions	11,131	7,201
Amortization of discount on debt	8,578	8,280
Excess tax benefits from share-based payments	(7,242)	—
Other	770	370

Changes in assets and liabilities:
Accounts receivable	291,939	54,945
Due to consignors	(306,247)	(121,221)
Inventory	(341)	(389)
Prepaid expenses and other current assets	(8,313)	(1,602)
Other long-term assets	249	3,262
Income tax receivable and deferred income tax assets	(17,467)	(11,038)
Accrued income taxes and deferred income tax liabilities	(10,969)	10,218
Accounts payable and accrued liabilities and other liabilities	(28,013)	4,724

Net cash provided by operating activities	58,889	53,697

Investing Activities:
Funding of notes receivable	(124,016)	(156,222)
Collections of notes receivable	184,159	152,391
Capital expenditures	(12,977)	(11,597)
Distributions from equity investees	320	1,850
Increase in restricted cash	(3,621)	(8,079)

Net cash provided (used) by investing activities	43,865	(21,657)

Financing Activities:
Repayments of Convertible Notes	(22,465)	—
Proceeds from the settlement of Convertible Note Hedges	4,350	—
Dividends paid	(10,296)	(10,116)
Repayments of York Property Mortgage	(2,044)	(446)
Proceeds from exercise of employee stock options	2,566	9,980
Excess tax benefits from share-based payments	7,242	—
Funding of employee tax obligations upon the vesting of share-based payments	(18,575)	(6,601)

Net cash used by financing activities	(39,222)	(7,183)

Effect of exchange rate changes on cash and cash equivalents	(4,795)	(819)

Increase in cash and cash equivalents	58,737	24,038
Cash and cash equivalents at beginning of period	483,663	321,579

Cash and cash equivalents at end of period	$542,400	$345,617

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

3. (Loss) Earnings Per Share

Basic (loss) earnings per share—Basic (loss) earnings per share attributable to Sotheby’s common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby’s participating securities include unvested share-based payments to employees that have non-forfeitable rights to dividends such as restricted stock and restricted stock units.

Diluted (loss) earnings per share—Diluted (loss) earnings per share attributable to Sotheby’s common shareholders is computed in a similar manner to basic (loss) earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby’s potential common shares include the following:

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

During each of the first three quarters of 2011, the average trading price of Sotheby’s Common Stock exceeded the $34 per share conversion price of the Convertible Notes. As a result, for the nine months ended September 30, 2011, 1.1 million shares of Sotheby’s Common Stock were included in the calculation of weighted average diluted shares outstanding related to the Convertible Notes. (See Note 6 for additional information related to the Convertible Notes.)

During the first quarter of 2011, the average trading price of Sotheby’s Common Stock exceeded the $44.905 per share exercise price of the Warrants. However, the average trading price of Sotheby’s Common Stock did not exceed the exercise price of the Warrants in the second and third quarters of 2011. As a result, for the three and nine months ended September 30, 2011, zero and 21,000 shares of Sotheby’s Common Stock, respectively, were included in the calculation of weighted average diluted shares outstanding related to the Warrants.

For the three months ended September 30, 2011 and 2010, 2.5 million and 1.9 million potential common shares were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2011 and 2010, no potential common shares were excluded from the computation of diluted earnings per share.

The table below summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands of dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(29,719)	$(19,361)	$99,936	$64,701
Less: Net income attributable to participating securities	N/A	N/A	1,169	1,575

Net (loss) income attributable to Sotheby’s common shareholders	$(29,719)	$(19,361)	$98,767	$63,126

Denominator:
Weighted average common shares outstanding	67,410	66,377	67,263	66,238

Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.44)	$(0.29)	$1.47	$0.95

Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(29,719)	$(19,361)	$99,936	$64,701
Less: Net income attributable to participating securities	N/A	N/A	1,142	1,560

Net (loss) income attributable to Sotheby’s common shareholders	$(29,719)	$(19,361)	$98,794	$63,141

Denominator:
Weighted average common shares outstanding	67,410	66,377	67,263	66,238
Weighted average dilutive potential common shares outstanding	N/A	N/A	1,812	787

Denominator for calculation of diluted earnings per share	67,410	66,377	69,075	67,025

Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.44)	$(0.29)	$1.43	$0.94

4. Segment Reporting

Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three and nine months ended September 30, 2011 and 2010 (in thousands of dollars):

	Reconcil	Reconcil	Reconcil	Reconcil	Reconcil	Reconcil
Three months ended September 30, 2011	Auction	Finance	Dealer	All Other	Reconciling items	Total

Revenues	$52,916	$3,507	$591	$1,780	($584)	$58,210
Segment (loss) income before taxes	($51,399)	$752	($7,006)	$1,238	($1,485)	($57,900)

Three months ended September 30, 2010

Revenues	$55,104	$3,499	$14,991	$1,033	($1,567)	$73,060
Segment (loss) income before taxes	($42,034)	$4,365	($1,236)	$693	($270)	($38,482)

Nine months ended September 30, 2011

Revenues	$516,841	$12,193	$16,848	$4,876	($3,171)	$547,587
Segment income (loss) before taxes	$120,424	$9,075	($7,979)	$3,601	($1,582)	$123,539

Nine months ended September 30, 2010

Revenues	$420,532	$12,240	$25,848	$3,401	($5,672)	$456,349
Segment income (loss) before taxes	$76,410	$10,374	($2,561)	$2,089	($644)	$85,668

For the three and nine months ended September 30, 2011, Finance segment income before taxes includes a $1.7 million non-operating loss and a $0.8 million non-operating gain, respectively, related to the remeasurement of foreign currency denominated client loan and intercompany balances. For the three and nine months ended September 30, 2010, Finance segment income before taxes includes a $2 million non-operating gain related to the remeasurement of a foreign currency denominated client loan and intercompany balances.

The reconciling items related to Revenues represent charges from the Finance segment to the Auction segment for short-term, interest-free or other below market consignor advances with maturities typically ranging between 3 and 6 months (see Note 5).

The activities of Sotheby’s Dealer segment principally include the activities of Noortman Master Paintings (“NMP”), a wholly-owned art dealer. In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note 12), management initiated a plan to restructure NMP’s business and sales strategy. Historically, NMP has principally specialized in sales of Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings, with a large number of paintings held in inventory at various price points. However, in the future, NMP will greatly reduce its inventory of lower valued Old Master Paintings and shift its focus to a select group of high-valued works of art. Accordingly, NMP will offer a large collection of lower valued works at various auction houses in the fourth quarter of 2011. In the ordinary course of NMP’s business, these objects would have been held for a longer period and sold in privately negotiated transactions. As a result of the new strategy described above and due in part to a general weakening of the private dealer market for certain categories of lower valued Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients, inventory writedowns of $5.7 million were recorded in the third quarter of 2011. For the nine months ended September 30, 2011, Dealer segment inventory writedowns totaled $8.3 million.

The reconciling items related to segment (loss) income before taxes are shown in the table below, which presents total segment (loss) income before taxes, as well as a reconciliation of total segment (loss) income before taxes for the three and nine months ended September 30, 2011 and 2010 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Auction	$(51,399)	$(42,034)	$120,424	$76,410
Finance	752	4,365	9,075	10,374
Dealer	(7,006)	(1,236)	(7,979)	(2,561)
All Other	1,238	693	3,601	2,089

Segment (loss) income before taxes	(56,415)	(38,212)	125,121	86,312

Unallocated amounts and reconciling items:
Extinguishment of debt (see Note 6)	(1,529)	—	(1,529)	—
Equity in losses (earnings) of investees *	44	(270)	(53)	(644)

(Loss) income before taxes	$(57,900)	$(38,482)	$123,539	$85,668

*	Represents Sotheby’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above in (loss) income before taxes for the Dealer segment, but are presented net of taxes in the Condensed Consolidated Statements of Operations.

The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2011, December 31, 2010 and September 30, 2010 (in thousands of dollars):

	September 30, 2011	December 31, 2010	September 30, 2010

Auction	$1,512,909	$1,784,045	$1,241,722
Finance	226,411	244,463	156,671
Dealer	95,379	88,845	89,601
All Other	1,285	1,407	1,440

Total segment assets	1,835,984	2,118,760	1,489,434
Unallocated amounts:
Deferred tax assets and income tax receivable	83,780	59,868	70,665

Consolidated assets	$1,919,764	$2,178,628	$1,560,099

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

Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future auction or negotiate a private sale. However, in certain limited instances and subject to approval under Sotheby’s policy, the consignor may be paid before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before payment is received. In situations when the buyer takes possession of the property before payment is received, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of September 30, 2011, net Accounts Receivable of approximately $376 million includes $64.8 million related to transactions in which the buyer has taken possession of the property before making payment to Sotheby’s. Management believes that adequate allowances have been established to provide for potential losses on any uncollected amounts.

As of September 30, 2011, $42.4 million, or 11%, of net Accounts Receivable was due from one buyer. Sotheby’s has possession of the property securing this receivable balance and has not paid the consignor of the property. Sotheby’s expects to collect the full amount of this receivable balance within twelve months of the July 2011 sale date.

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

Sotheby’s target loan-to-value ratio (“LTV”), which is defined as the principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are sometimes made at an initial LTV higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposal plans for the collateral. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. As of September 30, 2011 and 2010, the aggregate LTV of Finance segment secured loans was 44% and 39%, respectively. As of September 30, 2011, Finance segment secured loans with an LTV above 50% totaled $126 million and represented 54% of net Notes Receivable. The collateral related to these loans has a low auction estimate of $214 million. As of September 30, 2010, Finance segment secured loans with an LTV above 50% totaled $79.5 million and the collateral related to these loans had a low auction estimate of $118.8 million.

From 2008 through September 30, 2011, Sotheby’s has recognized $0.1 million of cumulative losses related to specific impaired Finance segment secured loans. The tables below provide other credit quality information regarding Finance segment secured loans as of September 30, 2011 and 2010 (in thousands of dollars):

	$234,106	$234,106	$234,106
	September 30, 2011	December 31, 2010	September 30, 2010

Total secured loans	$234,106	$241,631	$169,016
Loans past due	$19,942	$23,888	$22,509
Loans more than 90 days past due accruing interest	$14,323	$19,663	$19,622
Non-accrual loans	$—	$1,028	$1,034
Impaired loans	$—	$137	$137

	$234,106	$234,106	$234,106
	September 30, 2011	December 31, 2010	September 30, 2010
Allowance for credit losses - impaired loans	$—	$137	$137
Allowance for credit losses based on historical data	874	834	996

Total allowance for credit losses - secured loans	$874	$971	$1,133

Sotheby’s is obligated under the terms of certain auction guarantees (see Note 10) to advance a portion of the guaranteed amount prior to auction. Such Auction segment consignor advances are recorded on Sotheby’s balance sheet within Notes Receivable. As of September 30, 2011 and 2010, Sotheby’s had $10 million and $22.7 million of auction guarantee advances outstanding, respectively. On rare occasions, in order to attract future consignments, Sotheby’s also makes unsecured loans to clients. The table above does not include unsecured loans of $2.1 million and $10.2 million as of September 30, 2011 and 2010, respectively.

Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of September 30, 2011, $19.9 million of the net Notes Receivable balance was considered to be past due, of which $14.3 million was more than 90 days past due and still accruing interest. The collateral related to these past due secured loans has a low auction estimate of approximately $63.1 million. In consideration of the value of the collateral related to these loans, current collateral disposal plans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.

A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan.

A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or interest that is deemed uncollectible.

As of December 31, 2010 and September 30, 2010, the balance of non-accrual loans was $1 million, which included $0.1 million of impaired loans.

During the period January 1, 2010 to September 30, 2011, activity related to the allowance for credit losses is as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2010	$1,028
Change in loan loss provision	(57)

Allowance for credit losses at December 31, 2010	971
Change in loan loss provision	40
Write-offs	(137)

Allowance for credit losses as of September 30, 2011	$874

Finance segment loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between 3 and 6 months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. For the three months ended September 30, 2011 and 2010, the weighted average interest rates earned on Notes Receivable were 5.9% and 5.1%, respectively. For the nine months ended September 30, 2011 and 2010, the weighted average interest rates earned on Notes Receivable were 5.2% and 5%, respectively. The carrying value of the loan portfolio approximates its fair value.

As of September 30, 2011, loans to entities related to one borrower totaled $50.2 million, which comprised approximately 21% of the net Notes Receivable balance. As of September 30, 2011, a loan to one other borrower totaled $30.6 million, which comprised approximately 13% of the net Notes Receivable balance.

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

The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base, and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, with Lenders’ approval, to increase the borrowing capacity by an amount not to exceed $50 million. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. As of September 30, 2011, no borrowings were outstanding, and the amount of available borrowings under the Revolving Credit Facility was approximately $103.2 million, as calculated under the borrowing base. Sotheby’s has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.

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

The Credit Agreement, as amended, contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees (auction guarantees less the impact of risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the Credit Agreement, as amended. The Credit Agreement, as amended, also restricts quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon Sotheby’s achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement, as amended.

The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2011.

The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby’s meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby’s 3.125% Convertible Notes are converted or discharged.

Long-Term Debt—As of September 30, 2011, December 31, 2010 and September 30, 2010, Long-Term Debt consisted of the following (in thousands of dollars):

	September 30, 2011	December 31, 2010	September 30, 2010
York Property Mortgage, net of unamortized discount of $13,366, $16,039 and $16,921	$218,167	$217,538	$217,624
Senior Notes, net of unamortized discount of $791, $898 and $1,345	79,180	79,073	126,905
Convertible Notes, net of unamortized discount of $13,437, $20,665 and $22,552	168,431	179,335	177,448

Less current portion:

York Property Mortgage	(3,177)	(3,084)	(3,043)

Total Long-Term Debt	$462,601	$472,862	$518,934

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

The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to either pre-pay or refinance the mortgage on or about July 1, 2015. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby’s balance sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to interest expense over the remaining expected term of the loan. Sotheby’s paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense over the remaining expected term of the loan. As of September 30, 2011, the fair value of the York Property Mortgage was approximately $231 million and is based on a present value calculation utilizing an interest rate obtained from a third party source.

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

Through December 31, 2010, Sotheby’s had repurchased an aggregate principal amount of $70 million of its Senior Notes for a purchase price of $65.3 million. These repurchases have resulted in a life-to-date non-cash net gain of approximately $2.5 million, net of fees, consisting of a $7.8 million gain recognized in the fourth quarter of 2008, a $1 million gain recognized in the first quarter of 2009 and a $6.3 million loss recognized in the fourth quarter of 2010. There have been no Senior Notes repurchases in 2011. As of September 30, 2011, the Senior Notes had a fair value of approximately $83.2 million based on a broker quoted price.

Convertible Notes—On June 17, 2008, Sotheby’s issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Each of Sotheby’s existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the Credit Agreement, as amended. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby’s may not redeem the Convertible Notes prior to their stated maturity date. As of September 30, 2011, the Convertible Notes had a fair value of $203.5 million based on a broker quoted price.

Upon conversion, the principal amount of the Convertible Notes is payable in cash, shares of Sotheby’s Common Stock, or a combination thereof, at the option of Sotheby’s, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The maximum number of shares of Common Stock that may be issued upon conversion is approximately 5.3 million shares. The conversion rate for the Convertible Notes is subject to adjustment for certain events.

The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted under certain conditions, including, if during any fiscal quarter (and only during such fiscal quarter), the closing price of Sotheby’s Common Stock exceeds $44.20 per share (i.e., 130% of the Conversion Price) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). Upon conversion, Sotheby’s will pay or deliver, as the case may be, cash, shares of Common Stock, or a combination thereof, at its election. It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash. Additionally, depending on the level of available cash and liquidity, as well as the amount of conversion requests received at any one time, Sotheby’s may elect to settle the entire conversion obligation (i.e., principal amount redeemed plus any conversion premium) in cash.

On April 1, 2011, the trustee for the Convertible Notes notified bondholders that the Convertible Notes would be convertible at their option for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the closing price of Sotheby’s Common Stock exceeding $44.20 for 20 trading days in the 30 consecutive trading days ending on March 31, 2011.

In June 2011, Sotheby’s received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. In accordance with the terms of the Convertible Notes, the conversion obligation was based on a formula, which is the sum of 1/30th of the product of the applicable conversion rate and the daily per share volume weighted average stock price for 30 consecutive trading days beginning three days after the conversion request is received from the trustee.

The conversion obligation of $22.5 million related to these conversion requests, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash in August 2011. Sotheby’s simultaneously received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the Convertible Note Hedges (see discussion below). In the third quarter of 2011, Sotheby’s recognized a $1.5 million loss representing the write-off of a proportionate amount of unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.

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

As of September 30, 2011, the unamortized discount related to the Convertible Notes was $13.4 million and the carrying value of the embedded conversion option recorded in Shareholders’ Equity was $30 million ($15.6 million, net of taxes). As of September 30, 2011, management evaluated the remaining embedded conversion option and concluded that it continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining embedded conversion option was not remeasured as of September 30, 2011 and remains recorded as a component of Additional Paid-In Capital within Shareholders’ Equity.

The Stock Price Trigger was not met during the second or third quarters of 2011. Therefore, as of September 30, 2011, the entire amount of the unamortized Convertible Notes ($168.4 million) is reflected within Long-Term Debt on Sotheby’s balance sheet. The Convertible Notes could be classified within Current Liabilities if the Stock Price Trigger is met again in future fiscal quarters.

Convertible Note Hedges and Warrant Transactions—On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby’s entered into convertible note hedge transactions (the “Convertible Note Hedges”) that allow Sotheby’s to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the Conversion Price of the Convertible Notes. The Convertible Note Hedges will cover, subject to customary anti-dilution adjustments, approximately 5.3 million shares of Common Stock. The Convertible Note Hedges may be settled in cash, Sotheby’s Common Stock, or a combination thereof, and are intended to offset the impact of any conversion premium upon potential future conversions of the Convertible Notes. In the event that Sotheby’s elects to settle the conversion premium related to any Convertible Note redemptions in cash, the Convertible Note Hedges allow Sotheby’s to recover this amount. In the event that Sotheby’s elects to settle the conversion premium related to any Convertible Note redemptions in shares of its Common Stock, the Convertible Note Hedges offset the dilutive impact of any shares issued. The Convertible Note Hedges expire upon the maturity of the Convertible Notes.

As previously discussed, in June 2011, Sotheby’s received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. As a result, in June 2011, Sotheby’s exercised the portion of the Convertible Note Hedges related to these conversion requests, which enabled the Company to receive $4.4 million, which was an amount equal to the conversion premium paid upon settlement of the Convertible Notes in August 2011.

The Convertible Note Hedges initially met all of the applicable criteria for equity classification and, as a result, in June 2008, the related $40.6 million cost ($22.5 million, net of taxes) was recorded on Sotheby’s balance sheet as a component of Additional Paid-In Capital within Shareholders’ Equity. As of September 30, 2011, the carrying value of the Convertible Note Hedges recorded in Shareholders’ Equity was $32.4 million ($17.2 million, net of taxes). As of September 30, 2011, management evaluated the remaining Convertible Note Hedges and concluded that they continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining Convertible Note Hedges were not remeasured as of September 30, 2011 and remains recorded as a component of Additional Paid-In Capital within Shareholders’ Equity.

On June 11, 2008, Sotheby’s also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock at $44.905 per share that may only be exercised beginning on the June 15, 2013 maturity date of the Convertible Notes. As of June 11, 2008, the Warrants met all of the applicable criteria for equity classification and, as a result, the $22.3 million in net proceeds received from the sale of the Warrants was recorded on Sotheby’s balance sheet within Additional Paid-In Capital in Shareholders’ Equity. As of September 30, 2011, management evaluated the Warrants and concluded that they should not be accounted for separately as a derivative financial instrument because they continue to be indexed to Sotheby’s Common Stock. Accordingly, the $22.3 million in net proceeds received from the sale of the Warrants remains recorded as a component of Additional Paid-In Capital within Shareholders’ Equity.

Future Principal and Interest Payments—As of September 30, 2011, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

October 2011 to September 2012	$27,885
October 2012 to September 2013	209,753
October 2013 to September 2014	22,202
October 2014 to September 2015	315,897

Total future principal and interest payments	$575,737

Interest Expense—For the three and nine months ended September 30, 2011 and 2010, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revolving credit facility:
Amortization of amendment and arrangement fees	$430	$739	$1,311	$2,084
Commitment fees	326	511	948	1,500

Sub-total	756	1,250	2,259	3,584

York Property Mortgage	4,238	4,280	12,639	12,724
Senior Notes	1,586	2,538	4,755	7,611
Convertible Notes	3,402	3,413	10,414	10,136
Other interest expense	348	359	1,210	1,121

Total interest expense	$10,330	$11,840	$31,277	$35,176

For the three and nine months ended September 30, 2011 and 2010, other interest expense consisted primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.

For the three and nine months ended September 30, 2011 and 2010, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contractual coupon interest expense	$1,492	$1,562	$4,617	$4,687
Discount amortization	1,910	1,851	5,797	5,449

Total	$3,402	$3,413	$10,414	$10,136

7. Defined Benefit Pension Plan

Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). For the three and nine months ended September 30, 2011 and 2010, the components of the net pension benefit related to the U.K. Pension Plan are (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$1,008	$965	$3,021	$2,867
Interest cost	3,430	3,478	10,280	10,337
Expected return on plan assets	(5,838)	(5,372)	(17,498)	(15,965)
Amortization of prior service cost	—	3	—	9

Net pension benefit	$(1,400)	$(926)	$(4,197)	$(2,752)

In 2011, Sotheby’s expects to contribute approximately $3 million to the U.K. Pension Plan, of which $2.2 million has been contributed through September 30, 2011.

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

The Restructuring Plan will reduce staff by 24, which represents approximately 46% of Sotheby’s current headcount in Italy and the Netherlands and 2% of its global headcount. The Restructuring Plan will also allow Sotheby’s to completely exit its leased Amsterdam salesroom, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.

The following table summarizes net Restructuring Charges for the three and nine months ended September 30, 2011 (in thousands of dollars):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Employee termination benefits	$133	$1,812
Facility related costs	2,047	2,636
Other costs	28	28

Total	$2,208	$4,476

The facility related charges recognized in the third quarter of 2011 are the result of a lease termination fee incurred in September 2011 related to Sotheby’s Amsterdam salesroom, which will be vacated by the end of the year. Accrued restructuring costs of $4.5 million are recorded within Accounts Payable and Accrued Liabilities in the September 30, 2011 Condensed Consolidated Balance Sheet. Total cash expenditures related to the Restructuring Plan are expected to be approximately $5 million, substantially all of which are expected to be made in the fourth quarter of 2011.

9. Commitments and Contingencies

Employment Arrangements—As of September 30, 2011, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between February 2012 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $22.1 million as of September 30, 2011.

Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $17.2 million as of September 30, 2011, of which $1 million is committed to an employee of Sotheby’s who is not an Executive Officer.

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

Estate of Robert Graham, et al. v. Sotheby’s, Inc. is a purported class action commenced in the United States District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby’s in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. Sotheby’s believes that there are meritorious defenses to the claims asserted by plaintiffs, and they will be vigorously defended.

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

•

Contractual arrangements under which a counterparty contractually commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee, if the property sells for less than the guaranteed price, or (ii) a share of the guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, if the property sells, the counterparty is entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

The counterparties to these auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.

As of September 30, 2011, Sotheby’s had outstanding auction guarantees totaling $78 million, with most of the individual properties under the outstanding auction guarantees having a presale low estimate approximately equal to the guaranteed price. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unaffiliated third parties. If the irrevocable bids are the winning bids for the property underlying these auction guarantees, the total proceeds from the irrevocable bidders, including buyer’s premium, would be no less than the aggregate amount of these auction guarantees. All of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2011. As of September 30, 2011, $10 million of the guaranteed amount had been advanced by Sotheby’s and is recorded on the balance sheet within Notes Receivable and Consignor Advances. As of September 30, 2011, December 31, 2010 and September 30, 2010, the carrying amount of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees was approximately $0.2 million, $0.1 million and $0.2 million, respectively, and is recorded on the balance sheet within Accounts Payable and Accrued Liabilities.

11. Comprehensive (Loss) Income

Sotheby’s comprehensive (loss) income includes the net (loss) income for the period, as well as other comprehensive (loss) income which consists almost entirely of the change in the foreign currency translation adjustment account. For the three and nine months ended September 30, 2011 and 2010, comprehensive (loss) income consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	($29,719)	$(19,361)	$99,936	$64,701

Other Comprehensive (Loss) Income:
Foreign currency exchange rate (losses) gains	(27,206)	31,484	2,500	(526)
Amortization of prior service cost and actuarial losses related to the U.K. defined benefit pension plan, net of taxes	—	2	—	6

Total other comprehensive (loss) income	(27,206)	31,486	2,500	(520)

Comprehensive (loss) income	($56,925)	$12,125	$102,436	$64,181

12. Share-Based Payments and Dividends

Share-Based Payments—Share-based payments to employees include performance-based stock awards, restricted stock, restricted stock units and stock options, as discussed in more detail below. For the three and nine months ended September 30, 2011 and 2010, compensation expense related to share-based payments, which is reflected within Salaries and Related Costs in Sotheby’s statements of operations, is summarized as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pre-Tax	$3,797	$5,342	$14,196	$15,978
After-Tax	$2,164	$4,045	$9,504	$11,004

For the three and nine months ended September 30, 2011 and 2010, compensation expense related to share-based payments decreased $1.5 million (29%) and $1.8 million (11%), respectively, when compared to the prior year. These decreases are largely attributable to a reduction to share-based payment expense of $1.3 million recorded in the third quarter of 2011 as a result of a change in management’s assessment of the likelihood and timing of achieving the relevant profitability targets for certain performance-based equity awards. See “Performance Share Units” below.

For the nine months ended September 30, 2011, Sotheby’s realized $7.2 million of excess tax benefits related to share-based payment arrangements. These excess tax benefits represent the amount by which the tax deduction ultimately received by Sotheby’s as a result of the exercise or vesting of share-based payments exceeds the tax benefit initially recognized in the financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in Additional Paid-in Capital in Sotheby’s balance sheets and are classified within Cash Provided (Used) by Financing Activities in Sotheby’s statements of cash flows.

As of September 30, 2011, unrecognized compensation expense related to the unvested portion of share-based payments was approximately $22.8 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 3.1 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.

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

Summary of Restricted Stock, RSU’s and PSU’s—For the nine months ended September 30, 2011, changes in the number of outstanding Restricted Stock, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock, RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	2,370	$18.86
Granted	628	$41.80
Vested	(998)	$23.35
Canceled	(10)	$17.06

Outstanding at September 30, 2011	1,990	$23.89

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

The aggregate fair value of Restricted Stock, RSU’s and PSU’s that vested during the nine months ended September 30, 2011 and 2010 was $45.2 million and $18.3 million, respectively, based on the closing price of Sotheby’s Common Stock on the dates the shares vested.

As of September 30, 2011, 1.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.

Stock Options—Stock options issued pursuant to the Sotheby’s 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. Changes in the number of stock options outstanding for the nine months ended September 30, 2011 were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	512	$21.82
Granted	—	$—
Exercised	(121)	$21.44

Outstanding at September 30, 2011	391	$21.94	8.2	$2,206

Exercisable at September 30, 2011	16	$17.84	6.3	$153

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010, was $3.2 million and $3.2 million, respectively. Cash received from the exercise of stock options that were exercised during the nine months ended September 30, 2011 was $2.6 million. Cash received from the exercise of stock options that were exercised during the nine months ended September 30, 2010 totaled $5.9 million. Sotheby’s also received $4.1 million in cash in January 2010 for stock options that were exercised in late December 2009. For the nine months ended September 30, 2011 and 2010, the excess tax benefits realized from the exercise of stock options totaled $0.8 million and $1.2 million, respectively.

Noortman Master Paintings (“NMP”)—On June 7, 2006, Sotheby’s entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby’s acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby’s paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby’s Common Stock. Pursuant to the Purchase Agreement, if NMP failed to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration would be transferred back to Sotheby’s. The minimum level of financial performance was not achieved and, as a result, 147,352 shares of Sotheby’s Common Stock will be transferred back to Sotheby’s in the fourth quarter of 2011. For the nine months ended September 30, 2011, Sotheby’s recognized a net benefit of $0.6 million to compensation expense to reflect the final number of shares of Common Stock that will be transferred back to Sotheby’s.

Dividends—During the three and nine months ended September 30, 2011, Sotheby’s paid dividends of $3.4 million and $6.9 million, respectively. On November 7, 2011, Sotheby’s Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.4 million) to be paid to shareholders of record as of December 1, 2011 on December 15, 2011.

The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

13. Income Taxes

Reversal of Deferred Tax Asset Valuation Allowance—In 2009, as a result of cumulative three year losses in certain state and local jurisdictions and management’s assessment of Sotheby’s ability to utilize certain state and local deferred tax assets, including net operating losses against projected income, a valuation allowance was established.

As of the third quarter of 2011, Sotheby’s is no longer in a cumulative three year loss position in the state and local jurisdictions in which it had established the valuation allowance against its deferred tax assets. As a result, management assessed whether there was sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized and that the valuation allowance is no longer required. This sufficient positive evidence included, but was not limited to, recent profitability, management’s expectation of future profitability, the expected timing of the reversals of the deferred tax assets and the present economic conditions as compared to the economic conditions when the valuation allowance was established. Based on this assessment, in the third quarter of 2011, management concluded that it is more likely than not that these deferred tax assets will be realized and, as a result, Sotheby’s reversed the valuation allowance. The reversal of the valuation allowance resulted in the recognition of an $11.6 million benefit recorded through the third quarter of 2011, which included a discrete benefit of $9.6 million recognized in the third quarter of 2011 and an additional benefit of $2 million being recognized through its annual effective income tax rate. In the fourth quarter of 2011, an additional benefit of $2 million will be recognized through Sotheby’s effective income tax rate.

Uncertain Tax Positions—As of September 30, 2011, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $31.8 million, representing an increase of $2.6 million when compared to December 31, 2010. As of September 30, 2010, Sotheby’s liability for unrecognized tax benefits was $43.3 million. As of September 30, 2011 and 2010, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate is $16.8 million and $24.9 million, respectively.

Sotheby’s believes it is reasonably possible that a decrease of $1.8 million in the balance of unrecognized tax benefits can occur within 12 months of the September 30, 2011 balance sheet date as a result of the expiration of the statute of limitations and expected settlements of currently ongoing tax audits.

Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions. Years still open for audit are, for federal purposes, from 2008, and for the following major state and local jurisdictions: New York State from 2007; New York City from 2007; and California from 2005. Sotheby’s foreign subsidiaries file income tax returns in the countries in which they have operations. Years still open to examination by foreign tax authorities include Hong Kong from 2005 and the U.K. from 2005.

Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. Sotheby’s accrual for such interest and penalties increased by $0.4 million for the nine months ended September 30, 2011.

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

14. Related Party Transactions

For the three and nine months ended September 30, 2011, Sotheby’s recognized aggregate auction commission revenues of $0.9 million and $5.9 million, respectively, related to the purchase of property by related parties. These revenues represent approximately 2% and 1% of total revenues for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2011, net Accounts Receivable of $376 million includes $4.6 million associated with related party transactions, representing approximately 1% of net Accounts Receivable.

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

In September 2011, the FASB issued ASU 2011–08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, which is codified in ASC 350, Intangibles – Goodwill and Other. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update will be effective for Sotheby’s quarterly and annual financial statements beginning in the first quarter of 2012. Early adoption is permitted. Management is currently evaluating the potential impact of electing to perform the qualitative assessment allowed under ASU 2011-08.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.

Overview

As discussed above, due to the seasonality of the auction business, the third quarter typically reflects a net loss. Accordingly, in the third quarter of 2011, Sotheby’s reported a net loss of $29.7 million which compares unfavorably to a net loss of $19.4 million in the prior period. The increased net loss is principally due to a 4% decrease in auction commission revenues, as well as a higher level of general and administrative expenses and $2.2 million of restructuring charges related to Sotheby’s plan to streamline its European selling operations. Third quarter results are also unfavorably impacted by $5.7 million of Dealer segment inventory writedowns related to Noortman Master Paintings.

For the nine months ended September 30, 2011, Sotheby’s net income increased $35.2 million (55%) when compared to the prior year primarily due to higher auction and private sale commission revenues. These results reflect the strength of the global art market in the first half of 2011, with year-to-date Net Auction Sales of $2.7 billion, a level comparable to the art market’s most recent peak years between 2006 and 2008. Importantly, these results were achieved with a significantly lower risk profile, as Sotheby’s continued to be highly selective in its use of auction guarantees and has only issued auction guarantees in tandem with risk sharing arrangements that greatly reduce its financial exposure. Also, September year-to-date results are favorably impacted by an $11.6 million benefit recognized in the third quarter of 2011 due to the reversal of a valuation allowance against certain of Sotheby’s deferred tax assets.

Sotheby’s results for the year-to-date period reflect a higher level of operating expenses due in part to increased incentive compensation costs, a higher level of direct costs of services consistent with the volume and composition of auction sales in the period and the cost of investments in strategic initiatives. In addition, Sotheby’s year-to-date results are unfavorably impacted by $8.3 million of Dealer segment inventory writedowns related to Noortman Master Paintings and $4.5 million of restructuring charges related to Sotheby’s plan to streamline its European selling operations.

See the discussion below for greater detail on the significant factors impacting Sotheby’s results for the three and nine months ended September 30, 2011 and the comparison to the corresponding prior periods.

Outlook

Uncertainty and volatility in the global economic environment may have contributed to the mixed results in certain Sotheby’s auctions in the early autumn, as the sales growth achieved in the first half of 2011 has slowed. In addition, there continues to be significant price competition for the highest quality collections. Management is mindful of the current economic and competitive environment and is focused on maximizing auction commission margins and maintaining a rational cost structure, while remaining committed to measured investments in the strategic initiatives that are vital to Sotheby’s future. Despite these challenges, Sotheby’s continues to build liquidity and financial strength. (See statement on Forward Looking Statements.)

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

The following tables provide a summary of Sotheby’s results of operations for the three and nine months ended September 30, 2011 and 2010, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2011	2010	$ Change	% Change
Revenues:
Auction and related revenues	$52,916	$55,104	$(2,188)	(4.0%)
Finance revenues	2,923	1,932	991	51.3%
Dealer revenues	591	14,991	(14,400)	(96.1%)
License fee revenues	1,408	941	467	49.6%
Other revenues	372	92	280	*

Total revenues	58,210	73,060	(14,850)	(20.3%)
Expenses	103,695	102,207	(1,488)	(1.5%)

Operating loss	(45,485)	(29,147)	(16,338)	(56.1%)
Net interest expense	(9,800)	(11,451)	1,651	14.4%
Extinguishment of debt, net	(1,529)	—	(1,529)	N/A
Other (expense) income	(1,086)	2,116	(3,202)	*

Loss before taxes	(57,900)	(38,482)	(19,418)	(50.5%)
Equity in (losses) earnings of investees, net of taxes	(25)	173	(198)	*
Income tax benefit	(28,206)	(18,948)	9,258	48.9%

Net loss	$(29,719)	$(19,361)	$(10,358)	(53.5%)

Key performance indicators:
Aggregate Auction Sales (a)	$247,907	$256,232	$(8,325)	(3.2%)
Net Auction Sales (b)	$207,760	$215,887	$(8,127)	(3.8%)
Private Sales (c)	$84,329	$122,906	$(38,577)	(31.4%)
Consolidated Sales (d)	$332,827	$394,129	$(61,302)	(15.6%)
Auction Commission Margin (e)	19.7%	20.2%	N/A	(2.4%)
Direct Costs as a percentage of Net Auction Sales	2.4%	2.1%	N/A	(16.2%)
Average loan portfolio (f)	$195,160	$148,981	$46,179	31.0%

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2011	2010	$ Change	% Change
Revenues:
Auction and related revenues	$516,841	$420,532	$96,309	22.9%
Finance revenues	9,022	6,568	2,454	37.4%
Dealer revenues	16,848	25,848	(9,000)	(34.8%)
License fee revenues	4,119	2,775	1,344	48.4%
Other revenues	757	626	131	20.9%

Total revenues	547,587	456,349	91,238	20.0%
Expenses	393,454	337,876	(55,578)	(16.4%)

Operating income	154,133	118,473	35,660	30.1%
Net interest expense	(27,610)	(34,049)	6,439	18.9%
Extinguishment of debt, net	(1,529)	—	(1,529)	*
Other (expense) income	(1,455)	1,244	(2,699)	*

Income before taxes	123,539	85,668	37,871	44.2%
Equity in earnings of investees, net of taxes	28	417	(389)	(93.3%)
Income tax expense	23,631	21,384	(2,247)	(10.5%)

Net income	$99,936	$64,701	$35,235	54.5%

Key performance indicators:
Aggregate Auction Sales (a)	$3,211,745	$2,410,416	$801,329	33.2%
Net Auction Sales (b)	$2,731,410	$2,050,446	$680,964	33.2%
Private Sales (c)	$532,743	$332,798	$199,945	60.1%
Consolidated Sales (d)	$3,761,336	$2,769,062	$992,274	35.8%
Auction Commission Margin (e)	16.6%	18.5%	N/A	(10.1%)
Direct Costs as a percentage of Net Auction Sales	1.5%	1.6%	N/A	7.1%
Average loan portfolio (f)	$217,435	$166,072	$51,363	30.9%

Legend:

*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s.
(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.
(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(f)	Represents the average loan portfolio of Sotheby’s Finance segment.

Revenues

For the three and nine months ended September 30, 2011 and 2010, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2011	2010	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$40,962	$43,620	$(2,658)	(6.1%)
Private sale commissions	9,750	10,106	(356)	(3.5%)
Principal activities	(1,213)	(1,908)	695	36.4%
Other auction and related revenues**	3,417	3,286	131	4.0%

Total auction and related revenues	52,916	55,104	(2,188)	(4.0%)

Other revenues:
Finance revenues	2,923	1,932	991	51.3%
Dealer revenues	591	14,991	(14,400)	(96.1%)
License fee revenues	1,408	941	467	49.6%
Other	372	92	280	*

Total other revenues	5,294	17,956	(12,662)	(70.5%)

Total revenues	$58,210	$73,060	$(14,850)	(20.3%)

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2011	2010	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$454,485	$379,779	$74,706	19.7%
Private sale commissions	47,947	29,462	18,485	62.7%
Principal activities	148	(3,084)	3,232	*
Other auction and related revenues**	14,261	14,375	(114)	(0.8%)

Total auction and related revenues	516,841	420,532	96,309	22.9%

Other revenues:
Finance revenues	9,022	6,568	2,454	37.4%
Dealer revenues	16,848	25,848	(9,000)	(34.8%)
License fee revenues	4,119	2,775	1,344	48.4%
Other	757	626	131	20.9%

Total other revenues	30,746	35,817	(5,071)	(14.2%)

Total revenues	$547,587	$456,349	$91,238	20.0%

*	Represents a change in excess of 100%.
**	Principally includes auction expense recoveries and catalogue subscription revenues.

Auction and Related Revenues

For the three months ended September 30, 2011, auction and related revenues decreased $2.2 million (4%) when compared to the prior year due to a lower level of auction commission revenues. For the nine months ended September 30, 2011, auction and related revenues increased $96.3 million (23%) when compared to the prior year almost entirely due to a higher level of auction and private sale commission revenues. The comparison to the prior periods is favorably impacted by changes in foreign currency exchange rates, which increased auction and related revenues by $1.8 million and $21.7 million, respectively, during the three and nine month periods. See the discussion below for a more detailed explanation of the factors contributing to the changes in auction and related revenues between the periods.

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

For the three months ended September 30, 2011, auction commission revenues decreased $2.7 million (6%) due to a 4% reduction in Net Auction Sales, as well as a decrease in Auction Commission Margin from 20.2% to 19.7%. For the nine months ended September 30, 2011, auction commission revenues increased $74.7 million (20%) due to a 33% improvement in Net Auction Sales partially offset by a decline in Auction Commission Margin from 18.5% to 16.6%. The comparison to the prior periods is also favorably impacted by changes in foreign currency exchange rates, which increased auction commission revenues by $1.3 million and $19.6 million, respectively, during the three and nine month periods. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.

Net Auction Sales—For the three months ended September 30, 2011, Net Auction Sales decreased $8.1 million (4%) when compared to the prior year. This decrease is primarily due to a $13.8 million decrease in single-owner sales as well as a $9 million decrease in the recurring various-owner Prints sale in London, which in 2010 included the sale of a special collection of Picasso prints. These decreases are partially offset by an $8.1 million improvement in recurring various-owner sales of Asian Art in New York and the favorable impact of changes in foreign currency exchange rates, which increased Net Auction Sales by $7.4 million.

For the nine months ended September 30, 2011, Net Auction Sales increased $681 million (33%) when compared to the prior year. This increase reflects the strength of the global art market in the first half of 2011, which was supported, in part, by a surge in the activity of buyers and sellers from emerging markets, especially China. The increase in Net Auction Sales was also driven by a number of significant single-owner sales occurring in the first half of 2011. More specifically, the increase in year-to-date Net Auction Sales is attributable to the following factors:

•

An increase of $349.4 million (180%) in worldwide sales of Asian Art primarily due to several unprecedented second quarter sales of single-owner collections conducted in Hong Kong, including The Meiyingtang Collection of Chinese Porcelain ($76.6 million), The Mei Yun Tang Collection of Paintings by Chang Dai-chien ($76.4 million) and The Ullens Collection of Contemporary Chinese Art ($46.6 million). Recurring various-owner sales of Asian Art also performed well, with a year-to-date increase of $134.4 million (79%).

•	An increase of $42.1 million in sales of Impressionist Art and Contemporary Art.

•

An increase of $102 million in single-owner sales in other collecting categories, including the sales of the Evill/Frost Collection of 20th Century British Art ($54.2 million) and The Stuart Cary Welch Collection of Arts of the Islamic World and Arts of India ($38 million).

•	The favorable impact of changes in foreign currency exchange rates, which increased Net Auction Sales by $110.9 million.

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

In certain situations, Auction Commission Margin is adversely impacted by arrangements whereby Sotheby’s buyer’s premium is shared with a consignor. In such situations, Sotheby’s may share its buyer’s premium with a consignor in order to secure a high value consignment without issuing an auction guarantee.

Auction Commission Margin may also be adversely impacted by the use of auction guarantees. For example, when issuing an auction guarantee, Sotheby’s may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby’s financial exposure under the auction guarantee is reduced in exchange for sharing its auction commission. Also, in situations when the guaranteed property sells for less than the guaranteed price, all or a portion of Sotheby’s auction commissions are used to reduce the principal loss on the transaction. (See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on Sotheby’s use of auction guarantees.)

For the three and nine months ended September 30, 2011, Auction Commission Margin was 19.7% and 16.6%, respectively, compared to 20.2% and 18.5% in the same periods of the prior year. The decreases in Auction Commission Margin are attributable to continued competitive pressures to win high value consignments, which resulted in a lower level of seller’s commission revenue during the year-to-date period and a higher level of auction commissions shared with consignors.

Private Sale Commissions

For the nine months ended September 30, 2011, private sale commissions increased $18.5 million (63%) when compared to the prior year. This increase is attributable to a significantly higher volume of high value property sold privately, primarily in the second quarter of 2011, and reflects Sotheby’s continued strategic focus on private selling activities.

Principal Activities

Auction segment principal activities consist of gains and losses related to auction guarantees including: (i) any share of overage or shortfall recognized when the guaranteed property is offered or sold at auction, (ii) any subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction and (iii) any subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction. Auction segment principal activities also include gains and losses related to the sale of other Auction segment inventory, as well as any writedowns to the carrying value of such inventory, which consists mainly of objects obtained incidental to the auction process primarily as a result of defaults by purchasers after a consignor has been paid.

For the nine months ended September 30, 2011 principal activities improved $3.2 million when compared to the prior period primarily due to the sale of previously guaranteed property and overage earned from the sale of guaranteed property offered at auction in the first half of 2011, as well as a lower level of writedowns on auction segment inventory.

Finance Revenues

For the three and nine months ended September 30, 2011, Finance revenues increased $1 million (51%) and $2.5 million (37%), respectively, when compared to the prior periods due to a higher average balance of interest-bearing loans and higher average interest rates earned in the current periods. For the three and nine months ended September 30, 2011, Finance revenues included $0.7 million and $2.2 million, respectively, related to interest earned on a significant loan issued in the fourth quarter of 2010, for which there was no comparable loan outstanding in the prior periods.

(Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from Sotheby’s Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Dealer Revenues and Cost of Sales

Dealer revenues consist of revenues earned from the sale of Dealer inventory, which includes property owned by Noortman Master Paintings (“NMP”) and artworks purchased for investment purposes. To a lesser extent, Dealer revenues also include commissions earned by NMP through the brokering of private art sales. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory.

The table below summarizes Dealer revenues, cost of sales and gross profit for the three and nine months ended September 30, 2011 and 2010 (in thousands of dollars):

	$(14,400)	$(14,400)	$(14,400)	$(14,400)
			Favorable/(Unfavorable)
Three Months Ended September 30,	2011	2010	$ Change	% Change
Dealer revenues	$591	$14,991	$(14,400)	(96.1%)
Dealer cost of sales	(6,012)	(14,990)	8,978	59.9%

Dealer gross (loss) profit	$(5,421)	$1	$(5,422)	*

	$(14,400)	$(14,400)	$(14,400)	$(14,400)
			Favorable/(Unfavorable)
Nine Months Ended September 30,	2011	2010	$ Change	% Change
Dealer revenues	$16,848	$25,848	$(9,000)	(34.8%)
Dealer cost of sales	(20,267)	(23,305)	3,038	13.0%

Dealer gross (loss) profit	$(3,419)	$2,543	$(5,962)	*

*	Represents a change in excess of 100%.

In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note 12 of Notes to Condensed Consolidated Financial Statements), management initiated a plan to restructure NMP’s business and sales strategy. Historically, NMP has principally specialized in sales of Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings, with a large number of paintings held in inventory at various price points. However, in the future, NMP will greatly reduce its inventory of lower valued Old Master Paintings and shift its focus to a select group of high-valued works of art. Accordingly, NMP will offer a large collection of lower valued works at various auction houses in the fourth quarter of 2011. In the ordinary course of NMP’s business, these objects would have been held for a longer period and sold in privately negotiated transactions. As a result of the new strategy described above and due in part to a general weakening of the private dealer market for certain categories of lower valued Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients, inventory writedowns of $5.7 million were recorded in the third quarter of 2011. For the nine months ended September 30, 2011, Dealer segment inventory writedowns totaled $8.3 million.

Also impacting Dealer segment results for the current periods are significantly lower NMP revenues principally attributable to the weakening of the private dealer market for certain categories of lower valued Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients.

Expenses

For the three and nine months ended September 30, 2011 and 2010, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended September 30,	2011	2010	$ Change	% Change

Direct costs of services	$5,083	$4,548	$(535)	(11.8%)
Dealer cost of sales	6,012	14,990	8,978	59.9%
Marketing expenses	2,803	2,520	(283)	(11.2%)
Salaries and related costs	45,724	46,722	998	2.1%
General and administrative expenses	37,404	29,723	(7,681)	(25.8%)
Depreciation and amortization expense	4,461	3,852	(609)	(15.8%)
Restructuring charges, net	2,208	(148)	(2,356)	*

Total expenses	$103,695	$102,207	$(1,488)	(1.5%)

			Favorable / (Unfavorable)
Nine Months Ended September 30,	2011	2010	$ Change	% Change

Direct costs of services	$40,295	$32,578	$(7,717)	(23.7%)
Dealer cost of sales	20,267	23,305	3,038	13.0%
Marketing expenses	10,639	8,736	(1,903)	(21.8%)
Salaries and related costs	194,186	167,661	(26,525)	(15.8%)
General and administrative expenses	110,788	93,342	(17,446)	(18.7%)
Depreciation and amortization expense	12,803	12,304	(499)	(4.1%)
Restructuring charges, net	4,476	(50)	(4,526)	*

Total expenses	$393,454	$337,876	$(55,578)	(16.4%)

*	Represents a change in excess of 100%.

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

For the three months ended September 30, 2011, direct costs of services increased $0.5 million (12%) when compared to the prior year primarily due to higher costs to promote and execute private sales during the period.

For the nine months ended September 30, 2011, direct costs of services increased $7.7 million (24%) when compared to the prior year. This increase is consistent with the level and composition of Sotheby’s auction and private sale offerings in the current period. In particular, the costs to promote single-owner sales increased $4 million. Additionally, direct costs of services for the year-to-date period include fees associated with the increased usage of debit and credit cards by buyers from China. Direct costs of services for the nine months ended September 30, 2011 were also unfavorably impacted by changes in foreign currency exchange rates, which contributed $1.6 million to the increase over the prior year.

The overall increase in direct costs of services for the nine months ended September 30, 2011 is partially offset by an unexpected recovery of $0.9 million recognized in the second quarter of 2011 related to a property damage loss initially recognized in the first quarter of 2010.

Marketing Expenses

Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of costs related to Sotheby’s corporate marketing activities, client service initiatives and strategic sponsorships of cultural institutions. For the three and nine months ended September 30, 2011, marketing expenses increased by $0.3 million (11%) and $1.9 million (22%), respectively, due to increased sponsorships of museums and other cultural institutions, as well as a higher level of costs incurred to support certain strategic initiatives, including brand promotion activities in China and other emerging markets and the enhancement of the sothebys.com website.

Salaries and Related Expenses

For the three and nine months ended September 30, 2011 and 2010, salaries and related costs consisted of the following (in thousands of dollars):

	$000,0000	$000,0000	$000,0000	$000,0000
			Favorable / (Unfavorable)
Three Months Ended September 30,	2011	2010	$ Change	% Change

Full-time salaries	$31,700	$27,994	($3,706)	(13.2%)
Payroll taxes	3,500	3,039	(461)	(15.2%)
Employee benefits	649	5,160	4,511	87.4%
Incentive compensation expense	2,316	2,241	(75)	(3.3%)
Share-based payments	3,797	5,342	1,545	28.9%
Other *	3,762	2,946	(816)	(27.7%)

Total salaries and related costs	$45,724	$46,722	$998	2.1%

	$000,0000	$000,0000	$000,0000	$000,0000
			Favorable / (Unfavorable)
Nine Months Ended September 30,	2011	2010	$ Change	% Change

Full-time salaries	$95,697	$83,744	($11,953)	(14.3%)
Payroll taxes	16,126	12,792	(3,334)	(26.1%)
Employee benefits	9,773	11,850	2,077	17.5%
Incentive compensation expense	45,953	33,265	(12,688)	(38.1%)
Share-based payments	14,196	15,978	1,782	11.2%
Other *	12,441	10,032	(2,409)	(24.0%)

Total salaries and related costs	$194,186	$167,661	($26,525)	(15.8%)

*	Principally includes expense related to the cost of temporary labor and overtime, and certain employment arrangements.

For the three months ended September 30, 2011, salaries and related costs remained relatively consistent with the prior year, with the impact of higher full time salaries and unfavorable movements in foreign exchange rates offset by a decrease in employee benefits costs. For the nine months ended September 30, 2011, salaries and related costs increased $26.5 million (16%) when compared to the prior year primarily due to higher incentive compensation costs and full-time salaries, as well as the unfavorable impact of changes in foreign currency exchange rates. See below for a detailed discussion of the significant factors contributing to the increases in salaries and related costs.

Full-Time Salaries—For the three and nine months ended September 30, 2011, full-time salaries increased $3.7 million (13%) and $12 million (14%), respectively, due to strategic headcount and salary increases and the unfavorable impact of changes in foreign currency exchange rates, which contributed $1 million and $3 million to the quarter and year-to-date increases, respectively.

Incentive Compensation Expense—The amount of incentive compensation expense recorded in a period is largely dependent upon the level of Sotheby’s earnings, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby’s full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for the brokering of certain eligible private sale transactions. The increase in incentive compensation expense for the nine months ended September 30, 2011 is due to the improvement in Sotheby’s year-to-date earnings, and, to a lesser extent, the significant increase in private sale commissions.

Payroll Taxes—For the three and nine months ended September 30, 2011, payroll taxes increased $0.5 million (15%) and $3.3 million (26%), respectively, primarily due to the impact of higher incentive compensation expense and full-time salaries, as discussed above, as well as a higher value of share-based payment awards vesting during the first quarter of 2011.

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

For the three and nine months ended September 30, 2011, employee benefit costs decreased $4.5 million (87%) and $2.1 million (18%), respectively. These decreases are largely the result of significantly unfavorable performance of deemed participant investments associated with the DCP, which reduced employee benefits costs by $4.6 million and $3.1 million, respectively, in the current quarter and year-to-date periods. On a consolidated basis, the impact of the cost reductions related to the DCP liability are largely offset by significantly unfavorable performance of the trust assets related to the DCP liability, which is reflected within other income (expense).

Also contributing to the decrease in employee benefit costs for the three and nine months ended September 30, 2011 are increases of $0.5 million and $1.4 million, respectively, in the net pension credit related to the U.K. Pension Plan. These decreases are attributable to differences in the market-based assumptions used to determine the net pension credit between the periods.

The decreases in employee benefits for the three and nine months ended September 30, 2011 are partially offset by the impact of the increases in full-time salaries and incentive compensation expense discussed above.

Other Compensation—Other compensation typically includes expense related to the cost of temporary labor and overtime, as well as expense related to certain employment arrangements. For the three and nine months ended September 30, 2011, other compensation expense increased $0.8 million (28%) and $2.4 million (24%), respectively, almost entirely due to higher temporary labor costs in London and New York. The higher temporary labor costs in New York are primarily attributable to temporary labor hired as a result of the lockout of unionized property handlers in the third quarter of 2011, though these costs are partially offset by savings in full-time salaries, employee benefits and payroll taxes. (See Part II, Item 1A, “Risk Factors,” for more detailed information on Sotheby’s lockout of its unionized property handlers.)

Share-Based Payments— Share-based payments consist of the amortization expense for awards of performance-based equity compensation, restricted stock, restricted stock units and stock options. Such equity-based awards are typically granted annually each February and the value of the awards is generally dependent upon Sotheby’s financial results for the year prior to the grant date. The amount of expense recognized for share-based payments is based on management’s estimates of the number of shares ultimately expected to vest. For performance-based equity compensation, the amount and timing of expense recognition is also significantly impacted by management’s assessment of the likelihood and timing of achieving certain profitability targets. (See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information on Sotheby’s share-based compensation programs.)

For the three and nine months ended September 30, 2011 and 2010, share-based payments expense decreased $1.5 million (29%) and $1.8 million (11%), respectively, when compared to the prior year. These decreases are largely attributable to a reduction to share-based payment expense of $1.3 million recorded in the third quarter of 2011 as a result of a change in management’s assessment of the likelihood and timing of achieving the relevant profitability targets for certain performance-based equity awards.

General and Administrative Expenses

For the three and nine months ended September 30, 2011, general and administrative expenses increased $7.7 million (26%) and $17.4 million (19%), respectively, when compared to the prior year. These increases are primarily attributable to the following factors:

•

Increases of $2.7 million and $6.7 million, respectively, in professional fees, primarily attributable to a higher level of consulting fees in support of Sotheby’s strategic initiatives, including the development of Sotheby’s presence in emerging markets such as China and the enhancement of Sotheby’s website.

•	Increases of $1.1 million and $2.9 million, respectively, in travel and entertainment expenses in response to consignment opportunities during the period.

•	Increases of $1.1 million and $2.7 million, respectively, in litigation claims and client goodwill gestures.

•	Increases of $0.4 million and $1.1 million, respectively, in facilities-related expenses.

•	Increases of $1 million and $3 million, respectively, due to unfavorable changes in foreign currency exchange rates.

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

The Restructuring Plan will reduce staff by 24, which represents approximately 46% of Sotheby’s current headcount in Italy and the Netherlands and 2% of its global headcount. The Restructuring Plan will also allow Sotheby’s to completely exit its leased Amsterdam salesroom, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.

The following table summarizes Restructuring Charges for the three and nine months ended September 30, 2011 (in thousands of dollars):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Employee termination benefits	$133	$1,812
Facility related costs	2,047	2,636
Other costs	28	28

Total	$2,208	$4,476

The facility related charges recognized in the third quarter of 2011 are the result of a lease termination fee incurred in September 2011 related to Sotheby’s Amsterdam salesroom, which will be vacated by the end of the year. Accrued restructuring costs of $4.5 million are recorded within Accounts Payable and Accrued Liabilities in the September 30, 2011 Condensed Consolidated Balance Sheet. Total cash expenditures related to the Restructuring Plan are expected to be approximately $5 million, substantially all of which are expected to be made in the fourth quarter of 2011.

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

(See statement on Forward Looking Statements.)

Net Interest Expense

For the three months ended September 30, 2011, net interest expense decreased $1.7 million (14%). This decrease is primarily due to a $1 million reduction in interest expense resulting from Sotheby’s repurchase of $48.3 million of its 7.75% Senior Notes in the fourth quarter of 2010. To a lesser extent, the decrease in third quarter net interest expense is also due to lower amortization of credit facility related fees. For the nine months ended September 30, 2011, net interest expense decreased $6.4 million (19%), primarily due to a year-to-date $2.9 million reduction in interest expense related to the Senior Notes, $2.2 million of interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account and lower amortization of credit facility related fees. The repurchase of Sotheby’s 7.75% Senior Notes in the fourth quarter of 2010 will reduce annual interest expense by approximately $3.7 million in each of the years in the periods 2011 to 2014 and approximately $1.8 million in 2015. (See statement on Forward Looking Statements.)

Extinguishment of Debt, Net

On April 1, 2011, the trustee for Sotheby’s 3.125% Convertible Notes (the “Convertible Notes”) notified bondholders that the Convertible Notes would be convertible at their option for a period beginning on April 1, 2011 and ending on September 30, 2011 as a result of the closing price of Sotheby’s Common Stock exceeding $44.20 for 20 trading days in the 30 consecutive trading days ending on March 31, 2011.

In June 2011, Sotheby’s received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. The resulting conversion obligation of $22.5 million ($18.1 million related to principal and approximately $4.4 million related to the conversion premium) was settled entirely in cash by Sotheby’s in August 2011. Sotheby’s simultaneously received the $4.4 million in cash paid to fund the conversion premium through its exercise of a portion of the related Convertible Note Hedges, which are intended to offset the impact of any conversion premium associated with Convertible Note redemptions. In the third quarter of 2011, Sotheby’s recognized a $1.5 million loss representing the write-off of a proportionate amount of unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.

(See Note 6 of Notes to Condensed Consolidated Financial Statements.)

Other (Expense) Income

For the three and nine months ended September 30, 2011, Sotheby’s results include other expense of $1.1 million and $1.5 million, respectively, as compared to other income of $2.1 million and $1.2 million, respectively, in the prior year. The unfavorable comparisons versus the prior year are largely the result of the significantly unfavorable performance of the trust assets related to the DCP liability, which resulted in losses of $3.1 million and $2.6 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, other income included gains of $1.6 million and $0.3 million, respectively, from the changes in the fair value of these assets. On a consolidated basis, the impact of these gains (losses) in the trust assets related to the DCP are largely offset by corresponding adjustments to employee benefits costs (see “Salaries and Related Expenses” above for more information on the DCP.).

Income Tax Expense

Quarterly tax expense (benefit) is calculated using an estimated annual effective income tax rate for the period using actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of tax settlements with state, federal or foreign tax authorities; or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

As discussed above, changes in the jurisdictional mix of forecasted pre-tax income could result in pre-tax income being higher or lower than anticipated in countries with lower statutory tax rates than the U.S., which could cause Sotheby’s effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. This is particularly true in countries where Sotheby’s has significant auction operations such as the U.K., Hong Kong, and Switzerland where the statutory tax rates are approximately 26%, 17%, and 23%, respectively. For the year ended December 31, 2010, the pre-tax income of the U.K., Hong Kong, and Switzerland was $87.3 million, $47.1 million, and $18.5 million, respectively, which cumulatively comprised approximately 81% of foreign pre-tax income and approximately 68% of consolidated pre-tax income.

Management anticipates that Sotheby’s annual effective income tax rate for 2011, excluding discrete items, will be approximately 27%. This anticipated annual effective income tax rate is lower than the U.S. statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates, partially offset by state and local income taxes and additional U.S. tax on earnings from foreign subsidiaries. (See statement on Forward Looking Statements.)

The table below summarizes Sotheby’s income tax (benefit) / expense and effective tax rate for the three and nine months ended September 30, 2011 and 2010, including the impact of discrete items (in thousands of dollars):

Three Months Ended September 30,	2011	2010
Loss before taxes	$(57,900)	$(38,482)
Income tax benefit	$(28,206)	$(18,948)
Effective tax rate	48.7%	49.2%

Nine Months Ended September 30,	2011	2010
Income before taxes	$123,539	$85,668
Income tax expense	$23,631	$21,384
Effective tax rate	19.1%	25.0%

The change in Sotheby’s effective income tax rate when compared to the prior year is largely due to an $11.6 million benefit recognized in the third quarter of 2011 related to the reversal of a valuation allowance against certain of its deferred tax assets, as described in more detail below. The comparison to the prior periods is also impacted by a change to certain U.S. tax regulations governing the treatment of income earned by controlled foreign corporations. These tax regulations expired on December 31, 2009 and had an adverse impact on the forecasted 2010 annual effective income tax rate. However, these regulations were subsequently extended in December 2010 through December 31, 2011, with this extension being applied retroactively from January 1, 2010. Additionally, the effective income tax rate for the three and nine months ended September 30, 2010 was impacted by the recording of a discrete benefit of $6 million related to previously unrecognized tax benefits due to the expiration of the federal statutory period for 2006.

Accounting Standards Codification (“ASC”) 740 (Income Taxes) requires a valuation allowance to be established when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. In circumstances where there is “sufficient negative evidence,” establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of ASC 740. In 2009, as a result of cumulative three year losses in certain state and local jurisdictions and management’s assessment of Sotheby’s ability to utilize certain state and local deferred tax assets, including net operating losses against projected income, a valuation allowance was established.

As of the third quarter of 2011, Sotheby’s is no longer in a cumulative three year loss position in the state and local jurisdictions in which it had established the valuation allowance against its deferred tax assets. As a result, management assessed whether there was sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized and that the valuation allowance is no longer required. This sufficient positive evidence included, but was not limited to, recent profitability, management’s expectation of future profitability, the expected timing of the reversals of the deferred tax assets and the present economic conditions as compared to the economic conditions when the valuation allowance was established. Based on this assessment, in the third quarter of 2011, management concluded that it is more likely than not that these deferred tax assets will be realized and, as a result, Sotheby’s reversed the valuation allowance. The reversal of the valuation allowance resulted in the recognition of an $11.6 million benefit recorded through the third quarter of 2011, which included a discrete benefit of $9.6 million recognized in the third quarter and an additional benefit of $2 million being recognized through its annual effective income tax rate. In the fourth quarter of 2011, an additional benefit of $2 million will be recognized through Sotheby’s effective income tax rate. (See statement on Forward Looking Statements.)

Impact of Changes in Foreign Currency Exchange Rates

For the three and nine months ended September 30, 2011, changes in foreign currency exchange rates had a net unfavorable impact of approximately $1.3 million and a net favorable impact of approximately $9.8 million, respectively, on Sotheby’s results. The components of the impact of changes in foreign currency exchange rates are as follows (in thousands of dollars):

Three Months Ended September 30, 2011	Favorable/ (Unfavorable)
Total revenues	$1,794
Total expenses	(3,394)

Operating loss	(1,600)
Net interest expense and other	252

Impact of changes in foreign currency exchange rates	$(1,348)

Nine Months Ended September 30, 2011	Favorable/ (Unfavorable)
Total revenues	$22,816
Total expenses	(12,994)

Operating income	9,822
Net interest expense and other	13

Impact of changes in foreign currency exchange rates	$9,835

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes Sotheby’s material contractual obligations and commitments as of September 30, 2011 (in thousands of dollars):

		Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years

York Property Mortgage (1)
Principal	$231,508	$3,177	$6,972	$221,359	$—
Interest	48,023	12,827	25,036	10,160	—

Sub-total	279,531	16,004	32,008	231,519	—

Unsecured debt (2)
Principal payments	261,839		181,868	79,971	—
Interest payments	34,367	11,881	18,079	4,407	—

Sub-total	296,206	11,881	199,947	84,378	—

Other commitments:					—
Operating lease obligations (3)	110,642	15,417	26,338	24,450	44,437
Employment arrangements (4)	22,112	9,405	9,771	2,383	553
Auction guarantees (5)	78,000	78,000	—	—	—
Uncertain tax positions (6)	—	—	—	—	—

Sub-total	210,754	102,822	36,109	26,833	44,990

Total	$786,491	$130,707	$268,064	$342,730	$44,990

(1)	Represents the outstanding principal and monthly interest payments due on the York Property Mortgage. The York Property Mortgage matures on July 1, 2035, has an optional pre-payment date of July 1, 2015, and bears an annual interest rate of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to either pre-pay or refinance the mortgage on or about July 1, 2015.
(2)	Represents the aggregate outstanding principal and semi-annual interest payments due on Sotheby’s $80 million 7.75% Senior Notes (the “Senior Notes”) and $181 million 3.125% Convertible Notes (the “Convertible Notes”). The Senior Notes are due on June 15, 2015. The Convertible Notes are due on June 15, 2013, but may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (1) during any fiscal quarter (and only during such fiscal quarter), if the closing price of Sotheby’s Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter, (2) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, or (3) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture). It is Sotheby’s current intent and policy to settle up to the principal amount of the Convertible Notes in cash. (See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on the Convertible Notes and the Senior Notes.)
(3)	Represents rental payments due under Sotheby’s operating lease obligations.
(4)	Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between February 2012 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide for annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances.

(5)	From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). As of September 30, 2011, Sotheby’s had outstanding auction guarantees totaling $78 million, with most of the individual properties under the outstanding auction guarantees having a presale low estimate approximately equal to the guaranteed price. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unaffiliated third parties. If the irrevocable bids are the winning bids for the property underlying these auction guarantees, the total proceeds from the irrevocable bidders, including buyer’s premium, would be no less than the aggregate amount of these auction guarantees. All of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2011. As of September 30, 2011, $10 million of the guaranteed amount had been advanced by Sotheby’s and was recorded within Notes Receivable and Consignor Advances on its balance sheet. (See Note 10 of Notes to Condensed Consolidated Financial Statements and “Off Balance Sheet Arrangements” below for more information related to auction guarantees. See Note 5 of Notes to Condensed Consolidated Financial Statements for more information on Notes Receivable and Consignor Advances.)
(6)	Excludes the $20 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the September 30, 2011 Condensed Consolidated Balance Sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 13 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

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

•

Contractual arrangements under which a counterparty contractually commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee, if the property sells for less than the guaranteed price, or (ii) a share of the guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, if the property sells, the counterparty is entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.

The counterparties to these auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.

As of September 30, 2011, Sotheby’s had outstanding auction guarantees totaling $78 million, with most of the individual properties under the outstanding auction guarantees having a presale low estimate approximately equal to the guaranteed price. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unaffiliated third parties. If the irrevocable bids are the winning bids for the property underlying these auction guarantees, the total proceeds from the irrevocable bidders, including buyer’s premium, would be no less than the aggregate amount of these auction guarantees. All of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2011. As of September 30, 2011, $10 million of the guaranteed amount had been advanced by Sotheby’s and is recorded on the balance sheet within Notes Receivable and Consignor Advances. As of September 30, 2011, December 31, 2010 and September 30, 2010, the carrying amount of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees was approximately $0.2 million, $0.1 million and $0.2 million, respectively, and is recorded on the balance sheet within Accounts Payable and Accrued Liabilities.

As of November 3, 2011, Sotheby’s had outstanding auction guarantees totaling $70.4 million, with most of the individual properties under the outstanding auction guarantees having a presale low estimate approximately equal to the guaranteed price. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unaffiliated third parties. If the irrevocable bids are the winning bids for the property underlying these auction guarantees, the total proceeds from the irrevocable bidders, including buyer’s premium, would be no less than the amount of these auction guarantees. All of the property related to such auction guarantees is being offered at auctions in the fourth quarter of 2011.

CONTINGENCIES

For information related to Contingencies, see Notes 5, 9, 10 and 13 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS

For information related to uncertain tax positions, see Note 13 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2011

Cash Provided by Operating Activities—The amount of cash provided or used by Sotheby’s operating activities in a period is generally a reflection of the volume of Net Auction Sales, the timing of auction sale settlements (see Note 5 of Notes to Condensed Consolidated Financial Statements), the timing of payments made to vendors, the amount and timing of compensation-related payments and the timing of the collection and/or payment of tax-related amounts. Net cash provided by operating activities of $58.9 million for the nine months ended September 30, 2011 is principally a reflection of Sotheby’s net income during the period, partially offset by tax-related payments of $53.1 million and the timing of compensation-related payments.

Cash Provided by Investing Activities—Net cash provided by investing activities of $43.9 million for the nine months ended September 30, 2011 is principally attributable to net cash inflows of $60.1 million related to notes receivable in the period, as loan settlements exceeded new loans during the period. This net cash inflow is partially offset by $13 million in capital expenditures, a portion of which were made to support certain Sotheby’s strategic initiatives, including the further enhancement of the sothebys.com website and investments made to enhance Sotheby’s private sale exhibition space.

Cash Used by Financing Activities—Net cash used by financing activities of $39.2 million for the nine months ended September 30, 2011 is principally due to the settlement of Convertible Note redemptions ($18.1 million, net of proceeds from the exercise of the Convertible Note Hedges, as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.), the funding of employee tax obligations upon the vesting of share-based payments during the period ($18.6 million) and dividend payments of $10.3 million. These financing cash outflows are partially offset by $7.2 million in excess tax benefits resulting from the vesting and exercise of share-based payments during the period. Due to the appreciation of Sotheby’s stock price, such share-based payments vested at values higher than what was recorded as expense in Sotheby’s statements of operations. Such circumstances result in a higher tax deduction for Sotheby’s. (See Note 12 of Notes to Condensed Consolidated Financial Statements.)

NET CASH (DEBT)

The table below summarizes Sotheby’s net cash (debt) position as of September 30, 2011, December 31, 2010 and September 30, 2010 (in thousands of dollars):

	September 30,	December 31,	September 30,
	2011	2010	2010

Cash and cash equivalents	$542,400	$483,663	$345,617

Debt:

Convertible Notes ($182 million principal value, due June 2013)	168,431	179,335	177,448
Senior Notes ($80 million principal value, due June 2015)	79,180	79,073	126,905
York Property Mortgage ($232 million principal value, due July 2015)	218,167	217,538	217,624

Total debt	465,778	475,946	521,977

Net cash (debt)	$76,622	$7,717	$(176,360)

The improvement in Sotheby’s net cash (debt) position as of September 30, 2011 when compared to September 30, 2010 is primarily attributable to a significantly higher level of cash, which is attributable to a higher level of earnings during the twelve months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents—As of September 30, 2011, Sotheby’s had cash and cash equivalents of approximately $542.4 million, of which $36.9 million was held in the U.S. and $504.4 million was held by foreign subsidiaries. The focus of Sotheby’s current investment policy is to preserve principal and ensure short-term liquidity. Accordingly, current cash balances are invested in overnight deposits at the highest rated banks.

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

The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”), subject to a borrowing base, and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, with Lenders’ approval, to increase the borrowing capacity by an amount not to exceed $50 million. In addition, up to $10 million of the Revolving Credit Facility may be used to issue letters of credit. As of September 30, 2011, no borrowings were outstanding, and the amount of available borrowings under the Revolving Credit Facility was approximately $103.2 million, as calculated under the borrowing base. Sotheby’s has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.

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

The Credit Agreement, as amended, contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees (auction guarantees less the impact of risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the Credit Agreement, as amended. The Credit Agreement, as amended, also restricts quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon Sotheby’s achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement, as amended.

The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2011.

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

As of September 30, 2011, Sotheby’s had cash and cash equivalents of approximately $542.4 million, of which $36.9 million was held in the U.S. and $504.4 million was held by foreign subsidiaries. Of the $504.4 million in foreign cash balances, approximately $444.4 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $444.4 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or debt repayments. (See statement on Forward Looking Statements.)

Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of debt repayments, the funding of capital expenditures and the payment of dividends, as well as the funding of the other short-term commitments due on or before September 30, 2012 as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $18 million to $22 million for the year ended December 31, 2011. The expected higher level of capital expenditures as compared to 2010 is due, in part, to expenditures to support certain of Sotheby’s strategic initiatives, including investments in the enhancement of the Sothebys.com website and Sotheby’s private sale exhibition space in New York. Management also expects to invest in the range of $7 million in 2012 for the expansion of Sotheby’s premises in Hong Kong. (See statement on Forward Looking Statements.)

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

Sotheby’s 3.125% Convertible Notes were convertible at the option of the holders during the fiscal quarter beginning on April 1, 2011 and ending on June 30, 2011. In June 2011, Sotheby’s received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. The conversion obligation of $22.5 million related to these conversion requests, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash in August 2011. Sotheby’s simultaneously received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the convertible note hedges, which are intended to offset the impact of any conversion premium associated with Convertible Note redemptions. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)

The Stock Price Trigger related to the Convertible Notes was not met during the second or third quarter of 2011. Therefore, the $182 million in principal amount of the Convertible Notes that remain outstanding following the conversions discussed above will continue to have a maturity date of June 15, 2013.

On November 7, 2011, Sotheby’s Board of Directors approved a 60% increase to the quarterly dividend rate (from $0.05 per share to $0.08 per share) and declared a quarterly dividend of $0.08 per share (approximately $5.4 million) to be paid to shareholders of record as of December 1, 2011 on December 15, 2011.

The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant. It is the intention of Sotheby’s to continue to pay quarterly dividends at a rate of at least $0.08 per share, subject to Board approval and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)

In light of Sotheby’s significant cash balances and liquidity position, management will continue to monitor whether to invest its excess liquidity in operations, as well as in traditional corporate finance alternatives, including further repurchases of the 7.75% Senior Notes, some action with respect to the dividend and/or a repurchase of shares of Common Stock, subject to prevailing financial markets, and economic and business conditions.

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

In September 2011, the FASB issued ASU 2011–08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, which is codified in ASC 350, Intangibles – Goodwill and Other. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update will be effective for Sotheby’s quarterly and annual financial statements beginning in the first quarter of 2012. Early adoption is permitted. Management is currently evaluating the potential impact of electing to perform the qualitative assessment allowed under ASU 2011-08.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sotheby’s continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of September 30, 2011, Sotheby’s material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to its deferred compensation liability, (v) the York Property Mortgage, (vi) its 7.75% Senior Notes, (vii) its 3.125% Convertible Notes, (viii) its deferred compensation liability and (ix) its outstanding forward exchange contracts.

Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value related to its financial instruments.

As of September 30, 2011, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $45.3 million.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2011, Sotheby’s has carried out an evaluation, under the supervision and with the participation of Sotheby’s management, including Sotheby’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Sotheby’s disclosure controls and procedures. Based upon that evaluation, Sotheby’s Chief Executive Officer and Chief Financial Officer have concluded that Sotheby’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2011.

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

Estate of Robert Graham, et al. v. Sotheby’s, Inc. is a purported class action commenced in the United States District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby’s in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. It is currently not possible to make a estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. Sotheby’s believes that there are meritorious defenses to the claims asserted by plaintiffs, and they will be vigorously defended.

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

Many of Sotheby’s activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws, copyright and resale royalty laws and value added sales taxes. In addition, Sotheby’s is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to the worldwide business of Sotheby’s, but do affect the market generally, and a material adverse change in such regulations could affect its business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby’s principal auction locations or could increase the cost of moving property to such locations.

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

On June 30, 2011, the collective bargaining agreement applicable to 42 property handlers employed at Sotheby’s New York City office expired. During the process of negotiations with the union representing the property handlers, the union made statements to the media threatening a strike. In order to avoid the impact of the union’s threatened strike during the upcoming sales season and in support of Sotheby’s bargaining proposals, Sotheby’s locked out members of the bargaining unit on July 29, 2011. Although management cannot predict the ultimate outcome of the negotiations and any associated work disruption, Sotheby’s is committed to a good faith bargaining process and resolution of this matter. In the interim, Sotheby’s ability to conduct business at its New York City office could be disrupted by the lockout, though management has contingency plans in place to minimize any potential disruption that could be caused by the lockout. The union has also initiated a broader campaign to try to influence Sotheby’s clients and suppliers to support the union and cease doing business with Sotheby’s. It is impossible to predict the impact of this union campaign, but to-date, the campaign has not had a material impact on Sotheby’s business.

The strategic initiatives and restructuring plan being implemented by Sotheby’s may not succeed.

Sotheby’s current core strategic initiatives are focused on extending the breadth and depth of its relationships with major clients, developing a presence in China and other emerging markets, and enhancing its ability to conduct private sales. Over the past several years, Sotheby’s has made substantial investments in information technology to provide clients with real-time access to their account data and on-line bidding, improve post-sale client service, and enhance the Sothebys.com website. In addition, Sotheby’s has continued to host innovative private selling exhibitions, and, in 2011, completed the construction of an enhanced private sales gallery at its New York headquarters. Sotheby’s is also implementing a restructuring plan whereby it is streamlining certain European selling operations to allow global management to focus resources on growing markets, especially China, and other strategic priorities.

Sotheby’s future operating results are dependent in part on management’s success in implementing these initiatives. Furthermore, the inability of Sotheby’s to successfully implement these initiatives could result in, among other things, the loss of clients, the impairment of assets, and inefficiencies from operating in new and emerging markets. Sotheby’s short-term operating results could also be unfavorably impacted by the costs associated with the implementation of its strategic plans. (See statement on Forward Looking Statements.)

A breach of the security measures protecting Sotheby’s global network of information systems may occur.

Sotheby’s is dependent on a global network of information systems to conduct its business. A breach of the security measures protecting Sotheby’s information systems could adversely impact its operations, reputation and brand.

Sotheby’s business continuity plans may not be effective in addressing the impact of unexpected events that could impact its business.

Sotheby’s inability to successfully implement its business continuity plans in the wake of unexpected events could disrupt its ability to operate and adversely impact its operations.

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

In estimating the realizable value of art, management relies upon the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing art: (i) whether the artwork is expected to be offered at auction or sold privately in the normal course of business; (ii) the supply and demand for works of art, taking into account economic conditions and changing trends in the art market as to which collecting categories and artists are most sought after and (iii) recent sale prices achieved in the art market for comparable works of art within a particular collecting category and/or by a particular artist.

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

The assessment of works of art offered for sale or auction can involve potential claims regarding title and authenticity. Items sold by Sotheby’s may be subject to statutory warranties as to title and to a limited guarantee as to authenticity under the Conditions of Sale and Terms of Guarantee that are published in Sotheby’s auction sale catalogues. The authentication of works of art is based on scholarship and research, but necessarily requires a degree of judgment from Sotheby’s art experts. In the event of a title or authenticity claim against Sotheby’s, Sotheby’s may have recourse against the seller of the property and may have the benefit of insurance, but a claim could nevertheless expose Sotheby’s to losses and to reputational risk.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	On July 7, 2011, the Company filed a current report on Form 8-K under Item 5.02, “Departures of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and Item 9.01, “Financial Statements and Exhibits.”

(ii)	On August 8, 2011, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/S/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President,
Controller and Chief
Accounting Officer

Date: November 8, 2011

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