Form 10-K
period 2011-12-31
SOTHEBYS
filed 2012-02-29
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 1-9750
___________________________________________________________________
(Exact name of registrant as specified in its charter)
__________________________________________________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2011, the aggregate market value of the 67,206,102 shares of Common Stock held by non-affiliates of the registrant was $2,923,465,437 based upon the closing price ($43.50) on the New York Stock Exchange composite tape on such date for the Common Stock.
As of February 22, 2012, there were outstanding 67,503,459 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS
Overview
Sotheby’s (or, “the Company”) is one of the world’s two largest auctioneers of authenticated fine and decorative art, jewelry and collectibles (collectively, “art” or “works of art” or “artwork” or “property”). In 2011, Sotheby’s accounted for approximately $5 billion, or 51%, of the total aggregate auction sales of the two major auction houses within the global auction market.
Sotheby’s operations are organized under three segments: Auction, Finance and Dealer. Sotheby’s Auction segment functions principally as an agent by offering works of art for sale at auction and by brokering private sales of artwork. Sotheby’s also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in brand licensing activities. A more detailed explanation of the activities of each of Sotheby’s segments, as well as its brand licensing activities, is provided below.
Sotheby’s was initially incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, Sotheby’s issued shares of common stock to the public. In June 2006, Sotheby’s reincorporated in the State of Delaware. Sotheby's common stock ("Common Stock") is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “BID.” As successor to the business that began in 1744, Sotheby’s is the oldest company listed on the NYSE.
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
Sotheby’s Auction segment functions principally as an agent by offering works of art for sale at auction and by brokering private art sales. Sotheby’s principal role as an agent is to stimulate buyer interest through professional marketing techniques and to match sellers and buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s experts perform significant due diligence activities to authenticate and determine the ownership history of the property being sold.
In its role as auctioneer, Sotheby’s represents sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of the hammer price of the property sold at auction. In 2011, 2010 and 2009, auction commission revenue accounted for 84%, 86%, and 82%, respectively, of Sotheby’s consolidated revenues.
Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. However, on a limited basis and subject to approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment.
From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as Inventory on Sotheby's balance sheet at the lower of cost

(i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory on Sotheby's balance sheet.
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
(See Notes D, E and R of Notes to Consolidated Financial Statements.)
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby’s auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses. (See Note V of Notes to Consolidated Financial Statements.)
The Auction Market and Competition
Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby's primary global auction competitor is Christie’s International, PLC (“Christie’s”), a privately held, French-owned, auction house. To a much lesser extent, Sotheby’s also faces competition from smaller auction houses such as Bonhams and Phillips de Pury & Company, as well as regional auction houses and a variety of art dealers across all collecting categories. In the Chinese art market, Sotheby's also competes with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd. and Beijing Hanhai Auction Co. Ltd.
The owner of a work of art wishing to sell has four principal options: (i) sale or consignment to, or private sale by, an art dealer; (ii) consignment to, or private sale by, an auction house; (iii) private sale to a collector or museum without the use of an intermediary; or (iv) for certain categories of property (in particular, collectibles) consignment to, or private sale through, an internet-based service. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust. A complex array of factors may influence the seller’s decision. These factors, which are not ranked in any particular order, include:
•The level and breadth of expertise of the art dealer or auction house with respect to the property;
•The extent of the prior relationship, if any, between the art dealer or auction house and its staff and the seller;

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

•	The availability and terms of financial options offered by auction houses including auction guarantees, short-term financing and auction commission sharing arrangements;

•	The level of pre-sale estimates;

•	The desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and estate executors);

•	The amount of commission charged by art dealers or auction houses to sell a work on consignment;

•	The cost, style and extent of pre-sale marketing and promotion to be undertaken by an art dealer or auction house;

•	Reputation and recommendations by third parties consulted by the seller;

•	The desire of clients to conduct business with a publicly traded company; and

•	The availability and extent of related services, such as tax or insurance appraisals.
It is not possible to measure with any particular accuracy the entire international art market or to reach any conclusions regarding overall competition because privately owned art dealers and auction firms frequently do not publicly report annual totals for auction sales, revenues or profits, and the amounts reported may not be verifiable.
Auction Regulation
Regulation of the auction business varies from jurisdiction to jurisdiction. In many jurisdictions, Sotheby’s is subject to laws and regulations that are not directed solely toward the auction business, including, but not limited to, import and export regulations, antitrust laws, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, copyright and resale royalty laws, and laws and regulations involving sales, use, value-added and other indirect taxes. In addition, Sotheby’s is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to Sotheby’s business, but do affect the market generally. A material adverse change in such regulations, such as the Equity for Visual Artists bill introduced in the U.S. Congress imposing a 7% resale royalty only on sales of art through large auction houses, could materially affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby’s principal auction locations or could increase the cost of moving property to such locations. In addition, failure to comply with local laws and regulations could subject Sotheby’s to civil and/or criminal penalties in such jurisdictions. Sotheby’s has a Compliance Department which, amongst other activities, develops and updates compliance policies and audits, monitors, and provides training to its employees on compliance with many of these laws and regulations.
Finance Segment
Description of Business
Sotheby’s Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (i) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (ii) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will typically occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction consignments or may be used to facilitate certain auction or private purchases. On rare occasions, in order to attract future consignments, Sotheby's also makes unsecured loans to clients.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.
Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as the principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are sometimes made at an initial LTV higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposal plans for the collateral. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. As of December 31, 2011 and 2010, the aggregate LTV ratio of Finance segment secured loans was 42% and 45%, respectively. As of December 31, 2011, Finance segment secured loans with an LTV ratio above 50% totaled $134.3 million and the collateral related to these loans had a low auction estimate of $225.2 million. As of December 31, 2010, Finance segment secured loans with an LTV ratio above 50% totaled $133 million and the collateral related to these loans had a low auction estimate of $191 million.
Finance segment loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between three and six months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons.
The activities of the Finance segment, which are conducted through Sotheby’s wholly-owned subsidiaries, have in recent years been funded through the operating cash flows of the Auction segment. Sotheby's may supplement the funding of the Finance segment with credit facility borrowings, but has not borrowed under its credit facility during the last three years. (See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)
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
Dealer Segment
Description of Business
Sotheby’s Dealer segment principally includes the activities of Noortman Master Paintings (or “NMP”), an art dealer that sells works of art from inventory directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art.
NMP was acquired by Sotheby's on June 7, 2006 paying initial consideration in the form of 1,946,849 shares of Common Stock (the “Initial Consideration”). Pursuant to the terms of the acquisition, if NMP failed to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration would be returned to Sotheby's. The minimum level of financial performance was not achieved by NMP as of May 31, 2011 and, as a result, 147,341 shares of Sotheby's Common Stock were returned to Sotheby's.
In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets, management initiated a plan to restructure NMP’s business and sales strategy. Historically, NMP has principally specialized in sales of Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings, with a large number of paintings held in inventory at various price points. However, as a result of the restructuring of its business and sales strategy, NMP is greatly reducing its inventory of lower valued Old Master Paintings and shifting its focus to a select group of high-valued works of art. Accordingly, NMP sold a collection of lower valued works at various auction houses in the fourth quarter of 2011. In the ordinary course of NMP’s business, these objects would have been held for a longer period and sold in privately negotiated transactions. As a result of this new strategy and due in part to a general weakening of the private dealer market for certain categories of Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients, inventory writedowns of $8.4 million were recorded in 2011, of which $5.7 million were recorded in the third quarter of 2011.
To a lesser extent, Dealer segment activities also include the investment in and resale of artworks directly by Sotheby’s and the activities of certain equity investees, including Acquavella Modern Art (or “AMA”). (See Note G of Notes to Consolidated Financial Statements.)
The Dealer Market and Competition
The Dealer segment operates in the same markets as Sotheby’s Auction segment and is impacted to varying degrees by many of the same competitive factors (as discussed above under “The Auction Market and Competition”). The most prominent competitive factors impacting the Dealer segment, which are not ranked in any particular order, include: (i) reputation and relationships and personal interaction between the buyer or seller and the art dealer; (ii) access to, and participation in, art fairs;

(iii) the level of specialized expertise of the art dealer; (iv) the ability of the art dealer to locate and purchase quality works of art for resale; and (v) the ability of the art dealer to finance purchases of art.
Brand Licensing Activities
Prior to 2004, Sotheby’s engaged in the marketing and brokerage of luxury residential real estate sales through Sotheby’s International Realty (or “SIR”). In 2004, Sotheby’s sold SIR to a subsidiary of Realogy Corporation (or “Realogy”), formerly Cendant Corporation. In conjunction with the sale, Sotheby’s entered into an agreement with Realogy to license the SIR trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the “Realogy License Agreement”). The Realogy License Agreement is applicable worldwide.
The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2011, 2010 and 2009, Sotheby’s earned $3.9 million, $3.1 million and $2.4 million, respectively, in license fee revenue related to the Realogy License Agreement.
The Sotheby’s name is also licensed for use in connection with the art auction business in Australia, art education services in the U.S. and the United Kingdom (“U.K.”) and print management services. Management will consider additional opportunities to license the Sotheby’s brand in businesses where appropriate.
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
Over the past several years, Sotheby’s has made substantial investments in information technology designed to improve client service. A portfolio of enterprise systems anchored by SAP has been deployed across the organization, which has enhanced the quality of information and the processing of sales and inventory tracking, as well as data management. In 2010, Sotheby’s implemented a systems enhancement to significantly reengineer and improve Sotheby’s post-sale client service. In particular, enhancements were made to facilitate the shipment and tracking of client purchased property, and Sotheby's reorganized its staff so that clients have a single point of contact for post sale inquiries. Also, in 2010, the sothebys.com website was enhanced with several important features including BIDnow™ (an online bidding feature), mobile and IPHONE/IPAD† website access, improved e-catalogue features, Chinese language e-catalogues and a new retail wine website. The BIDnow™ feature has satisfied a demand from clients for online bidding capabilities and its impact in certain categories such as wine, jewelry and books has been dramatic.
In 2011, management made further significant technology investments, including a re-launch of the sothebys.com website. The new website provides clients with a variety of new and innovative tools, such as recommendations, related lots, favorites, foreign language translations, enhanced account management, and new custom proprietary content. Sotheby's also launched a custom catalogue app design for the IPAD† in the fourth quarter of 2011. Additionally, Sotheby's is leveraging social media channels with a new presence on FACEBOOK†, YOUTUBE† and TWITTER†.
Client relationships are a key driver of Sotheby’s success and its clients expect a consistently high level of service. Management believes these initiatives will have a meaningful positive impact on the future of Sotheby’s business.
†IPHONE, IPAD, FACEBOOK, YOUTUBE and TWITTER are third-party marks over which Sotheby's does not make any claims.

Continue to Develop Sotheby's Presence in China and Other Emerging Markets
In recent years, Sotheby's has focused on developing its presence in China and the growth in activity from buyers in this region has been dramatic. As demonstrated in the following table, over the past five years, auction and related revenues attributable to Sotheby's Hong Kong has increased substantially and has become an increasingly significant contributor to Sotheby's financial results (in thousands of dollars):

	2011	2010	2009	2008	2007

Auction and related revenues attributable to Sotheby's Hong Kong	$156,361	$111,651	$50,061	$52,331	$59,550
As a percentage of Sotheby's consolidated auction and related revenues	18.8%	14.4%	10.3%	7.6%	6.5%
Management is continuing to focus on developing Sotheby's presence in China by deepening its relationships with Chinese art collectors in a number of ways, including:

•
The implementation of regional marketing initiatives such as the publishing of Hong Kong sales catalogues in Chinese, the launching of a Chinese language website that includes e-catalogues for sales of Asian Art and Sotheby's major Impressionist and Contemporary sales and the hosting of various traveling exhibitions, including the Modern Masters private selling exhibition of western art in Beijing and several other events promoting Asian Art.

•	Investing in new staff with the requisite skills to service Asian clients at Sotheby's Hong Kong, New York and London locations, as well as to support the growth of the Chinese art market.

•	The expansion of Sotheby's facilities in Hong Kong to accommodate growth opportunities in the Chinese art market.

•
Conducting a greater number of auctions and private selling events in Hong Kong. Typically, Sotheby's major Hong Kong auctions are held in early April and early October. Beginning in 2012, the premises expansion discussed above will enable Sotheby's to conduct more auctions in Hong Kong throughout the year, in addition to its traditional auctions held in April and October. (See statement on Forward Looking Statements.)

•	The exploration of a number of ideas for partnerships and/or licensing opportunities in order to sell art at auction and/or privately in mainland China.
In addition to Sotheby’s progress in China, investments have also been made in emerging markets such as Russia, the Middle East and South America, with offices opened in Moscow and Doha, Qatar in 2008 and Brazil in 2011.
Enhance Private Sales Initiatives
Private sales have become increasingly important to Sotheby's overall financial performance with private sale commission revenues totaling $67.8 million in 2011, a 53% increase when compared to 2010 and a 24% increase when compared to the previous peak of the art market in 2007, as management continues to maintain a greater focus on this revenue stream. Over the past two years, Sotheby's has hosted a number of new and innovative private sale exhibitions and, in 2011, Sotheby's completed the construction of a dedicated private sale exhibition gallery, the S|2 Gallery, at its York Avenue headquarters in New York.
Financial and Geographical Information about Segments
See Note D of Notes to Consolidated Financial Statements for financial and geographical information about Sotheby’s segments.

Employees
As of December 31, 2011, Sotheby’s had 1,446 employees with 588 located in North America; 503 in the U.K.; 225 in Continental Europe; and 130 in Asia. Sotheby’s regards its relations with substantially all of its employees as good. The table below provides a breakdown of Sotheby’s employees by segment as of December 31, 2011 and 2010.

December 31	2011	2010
Auction	1,271	1,215
Finance	7	7
Dealer	10	8
All Other	158	150
Total	1,446	1,380
Employees classified within “All Other” principally relate to Sotheby’s central corporate and information technology departments.
On June 30, 2011, the collective bargaining agreement applicable to 42 property handlers employed at Sotheby's New York City office expired. During the process of negotiations with the union representing the property handlers, the union made statements to the media threatening a strike. In order to avoid the impact of the union's threatened strike during the upcoming sales season and in support of Sotheby's bargaining proposals, Sotheby's locked out members of the bargaining unit on July 29, 2011. Although management cannot predict the ultimate outcome of the negotiations and any associated work disruption, Sotheby's is committed to a good faith bargaining process and resolution of this matter. In the interim, Sotheby's ability to conduct business at its New York City office could be disrupted by the lockout, though management has contingency plans in place to minimize any potential disruption that could be caused by the lockout. The union has also initiated a broader campaign seeking to pressure Sotheby's management and its Board of Directors and to influence Sotheby's clients and suppliers to support the union and cease doing business with Sotheby's. It is impossible to predict the impact of this union campaign, but to-date, the campaign has not had a material impact on Sotheby's business.
Website Address
Sotheby’s makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, http://investor.shareholder.com/bid/sec.cfm, a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). Information available on the website is not incorporated by reference and is not deemed to be part of this Form 10-K.

ITEM 1A: RISK FACTORS
Sotheby's operating results and liquidity are significantly influenced by a number of risk factors, many of which are not within its control. These factors, which are not ranked in any particular order, are discussed below.
The global economy and the financial markets and political conditions of various countries may negatively affect Sotheby's business and clients, as well as the supply of and demand for works of art.
The international art market is influenced over time by the overall strength and stability of the global economy and the financial markets of various countries, although this correlation may not be immediately evident. In addition, global political conditions and world events may affect Sotheby's business through their effect on the economies of various countries, as well as on the willingness of potential buyers and sellers to purchase and sell art in the wake of economic uncertainty. Sotheby's business can be particularly influenced by the economies, financial markets and political conditions of the U.S., the U.K., China and the other major countries or territories of Europe and Asia. Accordingly, weakness in those economies and financial markets can adversely affect the supply of and demand for works of art and Sotheby's business. Furthermore, global political conditions may also influence the enactment of legislation that could adversely impact Sotheby's business.
Government laws and regulations may restrict or limit Sotheby's business.
Many of Sotheby's activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws, copyright and resale royalty laws, and laws and regulations involving sales, use, value-added and other indirect taxes. In addition, Sotheby's is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121-2-125, et. seq. Such regulations currently do not impose a material impediment to the worldwide business of

Sotheby's, but do affect the market generally. A material adverse change in such regulations, such as the Equity for Visual Artists bill introduced in the U.S. Congress imposing a 7% resale royalty on sales of art through large auction houses, could affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby's principal auction locations or could increase the cost of moving property to such locations.
Foreign currency exchange rate movements can significantly increase or decrease Sotheby's results of operations.
Sotheby's has operations throughout the world, with approximately 62% of its revenues earned outside of the U.S. in 2011. Revenues and expenses relating to Sotheby's foreign operations are translated using weighted average monthly exchange rates during the period in which they are recognized. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling and the Euro, can significantly increase or decrease Sotheby's results of operations.
Competition in the international art market is intense and may adversely impact Sotheby's results of operations.
Sotheby's competes with other auctioneers and art dealers to obtain valuable consignments to offer for sale either at auction or through private sale. The level of competition is intense and can adversely impact Sotheby's ability to obtain valuable consignments for sale, as well as the commission margins achieved on such consignments.
Sotheby's cannot be assured of the amount and quality of property consigned for sale at auction, which may cause significant variability in its financial results.
The amount and quality of property consigned for sale is influenced by a number of factors not within Sotheby's control. Many major consignments, and specifically single-owner sale consignments, often become available as a result of the death or financial or marital difficulties of the owner, all of which are unpredictable and may cause significant variability in Sotheby's financial results from period to period.
The demand for art is unpredictable, which may cause significant variability in Sotheby's financial results.
The demand for art is influenced not only by overall economic conditions, but also by changing trends in the art market as to which collecting categories and artists are most sought after and by the collecting preferences of individual collectors, all of which are difficult to predict and which may adversely impact the ability of Sotheby's to obtain and sell consigned property, potentially causing significant variability in Sotheby's financial results from period to period.
The loss of key personnel could adversely impact Sotheby's ability to compete.
Sotheby's is largely a service business in which the ability of its employees to develop and maintain relationships with potential sellers and buyers of works of art is essential to its success. Moreover, Sotheby's business is unique, making it important to retain key specialists and members of management. Accordingly, Sotheby's business is highly dependent upon its success in attracting and retaining qualified personnel.
Sotheby's ability to conduct business at its New York City office could be disrupted by a work stoppage involving unionized employees.
On June 30, 2011, the collective bargaining agreement applicable to 42 property handlers employed at Sotheby's New York City office expired. During the process of negotiations with the union representing the property handlers, the union made statements to the media threatening a strike. In order to avoid the impact of the union's threatened strike during the autumn 2011 sales season and in support of Sotheby's bargaining proposals, Sotheby's locked out members of the bargaining unit on July 29, 2011. Although management cannot predict the ultimate outcome of the negotiations and any associated work disruption, Sotheby's is committed to a good faith bargaining process and resolution of this matter. In the interim, Sotheby's ability to conduct business at its New York City office could be disrupted by the lockout, though management has implemented contingency plans to minimize any potential disruption that could be caused by the lockout. The union has also initiated a broader campaign seeking to pressure Sotheby's management and its Board of Directors and to influence Sotheby's clients and suppliers to support the union and cease doing business with Sotheby's. It is impossible to predict the impact of this union campaign, but to-date, the campaign has not had a material impact on Sotheby's business.
The strategic initiatives being implemented by Sotheby's may not succeed.
Sotheby's current core strategic initiatives are focused on extending the breadth and depth of its relationships with major clients, developing a presence in China and other emerging markets, and enhancing its ability to conduct private sales. Over the past several years, Sotheby's has made substantial investments in information technology to provide clients with access to on-line bidding, improve post-sale client service, and enhance the sothebys.com website. In addition, Sotheby's has hosted new and innovative private sale exhibitions, and, in 2011, completed the construction of a dedicated private sale exhibition gallery, the S|2 Gallery, at its York Avenue headquarters in New York. Sotheby's has also implemented a restructuring plan whereby it has streamlined certain European selling operations to allow global management to focus resources on growing markets, especially China, and other strategic priorities.
Sotheby's future operating results are dependent in part on management's success in implementing these initiatives. Furthermore, the inability of Sotheby's to successfully implement these initiatives could result in, among other things, the loss of clients, the impairment of assets, and inefficiencies from operating in new and emerging markets. Sotheby's short-term operating results could also be unfavorably impacted by the costs associated with the implementation of its strategic plans.
(See Item 1 above under "Strategic Initiatives" and statement on Forward Looking Statements.)
A breach of the security measures protecting Sotheby's global network of information systems may occur.
Sotheby's is dependent on a global network of information systems to conduct its business. A breach of the security measures protecting Sotheby's information systems could adversely impact its operations, reputation and brand.
Sotheby's business continuity plans may not be effective in addressing the impact of unexpected events that could impact its business.
Sotheby's inability to successfully implement its business continuity plans in the wake of an unexpected event, such as an act of God or a terrorist attack occurring near one of its major selling and/or sourcing offices and/or any other unexpected event, could disrupt its ability to operate and adversely impact its operations.
Sotheby's relies on a small number of clients who make a significant contribution to its revenues, profitability and operating cash flows.
Sotheby's relies on a small number of clients who make a significant contribution to its revenues, profitability and operating cash flows. Accordingly, Sotheby's revenues, profitability and operating cash flows are highly dependent upon its ability to develop and maintain relationships with this small group of clients, as well as the financial strength of these clients.
On a limited basis and subject to approval under Sotheby's policy, Sotheby's will pay the consignor before payment is collected from the buyer and/or allows the buyer to take possession of the property before payment is received. In these situations, Sotheby's is exposed to losses in the event the buyer does not make payment.
Under the standard terms and conditions of its auction sales, Sotheby's is not obligated to pay consignors for property that has not been paid for by buyers. However, on a limited basis and subject to approval under Sotheby's policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer while retaining possession of the property. In such situations, if the buyer does not make payment, Sotheby's will take title to the property, but could be exposed to losses if the value of the property declines. In other certain limited instances and subject to approval under Sotheby's policy, Sotheby's allows the buyer to take possession of the property before making payment. In these situations, Sotheby's is liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur losses in the event of buyer default.
Sotheby's ability to collect auction receivables may be adversely impacted by buyers from emerging markets, as well as by the banking and foreign currency laws and regulations, and judicial systems of the countries in which it operates and in which its clients reside.
Sotheby's operates in 40 countries and has a worldwide client base that has grown in recent years due in part to a dramatic increase in the activity of buyers from emerging markets, and in particular, China. The collection of auction receivables related to buyers from emerging markets may be adversely impacted by the buyer's lack of familiarity with the auction process and the buyer's financial condition. Sotheby's ability to collect auction receivables may also be adversely impacted by the banking and foreign currency laws and regulations regarding the movement of funds out of certain countries, as well as by Sotheby's ability to enforce its rights as a creditor in jurisdictions where the applicable laws and regulations may be less defined, particularly in emerging markets.
Demand for art-related financing is unpredictable, which may cause variability in Sotheby's financial results.
Sotheby's business is, in part, dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections. Accordingly, the financial results of Sotheby's Finance segment are subject to variability from period to period.

The ability of Sotheby's to realize proceeds from the sale of collateral for Finance segment loans may be limited or delayed.
In situations when there are competing claims on the collateral for Finance segment loans and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby's ability to realize proceeds from the sale of its collateral may be limited or delayed.
The value of art is subjective and often fluctuates, exposing Sotheby's to losses in the value of its inventory and loan collateral and significant variability in its financial results.
The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective, and the realizable value of art often fluctuates over time. Accordingly, Sotheby's is at risk both as to the realizable value of art held in inventory and as to the realizable value of art pledged as collateral for client loans.
In estimating the realizable value of art, management relies on the opinions of Sotheby's specialists, who consider the following complex array of factors when valuing art: (i) whether the artwork is expected to be offered at auction or sold privately, in the ordinary course of Sotheby's business; (ii) the supply and demand for works of art, taking into account economic conditions and changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved in the art market for comparable works of art within a particular collecting category and/or by a particular artist.
If management determines that the estimated realizable value of a specific artwork held in inventory is less than its carrying value, a loss is recorded to reflect management's revised estimate of realizable value. In addition, if the estimated realizable value of the art pledged as collateral for a client loan is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. These factors may cause significant variability in Sotheby's financial results from period to period.
Sotheby's could be exposed to losses as a result of various claims and lawsuits incidental to the ordinary course of its business.
Sotheby's becomes involved in various claims and lawsuits incidental to the ordinary course of its business. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of losses, if any, to be recorded as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy.
Sotheby's could be exposed to losses in the event of title or authenticity claims arising from sales or auctions of works of art.
The assessment of works of art offered for sale or auction can involve potential claims regarding title and authenticity. Items sold by Sotheby's may be subject to statutory warranties as to title and to a limited guarantee as to authenticity under the Conditions of Sale and Terms of Guarantee that are published in Sotheby's auction sale catalogues. The authentication of works of art is based on scholarship and research, but necessarily requires a degree of judgment from Sotheby's art experts. In the event of a title or authenticity claim against Sotheby's, Sotheby's may have recourse against the seller of the property and may have the benefit of insurance, but a claim could nevertheless expose Sotheby's to losses and to reputational risk.
Auction guarantees create the risk of loss resulting from the potential inaccurate valuation of art.
As discussed above, the art market is not a highly liquid trading market and, as a result, the valuation of art is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of works of art offered with auction guarantees. If management's judgments about the likely selling prices of works of art offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results of operations, financial condition and liquidity.
Sotheby's could be exposed to losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.
In certain situations, Sotheby's reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby's counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby's could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.

Sotheby's Convertible Notes have early conversion features that, if triggered, could reduce its liquidity in the short-term.
Sotheby's 3.125% Convertible Notes have a stated maturity date of June 15, 2013, but may be exercised during any fiscal quarter if the closing price of Sotheby's Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash. The Stock Price Trigger was not met during the fourth quarter of 2011 and, as a result, the Convertible Notes will not be convertible for the fiscal quarter beginning on January 1, 2012 and ending on March 31, 2012. However, if the Convertible Notes were to become exercisable during any fiscal quarter subsequent to March 31, 2012, and if any holders of the Convertible Notes elected to exercise during such periods, Sotheby's liquidity would be reduced.
Future costs and obligations related to the Sotheby's U.K. Pension Plan are dependent on unpredictable factors, which may cause significant variability in employee benefit costs.
Future costs and obligations related to Sotheby's defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets and actuarial assumptions, each of which is unpredictable and may cause significant variability in Sotheby's employee benefit costs.

Tax matters may cause significant variability in Sotheby's financial results.
Sotheby's operates in many tax jurisdictions throughout the world and the provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which Sotheby's operates. Sotheby's effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to: (i) future changes in applicable laws; (ii) projected levels of taxable income; (iii) pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates; (iv) increases or decreases to valuation allowances recorded against deferred tax assets; (v) tax audits conducted by various tax authorities; (vi) adjustments to income taxes upon finalization of income tax returns; (vii) the ability to claim foreign tax credits; (viii) the repatriation of non-U.S. earnings for which Sotheby's has not previously provided for income taxes; and (ix) tax planning.
Sotheby's clients reside in various tax jurisdictions throughout the world. To the extent that there are changes to tax laws or tax reporting obligations in any of these jurisdictions, such changes could adversely impact the ability and/or willingness of clients to purchase or sell works of art through Sotheby's. Additionally, Sotheby's unique business and global client base may also expose Sotheby's to complicated and uncertain sales, use, value-added and other indirect tax analyses, which could lead to claims from tax authorities.
Insurance coverage for artwork may become more difficult to obtain, exposing Sotheby's to losses for artwork in Sotheby's possession.
Sotheby's maintains insurance coverage for the works of art it owns and for works of art consigned to it by its clients, which are stored at Sotheby's facilities around the world. An inability to adequately insure such works of art due to limited capacity of the global art insurance market in the future could have an adverse impact on Sotheby's business.

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
Sotheby’s U.K. operations (primarily Auction) are centered at New Bond Street, London, where the main salesrooms, exhibition space and administrative offices are located. Almost the entire New Bond Street complex is either owned or held under various freehold and long-term lease arrangements. In April 2010, Sotheby’s signed a lease for a new warehouse in London, which it began to occupy in January 2011 after the construction of the facility was completed.
Below is a table summarizing Sotheby’s ownership, freehold and lease arrangements related to its London properties as of December 31, 2011 (in thousands of dollars, except for square footage):

	Square Footage	Net Book Value of Land	Net Book Value of Building and Building Improvements	Net Book Value of Leasehold Improvements	Total Net Book Value of London Premises
Owned property	10,907	$5,601	$2,375	$—	$7,976
Freeholds (a)	84,563	—	—	21,637	21,637
Leases with a remaining term greater than 10 Years (b)	106,896	—	—	12,580	12,580
All other leases (c)	29,257	—	—	1,978	1,978
Total	231,623	$5,601	$2,375	$36,195	$44,171

(a)	Freeholds are occupancy arrangements in which there is no rent paid and the arrangement has no termination date.

(b)
Consists mostly of a lease for the warehouse discussed above, which has approximately 52,000 square feet and has an initial term that expires in 2030. Also includes a lease for approximately 26,000 square feet that expires in 2034 and a lease for approximately 30,000 square feet that expires in 2060.

(c)	Includes various leased office space elsewhere in London.
In order to accommodate growth opportunities in Hong Kong, management is significantly expanding its Hong Kong facilities located at One Pacific Place. In June 2011, Sotheby's signed leases for additional space which will include salesrooms, exhibition space and administrative offices that will more than double the size of the existing premises to 34,000 square feet. Total capital expenditures for this office expansion are expected to be approximately $8 million in 2012, with the project scheduled for completion in the first half of 2012. (See statement on Forward Looking Statements.)
Sotheby’s also leases space primarily for Auction operations in various locations throughout Continental Europe, including salesrooms in Geneva and Zurich, Switzerland; Milan, Italy and Paris, France. In addition, Sotheby’s leases gallery space for Noortman Master Paintings in Amsterdam, The Netherlands and London, England.
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

ITEM 3: LEGAL PROCEEDINGS
Sotheby’s becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the matter described below. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of losses, if any, to be recorded as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the United States District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the United States Constitution and is pre-empted by the United States Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. Sotheby's believes that there are meritorious defenses to the claims asserted by plaintiffs, and they are being vigorously defended.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not used.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Market Information
The principal market for Sotheby’s Common Stock is the NYSE (symbol: BID). As of February 15, 2012, there were 1,251 holders of record of Sotheby’s Common Sock. The quarterly price ranges on the NYSE of Sotheby’s common stock during 2011 and 2010 were as follows:

	2011		2010
	High	Low	High	Low
Quarter Ended
March 31	$52.95	$38.23	$32.23	$21.76
June 30	$55.67	$37.17	$46.52	$22.20
September 30	$48.90	$27.53	$37.42	$22.06
December 31	$37.61	$25.00	$47.80	$35.07
Sotheby’s is party to a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation that contains a financial covenant restricting quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon the achievement of a certain Fixed Charge Coverage Ratio in any period. (See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note K of Notes to Consolidated Financial Statements for more detailed information related to this credit agreement.)
The following table summarizes dividends declared and paid for each of the quarterly periods in 2011 and 2010 (in thousands of dollars, except per share amounts):

	2011		2010
	Per Share	Amount	Per Share	Amount
Quarter Ended
March 31	$0.05	$3,451	$0.05	$3,348
June 30	$0.05	$3,420	$0.05	$3,350
September 30	$0.05	$3,425	$0.05	$3,351
December 31	$0.08	$4,555	$0.05	$3,571
Total	$0.23	$14,851	$0.20	$13,620
On November 7, 2011, Sotheby’s Board of Directors approved a 60% increase to the quarterly dividend rate (from $0.05 per share to $0.08 per share) and declared a quarterly dividend of $0.08 per share (approximately $5.4 million) that was paid to shareholders of record as of December 1, 2011 on December 15, 2011. On February 28, 2012, Sotheby’s Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.4 million), to be paid on March 15, 2012 to shareholders of record as of March 9, 2012.
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

Equity Compensation Plans
The following table provides information as of December 31, 2011 related to shares of Sotheby’s common stock that may be issued under its existing equity compensation plans, including the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”), the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”) and the Sotheby’s Amended and Restated Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Avaliable for Future Issuance Under Equity Compensation Plans (4)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	2,382	$21.94	1,697
Equity compensation plans not approved by shareholders	—	—	—
Total	2,382	$21.94	1,697
_____________________________________________________________

(1)	See Note O of Notes to Consolidated Financial Statements for a description of the material features of Sotheby’s equity compensation plans.

(2)
Includes 1,989,185 shares awarded under the Restricted Stock Unit Plan for which vesting is contingent upon future employee service and/or Sotheby’s achievement of certain profitability targets and 392,500 stock options for which vesting is contingent upon future employee service.

(3)
The weighted-average exercise price includes the exercise price of stock options and does not take into account 1,989,185 shares awarded under the Restricted Stock Unit Plan, which have no exercise price.

(4)
Includes 1,582,951 shares available for future issuance under the Restricted Stock Unit Plan, 35,350 shares available for issuance under the Stock Option Plan and 78,307 shares available for issuance under the Directors Stock Plan.

Performance Graph
The following graph compares the cumulative total shareholder return on Sotheby’s common stock for the five-year period from December 31, 2006 to December 31, 2011 with the cumulative return of the Standard & Poor’s MidCap 400 Stock Index (“S&P MidCap 400”) and Sotheby’s Peer Group (“the Peer Group”). The Peer Group consists of Nordstrom, Inc., Saks Holdings, Inc., Tiffany & Co. and Movado, Inc. Management believes the members of the Peer Group to be purveyors of luxury goods appealing to a segment of the population consistent with Sotheby’s own clientele as no other auction house of comparable market share or capitalization is publicly traded.
The graph reflects an investment of $100 in Sotheby’s common stock, the S&P MidCap 400, which includes Sotheby’s, and its Peer Group, respectively, on December 31, 2006, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

Comparison of Five-Year Cumulative Total Return Among
Sotheby’s, the Peer Group Index and the S&P MidCap 400
as of December 31, 2011

Sotheby's
Peer Group
S&P MidCap 400
$200
$150
$100
$50
$0
2006
2007
2008
2009
2010
2011

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Sotheby’s	$100.00	$124.25	$29.77	$77.32	$155.81	$99.41
Peer Group	$100.00	$99.60	$36.92	$67.03	$95.43	$104.14
S&P MidCap 400	$100.00	$107.98	$68.80	$94.50	$119.69	$117.63

ITEM 6: SELECTED FINANCIAL DATA

Year ended December 31	2011	2010	2009	2008	2007
	(Thousands of dollars, except per share data)
Key Performance Indicator:
Net Auction Sales (1)	$4,240,573	$3,644,764	$1,912,589	$4,189,735	$4,625,914
Statement of Operations Data:
Auction and related revenues	$791,738	$731,021	$448,768	$616,625	$833,128
Finance revenues	12,038	9,685	9,073	14,183	17,025
Dealer revenues	21,790	29,092	22,339	55,596	62,766
License fee revenues	5,228	3,682	3,270	3,438	2,960
Other revenues	1,042	829	1,508	1,717	1,843
Total revenues	$831,836	$774,309	$484,958	$691,559	$917,722
Net interest expense	$(37,496)	$(45,080)	$(40,351)	$(31,652)	$(14,166)
Net income (loss)	$171,416	$160,950	$(6,528)	$26,456	$213,139
Basic earnings (loss) per share	$2.52	$2.37	$(0.10)	$0.39	$3.22
Diluted earnings (loss) per share	$2.46	$2.34	$(0.10)	$0.38	$3.20
Cash dividends declared per share	$0.23	$0.20	$0.30	$0.60	$0.50
Balance Sheet Data:
Working capital	$728,984	$573,020	$525,892	$662,993	$490,740
Total assets	$2,399,414	$2,178,628	$1,586,123	$1,662,968	$2,020,104
Long-term debt, net (2)	$464,552	$472,862	$512,939	$461,663	$268,874
Shareholders’ equity	$903,667	$771,508	$576,985	$572,093	$604,017

(1)	Represents the hammer (sale) price of property sold at auction.

(2)
Includes the York Property capital lease obligation of $167.2 million and $169 million as of December 31, 2008 and 2007, respectively. Sotheby's purchased the York Property on February 6, 2009. Sotheby's financed this purchase, in part, through the assumption of an existing $235 million mortgage (see Note K of Notes to Consolidated Financial Statements).

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby's auction business is seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby's operating expenses.
Use of Non-GAAP Financial Measures
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. EBITDA, EBITDA Margin and Net Liquidity, as presented in MD&A under “Key Performance Indicators,” are supplemental financial measures that are not required by or presented in accordance with GAAP.
EBITDA and EBITDA Margin should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of Sotheby's liquidity. Net Liquidity should not be considered as an alternative to cash and cash equivalents as reported in accordance with GAAP.
Sotheby's defines EBITDA as net income, excluding income tax expense, interest expense, interest income and depreciation and amortization expense. Sotheby's defines EBITDA Margin as EBITDA as a percentage of total revenues. Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of EBITDA and EBITDA Margin may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate such measures in the same manner. Management believes that EBITDA and EBITDA Margin provide important supplemental measures of Sotheby's performance and that these measures may be used by securities analysts, investors, financial institutions and other interested parties in the evaluation of Sotheby's. Management also utilizes EBITDA in analyzing Sotheby's performance and in the determination of annual incentive compensation. A reconciliation of EBITDA to net income derived in accordance with GAAP is presented below in “Reconciliation of Non-GAAP Financial Measures.”
Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming all accounts receivable were collected and all consignor payables and current accrued liabilities were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of available short-term liquidity, excluding available borrowings under Sotheby's revolving credit facility, in consideration of the fact that Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. A reconciliation of Net Liquidity to cash and cash equivalents reported in accordance with GAAP is presented below in “Reconciliation of Non-GAAP Financial Measures.”
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from management’s original estimates as future events and circumstances sometimes do not develop as expected. Note B of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. In addition, management believes that the following are its most critical accounting estimates, which are not ranked in any particular order, which may affect Sotheby’s financial condition and/or results of operations.

(1)
Valuation of Art—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and the realizable value of art often fluctuates over time. Accordingly, certain amounts reported in Sotheby's financial statements and accompanying notes are dependent upon management's estimates of the realizable value of art held in inventory and art pledged as collateral for Finance segment loans.

If management determines that the estimated realizable value of a specific artwork held in inventory is less than its carrying value, a loss is recorded to reflect management's revised estimate of realizable value. (See Note F of Notes to Consolidated Financial Statements for detailed information related to Sotheby's inventory balances.)
If the estimated realizable value of the art pledged as collateral for a client loan is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan.

(See Note E of Notes to Consolidated Financial Statements for detailed information related to Finance segment loans.)
In estimating the realizable value of art, management relies on the opinions of Sotheby's specialists, who consider the following complex array of factors when valuing art:

•	whether the artwork is expected to be offered at auction or sold privately, in the ordinary course of Sotheby's business;

•	the supply and demand for works of art, taking into account economic conditions and changing trends in the art market as to which collecting categories and artists are most sought after; and

•	recent sale prices achieved in the art market for comparable works of art within a particular collecting category and/or by a particular artist.
Due to the inherent subjectivity involved in estimating the realizable value of art, management's judgments about the estimated realizable value of art held in inventory and the estimated realizable value of art pledged as collateral for client loans may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon the sale of the art.
(See Notes E and F of Notes to Consolidated Financial Statements.)

(2)
Legal and Other Contingencies—Sotheby's is subject to legal proceedings, lawsuits and other claims. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of losses, if any, to be recorded as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. (See Note Q of Notes to Consolidated Financial Statements.)

(3) Pension Obligations—The pension obligations related to Sotheby's U.K. defined benefit pension plan (the “U.K. Pension Plan”) are based on an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected long-term rate of return on plan assets, future expectations of inflation, expected future compensation increases, mortality assumptions and other factors, which are updated on at least an annual basis. In developing these assumptions and estimates, management considers current market conditions, market indices and other relevant data.
The discount rate assumption represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate used to calculate the $5.5 million net pension benefit in 2011 related to the U.K. Pension Plan was 5.5%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.1 million. As of the date of the most recent actuarial valuation (December 31, 2011), the discount rate used to calculate the $270.7 million benefit obligation related to the U.K. Pension Plan was 4.8%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in the benefit obligation of approximately $5.2 million.
The assumption for the expected long-term rate of return on plan assets is based on expected future appreciation, as well as dividend and interest yields available in equity and bond markets as of the measurement date and weighted according to the composition of invested plan assets. The expected long-term rate of return on plan assets used to calculate the $5.5 million net pension benefit in 2011 related to the U.K. Pension Plan was 7.7%. A hypothetical increase or decrease of 0.25% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.8 million.
The assumption for future average annual compensation increases is established after considering historical salary data for Sotheby's U.K. employees and current economic data for inflation, as well as management's expectations for future salary growth. The assumption for future average annual compensation increases used to calculate the $5.5 million net pension benefit in 2011 related to the U.K. Pension Plan was 5.5%. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in net annual pension cost of approximately $0.2 million. As of the date of the most recent actuarial valuation (December 31, 2011), the assumption for future annual compensation increases used to calculate the $270.7 million benefit obligation related to the U.K. Pension Plan was 5.0%. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in the benefit obligation of approximately $1.6 million.
The mortality assumptions used in the actuarial valuation represent the approximate mortality rates for plan members based upon standardized data tables used by actuaries in the U.K. that include allowances for longer future life expectancies. A hypothetical 5% decrease or increase in life expectancies would result in a decrease or increase in net pension cost of approximately $0.2 million. Additionally, a hypothetical 5% decrease or increase in life expectancies would result in a decrease or increase in the benefit obligation of approximately $2.9 million.

As of December 31, 2010, the accumulated net gain for the U.K. Pension Plan that had not yet been recognized in Sotheby's statements of operations was $6.5 million, net of taxes. In 2011, the U.K. Pension Plan incurred an after-tax net loss of $28 million largely due to the reduction in the discount rate used to measure plan liabilities from 5.5% to 4.8% at December 31, 2011, which resulted from a decrease in bond yields during the year. The impact of the lower discount rate used to measure plan liabilities was partially offset by a lower assumed rate of inflation.
As of December 31, 2011, the accumulated net loss for the U.K. Pension Plan that has not yet been recognized in Sotheby's statements of operations was $20.4 million, net of taxes. Net gains and losses related to the U.K. Pension Plan are reflected net of taxes on Sotheby's balance sheets within accumulated other comprehensive income (loss). If the amount recorded in accumulated other comprehensive income (loss) exceeds 10% of the greater of the market-related value of the U.K. Pension Plan's assets or benefit obligation, that amount is systematically recognized as a component of future net pension expense or benefit over the average remaining service period of active employees expected to receive benefits under the plan, which was estimated to be approximately 13.5 years as of December 31, 2011.
(See Note P of Notes to Consolidated Financial Statements for additional information related to the U.K. Pension Plan, as well as Sotheby's other material pension arrangements.)

(4)
Income Taxes—The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which Sotheby's operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and the tax balances recorded.

As of December 31, 2011, Sotheby's had net deferred tax assets of $59.3 million, primarily resulting from deductible temporary differences which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $6.0 million to reduce Sotheby's deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management's projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required, which would have an adverse impact on Sotheby's results. Conversely, should management determine that Sotheby's will be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on Sotheby's results in the period such determination was made.
Additionally, liabilities are recorded to address potential exposures involving uncertain tax positions that Sotheby's has taken, or expects to take, on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. Inherent in Sotheby's liabilities for uncertain tax positions are assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The cost of the ultimate resolution of these matters may be greater or less than the liability that Sotheby's has recorded.
(See discussion of “Income Tax Expense” below, as well as Notes L and M of Notes to Consolidated Financial Statements.)

(5)
Share-Based Payments—Sotheby's grants share-based payment awards as compensation to certain employees. Certain of these awards vest only if Sotheby's achieves pre-established profitability targets. The amount and timing of compensation expense recognized for such performance-based awards is dependent upon management's assessment of the likelihood and timing of achieving these profitability targets. Accordingly, if the projections of future profitability used by management in its assessment prove, with the benefit of hindsight, to be inaccurate, the amount and timing of future compensation expense related to share-based payments could materially change. (See Note O of Notes to Consolidated Financial Statements for additional information related to Sotheby's share-based payments.)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
This discussion should be read in conjunction with Note D (“Segment Reporting”) of Notes to Consolidated Financial Statements.
Overview
In 2011, Sotheby’s had the second most profitable year in its history, with net income of $171.4 million, a 7% increase in comparison to 2010. These results reflect the growth of the global art market in the first half of 2011, with full year Net Auction Sales of $4.2 billion, a level that is comparable to the art market's most recent peak years between 2007 and 2008. This improvement in Sotheby's results was driven by a 7% increase in revenues attributable to growth in both auction and private sale commission revenues. Importantly, this was achieved with a significantly lower risk profile, as Sotheby's continued to be highly selective in its use of auction guarantees and only issued auction guarantees in tandem with risk and reward sharing arrangements that greatly reduced its financial exposure, but also contributed to the significant decrease in auction commission margin. Offsetting the growth in revenues was a higher level of operating expenses due in part to increased compensation costs, a higher level of direct costs of services consistent with the volume and composition of auction sales and the cost of investments in strategic initiatives. Sotheby's 2011 results were also favorably impacted by a $13.6 million tax benefit recognized in 2011 due to the reversal of a valuation allowance against certain of Sotheby's deferred tax assets and a $7.6 million decrease in net interest expense.
See the discussion below for greater detail on the significant factors impacting Sotheby’s 2011 results and the comparison to the prior year.
Outlook
Uncertainty and volatility in the global economic environment contributed to mixed auction results in the fourth quarter of 2011, as well as to the challenging climate for consignments for certain first quarter 2012 auctions. The first quarter is traditionally a loss quarter for Sotheby's (see "Seasonality" above), although in the first quarter of 2011, Sotheby's reported net income of $2.4 million, primarily as a result of exceptionally strong auction sales that included several significant single-owner sales. Sotheby's will have fewer of these unique revenue opportunities in the first quarter of 2012, and, in tandem with a higher expense base due, in part, to strategic investments, it is expected that Sotheby's will incur a net loss in the first quarter of 2012. (See statement on Forward Looking Statements.)

However, management is encouraged by the strength of the global art market, as evidenced by the level of quality consignments already secured for second quarter 2012 auctions, as well as the potential consignment opportunities that remain in the market. Management is focused on maximizing auction commission margins; nevertheless, the environment for high-value consignments is very competitive, with such consignments typically earning significantly lower auction commission margins. Management is mindful of the potential volatility of the global art market in the current economic environment and is committed to maintaining a rational cost structure, while continuing with measured investments in the strategic initiatives that are vital to Sotheby's future. (See statement on Forward Looking Statements.)

Results of Operations for the Years Ended December 31, 2011 and 2010
The table below presents a summary of Sotheby’s results of operations for 2011 and 2010, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Revenues:
Auction and related revenues	$791,738	$731,021	$60,717	8.3%
Finance revenues	12,038	9,685	2,353	24.3%
Dealer revenues	21,790	29,092	(7,302)	(25.1)%
License fee revenues	5,228	3,682	1,546	42.0%
Other revenues	1,042	829	213	25.7%
Total revenues	831,836	774,309	57,527	7.4%
Expenses **	560,365	500,311	(60,054)	(12.0)%
Operating income	271,471	273,998	(2,527)	(0.9)%
Net interest expense	(37,496)	(45,080)	7,584	16.8%
Extinguishment of debt, net	(1,529)	(6,291)	4,762	75.7%
Other (expense) income	(1,057)	2,952	(4,009)	*
Income before taxes	231,389	225,579	5,810	2.6%
Equity in earnings of investees, net of taxes	59	644	(585)	(90.8)%
Income tax expense	60,032	65,273	5,241	8.0%
Net income	$171,416	$160,950	$10,466	6.5%
Key performance indicators:
Aggregate Auction Sales (a)	$4,986,639	$4,287,176	$699,463	16.3%
Net Auction Sales (b)	$4,240,573	$3,644,764	$595,809	16.3%
Private Sales (c)	$814,581	$494,505	$320,076	64.7%
Consolidated Sales (d)	$5,823,010	$4,810,773	$1,012,237	21.0%
Auction Commission Margin (e)	16.6%	18.3%	N/A	(9.6)%
Direct Costs as a percentage of Net Auction Sales	1.6%	1.7%	N/A	(5.9)%
Average Loan Portfolio (f)	$219,785	$181,585	$38,200	21.0%
EBITDA (g)	$286,596	$288,323	$(1,727)	(0.6)%
EBITDA Margin (g) (h)	34.5%	37.2%	N/A	(7.3)%
Net Liquidity (g) (i)	$508,481	$307,173	$201,308	65.5%

Legend:
*	Represents a change in excess of 100%.
**	Expenses for 2011 include net restructuring charges of $4.8 million.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s.
(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.
(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(f)	Represents the average loan portfolio of Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.
(h)	Represents EBITDA as a percentage of total revenues.
(i)
Represents the amount of cash and cash equivalents that would remain assuming all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date.

Revenues
In 2011 and 2010, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$701,776	$667,033	$34,743	5.2%
Private sale commission revenues	67,848	44,240	23,608	53.4%
Principal activities	125	(1,890)	2,015	**
Other auction and related revenues*	21,989	21,638	351	1.6%
Total auction and related revenues	791,738	731,021	60,717	8.3%
Other revenues:
Finance revenues	12,038	9,685	2,353	24.3%
Dealer revenues	21,790	29,092	(7,302)	(25.1)%
License fee revenues	5,228	3,682	1,546	42.0%
Other	1,042	829	213	25.7%
Total other revenues	40,098	43,288	(3,190)	(7.4)%
Total revenues	$831,836	$774,309	$57,527	7.4%
* Principally includes fees charged to clients for catalogue production and insurance, catalogue subscription revenues, advertising revenues and commissions earned on private sales brokered by third-parties.
** Represents a change in excess of 100%.
Auction and Related Revenues
In 2011, auction and related revenues improved $60.7 million (8%) almost entirely due to a higher level of auction and private sale commissions, as well as improved results from principal activities. The comparison to the prior year is also favorably impacted by changes in foreign currency exchange rates which increased auction and related revenues by $22.3 million. See the discussion below for a more detailed explanation of the factors contributing to the improvement in auction and related revenues.
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
In 2011, auction commission revenues improved $34.7 million (5%) due to a 16% increase in Net Auction Sales, partially offset by a decline in Auction Commission Margin from 18.3% to 16.6%. The comparison to the prior year is also favorably impacted by changes in foreign currency exchange rates which increased auction commission revenues by $20.2 million. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.
Net Auction Sales—In 2011, Net Auction Sales increased $595.8 million (16%), reflecting a surge in activity from buyers and sellers from emerging markets, especially China, and significantly higher single-owner sale results. More specifically, the increase in Net Auction Sales is primarily attributable to the following factors:

•
An increase of $343.9 million (68%) in worldwide sales of Asian Art due in part to several unprecedented sales of single-owner collections conducted in Hong Kong, including The Meiyingtang Collection of Chinese Porcelain ($139.2 million) and The Mei Yun Tang Collection of Paintings by Chang Dai-chien ($76.4 million). Recurring various-owner sales of Asian Art also performed well in 2011, with an increase of $172.4 million (52%).

•	An increase of $115.2 million (7%) in sales of Impressionist Art and Contemporary Art. This increase was driven by the single-owner sale Looking Closely - A Private Collection ($128.5 million).

•	The favorable impact of changes in foreign currency exchange rates, which increased Net Auction Sales by $115.2 million.
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
In certain situations, Auction Commission Margin is adversely impacted by arrangements whereby Sotheby's buyer's premium is shared with a consignor. In such situations, Sotheby's may share its buyer's premium with a consignor in order to secure a high value consignment without issuing an auction guarantee.
Auction Commission Margin may also be adversely impacted by the use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its auction commission. Also, in situations when the guaranteed property sells for less than the guaranteed price, all or a portion of Sotheby's auction commissions are used to reduce the principal loss on the transaction. (See Note R of Notes to Consolidated Financial Statements for additional information on Sotheby's use of auction guarantees.)
In 2011, Auction Commission Margin decreased 10% (from 18.3% to 16.6%) because of continued competitive pressures to win high value consignments, which resulted in a higher level of auction commissions shared with consignors and a lower level of seller's commission revenues.
Private Sale Commission Revenues—In 2011, private sale commission revenues improved by $23.6 million (53%) due to increased sales of high value property. For example, in 2011, the number of private sale transactions brokered by Sotheby's with an aggregate sale price in excess of $5 million increased by approximately 70%. Private sales continue to be a strategic focus for management and have become increasingly important to Sotheby’s overall financial performance with private sale commission revenues increasing by 24% over the 5 year period since the previous peak of the art market in 2007.
Principal Activities—Auction segment principal activities consist of gains and losses related to auction guarantees including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction and (iii) subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction. Auction segment principal activities also include gains and losses related to the sale of other Auction segment inventory, as well as writedowns to the carrying value of such inventory, which principally consists of objects obtained as a result of purchaser defaults in situations when Sotheby's has paid the consignor.
In 2011, principal activities improved $2.0 million primarily due to a lower level of inventory writedowns and better results from the sale of guaranteed property that previously failed to sell at auction, partially offset by a lower share of overage earned from guaranteed property initially offered at auctions in 2011 than earned in 2010.
Finance Revenues
In 2011, Finance revenues increased $2.4 million (24%) due to a higher average loan portfolio balance, which was largely attributable to a $55 million client loan made in the fourth quarter of 2010, and higher interest rates earned on client loans in 2011. (See Note E of Notes to Consolidated Financial Statements).
(Note: For the purposes of MD&A, Finance revenues do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note D of Notes to Consolidated Financial Statements.)
Dealer Revenues and Cost of Sales
Dealer revenues consist of revenues earned from the sale of Dealer inventory, which includes property owned by Noortman Master Paintings ("NMP") and artworks purchased for investment purposes. To a lesser extent, Dealer revenues also include commissions earned by NMP through the brokering of private art sales. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory.

The table below summarizes Dealer revenues, cost of sales and gross (loss) profit for 2011 and 2010 (in thousands of dollars):

			Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Dealer revenues	$21,790	$29,092	$(7,302)	(25.1)%
Dealer cost of sales	(23,738)	(24,889)	1,151	4.6%
Dealer gross (loss) profit	$(1,948)	$4,203	$(6,151)	*
* Represents a change in excess of 100%
In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note O of Notes to Consolidated Financial Statements), management initiated a plan to restructure NMP’s business and sales strategy. Historically, NMP has principally specialized in sales of Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings, with a large number of paintings held in inventory at various price points. However, as a result of the restructuring of its business and sales strategy, NMP is greatly reducing its inventory of lower valued Old Master Paintings and shifting its focus to a select group of high-valued works of art. Accordingly, NMP sold a collection of lower valued works at various auction houses in the fourth quarter of 2011. In the ordinary course of NMP’s business, these objects would have been held for a longer period and sold in privately negotiated transactions. As a result of the new strategy described above and due in part to a general weakening of the private dealer market for certain categories of Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients, inventory writedowns of $8.4 million were recorded in 2011, of which $5.7 million were recorded in the third quarter of 2011. In 2010, Dealer inventory writedowns totaled $3.1 million.
In 2011, Dealer segment results were also impacted by a significantly lower gross profit earned on NMP sales principally attributable to the weakening of the private dealer market for certain categories of Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients.
Expenses
In 2011 and 2010, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2011	2010	$ Change	% Change
Direct costs of services	$69,507	$60,940	$(8,567)	(14.1)%
Dealer cost of sales	23,738	24,889	1,151	4.6%
Marketing expenses	15,059	12,207	(2,852)	(23.4)%
Salaries and related costs	268,530	253,271	(15,259)	(6.0)%
General and administrative expenses	161,097	132,566	(28,531)	(21.5)%
Depreciation and amortization expense	17,604	16,492	(1,112)	(6.7)%
Restructuring charges, net	4,830	(54)	(4,884)	*
Total expenses	$560,365	$500,311	$(60,054)	(12.0)%
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
In 2011, direct costs of services increased $8.6 million (14%) primarily due to a higher volume of auction offerings and, in particular, a higher level of single-owner sales, which contributed $3.2 million to the overall increase. Additionally, direct costs of services increased due to fees associated with the broader usage of debit and credit cards by buyers from China. In 2011, direct costs of services were also unfavorably impacted by changes in foreign currency exchange rates, which contributed

$1.7 million to the increase over the prior year. Partially offsetting the overall increase in direct costs of services is an unexpected recovery of $0.9 million recognized in the second quarter of 2011 related to a property damage loss initially incurred in the first quarter of 2010.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand and consist of costs related to Sotheby’s corporate marketing activities, client service initiatives and strategic sponsorships of cultural institutions. In 2011, marketing expenses increased by $2.9 million (23%) due to increased sponsorships of museums and other cultural institutions, as well as a higher level of costs incurred to support certain strategic initiatives, including brand promotion activities in China and other emerging markets and the enhancement of the sothebys.com website.
Salaries and Related Costs
In 2011 and 2010, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2011	2010	$ Change	% Change
Full-time salaries	$127,959	$114,040	$(13,919)	(12.2)%
Incentive compensation expense	68,035	68,199	164	0.2%
Share-based payments	18,918	20,250	1,332	6.6%
Payroll taxes	20,722	19,051	(1,671)	(8.8)%
Employee benefits	14,858	17,171	2,313	13.5%
Other compensation expense *	18,038	14,560	(3,478)	(23.9)%
Total salaries and related costs	$268,530	$253,271	$(15,259)	(6.0)%

Key Performance Indicator:
Salaries and related costs as a % of revenues	32.3%	32.7%	N/A	1.3%

*	Principally includes expense related to the cost of temporary labor and overtime, and certain employment arrangements.
In 2011, salaries and related costs increased $15.3 million (6%) due to higher full-time salaries and temporary labor costs (which are classified in the table above within other compensation expense), partially offset by lower employee benefit costs and share-based payments. See below for a detailed discussion of the significant factors contributing to the overall increase in salaries and related costs.
Full-Time Salaries—In 2011, full-time salaries increased $13.9 million (12%) due to strategic headcount and salary increases and the unfavorable impact of changes in foreign currency exchange rates, which contributed $3 million to the increase.
Other Compensation Expense—Other compensation expense typically includes the cost of temporary labor and overtime, as well as the amortization of expense related to certain employment arrangements. In 2011, other compensation expense increased $3.5 million (24%) primarily due to higher temporary labor costs in New York and London. The higher temporary labor costs in New York are primarily attributable to the $1.5 million cost of temporary labor required as a result of the lockout of unionized property handlers in the third and fourth quarters of 2011, which was entirely offset by savings in full-time salaries, employee benefits and payroll taxes resulting from the lockout. (See Part I, Item 1A, “Risk Factors,” for more detailed information on Sotheby’s lockout of its unionized property handlers.)
Payroll Taxes—In 2011, payroll taxes increased $1.7 million (9%) primarily due to higher full-time salaries, as discussed above, as well as a higher value of share-based payment awards vesting during the first quarter of 2011.
Incentive Compensation—The amount of incentive compensation expense recorded in a period is largely dependent upon the level of Sotheby’s earnings, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby’s full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for the brokering of certain eligible private sale transactions. In 2011, incentive compensation is flat when compared to the prior year, which is consistent with the comparable level of EBITDA in the periods.

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
In 2011, employee benefit costs decreased $2.3 million (13%) largely as a result of market losses in deemed participant investments associated with the DCP, which reduced employee benefits costs by $3.1 million. On a consolidated basis, the cost reductions related to the DCP liability are offset by market losses in the trust assets related to the DCP liability, which are reflected within other (expense) income.
Also contributing to the decrease in employee benefit costs in 2011 is an increase of $1.8 million in the net pension credit related to the U.K. Pension Plan as a result of favorable changes in the market-based assumptions used to determine the net pension credit between the periods. In 2012, the net pension credit related to the U.K. Pension Plan is expected to decrease by approximately $2.9 million when compared to 2011, primarily as a result of updated market-based assumptions used in determining the net pension credit, in particular, the expected long-term rate of return which is decreasing from 7.7% to 6.3%. (See statement on Forward Looking Statements.)
In 2011, the overall decrease in employee benefits is partially offset by $1.6 million in non-restructuring related severance costs incurred in 2011, for which there were no comparable costs in the prior year. In addition, the comparison to the prior year is unfavorably impacted by higher employee benefit costs associated with the increase in full-time salaries discussed above.
Share-Based Payments—Share-based payments consist of amortization expense related to performance-based equity compensation awards, restricted stock, restricted stock units and stock options. Equity compensation awards are typically granted annually each February and the value of each annual award is generally dependent upon Sotheby’s financial results for the year prior to the grant date. The amount of compensation expense recognized for share-based payments is based on management’s estimates of the number of shares ultimately expected to vest. In addition, for performance-based equity compensation awards, the amount and timing of expense recognition is significantly impacted by management’s assessment of the likelihood and timing of achieving certain profitability targets. (See Note O of Notes to Consolidated Financial Statements for more detailed information related Sotheby’s share-based compensation programs.)
In 2011, expense related to share-based payments decreased $1.3 million (7%) principally as a result of management’s reassessment of the likelihood and timing of achieving the profitability targets for certain performance-based equity awards. In 2012, expense related to share-based payments is expected to increase approximately $5 million when compared to 2011. (See statement on Forward Looking Statements.)
General and Administrative Expenses
In 2011, general and administrative expenses increased $28.5 million (22%) primarily due to the following factors:

•
A $9.2 million (22%) increase in professional fees, primarily attributable to a higher level of consulting fees in support of Sotheby's strategic initiatives, including the development of Sotheby's presence in emerging markets such as China and the enhancement of Sotheby's website.

•	A $4.9 million charge recorded in the fourth quarter of 2011 related to a sales tax liability identified during the period (see Note Q of Notes to Consolidated Financial Statements).

•	A $4 million (17%) increase in travel and entertainment expenses in response to consignment opportunities throughout the year.

•
A $2.9 million (7%) increase in facilities-related expenses, due in part to $1.1 million in security costs incurred to minimize the business disruption associated with protests by Sotheby's unionized property handlers in New York (see Part I, Item 1, "Description of Business" and 1A, "Risk Factors," for more detailed information on the lockout of Sotheby's unionized employees). The increase in facilities-related expenses is also partially attributable to a $0.8 million increase in rent expense primarily due to the expansion of Sotheby's premises in Hong Kong.

•	A $2.3 million increase in bad debt expense due to losses from uncollectible Auction segment receivables in the U.K. and the U.S.

•	A $2.2 million increase in litigation claims and client goodwill gestures.

•	A $3 million increase due to unfavorable changes in foreign currency exchange rates.
Restructuring Plans and Related Charges
In 2011, Sotheby’s recorded net Restructuring Charges of approximately $4.8 million. In 2010 , Sotheby’s recorded a benefit to net Restructuring Charges of approximately $0.1 million.
On June 27, 2011, the Executive Committee of Sotheby’s Board of Directors approved a restructuring plan (the “2011 Restructuring Plan”) impacting Sotheby’s operations in Italy and the Netherlands. The 2011 Restructuring Plan streamlined Sotheby’s European selling operations, with a renewed emphasis on relationships with key clients and the sourcing of important collections. The 2011 Restructuring Plan has also allowed Sotheby’s global management to focus resources on growing markets, especially China, and other strategic priorities. In the Netherlands, the 2011 Restructuring Plan resulted in the cessation of all local auction sales. In Italy, Sotheby’s significantly reduced its auction sales calendar, but plans to continue to conduct auctions of Contemporary and Modern Art. Sotheby’s streamlined European operations will continue to source property to its other selling locations throughout the world, as well as pursue private sale opportunities.
The 2011 Restructuring Plan will ultimately reduce staff by 24, which represents approximately 46% of Sotheby’s current headcount in Italy and the Netherlands and 2% of its global headcount. The 2011 Restructuring Plan also allowed Sotheby’s to completely exit its leased Amsterdam salesroom, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.
The charges associated with the 2011 Restructuring Plan consist of $2.8 million in lease termination costs related to the Amsterdam salesroom and $2 million in employee termination benefits and other restructuring related charges. Accrued restructuring costs of $0.8 million are recorded within Accounts Payable and Accrued Liabilities on Sotheby's December 31, 2011 balance sheet. Total cash expenditures related to the 2011 Restructuring Plan are expected to be approximately $5 million, a substantial portion of which were made in the fourth quarter of 2011, with the remaining payments to be made in 2012.
Following its implementation, beginning in 2012, the 2011 Restructuring Plan is expected to result in reductions to Net Auction Sales, Revenues and Expenses of approximately $50 million, $10 million and $7 million, respectively, when compared to 2010. Accordingly, the 2011 Restructuring Plan is not expected to result in incremental profitability in 2012 as compared to 2010 and in fact, these actions would have had a dilutive impact of approximately $3 million on 2010 pre-tax income. However, 2010 results for the Netherlands included Net Auction Sales and Revenues of $19 million and $3 million, respectively, related to unique sales of single-owner collections not likely to be repeated in the near term. Accordingly, excluding restructuring charges, these actions are not expected to have a dilutive impact on Sotheby’s future results.
(See statement on Forward Looking Statements and Note J of Notes to Consolidated Financial Statements.)
Net Interest Expense
In 2011, net interest expense decreased $7.6 million (17%) primarily due to Sotheby's repurchase of $48.3 million of its 7.75% Senior Notes in the fourth quarter of 2010, which resulted in a $3.7 million reduction in interest expense. Additionally, net interest expense also decreased due to lower credit facility related fees (see Note K of Notes to Consolidated Financial Statements). Also impacting the comparison of net interest expense to the prior year is $2.2 million of interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account.
Extinguishment of Debt, Net
On December 21, 2010, Sotheby’s repurchased an aggregate principal amount of $48.3 million of its 7.75% Senior Notes for a purchase price of $53.1 million (representing 110% of the aggregate principal amount repurchased). This repurchase resulted in a loss of approximately $6.3 million, including fees, which was recognized in the fourth quarter of 2010.
On April 1, 2011, the trustee for the Convertible Notes notified bondholders that the Convertible Notes would be convertible at their option for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the closing price of Sotheby's Common Stock exceeding $44.20 for 20 trading days in the 30 consecutive trading days ending on March 31, 2011. In June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the

Convertible Notes. The conversion obligation of $22.5 million related to these conversion requests, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash in August 2011. Sotheby's simultaneously received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the Convertible Note Hedges (see discussion below). In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.
(See Note K of Notes to Consolidated Financial Statements.)
Other (Expense) Income
Sotheby's results in 2011 include other expense of $1.1 million as compared to other income of $3.0 million in 2010. The unfavorable comparison versus the prior year is largely the result of the investment performance of the trust assets related to the DCP liability, which resulted in a loss of $1.3 million in 2011 and a gain of $1.8 million in 2010. On a consolidated basis, gains and losses in the trust assets related to the DCP are largely offset by corresponding adjustments to employee benefits costs (see “Salaries and Related Expenses” above).
Income Tax Expense
Sotheby's effective income tax rate was approximately 26% in 2011, compared to approximately 29% in 2010. The 2011 effective income tax rate was favorably impacted by the reversal of a $13.6 million valuation allowance against certain state and local deferred tax assets. The 2010 effective income tax rate was favorably impacted by the reversal of $5.9 million of federal tax reserves in connection with the expiration of the statute of limitations. Sotheby's effective income tax rate was also influenced in each year by the level and mix of earnings and losses by taxing jurisdiction in combination with the applicable differences between U.S. and foreign tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income could result in pre-tax income being higher or lower than the current and prior year in countries with lower statutory tax rates, which could cause Sotheby's effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. This is particularly true in countries where Sotheby's has significant auction operations, including the U.K., Hong Kong and Switzerland, where the statutory income tax rates are approximately 26%, 17%, and 23%, respectively. In 2011, pre-tax income in the U.K., Hong Kong and Switzerland was $82.8 million, $63.8 million, and $21.5 million, respectively, which cumulatively comprised 90% of foreign pre-tax income and 73% of consolidated pre-tax income. In 2010, pre-tax income in the U.K., Hong Kong and Switzerland was $87.3 million, $47.1 million, and $18.5 million, respectively, which cumulatively comprised 81% of foreign pre-tax income and 68% of consolidated pre-tax income. (See Notes L and M of Notes to Consolidated Financial Statements for a more detailed discussion of Income Taxes and Uncertain Tax Positions. In addition, see Item 1A, “Risk Factors.”)
Impact of Changes in Foreign Currency Exchange Rates
In 2011, changes in foreign currency exchange rates had a net favorable impact of approximately $10.5 million on Sotheby's results, as summarized in the following table (in thousands of dollars):

Favorable/(Unfavorable)
Total revenues	$23,431
Total expenses	(12,971)
Operating income	10,460
Net interest expense and other	42
Impact of changes in foreign currency exchange rates	$10,502

Reconciliation of Non-GAAP Financial Measures
The following is a reconciliation of net income to EBITDA for 2011 and 2010 (in thousands of dollars):

	2011	2010
Net income	$171,416	$160,950
Income tax expense	60,032	65,273
Income tax expense related to earnings from equity investees	48	528
Interest income	(4,002)	(1,739)
Interest expense	41,498	46,819
Depreciation and amortization expense	17,604	16,492
EBITDA	$286,596	$288,323
The following is a reconciliation of cash and cash equivalents to Net Liquidity as of December 31, 2011 and 2010 (in thousands of dollars):

December 31	2011	2010
Cash and cash equivalents	$890,633	$483,663
Add: Restricted cash	28,143	18,812
Add: Accounts receivable	553,502	681,800
Subtract: Due to consignors	(774,535)	(675,586)
Subtract: Accounts payable and other accrued liabilities	(189,262)	(201,516)
Net Liquidity	$508,481	$307,173

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
This discussion should be read in conjunction with Note D (“Segment Reporting”) of Notes to Consolidated Financial Statements.
Overview
In 2010, Sotheby’s reported net income of $161 million, representing the second most profitable year in its history. These results represented a dramatic improvement in comparison to 2009 when Sotheby’s reported a net loss of ($6.5) million. This improvement was primarily due to higher auction commission revenues resulting from a 91% increase in Net Auction Sales attributable to the recovery of the global art market, which was aided, in part, by the increased buying activity of clients from emerging markets. Sotheby’s revenue growth and return to substantial profitability in 2010 was achieved with a lower risk profile than in the previous peak years of 2006 and 2007, as the Company was highly selective in its use of auction guarantees and only issued such guarantees in tandem with risk sharing arrangements that very significantly reduced its financial exposure to guarantees. Sotheby’s 2010 results reflected increased incentive compensation, due to the substantial improvement in earnings, as well as a higher level of direct costs of services, consistent with the level and composition of auction offerings during the period. See the discussion below for greater detail on the significant factors impacting Sotheby’s 2010 results and the comparison to 2009.

Results of Operations for the Years Ended December 31, 2010 and 2009
The table below presents a summary of Sotheby’s results of operations for 2010 and 2009, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
	2010	2009	$ Change	% Change
Revenues:
Auction and related revenues	$731,021	$448,768	$282,253	62.9%
Finance revenues	9,685	9,073	612	6.7%
Dealer revenues	29,092	22,339	6,753	30.2%
License fee revenues	3,682	3,270	412	12.6%
Other revenues	829	1,508	(679)	(45.0)%
Total revenues	774,309	484,958	289,351	59.7%
Expenses **	500,311	431,824	(68,487)	(15.9)%
Operating income	273,998	53,134	220,864	*
Net interest expense	(45,080)	(40,351)	(4,729)	(11.7)%
Extinguishment of debt, net	(6,291)	1,039	(7,330)	*
Write-off of credit facility amendment fees	—	(3,750)	3,750	100.0%
Other income	2,952	5,323	(2,371)	(44.5)%
Income before taxes	225,579	15,395	210,184	*
Equity in earnings of investees, net of taxes	644	239	405	*
Income tax expense	65,273	22,162	(43,111)	*
Net income (loss)	$160,950	$(6,528)	$167,478	*
Key performance indicators:
Aggregate Auction Sales (a)	$4,287,176	$2,278,525	$2,008,651	88.2%
Net Auction Sales (b)	$3,644,764	$1,912,589	$1,732,175	90.6%
Private Sales (c)	$494,505	$472,603	$21,902	4.6%
Consolidated Sales (d)	$4,810,773	$2,773,467	$2,037,306	73.5%
Auction Commission Margin (e)	18.3%	20.7%	N/A	(11.6)%
Direct Costs as a percentage of Net Auction Sales	1.7%	2.3%	N/A	26.4%
Average Loan Portfolio (f)	$181,585	$154,619	$26,966	17.4%
EBITDA (g)	$288,323	$77,674	$210,649	*
EBITDA Margin (g) (h)	37.2%	16.0%	N/A	*

Legend:
*	Represents a change in excess of 100%.
**	Expenses for 2009 include net restructuring charges of $12.2 million.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s.
(d)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.
(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(f)	Represents the average loan portfolio of the Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.
(h)	Represents EBITDA as a percentage of total revenues.

Revenues
In 2010 and 2009, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Year Ended December 31	2010	2009	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$667,033	$396,772	$270,261	68.1%
Private sale commission revenues	44,240	37,462	6,778	18.1%
Principal activities	(1,890)	(5,735)	3,845	67.0%
Other auction and related revenues*	21,638	20,269	1,369	6.8%
Total auction and related revenues	731,021	448,768	282,253	62.9%
Other revenues:
Finance revenues	9,685	9,073	612	6.7%
Dealer revenues	29,092	22,339	6,753	30.2%
License fee revenues	3,682	3,270	412	12.6%
Other	829	1,508	(679)	(45.0)%
Total other revenues	43,288	36,190	7,098	19.6%
Total revenues	$774,309	$484,958	$289,351	59.7%
* Principally includes fees charged to clients for catalogue production and insurance, catalogue subscription revenues, advertising revenues and commissions earned on private sales brokered by third-parties.
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
Auction Commission Revenues—In 2010, auction commission revenues improved $270.3 million (68%) due to a substantial increase in Net Auction Sales, partially offset by a decline in Auction Commission Margin. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.
Net Auction Sales—In 2010, Net Auction Sales increased $1.7 billion (91%) due to the recovery of the global art market in 2010, which resulted in a greater volume of property sold and the achievement of higher average selling prices across almost all collecting categories. Specifically, the increase in 2010 Net Auction Sales was attributable to the following factors:

•	An $828 million (108%) increase in various-owner sales of Impressionist and Contemporary Art. In these sales, more works of art were offered and higher prices were achieved than in 2009.

•
A $240 million (159%) increase in sales of Asian Art conducted in Hong Kong, primarily attributable to higher average selling prices achieved in recurring sales throughout 2010. Also favorably impacting the comparison to 2009 were two single-owner sales of Chinese Ceramics (the Qing Imperial Porcelain from J.T. Tai and Co. and An Important Private Collection of Qing Historical Works of Art) that totaled $84 million and for which there were no comparable sales in 2009.

•
A $156 million (146%) increase in single-owner sales conducted in the U.S. and Europe with 2010 results including the sales of Antiquities From the Collection of the Late Clarence Day, the Hesketh Collection of Books and Manuscripts, the British American Tobacco Artventure Collection and the Collection of Patricia Kluge, amongst others.

•
A $182 million (113%) increase in sales of jewelry, which included substantial improvements in recurring sales in Switzerland ($75 million), Hong Kong ($51 million) and the U.S. ($44 million), with a significant portion of the increase ($100 million) resulting from fourth quarter sales. In particular, fourth quarter results include the sale of a superb pink diamond for $38.2 million in Switzerland, for which there was no comparable item sold in 2009.

•
Smaller increases in recurring various-owner sales in other collecting categories, most notably in 19th Century Paintings ($67 million), Old Master Paintings ($47 million) and sales of Islamic Art in the U.K. ($38 million).

Auction Commission Margin—In 2010, Sotheby’s was highly selective in its use of auction guarantees and issued auction guarantees only when it was able to enter into risk and reward sharing arrangements to significantly reduce its financial exposure. In 2010, Auction Commission Margin decreased 12% (from 20.7% to 18.3%) almost entirely due to a lower average buyer’s premium rate achieved on 2010 sales when compared to 2009 sales, resulting from a change in sales mix, as a significantly higher portion of Net Auction Sales were at the high-end of Sotheby’s business. Specifically, in 2010, there was a 105% increase in the number of lots sold with a hammer (sale) price over $1 million, the price point at which the buyer’s premium rate decreases from 20% to 12%. To a lesser extent, Auction Commission Margin was adversely impacted by competitive pressures, which resulted in a lower seller’s commission rate and a higher level of shared auction commissions.
The following table provides a comparison between 2010 and 2009 of the volume and value of lots sold with a hammer (sale) price over $1 million (in thousands of dollars, except for lot volume):

Year Ended December 31	2010	2009	$ Change	% Change
Lots with a hammer (sale) price of greater than $1 million	530	259	271	105%
Total hammer (sale) price	$2,030,545	$743,943	$1,286,602	173%
Private Sale Commissions—In 2010, private sale commissions increased $6.8 million (18%) when compared to 2009 primarily due to improved commission margins as well as a higher volume of property sold.
Principal Activities—In 2010, principal activity losses included $5.6 million in writedowns of Auction segment inventory primarily related to guaranteed property that failed to sell at auction in prior periods, substantially offset by Sotheby’s share of overages earned on guaranteed property sold in the fourth quarter of 2010. The favorable comparison of principal activities to 2009 was principally due to the overages earned on these transactions.
Finance Revenues
In 2010, Finance revenues increased $0.6 million (7%) primarily due to $0.7 million of interest income recognized in the first quarter of 2010 that was previously considered to be uncollectible. The overall increase in Finance revenues was partially offset by lower rates of return on the loan portfolio, which in 2010, included a higher proportion of short-term, interest-free advances to consignors (with maturities typically ranging between 3 and 6 months) that were issued during the first nine months of 2010 in order to secure high-value property for auctions. However, fourth quarter Finance revenues increased $0.9 million, due in part to an interest-bearing $55 million client loan that was made in October 2010.
(Note: For the purposes of Management’s Discussion and Analysis, Finance revenues do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note D of Notes to Consolidated Financial Statements.)
Dealer Revenues and Cost of Sales
The table below summarizes Dealer revenues, cost of sales and gross profit (loss) for 2010 and 2009 (in thousands of dollars):

			Favorable/(Unfavorable)
	2010	2009	$ Change	% Change
Dealer revenues	$29,092	$22,339	$6,753	30.2%
Dealer cost of sales	(24,889)	(24,516)	(373)	(1.5)%
Dealer gross profit (loss)	$4,203	$(2,177)	$6,380	N/A

In 2010, Dealer segment results improved significantly primarily due to the performance of Noortman Master Paintings, which reported more profitable inventory sales and a higher level of commissions earned from the brokering of private art sales. Also impacting the comparison to 2009 was a $1.6 million decrease in inventory writedowns in 2010 (from $4.7 million to $3.1 million).

Expenses
In 2010 and 2009, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2010	2009	$ Change	% Change
Direct costs of services	$60,940	$43,429	$(17,511)	(40.3)%
Dealer cost of sales	24,889	24,516	(373)	(1.5)%
Marketing expenses	12,207	10,541	(1,666)	(15.8)%
Salaries and related costs	253,271	196,269	(57,002)	(29.0)%
General and administrative expenses	132,566	123,350	(9,216)	(7.5)%
Depreciation and amortization expense	16,492	21,560	5,068	23.5%
Restructuring charges, net	(54)	12,159	12,213	*
Total expenses	$500,311	$431,824	$(68,487)	(15.9)%
* Represents a change in excess of 100%
Direct Costs of Services
In 2010, direct costs of services increased $17.5 million (40%), which was consistent with the level and composition of Sotheby’s auction offerings in the year. For example, in 2010, there was a $6.3 million increase in costs to promote a substantially higher level of single-owner sales, as discussed above under “Net Auction Sales,” and a $2.2 million increase in traveling exhibition costs, due in part to traveling exhibitions for property offered in Sotheby’s Impressionist and Contemporary Art sales in response to heightened interest from buyers in emerging markets. Also contributing to the higher level of direct costs was a $1.5 million increase in property loss and damage claims. Despite the overall increase when compared to 2009, direct costs of services as a percentage of Net Auction Sales decreased from 2.3% in 2009 to 1.7% in 2010.
Marketing Expenses
In 2010, marketing expenses increased by $1.7 million (16%) principally due to higher costs to promote the Sotheby’s brand in emerging markets and a higher level of museum sponsorships.
Salaries and Related Costs
In 2010 and 2009, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2010	2009	$ Change	% Change
Full-time salaries	$114,040	$114,467	$427	0.4%
Incentive compensation expense	68,199	18,255	(49,944)	**
Share-based payments	20,250	20,750	500	2.4%
Payroll taxes	19,051	14,369	(4,682)	(32.6)%
Employee benefits	17,171	17,679	508	2.9%
Other*	14,560	10,749	(3,811)	(35.5)%
Total salaries and related costs	$253,271	$196,269	$(57,002)	(29.0)%

Key Performance Indicator:
Salaries and related costs as a % of revenues	32.7%	40.5%	N/A	19.2%

*	Principally includes expense related to the cost of temporary labor and overtime, and certain employment arrangements.

**	Represents a change in excess of 100%.
In 2010, salaries and related costs increased $57 million (29%), almost entirely due to a higher level of incentive compensation. See below for a detailed discussion of the significant factors contributing to the overall increase in salaries and related costs.

Incentive Compensation—The substantial increase in incentive compensation expense in 2010 was due to the significant improvement in Sotheby’s earnings.
Payroll Taxes—In 2010, payroll taxes increased $4.7 million (33%) primarily due to higher incentive compensation expense, as discussed above.
Full-Time Salaries—In 2010, full-time salaries remained relatively flat as the impact of headcount reductions resulting from restructuring initiatives implemented throughout 2009 was offset by strategic salary and headcount increases in 2010, as well as the impact of one-time unpaid employee furloughs and temporary pay reductions for certain senior employees that were implemented in 2009 in response to a downturn in the international art market. (See “Restructuring Plans and Related Charges” below.)
Other Compensation—The increase in other compensation was due to non-refundable cash payments made in connection with employment arrangements entered into in 2010, as well a $1.8 million (25%) increase in temporary employee and overtime costs.
Employee Benefits—In 2010, employee benefit costs decreased $0.5 million (3%) primarily due to lower gains from deemed participant investments related to the DCP, which reduced employee benefit costs by $1.9 million. The cost reduction related to the DCP was largely offset by a corresponding reduction in the value of the trust assets held by Sotheby’s to fund the DCP liability, the impact of which was reflected below operating income within other income (expense). Also contributing to the decrease in employee benefit costs was an increase of $1.4 million in the net pension credit related to the U.K. Pension Plan. This increase was attributable to differences in the market-based assumptions used to determine the net pension credit between the periods.
The factors discussed above impacting employee benefits were almost entirely offset by a higher level of contributions to Sotheby’s U.S. retirement plans, which was primarily due to increased profit-sharing and incentive compensation related accruals associated with the substantial improvement in Sotheby’s financial performance, when compared to 2009. The impact of these costs was partially offset by a decrease in the rate of contributions to the U.S. retirement plans as a result of a May 2009 amendment to the Sotheby’s, Inc. Retirement Savings Plan, which reduced matching contributions by 50%.
Share-Based Payments—In 2010, share-based payments decreased $0.5 million (2%), principally due to lower expense related to prior years’ equity awards almost entirely offset by $2.5 million in expense related to stock options granted to certain senior executives in February 2010. Prior to this grant, no stock options had been awarded by Sotheby’s since 2005.
General and Administrative Expenses
In 2010, general and administrative expenses increased $9.2 million (8%) to $132.6 million, primarily due to the following factors:

•	A $6.8 million (42%) increase in travel and entertainment expenses in response to a higher level of consignment opportunities.

•	A $3.5 million increase in bad debt expense primarily attributable to an unusually high level of recoveries occurring in 2009.

•	Smaller individual increases in various other general and administrative expenses aggregating to $2.3 million.
The overall increase in general and administrative expenses was partially offset by a decrease in facility related costs ($1.5 million) as 2009 results included rent and moving expenses related to Sotheby’s former middle-market salesroom in London, which was vacated in June 2009. Also partially offsetting the overall increase in general and administrative expenses was a $1 million decrease in authenticity claims, goodwill gestures and other litigation-related matters and a $0.9 million decrease in professional fees primarily due to lower costs associated with Sotheby’s previously outsourced tax compliance function.
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

Restructuring Plans and Related Charges
In 2010, Sotheby’s recorded a benefit to net Restructuring Charges of approximately $0.1 million. In 2009, Sotheby’s recorded net Restructuring Charges of approximately $12.2 million. See below for brief descriptions of the 2008 Restructuring Plan and 2009 Restructuring Plan.
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
The 2008 Restructuring Plan included $2.1 million of facility related costs associated with exiting certain leased facilities in the Netherlands and the U. K. These facility related Restructuring Charges, which were recognized in 2009, represented the future rental costs (net of estimated sub-lease income) that Sotheby’s remained obligated to pay subsequent to the cease use date for each facility.
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
In total, the 2008 Restructuring Plan and the 2009 Restructuring Plan resulted in aggregate annual cost savings of approximately $25 million when compared to 2008. The aggregate annual cost savings was almost entirely due to the headcount reductions discussed above.
(See Note J of Notes to Consolidated Financial Statements.)
Net Interest Expense
In 2010, net interest expense increased $4.7 million (12%) primarily due to a $4.1 million decrease in interest income related to previously delinquent client accounts that were determined to be collectible. To a lesser extent, the increase in net interest expense was due to a higher level of discount amortization related to Sotheby’s 3.125% Convertible Notes and higher amortization of arrangement and amendment fees related to Sotheby’s revolving credit facility.
Extinguishment of Debt, Net
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
Other Income
The comparison of other income to 2009 was significantly impacted by a gain of approximately $4 million related to the sale of Sotheby’s Australia. The majority of this gain was the result of the realization of the cumulative translation adjustment related to this entity. There was no comparable event in 2010.
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

Income Tax Expense
Sotheby’s effective tax rate was approximately 29% in 2010, compared to approximately 144% in 2009. In 2009, the effective tax rate was unusually high due to the recording of a valuation allowance of $18.2 million against certain state, local, and foreign deferred tax assets and loss carryforwards for which there was no comparable item in 2010. The 2009 effective tax rate was also impacted by the relative impact of book to tax differences (i.e., non-deductible expenses) on significantly lower pre-tax results in various taxing jurisdictions as compared to 2010. In 2010, the effective tax rate was affected by the release of certain federal tax reserves of $5.9 million in conjunction with the expiration of the statute of limitations. The rate in 2010 was also significantly influenced by the level and mix of 2010 earnings and losses by taxing jurisdiction and foreign tax rate differentials as well as the mix of income earned at tax rates lower than the U.S. tax rate. (See Notes L and M of Notes to Consolidated Financial Statements for a more detailed discussion of Income Taxes and Uncertain Tax Positions. In addition, see Item 1A, “Risk Factors.”)
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

FINANCIAL CONDITION AS OF DECEMBER 31, 2011
This discussion should be read in conjunction with Sotheby’s Consolidated Statements of Cash Flows. In 2011, total cash and cash equivalents increased $407 million to $890.6 million primarily due to the factors discussed below.
Cash Provided by Operating Activities—The amount of cash provided or used by Sotheby's operating activities in a period is generally a reflection of the volume of Net Auction Sales, the timing of auction sale settlements (see Note E of Notes to Consolidated Financial Statements), the amount and timing of payments made to vendors, the amount and timing of compensation-related payments and the amount and timing of the collection and/or payment of tax-related amounts. Net cash provided by operating activities of $403 million in 2011 is principally attributable to the cash flows associated with Sotheby’s profitable results during the period and net cash inflows of $191.5 million associated with the timing of the settlement of auction sales, due in part to the collection of receivables related to certain high-value fourth quarter sales in 2011 for which payment to the consignor was made in 2012. These cash inflows are partially offset by net income tax payments of $56.6 million and the funding of 2010 incentive compensation-related payments in February 2011.
Cash Provided by Investing Activities—Net cash provided by investing activities of $50.1 million in 2011 is principally attributable to net cash inflows related to the collection of client loans totaling $76.3 million, as settlements of loan and auction guarantee advances to consignors exceeded new loans issued during the period. This net cash inflow is partially offset by capital expenditures of $17.1 million made during 2011, a portion of which were made to support certain strategic initiatives, including the further enhancement of the sothebys.com website and investments made to enhance Sotheby's private sale exhibition space.
Cash Used by Financing Activities—Net cash used by financing activities of $45.1 million in 2011 is principally due to the settlement of Convertible Note redemptions ($18.1 million, net of proceeds received from the exercise of the Convertible Note Hedges, as discussed in Note K of Notes to Consolidated Financial Statements), the funding of employee tax obligations upon the vesting of share-based payments during the period ($18.6 million) and dividend payments of $14.9 million. These financing cash outflows are partially offset by $7 million in excess tax benefits resulting from the vesting and exercise of share-based payments during the period. Due to the appreciation of Sotheby's stock price, such share-based payments vested at values higher than what was recorded as expense in Sotheby's statements of operations, resulting in a higher tax deduction for Sotheby's. (See Note O of Notes to Consolidated Financial Statements.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of December 31, 2011 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years		After 5 Years
York Property Mortgage (1)
Principal payments	$230,502	$2,976	$7,068	$220,458		$—
Interest payments	43,693	11,694	24,940	7,059
Sub-total	274,195	14,670	32,008	227,517		—
Unsecured debt (2)
Principal payments	261,839	—	181,868	79,971		—
Interest payments	30,251	11,881	15,253	3,117		—
Sub-total	292,090	11,881	197,121	83,088		—

Other commitments:
Operating lease obligations (3)	110,868	15,390	26,772	25,226		43,480
Employment arrangements (4)	20,585	9,385	8,602	2,066		532
Auction guarantees (5)	18,666	18,666	—	—		—
Uncertain tax positions (6)	—	—	—	—	—	—
Sub-total	150,119	43,441	35,374	27,292		44,012
Total	$716,404	$69,992	$264,503	$337,897		$44,012

(1)
Represents the outstanding principal and monthly interest payments due on the York Property Mortgage. The York Property Mortgage matures on July 1, 2035, has an optional pre-payment date of July 1, 2015, and bears an annual interest rate of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances.

(2)
Represents the aggregate outstanding principal and semi-annual interest payments due on Sotheby's $80 million 7.75% Senior Notes (the “Senior Notes”) and $182 million 3.125% Convertible Notes (the “Convertible Notes”). The Senior Notes are due on June 15, 2015. The Convertible Notes are due on June 15, 2013, but may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (i) during any fiscal quarter (and only during such fiscal quarter), if the closing price of Sotheby's Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter, (ii) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, or (iii) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture). It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash. (See Note K of Notes to Consolidated Financial Statements for additional information on the Convertible Notes and the Senior Notes.)

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

(5)
From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). As of December 31, 2011, Sotheby’s had outstanding auction guarantees totaling $18.7 million. Each of these auction guarantees had a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids from unrelated third parties. If each of these irrevocable bids was the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $18.7 million. The property related to these auction guarantees was sold at auction in February 2012 for a sale price (including buyer's premium) which exceeded the minimum guaranteed price. (See Note R of Notes to Consolidated Financial Statements for additional information and “Off Balance Sheet Arrangements” below for more detailed information related to auction guarantees.)

(6)
Excludes the $22.3 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term assets and liabilities on Sotheby's December 31, 2011 balance sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note M of Notes to Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF BALANCE SHEET ARRANGEMENTS
Auction Guarantees
From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum sale price in connection with the sale of property at auction. In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as Inventory on Sotheby's balance sheet at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory on Sotheby's balance sheet.
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
As of December 31, 2011, Sotheby’s had outstanding auction guarantees totaling $18.7 million. Each of these auction guarantees had a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids from unrelated third parties. If each of these irrevocable bids was the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $18.7 million. The property related to these auction guarantees was sold at auction in February 2012 for a sale price (including buyer's premium) which exceeded the minimum guaranteed price.
As of December 31, 2011, $7.5 million of the aggregate guaranteed amount had been advanced to the consignors and is recorded within Notes Receivable on Sotheby's balance sheet (see Note E of Notes to Consolidated Financial Statments). As of December 31, 2011 and 2010, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $0.9 million and $0.1 million, respectively, and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of February 24, 2012, Sotheby’s had outstanding auction guarantees totaling $11.5 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unrelated third parties. If each of these irrevocable bids is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer’s premium, would be no less than $11.5 million. The property related to these auction guarantees will be offered at auction in the second and third quarters of 2012. As of February 24, 2012, $3.5 million of the aggregate guaranteed amount had been advanced to a consignor.

DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note S of Notes to Consolidated Financial Statements.

CONTINGENCIES
For information related to Contingencies, see Notes G, M, Q and R of Notes to Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS
For information related to Uncertain Tax Positions, see Note M of Notes to Consolidated Financial Statements.

NET LIQUIDITY
Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date. (See Note B of Notes to Consolidated Financial Statements.) This measure, among others, is used by management to assess the amount of available short-term liquidity, excluding available borrowings under Sotheby's revolving credit facility, in consideration of the fact that Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. As of December 31, 2011 and 2010, Net Liquidity was as follows (in thousands of dollars):

December 31	2011	2010
Cash and cash equivalents	$890,633	$483,663
Add: Restricted cash	28,143	18,812
Add: Accounts receivable	553,502	681,800
Subtract: Due to consignors	(774,535)	(675,586)
Subtract: Accounts payable and other accrued liabilities	(189,262)	(201,516)
Net Liquidity	$508,481	$307,173
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents—As of December 31, 2011, Sotheby’s had cash and cash equivalents of approximately$890.6 million, of which $337.6 million was held in the U.S. and $553 million was held by foreign subsidiaries. The focus of Sotheby’s current investment policy is to preserve principal and ensure liquidity. Accordingly, current cash balances are invested in the highest rated overnight deposits.
Revolving Credit Facility —On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The Credit Agreement was amended by Sotheby's, GE Capital and the lenders named therein (collectively, the “Lenders”) on November 23, 2010. This amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby's.
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
The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”) and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, subject to Lenders' approval, an increase to the facility by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is calculated primarily based upon the level of Sotheby's loan portfolio and art inventory balances. In addition, up to $10 million of the borrowing capacity under the Revolving Credit Facility may be used to issue letters of credit. As of December 31, 2011, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $115.2 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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
Borrowings under the Revolving Credit Facility may be designated by the Borrowers as either Dollar Index Rate Loans (for U.S. Borrowers only) or LIBOR Rate Loans. Dollar Index Rate Loans bear interest at an annual rate equal to (a) the highest of (i) the “Prime Rate” as quoted in The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, or (iii) the LIBOR Rate plus 1.0%, plus (b) the Applicable Margin, which is generally between 1.50% and 2.00% dependent upon the level of outstanding borrowings. The LIBOR Rate for Dollars or Sterling, as the case may be, for an interest period is equal to (x) the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page, plus (y) the Applicable Margin, which is generally between 2.50% and 3.00% dependent upon the level of outstanding borrowings.
The Credit Agreement, as amended, contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the Credit Agreement, as amended. The Credit Agreement, as amended, also restricts quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon the achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement, as amended.
The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2011.
The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby's meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby's 3.125% Convertible Notes are fully converted or fully discharged, which will be no later June 15, 2013. Management expects to meet these liquidity requirements throughout this period.
Liquidity and Capital Requirements—Sotheby’s generally relies on operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, to meet its liquidity and capital requirements. The timing and extent of any borrowings under the Revolving Credit Facility is dependent upon a number of factors including, but not limited to, the cyclical nature of the global art market, the seasonality of Sotheby’s business, the timing of auction sale settlements, the funding of notes receivable and consignor advances and the geographic mix of cash and cash equivalent balances.
As of December 31, 2011, Sotheby’s had cash and cash equivalents of approximately $890.6 million, of which $337.6 million was held in the U.S. and $553 million was held by foreign subsidiaries. Of the $553 million in foreign cash balances, approximately $472 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $472 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or debt repayments. (See statement on Forward Looking Statements.)
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of mortgage repayments, the funding of capital expenditures and the payment of dividends, as well as the funding of the other short-term commitments due on or before December 31, 2012 as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $21 million to $26 million for the year ended December 31, 2012, including a planned investment of approximately $8 million for the expansion of Sotheby's premises in Hong Kong. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of dividends, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above.
Management believes that operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, will be adequate to meet Sotheby’s anticipated short-term and long-term commitments (including the repayments of the Convertible Notes) operating needs and capital requirements through the September 1, 2014 expiration of the Credit Agreement, as amended.
On November 7, 2011, Sotheby’s Board of Directors approved a 60% increase to the quarterly dividend rate (from $0.05 per share to $0.08 per share) and declared a quarterly dividend of $0.08 per share (approximately $5.4 million) that was paid to shareholders of record as of December 1, 2011 on December 15, 2011. On February 28, 2012, Sotheby’s Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.4 million), to be paid on March 15, 2012 to shareholders of record as of March 9, 2012.
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
Sotheby's has accumulated significant cash balances and has strong liquidity. In the near term, management will actively evaluate its options to optimize the use of Sotheby's excess cash, and will consider future debt maturities, the cost of repatriating foreign cash, and operational and capital needs (in particular, future expenditures related to emerging markets such as China). As part of this evaluation, management is also considering traditional corporate finance alternatives, including additional repurchases of the 7.75% Senior Notes, as well as additional actions with respect to Sotheby's dividend and/or a repurchase of shares of Sotheby's Common Stock, subject to prevailing financial markets, and economic and business conditions.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which is codified in ASC 605, Revenue Recognition. This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update was effective starting in the first quarter of 2011 and did not impact Sotheby's financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which is codified in ASC 220, Comprehensive Income. This update eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in shareholder's equity and requires entities to report the components of comprehensive income (i.e., net income and other comprehensive income) in either: (1) a single, continuous statement of comprehensive income or (2) two separate, but consecutive, statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income and does not require incremental disclosures in addition to those already required by ASC 220. This update will be effective for Sotheby's quarterly and annual financial statements beginning in the first quarter of 2012. In the first quarter of 2012, Sotheby's will present the components of comprehensive income in two separate, but consecutive, statements.
In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which is codified in ASC 350, Intangibles - Goodwill and Other. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update will be effective for Sotheby's quarterly and annual financial statements beginning in the first quarter of 2012. Early adoption is permitted. Sotheby's did not early adopt this standard in 2011 and is currently evaluating whether to perform the qualitative assessment allowed under ASU 2011-08 beginning in 2012.

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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the U.S. This legislation will significantly change the current banking and financial institution regulatory structure and affect the lending, deposit, investment, trading and operating activities of such financial institutions. Management continues to review the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and to assess its impact on Sotheby’s operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and Sotheby’s in particular, is uncertain at this time. (See statement on Forward Looking Statements.)

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of December 31, 2011, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to its deferred compensation liability, (v) the York Property Mortgage, (vi) the Senior Notes, (vii) the Convertible Notes, (viii) the deferred compensation liability and (ix) outstanding forward exchange contracts.
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value related to its financial instruments. As of December 31, 2011, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $49 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of December 31, 2011, the notional value of outstanding forward exchange contracts was $22.9 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings. (See Note S of Notes to Consolidated Financial Statements.)

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sotheby's
New York, New York

We have audited the accompanying consolidated balance sheets of Sotheby's and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby's and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2012

SOTHEBY’S
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per share data)

Year Ended December 31	2011	2010	2009
Revenues:
Auction and related revenues	$791,738	$731,021	$448,768
Finance revenues	12,038	9,685	9,073
Dealer revenues	21,790	29,092	22,339
License fee revenues	5,228	3,682	3,270
Other revenues	1,042	829	1,508
Total revenues	831,836	774,309	484,958
Expenses:
Direct costs of services	69,507	60,940	43,429
Dealer cost of sales	23,738	24,889	24,516
Marketing expenses	15,059	12,207	10,541
Salaries and related costs	268,530	253,271	196,269
General and administrative expenses	161,097	132,566	123,350
Depreciation and amortization expense	17,604	16,492	21,560
Restructuring charges, net	4,830	(54)	12,159
Total expenses	560,365	500,311	431,824
Operating income	271,471	273,998	53,134
Interest income	4,002	1,739	5,357
Interest expense	(41,498)	(46,819)	(45,708)
Extinguishment of debt, net	(1,529)	(6,291)	1,039
Write-off of credit facility amendment fees	—	—	(3,750)
Other (expense) income	(1,057)	2,952	5,323
Income before taxes	231,389	225,579	15,395
Equity in earnings of investees, net of taxes	59	644	239
Income tax expense	60,032	65,273	22,162
Net income (loss)	$171,416	$160,950	$(6,528)
Basic earnings (loss) per share - Sotheby’s common shareholders	$2.52	$2.37	$(0.10)
Diluted earnings (loss) per share - Sotheby’s common shareholders	$2.46	$2.34	$(0.10)
Cash dividends paid per common share	$0.23	$0.20	$0.30
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED BALANCE SHEETS (Thousands of dollars)

December 31	2011	2010
A S S E T S
Current Assets:
Cash and cash equivalents	$890,633	$483,663
Restricted cash	28,143	18,812
Accounts receivable, net of allowance for doubtful accounts of $7,163 and $4,716	553,502	681,800
Notes receivable, net of allowance for credit losses of $875 and $971	63,501	101,850
Inventory	113,606	126,534
Deferred income taxes	16,987	15,057
Income tax receivable	3,956	5,108
Prepaid expenses and other current assets	22,968	17,580
Total Current Assets	1,693,296	1,450,404
Notes receivable	169,182	175,423
Fixed assets, net	370,721	372,692
Goodwill and other intangible assets, net	14,566	15,012
Equity method investments	14,942	15,154
Deferred income taxes	43,749	39,703
Trust assets related to deferred compensation liability	42,010	39,024
Pension asset	27,194	55,180
Income tax receivable	9,665	—
Other long-term assets	14,089	16,036
Total Assets	$2,399,414	$2,178,628
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$774,535	$675,586
Accounts payable and accrued liabilities	64,121	66,846
Accrued salaries and related costs	82,630	85,471
Accrued income taxes	33,576	40,109
Deferred income taxes	515	282
Other current liabilities	8,935	9,090
Total Current Liabilities	964,312	877,384
Long-term debt, net	464,552	472,862
Deferred income taxes	970	8,913
Accrued income taxes	19,159	4,932
Deferred compensation liability	40,092	36,176
Other long-term liabilities	6,662	6,853
Total Liabilities	1,495,747	1,407,120
Commitments and contingencies (see Note Q)
Shareholders’ Equity:
Common Stock, $0.01 par value	675	673
Authorized shares at December 31, 2011—200,000,000
Issued and outstanding shares - 67,407,473 and 67,320,667
Additional paid-in capital	355,628	345,066
Retained earnings	601,282	444,717
Accumulated other comprehensive loss	(53,918)	(18,948)
Total Shareholders’ Equity	903,667	771,508
Total Liabilities and Shareholders’ Equity	$2,399,414	$2,178,628
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars)

Year Ended December 31	2011	2010	2009
Operating Activities:
Net income (loss)	$171,416	$160,950	$(6,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	17,604	16,492	21,560
Gain on sale of business	—	—	(4,146)
Loss (gain) on extinguishment of debt	1,529	6,291	(1,039)
Deferred income tax (benefit) expense	(5,176)	6,269	13,707
Share-based payments	18,918	20,250	20,586
Net pension benefit	(5,508)	(3,700)	(2,288)
Asset provisions	14,736	9,151	6,480
Amortization of debt discount	11,359	11,109	10,255
Excess tax benefits from share-based payments	(6,982)	(2,555)	—
Other	1,086	154	564
Changes in assets and liabilities:
Accounts receivable	92,430	(316,110)	178,670
Due to consignors	99,032	334,032	(74,472)
Inventory	(883)	3,966	35,857
Prepaid expenses and other current assets	(7,108)	(2,447)	2,979
Other long-term assets	(1,378)	(4,411)	(4,861)
Income tax receivable and deferred income tax assets	(2,725)	4,270	20,223
Accrued income taxes and deferred income tax liabilities	8,872	28,933	(16,722)
Accounts payable and accrued liabilities and other liabilities	(4,239)	69,094	(42,304)
Net cash provided by operating activities	402,983	341,738	158,521
Investing Activities:
Funding of notes receivable	(208,921)	(306,905)	(152,179)
Collections of notes receivable	285,223	198,307	179,289
Capital expenditures	(17,111)	(17,999)	(100,879)
Proceeds from the sale of land and buildings	—	—	2,450
Distributions from equity investees	320	3,140	1,664
(Increase) decrease in restricted cash	(9,436)	3,777	1,404
Proceeds from sale of business	—	—	2,462
Net cash provided (used) by investing activities	50,075	(119,680)	(65,789)
Financing Activities:
Repayments of Convertible Notes	(22,465)	—	—
Proceeds from the settlement of Convertible Note Hedges	4,350	—	—
Repayments of senior unsecured debt	—	(53,153)	(1,647)
Dividends paid	(14,851)	(13,620)	(20,434)
Repayments of York Property Mortgage	(3,077)	(1,423)	—
Decrease in York Property capital lease obligation	—	—	(49)
Proceeds from exercise of employee stock options	2,566	14,031	1,269
Excess tax benefits from share-based payments	6,982	2,555	—
Funding of employee tax obligations upon the vesting of share-based payments	(18,575)	(6,601)	(3,385)
Net cash used by financing activities	(45,070)	(58,211)	(24,246)
Effect of exchange rate changes on cash and cash equivalents	(1,018)	(1,763)	(375)
Increase in cash and cash equivalents	406,970	162,084	68,111
Cash and cash equivalents at beginning of period	483,663	321,579	253,468
Cash and cash equivalents at end of period	$890,633	$483,663	$321,579

Supplemental information on non-cash investing and financing activities:
On February 6, 2009, Sotheby’s purchased the York Property, which was financed in part, through the assumption of an existing $235 million mortgage (see Note K).
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 (Thousands of dollars, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2009	$672	$298,984	$323,665	$(51,228)	$572,093
Comprehensive income (loss)
Net loss			(6,528)		(6,528)
Other comprehensive income, net of tax:
Foreign currency translation adjustments				20,159	20,159
Realized gain from cumulative translation adjustment on disposal of foreign business				(3,414)	(3,414)
Net unrealized losses related to defined benefit pension plans				(3,873)	(3,873)
Amortization of previously unrecognized prior service costs and net losses related to defined benefit pension plans				9	9
Total comprehensive income					6,353
Stock options exercised	3	5,335			5,338
Common stock shares withheld to satisfy employee tax obligations	(3)	(3,382)			(3,385)
Restricted stock units issued as per contractual employment arrangements		848			848
Amortization of share-based payments		19,330	876		20,206
Net tax shortfall associated with the vesting of restricted stock shares and stock option exercises		(4,472)			(4,472)
Shares issued to directors		438			438
Cash dividends declared, $0.30 per common share			(20,434)		(20,434)
Balance at December 31, 2009	672	317,081	297,579	(38,347)	576,985
Comprehensive income (loss)
Net income			160,950		160,950
Other comprehensive income, net of tax:
Foreign currency translation adjustments				(4,342)	(4,342)
Net unrealized gains related to defined benefit pension plans				23,732	23,732
Amortization of previously unrecognized prior service costs and net losses related to defined benefit pension plans				9	9
Total comprehensive income					180,349
Stock options exercised	6	9,956			9,962
Common stock shares withheld to satisfy employee tax obligations	(3)	(6,598)			(6,601)
Net restricted stock forfeited and restricted stock units vested	(2)	2			—
Restricted stock units issued as per contractual employment arrangements		1,035			1,035
Amortization of share-based payments		20,381	(192)		20,189
Net tax benefit associated with stock option exercises and the vesting of restricted stock shares and units		2,555			2,555
Shares issued to directors		654			654
Cash dividends declared, $0.20 per common share			(13,620)		(13,620)
Balance at December 31, 2010	673	345,066	444,717	(18,948)	771,508
Comprehensive income (loss):
Net income			171,416		171,416
Other comprehensive loss, net of tax:
Foreign currency translation adjustments				(7,006)	(7,006)
Net unrealized losses related to defined benefit pension plans				(27,964)	(27,964)
Total comprehensive income					136,446
Stock options exercised	1	2,565			2,566
Common stock shares withheld to satisfy employee tax obligations	(2)	(18,573)			(18,575)
Net restricted stock forfeited and restricted stock units vested	3	(3)			—
Restricted stock units issued as per contractual employment arrangements		149			149
Amortization of share-based payments		18,918			18,918
Net tax benefit associated with the vesting of restricted stock shares and units and stock option exercises		6,982			6,982
Net impact of Convertible Notes conversions and Convertible Note Hedge exercises		(374)			(374)
Shares issued to directors		898			898
Cash dividends declared, $0.23 per common share			(14,851)		(14,851)
Balance at December 31, 2011	$675	$355,628	$601,282	$(53,918)	$903,667
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

Note B—Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby’s and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which Sotheby’s has significant influence over the investee, but is not the primary beneficiary and does not have a controlling financial interest are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings or losses is recorded, net of taxes, within Equity in Earnings of Investees in Sotheby's statements of operations. Additionally, Sotheby’s interest in the net assets of its equity method investees is reflected within Equity Method Investments on Sotheby's balance sheets. (See Note G for more detailed information related to Sotheby’s equity method investments.)
Foreign Currency Translation—Assets and liabilities of Sotheby’s foreign subsidiaries are translated at year-end exchange rates. Revenues, expenses, gains and losses are translated using weighted average monthly exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded on Sotheby's balance sheet within Accumulated Other Comprehensive Income (Loss) until the subsidiary is sold or liquidated.
Restricted Cash—Restricted Cash consists of amounts or deposits whose use is restricted by law, contract or management statement of intention. As of December 31, 2011 and 2010, Restricted Cash included $23.2 million and $11.5 million, respectively, of net auction proceeds owed to consignors in certain non-U.S. jurisdictions. As of December 31, 2010, Restricted Cash also included $6.6 million awarded to Sotheby's in a legal action (see Note Q).
Valuation of Art—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective, and the realizable value of art often fluctuates over time. Accordingly, certain amounts reported in the Consolidated Financial Statements and accompanying notes are dependent upon management’s estimates of the realizable value of art held in inventory and art pledged as collateral for client loans. In estimating the realizable value of art, management relies on the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing art: (i) whether the artwork is expected to be offered at auction or sold privately, in the ordinary course of business; (ii) the supply and demand for works of art, taking into account economic conditions and changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved in the art market for comparable works of art within a particular collecting category and/or by a particular artist. Due to the inherent subjectivity involved in estimating the realizable value of art, management’s judgments about the estimated realizable value of art held in inventory and the estimated realizable value of art pledged as collateral for client loans may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon the sale of the art. (See below for a more detailed discussion of Sotheby’s accounting policies with respect to Notes Receivable and Inventory.)
Accounts Receivable and Allowance for Doubtful Accounts—In its role as auctioneer, Sotheby’s represents sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. The amounts billed to buyers are recorded as Accounts Receivable in Sotheby's balance sheets.
Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. However, on a limited basis and subject to approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. The Allowance for Doubtful Accounts principally includes management’s estimate of losses related to situations when Sotheby's has paid the net sale proceeds to the consignor and it is probable that payment will not be collected from the buyer. The Allowance for Doubtful Accounts also includes an estimate of probable losses inherent in the remainder of the accounts receivable balance. The amount of the required allowance is based on the facts available to management, including the value of any property held as collateral, and is reevaluated and adjusted as additional information is received. Based on available information, management believes that the Allowance for Doubtful Accounts as of December 31, 2011 is adequate to cover uncollectible balances. However, actual losses related to uncollected debts may ultimately exceed the recorded allowance. (See Note E for more detailed information related to Accounts Receivable.)
Notes Receivable and Allowance for Credit Losses—Through its Finance segment, Sotheby’s provides certain collectors and art dealers with financing secured by works of art that it either has in its possession or permits borrowers to possess. The determination of whether a specific secured loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. A secured loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower is not expected to be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. An allowance is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan losses. (See Note E for more detailed information related to Notes Receivable.)
Inventory—Inventory consists of works of art owned by the Dealer and Auction segments. Dealer inventory is art owned by Noortman Master Paintings, as well as other artworks purchased for the purpose of investment and resale. Auction segment inventory consists principally of artworks obtained as a result of the failure of guaranteed property to sell at auction.
Inventory is valued on a specific identification basis at the lower of cost or management’s estimate of realizable value. If there is evidence that the estimated realizable value of a specific artwork held in inventory is less than its carrying value, a writedown is recorded to reflect management's revised estimate of realizable value. Writedowns to the carrying value of Dealer segment Inventory are recorded within Dealer Cost of Sales. Writedowns to the carrying value of Auction segment Inventory are recorded within Auction and Related Revenues (see “Principal Activities” below).
Although all of the items held in Inventory are available for immediate sale, the timing of the eventual sale is difficult to predict due to the high value and unique nature of each item, as well as the cyclical nature of the global art market. Management expects that the items held in Inventory will be sold in the ordinary course of Sotheby's business during the normal operating cycle for works of art. (See Note F for more detailed information related to Inventory.)
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
Valuation of Deferred Tax Assets—A valuation allowance is recorded to reduce Sotheby’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, previous losses in certain jurisdictions, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management determines that sufficient negative evidence exists (for example, if Sotheby's experiences cumulative three-year losses in a certain jurisdiction), then management will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, management's projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of its deferred tax assets. As a result, an additional valuation allowance may be required.
Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which it recorded the valuation allowance (for example, Sotheby's is no longer in a three-year cumulative loss position in the jurisdiction and management expects to have future taxable income in that jurisdiction based upon its forecasts and the expected timing of deferred tax asset reversals), management may reverse a portion or all of the valuation allowance in that jurisdiction. (See Note L for more detailed information related to Income Taxes.)
Auction Guarantees—The liability related to auction guarantees represents the estimated fair value of Sotheby’s obligation to perform under its auction guarantees and is recorded within Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets. The fair value of the auction guarantee liability is estimated based on an analysis of historical loss experience related to auction guarantees and does not include the impact of risk-sharing arrangements that may have mitigated all or a portion of any historical losses. (See Note R for more detailed information related to Auction Guarantees.)
Financial Instruments—Sotheby’s financial instruments include Cash and Cash Equivalents, Restricted Cash, Notes Receivable, the Deferred Compensation Liability, the Trust Assets related to the Deferred Compensation Liability, Long-Term Debt and forward exchange contracts. The carrying amounts of Cash and Cash Equivalents, Restricted Cash and Notes Receivable do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments. (See Notes K, P and S for information on the fair value of financial instruments.)
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
On the fall of the auctioneer’s hammer, the highest bidder becomes legally obligated to pay the full purchase price, which includes the hammer price of the property purchased plus the buyer’s premium, and the seller is legally obligated to relinquish the property in exchange for the hammer price less any seller’s commissions. Auction commission revenue is recognized at the time of the auction sale (i.e., when the auctioneer’s hammer falls), which is the point in time when Sotheby’s has substantially accomplished what it must do to be entitled to the benefits represented by the auction commission revenue. Subsequent to the date of the auction sale, Sotheby’s remaining obligations for its auction services relate only to the collection of the purchase price from the buyer and the remittance of the net sale proceeds to the seller. These remaining service obligations are not an essential part of the auction services provided by Sotheby’s.
As discussed above, under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Management continually evaluates the collectability of amounts due from buyers and only recognizes auction commission revenue when the collection of the amount due from the buyer is reasonably assured. If management determines that it is probable that the buyer will default, a cancelled sale is recorded in the period in which that determination is made and the amount of any auction commission revenues previously recognized are reversed in Sotheby's statements of operations. Historically, the level of cancelled sales has not been material.
Auction commission revenue is recorded net of commissions owed to third parties. Commissions owed to third parties are principally the result of situations when auction commissions are shared with consignors or with Sotheby’s partners in auction guarantees (see Note R). Additionally, in certain situations, commissions are shared with third parties who introduce Sotheby’s to consignors who sell property at auction or otherwise facilitate a sale of property through Sotheby's.
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
In transactions with a Buyer Agreement, Sotheby’s services are performed on the date that the Buyer Agreement is executed. At this point, any remaining service obligations are considered to be inconsequential and perfunctory. Such remaining service obligations normally relate only to the collection of the purchase price from the buyer and the remittance of the net sale proceeds to the seller. These remaining service obligations are not an essential part of the services that Sotheby’s provides in a private sale transaction. In the absence of an executed Buyer Agreement, revenue recognition is deferred until Sotheby’s has performed its substantive service obligations in the transaction and the buyer has paid the full purchase price evidencing the terms of the arrangement.
(3) Principal Activities—Principal activities consist mainly of gains and losses related to auction guarantees including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction and (iii) subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction.
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
Revenue Recognition (Finance Revenues)—Finance Revenues consist principally of interest income earned on Notes Receivable. Such interest income is recognized when earned, based on the amount of the outstanding loan, the applicable interest rate on the loan and the length of time the loan is outstanding during the period. A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan.
Revenue Recognition (Dealer Revenues)—Dealer revenues consist principally of proceeds from the sale of Dealer segment inventory and are recognized in the period in which the sale is completed, title to the property passes to the purchaser and Sotheby’s has fulfilled any other obligations that may be relevant to the transaction. The carrying value of Dealer Inventory sold during a period is recorded within Dealer Cost of Sales.
Sales, Use and Value-Added Taxes—Sales, use and value-added taxes assessed by governmental authorities that are both imposed on and concurrent with revenue-producing transactions between Sotheby’s and its clients are reported on a net basis within revenues.

Direct Costs of Services—Direct costs of services, which consist largely of sale-specific marketing costs such as auction catalogue production and distribution expenses and sale advertising and promotion expenses, are expensed in the period of the corresponding auction sale. Also included in direct costs of services are sale-related shipping expenses, which are expensed when incurred.
Share-Based Payments—Sotheby’s grants share-based payment awards as compensation to certain employees. Certain of these awards vest only if Sotheby’s achieves established profitability targets. The amount and timing of compensation expense recognized for such performance-based awards is dependent upon management's assessment of the likelihood and timing of achieving these profitability targets. In addition, in 2010, Sotheby’s granted 0.5 million stock options to certain senior executives. The compensation expense recognized for these stock options is dependent upon management’s estimate of the grant-date fair value of the underlying awards. Inherent in management’s estimate of fair value are assumptions, including the expected life of the award, the expected volatility of Sotheby’s stock price, Sotheby’s dividend yield and employee forfeitures. In developing these assumptions, management considers current market conditions, historical data and other relevant data.
Compensation expense related to share-based payments is amortized according to a graded vesting schedule over the requisite employee service period. Compensation expense is also recognized for dividends and dividend equivalents related to unvested performance-based equity awards, as recipients of such awards are only entitled to receive such dividends and dividend equivalents if the award vests. (See Note O for more detailed information related to share-based payments.)
Comprehensive Income (Loss)—Comprehensive Income (Loss) reflects the net income (loss) for the period, as well as Other Comprehensive Income (Loss), and is reported in the Consolidated Statements of Changes in Shareholders’ Equity. Other Comprehensive Income (Loss) principally includes unrealized gains and losses related to Sotheby’s defined benefit pension plans, as well as the change in the foreign currency translation adjustment account during the period. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Income (Loss) on Sotheby's balance sheets. Unrealized gains or losses recognized in Accumulated Other Comprehensive Income (Loss) related to Sotheby’s defined benefit plans are adjusted as they are subsequently recognized as components of net pension cost. (See Note U for information on a new accounting standard that will change the presentation of Comprehensive Income (Loss) beginning in 2012.)
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

Note C—Earnings (Loss) Per Share
Basic earnings (loss) per share—Basic earnings (loss) per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's participating securities include any unvested share-based payments to employees that have non-forfeitable rights to dividends, such as restricted stock and restricted stock units.
Diluted earnings (loss) per share—Diluted earnings (loss) per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings (loss) per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby's potential common shares include the following:

•
Unvested performance share units and incremental common shares issuable upon the exercise of stock options. Unvested performance share units are included in the computation of diluted earnings per share using the treasury stock method to the extent that the profitability targets inherent in such awards are met as of the balance sheet date. Incremental common shares issuable upon the exercise of stock options are included in the computation of diluted earnings per share using the treasury stock method in quarterly periods when the average price of Sotheby's Common Stock exceeds the exercise price of the stock options.

•	Deferred stock units issued pursuant to the Sotheby's Stock Compensation Plan for Non-Employee Directors.

•
In reporting periods during which the average price of Sotheby's Common Stock exceeds the $34 per share conversion price of its 3.125% Convertible Notes (the “Convertible Notes”), the net shares that would be delivered to settle the conversion premium assuming all of the Convertible Notes are redeemed.

•
In reporting periods during which the average price of Sotheby's Common Stock exceeds the $44.905 per share exercise price of the warrants that were sold in conjunction with the issuance of the Convertible Notes (the “Warrants”), the net shares that would be delivered to settle the Warrants as calculated under the treasury stock method.

During each of the first three quarters of 2011 and the fourth quarter of 2010, the average price of Sotheby's Common Stock exceeded the $34 per share conversion price of the Convertible Notes. As a result, for the years ended December 31, 2011 and 2010, 0.9 million and 0.3 million shares of Sotheby’s Common Stock, respectively, were included in the calculation of weighted average diluted shares outstanding. In the fourth quarter of 2011 and during each of the quarterly reporting periods prior to the fourth quarter of 2010, the average price of Sotheby’s Common Stock did not exceed the $34 per share conversion price of the Convertible Notes. Accordingly, the Convertible Notes did not have an impact on the calculation of weighted average diluted shares outstanding during those periods. (See Note K for additional information related to the Convertible Notes.)

During the first quarter of 2011, the average price of Sotheby’s Common Stock exceeded the $44.905 per share exercise price of the Warrants. As a result, for the year ended December 31, 2011, 15,000 shares of Sotheby’s Common Stock were included in the calculation of weighted average diluted shares outstanding related to the Warrants. Prior to the first quarter of 2011 and during each of the subsequent quarterly reporting periods, the average price of Sotheby’s Common Stock did not exceed the $44.905 exercise price of the Warrants. Accordingly, the Warrants did not have an impact on the calculation of weighted average diluted shares outstanding during those periods. (See Note K for additional information related to the Warrants.)

In 2011, 0.5 million potential common shares related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not met as of the balance sheet date. In 2010, no potential common shares were excluded from the computation of diluted earnings per share. In 2009, 3.4 million shares of potentially dilutive common shares were excluded from the computation of diluted earnings per share because Sotheby's reported a net loss and their inclusion would have been anti-dilutive.

The table below summarizes the computation of basic and diluted earnings (loss) per share for 2011, 2010 and 2009 (in thousands of dollars, except per share amounts):

	2011	2010	2009
Basic:
Numerator:
Net income (loss) attributable to Sotheby’s	$171,416	$160,950	$(6,528)
Less: Net income attributable to participating securities	1,988	3,779	N/A
Net income (loss) attributable to Sotheby’s common shareholders	$169,428	$157,171	$(6,528)
Denominator:
Weighted average common shares outstanding	67,282	66,318	65,208
Basic earnings (loss) per share - Sotheby’s common shareholders	$2.52	$2.37	$(0.10)
Diluted:
Numerator:
Net income (loss) attributable to Sotheby’s	$171,416	$160,950	$(6,528)
Less: Net income attributable to participating securities	1,949	3,729	N/A
Net income (loss) attributable to Sotheby’s common shareholders	$169,467	$157,221	$(6,528)
Denominator:
Weighted average common shares outstanding	67,282	66,318	65,208
Weighted average effect of Sotheby's dilutive potential common shares:
Convertible Notes	858	285	N/A
Performance share units	436	363	N/A
Non-employee director share deferrals	157	137	N/A
Stock options	102	219	N/A
Warrants	15	—	N/A
Weighted average dilutive potential common shares outstanding	1,568	1,004	N/A
Denominator for calculation of diluted earnings (loss) per share	68,850	67,322	65,208
Diluted earnings (loss) per share - Sotheby’s common shareholders	$2.46	$2.34	$(0.10)

Note D—Segment Reporting
Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. Each segment is a business unit that offers different services and requires different resources and strategies. Sotheby’s chief operating decision making group, which consists of its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and certain other senior executives, regularly evaluates financial information about each segment in deciding how to allocate resources and assess performance. The performance of each segment is measured based on its pre-tax income (loss), excluding the unallocated items highlighted below in the reconciliation of segment income before taxes to income before taxes.
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
The Finance segment provides certain collectors and art dealers with financing, generally secured by works of art it either has in its possession or permits borrowers to possess. (See Note E.) The activities of the Dealer segment principally include the activities of Noortman Master Paintings (or "NMP"), an art dealer that sells works of art from inventory directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art (see Note F.). To a lesser extent, Dealer segment activities also include the investment in and resale of artworks directly by Sotheby's and the activities of certain equity investees, including Acquavella Modern Art (see Note G).
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
The following table presents Sotheby’s segment information for each of the years ended December 31, 2011, 2010 and 2009 (in thousands of dollars):

Year ended December 31, 2011	Auction	Finance	Dealer	All Other	Reconciling items	Total
Revenues	$791,738	$16,265	$21,790	$6,270	$(4,227)	$831,836
Interest income	$4,622	$—	$—	$—	$(620)	$4,002
Interest expense	$41,492	$—	$6	$—	$—	$41,498
Depreciation and amortization	$17,228	$113	$231	$32	$—	$17,604
Segment income (loss) before taxes	$225,600	$12,110	$(9,289)	$4,604	$(1,636)	$231,389
Year ended December 31, 2010
Revenues	$731,021	$17,200	$29,092	$4,511	$(7,515)	$774,309
Interest income	$2,217	$—	$—	$—	$(478)	$1,739
Interest expense	$46,814	$—	$5	$—	$—	$46,819
Depreciation and amortization	$15,605	$101	$757	$29	$—	$16,492
Segment income (loss) before taxes	$217,227	$14,776	$(1,697)	$2,737	$(7,464)	$225,579
Year ended December 31, 2009
Revenues	$448,768	$12,671	$22,339	$4,778	$(3,598)	$484,958
Interest income	$5,952	$—	$—	$1	$(596)	$5,357
Interest expense	$45,616	$—	$92	$—	$—	$45,708
Depreciation and amortization	$18,594	$140	$2,810	$16	$—	$21,560
Segment income (loss) before taxes	$15,427	$7,244	$(10,359)	$2,413	$670	$15,395
For the years ended December 31, 2011, 2010 and 2009, Finance segment income before taxes includes $1 million, $3.4 million and ($2) million, respectively, in non-operating gains (losses) related to the remeasurement of foreign currency denominated client loans and intercompany balances.
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
The reconciling items related to segment income (loss) before taxes are shown in the table below, which presents total segment income (loss) before taxes, as well as a reconciliation of segment income (loss) before taxes for each of the years ended December 31, 2011, 2010 and 2009 (in thousands of dollars):

	2011	2010	2009
Auction	$225,600	$217,227	$15,427
Finance	12,110	14,776	7,244
Dealer	(9,289)	(1,697)	(10,359)
All Other	4,604	2,737	2,413
Segment income before taxes	233,025	233,043	14,725
Unallocated amounts and reconciling items:
Extinguishment of debt (see Note K)	(1,529)	(6,291)	1,039
Equity in earnings of investees	(107)	(1,173)	(369)
Income before taxes	$231,389	$225,579	$15,395
Equity in earnings of investees in the table above represents Sotheby’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above as part of Dealer segment loss, but are presented net of taxes in the Consolidated Statements of Operations below Income Before Taxes.

The table below presents geographic information about Sotheby’s revenues for each of the years ended December 31, 2011, 2010 and 2009 (in thousands of dollars):

	2011	2010	2009
United States	$319,364	$318,135	$203,092
United Kingdom	243,032	233,785	145,301
China	156,361	111,651	50,061
France	49,688	44,764	29,217
Other Countries	67,618	73,489	60,885
Reconciling item:
Intercompany revenue earned by Finance from Auction	(4,227)	(7,515)	(3,598)
Total	$831,836	$774,309	$484,958
No other individual country exceeds 5% of total revenues for any of the periods presented.
The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2011 and 2010 (in thousands of dollars):

December 31	2011	2010
Auction	$2,005,177	$1,784,045
Finance	225,244	244,463
Dealer	93,588	88,845
All Other	1,048	1,407
Total segment assets	2,325,057	2,118,760
Unallocated amounts:
Deferred tax assets and income tax receivable	74,357	59,868
Consolidated assets	$2,399,414	$2,178,628
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
Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. However, on a limited basis and subject to approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of December 31, 2011, net Accounts Receivable of $553.5 million includes $69.6 million related to situations in which the buyer has taken possession of the property before making payment to Sotheby’s. Included in the $69.6 million is $24.4 million associated with purchases made by a related party (see Notes G and T). As of February 22, 2012, $6.5 million of this related party receivable had been collected.
Management believes that adequate allowances have been established to provide for probable losses on any Accounts Receivable balances.

Notes Receivable —Through its Finance segment, Sotheby’s provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will typically occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction consignments or may be used to facilitate certain auction or private purchases. On rare occasions, in order to attract future consignments, Sotheby's also makes unsecured loans to clients.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations with competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.
Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are sometimes made at an initial LTV higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposal plans for the collateral. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. As of December 31, 2011 and 2010, the aggregate LTV ratio of Finance segment secured loans was 42% and 45%, respectively. As of December 31, 2011, Finance segment secured loans with an LTV ratio above 50% totaled $134.3 million and the collateral related to these loans had a low auction estimate of $225.2 million. As of December 31, 2010, Finance segment secured loans with an LTV ratio above 50% totaled $133 million and the collateral related to these loans had a low auction estimate of $191 million.
From 2009 through 2011, Sotheby’s recognized $0.1 million of cumulative losses related to specific impaired Finance segment secured loans. The tables below provide other credit quality information regarding Finance segment secured loans as of December 31, 2011 and 2010 (in thousands of dollars):

	December 31, 2011	December 31, 2010
Total secured loans	$223,029	$241,631
Loans past due	$5,388	$23,888
Loans more than 90 days past due accruing interest	$1,287	$19,663
Non-accrual loans	$—	$1,028
Impaired loan	$—	$137
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	$137
Allowance for credit losses based on historical data	875	834
Total allowance for credit losses - secured loans	$875	$971
Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to auction. Such Auction segment consignor advances are recorded on Sotheby's balance sheet within Notes Receivable. The table above does not include $7.5 million and $33.5 million of such advances as of December 31, 2011 and 2010, respectively (see Note R). On rare occasions, in order to attract future consignments, Sotheby’s also makes unsecured loans to clients. The table above also does not include unsecured loans of $2.1 million as of December 31, 2011 and 2010.
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of December 31, 2011, $5.4 million of the net notes receivable balance was considered to be past due, of which $1.3 million was more than 90 days past due and still accruing interest. The collateral related to these secured loans has low auction estimates of approximately $27.3 million and $16.8 million, respectively. In consideration of the collateral related to these loans, current collateral disposal plans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
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
As of December 31, 2010, the balance of non-accrual loans was $1.0 million, which included an impaired loan of $0.1 million. As of December 31, 2011, there were no impaired or non-accrual loans.
During the period January 1, 2010 to December 31, 2011, activity related to the allowance for credit losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2010	$1,028
Change in loan loss provision	(57)
Allowance for credit losses at December 31, 2010	971
Change in loan loss provision	41
Write-offs	(137)
Allowance for credit losses as of December 31, 2011	$875
Finance segment loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between three and six months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. In 2011 and 2010, the weighted average interest rates earned on Notes Receivable were 5.3% and 5.1%, respectively. The carrying value of the loan portfolio approximates its fair value.
As of December 31, 2011, loans to one borrower, which totaled $50.2 million, comprised approximately 21.6% of the net Notes Receivable balance. As of December 31, 2011, loans to two other borrowers totaling $30.6 million and $28.2 million comprised approximately 13.2% and 12.1% of the net Notes Receivable balance, respectively. The LTV ratio for each of these significant loans is 60% or less.

Note F—Inventory
Inventory consists of works of art owned by the Dealer and Auction segments. Included in Dealer inventory is art owned by NMP, as well as other artworks purchased for the purpose of investment and resale. Auction inventory consists principally of artworks obtained as a result of the failure of guaranteed property to sell at auction and, to a much lesser extent, artworks obtained incidental to the auction process primarily as a result of buyers defaulting on payment after consignors have been paid and the settlement of authenticity claims made by buyers. As of December 31, 2011 and 2010, Inventory consisted of the following balances by segment (in thousands of dollars):

December 31	2011	2010
Dealer	$75,313	$71,467
Auction	38,293	55,067
Total	$113,606	$126,534
In 2011, 2010 and 2009, Inventory writedowns by segment were as follows (in thousands of dollars):

	2011	2010	2009
Auction	$4,101	$5,622	$5,160
Dealer	8,375	3,100	4,680
Total	$12,476	$8,722	$9,840
In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note O), management initiated a plan to restructure NMP’s business and sales strategy. Historically, NMP has principally specialized in sales of Dutch and Flemish Old Master Paintings, as well as French Impressionist and Post-Impressionist paintings, with a large number of paintings held in inventory at various price points. However, as a result of the restructuring of its business and sales strategy, NMP is greatly reducing its inventory of lower valued Old Master Paintings and shifting its focus to a select group of high-valued works of art. Accordingly, NMP sold a collection of lower valued works at various auction houses in the fourth quarter of 2011. In the ordinary course of NMP’s business, these objects would have been held for a longer period and sold in privately negotiated transactions. As a result of the new strategy described above and due in part to a general weakening of the private dealer market for certain categories of Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients, inventory writedowns of $8.4 million were recorded in 2011, of which $5.7 million were recorded in the third quarter of 2011.
Note G—Equity Method Investments
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
Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require Sotheby’s to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. Upon dissolution of AMA, if Sotheby’s and ACA elect not to liquidate the property and assets of AMA, any assets remaining after the payment of expenses and any other liabilities of AMA will be distributed to Sotheby’s and AMA as tenants-in-common or in some other reasonable manner. The net assets of AMA consist almost entirely of the Matisse Inventory. At December 31, 2011 and 2010, the carrying value of the Matisse Inventory was $46.9 million and $47.6 million, respectively.
As of December 31, 2011 and 2010, the carrying value of Sotheby’s investment in AMA was $11.4 million and $11.3 million, respectively. In 2011, 2010 and 2009, Sotheby’s share of AMA’s earnings, net of taxes, was $0.2 million, $0.7 million and $0.4 million, respectively. From time-to-time, Sotheby’s transacts with the principal shareholder of ACA in the normal course of its business.

As of December 31, 2011 and 2010, the carrying value of Sotheby’s investment in another affiliate was $3.5 million and $3.8 million, respectively. Sotheby's does not control this affiliate; consequently, it uses the equity method to account for its investment. In 2011, 2010 and 2009, Sotheby's share of this affiliate’s earnings (losses), net of taxes, was $(0.1) million, $0.1 million, and $(0.2) million, respectively.

Note H—Fixed Assets
As of December 31, 2011 and 2010, Fixed Assets consisted of the following (in thousands of dollars):

December 31	2011	2010
Land	$93,300	$93,313
Buildings and building improvements	214,138	210,583
Leasehold improvements	70,025	64,935
Computer hardware and software	70,333	66,423
Furniture, fixtures and equipment	72,401	69,185
Construction in progress	3,927	14,016
Other	2,300	1,517
Sub-total	526,424	519,972
Less: Accumulated depreciation and amortization	(155,703)	(147,280)
Total	$370,721	$372,692
In 2011, the decrease in construction in progress in the table above is mostly due to capital expenditures made in 2010 related to Sotheby’s new warehouse facility in London and the enhancement of the sothebys.com website, both of which were placed into service in 2011. In 2011, 2010 and 2009, Depreciation and Amortization Expense related to Fixed Assets was $17.2 million, $15.6 million and $19.8 million, respectively.

Note I—Goodwill and Other Intangible Assets
As of December 31, 2011 and 2010, Goodwill and Other Intangible Assets consisted of the following (in thousands of dollars):

December 31	2011	2010
Goodwill	$14,157	$14,253
Other intangible assets	409	759
Total Goodwill and Other Intangible Assets	$14,566	$15,012
Goodwill—As of December 31, 2011 and 2010, Goodwill was entirely attributable to the Auction segment. During 2011 and 2010, changes in the carrying value of Goodwill were attributable solely to foreign currency exchange rate movements. Since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (now codified under Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other), Sotheby’s has recognized cumulative goodwill impairment losses of $18.4 million, all of which are attributable to goodwill resulting from its June 2006 acquisition of NMP, a reporting unit in the Dealer segment.
Intangible Assets—Intangible Assets are principally the result of Sotheby's acquisition of a retail wine business in 2008 and an auction house in Paris, France in March 2007. As of December 31, 2011 and 2010, intangible assets consisted of the following (in thousands of dollars):

December 31	2011	2010
Indefinite lived intangible assets:
License	$324	$324
Amortizable intangible assets:
Customer Relationships	6,080	6,281
Accumulated amortization	(5,995)	(5,846)
Customer Relationships (net)	85	435
Total	$409	$759

In 2011, 2010 and 2009, amortization expense related to Intangible Assets was approximately $0.4 million, $0.9 million and $1.7 million, respectively. The customer relationships will be fully amortized by May 2012 and the related amortization expense is expected to be approximately $0.1 million.

Note J—Restructuring Plans and Related Charges
In 2011, Sotheby’s recorded net Restructuring Charges of approximately $4.8 million. In 2010, Sotheby’s recorded a benefit to net Restructuring Charges of approximately $0.1 million. In 2009, Sotheby's recorded a net Restructuring charge of approximately $12.2 million. See below for a brief description of Sotheby’s restructuring plans.
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
The 2008 Restructuring Plan included $2.1 million of facility related costs associated with exiting certain leased facilities in the Netherlands and the U. K. These facility related Restructuring Charges, which were recognized in 2009, represented the future rental costs (net of estimated sub-lease income) that Sotheby’s remained obligated to pay subsequent to the cease use date for each facility. Under the business assumptions that existed in 2009, the cease use date for the portion of the Amsterdam facility that was abandoned in conjunction with the 2008 Restructuring Plan was December 2009. The cease use date for the U.K. facility was in June 2009 and the underlying lease expired in December 2009.
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
2011 Restructuring Plan—On June 27, 2011, the Executive Committee of Sotheby’s Board of Directors approved a restructuring plan (the “2011 Restructuring Plan”) impacting Sotheby’s operations in Italy and the Netherlands. The 2011 Restructuring Plan streamlined Sotheby’s European selling operations, with a renewed emphasis on relationships with key clients and the sourcing of important collections. The 2011 Restructuring Plan has also allowed Sotheby’s global management to focus resources on growing markets, especially China, and other strategic priorities. In the Netherlands, the 2011 Restructuring Plan resulted in the cessation of all local auction sales. In Italy, Sotheby’s significantly reduced its auction sales calendar, but plans to continue to conduct auctions of Contemporary and Modern Art. Sotheby’s streamlined European operations will continue to source property to its other selling locations throughout the world, as well as pursue private sale opportunities.
The 2011 Restructuring Plan will ultimately reduce staff by 24, which represents approximately 46% of Sotheby’s current headcount in Italy and the Netherlands and 2% of its global headcount. The 2011 Restructuring Plan also allowed Sotheby’s to completely exit its leased Amsterdam salesroom, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.
Restructuring activities resulting from the 2008 Restructuring Plan, 2009 Restructuring Plan and 2011 Restructuring Plan are summarized in the table below (in thousands of dollars):

	Employee Termination Benefits	Facility Related Costs	Other Costs	Total
Liability at January 1, 2009	$4,312	$—	$—	$4,312
Charges for 2008 Restructuring Plan	6,446	2,085	427	8,958
Charges for 2009 Restructuring Plan	3,578	—	3	3,581
Cash payments	(12,844)	(1,144)	(359)	(14,347)
Adjustments to liability	(251)	(129)	—	(380)
Foreign currency exchange rate changes	317	54	5	376
Liability at December 31, 2009	1,558	866	76	2,500
Charges for 2008 Restructuring Plan	—	57	147	204
Cash payments	(846)	(348)	(52)	(1,246)
Adjustments to liability	(370)	124	40	(206)
Foreign currency exchange rate changes	(93)	(63)	(6)	(162)
Liability at December 31, 2010	249	636	205	1,090
Charges for 2011 Restructuring Plan	1,921	2,792	117	4,830
Cash payments	(1,490)	(3,420)	(112)	(5,022)
Adjustments to liability	—	—	—	—
Foreign currency exchange rate changes	(91)	(8)	(16)	(115)
Liability at December 31, 2011	$589	$—	$194	$783
The facility related charges recognized in 2011 are the result of a lease termination fee incurred in September 2011 related to Sotheby’s Amsterdam salesroom, which was vacated as of December 31, 2011. Accrued restructuring costs of $0.8 million are recorded within Accounts Payable and Accrued Liabilities on Sotheby's December 31, 2011 balance sheet. Total cash expenditures related to the 2011 Restructuring Plan are expected to be approximately $5 million, a substantial portion of which were made in the fourth quarter of 2011, with the remaining payments to be made in 2012.

Note K—Debt
Revolving Credit Facility —On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The Credit Agreement was amended by Sotheby's, GE Capital and the lenders named therein (collectively, the “Lenders”) on November 23, 2010. This amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby's.
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
The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”) and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, subject to Lenders' approval, an increase to the facility by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is calculated primarily based upon the level of Sotheby's loan portfolio and art inventory balances. In addition, up to $10 million of the borrowing capacity under the Revolving Credit Facility may be used to issue letters of credit. As of December 31, 2011, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $115.2 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
Borrowings under the Revolving Credit Facility are available in either Dollars to U.S. Borrowers or Pounds Sterling to U.K. Borrowers. The U.S. Borrowers and, subject to certain limitations, the U.K. Borrowers, are jointly and severally liable for all obligations under the Credit Agreement, as amended. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the Credit Agreement, as amended. The obligations under the Credit Agreement, as amended, are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors. Borrowings under the Revolving Credit Facility may be designated by the Borrowers as either Dollar Index Rate Loans (for U.S. Borrowers only) or LIBOR Rate Loans. Dollar Index Rate Loans bear interest at an annual rate equal to (a) the highest of (i) the “Prime Rate” as quoted in The Wall Street Journal, (ii) the Federal Funds Rate plus 0.50%, or (iii) the LIBOR Rate plus 1.0%, plus (b) the Applicable Margin, which is generally between 1.50% and 2.00% dependent upon the level of outstanding borrowings. The LIBOR Rate for Dollars or Sterling, as the case may be, for an interest period is equal to (x) the offered rate for deposits in such currency for a period equal to such interest period on the Reuters Screen LIBOR01 Page, plus (y) the Applicable Margin, which is generally between 2.50% and 3.00% dependent upon the level of outstanding borrowings.
The Credit Agreement, as amended, contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the Credit Agreement, as amended. The Credit Agreement, as amended, also restricts quarterly dividend payments to the lesser of $0.10 per share or $8 million. However, the maximum level of quarterly dividend payments may be increased depending upon the achievement of a certain Fixed Charge Coverage Ratio in any period. Management believes that Sotheby’s is in compliance with the covenants and terms of the Credit Agreement, as amended.
The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2011.
The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby's meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby's 3.125% Convertible Notes are converted or discharged (see "Convertible Notes" below). Management expects to meet these liquidity requirements throughout this period.
Sotheby’s has incurred approximately $9.9 million in life-to-date fees related to the Credit Agreement, as amended, including $1.3 million related to the amendment, which are being amortized on a straight-line basis to Interest Expense over the term of the facility. Additionally, commitment fees are 0.625% per year for undrawn amounts committed under the Revolving Credit Facility.
Long-Term Debt—As of December 31, 2011 and 2010, Long-Term Debt consisted of the following (in thousands of dollars):

December 31	2011	2010
York Property Mortgage, net of unamortized discount of $12,475 and $16,039	$218,027	$217,538
Senior Notes, net of unamortized discount of $755 and $898	79,216	79,073
Convertible Notes, net of unamortized discount of $11,583 and $20,665	170,285	179,335
Less current portion:
York Property Mortgage	(2,976)	$(3,084)
Total	$464,552	$472,862
(See the captioned sections below for detailed information related to the York Property Mortgage, the Senior Notes and the Convertible Notes.)
York Property Mortgage—On February 6, 2009, Sotheby's purchased the land and building located at 1334 York Avenue, New York, New York (the “York Property”) from RFR Holding Corp. (“RFR”) for a purchase price of $370 million. The York Property is home to Sotheby's sole North American auction salesroom and its principal North American exhibition space, as well as its corporate headquarters.
Sotheby's financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009 and the assumption of an existing $235 million mortgage on the York Property (the “York Property Mortgage”).
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense over the remaining expected term of the loan. As of December 31, 2011, the fair value of the York Property Mortgage was approximately $230 million and is based on a present value calculation utilizing an interest rate obtained from a third party source.
The York Property and the York Property Mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby's affiliates or any other entity.
Senior Notes—On June 17, 2008, Sotheby's issued $150 million aggregate principal amount of 7.75% Senior Notes, due June 15, 2015. The net proceeds from the issuance of the Senior Notes were approximately $145.9 million, after deducting the initial purchasers' discounts and fees. Each of Sotheby's existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the Credit Agreement, as amended. The Senior Notes have an effective interest rate of 8%. Interest on the Senior Notes is payable semi-annually in cash on June 15 and December 15 of each year.
Through December 31, 2011, Sotheby's had repurchased an aggregate principal amount of $70 million of its Senior Notes for an aggregate purchase price of $65.3 million. These repurchases have resulted in a life-to-date non-cash net gain of approximately $2.5 million, net of fees, consisting of a $7.8 million gain recognized in the fourth quarter of 2008, a $1 million gain recognized in the first quarter of 2009 and a $6.3 million loss recognized in the fourth quarter of 2010. There were no Senior Notes repurchases in 2011. As of December 31, 2011, the $80 million of Senior Notes that remain outstanding had a fair value of approximately $84.8 million based on a broker quoted price.
Convertible Notes—On June 17, 2008, Sotheby's issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Each of Sotheby's existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the Credit Agreement, as amended. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby's may not redeem the Convertible Notes prior to their stated maturity date. As of December 31, 2011, the principal amount of the $181.9 million of Convertible Notes that remain outstanding had a fair value of $207.1 million based on a broker quoted price.
Upon conversion, the principal amount of the Convertible Notes is payable in cash, shares of Sotheby's Common Stock, or a combination thereof, at the option of Sotheby's, based on an initial conversion rate of 29.4122 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $34 per share (the “Conversion Price”). The maximum number of shares of Common Stock that may be issued upon conversion is approximately 5.3 million shares. The conversion rate for the Convertible Notes is subject to adjustment for certain events.
The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted under certain conditions, including, if during any fiscal quarter (and only during such fiscal quarter), the closing price of Sotheby's Common Stock exceeds $44.20 per share (i.e., 130% of the Conversion Price) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). Upon conversion, Sotheby's will pay or deliver, as the case may be, cash, shares of Common Stock, or a combination thereof, at its election. It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash. Additionally, depending on the level of available cash and liquidity, as well as the amount of conversion requests received at any one time, Sotheby's may elect to settle the entire conversion obligation (i.e., principal amount redeemed plus any conversion premium) in cash.
On April 1, 2011, the trustee for the Convertible Notes notified bondholders that the Convertible Notes would be convertible at their option for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the closing price of Sotheby's Common Stock exceeding $44.20 for 20 trading days in the 30 consecutive trading days ending on March 31, 2011.
In June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. In accordance with the terms of the Convertible Notes, the conversion obligation was based on a formula, which is the sum of 1/30th of the product of the applicable conversion rate and the daily per share volume weighted average stock price for 30 consecutive trading days beginning three days after the conversion request is received from the trustee. The conversion obligation of $22.5 million related to these conversion requests, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash in August 2011. Sotheby's simultaneously received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the Convertible Note Hedges (see discussion below). In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.
On January 1, 2009, upon the adoption of ASC 470-20, Debt - Debt With Conversion and Other Options, the liability and equity components of the Convertible Notes were separately accounted for in Sotheby's financial statements. The liability component was initially valued at $161.8 million using Sotheby's nonconvertible debt borrowing rate, which was estimated to be 7.75% at the date of adoption, and was accounted for as Long-Term Debt. The equity component (i.e., the embedded conversion option) was initially valued at $38.2 million ($21 million, net of taxes) and was accounted for as a component of Additional Paid-In Capital within Shareholders' Equity. The corresponding debt discount is being amortized to Interest Expense over the life of the Convertible Notes using the effective interest rate method. The amount recorded in Shareholders' Equity is not remeasured as long as it continues to meet the conditions for equity classification.
As a result of the cash settlement of the June 2011 conversion requests, $8.2 million ($5.4 million, net of taxes) of the amount originally attributed to the embedded conversion option and recorded in Shareholders' Equity no longer met the conditions for equity classification. As a result, this amount was reclassified to Other Current Liabilities and settled in August 2011.
As of December 31, 2011, the unamortized discount related to the Convertible Notes was $11.6 million and the carrying value of the embedded conversion option recorded in Shareholders' Equity was $30 million ($15.3 million, net of taxes). As of December 31, 2011, management evaluated the remaining embedded conversion option and concluded that it continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining embedded conversion option was not remeasured as of December 31, 2011 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
The Stock Price Trigger inherent in the Convertible Notes was not met during the fourth quarters of 2011 and 2010. Therefore, as of December 31, 2011 and 2010, the entire carrying value of the unamortized Convertible Notes ($170.3 million and $179.3 million, respectively) is reflected within Long-Term Debt on Sotheby's balance sheet.
Convertible Note Hedges and Warrant Transactions —On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby's entered into convertible note hedge transactions (the “Convertible Note Hedges”) that allow Sotheby's to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the Conversion Price of the Convertible Notes. The Convertible Note Hedges will cover, subject to customary anti-dilution adjustments, approximately 5.3 million shares of Common Stock. The Convertible Note Hedges may be settled in cash, Sotheby's Common Stock, or a combination thereof, and are intended to offset the impact of any conversion premium upon potential future conversions of the Convertible Notes. In the event that Sotheby's elects to settle the conversion premium related to any Convertible Note redemptions in cash, the Convertible Note Hedges allow Sotheby's to recover this amount in cash. In the event that Sotheby's elects to settle the conversion premium related to any Convertible Note redemptions in shares of its Common Stock, the Convertible Note Hedges offset the dilutive impact of any shares issued. The Convertible Note Hedges expire upon the maturity of the Convertible Notes.
As previously discussed, in June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. As a result, in June 2011, Sotheby's exercised the portion of the Convertible Note Hedges related to these conversion requests, which enabled it to receive $4.4 million in cash, which was equal to the amount of the conversion premium paid upon settlement of the Convertible Notes in August 2011.
The Convertible Note Hedges initially met the conditions for equity classification and, as a result, in June 2008, the related $40.6 million cost ($22.5 million, net of taxes) was recorded on Sotheby's balance sheet as a component of Additional Paid-In Capital within Shareholders' Equity. As a result of the cash settlement of the Convertible Note Hedges exercised in June 2011, $8.2 million ($5.3 million, net of taxes) of the amount originally recorded in Shareholders' Equity no longer met the conditions for equity classification. As a result, this amount was reclassified to Other Current Assets and settled in August 2011.
As of December 31, 2011, the carrying value of the Convertible Note Hedges recorded in Shareholders' Equity was $32.4 million ($17.2 million, net of taxes). As of December 31, 2011, management evaluated the remaining Convertible Note Hedges and concluded that they continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining Convertible Note Hedges was not remeasured as of December 31, 2011 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock at $44.905 per share that may only be exercised beginning on the June 15, 2013 maturity date of the Convertible Notes. As of June 11, 2008, the Warrants met all of the applicable criteria for equity classification and, as a result, the $22.3 million in net proceeds received from the sale of the Warrants was recorded on Sotheby's balance sheet within Additional Paid-In Capital in Shareholders' Equity. As of December 31, 2011, management evaluated the Warrants and concluded that they should not be accounted for separately as a derivative financial instrument because they continue to be indexed to Sotheby's Common Stock. Accordingly, the $22.3 million in net proceeds received from the sale of the Warrants remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
Future Principal and Interest Payments—As of December 31, 2011, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

2012	$26,551
2013	206,927
2014	22,202
2015	310,605
2016 and thereafter	—
Total future principal and interest payments	$566,285
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances.
Interest Expense—In 2011, 2010 and 2009, Interest Expense consisted of the following (in thousands of dollars):

	2011	2010	2009
Revolving credit facility:
Amortization of amendment and arrangement fees	$1,737	$2,695	$2,346
Commitment fees	1,267	1,937	1,703
Sub-total	3,004	4,632	4,049
York Property capital lease obligation	—	—	1,657
York Property Mortgage	16,868	17,007	15,400
Senior Notes	6,342	10,049	10,154
Convertible Notes	13,689	13,586	13,041
Other interest expense	1,595	1,545	1,407
Total interest expense	$41,498	$46,819	$45,708
Other interest expense consists primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.

In 2011, 2010 and 2009, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	2011	2010	2009
Contractual coupon interest expense	$6,038	$6,250	$6,250
Discount amortization	7,651	7,336	6,791
Total	$13,689	$13,586	$13,041
          Interest Paid—In 2011, 2010 and 2009, interest paid totaled $26.7 million, $33.3 million and $42.3 million, respectively. Interest paid primarily consists of cash payments related to the York Property Mortgage, Sotheby’s long-term debt securities, credit facility borrowings (including fees), and, in 2009, the portion of the payments for the York Property capital lease attributable to interest.

Note L—Income Taxes
In 2011, 2010 and 2009, the significant components of income tax expense consisted of the following (in thousands of dollars):

	2011	2010	2009
Income (loss) before taxes:
Domestic	$44,876	$36,276	$(33,709)
Foreign	186,513	189,303	49,104
Total	$231,389	$225,579	$15,395
Income tax expense (benefit) — current:
Domestic	$13,051	$9,362	$(5,138)
State and Local	7,397	3,820	945
Foreign	44,760	45,822	12,648
Sub-total	65,208	59,004	8,455
Income tax expense (benefit)—deferred:
Domestic	12,467	4,451	(9,880)
State and Local	(18,428)	202	25,054
Foreign	785	1,616	(1,467)
Sub-total	(5,176)	6,269	13,707
Total	$60,032	$65,273	$22,162
In 2011, 2010 and 2009, income tax expense related to Sotheby’s equity in earnings of investees was approximately $0.1 million, $0.5 million and $0.1 million, respectively.

As of December 31, 2011 and 2010, the components of Deferred Tax Assets and Liabilities consisted of the following (in thousands of dollars):

December 31	2011	2010
Deferred Tax Assets:
Asset provisions and accrued liabilities	$53,071	$57,818
Tax loss and credit carryforwards	7,097	6,868
Difference between book and tax basis of depreciable and amortizable assets	15,988	19,322
Sub-total	76,156	84,008
Valuation allowance	(6,000)	(19,106)
Total deferred tax assets	70,156	64,902
Deferred Tax Liabilities:
Step up in acquired assets	26	475
Pension obligations	5,917	13,798
Basis differences in equity method investments	4,962	5,064
Total deferred tax liabilities	10,905	19,337
Total	$59,251	$45,565
Sotheby’s has deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $7.1 million that begin to expire in 2013.
As of December 31, 2011, Sotheby’s has provided valuation allowances of $6 million for foreign tax credits and certain foreign loss carryforwards. As of December 31, 2010, Sotheby's had provided valuation allowances of $19.1 million for foreign tax credits, certain state and local net deferred tax assets, and certain state and local and foreign loss carryforwards. In 2011, $13.6 million of the valuation allowance related to certain state and local deferred tax assets was reversed based on management's conclusion that it is more likely than not that these deferred tax assets will be realized. This determination was made in the third quarter of 2011 when Sotheby's was no longer in a cumulative three-year loss position in the state and local jurisdictions in which it had established the valuation allowance against its deferred tax assets. As a result, at that time, management assessed whether there was sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets would be realized and that the valuation allowance was no longer required. This sufficient positive evidence included, but was not limited to, recent profitability, management's expectation of future profitability, the expected timing of the reversals of the deferred tax assets and the present economic conditions as compared to the economic conditions when the valuation allowance was established in 2009.
As of December 31, 2009, Sotheby's had provided valuation allowances of $19.5 million for foreign tax credits, certain state and local net deferred tax assets, and certain state and local and foreign loss carryforwards. During 2010, the valuation allowance decreased by $0.4 million primarily due to the utilization of net operating losses in foreign and state and local jurisdictions. This decrease was almost entirely offset by the recording of an additional valuation allowance against foreign tax credit carryforwards, which are not more likely than not to be realized.
In 2011, 2010 and 2009, the effective income tax rate varied from the statutory tax rate as follows:

	2011	2010	2009
Statutory federal income tax rate	35.00%	35.00%	35.00%
State and local taxes, net of federal tax benefit	(3.10)%	1.16%	109.77%
Foreign taxes at rates different from U.S. rates	(9.70)%	(9.09)%	(45.17)%
Deemed income from foreign subsidiaries, net	2.00%	1.90%	42.86%
Tax Reserves	0.70%	(2.95)%	0.79%
Corporate Owned Life Insurance	0.20%	(0.28)%	(8.05)%
Valuation Allowance	0.25%	1.97%	2.48%
Other-Non Deductible Expenses	0.29%	0.80%	1.89%
Non-Deductible Compensation	0.33%	0.46%	3.36%
Other	(0.03)%	(0.03)%	1.03%
Effective income tax rate	25.94%	28.94%	143.96%

The 2011 state and local tax benefit rate in the table above is primarily attributable to the reversal of a state and local valuation allowance of approximately $13.6 million, as discussed above. This valuation allowance was originally established in 2009.
The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences (i.e., non-deductible expenses) on significant changes in pre-tax results by taxing jurisdiction, and changes in valuation allowance and tax reserves. In 2011, the effective income tax rate was impacted by a tax benefit recognized due to the reversal of a valuation allowance against certain state and local deferred tax assets. In 2010, the effective income tax rate was impacted by a tax benefit recognized due to the expiration of the federal statute of limitations related to 2006. In 2009, the effective income tax rate was unusually high due to the recording of a valuation allowance against certain state, local, and foreign deferred tax assets and loss carryforwards and was also affected by the relative impact of book to tax differences (i.e., foreign taxes at tax rates different from U.S. tax rates, deemed income from foreign subsidiaries, corporate owned life insurance, etc.) on significantly lower pre-tax results in various tax jurisdictions as compared to 2010 and 2011.
Income taxes have not been provided on a cumulative total of $487.5 million and $370.9 million of undistributed earnings of certain foreign subsidiaries that are intended to be indefinitely reinvested outside of the U.S. as of December 31, 2011 and 2010, respectively. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. As of December 31, 2011, Sotheby's has provided income taxes of $0.1 million on undistributed earnings of certain foreign subsidiaries that are not intended to be indefinitely reinvested outside of the U.S.

Total net income tax payments during 2011, 2010 and 2009 were $56.6 million, $21.1 million and $6.8 million, respectively.

Note M—Uncertain Tax Positions
As of December 31, 2011, 2010 and 2009, the long-term liability for unrecognized tax benefits, excluding interest and penalties, was $34.7 million, $29.2 million and $50.1 million, respectively, consisting of the following (in thousands of dollars):

December 31	2011	2010	2009
Deferred income taxes (contra assets)	$12,445	$12,445	$14,390
Accrued income taxes	22,244	16,749	35,674
Total liability for unrecognized tax benefits	$34,689	$29,194	$50,064
As of December 31, 2011 and 2010, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate are $18.2 million and $15.1 million, respectively.
The table below presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2011, 2010, and 2009 (in thousands of dollars):

	2011	2010	2009
Balance at January 1	$29,194	$50,064	$43,625
Increases in unrecognized tax benefits related to the current year	5,928	3,596	6,373
Increases in unrecognized tax benefits related to prior years	1,488	1,218	3,546
Decreases in unrecognized tax benefits related to prior years	(1,317)	(17,411)	(137)
Decreases in unrecognized tax benefits related to settlements	(350)	(473)	(3,200)
Decreases in unrecognized tax benefits due to lapse of the applicable statute of limitations	(254)	(7,800)	(143)
Balance at December 31	$34,689	$29,194	$50,064

In 2011, the net increase to the liability for unrecognized tax benefits related to current and prior years is primarily attributable to increased reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters, partially offset by the reduction of the liability for unrecognized benefits due to settlement of state and local tax audits. In 2010, the net decrease in the liability for unrecognized tax benefits related to current and prior years is primarily attributable to certain state and local loss carryforwards which are no longer available due to 2010 taxable income and the expiration of the 2006 federal statutory period, partially offset by an increase in the reserves related to foreign earnings, the settlement of certain state and local audits, and various transfer pricing and other non-U.S. and state matters.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) in its statements of operations. During 2011, 2010 and 2009, Sotheby’s recognized a benefit of $0.6 million, an expense of $1.1 million and a benefit of $0.6 million, respectively. As of December 31, 2011, 2010 and 2009, the liability for tax related interest and penalties included in Sotheby's balance sheets was $1.3 million, $0.7 million and $1.8 million, respectively. The net increase in 2011 is primarily due to the accrual of an additional year of interest. The net decrease in 2010 is primarily due to the expiration of the federal statutory period for 2006.
Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions and as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby's U.S. federal and various state and foreign tax returns are currently under examination by taxing authorities. Sotheby’s tax years that are open for audit for federal purposes and for major state, local and foreign jurisdictions are as follows:
Federal:

•	2008 to 2011
Major state and local jurisdictions:

•	New York State: 2007 to 2011

•	New York City: 2007 to 2011

•	California: 2005 to 2011
Major foreign jurisdictions:

•	Hong Kong: 2005 to 2011

•	U.K.: 2005 to 2011
Management believes it is reasonably possible that a decrease of $2.6 million in the balance of unrecognized tax benefit can occur within 12 months of the December 31, 2011 balance sheet date as a result of the tolling of the statute of limitations and an expected settlement of an ongoing tax audit.

Note N—Lease Commitments
Sotheby’s conducts business on premises leased in various locations under long-term operating leases expiring at various dates through 2060. In 2011, 2010 and 2009, net rental expense under Sotheby’s operating leases was $14.7 million, $13.8 million and $16.4 million, respectively. Future minimum lease payments due under non-cancelable operating leases in effect at December 31, 2011 are as follows (in thousands of dollars):

2012	$15,390
2013	13,378
2014	13,394
2015	13,217
2016	12,009
Thereafter	43,480
Total future minimum lease payments	$110,868
The future minimum lease payments in the table above exclude future minimum sublease rental receipts of $5.3 million owed to Sotheby’s under non-cancelable subleases. In addition to the operating lease payments in the table above, under the terms of certain leases, Sotheby’s is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

Note O—Shareholders’ Equity, Dividends and Share-Based Payments
Common Stock—The principal U.S. market for Sotheby’s Common Stock is the New York Stock Exchange (the “NYSE”) (Symbol: BID). Each share of Sotheby's Common Stock is entitled to one vote.
Preferred Stock—Sotheby’s has the authority to issue 50 million shares of no par value preferred stock. No shares of preferred stock were outstanding as of December 31, 2011, 2010 and 2009.
Dividends—The following table summarizes dividends declared and paid in 2011, 2010 and 2009 (in thousands of dollars, except per share amounts):

Year	Dividends Per Common Share	Total Dividends
2011	$0.23	$14,851
2010	$0.20	$13,620
2009	$0.30	$20,434
On February 28, 2012, Sotheby's Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.4 million) to be paid on March 15, 2012 to shareholders of record as of March 9, 2012.
The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.
Share-Based Payments—Share-based payments to employees include performance-based stock awards, shares of restricted stock, restricted stock units and stock options. Each of these share-based payments are explained in more detail below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the statements of operations. In 2011, 2010 and 2009, compensation expense related to share-based payments was as follows (in thousands of dollars):

	2011	2010	2009
Pre-Tax	$18,918	$20,250	$20,750
After-Tax	$12,536	$14,330	$14,210
In 2011 and 2010, Sotheby's realized $7.0 million and $2.6 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in the financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the balance sheets as an increase to Additional Paid-in Capital and are classified in the statements of cash flows as Cash Provided by Financing Activities.
As of December 31, 2011, unrecognized compensation expense related to the unvested portion of share-based payments was $19.7 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.9 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
Sotheby's Restricted Stock Unit Plan—The Sotheby's Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”) provides for the issuance of unvested shares of Common Stock (“Restricted Stock”) and Restricted Stock Units (“RSU's”) to employees, subject to the approval of the Compensation Committee of Sotheby's Board of Directors (the “Compensation Committee”). In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential contributions to Sotheby's success, and such other factors as the Compensation Committee in its discretion deems relevant.
Restricted Stock and RSU's generally vest evenly over a four year service period. Prior to vesting, holders of Restricted Stock have voting rights and are entitled to receive dividends, while holders of RSU's do not have voting rights, but are entitled to receive dividend equivalents. Dividends and dividend equivalents paid to holders of unvested Restricted Stock and RSU's are not forfeitable. Restricted Stock and RSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
Performance Share Units—Performance Share Units (or “PSU's”) are RSU's which vest ratably, generally over four years, if Sotheby's achieves certain profitability targets. Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are credited to holders of PSU's and are only paid for the portion of PSU's that vest. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU's better align Sotheby's variable compensation strategy with its financial performance and the cyclical nature of the art market and further align the interests of Sotheby's management with its shareholders. Accordingly, Sotheby's intends to grant future share-based payment awards in the form of PSU's with performance and service conditions, rather than RSU's with service conditions only.
In the first quarter of 2011, Sotheby's issued 627,566 PSU's with a grant date fair value of $26.2 million as follows: (i) 526,903 PSU's with a fair value of $22 million related to Sotheby's incentive compensation programs and (ii) 100,663 PSU's with a fair value of $4.25 million issued to William F. Ruprecht, Sotheby's President and Chief Executive Officer, in relation to his September 2010 employment agreement, as discussed below under "Chief Executive Officer Employment Agreement."
In February 2012, Sotheby's issued 716,798 PSU's with a fair value of approximately $27.5 million as follows: (i) 609,573 PSU's with a fair value of $23.4 million related almost entirely to Sotheby's incentive compensation programs and (ii) 107,225 PSU's with a fair value of $4.1 million issued to Mr. Ruprecht in relation to his September 2010 employment arrangement, as discussed below under "Chief Executive Officer Employment Agreement."
Modification of Prior Restricted Stock Awards—In conjunction with employment arrangements entered into with certain senior executives in the third quarter of 2006, Sotheby's granted 427,531 Restricted Stock shares that were scheduled to vest over three and five-year periods if certain company profitability or share price targets were achieved as of June 30, 2009 and/or June 30, 2011. Sotheby's did not meet either of the profitability or share price targets as of June 30, 2009 inherent in these awards. As a result, the 256,519 Restricted Stock shares that were available to vest on June 30, 2009 did not vest. Additionally, in the first quarter of 2010, management determined that the 427,531 Restricted Stock shares that were available to vest on June 30, 2011 were unlikely to vest because the underlying company profitability and/or stock price targets were not expected to be achieved. As a result, on February 9, 2010, the Compensation Committee approved the cancellation of these awards and the simultaneous issuance of 320,500 PSU's with a fair value of $2.3 million. The purpose of these actions was to provide continued motivation and additional years of retention incentives to the senior executives receiving the awards. These PSU's vest over four years and only if Sotheby's achieves certain profitability targets. Pursuant to the relevant accounting rules regarding share-based payments, the issuance of the PSU's to replace the canceled Restricted Stock shares was accounted for as a modification of the canceled Restricted Stock awards. Accordingly, the compensation expense to be amortized in future periods related to these PSU's was calculated based on the excess of the fair value of the PSU awards over the fair value of the canceled Restricted Stock awards as of the date of the simultaneous cancellation and issuance. Also, pursuant to the relevant accounting rules, the unrecognized compensation expense related to the canceled awards was amortized ratably through June 2011, which was to be the final vesting date of the canceled awards, as discussed above.

Chief Executive Officer Employment Agreement—Effective September 1, 2010, Sotheby's entered into a new employment agreement with William F. Ruprecht, its President and Chief Executive Officer. This employment agreement is for a four-year term ending on August 31, 2014, with one year renewals thereafter unless Sotheby's or Mr. Ruprecht provides notice of non-renewal at least five months prior to the end of the term or an annual extension. Among other things, Mr. Ruprecht's employment agreement entitles him to annual PSU grants beginning in 2011 subject to minimum ($3.5 million) and maximum ($4.5 million) levels, the value of which are determined at the discretion of the Compensation Committee.
Summary of Restricted Stock, RSU’s and PSU’s—In 2011, changes to the number of outstanding Restricted Stock shares, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock Shares, RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	2,370	$18.86
Granted	628	$41.80
Vested	(998)	$23.35
Canceled	(10)	$17.06
Outstanding at December 31, 2011	1,990	$23.89
The aggregate fair value of Restricted Stock and RSU’s that vested during 2011, 2010 and 2009 was $45.2 million, $18.4 million and $8.7 million, respectively, based on the closing stock price on the dates the shares vested.
As of December 31, 2011, 1.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.

Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant.
On February 9, 2010, the Compensation Committee approved a grant of 0.5 million stock options with a grant date fair value of $10.48 per share to five senior executives. These stock options have an exercise price of $22.11 and vest evenly over four years. Prior to this grant, no stock options were issued by Sotheby’s since 2005, and no stock options were granted in 2011. As of December 31, 2011, 35,000 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
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

In 2011, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	512	$21.82
Granted	—	$—
Expired	—	$—
Exercised	(120)	$21.44
Outstanding at December 31, 2011	392	$21.94	7.9	$2,582
Exercisable at December 31, 2011	16	$17.84	6.0	$168
The aggregate intrinsic value of options exercised during 2011, 2010 and 2009 was $3.2 million, $10.2 million and $0.8 million, respectively. Cash received from stock options that were exercised during 2011, 2010 and 2009 totaled $2.6 million, $14.0 million and $1.3 million, respectively. In 2011, 2010 and 2009, the related excess tax benefit realized from the exercise of stock options was $0.8 million, $3.1 million and $0.3 million, respectively.
Noortman Master Paintings (“NMP”)—On June 7, 2006, Sotheby's entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby's acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby's paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Common Stock. Pursuant to the Purchase Agreement, if NMP failed to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration would be returned to Sotheby's. The minimum level of financial performance was not achieved and, as a result, 147,341 shares of Sotheby's Common Stock were returned to Sotheby's in the fourth quarter of 2011. In 2011, Sotheby's recognized a net benefit of $0.6 million to compensation expense to reflect the final number of shares of Common Stock that were returned to Sotheby's.

Note P—Pension Arrangements
Retirement Savings Plan—Sotheby’s sponsors a qualified defined contribution plan for its U.S. employees who have met certain minimum length of service requirements (the “Retirement Savings Plan”). Participants in the Retirement Savings Plan may elect to contribute between 2% and 20% of their eligible pre-tax compensation, up to the maximum amount allowable under Internal Revenue Service (“IRS”) regulations. Prior to May 2009, participant savings were matched by a contribution from Sotheby’s of up to 6% of each participant’s eligible compensation. In May 2009, the Retirement Savings Plan was amended to reduce the level of Sotheby’s maximum matching contributions to 3% of each participant’s eligible compensation. Sotheby’s may also contribute an annual discretionary amount to the Retirement Savings Plan, which varies as a percentage of each participant’s eligible compensation depending on company profitability and subject to the maximum amount allowable under IRS regulations. In 2011 and 2010, Sotheby’s accrued discretionary contributions of $1.7 million and $1.9 million, respectively, to the Retirement Savings Plan, which is equal to 3% and 4%, respectively, of each participant’s eligible compensation paid during those years. In 2009, Sotheby’s did not make a discretionary contribution to the Retirement Savings Plan due to the lower level of its financial results in that year. In 2011, 2010 and 2009, pension expense recorded within Salaries and Related Costs related to the Retirement Savings Plan, net of forfeitures, was $3.6 million, $4.2 million and $1.4 million, respectively.
Deferred Compensation Plan—Through December 31, 2006, Sotheby’s sponsored an unfunded deferred compensation plan, the Sotheby’s, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”). The 2005 BEP was available to certain officers of Sotheby’s for whom contributions to the Retirement Savings Plan were limited by IRS regulations. On December 7, 2006, the Sotheby’s Deferred Compensation Plan (the “DCP”) was adopted, effective January 1, 2007. The DCP replaced the 2005 BEP and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan. The DCP provides participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Sotheby’s provides matching and discretionary contributions on the same basis as the Retirement Savings Plan, as discussed above. In 2011 and 2010, Sotheby’s accrued discretionary contributions of $0.9 million and $0.4 million, respectively, to the DCP, which is equal to 3% and 4%, respectively, of each participant’s eligible compensation paid during those years. In 2009, Sotheby’s did not make a discretionary contribution to the DCP due to the lower level of its financial results in that year.
Employee deferrals and Sotheby’s contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of Sotheby’s and certain other situations. DCP liabilities are financed through the trust almost entirely by using company-owned variable life insurance (or “COLI”), and, to a much lesser extent, investments in mutual funds. As of December 31, 2011 and 2010, the DCP liability was $40.1 million and $36.2 million, respectively, and the assets held in the rabbi trust consisted of the following (in thousands of dollars):

December 31	2011	2010
Company-owned variable life insurance *	$39,489	$38,807
Mutual fund investments **	2,521	217
Total	$42,010	$39,024

*	The COLI is reflected at its cash surrender value on Sotheby's balance sheets within Trust Assets Related to Deferred Compensation Liability.

**	The mutual fund investments are classified as trading securities and reflected at their fair value on Sotheby's balance sheets within Trust Assets Related to Deferred Compensation Liability.
Changes in the fair value of the DCP liability, which result from gains and losses in deemed participant investments, are recognized in earnings within Salaries and Related Costs in the period in which they occur. Gains in deemed participant investments increase the DCP liability, as well as Salaries and Related Costs. Losses in deemed participant investments decrease the DCP liability, as well as Salaries and Related Costs. In 2011, 2010 and 2009, net (losses) gains in deemed participant investments totaled ($0.5) million, $2.6 million and $4.5 million, respectively.
Gains and losses resulting from changes in the fair value of the cash surrender value of the COLI and the mutual fund investments are recognized in earnings below Operating Income within Other (Expense)

Income in the period in which they occur. In 2011, 2010 and 2009, net (losses) gains related to the COLI and the mutual fund investments were ($1.3) million, $1.8 million and $3.6 million, respectively.
U.K. Defined Contribution Plan—Beginning on April 1, 2004, a defined contribution plan was made available to new employees in the U.K. (the "U.K. Defined Contribution Plan"). In 2011, 2010 and 2009, pension expense recorded within Salaries and Related Costs related to the U.K. Defined Contribution Plan was $0.8 million, $0.7 million and $0.6 million, respectively.
U.K. Defined Benefit Plan—Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. The tables below present detailed information related to the U.K. Pension Plan.
Benefit Obligation, Plan Assets and Funded Status
The table below details the changes in the benefit obligation, plan assets and funded status of the U.K. Pension Plan, as well as the net pension asset recognized on Sotheby's balance sheets, as of December 31, 2011 and 2010 (in thousands of dollars):

December 31	2011	2010
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$243,139	$257,448
Service cost	4,087	3,852
Interest cost	13,660	13,887
Contributions by plan participants	1,378	1,127
Actuarial loss (gain)	17,730	(16,251)
Benefits paid	(7,663)	(6,570)
Foreign currency exchange rate changes	(1,671)	(10,354)
Benefit obligation at end of year	270,660	243,139
Reconciliation of plan assets
Fair value of plan assets at beginning of year	298,319	270,237
Actual return on plan assets	3,657	36,564
Employer contributions	2,866	7,802
Contributions by plan participants	1,378	1,127
Benefits paid	(7,663)	(6,570)
Foreign currency exchange rate changes	(703)	(10,841)
Fair value of plan assets at end of year	297,854	298,319
Funded Status
Net pension asset recognized	$27,194	$55,180
Components of Net Pension Benefit
In 2011, 2010 and 2009, the components of the net pension benefit related to the U.K. Pension Plan were (in thousands of dollars):

	2011	2010	2009
Service cost	$4,087	$3,852	$3,849
Interest cost	13,660	13,887	12,334
Expected return on plan assets	(23,255)	(21,450)	(18,878)
Amortization of prior service cost	—	11	13
Sub-total	(5,508)	(3,700)	(2,682)
Special termination benefits	—	—	394
Net pension benefit	$(5,508)	$(3,700)	$(2,288)
In the table above, special termination benefits primarily relate to additional pension benefits contributed to the U.K. Pension Plan for certain plan participants who were impacted by the 2009 Restructuring Plan (see Note J). The cost of such benefits is reflected in Sotheby's statements of operations within

Restructuring Charges (net).
Net Gain (Loss) Recognized in Comprehensive Income (Loss)
The net gain (loss) recognized in comprehensive income represents the after-tax change in the benefit obligation and/or plan assets attributable to: (i) actual results being different from management's assumptions (e.g., return on plan assets) or (ii) changes in actuarial assumptions between valuation dates (e.g., discount rate). In 2011 and 2010, the net (loss) gain related to the U.K. Pension Plan was ($28) million and $23.7 million, respectively.
Net Gain (Loss) Included in Accumulated Other Comprehensive Gain (Loss)
Net gains and (losses) recognized in comprehensive income are recorded in the Shareholders' Equity section of Sotheby's balance sheets within Accumulated Other Comprehensive Loss. If the amount recorded in Accumulated Other Comprehensive Income (Loss) exceeds 10% of the greater of the market-related value of the U.K. Pension Plan's assets or benefit obligation, that amount is systematically recognized as a component of future net pension expense or benefit over a period of approximately 13.5 years, which represents the average remaining service period of active employees expected to receive benefits under the plan. As of December 31, 2011 and 2010, the net (loss) gain related to the U.K. Pension Plan recorded in Accumulated Other Comprehensive Loss was ($20.4) million and $6.5 million, respectively.
Assumptions
In 2011 and 2010, the following assumptions were used in determining the benefit obligation and net pension benefit related to the U.K. Pension Plan:

Benefit Obligation	2011	2010
Weighted average discount rate	4.80%	5.50%
Weighted average rate of compensation increase	5.00%	5.50%

Net Pension Benefit	2011	2010	2009
Weighted average discount rate	5.50%	5.70%	6.00%
Weighted average rate of compensation increase	5.50%	5.50%	4.80%
Weighted average expected long-term rate of return on plan assets	7.70%	8.00%	7.40%
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

The table below presents the fair value U.K. Pension Plan assets, by investment category, as of December 31, 2011 and 2010 (in thousands of dollars):

December 31	2011	% of Total	2010	% of Total
Growth assets	$200,787	67.4%	$207,373	69.5%
Debt securities:
Government	25,115	8.4%	18,620	6.2%
Corporate	20,581	6.9%	22,800	7.6%
Index-linked	47,486	15.9%	43,946	14.7%
Total debt securities	93,182	31.3%	85,366	28.6%
Real estate mutual funds	2,325	0.8%	4,167	1.4%
Cash and cash equivalents	1,560	0.5%	1,413	0.5%
Total fair value of plan assets	$297,854		$298,319
Assets measured at fair value are classified and disclosed according to one of the following categories:

•	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

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

The table below provides fair value measurement information for the U.K. Pension Plan assets as of December 31, 2011:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Growth assets	$200,787	$142,735	$58,052	$—
Debt securities:
Government	25,115	11,087	14,028	—
Corporate	20,581	10,755	9,826	—
Index-linked	47,486	22,734	24,752	—
Total debt securities	93,182	44,576	48,606	—
Real estate mutual funds	2,325	—	2,325	—
Cash and cash equivalents	1,560	1,560	—	—
Total fair value of plan assets	$297,854	$188,871	$108,983	$—
As of December 31, 2011, the following U.K. Pension Plan assets are classified as Level 1 fair value measurements:
Growth Assets—Includes investments in publicly-traded mutual funds and other publicly-traded stocks, the fair values of which are based on exchange quoted prices in active markets.
Debt Securities—Includes investments in publicly-traded bond mutual funds and other publicly-traded bonds, the fair values of which are based on exchange quoted prices in active markets.
Cash and Cash Equivalents—Includes investments in cash and money market instruments that are highly liquid and for which book value approximates fair value.

As of December 31, 2011, the following U.K. Pension Plan assets are classified as Level 2 fair value measurements:
Growth Assets—Includes investments in pooled funds which do not have directly observable quoted market prices but for which the underlying value is determined by publicly-traded stocks that have directly observable exchange quoted prices in active markets.
Debt Securities—Includes investments in pooled funds which do not have directly observable quoted market prices but for which the underlying value is determined by publicly-traded bonds that have directly observable exchange quoted prices in active markets.
Real Estate Mutual Funds—Includes investments in real estate mutual funds, the fair value of which are based on directly and indirectly observable real estate prices, including comparable prices.
Estimated Future Benefit Payments
Estimated future benefit payments related to the U.K. Pension Plan, which reflect expected future service, as appropriate, are as follows (in thousands of dollars):

Year	Benefit Payments
2012	$8,312
2013	$7,603
2014	$7,630
2015	$8,233
2016	$8,233
2017 to 2021	$54,401
Contributions
In 2011, Sotheby’s contributed $2.9 million to the U.K. Pension Plan and expects to contribute approximately $4.3 million in 2012.

Note Q—Commitments and Contingencies
Employment Arrangements—As of December 31, 2011, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between February 2012 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual equity grants, the accelerated vesting of certain equity grants, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $20.6 million as of December 31, 2011.
Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $29.2 million as of December 31, 2011, of which $1 million is committed to an employee of Sotheby’s who is not an Executive Officer.
Tax Contingencies—Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and normally imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base is complex and requires a significant amount of judgment. During the fourth quarter of 2011, Sotheby's identified a liability associated with such taxes and recorded a charge in General and Administrative Expenses of approximately $4.9 million representing its estimate of the amounts owed for uncollected sales taxes. The ultimate tax paid in respect to this liability may be higher or lower than the amount accrued.
Legal Actions—Sotheby’s becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the matters described below. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable losses. A determination of the amount of losses, if any, to be recorded as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.
Sotheby's Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby's in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby's in the spring of 2008. Mr. Minor filed a counterclaim in that action alleging that Sotheby's had failed to disclose that the consignor of one of those paintings had an outstanding loan from Sotheby's and asserting that the sale should, therefore, be rescinded or the price of the painting reduced. In October 2008, Mr. Minor commenced a separate action in the U.S. District Court for the Northern District of California seeking recovery for alleged losses on behalf of a purported class of purchasers of properties that were subject to alleged undisclosed loans from Sotheby's. That action also asserted breaches of fiduciary duties arising from alleged art consulting advice provided to Mr. Minor by a Sotheby's employee. The California action that Mr. Minor had commenced against Sotheby's has been dismissed. In April 2009, Mr. Minor filed a motion in the New York action seeking to amend his answer and counterclaim to (i) broaden his rescission claim to cover an additional painting, (ii) add claims for alleged breach of fiduciary duty and alleged violations of a New York State consumer protection statute and (iii) seek injunctive relief. In May 2009, Sotheby's opposed that motion and, in addition, moved for summary judgment against certain of Mr. Minor's claims. In July 2009, Sotheby's moved for summary judgment against the remainder of Mr. Minor's claims, and Mr. Minor moved for summary judgment in favor of certain of his claims. In October 2009, the Magistrate Judge assigned to this action issued an opinion and order denying Mr. Minor's motion for leave to file an amended answer and counterclaim to the extent that Mr. Minor sought to assert claims for breach of fiduciary duty and violations of the New York State consumer protection statute. During the course of the litigation, Sotheby's reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby's motions for summary judgment, denied Mr. Minor's motion for partial summary judgment and entered a judgment in Sotheby's favor in the amount of $6.6 million, which was collected by Sotheby's in the second quarter of 2010. This judgment included $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby's. The judgment also included an award of attorney's fees, in an amount that the court later determined to be $2.5 million. In April 2010, Mr. Minor filed a notice of appeal of the court's order and judgment. In January 2011, Sotheby's entered into an agreement with the California Franchise Tax Board (the “CFTB”) that provides for the release by the CFTB of potential claims it might have had to the $6.6 million that Sotheby's had collected from Mr. Minor. In February 2011, Mr. Minor and Sotheby's entered into a settlement agreement pursuant to which Mr. Minor dismissed his pending appeal and agreed to pay Sotheby's an additional $2.5 million in exchange for a release by Sotheby's of the uncollected $2.5 million judgment that it has against Mr. Minor and any claim for additional attorney's fees. The total amount that Sotheby's will ultimately recover in relation to the $2.5 million settlement is uncertain. As of December 31, 2011 approximately $0.4 million of this settlement amount was paid to Sotheby's by Mr. Minor. As a result of the agreement with the CFTB in January 2011 and the February 2011 settlement with Mr. Minor, Sotheby's recognized a benefit of $3 million in its statement of operations in the first quarter of 2011. This benefit relates to interest earned on Mr. Minor's overdue balance ($2.2 million), compensation for lost auction commissions ($0.4 million) and partial reimbursement of legal fees ($0.4 million). Sotheby's is not currently aware of any other asserted claims against Mr. Minor that could compromise or adversely impact its position in any of the judgments discussed above.
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the United States District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the United States Constitution and is pre-empted by the United States Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. Sotheby's believes that there are meritorious defenses to the claims asserted by plaintiffs, and they are being vigorously defended.
(See Notes G, M and R for information on other contingencies. See Notes K, N and P for information on other commitments.)

Note R—Auction Guarantees
From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as Inventory on Sotheby's balance sheet at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory on Sotheby's balance sheet.
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
As of December 31, 2011, Sotheby’s had outstanding auction guarantees totaling $18.7 million. Each of these auction guarantees had a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids from unrelated third parties. If each of these irrevocable bids was the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $18.7 million. The property related to these auction guarantees was sold at auction in February 2012 for a sale price (including buyer's premium) which exceeded the minimum guaranteed price.
As of December 31, 2011, $7.5 million of the aggregate guaranteed amount had been advanced to the consignors and is recorded within Notes Receivable on Sotheby's balance sheet (see Note E). As of December 31, 2011 and 2010, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $0.9 million and $0.1 million, respectively, and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of February 24, 2012, Sotheby’s had outstanding auction guarantees totaling $11.5 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids from unrelated third parties. If each of these irrevocable bids is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer’s premium, would be no less than $11.5 million. The property related to these auction guarantees will be offered at auction in the second and third quarters of 2012. As of February 24, 2012, $3.5 million of the aggregate guaranteed amount had been advanced to a consignor.

Note S—Derivative Financial Instruments
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing

Sotheby's exposure to foreign currency exchange rate movements.
As of December 31, 2011, the notional value of outstanding forward exchange contracts was $22.9 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
As of December 31, 2011, the aggregate carrying value of Sotheby's outstanding forward exchange contracts was $0.3 million, which is recorded as a liability on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities. As of December 31, 2010, the aggregate carrying value of Sotheby's outstanding forward exchange contracts was $0.2 million, which is recorded as an asset on Sotheby's balance sheet within Prepaid Expenses and Other Current Assets. These carrying values reflect the aggregate fair values of the outstanding derivative instruments on each balance sheet date based on referenced market rates.

Note T—Related Party Transactions
For the year ended December 31, 2011, Sotheby’s recognized total auction and related revenues of $21.8 million related to the sale and purchase of property by related parties, representing less than 3% of total revenues for the year. As of December 31, 2011, net Accounts Receivable includes $24.4 million associated with purchases made by a related party (see Notes E and G). This $24.4 million receivable represents approximately 4% of net Accounts Receivable. As of February 22, 2012, $6.5 million of this related party receivable had been collected.

Note U—Recently Issued Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which is codified in ASC 605, Revenue Recognition. This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This update was effective starting in the first quarter of 2011 and did not impact Sotheby's financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which is codified in ASC 220, Comprehensive Income. This update eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in shareholder's equity and requires entities to report the components of comprehensive income (i.e., net income and other comprehensive income) in either: (1) a single, continuous statement of comprehensive income or (2) two separate, but consecutive, statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income and does not require incremental disclosures in addition to those already required by ASC 220. This update will be effective for Sotheby's quarterly and annual financial statements beginning in the first quarter of 2012. In the first quarter of 2012, Sotheby's will present the components of comprehensive income in two separate, but consecutive, statements.
In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which is codified in ASC 350, Intangibles - Goodwill and Other. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update will be effective for Sotheby's quarterly and annual financial statements beginning in the first quarter of 2012. Early adoption is permitted. Sotheby's did not early adopt this standard in 2011 and is currently evaluating whether to perform the qualitative assessment allowed under ASU 2011-08 beginning in 2012.

Note V—Quarterly Results (Unaudited)
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per share data)
Year Ended December 31, 2011
Net Auction Sales (a)	$597,686	$1,925,965	$207,760	$1,509,162
Income Statement Data:
Revenues:
Auction and related revenues	$110,361	$353,564	$52,916	$274,897
Finance revenues	2,915	3,184	2,923	3,016
Dealer revenues	4,615	11,642	591	4,942
License fee revenues	1,441	1,270	1,408	1,109
Other revenues	250	135	372	285
Total revenues	$119,582	$369,795	$58,210	$284,249
Net income (loss)	$2,421	$127,234	$(29,719)	$71,480
Per Share Amounts:
Basic earnings (loss) per share - Sotheby’s common shareholders	$0.04	$1.87	$(0.44)	$1.05
Diluted earnings (loss) per share - Sotheby’s common shareholders	$0.03	$1.81	$(0.44)	$1.04
Shares Outstanding:
Basic	66,968	67,405	67,410	67,342
Diluted	69,007	69,491	67,410	68,176
Year Ended December 31, 2010
Net Auction Sales (a)	$485,312	$1,349,247	$215,887	$1,594,318
Income Statement Data:
Revenues:
Auction and related revenues	$95,627	$269,801	$55,104	$310,489
Finance revenues	2,613	2,023	1,932	3,117
Dealer revenues	2,520	8,337	14,991	3,244
License fee revenues	705	1,129	941	907
Other revenues	414	120	92	203
Total revenues	$101,879	$281,410	$73,060	$317,960
Net (loss) income	$(2,177)	$86,239	$(19,361)	$96,249
Per Share Amounts:
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.03)	$1.27	$(0.29)	$1.42
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.03)	$1.26	$(0.29)	$1.38
Shares Outstanding:
Basic	65,995	66,337	66,377	66,561
Diluted	65,995	67,041	66,377	68,211
Legend :
(a) Net Auction Sales represents the hammer (sale) price of property sold at auction.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2011, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2011.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and concluded that it is effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and has expressed an unqualified opinion in their report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:     OTHER INFORMATION

On February 28, 2012, Sotheby's Board of Directors confirmed that Donald Stewart would be retiring as a director and would not be standing for re-election at the expiration of his current term in May 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sotheby's
New York, New York

We have audited the internal control over financial reporting of Sotheby's and subsidiaries (the "Company") as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2012

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference to Sotheby’s definitive proxy statement for the annual meeting of shareholders to be held in 2012 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)	__
The following consolidated financial statements and the related notes thereto of Sotheby’s and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Statements of Operations—Years ended December 31, 2011, 2010 and 2009; Consolidated Balance Sheets—December 31, 2011 and 2010; Consolidated Statements of Cash Flows—Years ended December 31, 2011, 2010 and 2009; Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2011, 2010 and 2009.

15(a)(2)	__
The following is the consolidated financial statement schedule of Sotheby’s and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.

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

10.46*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.47*	—	Sotheby’s Restricted Stock Unit Plan, (As Amended and Restated Effective As Of February 1, 2009), incorporated by reference to Exhibit 10.5 to the Company’s First Quarter Form 10-Q for 2009.

10.48*	—
Form of Performance Share Unit Agreement, adopted by the Compensation Committee of the Board of Directors of the Company on February 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 16, 2010.

10.49	—
Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.50	—
Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.51	—
Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.52	—
Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.53*	—
Sotheby’s Executive Bonus Plan (as amended and restated effective as of January 1, 2007), dated April 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.54	—
Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

10.55	—
Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

10.56	—
Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583), dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.5 to the Company’s Second Quarter Form 10-Q for 2008.

10.57	—
Issuer Warrant Transaction (Transaction Reference Number: NY-35264), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.6 to the Company’s Second Quarter Form 10-Q for 2008.

10.58	—
Issuer Warrant Transaction (Transaction Reference Number: SDB1627455582), dated June 11, 2008 between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.7 to the Company’s Second Quarter Form 10-Q for 2008.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

24	—	Powers of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(15)(b)	—	On November 14, 2011, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition” and Item 9.01, “Financial Statements and Exhibits.”

	—	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

	—	The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K.

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

SCHEDULE II
SOTHEBY’S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables (a):
2011 Allowance for doubtful accounts and credit losses	$5,687	$2,951	$388	$988	$8,038
2010 Allowance for doubtful accounts and credit losses	$6,211	$1,260	$—	$1,784	$5,687
2009 Allowance for doubtful accounts and credit losses	$11,119	$1,914	$—	$6,822	$6,211
Deferred tax assets:
2011 Valuation allowance	$19,106	$675	$—	$13,781	$6,000
2010 Valuation allowance	$19,516	$5,502	$—	$5,912	$19,106
2009 Valuation allowance	$1,328	$19,060	$—	$872	$19,516

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ WILLIAM F. RUPRECHT
William F. Ruprecht
President and Chief Executive Officer
Date: February 29, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL I. SOVERN*	Chairman of the Board	February 29, 2012
Michael I. Sovern

/s/ DEVONSHIRE*	Deputy Chairman of the Board	February 29, 2012
Duke of Devonshire

/s/ WILLIAM F. RUPRECHT	President, Chief Executive Officer and Director	February 29, 2012
William F. Ruprecht

/s/ JOHN M. ANGELO*	Director	February 29, 2012
John M. Angelo

/s/ BLAKENHAM*	Director	February 29, 2012
Michael Blakenham

/s/ DANIEL MEYER*	Director	February 29, 2012
Daniel Meyer

/s/ ALLEN QUESTROM*	Director	February 29, 2012
Allen Questrom

/s/ MARSHA SIMMS*	Director	February 29, 2012
Marsha Simms

/s/ DONALD M. STEWART*	Director	February 29, 2012
Donald M. Stewart

/s/ DIANA L. TAYLOR*	Director	February 29, 2012
Diana L. Taylor

/s/ ROBERT S. TAUBMAN*	Director	February 29, 2012
Robert S. Taubman

/s/ DENNIS M. WEIBLING*	Director	February 29, 2012
Dennis M. Weibling

/s/ JAMES MURDOCH*	Director	February 29, 2012
James Murdoch

/s/ WILLIAM S. SHERIDAN	Executive Vice President and Chief Financial Officer	February 29, 2012
William S. Sheridan

/s/ KEVIN M. DELANEY	Senior Vice President, Controller and Chief Accounting Officer	February 29, 2012
Kevin M. Delaney

/s/ WILLIAM S. SHERIDAN		February 29, 2012
*William S. Sheridan
as Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description

2.1	—
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

10.46*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.47*	—	Sotheby’s Restricted Stock Unit Plan, (As Amended and Restated Effective As Of February 1, 2009), incorporated by reference to Exhibit 10.5 to the Company’s First Quarter Form 10-Q for 2009.

10.48*	—
Form of Performance Share Unit Agreement, adopted by the Compensation Committee of the Board of Directors of the Company on February 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 16, 2010.

10.49	—
Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.50	—
Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.51	—
Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.52	—
Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.53*	—
Sotheby’s Executive Bonus Plan (as amended and restated effective as of January 1, 2007), dated April 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.54	—
Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

10.55	—
Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

10.56	—
Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583), dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.5 to the Company’s Second Quarter Form 10-Q for 2008.

10.57	—
Issuer Warrant Transaction (Transaction Reference Number: NY-35264), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.6 to the Company’s Second Quarter Form 10-Q for 2008.

10.58	—
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