Form 10-Q
period 2012-03-31
SOTHEBYS
filed 2012-05-10
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2012, there were 67,742,245 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Auction and related revenues	$97,410	$110,361
Finance revenues	3,575	2,915
Dealer revenues	2,678	4,615
License fee revenues	901	1,441
Other revenues	395	250
Total revenues	104,959	119,582
Expenses:
Direct costs of services	7,391	8,919
Dealer cost of sales	2,512	5,943
Marketing expenses	4,397	4,540
Salaries and related costs	56,226	51,958
General and administrative expenses	38,919	33,168
Depreciation and amortization expense	4,220	4,101
Total expenses	113,665	108,629
Operating (loss) income	(8,706)	10,953
Interest income	609	2,590
Interest expense	(10,108)	(10,388)
Other income	1,742	396
(Loss) income before taxes	(16,463)	3,551
Equity in earnings (losses) of investees, net of taxes	221	(99)
Income tax (benefit) expense	(5,578)	1,031
Net (loss) income	$(10,664)	$2,421
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.16)	$0.04
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.16)	$0.03
Weighted average basic shares outstanding	67,457	66,968
Weighted average diluted shares outstanding	67,457	69,007
Cash dividends paid per common share	$0.08	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net (loss) income	$(10,664)	$2,421
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $383 and $0	16,734	16,569
Other comprehensive income	16,734	16,569
Comprehensive income	$6,070	$18,990

See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	March 31, 2012	December 31, 2011	March 31, 2011

A S S E T S
Current Assets:
Cash and cash equivalents	$444,274	$890,633	$334,605
Restricted cash	5,538	28,143	9,975
Accounts receivable, net of allowance for doubtful accounts of $7,745, $7,163 and $4,496	316,339	553,502	433,619
Notes receivable, net of allowance for credit losses of $900, $875 and $868	105,246	63,501	72,065
Inventory	113,164	113,606	130,593
Deferred income taxes	14,390	16,987	10,160
Income tax receivable	16,109	3,956	20,429
Prepaid expenses and other current assets	27,585	22,968	27,324
Total Current Assets	1,042,645	1,693,296	1,038,770
Notes receivable	201,470	169,182	169,461
Fixed assets, net of accumulated depreciation and amortization of $155,610, $155,703 and $152,217	373,041	370,721	374,648
Goodwill and other intangible assets, net of accumulated amortization of $6,277, $5,995 and $6,291	14,675	14,566	15,236
Equity method investments	15,244	14,942	14,975
Deferred income taxes	41,386	43,749	34,305
Trust assets related to deferred compensation liability	46,429	42,010	42,022
Pension asset	29,564	27,194	59,660
Income tax receivable	10,119	9,665	—
Other long-term assets	13,322	14,089	14,568
Total Assets	$1,787,895	$2,399,414	$1,763,645
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$256,571	$774,535	$334,871
Convertible debt, net	—	—	181,260
Accounts payable and accrued liabilities	58,851	64,121	61,781
Accrued salaries and related costs	16,170	82,630	20,583
Accrued income taxes	6,459	33,576	17,428
Deferred income taxes	515	515	757
Other current liabilities	9,292	8,935	9,452
Total Current Liabilities	347,858	964,312	626,132
Long-term debt, net	466,492	464,552	293,881
Deferred income taxes	970	970	8,485
Accrued income taxes	18,839	19,159	4,691
Deferred compensation liability	44,860	40,092	39,932
Other long-term liabilities	6,772	6,662	7,024
Total Liabilities	885,791	1,495,747	980,145
Commitments and contingencies (see Note 8)
Shareholders’ Equity:
Common Stock, $0.01 par value	677	675	675
Authorized shares at March 31, 2012—200,000,000
Issued and outstanding shares - 67,740,599, 67,407,473 and 67,546,514
Additional paid-in capital	353,512	355,628	341,517
Retained earnings	585,099	601,282	443,687
Accumulated other comprehensive loss	(37,184)	(53,918)	(2,379)
Total Shareholders’ Equity	902,104	903,667	783,500
Total Liabilities and Shareholders’ Equity	$1,787,895	$2,399,414	$1,763,645
See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities:
Net (loss) income	$(10,664)	$2,421
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization expense	4,220	4,101
Deferred income tax expense	3,396	8,556
Share-based payments	4,920	4,730
Net pension benefit	(676)	(1,392)
Asset provisions	1,499	3,277
Amortization of debt discount	2,820	2,851
Excess tax benefits from share-based payments	(3,302)	(7,242)
Other	88	311
Changes in assets and liabilities:
Accounts receivable	237,328	262,813
Due to consignors	(532,828)	(349,484)
Inventory	(1,898)	(4,072)
Prepaid expenses and other current assets	(2,904)	(10,044)
Other long-term assets	(3,514)	(1,641)
Income tax receivable and deferred income tax assets	(7,515)	(6,092)
Accrued income taxes and deferred income tax liabilities	(28,977)	(23,528)
Accounts payable and accrued liabilities and other liabilities	(69,592)	(64,306)
Net cash used by operating activities	(407,599)	(178,741)
Investing Activities:
Funding of notes receivable	(90,853)	(47,435)
Collections of notes receivable	36,608	84,393
Capital expenditures	(5,457)	(5,325)
Proceeds from the sale of land and buildings	714	—
Distributions from equity investees	100	—
Decrease in restricted cash	23,936	9,273
Net cash (used) provided by investing activities	(34,952)	40,906
Financing Activities:
Dividends paid	(5,519)	(3,451)
Repayments of York Property Mortgage	(805)	(566)
Proceeds from exercise of employee stock options	—	25
Excess tax benefits from share-based payments	3,302	7,242
Funding of employee tax obligations upon the vesting of share-based payments	(11,295)	(18,374)
Net cash used by financing activities	(14,317)	(15,124)
Effect of exchange rate changes on cash and cash equivalents	10,509	3,901
Decrease in cash and cash equivalents	(446,359)	(149,058)
Cash and cash equivalents at beginning of period	890,633	483,663
Cash and cash equivalents at end of period	$444,274	$334,605

See accompanying Notes to Condensed Consolidated Financial Statements

6#

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading and that all adjustments necessary for a fair statement of results are reflected in the interim periods presented. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2011 Annual Report on Form 10-K.
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
3. (Loss) Earnings Per Share
Basic (loss) earnings per share—Basic (loss) earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's participating securities include unvested restricted stock units, which have non-forfeitable rights to dividends.
Diluted (loss) earnings per share—Diluted (loss) earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic (loss) earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby's potential common shares include the following:

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

•
In reporting periods during which the average price of Sotheby's Common Stock exceeds the $34 per share conversion price of its 3.125% Convertible Notes (the “Convertible Notes”), the net shares that would be delivered to settle the conversion premium assuming all of the Convertible Notes are redeemed. (See Note 6 for detailed information related to the Convertible Notes.)

•
In reporting periods during which the average price of Sotheby's Common Stock exceeds the $44.905 per share exercise price of the warrants that were sold in conjunction with the issuance of the Convertible Notes (the “Warrants”), the net shares that would be delivered to settle the Warrants as calculated under the treasury stock method. (See Note 6 for detailed information related to the Warrants.)

7#

For the three months ended March 31, 2012, 2.3 million potential common shares related to share-based payments to employees were excluded from the computation of diluted loss per share because Sotheby's reported a net loss for the period and, therefore, their inclusion in the computation would be anti-dilutive. For the three months ended March 31, 2011, 0.9 million potential common shares related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not met as of the balance sheet date.

The table below summarizes the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2012 and 2011 (in thousands of dollars, except per share amounts):

Three Months Ended March 31,	2012	2011
Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(10,664)	$2,421
Less: Net income attributable to participating securities	N/A	53
Net (loss) income attributable to Sotheby’s common shareholders	$(10,664)	$2,368
Denominator:
Weighted average common shares outstanding	67,457	66,968
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.16)	$0.04
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(10,664)	$2,421
Less: Net income attributable to participating securities	N/A	53
Net (loss) income attributable to Sotheby’s common shareholders	$(10,664)	$2,368
Denominator:
Weighted average common shares outstanding	67,457	66,968
Weighted average dilutive potential common shares outstanding:
Convertible Notes	N/A	1,475
Performance share units	N/A	240
Non-employee director share deferrals	N/A	148
Stock options	N/A	114
Warrants	N/A	62
Weighted average dilutive potential common shares outstanding	N/A	2,039
Denominator for calculation of diluted (loss) earnings per share	67,457	69,007
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.16)	$0.03

8#

4. Segment Reporting
Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

Three Months Ended March 31, 2012	Auction	Finance	Dealer	All Other	Reconciling items	Total
Revenues	$97,410	$4,986	$2,678	$1,296	$(1,411)	$104,959
Segment (loss) income before taxes	$(19,479)	$3,631	$(957)	$743	$(401)	$(16,463)
Three Months Ended March 31, 2011
Revenues	$110,361	$4,285	$4,615	$1,691	$(1,370)	$119,582
Segment income (loss) before taxes	$1,135	$3,438	$(2,481)	$1,280	$179	$3,551
The reconciling item related to Revenues represents charges from the Finance segment to the Auction segment for short-term, interest-free or other below market consignor advances with maturities typically ranging between 3 and 6 months (see Note 5). The reconciling item related to segment (loss) income before taxes represents Sotheby's pre-tax share of (earnings) losses related to its equity investees. Such earnings (losses) are included in the table above in the results of the Dealer segment, but are presented net of taxes in the Condensed Consolidated Statements of Operations.
The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands of dollars):

	March 31, 2012	December 31, 2011	March 31, 2011
Auction	$1,299,804	$2,005,177	$1,356,832
Finance	303,499	225,244	233,632
Dealer	101,955	93,588	107,040
All Other	633	1,048	1,247
Total segment assets	1,705,891	2,325,057	1,698,751
Unallocated amounts:
Deferred tax assets and income tax receivable	82,004	74,357	64,894
Consolidated assets	$1,787,895	$2,399,414	$1,763,645

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

9#

Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. However, on a limited basis and subject to approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of March 31, 2012, net Accounts Receivable of $316.3 million includes $53.1 million related to situations in which the buyer has taken possession of the property before making payment to Sotheby’s. Included in the $53.1 million is $17.3 million associated with purchases made by a related party (see Note 12). The related party is an affiliate of Sotheby's partner in an equity method investment. As of May 1, 2012, the entire amount of this related party receivable had been collected.
Management believes that adequate allowances have been established to provide for probable losses on any Accounts Receivable balances.
Notes Receivable—As of March 31, 2012, December 31, 2011 and March 31, 2011, Notes Receivable consisted of the following (in thousands of dollars):

	March 31, 2012	December 31, 2011	March 31, 2011
Finance segment:
Secured loans	$294,646	$223,029	$229,384
Auction segment:
Consignor advances	3,523	7,512	10,000
Unsecured loan	2,142	2,142	2,142
Dealer segment:
Secured loan	6,405	—	—
Total notes receivable	$306,716	$232,683	$241,526
Notes Receivable (Finance Segment)—Through its Finance segment, Sotheby’s provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will typically occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction consignments. In certain situations, term loans are also made to refinance clients' auction and private sale purchases. For the three months ended March 31, 2012 and 2011, Sotheby's issued $21.7 million and $1 million, respectively, of such term loans. These loans are accounted for as non-cash transfers between Accounts Receivable and Notes Receivable and are, therefore, not classified in the statement of cash flows as Cash Used By Investing Activities. Upon repayment, the cash received upon settlement of the loan is classified in the statement of cash flows as Cash Provided By Operating Activities.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations with competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.
The target loan-to-value (“LTV”) ratio, which is defined as principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are sometimes made at an initial LTV ratio higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposal plans for the collateral.

10#

Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. The table below provides information regarding the LTV ratio of Finance segment secured loans as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands of dollars):

	March 31, 2012	December 31, 2011	March 31, 2011
Aggregate LTV ratio of Finance segment secured loans	44%	42%	41%
Finance segment secured loans with an LTV above 50%	$188,172	$134,300	$115,200
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$308,659	$225,200	$181,000
From 2009 through March 31, 2012, Sotheby’s recognized $0.1 million of cumulative losses related to specific impaired Finance segment secured loans. The table below provides other credit quality information regarding Finance segment secured loans as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands of dollars):

	March 31, 2012	December 31, 2011	March 31, 2011
Total secured loans	$294,646	223,029	$229,384
Loans past due	$2,148	5,388	$22,020
Loans more than 90 days past due accruing interest	$1,437	1,287	$18,164
Non-accrual loans	$—	—	$892
Impaired loan	$—	—	$—
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	—	$—
Allowance for credit losses based on historical data	900	875	868
Total allowance for credit losses - secured loans	$900	875	$868
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of March 31, 2012, $2.1 million of the net notes receivable balance was considered to be past due, of which $1.4 million was more than 90 days past due and still accruing interest. The collateral related to these secured loans has low auction estimates of approximately $15.7 million and $14.7 million, respectively. In consideration of the collateral related to these loans, current collateral disposal plans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
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
During the period January 1, 2011 to March 31, 2012, activity related to the allowance for credit losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2011	$971
Change in loan loss provision	41
Write-offs	(137)
Allowance for credit losses at December 31, 2011	875
Change in loan loss provision	25
Allowance for credit losses as of March 31, 2012	$900

11#

Finance segment loans are predominantly variable interest rate loans; however, short-term, interest-free advances with maturities typically ranging between three and six months are provided to certain consignors in order to secure high-value property for auctions and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. For the three months ended March 31, 2012 and 2011, the weighted average interest rates earned on Notes Receivable were 5.5% and 4.6%, respectively. The carrying value of the Finance segment loan portfolio approximates its fair value.
As of March 31, 2012, loans to two borrowers totaling $49.4 million and $35.1 million comprised approximately 16% and 11% of the net Notes Receivable balance, respectively.

Notes Receivable (Auction Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to auction. Such Auction segment consignor advances are recorded on Sotheby's balance sheet within Notes Receivable. As of March 31, 2012, December 31, 2011 and March 31, 2011, auction guarantee advances totaled $3.5 million, $7.5 million and $10 million, respectively (see Note 9). On rare occasions, in order to attract future consignments, Sotheby’s also makes unsecured loans to clients. As of March 31, 2012, December 31, 2011 and March 31, 2011, such unsecured loans totaled $2.1 million.
Notes Receivable (Dealer Segment)—From time to time, Sotheby's Dealer segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, the Dealer segment acquires a partial ownership interest in the purchased property. Upon its eventual sale, any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of March 31, 2012, Notes Receivable included one such loan of $6.4 million. As of December 31, 2011 and March 31, 2011, there were no such loans outstanding.

6. Debt
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
The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”) and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, subject to Lenders' approval, an increase to the facility by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is calculated primarily based upon the level of Sotheby's loan portfolio and art inventory balances. In addition, up to $10 million of the borrowing capacity under the Revolving Credit Facility may be used to issue letters of credit. As of March 31, 2012, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $144.8 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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

12#

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
The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2012.
The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby's meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby's 3.125% Convertible Notes are converted or discharged (see "Convertible Notes" below). Management expects to meet these liquidity requirements throughout this period.
Sotheby’s has incurred approximately $9.9 million in life-to-date fees related to the Credit Agreement, as amended, which are being amortized on a straight-line basis to Interest Expense over the term of the facility. Additionally, Sotheby's is charged commitment fees of 0.625% per year for undrawn amounts committed under the Revolving Credit Facility.
Long-Term Debt—As of March 31, 2012, December 31, 2011 and March 31, 2011, Long-Term Debt consisted of the following (in thousands of dollars):

	March 31, 2012	December 31, 2011	March 31, 2011
York Property Mortgage, net of unamortized discount of $11,584, $12,475 and $15,148	$218,113	$218,027	$217,865
Senior Notes, net of unamortized discount of $717, $755 and $864	79,254	79,216	79,107
Convertible Notes, net of unamortized discount of $9,692, $11,583 and $18,740	172,176	170,285	181,260
Less current portion:
York Property Mortgage	(3,051)	(2,976)	(3,091)
Convertible Notes	—	—	(181,260)
Total	$466,492	$464,552	$293,881
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
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense over the remaining expected term of the loan. As of March 31, 2012, the fair value of the York Property Mortgage was approximately $236 million and is based on a present value calculation utilizing an interest rate obtained from a third party source.

13#

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
Through March 31, 2012, Sotheby's had repurchased an aggregate principal amount of $70 million of its Senior Notes for an aggregate purchase price of $65.3 million. These repurchases have resulted in a life-to-date non-cash net gain of approximately $2.5 million, net of fees, consisting of a $7.8 million gain recognized in the fourth quarter of 2008, a $1 million gain recognized in the first quarter of 2009 and a $6.3 million loss recognized in the fourth quarter of 2010. There were no Senior Notes repurchases in 2011 or during the current year-to-date period. As of March 31, 2012, the $80 million principal amount of Senior Notes that remain outstanding had a fair value of approximately $86.4 million based on a broker quoted price.
Convertible Notes—On June 17, 2008, Sotheby's issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Each of Sotheby's existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the Credit Agreement, as amended. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby's may not redeem the Convertible Notes prior to their stated maturity date. As of March 31, 2012, the $181.9 million principal amount of Convertible Notes that remain outstanding had a fair value of $231.8 million based on a broker quoted price.
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
The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted under certain conditions, including, if during any fiscal quarter (and only during such fiscal quarter), the closing price of Sotheby's Common Stock exceeds $44.20 per share (i.e., 130% of the Conversion Price) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). Upon conversion, Sotheby's will pay or deliver, as the case may be, cash, shares of Common Stock, or a combination thereof, at its election. It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash. Additionally, depending on the level of available cash and liquidity, as well as the amount of conversion requests received at any one time, Sotheby's may elect to settle the entire conversion obligation (i.e., the principal amount redeemed plus any conversion premium) in cash.
On April 1, 2011, the trustee for the Convertible Notes notified bondholders that the Convertible Notes would be convertible at their option for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the closing price of Sotheby's Common Stock exceeding $44.20 for 20 trading days in the 30 consecutive trading days ending on March 31, 2011. As such, the entire carrying value of the unamortized Convertible Notes ($181.3 million) was included in Current Liabilities on Sotheby's balance sheet as of March 31, 2011.
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

14#

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
As a result of the cash settlement of the June 2011 conversion requests, $8.2 million ($5.4 million, net of taxes) of the amount originally attributed to the embedded conversion option and recorded in Shareholders' Equity no longer met the conditions for equity classification as of June 30, 2011. As a result, this amount was reclassified to Other Current Liabilities in Sotheby's June 30, 2011 balance sheet and was subsequently settled in August 2011.
As of March 31, 2012, the unamortized discount related to the Convertible Notes was $9.7 million and the carrying value of the embedded conversion option recorded in Shareholders' Equity was $30 million ($15.3 million, net of taxes). As of March 31, 2012, management evaluated the remaining embedded conversion option and concluded that it continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining embedded conversion option was not remeasured as of March 31, 2012 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
The Stock Price Trigger inherent in the Convertible Notes has not been met since March 31, 2011. Therefore, as of March 31, 2012 and December 31, 2011, the entire carrying value of the Convertible Notes ($172.2 million and $170.3 million, respectively) is reflected within Long-Term Debt on Sotheby's balance sheet. Additionally, any conversion requests received on or after March 15, 2013 would be settled during a period that is greater than one year from the current balance sheet date.
Convertible Note Hedges and Warrant Transactions —On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby's entered into convertible note hedge transactions (the “Convertible Note Hedges”) that allow Sotheby's to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the Conversion Price of the Convertible Notes. The Convertible Note Hedges will cover, subject to customary anti-dilution adjustments, approximately 5.3 million shares of Sotheby's Common Stock. The Convertible Note Hedges may be settled in cash, Sotheby's Common Stock, or a combination thereof, and are intended to offset the impact of any conversion premium upon potential future conversions of the Convertible Notes. In the event that Sotheby's elects to settle the conversion premium related to any Convertible Note redemptions in cash, the Convertible Note Hedges allow Sotheby's to recover this amount in cash. In the event that Sotheby's elects to settle the conversion premium related to any Convertible Note redemptions in shares of its Common Stock, the Convertible Note Hedges offset the dilutive impact of any shares issued. The Convertible Note Hedges expire upon the maturity of the Convertible Notes.
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
The Convertible Note Hedges initially met the conditions for equity classification and, as a result, in June 2008, the related $40.6 million cost ($22.5 million, net of taxes) was recorded on Sotheby's balance sheet as a component of Additional Paid-In Capital within Shareholders' Equity. As a result of the cash settlement of the Convertible Note Hedges exercised in June 2011, $8.2 million ($5.3 million, net of taxes) of the amount originally recorded in Shareholders' Equity no longer met the conditions for equity classification as of June 30, 2011. As a result, this amount was reclassified in Sotheby's June 30, 2011 balance sheet to Other Current Assets and was subsequently settled in August 2011.
As of March 31, 2012, the carrying value of the Convertible Note Hedges recorded in Shareholders' Equity was $32.4 million ($17.2 million, net of taxes). As of March 31, 2012, management evaluated the remaining Convertible Note Hedges and concluded that they continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining Convertible Note Hedges was not remeasured as of March 31, 2012 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.

15#

On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock at $44.905 per share that may only be exercised beginning on the June 15, 2013 maturity date of the Convertible Notes. As of June 11, 2008, the Warrants met all of the applicable criteria for equity classification and, as a result, the $22.3 million in net proceeds received from the sale of the Warrants was recorded on Sotheby's balance sheet within Additional Paid-In Capital in Shareholders' Equity. As of March 31, 2012, management evaluated the Warrants and concluded that they should not be accounted for separately as a derivative financial instrument because they continue to be indexed to Sotheby's Common Stock. Accordingly, the $22.3 million in net proceeds received from the sale of the Warrants remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
Future Principal and Interest Payments—As of March 31, 2012, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

April 2012 to March 2013	$26,551
April 2013 to March 2014	206,927
April 2014 to March 2015	22,202
April 2015 to March 2016	306,604
Thereafter	—
Total future principal and interest payments	$562,284
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances.
Interest Expense—For the three months ended March 31, 2012 and 2011, Interest Expense consisted of the following (in thousands of dollars):

Three Months Ended March 31,	2012	2011
Revolving credit facility:
Amortization of amendment and arrangement fees	$429	$445
Commitment fees	312	306
Sub-total	741	751
York Property Mortgage	4,182	4,188
Senior Notes	1,587	1,584
Convertible Notes	3,311	3,488
Other interest expense	287	377
Total interest expense	$10,108	$10,388
Other interest expense consists primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.
For the three months ended March 31, 2012 and 2011, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

Three Months Ended March 31,	2012	2011
Contractual coupon interest expense	$1,420	$1,563
Discount amortization	1,891	1,925
Total	$3,311	$3,488

16#

7. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). For the three months ended March 31, 2012 and 2011, the components of the net pension benefit related to the U.K. Pension Plan are (in thousands of dollars):

Three Months Ended March 31,	2012	2011
Service cost	$926	$1,002
Interest cost	3,256	3,409
Expected return on plan assets	(4,858)	(5,803)
Net pension benefit	$(676)	$(1,392)
In 2012, Sotheby’s expects to contribute approximately $4.3 million to the U.K. Pension Plan, of which $0.7 million was contributed through March 31, 2012.

8. Commitments and Contingencies
Employment Arrangements—As of March 31, 2012, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between June 2012 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual share-based payments, the accelerated vesting of certain share-based payments, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $16.6 million as of March 31, 2012.
Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $30.5 million as of March 31, 2012, of which $1 million is committed to an employee of Sotheby’s who is not an Executive Officer.
Tax Contingencies—Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and normally imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base is complex and requires a significant amount of judgment. As of March 31, 2012, the total liability related to such tax contingencies was $5.4 million, consisting of charges recorded to General and Administrative Expenses of $4.9 million in the fourth quarter of 2011 and $0.5 million in the first quarter of 2012 representing Sotheby's estimate of the amounts owed for uncollected sales taxes. The ultimate tax paid in respect to this liability may be higher or lower than the amount accrued.
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

17#

Sotheby's Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby's in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby's in the spring of 2008. Mr. Minor filed a counterclaim in that action.
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
As of March 31, 2012, approximately $0.4 million of the $2.5 million settlement amount was paid by Mr. Minor and has been recognized in Sotheby's financial statements. It is uncertain how much of the remaining $2.1 million owed under the settlement will be paid and, as a result, this amount has not been recognized in Sotheby's financial statements.
Sotheby's is not currently aware of any other asserted claims against Mr. Minor that could compromise or adversely impact its position in any of the judgments discussed above.
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the United States District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the United States Constitution and is pre-empted by the United States Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012 and the parties are awaiting the court's ruling on the motion. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. Sotheby's believes that there are meritorious defenses to the claims asserted by plaintiffs, and they are being vigorously defended.
(See Notes 5, 9 and 11 for information on other contingencies. See Notes 6 and 7 for information on other commitments.)
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

18#

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
As of March 31, 2012, Sotheby’s had outstanding auction guarantees totaling $32.6 million. The minimum guaranteed price for each of these auction guarantees is below or within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids. If each of these irrevocable bids is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $32.6 million. The counterparty to one of these irrevocable bids is an affiliate of Sotheby's partner in an equity method investment, a related party. The property underlying a substantial portion of these auction guarantees was sold in the second quarter of 2012 prior to the filing of this report, including the property subject to the irrevocable bid by a related party. The related party was not the winning bidder for the property. The remaining property yet to be offered under these auction guarantees will be offered at auction during the second and third quarters of 2012.
As of March 31, 2012, $3.5 million of the aggregate guaranteed amount had been advanced to a consignor and is recorded within Notes Receivable on Sotheby's balance sheet (see Note 5). As of March 31, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $1.5 million and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of May 3, 2012, Sotheby’s had outstanding auction guarantees totaling $13.9 million. Each of these auction guarantees has a minimum guaranteed price that is below or within the range of the pre-sale auction estimates for the underlying property. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids. If each of these irrevocable bids is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer’s premium, would be no less than $13.9 million. As of May 3, 2012, $12.6 million of the aggregate guaranteed amount had been advanced to consignors. The property related to these auction guarantees has sold or is expected to be sold at auction in the second and third quarters of 2012.
10. Share-Based Payments and Dividends
Share-Based Payments—Share-based payments to employees include performance-based stock awards, shares of restricted stock, restricted stock units and stock options. Each of these share-based payments are explained in more detail below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the statements of operations. For the three months ended March 31, 2012 and 2011, compensation expense related to share-based payments was as follows (in thousands of dollars):

Three Months Ended March 31,	2012	2011
Pre-Tax	$4,920	$4,730
After-Tax	$3,737	$3,534

19#

For the three months ended March 31, 2012 and 2011, Sotheby's realized $3.3 million and $7.2 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in the financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the balance sheet as an increase to Additional Paid-in Capital and are classified in the statement of cash flows as Cash Provided by Financing Activities.
As of March 31, 2012, unrecognized compensation expense related to the unvested portion of share-based payments was $38.7 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 3.5 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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
In February 2012, Sotheby's issued 716,798 PSU's with a fair value of approximately $27.5 million as follows: (i) 609,573 PSU's with a fair value of $23.4 million related almost entirely to Sotheby's incentive compensation programs and (ii) 107,225 PSU's with a fair value of $4.1 million issued to William F. Ruprecht, Sotheby's President and Chief Executive Officer, in relation to his September 2010 employment agreement.
Summary of Restricted Stock, RSU’s and PSU’s—For the three months ended March 31, 2012, changes to the number of outstanding Restricted Stock shares, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock Shares, RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,990	$23.89
Granted	717	$38.40
Vested	(738)	$20.76
Canceled	(17)	$21.45
Outstanding at March 31, 2012	1,952	$30.39
The aggregate fair value of Restricted Stock and RSU’s that vested during the three months ended March 31, 2012 and 2011 was $28.1 million and $44.9 million, respectively, based on the closing stock price on the dates the shares vested. As of March 31, 2012, 1.2 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over 4 years and expire 10 years after the date of grant. As of March 31, 2012, 35,000 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.

20#

For the three months ended March 31, 2012, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	392	$21.94
Exercised	(33)	$22.11
Outstanding at March 31, 2012	359	$21.92	7.8	$6,255
Exercisable at March 31, 2012	110	$21.50	7.6	$1,963
The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $0.5 million and $2.9 million, respectively. The entire amount of cash received from stock options exercised in the first quarter of 2012 was received in April 2012 ($0.7 million). Almost the entire portion of cash received from stock options exercised in the first quarter of 2011 was received in April 2011 ($2.5 million). For the three months ended March 31, 2012 and 2011, the related excess tax benefit realized from the exercise of stock options was $0.1 million and $0.7 million, respectively.
Noortman Master Paintings (“NMP”)—On June 7, 2006, Sotheby's entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby's acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby's paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby's Common Stock. Pursuant to the Purchase Agreement, if NMP failed to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration would be returned to Sotheby's. In the first quarter of 2011, Sotheby's recognized a $0.8 million benefit to share-based payments within Salaries and Related Costs due to an increase in the number of shares expected at that time to be transferred back to Sotheby's in June 2011.
Dividends—During the three months ended March 31, 2012, Sotheby’s paid dividends of $5.5 million. On May 8, 2012, Sotheby’s Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.5 million) to be paid to shareholders of record as of June 1, 2012 on June 15, 2012.
The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.
11. Uncertain Tax Positions
As of March 31, 2012, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $34.3 million, representing a decrease of $0.4 million when compared to December 31, 2011. As of March 31, 2011, Sotheby’s liability for unrecognized tax benefits was $29.8 million. As of March 31, 2012 and 2011, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $17.6 million and $15.0 million, respectively.
Sotheby’s believes it is reasonably possible that a decrease of $3.7 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2012 balance sheet date as a result of the expiration of the statute of limitations and expected settlements of currently ongoing tax audits.

21#

Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions, and as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby's U.S. federal and various state and foreign tax returns are currently under examination by taxing authorities. Sotheby's tax years that are open for audit for federal purposes and major state, local and foreign jurisdictions are as follows:
Federal:

•	2008 to 2011
Major state and local jurisdictions:

•	New York State: 2007 to 2011

•	New York City: 2007 to 2011
Major foreign jurisdictions:

•	Hong Kong: 2005 to 2011

•	U.K.: 2006 to 2011
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties increased by $0.1 million for the three months ended March 31, 2012.
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

12. Related Party Transactions
For the three months ended March 31, 2012, Sotheby’s recognized total auction and related revenues of $0.2 million related to the sale and purchase of property by related parties, representing less than 1% of total revenues for the period. As of March 31, 2012, net Accounts Receivable includes $17.3 million associated with purchases made by a related party in the fourth quarter of 2011, representing approximately 5% of net Accounts Receivable. The related party is an affiliate of Sotheby's partner in an equity method investment. As of May 1, 2012, the entire amount of this related party receivable had been collected.
(See Note 9 for information regarding an irrevocable bid arrangement with a related party.)
13. Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which is codified in Accounting Standards Codification 350, Intangibles - Goodwill and Other. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update became effective for Sotheby's quarterly and annual financial statements beginning in the first quarter of 2012. Early adoption was permitted. Sotheby's did not early adopt this standard in 2011 and is currently evaluating whether to perform the qualitative assessment allowed under ASU 2011-08 in 2012 as part of its annual goodwill impairment test to be conducted in the fourth quarter of 2012.

22#

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
Use of Non-GAAP Financial Measures
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. Net Liquidity, as presented in MD&A under “Key Performance Indicators,” is a supplemental financial measure that is not required by or presented in accordance with GAAP. Net Liquidity should not be considered as an alternative to cash and cash equivalents as reported in accordance with GAAP.
Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming all accounts receivable were collected and all consignor payables, current accrued liabilities and the current portion of long-term debt were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of available short-term liquidity, excluding available borrowings under Sotheby's revolving credit facility, in consideration of the fact that Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. A reconciliation of Net Liquidity to cash and cash equivalents reported in accordance with GAAP is presented below under “Reconciliation of Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.
Overview
As discussed above, due to the seasonality of the auction business, first quarter results typically reflect a net loss. Accordingly, in the first quarter of 2012, Sotheby’s reported a net loss of ($10.7) million as compared to net income of $2.4 million in the prior year, which was only the company's third profitable first quarter since 1990.
The unfavorable comparison to the prior year is primarily attributable to lower auction commission revenues resulting from a $172 million (29%) decrease in Net Auction Sales. In 2011, Sotheby’s had unusually strong first quarter auction sales, led by the exceptional single-owner auction, Looking Closely: A Private Collection, which alone totaled $132 million in Net Auction Sales. To a lesser extent, the unfavorable comparison to the prior year is due to a higher level of compensation-related costs and general and administrative expenses, as well as a non-recurring $3 million recovery recognized in the first quarter of 2011 resulting from the favorable resolution of a legal matter (see Note 8 of Notes to Condensed Consolidated Financial Statements). These factors are partially offset by an improvement in Auction Commission Margin (from 16.4% to 18.1% ) and an 85% increase in private sale commission revenues.
See the discussion below for greater detail on the significant factors impacting Sotheby’s results for the three months ended March 31, 2012 and the comparison to the prior period.
Outlook
To date, 2012 auction sales have performed in line with pre-sale expectations as demand in the global art market continues to be strong. Sotheby's first half Net Auction Sales are likely to be lower than the levels achieved in the first half of 2011, as prior year results included strong results from a number of significant single-owner collections. Additionally, the environment for high-value consignments remains very competitive, with such consignments often earning fractional auction commission margins. Management remains confident in the global art market and is continuing with measured investments in the strategic initiatives that are vital to Sotheby's future.
(See statement on Forward Looking Statements. In addition, the art market has historically been cyclical; please refer to Item 1A, Risk Factors, which summarizes the factors that could significantly influence and cause variability in Sotheby's operating results and liquidity.)

23#

Results of Operations for the Three Months Ended March 31, 2012 and 2011
The table below presents a summary of Sotheby’s results of operations for the three months ended March 31, 2012 and 2011, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended March 31,	2012	2011	$ Change	% Change
Revenues:
Auction and related revenues	$97,410	$110,361	$(12,951)	(11.7)%
Finance revenues	3,575	2,915	660	22.6%
Dealer revenues	2,678	4,615	(1,937)	(42.0)%
License fee revenues	901	1,441	(540)	(37.5)%
Other revenues	395	250	145	58.0%
Total revenues	104,959	119,582	(14,623)	(12.2)%
Expenses	113,665	108,629	(5,036)	(4.6)%
Operating (loss) income	(8,706)	10,953	(19,659)	*
Net interest expense	(9,499)	(7,798)	(1,701)	(21.8)%
Other income	1,742	396	1,346	*
(Loss) income before taxes	(16,463)	3,551	(20,014)	*
Equity in earnings (losses) of investees, net of taxes	221	(99)	320	*
Income tax (benefit) expense	(5,578)	1,031	6,609	*
Net (loss) income	$(10,664)	$2,421	$(13,085)	*
Key Performance Indicators:
Aggregate Auction Sales (a)	$502,141	$700,516	$(198,375)	(28.3)%
Net Auction Sales (b)	$425,829	$597,686	$(171,857)	(28.8)%
Items sold at auction with a hammer (sale) price greater than $1 million	78	101	(23)	(22.8)%
Total hammer (sale) price of individual items sold at auction with a price greater than $1 million	$228,351	$349,754	$(121,403)	(34.7)%
Auction Commission Margin (c)	18.1%	16.4%	N/A	10.3%
Private Sales (d)	$186,687	$104,541	$82,146	78.6%
Consolidated Sales (e)	$691,506	$809,672	$(118,166)	(14.6)%
Direct Costs as a percentage of Net Auction Sales	1.7%	1.5%	N/A	13.3%
Average Loan Portfolio (f)	$255,751	$230,595	$25,156	10.9%
Net Liquidity (g) (h)	$418,808	$152,824	$265,984	*

Legend:
*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.
(f)	Represents the average loan portfolio of Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.
(h)
Represents the amount of cash and cash equivalents that would remain assuming all accounts receivable were collected and that all consignor payables, accounts payable, current accrued liabilities and the current portion of long-term debt were paid as of each balance sheet date.

24#

Revenues
For the three months ended March 31, 2012 and 2011, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended March 31,	2012	2011	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$76,858	$97,831	$(20,973)	(21.4)%
Private sale commission revenues	15,279	8,268	7,011	84.8%
Principal activities	269	214	55	25.7%
Other auction and related revenues*	5,004	4,048	956	23.6%
Total auction and related revenues	97,410	110,361	(12,951)	(11.7)%
Other revenues:
Finance revenues	3,575	2,915	660	22.6%
Dealer revenues	2,678	4,615	(1,937)	(42.0)%
License fee revenues	901	1,441	(540)	(37.5)%
Other	395	250	145	58.0%
Total other revenues	7,549	9,221	(1,672)	(18.1)%
Total revenues	$104,959	$119,582	$(14,623)	(12.2)%
* Principally includes commissions and other fees earned on sales brokered by third-parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues.
Auction and Related Revenues
For the three months ended March 31, 2012, auction and related revenues decreased $13 million (12%) due to a lower level of auction commissions partially offset by a significant increase in private sale commissions.
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
For the three months ended March 31, 2012, auction commission revenues decreased $21 million (21%) due to a 29% decrease in Net Auction Sales, partially offset by a significant improvement in Auction Commission Margin. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.
Net Auction Sales—For the three months ended March 31, 2012, Net Auction Sales decreased $171.9 million (29%) primarily due to the following factors:

•
A $111 million (33%) decrease in sales of Impressionist and Contemporary Art in London. First quarter 2011 results include the exceptional single-owner sale of Modern and Contemporary art, Looking Closely: A Private Collection, which totaled $132 million.

•	A $35 million (38%) decrease in sales of Old Master Paintings in New York.

•
A $23 million decrease in sales of Asian Art in New York, primarily attributable to $44 million in single-owner sales in the prior period that were not repeated. The impact of these single-owner sales was partially offset by a $21 million increase in various-owner sales due to the addition of a Classical Chinese Paintings sale in the current period.

25#

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
Auction Commission Margin may also be adversely impacted by the use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its auction commission. Also, in situations when guaranteed property sells for less than the guaranteed price, all or a portion of Sotheby's auction commissions are used to reduce the principal loss on the transaction. (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information on Sotheby's use of auction guarantees.)
For the three months ended March 31, 2012, Auction Commission Margin improved from 16.4% to 18.1%. This improvement is primarily attributable to the sales mix, as there was a decrease in the number of lots sold in the upper price bands of Sotheby's buyer's premium rate structure, including a 23% decrease in the number of lots sold with a hammer (sale) price over $1 million. Also contributing to the improvement in Auction Commission Margin is an increase in the average seller's commission rate earned in the current period and a lower level of shared auction commissions.
Private Sale Commission Revenues—For the three months ended March 31, 2012, private sale commission revenues improved by $7 million (85%) primarily due to increased sales of high value property. Private sales continue to be a strategic focus for management and have become increasingly important to Sotheby’s overall financial performance.
Finance Revenues
For the three months ended March 31, 2012, Finance revenues increased $0.7 million (23%) principally due to a $25 million (11%) increase in the average loan portfolio balance during the period primarily attributable to the increased demand for art-related financing associated with traditional client liquidity needs, as well as the improved global reach of Sotheby's art-financing business. Also favorably impacting the comparison to the prior year is $0.2 million in interest income realized in the first quarter of 2012 that was previously considered to be uncollectible. (See Note 5 of Notes to Condensed Consolidated Financial Statements).
(Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

26#

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
The table below summarizes Dealer revenues, cost of sales and gross profit (loss) for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended March 31,	2012	2011	$ Change	% Change
Dealer revenues	$2,678	$4,615	$(1,937)	(42.0)%
Dealer cost of sales	(2,512)	(5,943)	3,431	57.7%
Dealer gross profit (loss)	$166	$(1,328)	$1,494	*
* Represents a change in excess of 100%
The improvement in Dealer segment results is attributable to a significantly lower level of inventory writedowns in the current period partially offset by lower gross profit earned on NMP sales For the three months ended March 31, 2012 and 2011, Dealer inventory writedowns totaled $0.2 million and $2.6 million, respectively.
Expenses
For the three months ended March 31, 2012 and 2011, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended March 31,	2012	2011	$ Change	% Change
Direct costs of services	$7,391	$8,919	$1,528	17.1%
Dealer cost of sales	2,512	5,943	3,431	57.7%
Marketing expenses	4,397	4,540	143	3.1%
Salaries and related costs	56,226	51,958	(4,268)	(8.2)%
General and administrative expenses	38,919	33,168	(5,751)	(17.3)%
Depreciation and amortization expense	4,220	4,101	(119)	(2.9)%
Total expenses	$113,665	$108,629	$(5,036)	(4.6)%
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
For the three months ended March 31, 2012, direct costs of services decreased $1.5 million (17%) principally due to a substantially lower level of single-owner sales when compared to the prior period. In particular, prior period results include costs related to the promotion of the exceptional single-owner sale of Modern and Contemporary Art, Looking Closely: A Private Collection, for which there was no comparable event in the current period.

27#

Salaries and Related Costs
For the three months ended March 31, 2012 and 2011, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended March 31,	2012	2011	$ Change	% Change
Full-time salaries	$32,899	$31,407	$(1,492)	(4.8)%
Employee benefits	6,955	4,990	(1,965)	(39.4)%
Incentive compensation expense	1,948	1,148	(800)	(69.7)%
Share-based payments	4,920	4,730	(190)	(4.0)%
Payroll taxes	5,427	5,555	128	2.3%
Other compensation expense *	4,077	4,128	51	1.2%
Total salaries and related costs	$56,226	$51,958	$(4,268)	(8.2)%
* Principally includes expense related to the cost of temporary labor and overtime, and certain employment arrangements.
For the three months ended March 31, 2012, salaries and related costs increased $4.3 million (8%) due in part to higher full-time salaries resulting from strategic headcount and salary increases, and higher incentive compensation expense attributable to a significant increase in private sale commissions earned during the period. Also impacting the comparison of salaries and related costs to the prior period are variances in employee benefits, share-based payments, payroll taxes and other compensation expense, which are discussed in more detail below.
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as non-restructuring related employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the United Kingdom (the "U.K. Pension Plan") is significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Also, the expense recorded for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability during a period, which result from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and, therefore, decrease employee benefit costs.
For the three months ended March 31, 2012, employee benefit costs increased $2 million (39%), partly as a result of market gains in deemed participant investments associated with the DCP, which increased employee benefits costs by $1 million. On a consolidated basis, the cost increases related to the DCP liability are offset by market gains in the trust assets related to the DCP liability, which are reflected within other income.
Also contributing to the higher level of employee benefit costs during the current period is a decrease of $0.7 million in the net pension credit related to the U.K. Pension Plan due to a decrease in the expected long-term rate of return on plan assets from 7.7% to 6.3%. For the year ending December 31, 2012, the net pension credit related to the U.K. Pension Plan is expected to be approximately $2.6 million, a decrease of approximately $2.9 million when compared to 2011. (See statement on Forward Looking Statements.)
The increase in first quarter employee benefit costs is also partially attributable to the headcount and salary increases discussed above.
For the three months ended March 31, 2012, the overall increase in employee benefit costs is partially offset by a $0.5 million reduction in accrued discretionary profit-sharing contributions related to Sotheby's U.S. retirement plans.

28#

Share-Based Payments—Share-based payments consist of amortization expense related to performance-based equity compensation awards, restricted stock units and stock options. Equity compensation awards are granted annually each February and the value of each annual award is generally dependent upon Sotheby’s financial results for the year prior to the grant date. The amount of compensation expense recognized for share-based payments is based on management’s estimates of the number of shares ultimately expected to vest. In addition, for performance-based equity compensation awards, the amount and timing of expense recognition is significantly impacted by management’s assessment of the likelihood and timing of achieving certain profitability targets. (See Note 10 of Notes to Condensed Consolidated Financial Statements for more detailed information related Sotheby’s share-based compensation programs.)
For the three months ended March 31, 2012, share-based payment expense increased $0.2 million (4%). This increase is primarily attributable to a $0.8 million benefit recorded in the prior period due to a decrease in the number of shares that were expected to vest under a performance-based equity compensation arrangement related to Noortman Master Paintings. The increase in share-based payment expense is also attributable to a higher value of performance-based equity awards granted to employees in February 2012 when compared to the prior period. These increases are largely offset by lower amortization expense in the current period related to performance-based equity awards due, in part, to management’s reassessment of the likelihood and timing of achieving certain profitability targets.
For the year ending December 31, 2012, share-based payments expense is expected to increase approximately $1.6 million when compared to 2011. (See statement on Forward Looking Statements.)
Payroll Taxes—For the three months ended March 31, 2012, payroll taxes decreased $0.1 million (2%) primarily due to a lower value of share-based payment awards vesting during the first quarter of 2012, almost entirely offset by the impact of higher full-time salaries, as discussed above.
Other Compensation Expense—Other compensation expense typically includes the cost of temporary labor and overtime, as well as the amortization of expense related to certain employment arrangements. For the three months ended March 31, 2012 and 2011, other compensation expense remained constant as a higher level of temporary labor costs were offset by a lower level of expense related to certain contractual employment arrangements and by lower overtime costs. The higher temporary labor costs are primarily attributable to temporary labor ($0.9 million) required as a result of the lockout of unionized property handlers in New York (see Part II, Item 1A, “Risk Factors”). These additional temporary labor costs were entirely offset by savings in full-time salaries, employee benefits and payroll taxes resulting from the lockout.
General and Administrative Expenses
For the three months ended March 31, 2012, general and administrative expenses increased $5.8 million (17%) primarily due to the following factors:

•
A $2.2 million (21%) increase in professional fees, primarily attributable to a higher level of consulting fees in support of Sotheby's strategic initiatives, including the development of Sotheby's presence in growth markets.

•
A $1.5 million (15%) net increase in facilities-related expenses, primarily due to a $1 million increase in rent expense for Sotheby's expanded premises in Hong Kong. In addition, $0.5 million in incremental security costs were incurred in the current period in order to minimize the business disruption associated with the lockout of Sotheby's unionized property handlers in New York (see Part II, Item 1A, "Risk Factors").

•	A $0.9 million (15%) increase in travel and entertainment expense incurred in part to support Sotheby's strategic initiatives in emerging markets.

•
A $0.8 million increase in bad debt expense due to a $0.5 million loss recognized in the current period related to an uncollectible auction receivable as well as the impact of a recovery of an auction receivable in the prior period.

Net Interest Expense
For the three months ended March 31, 2012, net interest expense increased $1.7 million (22%) primarily due to $2.2 million of interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account, for which there was no comparable event in the current period (see Note 8 of Notes to Condensed Consolidated Financial Statements). The overall increase in net interest expense is partially offset by lower interest expense resulting from the early settlement of a portion of Sotheby's Convertible Notes (the "Convertible Notes") in the third quarter of 2011 (see Note 6 of Notes to Condensed Consolidated Financial Statements).

29#

Other Income
For the three months ended March 31, 2012, other income increased $1.3 million almost entirely due to the improved investment performance of the trust assets related to the DCP liability, which resulted in a gain of $1.7 million in the first quarter of 2012 as compared to a gain of $0.6 million in the first quarter of 2011. On a consolidated basis, investment gains and losses related to the DCP trust assets are offset by gains and losses in deemed participant investments, which are reflected within salaries and related costs.
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

As discussed above, changes in the jurisdictional mix of forecasted pre-tax income could result in pre-tax income being higher or lower than anticipated in countries with lower statutory tax rates, which could cause Sotheby's effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. This is particularly true in countries where Sotheby's has significant auction operations such as the U.K., Hong Kong, and Switzerland where the statutory tax rates are approximately 25%, 17%, and 23%, respectively. For the year ended December 31, 2011, pre-tax income of the U.K., Hong Kong, and Switzerland was $82.8 million, $63.8 million, and $21.5 million, respectively, which cumulatively comprised approximately 90% of foreign pre-tax income and approximately 73% of consolidated pre-tax income.

Management anticipates that Sotheby's annual effective income tax rate for 2012, excluding discrete items, will be approximately 30%. This anticipated annual effective income tax rate is lower than the U.S. statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates, partially offset by state and local income taxes and additional U.S. tax on earnings from foreign subsidiaries. (See statement on Forward Looking Statements.)

Sotheby's effective income tax benefit rate for the three months ended March 31, 2012 is 34% compared to an effective income tax expense rate of 29% in the prior year. The effective income tax benefit rate for the three months ended March 31, 2012 is higher than the anticipated annual effective tax rate of 30% as a result of $0.7 million of tax benefits that were recorded discretely in the period due to the reversal of certain tax contingencies (see Note 11 of Notes to Condensed Consolidated Financial Statements). For the three months ended March 31, 2011, the effective income tax expense rate of 29% was lower than the anticipated annual effective tax rate of 31% as a result of a $0.1 million benefit that was recorded discretely in the period due to the reversal of certain tax contingencies.

30#

FINANCIAL CONDITION AS OF MARCH 31, 2012
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2012, total cash and cash equivalents decreased $446.4 million to $444.3 million primarily due to the factors discussed below.
Cash Used by Operating Activities—The amount of cash provided or used by Sotheby's operating activities in a period is generally a reflection of the volume of Net Auction Sales, the timing of auction sale settlements (see Note 5 of Notes to Condensed Consolidated Financial Statements), the amount and timing of payments made to vendors, the amount and timing of compensation-related payments and the amount and timing of the collection and/or payment of tax-related balances. Net cash used by operating activities of $407.6 million for the three months ended March 31, 2012 is principally attributable to the net cash outflows of $295.5 million associated with the timing of the settlement of auction sales, due in part to proceeds paid to consignors in the first quarter of 2012 related to certain high-value sales conducted and collected from buyers in the fourth quarter of 2011. Also contributing to the cash outflows from operating activities was the funding of approximately $58 million in 2011 incentive compensation payments in February 2012 and net income tax payments of $27.2 million.
Cash Used by Investing Activities—Net cash used by investing activities of $35 million for the three months ended March 31, 2012 is principally attributable to $54.2 million in net cash outflows related to client loans reflecting increased demand for art-related financing associated with traditional client liquidity needs, as well as the improved global reach of Sotheby's art-financing business. Cash used by investing activities also includes capital expenditures of $5.5 million made during the first quarter of 2012, a portion of which were made to support certain strategic initiatives, including the expansion of Sotheby's premises in Hong Kong. Partially offsetting these net cash outflows was a $23.9 million decrease in restricted cash due to the settlement of consignor payables in certain non-U.S. jurisdictions in the first quarter of 2012.
Cash Used by Financing Activities—Net cash used by financing activities of $14.3 million for the three months ended March 31, 2012 is principally due to the funding of employee tax obligations upon the vesting of share-based payments during the period ($11.3 million) and dividend payments of $5.5 million. These financing cash outflows are partially offset by $3.3 million in excess tax benefits resulting from the vesting and exercise of share-based payments during the period. Due to the appreciation of Sotheby's stock price, such share-based payments vested at values higher than what was recorded as expense in Sotheby's statements of operations, resulting in a higher tax deduction for Sotheby's. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

NET LIQUIDITY
Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable, current accrued liabilities and the current portion of long-term debt were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of available short-term liquidity, excluding available borrowings under Sotheby's revolving credit facility, in consideration of the fact that Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. As of March 31, 2012, December 31, 2011 and March 31, 2011, Net Liquidity was as follows (in thousands of dollars):

	March 31, 2012	December 31, 2011	March 31, 2011
Cash and cash equivalents	$444,274	$890,633	$334,605
Add: Restricted cash	5,538	28,143	9,975
Add: Accounts receivable	316,339	553,502	433,619
Subtract: Due to consignors	(256,571)	(774,535)	(334,871)
Subtract: Accounts payable and other accrued liabilities	(90,772)	(189,262)	(109,244)
Subtract: Current portion of convertible notes	—	—	(181,260)
Net Liquidity	$418,808	$508,481	$152,824
For the three months ended March 31, 2012, the decrease in Net Liqudity is due in part to net cash outflows related to client loans reflecting increased demand for art-related financing associated with traditional client liquidity needs, as well as the improved global reach of Sotheby's art-financing business. (See "Financial Condition" above for further details regarding Sotheby's cash flows for the three months ended March 31, 2012.)

31#

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of March 31, 2012 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years		After 5 Years
York Property Mortgage (1)
Principal payments	$229,691	$3,051	$7,163	$219,477		$—
Interest payments	40,503	11,619	24,845	4,039		—
Sub-total	270,194	14,670	32,008	223,516		—
Unsecured debt (2)
Principal payments	261,839	—	181,868	79,971		—
Interest payments	30,251	11,881	15,253	3,117		—
Sub-total	292,090	11,881	197,121	83,088		—

Other commitments:
Operating lease obligations (3)	112,493	15,712	27,902	25,340		43,539
Employment arrangements (4)	16,577	7,127	7,389	1,507		554
Auction guarantees (5)	32,639	32,639	—	—		—
Uncertain tax positions (6)	—	—	—	—	—	—
Sub-total	161,709	55,478	35,291	26,847		44,093
Total	$723,993	$82,029	$264,420	$333,451		$44,093

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

(2)
Represents the aggregate outstanding principal and semi-annual interest payments due on Sotheby's $80 million 7.75% Senior Notes (the “Senior Notes”) and $182 million 3.125% Convertible Notes. The Senior Notes are due on June 15, 2015. The Convertible Notes are due on June 15, 2013, but may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (i) during any fiscal quarter (and only during such fiscal quarter), if the closing price of Sotheby's Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the "Stock Price Trigger"), (ii) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, or (iii) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture). It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash. (See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on the Convertible Notes and the Senior Notes.)

(3)	Represents rental payments due under Sotheby’s operating lease obligations.

(4)
Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between June 2012 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide for annual share-based payments, the accelerated vesting of certain share-based payments, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances.

32#

(5)
From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). As of March 31, 2012, Sotheby’s had outstanding auction guarantees totaling $32.6 million. The minimum guaranteed price for each of these auction guarantees is below or within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids. If each of these irrevocable bids is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $32.6 million. The counterparty to one of these irrevocable bids is an affiliate of Sotheby's partner in an equity method investment, a related party. The property underlying a substantial portion of these auction guarantees was sold in the second quarter of 2012 prior to the filing of this report, including the property subject to the irrevocable bid by a related party. The related party was not the winning bidder for the property. The remaining property yet to be offered under these auction guarantees will be offered at auction during the second and third quarters of 2012. (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information and “Off Balance Sheet Arrangements” below for more detailed information related to auction guarantees.)

(6)
Excludes the $23 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on Sotheby's March 31, 2012 balance sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

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

33#

As of March 31, 2012, Sotheby’s had outstanding auction guarantees totaling $32.6 million. The minimum guaranteed price for each of these auction guarantees is below or within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids. If each of these irrevocable bids is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $32.6 million. The counterparty to one of these irrevocable bids is an affiliate of Sotheby's partner in an equity method investment, a related party. The property underlying a substantial portion of these auction guarantees was sold in the second quarter of 2012 prior to the filing of this report, including the property subject to the irrevocable bid by a related party. The related party was not the winning bidder for the property. The remaining property yet to be offered under these auction guarantees will be offered at auction during the second and third quarters of 2012.
As of March 31, 2012, $3.5 million of the aggregate guaranteed amount had been advanced to a consignor and is recorded within Notes Receivable on Sotheby's balance sheet (see Note 5 of Notes to Condensed Consolidated Financial Statements). As of March 31, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $1.5 million and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of May 3, 2012, Sotheby’s had outstanding auction guarantees totaling $13.9 million. Each of these auction guarantees has a minimum guaranteed price that is below or within the range of the pre-sale auction estimates for the underlying property. Sotheby’s financial exposure under these auction guarantees is reduced by irrevocable bids. If each of these irrevocable bids is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer’s premium, would be no less than $13.9 million. As of May 3, 2012, $12.6 million of the aggregate guaranteed amount had been advanced to consignors.  The property related to these auction guarantees has sold or is expected to be sold at auction in the second and third quarters of 2012.

CONTINGENCIES
For information related to Contingencies, see Notes 5, 8, 9 and 11 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 11 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents—As of March 31, 2012, Sotheby’s had cash and cash equivalents of approximately $444.3 million, of which $31.1 million was held in the U.S. and $413.2 million was held by foreign subsidiaries. The focus of Sotheby’s current investment policy is to preserve principal and ensure liquidity. Accordingly, current cash balances are invested in the highest rated overnight deposits.
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

34#

The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”) and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, subject to Lenders' approval, an increase to the facility by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is calculated primarily based upon the level of Sotheby's loan portfolio and art inventory balances. In addition, up to $10 million of the borrowing capacity under the Revolving Credit Facility may be used to issue letters of credit. As of March 31, 2012, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $144.8 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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
The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2012.
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
Liquidity and Capital Requirements—Sotheby’s generally relies on operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, to meet its liquidity and capital requirements. The timing and extent of any borrowings under the Revolving Credit Facility is dependent upon a number of factors including, but not limited to, the cyclical nature of the global art market, the seasonality of Sotheby’s business, the timing of auction sale settlements, the funding of notes receivable and consignor advances, and the geographic mix of cash and cash equivalent balances.
As of March 31, 2012, Sotheby’s had cash and cash equivalents of approximately $444.3 million, of which $31.1 million was held in the U.S. and $413.2 million was held by foreign subsidiaries. Of the $413.2 million in foreign cash balances, approximately $324 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $324 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or debt repayments. Management continually evaluates its assertions regarding the indefinite reinvestment of certain foreign cash balances. If circumstances were to change and cause management to change its assertion with respect to indefinitely reinvested foreign cash balances, Sotheby's would incur additional income tax expense. (See statement on Forward Looking Statements.)

35#

Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of mortgage repayments, the funding of capital expenditures and the payment of dividends, as well as the funding of the other short-term commitments due on or before March 31, 2013 as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $21 million to $26 million for the year ended December 31, 2012, including a planned investment of approximately $8 million for the expansion of Sotheby's premises in Hong Kong. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of dividends, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above.
During the three months ended March 31, 2012, Sotheby’s paid dividends of $5.5 million. On May 8, 2012, Sotheby’s Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.5 million) to be paid to shareholders of record as of June 1, 2012 on June 15, 2012.
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
Management believes that operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, will be adequate to meet Sotheby’s anticipated short-term and long-term commitments (including the repayment of the Convertible Notes), operating needs and capital requirements through the September 1, 2014 expiration of the Credit Agreement, as amended. The Stock Price Trigger related to the Convertible Notes was not met during the first quarter of 2012. Therefore, the $182 million in principal amount of the Convertible Notes that remain outstanding will continue to have a maturity date of June 15, 2013.
Sotheby's has accumulated significant cash balances and has strong liquidity. Recently, management performed an evaluation of alternative uses for its excess cash balances and currently concluded that, optimally, excess cash should be used to repay the 3.125% Convertible Notes when they become due in the second quarter of 2013 and to continue to invest in operational and capital needs. Sotheby’s operational and capital needs include potential domestic and international growth of the Finance segment loan portfolio and possible future expenditures related to international growth markets such as China. Over time, management will continue to assess the optimal use of its excess cash and liquidity needs, while considering the cost of repatriating foreign cash, future debt maturities, operational and capital needs, and financial market conditions. Should business conditions and Sotheby’s liquidity remain strong, management will also evaluate and consider traditional corporate finance alternatives, including additional repurchases of the 7.75% Senior Notes, as well as additional actions with respect to Sotheby's dividend and/or a repurchase of shares of Sotheby's Common Stock. (See statement on Forward Looking Statements.)
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which is codified in Accounting Standards Codification 350, Intangibles - Goodwill and Other. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update became effective for Sotheby's quarterly and annual financial statements beginning in the first quarter of 2012. Early adoption was permitted. Sotheby's did not early adopt this standard in 2011 and is currently evaluating whether to perform the qualitative assessment allowed under ASU 2011-08 in 2012 as part of its annual goodwill impairment test to be conducted in the fourth quarter of 2012.

36#

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of cash and cash equivalents to Net Liquidity as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands of dollars):

	March 31, 2012	December 31, 2011	March 31, 2011
Cash and cash equivalents	$444,274	$890,633	$334,605
Add: Restricted cash	5,538	28,143	9,975
Add: Accounts receivable	316,339	553,502	433,619
Subtract: Due to consignors	(256,571)	(774,535)	(334,871)
Subtract: Accounts payable and other accrued liabilities	(90,772)	(189,262)	(109,244)
Subtract: Current portion of convertible notes	—	—	(181,260)
Net Liquidity	$418,808	$508,481	$152,824

37#

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of March 31, 2012, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to its deferred compensation liability, (v) the York Property Mortgage, (vi) the Senior Notes, (vii) the Convertible Notes, (viii) the deferred compensation liability and (ix) outstanding forward exchange contracts.
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value related to its financial instruments. As of March 31, 2012, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $42 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of March 31, 2012, the notional value of outstanding forward exchange contracts was $22.8 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2012, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2012.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

38#

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
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the United States District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the United States Constitution and is pre-empted by the United States Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012 and the parties are awaiting the court's ruling on the motion. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. Sotheby's believes that there are meritorious defenses to the claims asserted by plaintiffs, and they are being vigorously defended.
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

39#

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

40#

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

41#

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

42#

Sotheby's Convertible Notes have early conversion features that, if triggered, could reduce its liquidity in the short-term.
Sotheby's 3.125% Convertible Notes have a stated maturity date of June 15, 2013, but may be exercised during any fiscal quarter if the closing price of Sotheby's Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash. The Stock Price Trigger was not met during the first quarter of 2012 and, as a result, the Convertible Notes will not be convertible for the fiscal quarter beginning on April 1, 2012 and ending on June 30, 2012. However, if the Convertible Notes were to become exercisable during any fiscal quarter subsequent to June 30, 2012, and if any holders of the Convertible Notes elected to exercise during such periods, Sotheby's liquidity would be reduced.
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

43#

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2012, Sotheby's held its annual meeting of shareholders. The matters on which the shareholders voted were:

(1) Election of twelve (12) directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.

(2) Ratification of the appointment of Deloitte and Touche LLP as Sotheby's independent auditors for the year ending December 31, 2012.

(3) Reapproval of the Sotheby’s Executive Bonus Plan;

(4)	An advisory vote on 2011 named executive officer compensation;

(5) A shareholder proposal to adopt a detailed succession planning policy and

(6) A shareholder proposal to prohibit accelerated vesting of equity awards in a change of control.

The results of the voting are shown below:

(1) ELECTION OF DIRECTORS (PROPOSAL 1)
Name of Nominee	FOR	AGAINST	ABSTAIN
John M. Angelo	53,042,091	800,087	215,998
Michael Blakenham	52,795,481	1,046,572	216,123
Steven B. Dodge	53,603,818	238,337	216,021
The Duke of Devonshire	49,508,682	4,333,737	215,757
Daniel Meyer	53,043,319	798,577	216,280
Allen Questrom	52,110,888	1,730,969	216,319
William F. Ruprecht	52,823,562	1,018,687	215,928
Marsha E. Simms	53,602,340	239,942	215,893
Michael I. Sovern	52,006,553	1,835,609	216,014
Robert S. Taubman	51,677,151	2,164,839	216,185
Diana L. Taylor	51,458,219	2,383,938	216,018
Dennis M. Weibling	53,583,064	258,989	216,123

44#

(2) RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PROPOSAL 2)
59,137,870	Votes were cast;
58,057,915	Votes were cast for the resolution;
1,067,353	Votes were cast against the resolution; and
12,602	Votes abstained

(3) REAPPROVAL OF SOTHEBY'S EXECUTIVE BONUS PLAN (PROPOSAL 3)
54,058,176	Votes were cast;
48,761,594	Votes were cast for the resolution;
5,111,393	Votes were cast against the resolution; and
185,189	Votes abstained

(4) ADVISORY VOTE TO APPROVE 2011 NAMED EXECUTIVE OFFICER COMPENSATION (PROPOSAL 4)
54,058,176	Votes were cast;
49,717,749	Votes were cast for the resolution;
4,239,231	Votes were cast against the resolution; and
101,196	Votes abstained

(5) RATIFICATION OF THE ADOPTION OF A DETAILED SUCCESSION PLANNING POLICY (PROPOSAL 5)
54,058,175	Votes were cast;
19,506,262	Votes were cast for the resolution;
34,293,823	Votes were cast against the resolution; and
258,090	Votes abstained

(6) RATIFICATION OF THE PROHIBITION OF ACCELERATED VESTING OF EQUITY AWARDS IN A
CHANGE OF CONTROL (PROPOSAL 6)
54,058,174	Votes were cast;
21,301,809	Votes were cast for the resolution;
32,488,145	Votes were cast against the resolution; and
268,220	Votes abstained

45#

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Twelfth Amendment to the Agreement of Partnership dated February 1, 2012 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)	On March 2, 2012, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

(ii)
On March 14, 2012, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

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

46#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: May 10, 2012

47#

EXHIBIT INDEX

10.1	Twelfth Amendment to the Agreement of Partnership dated February 1, 2012 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

48#