Form 10-Q
period 2012-06-30
SOTHEBYS
filed 2012-08-07
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2012, there were 67,765,887 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Auction and related revenues	$290,151	$353,564	$387,561	$463,925
Finance revenues	4,580	3,184	8,155	6,099
Dealer revenues	7,394	11,642	10,072	16,257
License fee revenues	1,592	1,270	2,493	2,711
Other revenues	232	135	627	385
Total revenues	303,949	369,795	408,908	489,377
Expenses:
Direct costs of services	27,308	26,293	34,699	35,212
Dealer cost of sales	6,559	8,312	9,071	14,255
Marketing expenses	4,611	3,296	9,008	7,836
Salaries and related costs	84,876	96,504	141,102	148,462
General and administrative expenses	39,863	40,258	78,773	73,384
Depreciation and amortization expense	4,334	4,241	8,554	8,342
Restructuring charges, net	13	2,226	22	2,268
Total expenses	167,564	181,130	281,229	289,759
Operating income	136,385	188,665	127,679	199,618
Interest income	213	547	822	3,137
Interest expense	(10,184)	(10,559)	(20,292)	(20,947)
Other (expense) income	(947)	(765)	795	(369)
Income before taxes	125,467	177,888	109,004	181,439
Equity in (losses) earnings of investees, net of taxes	(44)	152	177	53
Income tax expense	39,993	50,806	34,415	51,837
Net income	$85,430	$127,234	$74,766	$129,655
Basic earnings per share - Sotheby’s common shareholders	$1.26	$1.87	$1.10	$1.91
Diluted earnings per share - Sotheby’s common shareholders	$1.24	$1.81	$1.09	$1.85
Weighted average basic shares outstanding	67,753	67,405	67,605	67,188
Weighted average diluted shares outstanding	68,416	69,491	68,526	69,252
Cash dividends paid per common share	$0.08	$0.05	$0.16	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$85,430	$127,234	$74,766	$129,655
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax (benefit) expense of ($383), $0, $0 and $0	(17,955)	13,137	(1,221)	29,706
Other comprehensive (loss) income	(17,955)	13,137	(1,221)	29,706
Comprehensive income	$67,475	$140,371	$73,545	$159,361

See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	June 30, 2012	December 31, 2011	June 30, 2011

A S S E T S
Current Assets:
Cash and cash equivalents	$583,388	$890,633	$666,181
Restricted cash	26,849	28,143	50,286
Accounts receivable, net of allowance for doubtful accounts of $7,422, $7,163 and $4,984	884,770	553,502	1,021,460
Notes receivable, net of allowance for credit losses of $1,001, $875 and $834	93,402	63,501	32,330
Inventory	105,158	113,606	126,687
Deferred income taxes	11,026	16,987	9,079
Income tax receivable	10,424	3,956	16,039
Prepaid expenses and other current assets	20,953	22,968	27,012
Total Current Assets	1,735,970	1,693,296	1,949,074
Notes receivable	251,769	169,182	162,691
Fixed assets, net of accumulated depreciation and amortization of $162,434, $155,703 and $155,428	371,318	370,721	375,410
Goodwill and other intangible assets, net of accumulated amortization of $5,919, $5,995 and $6,532	14,443	14,566	15,214
Equity method investments	15,164	14,942	14,931
Deferred income taxes	42,021	43,749	32,403
Trust assets related to deferred compensation liability	46,127	42,010	42,587
Pension asset	31,715	27,194	61,654
Income tax receivable	9,827	9,665	—
Other long-term assets	12,581	14,089	15,488
Total Assets	$2,530,935	$2,399,414	$2,669,452
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$854,258	$774,535	$981,431
Convertible debt, net	174,103	—	16,611
Accounts payable and accrued liabilities	80,104	64,121	98,164
Accrued salaries and related costs	46,352	82,630	61,764
Accrued income taxes	29,618	33,576	47,580
Deferred income taxes	515	515	757
Other current liabilities	11,679	8,935	13,269
Total Current Liabilities	1,196,629	964,312	1,219,576
Long-term debt, net	294,423	464,552	460,640
Deferred income taxes	970	970	8,485
Accrued income taxes	19,030	19,159	4,640
Deferred compensation liability	44,746	40,092	40,254
Other long-term liabilities	6,635	6,662	6,899
Total Liabilities	1,562,433	1,495,747	1,740,494
Commitments and contingencies (see Note 8)
Shareholders’ Equity:
Common Stock, $0.01 par value	677	675	675
Authorized shares at June 30, 2012—200,000,000
Issued and outstanding shares - 67,765,887, 67,407,473 and 67,553,008
Additional paid-in capital	357,867	355,628	350,023
Retained earnings	665,097	601,282	567,502
Accumulated other comprehensive (loss) income	(55,139)	(53,918)	10,758
Total Shareholders’ Equity	968,502	903,667	928,958
Total Liabilities and Shareholders’ Equity	$2,530,935	$2,399,414	$2,669,452
See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Six Months Ended
	June 30, 2012	June 30, 2011
Operating Activities:
Net income	$74,766	$129,655
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization expense	8,554	8,342
Deferred income tax expense	6,617	10,273
Share-based payments	9,077	10,399
Net pension benefit	(1,356)	(2,797)
Asset provisions	2,179	4,738
Amortization of debt discount	5,676	5,838
Excess tax benefits from share-based payments	(3,306)	(7,242)
Other	377	386
Changes in assets and liabilities:
Accounts receivable	(373,715)	(336,013)
Due to consignors	79,095	303,347
Inventory	3,812	68
Prepaid expenses and other current assets	1,539	(2,021)
Other long-term assets	(2,722)	(3,226)
Income tax receivable and deferred income tax assets	(1,881)	(1,736)
Accrued income taxes and deferred income tax liabilities	(3,963)	6,730
Accounts payable and accrued liabilities and other liabilities	(21,121)	15,013
Net cash (used) provided by operating activities	(216,372)	141,754
Investing Activities:
Funding of notes receivable	(149,205)	(76,460)
Collections of notes receivable	84,941	164,444
Capital expenditures	(8,588)	(8,546)
Proceeds from the sale of land and buildings	714	—
Distributions from equity investees	100	320
Decrease (increase) in restricted cash	825	(30,637)
Net cash (used) provided by investing activities	(71,213)	49,121
Financing Activities:
Dividends paid	(10,951)	(6,871)
Repayments of York Property Mortgage	(1,620)	(1,302)
Proceeds from exercise of employee stock options	718	2,566
Excess tax benefits from share-based payments	3,306	7,242
Funding of employee tax obligations upon the vesting of share-based payments	(11,316)	(18,451)
Net cash used by financing activities	(19,863)	(16,816)
Effect of exchange rate changes on cash and cash equivalents	203	8,459
(Decrease) increase in cash and cash equivalents	(307,245)	182,518
Cash and cash equivalents at beginning of period	890,633	483,663
Cash and cash equivalents at end of period	$583,388	$666,181

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
3. Earnings Per Share
Basic earnings per share—Basic earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's participating securities include unvested restricted stock units, which have non-forfeitable rights to dividends.
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby's potential common shares include the following:

•
Unvested performance share units and incremental common shares issuable upon the exercise of stock options. Unvested performance share units are included in the computation of diluted earnings per share using the treasury stock method if the profitability targets inherent in such awards are achieved as of the balance sheet date. Incremental common shares issuable upon the exercise of stock options are included in the computation of diluted earnings per share using the treasury stock method in quarterly periods when the average price of Sotheby's Common Stock exceeds the exercise price of the stock options.

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

7#

For the three and six months ended June 30, 2012, 1.0 million and 1.1 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the balance sheet date. For the three and six months ended June 30, 2011, 0.5 million and 0.6 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the balance sheet date.

The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Numerator:
Net income attributable to Sotheby’s	$85,430	$127,234	$74,766	$129,655
Less: Net income attributable to participating securities	300	1,237	363	1,602
Net income attributable to Sotheby’s common shareholders	$85,130	$125,997	$74,403	$128,053
Denominator:
Weighted average common shares outstanding	67,753	67,405	67,605	67,188
Basic earnings per share - Sotheby’s common shareholders	$1.26	$1.87	$1.10	$1.91
Diluted:
Numerator:
Net income attributable to Sotheby’s	$85,430	$127,234	$74,766	$129,655
Less: Net income attributable to participating securities	297	1,201	359	1,556
Net income attributable to Sotheby’s common shareholders	$85,133	$126,033	$74,407	$128,099
Denominator:
Weighted average common shares outstanding	67,753	67,405	67,605	67,188
Weighted average dilutive potential common shares outstanding:
Convertible Notes	—	1,370	185	1,423
Performance share units	412	445	475	343
Non-employee director share deferrals	154	153	163	151
Stock options	97	118	98	116
Warrants	—	—	—	31
Weighted average dilutive potential common shares outstanding	663	2,086	921	2,064
Denominator for calculation of diluted earnings per share	68,416	69,491	68,526	69,252
Diluted earnings per share - Sotheby’s common shareholders	$1.24	$1.81	$1.09	$1.85

8#

4. Segment Reporting
Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. The table below presents Sotheby’s revenues and income (loss) before taxes by segment for the three and six months ended June 30, 2012 and 2011 (in thousands of dollars):

Three Months Ended June 30, 2012	Auction	Finance	Dealer	All Other	Reconciling items	Total
Revenues	$290,151	$6,542	$7,394	$1,824	$(1,962)	$303,949
Segment income (loss) before taxes	$120,398	$5,038	$(1,409)	$1,360	$80	$125,467
Three Months Ended June 30, 2011
Revenues	$353,564	$4,401	$11,642	$1,405	$(1,217)	$369,795
Segment income before taxes	$170,688	$4,885	$1,508	$1,083	$(276)	$177,888
Six Months Ended June 30, 2012
Revenues	$387,561	$11,528	$10,072	$3,120	$(3,373)	$408,908
Segment income (loss) before taxes	$100,919	$8,669	$(2,366)	$2,103	$(321)	$109,004
Six Months Ended June 30, 2011
Revenues	$463,925	$8,686	$16,257	$3,096	$(2,587)	$489,377
Segment income (loss) before taxes	$171,823	$8,323	$(973)	$2,363	$(97)	$181,439
For the three and six months ended June 30, 2011, Finance segment income before taxes includes non-operating gains of $2.1 million and $2.6 million, respectively, related to the remeasurement of foreign currency denominated client loan and intercompany balances.
The reconciling item related to Revenues represents charges from the Finance segment to the Auction segment for short-term, interest-free or other below market consignor advances with maturities typically ranging between 3 and 6 months (see Note 5). The reconciling item related to segment income (loss) before taxes represents Sotheby's pre-tax share of losses (earnings) related to its equity investees. Such (losses) earnings are included in the table above in the results of the Dealer segment, but are presented net of taxes in the Condensed Consolidated Statements of Operations.
The activities of Sotheby's Dealer segment principally include the activities of Noortman Master Paintings ("NMP"), a wholly-owned art dealer. In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note 10), management initiated a plan to restructure NMP’s business and sales strategy. As a result of the restructuring of its business and sales strategy, NMP has reduced its inventory of lower valued Old Master Paintings and has shifted its focus to a select group of high-valued works of art. In continuance of this strategy and due in part to a lower level of profitable sales, management is consolidating NMP's operations into its London office and closing its Amsterdam office, thereby reducing headcount. These actions are expected to be completed in the second half of 2012 at a cost that is not material to Sotheby’s.
The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands of dollars):

	June 30, 2012	December 31, 2011	June 30, 2011
Auction	$2,020,282	$2,005,177	$2,306,823
Finance	338,077	225,244	197,933
Dealer	97,915	93,588	105,595
All Other	1,363	1,048	1,580
Total segment assets	2,457,637	2,325,057	2,611,931
Unallocated amounts:
Deferred tax assets and income tax receivable	73,298	74,357	57,521
Consolidated assets	$2,530,935	$2,399,414	$2,669,452

9#

5. Receivables
Accounts Receivable (Net)—In its role as auctioneer, Sotheby’s represents sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of the hammer price of the property sold at auction.
Under Sotheby’s standard payment terms, payments from buyers are due no more than 30 days from the sale date and consignor payments are made 35 days from the sale date. However, extended payment terms are sometimes provided to buyers in order to support and market a sale. Such terms typically extend the payment due date from 30 days to a date that is no greater than one year from the sale date. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with payment to the consignor, but is not always successful in doing so.
Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. However, on a limited basis and subject to approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of June 30, 2012, Accounts Receivable (net) of $884.8 million includes $92.7 million related to situations in which the buyer has taken possession of the property before making payment to Sotheby’s. Included in this $92.7 million balance is $33.6 million associated with purchases made by related parties (see Note 12), of which $30 million is attributable to affiliates of Sotheby's partner in an equity method investment and $3.6 million is attributable to a relative of a member of Sotheby's Board of Directors. As of July 31, 2012, $20.3 million of these related party receivables had been collected. Management believes that adequate allowances have been established to provide for probable losses on any Accounts Receivable balances.
As of June 30, 2012, $119.9 million, or 14%, of Accounts Receivable (net) was due from one buyer. As of June 30, 2012, Sotheby's had possession of the property underlying this receivable balance and had not paid the consignor of the property. Sotheby's collected the entire amount of this receivable balance on August 1, 2012 and remitted the consignor's share of the proceeds to the consignor before the date of this Form 10-Q filing.
Notes Receivable (Net)—As of June 30, 2012, December 31, 2011 and June 30, 2011, Notes Receivable (net) consisted of the following (in thousands of dollars):

	June 30, 2012	December 31, 2011	June 30, 2011
Finance segment:
Secured loans	$335,611	$223,029	$191,879
Unsecured loans	—	—	1,000
Auction segment:
Consignor advances	—	7,512	—
Unsecured loan	2,142	2,142	2,142
Dealer segment:
Secured loan	7,418	—	—
Total notes receivable	$345,171	$232,683	$195,021
Notes Receivable (Finance Segment)—Through its Finance segment, Sotheby’s provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property to borrowers who are contractually committed, in the near term, to sell the property at auction (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). A consignor advance allows a seller to receive funds upon consignment for an auction that will typically occur up to one year in the future, while preserving for the benefit of the seller the potential of the auction process. Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction consignments. In certain situations, loans are also made to refinance clients' auction and private sale purchases. For the six months ended June 30, 2012 and 2011, Sotheby's advanced $54.6 million and $15.6 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not classified in the statement of cash flows as Cash Used By Investing Activities. Upon repayment, the cash received is classified in the statement of cash flows as Cash Provided

10#

By Operating Activities. As of June 30, 2012, December 31, 2011 and June 30, 2011, Notes Receivable (net) included $79.2 million, $36.7 million and $19.8 million, respectively, of such loans.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations with competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.
The target loan-to-value (“LTV”) ratio, which is defined as principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are also made at an initial LTV ratio higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposal plans for the collateral.
Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. The table below provides information regarding the LTV ratio of Finance segment secured loans as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands of dollars):

	June 30, 2012	December 31, 2011	June 30, 2011
Aggregate LTV ratio of Finance segment secured loans	46%	42%	37%
Finance segment secured loans with an LTV above 50%	$196,950	$134,300	$89,982
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$316,028	$225,200	$156,928
From January 1, 2011 through June 30, 2012, Sotheby’s recognized $0.1 million of cumulative losses related to specific impaired Finance segment secured loans. The table below provides other credit quality information regarding Finance segment secured loans as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands of dollars):

	June 30, 2012	December 31, 2011	June 30, 2011
Total secured loans	$335,611	$223,029	$191,879
Loans past due	$12,353	$5,388	$20,183
Loans more than 90 days past due	$1,437	$1,287	$17,290
Non-accrual loans	$—	$—	$893
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,001	875	834
Total allowance for credit losses - secured loans	$1,001	$875	$834
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of June 30, 2012, $12.4 million of the Notes Receivable (net) balance was considered to be past due, of which $1.4 million was more than 90 days past due. Management is continuing to accrue Finance Revenue on these past due loans. The collateral securing these loans has low auction estimates of approximately $35.9 million and $14.7 million, respectively. In consideration of the collateral securing these loans, current collateral disposal plans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of June 30, 2012 and December 31, 2011, Sothebys Finance segment had no such non-accrual loans. As of June 30, 2011, Sotheby's Finance segment included a non-accrual loan from one borrower totaling $0.9 million.

11#

A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or interest that is deemed uncollectible.
During the period January 1, 2011 to June 30, 2012, activity related to the allowance for credit losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2011	$971
Change in loan loss provision	41
Write-offs	(137)
Allowance for credit losses at December 31, 2011	875
Change in loan loss provision	126
Allowance for credit losses as of June 30, 2012	$1,001
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
As of June 30, 2012, loans to two borrowers totaling $49.4 million (LTV of 61%) and $38 million (LTV of 64%) comprised approximately 14.3% and 11% of the Notes Receivable (net) balance, respectively. No other individual loan exceeds 10% of the Notes Receivable (net) balance.

Notes Receivable (Auction Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. Such Auction segment consignor advances are recorded on Sotheby's balance sheet within Notes Receivable (net). As of June 30, 2012 and June 30, 2011, no such consignor advances were recorded. As of December 31, 2011, auction guarantee advances totaled $7.5 million. (See Note 9.)

Under certain circumstances, Sotheby's, through its Auction segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of June 30, 2012, December 31, 2011 and June 30, 2011, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan, but management believes that the $2.1 million balance is collectible based on discussions with the borrower.
Notes Receivable (Dealer Segment)—From time to time, Sotheby's Dealer segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, the Dealer segment acquires a partial ownership interest in the purchased property. Upon its eventual sale, any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of June 30, 2012, Notes Receivable (net) included one such loan of $7.4 million. As of December 31, 2011 and June 30, 2011, there were no such loans outstanding.
Weighted Average Interest Rates—For the three months ended June 30, 2012 and 2011, the weighted average interest rate earned on consolidated Notes Receivable (net) was 5.4%. For the six months ended June 30, 2012 and 2011, the weighted average interest rates earned on consolidated Notes Receivable (net) were 5.5% and 5%, respectively.
6. Debt
Revolving Credit Facility—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The Credit Agreement was amended by Sotheby's, GE Capital and the lenders named therein (collectively, the “Lenders”) on November 23, 2010. This amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby's.
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

12#

The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”) and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, subject to Lenders' approval, an increase to the facility by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined by a calculation that is primarily based upon the level of Sotheby's loan portfolio and art inventory balances. In addition, up to $10 million of the borrowing capacity under the Revolving Credit Facility may be used to issue letters of credit. As of June 30, 2012, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $173.7 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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
The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2012.
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

13#

Long-Term Debt—As of June 30, 2012, December 31, 2011 and June 30, 2011, Long-Term Debt consisted of the following (in thousands of dollars):

	June 30, 2012	December 31, 2011	June 30, 2011
York Property Mortgage, net of unamortized discount of $10,693, $12,475 and $14,257	$218,189	$218,027	$218,020
Senior Notes, net of unamortized discount of $679, $755 and $829	79,292	79,216	79,143
Convertible Notes, net of unamortized discount of $7,765, $11,583 and $16,678	174,103	170,285	183,222
Less current portion:
York Property Mortgage	(3,058)	(2,976)	(3,134)
Convertible Notes	(174,103)	—	(16,611)
Total	$294,423	$464,552	$460,640
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
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense over the remaining expected term of the loan. As of June 30, 2012, the fair value of the York Property Mortgage was approximately $238 million and is based on a present value calculation utilizing an interest rate obtained from a third party source.
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

14#

Through June 30, 2012, Sotheby's had repurchased an aggregate principal amount of $70 million of its Senior Notes for an aggregate purchase price of $65.3 million. These repurchases have resulted in a life-to-date non-cash net gain of approximately $2.5 million, net of fees, consisting of a $7.8 million gain recognized in the fourth quarter of 2008, a $1 million gain recognized in the first quarter of 2009 and a $6.3 million loss recognized in the fourth quarter of 2010. There were no Senior Notes repurchases in 2011 or during the current year-to-date period. As of June 30, 2012, the $80 million principal amount of Senior Notes that remain outstanding had a fair value of approximately $88.8 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
Convertible Notes—On June 17, 2008, Sotheby's issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Each of Sotheby's existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the Credit Agreement, as amended. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby's may not redeem the Convertible Notes prior to their stated maturity date. As of June 30, 2012, the $181.9 million principal amount of Convertible Notes that remain outstanding had a fair value of $206.2 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
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
On April 1, 2011, the trustee for the Convertible Notes notified bondholders that the Convertible Notes would be convertible at their option for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the closing price of Sotheby's Common Stock exceeding $44.20 for 20 trading days in the 30 consecutive trading days ending on March 31, 2011. As such, the entire carrying value of the unamortized Convertible Notes ($181.3 million) was included within Current Liabilities on Sotheby's balance sheet as of March 31, 2011.
In June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. In accordance with the terms of the Convertible Notes, the conversion obligation was based on a formula, which is the sum of 1/30th of the product of the applicable conversion rate and the daily per share volume weighted average stock price for 30 consecutive trading days beginning three days after the conversion request is received from the trustee. The conversion obligation of $22.5 million related to these conversion requests, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash in August 2011. Accordingly, $16.6 million of the Convertible Notes (representing the principal amount redeemed, net of unamortized discount) was reflected within Current Liabilities on Sotheby's June 30, 2011 balance sheet, with the remaining carrying value ($166.6 million) reported within Long-Term Debt. In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.
In August 2011, simultaneous with the settlement of the June 2011 Convertible Note conversion requests, Sotheby's received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the Convertible Note Hedges (see discussion below).

15#

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
As a result of the cash settlement of the June 2011 conversion requests, $8.2 million ($5.4 million, net of taxes) of the amount originally attributed to the embedded conversion option and recorded within Shareholders' Equity no longer met the conditions for equity classification as of June 30, 2011. As a result, this amount was reclassified to Other Current Liabilities in Sotheby's June 30, 2011 balance sheet and was subsequently settled in August 2011.
As of June 30, 2012, the unamortized discount related to the Convertible Notes was $7.8 million and the carrying value of the embedded conversion option recorded in Shareholders' Equity was $30 million ($15.6 million, net of taxes). As of June 30, 2012, management evaluated the remaining embedded conversion option and concluded that it continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining embedded conversion option was not remeasured as of June 30, 2012 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
The Stock Price Trigger inherent in the Convertible Notes was not met as of December 31, 2011. Therefore, as of that date, the entire carrying value of the Convertible Notes ($170.3 million) was reflected within Long-Term Debt on Sotheby's balance sheet. As of June 30, 2012, the entire carrying value of the Convertible Notes ($174.1 million) is reflected within Current Liabilities on Sotheby's balance sheet because the Convertible Notes are due on June 15, 2013, which is within twelve months of the current balance sheet date.
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
As of June 30, 2012, the carrying value of the Convertible Note Hedges recorded in Shareholders' Equity was $32.4 million ($17.2 million, net of taxes). As of June 30, 2012, management evaluated the remaining Convertible Note Hedges and concluded that they continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining Convertible Note Hedges was not remeasured as of June 30, 2012 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.

16#

On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock at $44.905 per share that may only be exercised beginning on the June 15, 2013 maturity date of the Convertible Notes. As of June 11, 2008, the Warrants met all of the applicable criteria for equity classification and, as a result, the $22.3 million in net proceeds received from the sale of the Warrants was recorded on Sotheby's balance sheet within Additional Paid-In Capital in Shareholders' Equity. As of June 30, 2012, management evaluated the Warrants and concluded that they should not be accounted for separately as a derivative financial instrument because they continue to be indexed to Sotheby's Common Stock. Accordingly, the $22.3 million in net proceeds received from the sale of the Warrants remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
Future Principal and Interest Payments—As of June 30, 2012, the aggregate future principal and interest payments due under the York Property Mortgage, the Convertible Notes and the Senior Notes are as follows (in thousands of dollars):

July 2012 to June 2013	$208,435
July 2013 to June 2014	22,203
July 2014 to June 2015	102,190
July 2015 to June 2016	219,516
Thereafter	—
Total future principal and interest payments	$552,344
As previously discussed, the York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances.
Interest Expense—For the three and six months ended June 30, 2012 and 2011, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revolving credit facility:
Amortization of amendment and arrangement fees	$430	$436	$859	$881
Commitment fees	316	316	628	622
Sub-total	746	752	1,487	1,503
York Property Mortgage	4,210	4,213	8,392	8,401
Senior Notes	1,588	1,585	3,175	3,169
Convertible Notes	3,348	3,524	6,659	7,012
Other interest expense	292	485	579	862
Total interest expense	$10,184	$10,559	$20,292	$20,947
Other interest expense consists primarily of the amortization of debt issuance costs related to the Senior Notes and Convertible Notes.
For the three and six months ended June 30, 2012 and 2011, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual coupon interest expense	$1,421	$1,562	$2,841	$3,125
Discount amortization	1,927	1,962	3,818	3,887
Total	$3,348	$3,524	$6,659	$7,012

17#

7. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). For the three and six months ended June 30, 2012 and 2011, the components of the net pension benefit related to the U.K. Pension Plan are (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$933	$1,011	$1,859	$2,013
Interest cost	3,281	3,441	6,537	6,850
Expected return on plan assets	(4,894)	(5,857)	(9,752)	(11,660)
Net pension benefit	$(680)	$(1,405)	$(1,356)	$(2,797)
In 2012, Sotheby’s expects to contribute approximately $4.3 million to the U.K. Pension Plan, of which $3 million was contributed through June 30, 2012.

8. Commitments and Contingencies
Employment Arrangements—As of June 30, 2012, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between March 2013 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual share-based payments, the accelerated vesting of certain share-based payments, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, was approximately $15.2 million as of June 30, 2012.
Lending Commitments—Sotheby’s enters into legally binding arrangements to lend, primarily on a collateralized basis and subject to certain limitations and conditions, to potential consignors and other individuals who have collections of art. Unfunded commitments to extend additional credit were $29.1 million as of June 30, 2012, of which $0.8 million is committed to an employee of Sotheby’s who is not an Executive Officer.
Tax Contingencies—Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and normally imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base is complex and requires a significant amount of judgment. As of June 30, 2012, the total liability related to such tax contingencies was $5.5 million, consisting of charges recorded to General and Administrative Expenses of $4.9 million in the fourth quarter of 2011 and $0.6 million during the six months ended June 30, 2012, representing Sotheby's estimate of the amounts owed for uncollected sales taxes. The ultimate tax paid in respect to this liability may be higher or lower than the amount accrued.
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

18#

Sotheby's Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby's in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby's in the spring of 2008. Mr. Minor filed a counterclaim in that action.
During the course of the litigation, Sotheby's reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby's motions for summary judgment, denied Mr. Minor's motion for partial summary judgment and entered a judgment in Sotheby's favor in the amount of $6.6 million, which was collected by Sotheby's in the second quarter of 2010. This judgment included $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby's. The judgment also included an award of attorney's fees, in an amount that the court later determined to be $2.5 million. In April 2010, Mr. Minor filed a notice of appeal of the court's order and judgment. In January 2011, Sotheby's entered into an agreement with the California Franchise Tax Board (the “CFTB”) that provides for the release by the CFTB of potential claims it might have had to the $6.6 million that Sotheby's had collected from Mr. Minor. In February 2011, Mr. Minor and Sotheby's entered into a settlement agreement pursuant to which Mr. Minor dismissed his pending appeal and agreed to pay Sotheby's an additional $2.5 million in exchange for a release by Sotheby's of the uncollected $2.5 million judgment that it has against Mr. Minor and any claim for additional attorney's fees. As a result of the agreement with the CFTB in January 2011 and the February 2011 settlement with Mr. Minor, Sotheby's recognized a benefit of $3 million in its statement of operations in the first quarter of 2011. This benefit relates to interest earned on Mr. Minor's overdue balance ($2.2 million), compensation for lost auction commissions ($0.4 million) and partial reimbursement of legal fees ($0.4 million). As of June 30, 2012, approximately $0.4 million of the $2.5 million settlement amount was paid by Mr. Minor and has been recognized in Sotheby's financial statements. It is uncertain how much of the remaining $2.1 million owed under the settlement will be paid and, as a result, this amount has not been recognized in Sotheby's financial statements. Sotheby's is not currently aware of any other asserted claims against Mr. Minor that could compromise or adversely impact its position in any of the judgments discussed above.
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the United States Constitution and is pre-empted by the United States Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs have appealed this ruling. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. Sotheby's believes that there are meritorious defenses to the appeal.
(See Notes 9 and 11 for information on other contingencies. See Notes 6 and 7 for information on other commitments.)
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

19#

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
As of June 30, 2012, Sotheby’s had outstanding auction guarantees totaling $6.2 million. The minimum guaranteed price for each of these auction guarantees was below the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees was offset by irrevocable bids and the underlying property was sold at auction in July 2012.
As of June 30, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $0.3 million and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of July 30, 2012, Sotheby’s had no outstanding auction guarantees.
10. Share-Based Payments and Dividends
Share-Based Payments—Share-based payments to employees include performance-based stock awards, shares of restricted stock, restricted stock units and stock options. Each of these share-based payments are explained in more detail below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the statements of operations. For the three and six months ended June 30, 2012 and 2011, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pre-Tax	$4,157	$5,669	$9,077	$10,399
After-Tax	$2,685	$3,806	$6,422	$7,340
For the six months ended June 30, 2012 and 2011, Sotheby's realized $3.3 million and $7.2 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in the financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the balance sheet as an increase to Additional Paid-in Capital and are classified in the statement of cash flows as Cash Provided by Financing Activities.
As of June 30, 2012, unrecognized compensation expense related to the unvested portion of share-based payments was $29.8 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 3.2 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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

20#

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
Performance Share Units—Performance Share Units (“PSU's”) are RSU's which vest ratably, generally over four years, if Sotheby's achieves certain profitability targets. Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are credited to holders of PSU's and are only paid for the portion of PSU's that vest. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU's better align Sotheby's variable compensation strategy with its financial performance and the cyclical nature of the art market and further align the interests of Sotheby's management with its shareholders. Accordingly, Sotheby's intends to grant future share-based payment awards only in the form of PSU's with both performance and service conditions.
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
Summary of Restricted Stock, RSU’s and PSU’s—For the three and six months ended June 30, 2012, changes to the number of outstanding Restricted Stock shares, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock Shares, RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,990	$23.89
Granted	717	$38.40
Vested	(738)	$20.76
Canceled	(48)	$26.33
Outstanding at June 30, 2012	1,921	$30.40
The aggregate fair value of Restricted Stock and RSU’s that vested during the six months ended June 30, 2012 and 2011 was $28.1 million and $44.9 million, respectively, based on the closing stock price on the dates the shares vested. As of June 30, 2012, 1.2 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over 4 years and expire 10 years after the date of grant. As of June 30, 2012, 35,000 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.

For the six months ended June 30, 2012, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	392	$21.94
Exercised	(33)	$22.11
Outstanding at June 30, 2012	359	$21.92	7.5	$4,107
Exercisable at June 30, 2012	110	$21.50	7.3	$1,305
The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $0.5 million and $3.2 million, respectively. For the six months ended June 30, 2012 and 2011, cash proceeds received as a result of stock option exercises were $0.7 million and $2.6 million, respectively. For the six months ended June 30, 2012 and 2011, the related excess tax benefit realized from the exercise of stock options was $0.1 million and $0.8 million, respectively.

21#

Noortman Master Paintings (“NMP”)—On June 7, 2006, Sotheby's entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby's acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby's paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby's Common Stock. Pursuant to the Purchase Agreement, if NMP failed to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration would be returned to Sotheby's. For the three and six months ended June 30, 2011, Sotheby's recorded expense of $0.2 million and a benefit of $0.6 million, respectively, to Salaries and Related Costs as a result of adjustments to management's estimate of the number of shares of Common Stock expected to be returned to Sotheby's following the five-year financial performance period.
Dividends—During the three and six months ended June 30, 2012, Sotheby’s paid dividends of $5.4 million and $11.0 million, respectively. On August 7, 2012, Sotheby’s Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.5 million) to be paid to shareholders of record as of September 4, 2012 on September 17, 2012.
The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition, cash flows, legal requirements and other factors as the Board of Directors deems relevant.

11. Uncertain Tax Positions
As of June 30, 2012, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $34.5 million, representing a decrease of $0.2 million when compared to December 31, 2011. As of June 30, 2011, Sotheby’s liability for unrecognized tax benefits was $31.8 million. As of June 30, 2012 and 2011, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $17.8 million and $15.0 million, respectively.
Sotheby’s believes it is reasonably possible that a decrease of $2.3 million in the balance of unrecognized tax benefits can occur within 12 months of the June 30, 2012 balance sheet date as a result of the expiration of the statute of limitations and expected settlements of currently ongoing tax audits.
Sotheby's is subject to taxation in the U.S. and various state and foreign jurisdictions, and as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby's U.S. federal and various state and foreign tax returns are currently under examination by taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby's does business, which include the U.S. (including various state and local jurisdictions), the U.K. and Hong Kong, is 2005.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties increased by $0.3 million for the six months ended June 30, 2012.
Sotheby's policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in its statements of operations. Penalties related to such taxes are recorded as General and Administrative Expenses in its statements of operations. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense in Sotheby's statements of operations.

22#

12. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties transact with Sotheby's to buy and sell property at auction and through private sales. For the three and six months ended June 30, 2012, Sotheby’s recognized total auction and related revenues of $4.6 million and $4.9 million, respectively, related to the sale and purchase of property by related parties. These revenues represent approximately 2% and 1%, respectively, of total revenues for those periods. For the three and six months ended June 30, 2011, Sotheby's recognized total Auction and Related Revenues of $1.8 million and $5 million, respectively, related to the sale and purchase of property by related parties. These revenues represent approximately 1% of total revenues for those periods. As of June 30, 2012, December 31, 2011 and June 30, 2011, Accounts Receivable (net) includes $35.6 million, $24.4 million and $13 million, respectively, associated with purchases made by related parties. These purchases represent approximately 4%, 4% and 1%, respectively, of Accounts Receivable (net). Included in the related party receivable balance as of June 30, 2012 is $30 million attributable to affiliates of Sotheby's partner in an equity method investment and $5.6 million attributable to a relative of a member of Sotheby's Board of Directors. As of July 31, 2012, $20.3 million of these related party receivables had been collected.
13. Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which is codified in Accounting Standards Codification 350, Intangibles - Goodwill and Other. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update became effective for Sotheby's quarterly and annual financial statements beginning in the first quarter of 2012. Early adoption was permitted. Sotheby's did not adopt this standard early in 2011 and is currently evaluating whether to perform the qualitative assessment allowed under ASU 2011-08 in 2012 as part of its annual goodwill impairment test to be conducted in the fourth quarter of 2012.

23#

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
Sotheby's defines EBITDA as net income, excluding income tax expense (benefit), interest expense, interest income and depreciation and amortization expense. Sotheby's defines EBITDA Margin as EBITDA as a percentage of total revenues. Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of EBITDA and EBITDA Margin may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner. Management believes that EBITDA and EBITDA Margin provide important supplemental measures of Sotheby's performance and that these measures may be used by securities analysts, investors, financial institutions and other interested parties in the evaluation of Sotheby's. Management also utilizes EBITDA in analyzing Sotheby's performance and in the determination of annual incentive compensation. A reconciliation of EBITDA to net income derived in accordance with GAAP is presented below in “Reconciliation of Non-GAAP Financial Measures.”
Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Consequently, Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of available liquidity, excluding available borrowings under Sotheby's revolving credit facility. Net Liquidity should not be considered as an alternative to cash and cash equivalents as reported in accordance with GAAP. A reconciliation of Net Liquidity to cash and cash equivalents reported in accordance with GAAP is presented below under “Reconciliation of Non-GAAP Financial Measures.”

24#

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.
Overview
For the three and six months ended June 30, 2012, Sotheby's net income decreased $41.8 million (33%) and $54.9 million (42%), respectively, when compared to the same periods in the prior year. The unfavorable comparison to the prior periods is primarily due to lower auction commission revenues resulting from quarter and year-to-date decreases in Net Auction Sales of 13% and 17%, respectively, as the same periods in 2011 included an unprecedented level of sales of single-owner collections. Additionally, there was a decrease in auction commission margin in the current periods attributable to competitive pressures and to the sales mix, as a greater proportion of high-value consignments were sold in the current period. These factors are partially offset by lower incentive compensation costs in the current periods in respect to Sotheby's lower level of earnings relative to the prior year periods.
See the discussion below for greater detail on the significant factors impacting Sotheby’s results for the three and six months ended June 30, 2012 and the comparison to the prior period.
Outlook
Management believes that Sotheby's first half results were impacted in part by a sluggish global economy, particularly the tempering of growth in China and the ongoing economic crisis in Europe. However, management continues to remain confident in the global art market, where demand and prices continue to be strong, particularly at the high-end of the market. It appears that clients may be seeking liquidity through their art collections, as evidenced by the significant growth of Sotheby's loan portfolio as well as an active level of consignment activity to-date for fourth quarter sales.
Management is committed to stabilizing auction commission margins and maintaining a rational cost structure while continuing with measured investments in the strategic initiatives that are vital to Sotheby's future.
(See statement on Forward Looking Statements. In addition, the art market has historically been cyclical; please refer to Item 1A, Risk Factors, which summarizes the factors that could significantly influence and cause variability in Sotheby's operating results and liquidity.)

25#

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011
The table below presents a summary of Sotheby’s results of operations for the three and six months ended June 30, 2012 and 2011, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2012	2011	$ Change	% Change
Revenues:
Auction and related revenues	$290,151	$353,564	$(63,413)	(17.9)%
Finance revenues	4,580	3,184	1,396	43.8%
Dealer revenues	7,394	11,642	(4,248)	(36.5)%
License fee revenues	1,592	1,270	322	25.4%
Other revenues	232	135	97	71.9%
Total revenues	303,949	369,795	(65,846)	(17.8)%
Expenses	167,564	181,130	13,566	7.5%
Operating income	136,385	188,665	(52,280)	(27.7)%
Net interest expense	(9,971)	(10,012)	41	0.4%
Other expense	(947)	(765)	(182)	23.8%
Income before taxes	125,467	177,888	(52,421)	(29.5)%
Equity in (losses) earnings of investees, net of taxes	(44)	152	(196)	*
Income tax expense	39,993	50,806	10,813	21.3%
Net income	$85,430	$127,234	$(41,804)	(32.9)%
Key Performance Indicators:
Aggregate Auction Sales (a)	$1,966,493	$2,263,323	$(296,830)	(13.1)%
Net Auction Sales (b)	$1,679,253	$1,925,965	$(246,712)	(12.8)%
Items sold at auction with a hammer (sale) price greater than $1 million	251	350	(99)	(28.3)%
Total hammer (sale) price of items sold at auction with a price greater than $1 million	$932,563	$1,077,707	$(145,144)	(13.5)%
Auction Commission Margin (c)	15.3%	16.4%	N/A	(6.8)%
Private Sales (d)	$326,957	$339,561	$(12,604)	(3.7)%
Consolidated Sales (e)	$2,300,844	$2,614,526	$(313,682)	(12.0)%
Average Loan Portfolio (f)	$326,063	$224,274	$101,789	45.4%
EBITDA (g)	$139,692	$192,417	$(52,725)	(27.4)%
EBITDA Margin (g) (h)	46.0%	52.0%	N/A	(11.5)%
Net Liquidity (g) (i)	$472,996	$508,481	$(35,485)	(7.0)%

26#

			Favorable/(Unfavorable)
Six Months Ended June 30,	2012	2011	$ Change	% Change
Revenues:
Auction and related revenues	$387,561	$463,925	$(76,364)	(16.5)%
Finance revenues	8,155	6,099	2,056	33.7%
Dealer revenues	10,072	16,257	(6,185)	(38.0)%
License fee revenues	2,493	2,711	(218)	(8.0)%
Other revenues	627	385	242	62.9%
Total revenues	408,908	489,377	(80,469)	(16.4)%
Expenses	281,229	289,759	8,530	2.9%
Operating income	127,679	199,618	(71,939)	(36.0)%
Net interest expense	(19,470)	(17,810)	(1,660)	(9.3)%
Other income (expense)	795	(369)	1,164	*
Income before taxes	109,004	181,439	(72,435)	(39.9)%
Equity in earnings of investees, net of taxes	177	53	124	*
Income tax expense	34,415	51,837	17,422	33.6%
Net income	$74,766	$129,655	$(54,889)	(42.3)%
Key Performance Indicators:
Aggregate Auction Sales (a)	$2,468,634	$2,963,838	$(495,204)	(16.7)%
Net Auction Sales (b)	$2,105,082	$2,523,650	$(418,568)	(16.6)%
Items sold at auction with a hammer (sale) price greater than $1 million	329	451	(122)	(27.1)%
Total hammer (sale) price of items sold at auction with a price greater than $1 million	$1,160,914	$1,427,461	$(266,547)	(18.7)%
Auction Commission Margin (c)	15.8%	16.4%	N/A	(3.7)%
Private Sales (d)	$513,644	$448,414	$65,230	14.5%
Consolidated Sales (e)	$2,992,350	$3,428,509	$(436,159)	(12.7)%
Average Loan Portfolio (f)	$290,907	$227,434	$63,473	27.9%
EBITDA (g)	$137,350	$207,687	$(70,337)	(33.9)%
EBITDA Margin (g) (h)	33.6%	42.4%	N/A	(20.8)%
Net Liquidity (g) (i)	$472,996	$508,481	$(35,485)	(7.0)%

Legend:
*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.
(f)	Represents the average loan portfolio of Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.
(h)	Represents EBITDA as a percentage of total revenues.
(i)
Represents the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date.

27#

Revenues
For the three and six months ended June 30, 2012 and 2011, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2012	2011	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$256,303	$315,693	$(59,390)	(18.8)%
Private sale commission revenues	26,186	29,920	(3,734)	(12.5)%
Principal activities	715	1,147	(432)	(37.7)%
Other auction and related revenues*	6,947	6,804	143	2.1%
Total auction and related revenues	290,151	353,564	(63,413)	(17.9)%
Other revenues:
Finance revenues	4,580	3,184	1,396	43.8%
Dealer revenues	7,394	11,642	(4,248)	(36.5)%
License fee revenues	1,592	1,270	322	25.4%
Other	232	135	97	71.9%
Total other revenues	13,798	16,231	(2,433)	(15.0)%
Total revenues	$303,949	$369,795	$(65,846)	(17.8)%

			Favorable/(Unfavorable)
Six Months Ended June 30,	2012	2011	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$333,161	$413,524	$(80,363)	(19.4)%
Private sale commission revenues	41,465	38,188	3,277	8.6%
Principal activities	984	1,361	(377)	(27.7)%
Other auction and related revenues*	11,951	10,852	1,099	10.1%
Total auction and related revenues	387,561	463,925	(76,364)	(16.5)%
Other revenues:
Finance revenues	8,155	6,099	2,056	33.7%
Dealer revenues	10,072	16,257	(6,185)	(38.0)%
License fee revenues	2,493	2,711	(218)	(8.0)%
Other	627	385	242	62.9%
Total other revenues	21,347	25,452	(4,105)	(16.1)%
Total revenues	$408,908	$489,377	$(80,469)	(16.4)%
* Principally includes commissions and other fees earned on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues.
Auction and Related Revenues
For the three and six months ended June 30, 2012, auction and related revenues decreased $63.4 million (18%) and $76.4 million (16%), respectively, almost entirely due to a lower level of auction commissions. The comparison to the prior year is also unfavorably impacted by changes in foreign currency exchange rates, which contributed approximately $7.1 million and $8.1 million, respectively, to the overall decrease. See below for a more detailed discussion of these and the other significant factors contributing to the decrease in auction and related revenues in the current periods.

28#

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
For the three and six months ended June 30, 2012, auction commission revenues decreased $59.4 million (19%) and $80.4 million (19%), respectively, due to a decrease in Net Auction Sales as well as a decline in Auction Commission Margin. The comparison to the prior periods is also unfavorably impacted by changes in foreign currency exchange rates, which contributed approximately $6.4 million and $7.3 million, respectively, to the decreases versus the prior second quarter and year-to-date periods. See "Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.
Net Auction Sales—For the three and six months ended June 30, 2012, Net Auction Sales decreased $246.7 million (13%) and $418.6 million (17%), respectively, due to a number of significant single-owner sales occurring in the prior periods, as well as a decrease in recurring various-owner sales volume. Net Auction Sales are also unfavorably impacted by changes in foreign currency exchange rates, which contributed $35 million and $40.4 million, respectively, to the overall decreases versus the prior second quarter and year-to-date periods. More specifically, the net decreases in Net Auction Sales are attributable to the following factors:

•
Excluding collections of Impressionist Art and Contemporary Art, worldwide sales of single-owner collections decreased $243.1 million (65%) and $279.2 million (65%), respectively, during the second quarter and year-to-date periods. The second quarter of 2011 included an unprecedented level of single-owner collections, including The Meiyingtang Collection of Chinese Porcelain ($76.5 million), The Mei Yun Tang Collection of Paintings by Chang Dai-chien ($76.5 million), The Evill/Frost Collection of 20th Century British Art ($59.8 million) and The Ullens Collection of Contemporary Chinese Art ($46.5 million).

•
Excluding Impressionist Art and Contemporary Art, recurring various-owner sales decreased $142.7 million (19%) and $162 million (17%), respectively, during the second quarter and year-to-date periods primarily due to decreases of $109.9 million (43%) and $101.1 million (32%), respectively, in worldwide sales of Asian Art.

•
These decreases are partially offset by increases of $172.3 million (22%) and $78.7 million (7%), respectively, in worldwide sales of Impressionist Art and Contemporary Art during the second quarter and year-to-date periods. Net Auction Sales for the second quarter of 2012 include the sale of Edvard Munch's The Scream for $107 million, the highest price ever for a work of art at auction.

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
For the three and six months ended June 30, 2012, Auction Commission Margin declined from 16.4% to 15.3% and from 16.4% to 15.8%, respectively. These declines are attributable to competitive pressures to win high value consignments, which resulted in a higher level of shared auction commissions in the current periods, and to the sales mix, as there was a shift in the proportion of property sold in the various price bands of Sotheby's buyer's premium rate structure.

29#

Private Sale Commission Revenues—For the three months ended June 30, 2012, private sale commission revenues decreased by $3.7 million (12%) primarily due to a decline in average commission margin on sales in the current period. For the six months ended June 30, 2012, private sale commission revenues increased by $3.3 million (9%) primarily due to increased sales of high value property in the current period. Private sales continue to be a strategic focus for management and have become increasingly important to Sotheby’s overall financial performance.
Finance Revenues
For the three and six months ended June 30, 2012, Finance revenues increased $1.4 million (44%) and $2.1 million (34%), respectively, principally due to a $63.5 million (28%) year-to-date increase in the average loan portfolio balance when compared to the prior year. The increase in the loan portfolio is primarily attributable to growing demand for art-related financing associated with traditional client liquidity needs, the improved global reach of Sotheby's art-financing business and an increase in term loans made to refinance clients' auction and private sale purchases (see Note 5 of Notes to Condensed Consolidated Financial Statements).
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
The table below summarizes Dealer revenues, cost of sales and gross profit for the three and six months ended June 30, 2012 and 2011 (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2012	2011	$ Change	% Change
Dealer revenues	$7,394	$11,642	$(4,248)	(36.5)%
Dealer cost of sales	(6,559)	(8,312)	1,753	21.1%
Dealer gross profit	$835	$3,330	$(2,495)	*

			Favorable/(Unfavorable)
Six Months Ended June 30,	2012	2011	$ Change	% Change
Dealer revenues	$10,072	$16,257	$(6,185)	(38.0)%
Dealer cost of sales	(9,071)	(14,255)	5,184	36.4%
Dealer gross profit	$1,001	$2,002	$(1,001)	*
* Represents a change in excess of 100%
For the the three and six months ended June 30, 2012, Dealer gross profit decreased $2.5 million and $1 million, respectively, primarily due to a lower level of profitable sales and fewer privately brokered sales when compared to the same periods in the prior year. Partially offsetting the overall decrease in Dealer gross profit is a significantly lower level of inventory writedowns which totaled $0.4 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.
In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note 10 of Notes to Condensed Consolidated Financial Statements), management initiated a plan to restructure NMP’s business and sales strategy. As a result of the restructuring of its business and sales strategy, NMP has reduced its inventory of lower valued Old Master Paintings and has shifted its focus to a select group of high-valued works of art. In continuance of this strategy and due in part to a lower level of profitable sales, management is consolidating NMP's operations into its London office and closing its Amsterdam office, thereby reducing its headcount. These actions are expected to be completed in the second half of 2012 at a cost that is not material to Sotheby’s.

30#

Expenses
For the three and six months ended June 30, 2012 and 2011, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2012	2011	$ Change	% Change
Direct costs of services	$27,308	$26,293	$(1,015)	(3.9)%
Dealer cost of sales	6,559	8,312	1,753	21.1%
Marketing expenses	4,611	3,296	(1,315)	(39.9)%
Salaries and related costs	84,876	96,504	11,628	12.0%
General and administrative expenses	39,863	40,258	395	1.0%
Depreciation and amortization expense	4,334	4,241	(93)	(2.2)%
Restructuring charges, net	13	2,226	2,213	99.4%
Total expenses	$167,564	$181,130	$13,566	7.5%

			Favorable / (Unfavorable)
Six Months Ended June 30,	2012	2011	$ Change	% Change
Direct costs of services	$34,699	$35,212	$513	1.5%
Dealer cost of sales	9,071	14,255	5,184	36.4%
Marketing expenses	9,008	7,836	(1,172)	(15.0)%
Salaries and related costs	141,102	148,462	7,360	5.0%
General and administrative expenses	78,773	73,384	(5,389)	(7.3)%
Depreciation and amortization expense	8,554	8,342	(212)	(2.5)%
Restructuring charges, net	22	2,268	2,246	99.0%
Total expenses	$281,229	$289,759	$8,530	2.9%

Direct Costs of Services
Direct costs of services consists largely of sale specific marketing costs such as auction catalogue production and distribution expenses, sale advertising and promotion expenses, and traveling exhibition costs. Also included in direct costs of services are sale-related shipping expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of Sotheby’s auction offerings. For example, direct costs attributable to single-owner or other high-value collections are typically higher than those associated with standard various-owner sales, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions, as well as higher shipping expense.
When compared to the prior periods, direct costs of services increased $1 million (4%) in the second quarter while remaining relatively unchanged during the year-to-date period. During each of the current year periods, auction-related direct costs of services decreased, which is a reflection of the level and composition of Sotheby's auction offerings during the period, as well as favorable movements in foreign currency exchange rates. However, this decrease was offset by a $1.7 million increase in private sale expenses in the second quarter, as well as a non-recurring $0.9 million recovery recognized in the second quarter of 2011 related to the sale of an object that was subject to a previous property loss claim. The higher level of private selling expenses was almost entirely attributable to two selling exhibitions conducted in Hong Kong in the second quarter of 2012, for which there were no comparable costs in the prior period.
Marketing Expenses

Marketing expenses are costs related to the promotion of the Sotheby's brand consisting of costs related to corporate marketing activities, client service initiatives and strategic sponsorships of cultural institutions. For the three and six months ended June 30, 2012, marketing expenses increased $1.3 million (40%) and $1.2 million (15%), respectively, largely due to brand promotion activities in Asia (and in particular, China) and increased participation in museum and foundation events in the U.S.

31#

Salaries and Related Costs
For the three and six months ended June 30, 2012 and 2011, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2012	2011	$ Change	% Change
Full-time salaries	$32,855	$32,590	$(265)	(0.8)%
Incentive compensation expense	29,031	42,489	13,458	31.7%
Labor union severance costs	4,125	—	(4,125)	N/A
Share-based payments	4,157	5,669	1,512	26.7%
Payroll taxes	5,991	7,071	1,080	15.3%
Employee benefits	4,896	4,134	(762)	(18.4)%
Other compensation expense*	3,821	4,551	730	16.0%
Total salaries and related costs	$84,876	$96,504	$11,628	12.0%

			Favorable / (Unfavorable)
Six Months Ended June 30,	2012	2011	$ Change	% Change
Full-time salaries	$65,754	$63,997	$(1,757)	(2.7)%
Incentive compensation expense	30,979	43,637	12,658	29.0%
Labor union severance costs	4,125	—	(4,125)	N/A
Share-based payments	9,077	10,399	1,322	12.7%
Payroll taxes	11,418	12,626	1,208	9.6%
Employee benefits	11,851	9,124	(2,727)	(29.9)%
Other compensation expense*	7,898	8,679	781	9.0%
Total salaries and related costs	$141,102	$148,462	$7,360	5.0%

Key Performance Indicator:
Salaries and related costs as a % of total revenues	34.5%	30.3%	N/A	(13.9)%
* Principally includes expense related to the cost of temporary labor and overtime, and certain employment arrangements.
For the three and six months ended June 30, 2012, salaries and related costs decreased $11.6 million (12%) and $7.4 million (5%), respectively, primarily as a result of lower incentive compensation and share-based payment costs, partially offset by labor union severance costs incurred in the second quarter of 2012 and a higher level of employee benefit costs. See below for a more detailed discussion of the significant factors contributing to the decrease in salaries and related costs in the current periods.
Incentive Compensation—The amount of incentive compensation expense recorded in a period is largely dependent upon the level of Sotheby's earnings, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby's full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for brokering certain eligible private sale transactions. The decrease in accrued incentive compensation expense for the three and six months ended June 30, 2012, is due to the lower level of Sotheby's earnings relative to the prior periods.

32#

Share-Based Payments—Share-based payments consist of amortization expense related to performance-based equity compensation awards, restricted stock units and stock options. Equity compensation awards are granted annually each February and the value of each annual award is generally dependent upon Sotheby’s financial results for the year prior to the grant date. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of shares ultimately expected to vest. In addition, for performance-based equity compensation awards, the amount and timing of expense recognition is significantly impacted by management’s assessment of the likelihood and timing of achieving certain profitability targets. (See Note 10 of Notes to Condensed Consolidated Financial Statements for more detailed information related Sotheby’s share-based compensation programs.)
For the three and six months ended June 30, 2012, share-based payment expense decreased $1.5 million (27%) and $1.3 million (13%), respectively, primarily due to lower amortization expense in the current periods related to performance-based equity awards due to management’s current assessment of the likelihood and timing of achieving certain profitability targets.
Payroll Taxes—For the three and six months ended June 30, 2012, payroll taxes decreased $1.1 million (15%) and $1.2 million (10%), respectively, primarily due to a lower level of accrued incentive compensation costs.
Labor Union Severance Costs—On June 30, 2011, the collective bargaining agreement applicable to 42 property handlers employed at Sotheby's New York City office expired. During the process of negotiations with the union representing the property handlers, the union made statements to the media threatening a strike. In order to avoid the impact of the union's threatened strike during the autumn 2011 sales season and in support of Sotheby's bargaining proposals, Sotheby's locked out members of the bargaining unit on July 29, 2011. On May 31, 2012, Sotheby's and the union agreed to a new collective bargaining agreement. In conjunction with the new collective bargaining agreement, Sotheby's offered severance benefits to the union members in exchange for the voluntary termination of their employment. As of June 30, 2012, 33 union members irrevocably accepted the voluntary severance offer, resulting in a charge of $4.1 million recognized in the second quarter of 2012. The voluntary severance offer expired on July 20, 2012 with a total of 35 union members accepting, resulting in a total charge of $4.4 million, of which $0.3 million will be recognized in the third quarter of 2012. Management expects to recover a substantial portion of the total severance costs over the next three years as a result of cost savings associated with the new labor agreement with the property handlers union. (See statement on Forward Looking Statements.)
Full-Time Salaries—For the three and six months ended June 30, 2012 and 2011, full-time salaries increased $0.3 million (1% ) and $1.8 million (3%), respectively, primarily due to strategic headcount and salary increases partially offset by the impact of changes in foreign currency exchange rates which reduced full-time salaries by $0.9 million and $1.2 million, respectively.
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the United Kingdom (the "U.K. Pension Plan") is significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Also, the expense recorded for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability during a period, which result from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and, therefore, decrease employee benefit costs. On a consolidated basis, the cost increases (decreases) related to the DCP liability are offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected within other income.
For the three months ended June 30, 2012, employee benefit costs increased $0.8 million (18%) primarily due to a $1.4 million increase in employee severance costs, a $0.7 million decrease in the net pension credit related to the U.K. Pension Plan and the impact of the headcount and salary increases discussed above. The increase in second quarter employee benefit costs is partially offset by investment losses associated with the DCP and a lower level of accrued costs related to Sotheby's U.S. retirement plans resulting from lower profit-sharing and incentive compensation-related accruals during the current period.
For the six months ended June 30, 2012, employee benefit costs increased $2.7 million (30%) primarily due to a $1.4 million decrease in the net pension credit related to the U.K. Pension Plan, a $1.4 million increase in employee severance costs, as well as the headcount and salary increases discussed above and higher investment gains associated with the DCP in the first half of the year. These increases are partially offset by a lower level of accrued costs related to Sotheby's U.S. retirement plans, as explained above.

33#

The decreases in the net pension credit related to the U.K. Pension Plan are due to a decrease in the expected long-term rate of return on plan assets from 7.7% to 6.3%. For the year ending December 31, 2012, the net pension credit related to the U.K. Pension Plan is expected to be approximately $2.6 million, a decrease of approximately $2.9 million when compared to 2011. (See statement on Forward Looking Statements.)
General and Administrative Expenses
For the three months ended June 30, 2012, general and administrative expenses were at a level that is consistent with the prior year. For the six months ended June 30, 2012, general and administrative expenses increased $5.4 million (7%) primarily due to the following factors:

•
A $3.3 million (17%) net increase in facilities-related expenses, primarily due to a $2 million increase in rent expense for Sotheby's expanded premises in Hong Kong. In addition, $1.2 million in incremental security costs were incurred in the current period in order to minimize the business disruption associated with the lockout of Sotheby's unionized property handlers in New York, which ended on May 31, 2012 (see "Labor Union Severance Costs" under Salaries and Related Costs above).

•
A $3.2 million (13%) increase in professional fees, primarily attributable to a higher level of consulting fees in support of Sotheby's strategic and corporate initiatives, as well as a higher level of legal fees.

•	A $1.3 million (8%) increase in travel and entertainment expense incurred in part to support Sotheby's strategic initiatives in emerging markets.

•	A $0.5 million (15%) increase in computer costs primarily in support of the Sotheby's.com website.
The overall increase in general and administrative expenses is partially offset by a $2 million decrease in litigation claims and client goodwill gestures when compared to the same periods in the prior year. The comparisons to the prior year are also impacted by changes in foreign currency exchange rates, which decreased general and administrative expenses by $0.9 million and $1.2 million, respectively, during the three and six month periods.
Net Interest Expense
For the six months ended June 30, 2012, net interest expense increased $1.7 million (9%) primarily due to $2.2 million of interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account, for which there was no comparable event in the current period (see Note 8 of Notes to Condensed Consolidated Financial Statements). The year-to-date increase in net interest expense is partially offset by lower interest expense resulting from the early settlement of a portion of Sotheby's 3.125% Convertible Notes (the "Convertible Notes") in the third quarter of 2011 (see Note 6 of Notes to Condensed Consolidated Financial Statements).
Income Tax Expense
Quarterly income tax expense (benefit) is calculated using an estimated annual effective income tax rate for the period using actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with federal, state or foreign tax authorities; or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

As discussed above, changes in the jurisdictional mix of forecasted pre-tax income could result in pre-tax income being higher or lower than anticipated in countries with lower statutory tax rates, which could cause Sotheby's effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. This is particularly true in countries where Sotheby's has significant auction operations such as the U.K., Hong Kong, and Switzerland where the current statutory tax rates are approximately 24% (see “U.K. Finance Act 2012” below), 17%, and 23%, respectively. For the year ended December 31, 2011, pre-tax income of the U.K., Hong Kong, and Switzerland was $82.8 million, $63.8 million, and $21.5 million, respectively, which cumulatively comprised approximately 90% of foreign pre-tax income and approximately 73% of consolidated pre-tax income.

34#

Management anticipates that Sotheby's annual effective income tax expense rate for 2012, excluding discrete items, will be approximately 31%. The anticipated annual effective income tax expense rate for 2012 is lower than the U.S. statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates, partially offset by state and local income taxes and additional U.S. tax on earnings from foreign subsidiaries. (See statement on Forward Looking Statements.)

Sotheby's effective income tax expense rate for the three and six months ended June 30, 2012 is approximately 32% compared to approximately 29% in the prior year. The increase in Sotheby's effective income tax expense rate over the prior year is primarily due to an increase in forecasted permanent book to tax differences relative to forecasted pre-tax income levels. The effective income tax expense rate was also increased by the impact of a change in the jurisdictional mix of forecasted pre-tax income.

U.K. Finance Act 2012—The U.K. statutory tax rate was 25% prior to the enactment of the U.K. Finance Act 2012 on July 17, 2012, which, among other things, reduced the U.K. statutory tax rate from 25% to 24%, effective April 1, 2012. This legislation is not expected to have a material impact on Sotheby's 2012 results.

Impact of Changes in Foreign Currency Exchange Rates

For the three and six months ended June 30, 2012, foreign currency exchange rates had a net unfavorable impact of approximately $3.4 million on Sotheby's results when compared to the prior periods, as summarized in the following table (in thousands of dollars):

Three Months Ended June 30, 2012	Favorable/ (Unfavorable)
Total revenues	$(7,196)
Total expenses	3,769
Operating loss	(3,427)
Net interest expense and other	48
Impact of changes in foreign currency exchange rates	$(3,379)

Six Months Ended June 30, 2012	Favorable/ (Unfavorable)
Total revenues	$(8,278)
Total expenses	4,870
Operating loss	(3,408)
Net interest expense and other	45
Impact of changes in foreign currency exchange rates	$(3,363)

FINANCIAL CONDITION AS OF JUNE 30, 2012
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2012, total cash and cash equivalents decreased $307.2 million to $583.4 million primarily due to the factors discussed below.
Cash Used by Operating Activities—The amount of cash provided or used by Sotheby's operating activities in a period is generally a reflection of the volume of Net Auction Sales, the timing of auction sale settlements (see Note 5 of Notes to Condensed Consolidated Financial Statements), the amount and timing of payments made to vendors, the amount and timing of compensation-related payments and the amount and timing of the collection and/or payment of tax-related balances. Net cash used by operating activities of $216.4 million for the six months ended June 30, 2012 is principally attributable to net cash outflows of $294.6 million associated with the timing of the settlement of auction sales, due in part to proceeds paid to consignors in the first quarter of 2012 related to certain high-value sales conducted and collected from buyers in the fourth quarter of 2011. Also contributing to the cash outflows from operating activities was the funding of approximately $58 million in 2011 incentive compensation payments in February 2012. These net cash outflows were partially offset by net income of $74.8 million earned in the period.

35#

Cash Used by Investing Activities—Net cash used by investing activities of $71.2 million for the six months ended June 30, 2012 is principally attributable to $64.3 million in net cash outflows related to client loans reflecting increased demand for art-related financing associated with traditional client liquidity needs, as well as the improved global reach of Sotheby's art-financing business. Cash used by investing activities also includes capital expenditures of $8.6 million made during the first half of 2012, a portion of which were made to support certain strategic initiatives, including the expansion of Sotheby's premises in Hong Kong.
Cash Used by Financing Activities—Net cash used by financing activities of $19.9 million for the six months ended June 30, 2012 is principally due to the funding of employee tax obligations upon the vesting of share-based payments during the first quarter of 2012 ($11.3 million) and dividend payments ($11.0 million). These financing cash outflows are partially offset by $3.3 million in excess tax benefits resulting from the vesting and exercise of share-based payments during the period, as certain share-based payments vested at values higher than what was recorded as expense in Sotheby's statements of operations, resulting in a higher tax deduction. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

NET LIQUIDITY
Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients.     Consequently, Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of available liquidity, excluding available borrowings under Sotheby's revolving credit facility. As of June 30, 2012, December 31, 2011 and June 30, 2011, Net Liquidity was as follows (in thousands of dollars):

	June 30, 2012	December 31, 2011	June 30, 2011
Cash and cash equivalents	$583,388	$890,633	$666,181
Add: Restricted cash	26,849	28,143	50,286
Add: Accounts receivable, net	884,770	553,502	1,021,460
Subtract: Due to consignors	(854,258)	(774,535)	(981,431)
Subtract: Accounts payable and other accrued liabilities	(167,753)	(189,262)	(220,777)
Net Liquidity	$472,996	$508,481	$535,719
As of June 30, 2012, the carrying value of the Convertible Notes ($174.1 million) is reflected within Current Liabilities on Sotheby's balance sheet because they are due on June 15, 2013, which is within twelve months of the current balance sheet date (see Note 6 of Notes to Condensed Consolidated Financial Statements). However, in consideration of the historically low interest rate environment, as well as Sotheby's potential future operational and capital needs, management is assessing, among other options, a refinancing of the Convertible Notes. (See "Liquidity and Capital Resources" below and statement on Forward Looking Statements.)

36#

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of June 30, 2012 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years		After 5 Years
York Property Mortgage (1)
Principal payments	$228,870	$3,058	$7,262	$218,550		$—
Interest payments	37,322	11,612	24,744	966		—
Sub-total	266,192	14,670	32,006	219,516		—
Unsecured debt (2)
Principal payments	261,839	181,868	79,971	—		—
Interest payments	24,313	11,897	12,416	—		—
Sub-total	286,152	193,765	92,387	—		—

Other commitments:
Operating lease obligations (3)	104,331	15,381	27,202	24,389		37,359
Employment arrangements (4)	15,175	7,313	6,161	1,701		—
Auction guarantees (5)	6,219	6,219	—	—		—
Uncertain tax positions (6)	335	335	—	—	—	—
Sub-total	126,060	29,248	33,363	26,090		37,359
Total	$678,404	$237,683	$157,756	$245,606		$37,359

(1)
Represents the outstanding principal and monthly interest payments due on the York Property Mortgage. The York Property Mortgage matures on July 1, 2035, has an optional pre-payment date of July 1, 2015, and bears an annual interest rate of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby’s current intention to either pre-pay or refinance the York Property Mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances.

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

(4)
Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between March 2013 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation under Sotheby’s incentive compensation programs which is payable only if specified company and individual goals are attained. Additionally, certain of these arrangements provide for annual share-based payments, the accelerated vesting of certain share-based payments, severance payments, other cash compensation, and continuation of benefits upon termination of employment under certain circumstances.

37#

(5) From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). As of June 30, 2012, Sotheby’s had outstanding auction guarantees totaling $6.2 million. The minimum guaranteed price for each of these auction guarantees was below the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees was offset by irrevocable bids and the underlying property was sold at auction in July 2012.

(6)
Excludes the $22 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the June 30, 2012 Condensed Consolidated Balance Sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

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
As of June 30, 2012, Sotheby’s had outstanding auction guarantees totaling $6.2 million. The minimum guaranteed price for each of these auction guarantees was below the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees was offset by irrevocable bids and the underlying property was sold at auction in July 2012.
As of June 30, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $0.3 million and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of July 30, 2012, Sotheby’s had no outstanding auction guarantees.

38#

CONTINGENCIES
For information related to Contingencies, see Notes 8, 9 and 11 of Notes to Condensed Consolidated Financial Statements.

UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 11 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents—As of June 30, 2012, Sotheby’s had cash and cash equivalents of approximately $583.4 million, of which $69.9 million was held in the U.S. and $513.5 million was held by foreign subsidiaries. The focus of Sotheby’s current investment policy is to preserve principal and ensure liquidity. Accordingly, current cash balances are invested in the highest rated overnight deposits.
Revolving Credit Facility—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The Credit Agreement was amended by Sotheby's, GE Capital and the lenders named therein (collectively, the “Lenders”) on November 23, 2010. This amendment, among other things, extended the maturity date of the Credit Agreement, reduced borrowing costs and fees, and provided additional flexibility to Sotheby's.
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
The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”) and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, subject to Lenders' approval, an increase to the facility by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined by a calculation that is primarily based upon the level of Sotheby's loan portfolio and art inventory balances. In addition, up to $10 million of the borrowing capacity under the Revolving Credit Facility may be used to issue letters of credit. As of June 30, 2012, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $173.7 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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

39#

The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2012.
The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby's meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby's 3.125% Convertible Notes are converted or discharged. Management expects to meet these liquidity requirements throughout this period.
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
As of June 30, 2012, Sotheby’s had cash and cash equivalents of approximately $583.4 million, of which $69.9 million was held in the U.S. and $513.5 million was held by foreign subsidiaries. Of the $513.5 million in foreign cash balances, approximately $436.5 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $436.5 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or debt repayments. Management continually evaluates its assertions regarding the indefinite reinvestment of certain foreign cash balances. If circumstances were to change and cause management to change its assertion with respect to indefinitely reinvested foreign cash balances, Sotheby's would incur additional income tax expense. (See statement on Forward Looking Statements.)
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of mortgage repayments, the funding of capital expenditures and the payment of dividends, as well as the funding of the other short-term commitments due on or before June 30, 2013, as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $21 million to $26 million for the year ended December 31, 2012, including an investment of approximately $8 million for the expansion of Sotheby's premises in Hong Kong. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of dividends, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above.
During the six months ended June 30, 2012, Sotheby’s paid dividends of $11.0 million. On August 7, 2012, Sotheby’s Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.5 million) to be paid to shareholders of record as of September 4, 2012 on September 17, 2012.
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
Sotheby's continues to have significant cash balances and strong liquidity. However, in consideration of the historically low interest rate environment, as well as Sotheby's potential future operational and capital needs, management is assessing, among other options, a refinancing of the Convertible Notes and Senior Notes. Sotheby’s operational and capital needs include the potential domestic and international growth of the Finance segment loan portfolio and possible future expenditures related to international growth markets such as China. Additionally, should business operations and liquidity remain strong, management will continue to evaluate traditional corporate finance alternatives, including repurchases of shares of Sotheby’s Common Stock and/or an action with respect to Sotheby’s dividend. (See statement on Forward Looking Statements.)

40#

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which is codified in Accounting Standards Codification 350, Intangibles - Goodwill and Other. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update became effective for Sotheby's quarterly and annual financial statements beginning in the first quarter of 2012. Early adoption was permitted. Sotheby's did not adopt this standard early in 2011 and is currently evaluating whether to perform the qualitative assessment allowed under ASU 2011-08 in 2012 as part of its annual goodwill impairment test to be conducted in the fourth quarter of 2012.

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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the U.S.. This legislation will significantly change the current banking and financial institution regulatory structure and affect the lending, deposit, investment, trading and operating activities of such financial institutions. Management continues to review the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and to assess its impact on Sotheby’s operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and Sotheby’s in particular, is uncertain at this time. (See statement on Forward Looking Statements.)

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

41#

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of net income to EBITDA for the three and six months ended June 30, 2012 and 2011 (in thousands of dollars):

Three Months Ended June 30,	2012	2011
Net income	$85,430	$127,234
Income tax expense	39,993	50,806
Income tax (benefit) expense related to losses (earnings) from equity investees	(36)	124
Interest income	(213)	(547)
Interest expense	10,184	10,559
Depreciation and amortization expense	4,334	4,241
EBITDA	$139,692	$192,417

Six Months Ended June 30,	2012	2011
Net income	$74,766	$129,655
Income tax expense	34,415	51,837
Income tax expense related to earnings from equity investees	145	43
Interest income	(822)	(3,137)
Interest expense	20,292	20,947
Depreciation and amortization expense	8,554	8,342
EBITDA	$137,350	$207,687

The following is a reconciliation of cash and cash equivalents to Net Liquidity as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands of dollars):

	June 30, 2012	December 31, 2011	June 30, 2011
Cash and cash equivalents	$583,388	$890,633	$666,181
Add: Restricted cash	26,849	28,143	50,286
Add: Accounts receivable, net	884,770	553,502	1,021,460
Subtract: Due to consignors	(854,258)	(774,535)	(981,431)
Subtract: Accounts payable and other accrued liabilities	(167,753)	(189,262)	(220,777)
Net Liquidity	$472,996	$508,481	$535,719

42#

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of June 30, 2012, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the trust assets related to its deferred compensation liability, (v) the York Property Mortgage, (vi) the Senior Notes, (vii) the Convertible Notes, (viii) the deferred compensation liability and (ix) outstanding forward exchange contracts.
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value related to its financial instruments. As of June 30, 2012, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $55.9 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of June 30, 2012, the notional value of outstanding forward exchange contracts was $32.3 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2012, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2012.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

43#

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
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the United States Constitution and is pre-empted by the United States Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs have appealed this ruling. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. Sotheby's believes that there are meritorious defenses to the appeal.

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

44#

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
Sotheby's current core strategic initiatives are focused on extending the breadth and depth of its relationships with major clients, developing a presence in China and other emerging markets, and enhancing its ability to conduct private sales. Over the past several years, Sotheby's has made substantial investments in information technology to provide clients with access to on-line bidding, improve post-sale client service, and enhance the sothebys.com website. In addition, Sotheby's has hosted new and innovative private sale exhibitions, and, in 2011, completed the construction of a dedicated private sale exhibition gallery, the S|2 Gallery, at its York Avenue headquarters in New York. Sotheby's has also implemented a restructuring plan in 2011 whereby it has streamlined certain European selling operations to allow global management to focus resources on growing markets, especially China, and other strategic priorities.
Sotheby's future operating results are dependent in part on management's success in implementing these and other strategic initiatives. Furthermore, the inability of Sotheby's to successfully implement its initiatives could result in, among other things, the loss of clients, the impairment of assets, and inefficiencies from operating in new and emerging markets. Sotheby's short-term operating results could also be unfavorably impacted by the costs associated with the implementation of its strategic plans.
(See statement on Forward Looking Statements.)
A breach of the security measures protecting Sotheby's global network of information systems may occur.
Sotheby's is dependent on a global network of information systems to conduct its business. A breach of the security measures protecting Sotheby's information systems could adversely impact its operations, reputation and brand.

45#

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

46#

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

47#

Sotheby's Convertible Notes have early conversion features that, if triggered, could reduce its liquidity in the short-term.
Sotheby's 3.125% Convertible Notes have a stated maturity date of June 15, 2013, but may be exercised during any fiscal quarter if the closing price of Sotheby's Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash. The Stock Price Trigger was not met during the second quarter of 2012 and, as a result, the Convertible Notes will not be convertible for the fiscal quarter beginning on July 1, 2012 and ending on September 30, 2012. However, if the Convertible Notes were to become exercisable during any fiscal quarter subsequent to June 30, 2012, and if any holders of the Convertible Notes elected to exercise during such periods, Sotheby's liquidity would be reduced.
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

48#

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)	On May 15, 2012, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

49#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: August 7, 2012

50#

EXHIBIT INDEX

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

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

51#