Form 10-Q
period 2012-09-30
SOTHEBYS
filed 2012-11-08
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2012, there were 67,778,305 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Auction and related revenues	$59,711	$52,916	$447,272	$516,841
Finance revenues	4,572	2,923	12,727	9,022
Dealer revenues	1,815	591	11,887	16,848
License fee revenues	2,046	1,408	4,539	4,119
Other revenues	317	372	944	757
Total revenues	68,461	58,210	477,369	547,587
Expenses:
Direct costs of services	4,225	5,083	38,924	40,295
Dealer cost of sales	2,553	6,012	11,624	20,267
Marketing expenses	3,500	2,803	12,508	10,639
Salaries and related costs	53,447	45,724	194,549	194,186
General and administrative expenses	37,980	37,404	116,753	110,788
Depreciation and amortization expense	4,690	4,461	13,244	12,803
Restructuring charges, net	(25)	2,208	(3)	4,476
Total expenses	106,370	103,695	387,599	393,454
Operating (loss) income	(37,909)	(45,485)	89,770	154,133
Interest income	280	530	1,102	3,667
Interest expense	(10,390)	(10,330)	(30,682)	(31,277)
Extinguishment of debt, net	—	(1,529)	—	(1,529)
Other income (expense)	1,596	(1,086)	2,391	(1,455)
(Loss) income before taxes	(46,423)	(57,900)	62,581	123,539
Equity in earnings (losses) of investees, net of taxes	17	(25)	194	28
Income tax (benefit) expense	(13,841)	(28,206)	20,574	23,631
Net (loss) income	$(32,565)	$(29,719)	$42,201	$99,936
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.48)	$(0.44)	$0.62	$1.47
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.48)	$(0.44)	$0.61	$1.43
Weighted average basic shares outstanding	67,771	67,410	67,661	67,263
Weighted average diluted shares outstanding	67,771	67,410	68,494	69,075
Cash dividends paid per common share	$0.08	$0.05	$0.24	$0.15
See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net (loss) income	$(32,565)	$(29,719)	$42,201	$99,936
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $613, $0, $613 and $0	15,235	(27,206)	14,014	2,500
Other comprehensive income (loss)	15,235	(27,206)	14,014	2,500
Comprehensive (loss) income	$(17,330)	$(56,925)	$56,215	$102,436
See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	September 30, 2012	December 31, 2011	September 30, 2011

A S S E T S
Current Assets:
Cash and cash equivalents	$585,772	$890,633	$542,400
Restricted cash	5,132	28,143	22,703
Accounts receivable, net of allowance for doubtful accounts of $6,729, $7,163 and $5,076	441,325	553,502	375,973
Notes receivable, net of allowance for credit losses of $1,149, $875 and $874	146,597	63,501	67,953
Inventory	99,038	113,606	117,450
Deferred income taxes	13,411	16,987	11,154
Income tax receivable	24,546	3,956	31,056
Prepaid expenses and other current assets	40,765	22,968	24,153
Total Current Assets	1,356,586	1,693,296	1,192,842
Notes receivable	291,485	169,182	167,417
Fixed assets, net of accumulated depreciation and amortization of $164,149, $155,703 and $156,315	372,537	370,721	372,160
Goodwill and other intangible assets, net of accumulated amortization of $6,081, $5,995 and $6,171	14,634	14,566	14,797
Equity method investments	15,195	14,942	14,886
Deferred income taxes	44,216	43,749	41,570
Trust assets related to deferred compensation liability	47,880	42,010	40,062
Pension asset	34,309	27,194	61,541
Income tax receivable	10,095	9,665	—
Other long-term assets	56,551	14,089	14,489
Total Assets	$2,243,488	$2,399,414	$1,919,764
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$264,570	$774,535	$367,235
Current portion of long-term debt, net	255,400	—	—
Accounts payable and accrued liabilities	70,361	64,121	62,256
Accrued salaries and related costs	45,705	82,630	59,606
Accrued income taxes	17,803	33,576	27,456
Deferred income taxes	515	515	757
Other current liabilities	17,043	8,935	9,837
Total Current Liabilities	671,397	964,312	527,147
Long-term debt, net	515,185	464,552	462,601
Deferred income taxes	2,826	970	8,265
Accrued income taxes	19,780	19,159	6,626
Deferred compensation liability	46,002	40,092	38,068
Other long-term liabilities	37,866	6,662	6,729
Total Liabilities	1,293,056	1,495,747	1,049,436
Commitments and contingencies (see Note 8)
Shareholders’ Equity:
Common Stock, $0.01 par value	677	675	675
Authorized shares at September 30, 2012—200,000,000
Issued and outstanding shares - 67,778,305, 67,407,473 and 67,554,228
Additional paid-in capital	362,565	355,628	350,895
Retained earnings	627,094	601,282	535,206
Accumulated other comprehensive loss	(39,904)	(53,918)	(16,448)
Total Shareholders’ Equity	950,432	903,667	870,328
Total Liabilities and Shareholders’ Equity	$2,243,488	$2,399,414	$1,919,764
See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Operating Activities:
Net income	$42,201	$99,936
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization expense	13,244	12,803
Loss on extinguishment of debt	—	1,529
Deferred income tax expense	3,216	547
Share-based payments expense	13,333	14,196
Net pension benefit	(2,037)	(4,197)
Asset provisions	5,943	11,131
Amortization of debt discount	8,572	8,578
Excess tax benefits from share-based payments	(3,316)	(7,242)
Other	1,151	770
Changes in assets and liabilities:
Accounts receivable	76,397	291,939
Due to consignors	(518,026)	(306,247)
Inventory	5,847	(341)
Prepaid expenses and other current assets	(15,782)	(8,313)
Other long-term assets	(43,009)	249
Income tax receivable and deferred income tax assets	(18,386)	(17,467)
Accrued income taxes and deferred income tax liabilities	(14,446)	(10,969)
Accounts payable and accrued liabilities and other liabilities	7,516	(28,013)
Net cash (used) provided by operating activities	(437,582)	58,889
Investing Activities:
Funding of notes receivable	(271,395)	(124,016)
Collections of notes receivable	116,038	184,159
Capital expenditures	(13,426)	(12,977)
Proceeds from the sale of land and buildings	714	—
Distributions from equity investees	100	320
Decrease (increase) in restricted cash	23,252	(3,621)
Net cash (used) provided by investing activities	(144,717)	43,865
Financing Activities:
Proceeds from the issuance of 2022 Senior Notes	300,000	—
Payment of debt issuance costs	(5,400)	—
Repayment of Convertible Notes	—	(22,465)
Proceeds from the settlement of Convertible Note Hedges	—	4,350
Repayment of York Property Mortgage	(2,124)	(2,044)
Dividends paid	(16,389)	(10,296)
Proceeds from exercise of employee stock options	966	2,566
Excess tax benefits from share-based payments	3,316	7,242
Funding of employee tax obligations upon the vesting of share-based payments	(11,348)	(18,575)
Net cash provided (used) by financing activities	269,021	(39,222)
Effect of exchange rate changes on cash and cash equivalents	8,417	(4,795)
(Decrease) increase in cash and cash equivalents	(304,861)	58,737
Cash and cash equivalents at beginning of period	890,633	483,663
Cash and cash equivalents at end of period	$585,772	$542,400
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
3. (Loss) Earnings Per Share
Basic (loss) earnings per share—Basic (loss) earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's only participating securities are unvested restricted stock units, which have non-forfeitable rights to dividends.
Diluted (loss) earnings per share—Diluted (loss) earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic (loss) earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby's potential common shares include the following:

•
Unvested performance share units held by employees and incremental common shares issuable upon the exercise of employee stock options. Unvested performance share units are included in the computation of diluted (loss) earnings per share if the profitability targets inherent in such awards are achieved as of the balance sheet date. Incremental common shares issuable upon the exercise of employee stock options are included in the computation of diluted (loss) earnings per share in quarterly periods when the average price of Sotheby's common stock exceeds the exercise price of the stock options. (See Note 10 for detailed information related to Sotheby’s share-based compensation programs.)

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

•
In reporting periods during which the average price of Sotheby's common stock exceeds the $44.90 per share exercise price of the warrants that were sold in conjunction with the issuance of the Convertible Notes (the “Warrants”), the net shares that would be delivered to settle the Warrants. (See Note 6 for detailed information related to the Warrants.)

7#

For the three months ended September 30, 2012 and 2011, 2.3 million and 2.5 million potential common shares, respectively, related to share-based payments were excluded from the computation of diluted loss per share because Sotheby's reported a net loss for the period, and, therefore, their inclusion in the computation would be anti-dilutive. For the nine months ended September 30, 2012 and 2011, 1.1 million and 0.6 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the balance sheet dates.
The table below summarizes the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands of dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(32,565)	$(29,719)	$42,201	$99,936
Less: Net income attributable to participating securities	—	—	185	1,169
Net (loss) income attributable to Sotheby’s common shareholders	$(32,565)	$(29,719)	$42,016	$98,767
Denominator:
Weighted average common shares outstanding	67,771	67,410	67,661	67,263
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.48)	$(0.44)	$0.62	$1.47
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(32,565)	$(29,719)	$42,201	$99,936
Less: Net income attributable to participating securities	—	—	184	1,142
Net (loss) income attributable to Sotheby’s common shareholders	$(32,565)	$(29,719)	$42,017	$98,794
Denominator:
Weighted average common shares outstanding	67,771	67,410	67,661	67,263
Weighted average dilutive potential common shares outstanding:
Convertible Notes	—	—	123	1,144
Performance share units	—	—	453	383
Non-employee director share deferrals	—	—	162	154
Stock options	—	—	95	111
Warrants	—	—	—	20
Weighted average dilutive potential common shares outstanding	—	—	833	1,812
Denominator for calculation of diluted (loss) earnings per share	67,771	67,410	68,494	69,075
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.48)	$(0.44)	$0.61	$1.43

8#

4. Segment Reporting
Sotheby’s operations are organized under three segments—Auction, Finance and Dealer. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three and nine months ended September 30, 2012 and 2011 (in thousands of dollars):

Three Months Ended September 30, 2012	Auction	Finance	Dealer	All Other	Reconciling items	Total
Revenues	$59,711	$6,414	$1,815	$2,363	$(1,842)	$68,461
Segment (loss) income before taxes	$(50,518)	$4,841	$(2,567)	$1,852	$(31)	$(46,423)
Three Months Ended September 30, 2011
Revenues	$52,916	$3,507	$591	$1,780	$(584)	$58,210
Segment (loss) income before taxes	$(51,399)	$752	$(7,006)	$1,238	$(1,485)	$(57,900)
Nine Months Ended September 30, 2012
Revenues	$447,272	$17,942	$11,887	$5,483	$(5,215)	$477,369
Segment income (loss) before taxes	$50,401	$13,510	$(4,933)	$3,955	$(352)	$62,581
Nine Months Ended September 30, 2011
Revenues	$516,841	$12,193	$16,848	$4,876	$(3,171)	$547,587
Segment income (loss) before taxes	$120,424	$9,075	$(7,979)	$3,601	$(1,582)	$123,539
For the three and nine months ended September 30, 2011, Finance segment income before taxes includes a $1.7 million non-operating loss and a $0.8 million non-operating gain, respectively, related to the remeasurement of foreign currency denominated client loans and intercompany balances.
The reconciling item related to Revenues represents charges from the Finance segment to the Auction segment for interest-free or other below market consignor advances with maturities typically ranging between 3 and 6 months (see Note 5). For the three and nine months ended September 30, 2011, the reconciling item related to segment (loss) income before taxes is almost entirely attributable to a $1.5 million loss recorded in the third quarter of 2011 to write-off a portion of the unamortized discount and deferred transaction costs related to Convertible Note redemptions in the period. In addition, for the three and nine months ended September 30, 2012 and 2011, the table above reflects immaterial reconciling items related to segment (loss) income before taxes representing Sotheby's pre-tax share of (earnings) losses associated with its equity investees. Such (earnings) losses are included in the table above in the results of the Dealer segment, but are presented net of taxes in the Condensed Consolidated Statements of Operations.
Sotheby's Dealer segment principally includes the activities of Noortman Master Paintings ("NMP"), a wholly-owned art dealer. In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note 10), management initiated a plan to restructure NMP’s business and sales strategy. As a result of the restructuring of its business and sales strategy, NMP has reduced its inventory of lower valued Old Master Paintings and shifted its focus to a select group of high-valued works of art. In furtherance of this strategy and due in part to a lower level of profitable sales, in the third quarter of 2012, management closed NMP's Amsterdam office and consolidated its operations into NMP's London office. These actions have resulted in total exit costs of $1.3 million recognized in 2012, with employee severance charges of $0.5 million recorded in the second quarter of 2012 and lease termination costs of $0.8 million recorded in the third quarter of 2012. Despite the charges recorded in 2012, Dealer results for the three and nine months ended September 30, 2012 reflect an improvement from the same periods in the prior year primarily due to a significantly lower level of inventory writedowns, which totaled $5.7 million and $8.3 million, respectively, in the prior year three and nine month periods. The prior year writedowns were the result of the previously discussed shift in NMP's selling strategy, as well as a general weakening of the private dealer market for certain categories of lower valued Old Master Paintings and a shift in the collecting tastes of NMP's clients. By comparison, Dealer inventory writedowns for the three and nine months ended September 30, 2012, totaled $1.5 million and $1.9 million, respectively.

9#

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands of dollars):

	September 30, 2012	December 31, 2011	September 30, 2011
Auction	$1,645,321	$2,005,177	$1,512,909
Finance	406,672	225,244	226,411
Dealer	98,002	93,588	95,379
All Other	1,225	1,048	1,285
Total segment assets	2,151,220	2,325,057	1,835,984
Unallocated amounts:
Deferred tax assets and income tax receivable	92,268	74,357	83,780
Consolidated assets	$2,243,488	$2,399,414	$1,919,764

5. Receivables
Accounts Receivable, Net—Sotheby's Auction segment functions principally as an agent by offering works of art for sale at auction and by brokering private art sales. In its role as agent, Sotheby's represents sellers of artworks by accepting property on consignment and by matching sellers to buyers through the auction or private sale process. Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction.
Under Sotheby’s standard auction payment terms, payments from the buyer are due no more than 30 days from the sale date and payment to the consignor is due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to a buyer in order to support and market a sale. Such terms typically extend the payment due date to a date that is no longer than one year from the sale date. In certain instances, the payment terms may be extended to a date that is beyond one year from the sale date. Any changes from the standard auction and private sale payment terms are subject to approval under Sotheby's policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. As of September 30, 2012, $37.8 million of Accounts Receivable (net) (of which $32.8 million is related to one buyer) and $31.4 million of Due to Consignors were classified within Other Long-Term Assets and Other Long-Term Liabilities, respectively, based on their corresponding payment due dates. None of the property related to these receivables has been released to the buyer, and Sotheby's was able to match the consignor payment terms with the due dates for the $32.8 million receivable that is related to one buyer.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay consignors for property that has not been paid for by buyers. However, in certain instances and subject to approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. As of September 30, 2012, Accounts Receivable (net) includes $136 million related to situations when Sotheby's has paid the consignor before payment was collected from the buyer. As of September 30, 2012, Accounts Receivable (net) also includes $35 million related to situations when the buyer has taken possession of the property before making payment to Sotheby’s.
As of September 30, 2012, $56.1 million, or 13%, of Accounts Receivable (net) was due from one buyer. None of the property related to this receivable balance has been released to the buyer, but the related net sale proceeds have been paid to the consignors.

10#

Notes Receivable, Net—As of September 30, 2012, December 31, 2011 and September 30, 2011, Notes Receivable (net) consisted of the following (in thousands of dollars):

	September 30, 2012	December 31, 2011	September 30, 2011
Finance segment:
Secured loans	$403,150	$223,029	$223,228
Auction segment:
Consignor advances	25,000	7,512	10,000
Unsecured loan	2,142	2,142	2,142
Dealer segment:
Secured loans	7,790	—	—
Total notes receivable, net	$438,082	$232,683	$235,370
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
In certain situations, loans are also made to refinance clients' auction and private sale purchases. For the nine months ended September 30, 2012 and 2011, Sotheby's advanced $65 million and $34.3 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within investing activities in the statement of cash flows. Upon repayment, the cash received in settlement of such loans is classified within operating activities in the statement of cash flows. As of September 30, 2012, December 31, 2011 and September 30, 2011, Notes Receivable (net) included $82.1 million, $36.7 million and $34.3 million, respectively, of such loans.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be delayed or limited.
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
Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. The table below provides information regarding the LTV ratio of Finance segment secured loans as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands of dollars):

	September 30, 2012	December 31, 2011	September 30, 2011
Aggregate LTV ratio of Finance segment secured loans	48%	42%	44%
Finance segment secured loans with an LTV above 50%	$250,688	$134,300	$116,040
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$423,863	$225,200	$200,067

11#

From January 1, 2011 through September 30, 2012, Sotheby’s recognized $0.1 million of cumulative losses related to specific impaired Finance segment secured loans. The table below provides other credit quality information regarding Finance segment secured loans as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands of dollars):

	September 30, 2012	December 31, 2011	September 30, 2011
Total secured loans	$403,150	$223,029	$223,228
Loans past due	$41,286	$5,388	$19,942
Loans more than 90 days past due	$6,149	$1,287	$14,323
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,149	875	874
Total allowance for credit losses - secured loans	$1,149	$875	$874
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of September 30, 2012, $41.3 million of the Notes Receivable (net) balance was considered to be past due, of which $6.1 million was more than 90 days past due. Management is continuing to accrue Finance Revenue on these past due loans. The collateral securing these loans has low auction estimates of approximately $81.1 million and $19.9 million, respectively. In consideration of the value of collateral securing these past due loans, current collateral disposal plans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of September 30, 2012, December 31, 2011 and September 30, 2011, Sothebys Finance segment had no non-accrual loans.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or interest that is deemed uncollectible. As of September 30, 2012, December 31, 2011 and September 30, 2011, Sothebys Finance segment had no impaired loans.
During the period January 1, 2011 to September 30, 2012, activity related to the allowance for credit losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2011	$971
Change in loan loss provision	41
Write-offs	(137)
Allowance for credit losses at December 31, 2011	875
Change in loan loss provision	274
Allowance for credit losses as of September 30, 2012	$1,149
Finance segment loans are predominantly variable interest rate loans; however, interest-free advances with maturities typically ranging between three and six months are provided to certain consignors in order to secure high-value property for auction or private sale and can represent a significant portion of the client loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. The carrying value of the Finance segment loan portfolio approximates its fair value.
As of September 30, 2012, loans to two borrowers totaling $49.4 million (LTV of 65%) and $46.3 million (LTV of 53%), respectively, each comprised approximately 11% of the Notes Receivable (net) balance. For the nine months ended September 30, 2012, Finance segment results include revenue of $2.8 million (16%) related to these two loans. No other individual loan exceeds 10% of the Notes Receivable (net) balance.

12#

As of September 30, 2012, unfunded commitments to extend additional credit through Sotheby's Finance Segment were $23.5 million, of which $0.9 million is committed to an employee of Sotheby’s who is not an Executive Officer. As of September 30, 2012, this same employee had an outstanding Finance segment loan of approximately $0.1 million.
Notes Receivable (Auction Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. Such Auction segment consignor advances are recorded on Sotheby's balance sheet within Notes Receivable (net). As of September 30, 2012, December 31, 2011 and September 30, 2011, auction guarantee advances totaled $25 million, $7.5 million and $10 million, respectively. (See Note 9.)
Under certain circumstances, Sotheby's, through its Auction segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of September 30, 2012, December 31, 2011 and September 30, 2011, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan, but management believes that the $2.1 million balance is collectible based on discussions with the borrower.
Notes Receivable (Dealer Segment)—Sotheby's Dealer segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, the Dealer segment acquires a partial ownership interest in the purchased property. Upon its eventual sale, any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of September 30, 2012, Notes Receivable (net) included $7.8 million of such loans. As of December 31, 2011 and September 30, 2011, there were no such loans outstanding.
Weighted Average Interest Rates—For the three months ended September 30, 2012 and 2011, the weighted average interest rates earned on consolidated Notes Receivable (net) were 5.4% and 5.9%, respectively. For the nine months ended September 30, 2012 and 2011, the weighted average interest rates earned on consolidated Notes Receivable (net) were 5.4% and 5.2%, respectively.
6. Debt
Revolving Credit Facility—Sotheby's and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The following summary does not purport to be a complete summary of the Credit Agreement, as amended, and is qualified in its entirety by reference to the Credit Agreement and each of the respective amendments, copies of which were filed as exhibits to previous SEC filings. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and each of the respective amendments.
The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”) and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, subject to Lenders' approval, an increase to the facility by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined by a calculation that is primarily based upon the carrying values of Sotheby's loan portfolio and art inventory. In addition, up to $10 million of the borrowing capacity under the Revolving Credit Facility may be used to issue letters of credit. As of September 30, 2012, there were no Revolving Credit Facility borrowings outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $200 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception on August 31, 2009.
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

13#

The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2012.
The maturity date of the Credit Agreement, as amended, is September 1, 2014, subject to Sotheby's meeting certain liquidity requirements during the period commencing on December 15, 2012 and ending on the date Sotheby's 3.125% Convertible Notes are converted or discharged (see "Convertible Notes" below). Management expects to meet these liquidity requirements throughout this period.
Sotheby’s has incurred approximately $9.9 million in life-to-date fees related to the Credit Agreement, as amended, which are being amortized on a straight-line basis to Interest Expense over the term of the credit facility. Additionally, Sotheby's is charged commitment fees of 0.625% per year for undrawn amounts committed under the Revolving Credit Facility.
Long-Term Debt—As of September 30, 2012, December 31, 2011 and September 30, 2011, Long-Term Debt consisted of the following (in thousands of dollars):

	September 30, 2012	December 31, 2011	September 30, 2011
York Property Mortgage, net of unamortized discount of $9,802, $12,475 and $13,366	$218,576	$218,027	$218,167
2015 Senior Notes, net of unamortized discount of $639, $755 and $791 (to be redeemed on November 25, 2012)	79,332	79,216	79,180
Convertible Notes, net of unamortized discount of $5,800, $11,583 and $13,437	176,068	170,285	168,431
2022 Senior Notes	300,000	—	—
Less current portion:
York Property Mortgage	(3,391)	(2,976)	(3,177)
2015 Senior Notes	(79,332)	—	—
Convertible Notes	(176,068)	—	—
Total	$515,185	$464,552	$462,601
(See the captioned sections below for detailed information related to the York Property Mortgage, the 2022 Senior Notes, the 2015 Senior Notes and the Convertible Notes.)
York Property Mortgage—On February 6, 2009, Sotheby's purchased the land and building located at 1334 York Avenue, New York, New York (the “York Property”) from RFR Holding Corp. (“RFR”) for a purchase price of $370 million. The York Property is home to Sotheby's sole North American auction salesroom and its principal North American exhibition space, as well as its corporate headquarters.
Sotheby's funded the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009 and the assumption of an existing $235 million mortgage on the York Property (the “York Property Mortgage”).
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense over the remaining expected term of the loan. The current portion of the York Property Mortgage ($3.4 million) is recorded in Other Current Liabilities on Sotheby's balance sheet. As of September 30, 2012, the fair value of the York Property Mortgage was approximately $237 million and is based on a present value calculation utilizing an interest rate obtained from a third party source.
The York Property and the York Property Mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby's affiliates or any other entity.

14#

2022 Senior Notes—On September 27, 2012, Sotheby’s issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022. The 2022 Senior Notes were offered only to qualified institutional buyers in accordance with Rule 144A and to non-U.S. Persons under Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Holders of the 2022 Senior Notes do not have registration rights, and the 2022 Senior Notes have not been and will not be registered under the Securities Act.
The net proceeds from the issuance of the 2022 Senior Notes were approximately $294.6 million, after deducting fees paid to the initial purchasers, and will be used to redeem all of the outstanding 2015 Senior Notes ($80 million) on November 25, 2012 and for general corporate purposes, including the repayment of other existing indebtedness.
The 2022 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of Sotheby's existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the Revolving Credit Facility. Interest on the 2022 Senior Notes is payable semi-annually in cash on April 1 and October 1 of each year.
The 2022 Senior Notes will be redeemable by Sotheby's, in whole or in part, on or after October 1, 2017, at specified redemption prices set forth in the underlying indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to October 1, 2017, the 2022 Senior Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a premium equal to the greater of 1% of the principal amount of the 2022 Senior Notes and a make-whole premium (as defined in the underlying indenture).
In addition, at any time prior to October 1, 2015, Sotheby's may redeem up to 35% of the aggregate principal amount of the 2022 Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 105.25% plus accrued and unpaid interest.
As of September 30, 2012, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $306.8 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
2015 Senior Notes—On June 17, 2008, Sotheby's issued $150 million aggregate principal amount of 7.75% Senior Notes, due June 15, 2015. The net proceeds from the issuance of the 2015 Senior Notes were approximately $145.9 million, after deducting the initial purchasers' discounts and fees.
Through September 30, 2012, Sotheby's had repurchased an aggregate principal amount of $70 million of 2015 Senior Notes for an aggregate purchase price of $65.3 million. These repurchases have resulted in a life-to-date non-cash net gain of approximately $2.5 million, net of fees, consisting of a $7.8 million gain recognized in the fourth quarter of 2008, a $1 million gain recognized in the first quarter of 2009 and a $6.3 million loss recognized in the fourth quarter of 2010.
The remaining $80 million principal amount of the 2015 Senior Notes have been called for redemption on November 25, 2012 (the "Redemption Date"). The redemption price will be 100% of the principal amount plus the greater of (i) 1.0% of the principal amount or (ii) the present value of 100% of the principal amount plus all required remaining scheduled interest due from the Redemption Date through the original June 15, 2015 maturity date, computed using a discount rate equal to the Treasury Rate (as defined in the underlying indenture) plus 0.5%, less the principal amount, plus any accrued and unpaid interest. The estimated redemption price of the 2015 Senior Notes is expected to be approximately $97 million, which includes a premium of approximately $14 million and unpaid accrued interest of $2.7 million. The redemption of the 2015 Senior Notes is expected to result in a loss of approximately $15 million, including the write-off of approximately $1 million related to unamortized debt issuance costs and discounts, in the fourth quarter of 2012.

15#

Convertible Notes—On June 17, 2008, Sotheby's issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Each of Sotheby's existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the Credit Agreement, as amended. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby's may not redeem the Convertible Notes prior to their stated maturity date. As of September 30, 2012, the $181.9 million principal amount of Convertible Notes that remain outstanding had a fair value of $200.7 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
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

16#

As of September 30, 2012, the unamortized discount related to the Convertible Notes was $5.8 million and the carrying value of the embedded conversion option recorded in Shareholders' Equity was $30 million ($15.6 million, net of taxes). As of September 30, 2012, management evaluated the remaining embedded conversion option and concluded that it continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining embedded conversion option was not remeasured as of September 30, 2012 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
As of September 30, 2012, the entire carrying value of the Convertible Notes ($176.1 million) was reflected within Current Liabilities on Sotheby's balance sheet because the Convertible Notes are due on June 15, 2013, which is within twelve months of the current balance sheet date. The Stock Price Trigger inherent in the Convertible Notes was not met as of September 30, 2012, December 31, 2011 and September 30, 2011. Accordingly, as of December 31, 2011 and September 30, 2011, the entire carrying value of the Convertible Notes ($170.3 million and $168.4 million, respectively) was reflected within Long-Term Debt on Sotheby's balance sheet.
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
As previously discussed in this footnote, in June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. As a result, in June 2011, Sotheby's exercised the portion of the Convertible Note Hedges related to these conversion requests, which enabled it to receive $4.4 million in cash, which was equal to the amount of the conversion premium paid upon settlement of the Convertible Notes in August 2011.
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
As of September 30, 2012, the carrying value of the Convertible Note Hedges recorded in Shareholders' Equity was $32.4 million ($17.2 million, net of taxes). As of September 30, 2012, management evaluated the remaining Convertible Note Hedges and concluded that they continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining Convertible Note Hedges was not remeasured as of September 30, 2012 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock at $44.905 per share that may only be exercised beginning on the June 15, 2013 maturity date of the Convertible Notes. As of June 11, 2008, the Warrants met all of the applicable criteria for equity classification and, as a result, the $22.3 million in net proceeds received from the sale of the Warrants was recorded on Sotheby's balance sheet within Additional Paid-In Capital in Shareholders' Equity. As of September 30, 2012, management evaluated the Warrants and concluded that they should not be accounted for separately as a derivative financial instrument because they continue to be indexed to Sotheby's Common Stock. Accordingly, the $22.3 million in net proceeds received from the sale of the Warrants remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.

17#

Future Principal and Interest Payments—As of September 30, 2012, the aggregate future principal and interest payments due under the York Property Mortgage, the 2022 Senior Notes, the 2015 Senior Notes, and the Convertible Notes through September 30, 2017 are as follows (in thousands of dollars):

October 2012 to September 2013	$217,817
October 2013 to September 2014	37,952
October 2014 to September 2015	333,458
October 2015 to September 2016	15,750
October 2016 to September 2017	15,750
Total	$620,727
As previously discussed in this footnote, the York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances.
Also as previously discussed in this footnote, on November 25, 2012, Sotheby's will redeem the remaining $80 million aggregate principal amount of 2015 Senior Notes for a redemption price of approximately $97 million. The table above reflects Sotheby's indebtedness based on terms and conditions as of September 30, 2012 and, accordingly, does not reflect the impact of the redemption of the 2015 Senior Notes in the fourth quarter of 2012.
Interest Expense—For the three and nine months ended September 30, 2012 and 2011, Interest Expense consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revolving credit facility:
Amortization of amendment and arrangement fees	$430	$430	$1,289	$1,311
Commitment fees	316	326	944	948
Sub-total	746	756	2,233	2,259
York Property Mortgage	4,194	4,238	12,586	12,639
2015 Senior Notes and 2022 Senior Notes	1,761	1,586	4,936	4,755
Convertible Notes	3,386	3,402	10,045	10,414
Other interest expense	303	348	882	1,210
Total interest expense	$10,390	$10,330	$30,682	$31,277
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2015 Senior Notes, the 2022 Senior Notes and the Convertible Notes.
For the three and nine months ended September 30, 2012 and 2011, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual coupon interest expense	$1,421	$1,492	$4,262	$4,617
Discount amortization	1,965	1,910	5,783	5,797
Total	$3,386	$3,402	$10,045	$10,414

18#

7. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). For the three and nine months ended September 30, 2012 and 2011, the components of the net pension benefit related to the U.K. Pension Plan are (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$931	$1,008	$2,790	$3,021
Interest cost	3,275	3,430	9,812	10,280
Expected return on plan assets	(4,887)	(5,838)	(14,639)	(17,498)
Net pension benefit	$(681)	$(1,400)	$(2,037)	$(4,197)
In 2012, Sotheby’s expects to contribute approximately $4.6 million to the U.K. Pension Plan, of which $3.8 million was contributed through September 30, 2012.
8. Commitments and Contingencies
Employment Arrangements—As of September 30, 2012, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between March 2013 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation that is payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual share-based payments, the accelerated vesting of certain share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment under certain circumstances. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $14.6 million as of September 30, 2012.
Tax Contingencies—Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base is complex and requires a significant amount of judgment. As of September 30, 2012 and December 31, 2011, the total liability related to such tax contingencies was $5.2 million and $4.9 million, respectively, representing Sotheby's estimate of the amounts owed for uncollected sales taxes. The ultimate tax paid in respect to this liability may be higher or lower than the amount accrued.
Legal Actions—Sotheby’s becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the matters described below. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. Management does not believe that the outcome of any current pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.

19#

Sotheby's Inc. v. Halsey Minor is an action commenced by a subsidiary of Sotheby's in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby's in the spring of 2008. Mr. Minor filed a counterclaim in that action.
During the course of the litigation, Sotheby's reoffered and sold the three paintings initially purchased by Mr. Minor in the spring of 2008 for $9.5 million, thereby reducing the amounts due from him. In March 2010, the court granted Sotheby's motions for summary judgment, denied Mr. Minor's motion for partial summary judgment and entered a judgment in Sotheby's favor in the amount of $6.6 million, which was collected by Sotheby's in the second quarter of 2010. This judgment included $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby's. The judgment also included an award of attorney's fees, in an amount that the court later determined to be $2.5 million. In April 2010, Mr. Minor filed a notice of appeal of the court's order and judgment. In January 2011, Sotheby's entered into an agreement with the California Franchise Tax Board (the “CFTB”) that provides for the release by the CFTB of potential claims it might have had to the $6.6 million that Sotheby's had collected from Mr. Minor. In February 2011, Mr. Minor and Sotheby's entered into a settlement agreement pursuant to which Mr. Minor dismissed his pending appeal and agreed to pay Sotheby's an additional $2.5 million in exchange for a release by Sotheby's of the uncollected $2.5 million judgment that it has against him and any claim for additional attorney's fees. As a result of the agreement with the CFTB in January 2011 and the February 2011 settlement with Mr. Minor, Sotheby's recognized a benefit of $3 million in its statement of operations in the first quarter of 2011. This benefit relates to interest earned on Mr. Minor's overdue balance ($2.2 million), compensation for lost auction commissions ($0.4 million) and the partial reimbursement of legal fees ($0.4 million).
As of September 30, 2012, approximately $0.4 million of the $2.5 million settlement amount that was agreed to in February 2011 was paid by Mr. Minor and has been recognized in Sotheby's financial statements. It is uncertain how much of the remaining $2.1 million owed under the settlement will be paid and, as a result, this amount has not been recognized in Sotheby's financial statements. Sotheby's is not currently aware of any other asserted claims against Mr. Minor that could compromise or adversely impact its position in any of the judgments discussed above.
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the U.S. Constitution and is preempted by the U.S. Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs have appealed this ruling. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. Sotheby's believes that there are meritorious defenses to the appeal.
Guarantee of Collection—A guarantee of collection is a guarantee to the consignor that, under certain conditions, Sotheby's will pay the consignor for property which has sold at auction but has not been paid for, within a certain amount of time, by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
As of September 30, 2012, Sotheby's has guaranteed to a consignor the collection of up to approximately $40 million in potential sales proceeds related to property that will be offered at auctions scheduled for the fourth quarter of 2012 and first quarter of 2013. The aggregate presale estimates of the property related to this guarantee of collection are $33 million to $47 million. In the event a purchaser defaults on any item which sold for an amount equal to or less than its mid-estimate, by the ninetieth day from the date of the auction, the consignor could elect for Sotheby's to pay the net sale proceeds to the consignor, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. The guarantee of collection does not apply to any item sold for more than its mid-estimate. Alternatively, if a purchaser defaults, the consignor may elect to cancel the sale and repossess the property. If any of the property under this guarantee of collection fails to meet its reserve price and as a result, does not sell at the auction, or if the consignor elects to cancel a sale due to buyer default, Sotheby's has no obligation to pay the consignor for those items. As of September 30, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under this guarantee of collection was not material.
(See Notes 9 and 11 for information on other contingencies. See Notes 5, 6 and 7 for information on other commitments.)

20#

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
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements under which a counterparty contractually commits to bid a predetermined price on the guaranteed property (an “irrevocable bid”). Ordinarily, an irrevocable bid is obtained concurrent with the issuance of the related auction guarantee or the auction guarantee is conditional upon the receipt of an irrevocable bid. From time-to-time, auction guarantees are issued that are not conditional on the receipt of an irrevocable bid, and the corresponding irrevocable bid is secured after Sotheby's has issued the auction guarantee. If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.
Sotheby's irrevocable bid counterparties are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.
Prior to 2009, Sotheby's usually assumed the entire financial risk under its auction guarantees. However, beginning in 2009, Sotheby's changed its strategy with respect to auction guarantees and since then has generally entered into auction guarantees only when it is able to reduce its financial exposure through irrevocable bid arrangements. While it is management's intent to seek to reduce Sotheby's auction guarantee exposure through the use of irrevocable bids, management may not always be able to secure irrevocable bids on terms that are acceptable to Sotheby's and in some instances may not choose to seek an irrevocable bid.
As of September 30, 2012, Sotheby’s had outstanding auction guarantees totaling $114.8 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is substantially reduced by irrevocable bid arrangements. If each irrevocable bid is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $94.8 million. The property related to these auction guarantees will be offered at auctions in the fourth quarter of 2012 and the first quarter of 2013.
As of September 30, 2012, $25 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the balance sheet within Notes Receivable and Consignor Advances. As of September 30, 2012, December 31, 2011 and September 30, 2011, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $5.6 million, $0.9 million and $0.2 million, respectively, and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of November 7, 2012, Sotheby's had outstanding auction guarantees totaling $155.6 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is substantially reduced by irrevocable bids. If each irrevocable bid is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $139.4 million. The property related to these auction guarantees will be offered at auctions in the fourth quarter of 2012 and the first quarter of 2013. As of November 7, 2012, $45.7 million of the aggregate guaranteed amount has been advanced by Sotheby's.

21#

10. Share-Based Payments and Dividends
Share-Based Payments—Share-based payments to employees include performance-based stock awards, shares of restricted stock, restricted stock units and stock options. Each of these share-based payments is explained in more detail below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the statements of operations. For the three and nine months ended September 30, 2012 and 2011, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pre-Tax	$4,256	$3,797	$13,333	$14,196
After-Tax	$2,741	$2,164	$9,163	$9,504
For the nine months ended September 30, 2012 and 2011, Sotheby's realized $3.3 million and $7.2 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in the financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the balance sheet as an increase to Additional Paid-in Capital and are classified within financing activities in the statement of cash flows.
As of September 30, 2012, unrecognized compensation expense related to the unvested portion of share-based payments was $22.5 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 3 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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

22#

Summary of Restricted Stock, RSU’s and PSU’s—For the nine months ended September 30, 2012, changes to the number of outstanding Restricted Stock shares, RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock Shares, RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,990	$23.89
Granted	717	$38.40
Vested	(738)	$20.76
Canceled	(54)	$27.19
Outstanding at September 30, 2012	1,915	$30.39
The aggregate fair value of Restricted Stock, RSU’s and PSU's that vested during the nine months ended September 30, 2012 and 2011 was $28.1 million and $45.2 million, respectively, based on the closing stock price on the dates the shares vested. As of September 30, 2012, 1.2 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over 4 years and expire 10 years after the date of grant. As of September 30, 2012, 35,000 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
For the nine months ended September 30, 2012, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	392	$21.94
Exercised	(44)	$22.11
Outstanding at September 30, 2012	348	$21.92	7.3	$3,342
Exercisable at September 30, 2012	99	$21.43	7.0	$995
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $0.6 million and $3.2 million, respectively. For the nine months ended September 30, 2012 and 2011, cash proceeds received as a result of stock option exercises were $1.0 million and $2.6 million, respectively. For the nine months ended September 30, 2012 and 2011, the related excess tax benefit realized from the exercise of stock options was $0.1 million and $0.8 million, respectively.
Noortman Master Paintings (“NMP”)—On June 7, 2006, Sotheby's entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby's acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby's paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby's Common Stock. Pursuant to the Purchase Agreement, if NMP failed to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration would be returned to Sotheby's. The minimum level of financial performance was not achieved and, as a result, 147,341 shares of Sotheby's Common Stock were returned to Sotheby's in the fourth quarter of 2011. For the nine months ended September 30, 2011, Sotheby's recognized a net benefit of $0.6 million in Salaries and Related Costs to reflect the final number of shares of Common Stock that were returned to Sotheby's.
Dividends—During the three and nine months ended September 30, 2012, Sotheby’s paid dividends of $5.4 million and $16.4 million, respectively. On November 7, 2012, Sotheby’s Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.4 million) to be paid to shareholders of record as of December 3, 2012 on December 17, 2012.
The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition (in particular, U.S. liquidity), cash flows, legal requirements and other factors as the Board of Directors deems relevant.

23#

11. Income Taxes
Reversal of Deferred Tax Asset Valuation Allowance—In the third quarter of 2011, Sotheby's reversed a valuation allowance recorded in 2009 against deferred tax assets related to certain state and local jurisdictions. The decision to reverse the valuation allowance was based upon management's conclusion that it was more likely than not that these deferred tax assets would be realized based on the weight of sufficient positive evidence, which included, but was not limited to, recent profitability, management's expectations of future profitability, the expected timing of the reversals of the deferred tax assets and economic conditions existing at the time of the reversal as compared to the economic conditions when the valuation allowance was established. The reversal of the valuation allowance resulted in the recognition of a non-recurring $11.6 million benefit recorded as of September 30, 2011, which included a discrete benefit of $9.6 million recognized in the third quarter of 2011 and an additional benefit of $2 million recognized through Sotheby's annual effective income tax rate.
Uncertain Tax Positions—As of September 30, 2012, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $35.1 million, representing an increase of $0.4 million when compared to December 31, 2011. As of September 30, 2011, Sotheby’s liability for unrecognized tax benefits was $31.8 million. As of September 30, 2012 and 2011, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $18.1 million and $16.8 million, respectively.
Sotheby’s believes it is reasonably possible that a decrease of $2.4 million in the balance of unrecognized tax benefits can occur within 12 months of the September 30, 2012 balance sheet date as a result of the expiration of the statute of limitations and expected settlements of currently ongoing tax audits.
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
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties increased by $0.5 million for the nine months ended September 30, 2012.
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
12. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of Sotheby's Board of Directors and its employees, transact with Sotheby's to buy and sell property at auction and through private sales. For the nine months ended September 30, 2012, Sotheby’s recognized total Auction and Related Revenues of $4.9 million related to the sale and purchase of property by related parties. These revenues represent approximately 1% of total revenues for the period. For the three and nine months ended September 30, 2011, Sotheby's recognized total Auction and Related Revenues of $0.9 million and $5.9 million, respectively, related to the sale and purchase of property by related parties. These revenues represent approximately 2% and 1%, respectively, of total revenues for those periods. As of September 30, 2012, Accounts Receivable (net) includes $0.1 million associated with purchases made by related parties and represents less than 1% of Accounts Receivable (net). As of December 31, 2011 and September 30, 2011, Accounts Receivable (net) includes $24.4 million and $4.6 million, respectively, of such related party receivables. These receivables represent approximately 4% and 1%, respectively, of Accounts Receivable (net) as of these dates.
As of September 30, 2012, Notes Receivable (net) includes a $0.1 million Finance segment loan to an employee who is not an Executive Officer.

24#

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

25#

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
Use of Non-GAAP Financial Measures
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. Net Liquidity, as presented in MD&A under "Key Performance Indicators," is a supplemental financial measure that is not required by or presented in accordance with GAAP.
Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Consequently, Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of Sotheby's available liquidity, excluding borrowings available under its revolving credit facility. Net Liquidity should not be considered as an alternative to cash and cash equivalents as reported in accordance with GAAP. A reconciliation of Net Liquidity to cash and cash equivalents reported in accordance with GAAP is presented below under “Reconciliation of Non-GAAP Financial Measures.”
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.
Overview
As discussed above, due to the seasonality of Sotheby's auction business, the third quarter typically reflects a net loss. Accordingly, in the third quarter of 2012, Sotheby's reported a pre-tax loss of ($46.4) million as compared to a pre-tax loss of ($57.9) million in the prior year. The $11.5 million (20%) improvement in Sotheby's pre-tax results for the quarter is largely the result of a $6.8 million (13%) increase in auction and related revenues, which was driven by a $4.9 million (50%) improvement in private sale commission revenues, and a $1.6 million (56%) increase in Finance segment revenues.
For the three months ended September 30, 2012, Sotheby's reported a net loss of ($32.6) million, which compares unfavorably to the net loss of ($29.7) million reported in the prior year due to an $11.6 million tax benefit recognized in the third quarter of 2011 as a result of the reversal of a valuation allowance against certain of Sotheby's deferred tax assets.
For the nine months ended September 30, 2012, Sotheby's net income decreased $57.7 million (58%) when compared to the prior year. This decrease is primarily due to lower auction commission revenues resulting from a $433.5 million (16%) reduction in Net Auction Sales, as 2011 included an unprecedented level of sales of single-owner collections. The decline in year-to-date auction commission revenues is partially offset by an $8.2 million (17%) increase in private sale commission revenues and a $6.4 million decrease in Dealer inventory writedowns, as well as $4.5 million of charges recorded in 2011 as a result of restructuring actions implemented to streamline Sotheby's European selling operations.
See the discussion below for greater detail on the significant factors impacting Sotheby’s results for the three and nine months ended September 30, 2012 and the comparison to the prior period.
Outlook
Management remains confident in the global art market, where demand and prices continue to be strong, particularly at the high-end of the market, although competition for these consignments is particularly fierce. Management continues to focus on stabilizing auction commission margins and maximizing revenues, as well as maintaining a rational cost structure while proceeding with measured investments in the strategic initiatives that are vital to Sotheby's future. (See statement on Forward Looking Statements. In addition, the art market has historically been cyclical; please refer to Item 1A, "Risk Factors," which summarizes the factors that could significantly influence and cause variability in Sotheby's operating results and liquidity.)

26#

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011
The table below presents a summary of Sotheby’s results of operations for the three and nine months ended September 30, 2012 and 2011, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2012	2011	$ Change	% Change
Revenues:
Auction and related revenues	$59,711	$52,916	$6,795	13%
Finance revenues	4,572	2,923	1,649	56%
Dealer revenues	1,815	591	1,224	*
License fee revenues	2,046	1,408	638	45%
Other revenues	317	372	(55)	(15%)
Total revenues	68,461	58,210	10,251	18%
Expenses	106,370	103,695	(2,675)	(3%)
Operating loss	(37,909)	(45,485)	7,576	17%
Net interest expense	(10,110)	(9,800)	(310)	(3%)
Extinguishment of debt, net	—	(1,529)	1,529	100%
Other income (expense)	1,596	(1,086)	2,682	*
Loss before taxes	(46,423)	(57,900)	11,477	20%
Equity in earnings (losses) of investees, net of taxes	17	(25)	42	*
Income tax benefit	(13,841)	(28,206)	(14,365)	(51%)
Net loss	$(32,565)	$(29,719)	$(2,846)	(10%)
Key Performance Indicators:
Aggregate Auction Sales (a)	$230,930	$247,907	$(16,977)	(7%)
Net Auction Sales (b)	$192,874	$207,760	$(14,886)	(7%)
Items sold at auction with a hammer (sale) price greater than $1 million	23	13	10	77%
Total hammer (sale) price of items sold at auction with a price greater than $1 million	$57,369	$62,575	$(5,206)	(8%)
Auction Commission Margin (c)	21.8%	19.7%	N/A	10%
Private Sales (d)	$181,792	$84,329	$97,463	*
Consolidated Sales (e)	$414,537	$332,827	$81,710	25%
Average Loan Portfolio (f)	$343,639	$195,160	$148,479	76%
Net Liquidity (g) (h)	$616,747	$414,686	$202,061	49%

27#

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2012	2011	$ Change	% Change
Revenues:
Auction and related revenues	$447,272	$516,841	$(69,569)	(13%)
Finance revenues	12,727	9,022	3,705	41%
Dealer revenues	11,887	16,848	(4,961)	(29%)
License fee revenues	4,539	4,119	420	10%
Other revenues	944	757	187	25%
Total revenues	477,369	547,587	(70,218)	(13%)
Expenses	387,599	393,454	5,855	1%
Operating income	89,770	154,133	(64,363)	(42%)
Net interest expense	(29,580)	(27,610)	(1,970)	(7%)
Extinguishment of debt, net	—	(1,529)	1,529	100%
Other income (expense)	2,391	(1,455)	3,846	*
Income before taxes	62,581	123,539	(60,958)	(49%)
Equity in earnings of investees, net of taxes	194	28	166	*
Income tax expense	20,574	23,631	3,057	13%
Net income	$42,201	$99,936	$(57,735)	(58%)
Key Performance Indicators:
Aggregate Auction Sales (a)	$2,699,564	$3,211,745	$(512,181)	(16%)
Net Auction Sales (b)	$2,297,956	$2,731,410	$(433,454)	(16%)
Items sold at auction with a hammer (sale) price greater than $1 million	352	464	(112)	(24%)
Total hammer (sale) price of items sold at auction with a price greater than $1 million	$1,293,271	$1,490,036	$(196,765)	(13%)
Auction Commission Margin (c)	16.3%	16.6%	N/A	(2%)
Private Sales (d)	$695,436	$532,743	$162,693	31%
Consolidated Sales (e)	$3,406,887	$3,761,336	$(354,449)	(9%)
Average Loan Portfolio (f)	$308,485	$217,435	$91,050	42%
Net Liquidity (g) (h)	$616,747	$414,686	$202,061	49%

Legend:
*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales and Dealer revenues.
(f)	Represents the average loan portfolio of Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.
(h)
Represents the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date. See "Net Liquidity" below for a more detailed discussion of this key performance indicator.

28#

Impact of Changes in Foreign Currency Exchange Rates
For the three months ended September 30, 2012, foreign currency exchange rates had a net favorable impact of approximately $1.4 million on Sotheby's results when compared to the prior period. For the nine months ended September 30, 2012, foreign currency exchange rates had a net unfavorable impact of approximately $2 million on Sotheby's results when compared to the prior period, as summarized in the following table (in thousands of dollars):

Three Months Ended September 30, 2012	Favorable/ (Unfavorable)
Total revenues	$(1,282)
Total expenses	2,653
Operating income	1,371
Net interest expense and other	(4)
Impact of changes in foreign currency exchange rates	$1,367

Nine Months Ended September 30, 2012	Favorable/ (Unfavorable)
Total revenues	$(9,559)
Total expenses	7,523
Operating loss	(2,036)
Net interest expense and other	41
Impact of changes in foreign currency exchange rates	$(1,995)

29#

Revenues
For the three and nine months ended September 30, 2012 and 2011, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2012	2011	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$41,955	$40,962	$993	2%
Private sale commission revenues	14,645	9,750	4,895	50%
Principal activities	(457)	(1,213)	756	(62%)
Other auction and related revenues**	3,568	3,417	151	4%
Total auction and related revenues	59,711	52,916	6,795	13%
Other revenues:
Finance revenues	4,572	2,923	1,649	56%
Dealer revenues	1,815	591	1,224	*
License fee revenues	2,046	1,408	638	45%
Other	317	372	(55)	(15%)
Total other revenues	8,750	5,294	3,456	65%
Total revenues	$68,461	$58,210	$10,251	18%

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2012	2011	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$375,116	$454,485	$(79,369)	(17%)
Private sale commission revenues	56,110	47,947	8,163	17%
Principal activities	527	148	379	*
Other auction and related revenues**	15,519	14,261	1,258	9%
Total auction and related revenues	447,272	516,841	(69,569)	(13%)
Other revenues:
Finance revenues	12,727	9,022	3,705	41%
Dealer revenues	11,887	16,848	(4,961)	(29%)
License fee revenues	4,539	4,119	420	10%
Other	944	757	187	25%
Total other revenues	30,097	30,746	(649)	(2%)
Total revenues	$477,369	$547,587	$(70,218)	(13%)
*     Represents a change in excess of 100%.

**
Principally includes commissions and other fees earned on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues.

Auction and Related Revenues
For the three months ended September 30, 2012, auction and related revenues increased $6.8 million (13%) primarily due to a 50% increase in private sale commission revenue and, to a lesser extent, slightly higher auction commission revenues. For the nine months ended September 30, 2012, auction and related revenues decreased $69.6 million (13%) due to a $79.4 million (17%) decline in auction commission revenue partially offset by an $8.2 million (17%) increase in private sale commission revenue. The comparisons to the prior periods are also impacted by unfavorable changes in foreign currency exchange rates, which decreased auction and related revenues by approximately $1.2 million and $9.3 million during the three and nine month periods, respectively. See below for a more detailed discussion of these and the other significant factors impacting the comparisons of auction and related revenues between the current and prior periods.

30#

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
For the three months ended September 30, 2012, auction commission revenues increased approximately $1 million (2%) despite a 7% decrease in Net Auction Sales due to an improvement in Auction Commission Margin from 19.7% to 21.8%. For the nine months ended September 30, 2012, auction and related revenues decreased $79.4 million (17%) due to a 16% decrease in Net Auction Sales and, to a much lesser extent, a decline in Auction Commission Margin. The comparison to the prior periods is unfavorably impacted by changes in foreign currency exchange rates, which decreased auction commission revenues by approximately $0.7 million and $8 million during the three and nine month periods, respectively. See "Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these key performance indicators.
Net Auction Sales—For the three months ended September 30, 2012, Net Auction Sales decreased $14.9 million (7%) when compared to the prior year primarily due to a $24 million decrease in the recurring various-owner Old Master Paintings sales in London, which in 2011 included the sale of Francesco Guardi's Venice, A View of The Rialto Bridge, Looking North, From The Fondamenta Del Carbon for a hammer price of $38 million. This decrease is partially offset by a $12.7 million improvement in recurring various-owner sales of Asian Art in New York.
For the nine months ended September 30, 2012, Net Auction Sales decreased $433.5 million (16%) when compared to the prior year due to a number of significant single-owner sales occurring in the prior period, as well as a decrease in the volume of objects sold at recurring various-owner sales. Net Auction Sales are also unfavorably impacted by changes in foreign currency exchange rates, which contributed $44.1 million to the overall decrease versus the prior year. More specifically, the year-to-date decrease in Net Auction Sales is attributable to the following factors:

•
Excluding collections of Impressionist Art and Contemporary Art, worldwide sales of single-owner collections decreased $274.2 million (62%). The second quarter of 2011, in particular, included an unprecedented level of single-owner collections, including The Meiyingtang Collection of Chinese Porcelain ($76.5 million), The Mei Yun Tang Collection of Paintings by Chang Dai-chien ($76.5 million), The Evill/Frost Collection of 20th Century British Art ($59.8 million) and The Ullens Collection of Contemporary Chinese Art ($46.5 million).

•
Excluding Impressionist Art and Contemporary Art, recurring various-owner sales decreased $151 million (13%) primarily due to decreases in worldwide sales of Asian Art ($77.4 million), Old Master Paintings ($55 million) and 19th Century Paintings ($20 million), partially offset by an increase in worldwide sales of Jewelry ($33 million).The decreases in sales of Asian Art may be attributable, in part, to the slowdown in the major economies of that region, and in particular, China.

•
These decreases are partially offset by an increase of $63.7 million (6%) in worldwide sales of Impressionist Art and Contemporary Art. The second quarter auction of Impressionist Art in New York included the sale of Edvard Munch's The Scream for $107 million ($119.9 million including buyer's premium), the highest price ever for a work of art at auction.

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

31#

For the three months ended September 30, 2012, Auction Commission Margin increased from 19.7% to 21.8% primarily as a result of a lower level of shared auction commissions in the current period.
For the nine months ended September 30, 2012, Auction Commission Margin decreased from 16.6% to 16.3%. This decline is attributable to competitive pressures to win high value consignments, which resulted in a higher level of shared auction commissions in the year-to-date period, and to the sales mix, as there was a shift in the proportion of property sold in the various price bands of Sotheby's buyer's premium rate structure.
Private Sale Commission Revenues—For the three and nine months ended September 30, 2012, private sale commission revenues grew by $4.9 million (50%) and $8.2 million (17%), respectively, primarily due to increased sales of high value property, as well as an overall increase in the volume of sales transacted in the current periods, particularly in the Contemporary Art collecting category. Private sales continue to be a strategic focus for management and have become increasingly important to Sotheby’s overall financial performance.
Finance Revenues
For the three and nine months ended September 30, 2012, Finance revenues increased $1.6 million (56%) and $3.7 million (41%), respectively, principally due to a $91.1 million (42%) increase in the year-to-date average loan portfolio balance. This growth in the loan portfolio is attributable to increased demand for art-related financing associated with traditional client liquidity needs, the improved global reach of Sotheby's art-financing business and an increase in term loans made to refinance clients' auction and private sale purchases (see Note 5 of Notes to Condensed Consolidated Financial Statements).
(Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)
Dealer Revenues and Cost of Sales
Dealer revenues consist of revenues earned from the sale of inventory, which includes property owned by Noortman Master Paintings ("NMP") and artworks purchased for investment purposes. To a lesser extent, Dealer revenues also include commissions earned by NMP through the brokering of private art sales. Dealer cost of sales includes the net book value of Dealer inventory sold during the period and any writedowns to the carrying value of Dealer inventory.
The table below summarizes Dealer revenues, cost of sales and gross (loss) profit for the three and nine months ended September 30, 2012 and 2011 (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2012	2011	$ Change	% Change
Dealer revenues	$1,815	$591	$1,224	*
Dealer cost of sales	(2,553)	(6,012)	3,459	58%
Dealer gross loss	$(738)	$(5,421)	$4,683	86%

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2012	2011	$ Change	% Change
Dealer revenues	$11,887	$16,848	$(4,961)	(29)%
Dealer cost of sales	(11,624)	(20,267)	8,643	43%
Dealer gross profit (loss)	$263	$(3,419)	$3,682	*
* Represents a change in excess of 100%
Dealer results for the three and nine months ended September 30, 2012 reflect an improvement from the same periods in the prior year primarily due to a significantly lower level of inventory writedowns, which totaled $5.7 million and $8.3 million, respectively, in the prior year three and nine month periods. The prior year writedowns were the result of a shift in NMP's selling strategy, as well as a general weakening of the private dealer market for certain categories of lower valued Old Master Paintings and a shift in the collecting tastes of NMP's clients. By comparison, Dealer inventory writedowns for the three and nine months ended September 30, 2012, totaled $1.5 million and $1.9 million, respectively. Partially offsetting the decrease in Dealer inventory writedowns in the current periods is a lower level of profitable sales and fewer privately brokered sales when compared to the prior year.

32#

In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note 10 of Notes to Condensed Consolidated Financial Statements), management initiated a plan to restructure NMP’s business and sales strategy. As a result of the restructuring of its business and sales strategy, NMP has reduced its inventory of lower valued Old Master Paintings and shifted its focus to a select group of high-valued works of art. In furtherance of this strategy and due in part to a lower level of profitable sales, in the third quarter of 2012, management closed NMP's Amsterdam office and consolidated its operations into NMP's London office. These actions have resulted in total exit costs of $1.3 million recognized in 2012, with employee severance charges of $0.5 million recorded in the second quarter of 2012 and lease termination costs of $0.8 million recorded in the third quarter of 2012.
License Fee Revenues
For the three and nine months ended September 30, 2012, license fee revenues increased $0.6 million (45%) and $0.4 million (10%), respectively. These increases are almost entirely attributable to a $0.5 million brand development fee earned in the third quarter of 2012 in connection with a new master franchise agreement entered into by Realogy Corporation ("Realogy") to develop the Sotheby's International Realty brand in Australia's New South Wales market.
Expenses
For the three and nine months ended September 30, 2012 and 2011, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended September 30,	2012	2011	$ Change	% Change
Direct costs of services	$4,225	$5,083	$858	17%
Dealer cost of sales	2,553	6,012	3,459	58%
Marketing expenses	3,500	2,803	(697)	(25%)
Salaries and related costs	53,447	45,724	(7,723)	(17%)
General and administrative expenses	37,980	37,404	(576)	(2%)
Depreciation and amortization expense	4,690	4,461	(229)	(5%)
Restructuring charges, net	(25)	2,208	2,233	*
Total expenses	$106,370	$103,695	$(2,675)	(3%)

			Favorable / (Unfavorable)
Nine Months Ended September 30,	2012	2011	$ Change	% Change
Direct costs of services	$38,924	$40,295	$1,371	3%
Dealer cost of sales	11,624	20,267	8,643	43%
Marketing expenses	12,508	10,639	(1,869)	(18%)
Salaries and related costs	194,549	194,186	(363)	—%
General and administrative expenses	116,753	110,788	(5,965)	(5%)
Depreciation and amortization expense	13,244	12,803	(441)	(3%)
Restructuring charges, net	(3)	4,476	4,479	*
Total expenses	$387,599	$393,454	$5,855	1%
* Represents a change in excess of 100%.
Direct Costs of Services
Direct costs of services consists largely of sale specific marketing costs such as auction catalogue production and distribution expenses, sale advertising and promotion expenses, and traveling exhibition costs. Also included in direct costs of services are sale-related shipping expenses. The level of direct costs incurred in any period is generally dependent upon the volume and composition of Sotheby’s auction and private sale offerings. For example, direct costs attributable to auctions of single-owner or other high-value collections are typically higher than those associated with standard various-owner auctions, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions, as well as higher shipping expense.

33#

For the three months ended September 30, 2012, direct costs of services decreased $0.9 million (17%) when compared to the same period in the prior year. The decrease in direct costs of services in the current period is attributable to lower private sale exhibition expenses, as well as a decrease in auction-related direct costs consistent with the change in the level and composition of Sotheby's auction offerings when compared to the prior period.
For the nine months ended September 30, 2012, direct costs of services decreased $1.4 million (3%) when compared to the prior year. Auction-related direct costs of services decreased during the current period, reflecting the level and composition of Sotheby's auction offerings, as well as favorable movements in foreign currency exchange rates. However, this decrease is largely offset by a $1.1 million increase in private sale expenses, as well as a non-recurring $0.9 million recovery recognized in the second quarter of 2011 related to the sale of an object that was subject to a previous property loss claim. The higher level of private selling expenses was almost entirely attributable to two selling exhibitions conducted in Hong Kong in the second quarter of 2012, for which there were no comparable costs in the prior period.
Marketing Expenses

Marketing expenses are costs related to the promotion of the Sotheby's brand consisting of costs related to corporate marketing activities, client service initiatives and strategic sponsorships of cultural institutions. For the three and nine months ended September 30, 2012, marketing expenses increased $0.7 million (25%) and $1.9 million (18%), respectively, largely due to brand promotion activities in Asia and in particular, China where Sotheby's incurred $0.5 million in third quarter costs to promote the launch of its joint venture with Beijing GeHua Art Company (see "Strategic Initiatives in China" below).
Salaries and Related Costs
For the three and nine months ended September 30, 2012 and 2011, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended September 30,	2012	2011	$ Change	% Change
Full-time salaries	$32,849	$31,700	$(1,149)	(4%)
Incentive compensation expense	3,258	2,316	(942)	(41%)
Share-based payment expense	4,256	3,797	(459)	(12%)
Payroll taxes	3,550	3,500	(50)	(1%)
Employee benefits	6,115	649	(5,466)	*
Labor union severance costs	250	—	(250)	N/A
Other compensation expense**	3,169	3,762	593	16%
Total salaries and related costs	$53,447	$45,724	$(7,723)	(17%)

			Favorable / (Unfavorable)
Nine Months Ended September 30,	2012	2011	$ Change	% Change
Full-time salaries	$98,603	$95,697	$(2,906)	(3%)
Incentive compensation expense	34,237	45,953	11,716	25%
Share-based payment expense	13,333	14,196	863	6%
Payroll taxes	14,968	16,126	1,158	7%
Employee benefits	17,966	9,773	(8,193)	(84%)
Labor union severance costs	4,375	—	(4,375)	N/A
Other compensation expense**	11,067	12,441	1,374	11%
Total salaries and related costs	$194,549	$194,186	$(363)	—%

* Represents a change in excess of 100%.
** Principally includes expense related to the cost of temporary labor and overtime, and certain employment arrangements.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior periods.

34#

Full-Time Salaries—For the three and nine months ended September 30, 2012, full-time salaries increased $1.1 million (4% ) and $2.9 million (3%), respectively, primarily due to strategic headcount and salary increases partially offset by the impact of changes in foreign currency exchange rates which reduced full-time salaries by $0.9 million and $2.1 million, respectively.
Incentive Compensation—The amount of incentive compensation expense recorded in a period is largely dependent upon the level of Sotheby's earnings, as measured by Earnings Before Interest Expense, Income Tax Expense, and Depreciation and Amortization Expense (EBITDA), and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby's full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for brokering certain eligible private sale transactions. The increase in accrued incentive compensation expense for the three months ended September 30, 2012 is attributable to the growth in private sale commission revenues in the period. The decrease in accrued incentive compensation expense for the nine months ended September 30, 2012 is predominantly due to the lower level of Sotheby's earnings relative to the prior period.
Share-Based Payment Expense—Share-based payment expense consist of amortization expense related to performance-based equity compensation awards, restricted stock units and stock options. Equity compensation awards are granted annually each February and the value of each annual award is generally dependent upon Sotheby’s financial results for the year prior to the grant date. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of shares ultimately expected to vest as a result of employee service. In addition, for performance-based equity compensation awards, the amount and timing of expense recognition is significantly impacted by management’s assessment of the likelihood and timing of achieving certain profitability targets. (See Note 10 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
For the three months ended September 30, 2012, share-based payment expense increased $0.5 million (12%) reflecting a $1.3 million reduction to compensation expense recorded in the third quarter of 2011 as a result of management's normal periodic assessment of the likelihood and timing of achieving certain performance-based award profitability targets. For the nine months ended September 30, 2012, share-based payment expense decreased $0.9 million (6%) principally due to a lower value of performance-based equity compensation awards expected to vest.
Payroll Taxes—For the nine months ended September 30, 2012, payroll taxes decreased $1.2 million (7%) primarily due to a lower level of accrued incentive compensation costs.
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the United Kingdom (the "U.K. Pension Plan") is significantly influenced by interest rates, investment performance in the debt and equity markets and actuarial assumptions. Also, the expense recorded for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability during a period, which result from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and, therefore, decrease employee benefit costs. On a consolidated basis, the cost increases (decreases) related to the DCP liability are offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected within other income (expense) (see discussion of "Other Income (Expense)" below).
For the three months ended September 30, 2012, employee benefit costs increased $5.5 million primarily due to significantly improved investment performance associated with the DCP, which increased employee benefit costs by $4.1 million. The comparison of third quarter employee benefit costs to the prior year is also negatively impacted by a $0.7 million decrease in the net pension credit related to the U.K. Pension Plan (as discussed below) and a $0.5 million increase in employee severance costs, as well as the impact of the headcount and full-time salary increases discussed above. These increases are partially offset by a lower level of accrued costs related to Sotheby's U.S. retirement plans resulting from lower profit-sharing accruals during the current period.
For the nine months ended September 30, 2012, employee benefit costs increased $8.2 million (84%) primarily due to significantly improved investment performance associated with the DCP, which increased employee benefit costs by $4.6 million. The comparison of year-to-date employee benefit costs to the prior year is also negatively impacted by a $2.2 million decrease in the net pension credit related to the U.K. Pension Plan (as discussed below) and a $1.9 million increase in employee severance costs, as well as the impact of the headcount and full-time salary increases discussed above. These increases are

35#

partially offset by a lower level of accrued costs related to Sotheby's U.S. retirement plans resulting from lower profit-sharing and incentive compensation-related accruals during the current period.
The decreases in the net pension credit related to the U.K. Pension Plan are due to a decrease in the expected long-term rate of return on plan assets from 7.7% to 6.3%. For the year ending December 31, 2012, the net pension credit related to the U.K. Pension Plan is expected to be approximately $2.7 million, a decrease of approximately $2.8 million when compared to 2011. (See statement on Forward Looking Statements.)
Labor Union Severance Costs—On June 30, 2011, the collective bargaining agreement applicable to 42 property handlers employed at Sotheby's New York City office expired. During the process of negotiations with the union representing the property handlers, the union made statements to the media threatening a strike. In order to avoid the impact of the union's threatened strike during the autumn 2011 sales season and in support of Sotheby's bargaining proposals, Sotheby's locked out members of the bargaining unit on July 29, 2011. On May 31, 2012, Sotheby's and the union agreed to a new collective bargaining agreement. In conjunction with the new collective bargaining agreement, Sotheby's offered severance benefits to the union members in exchange for the voluntary termination of their employment. The voluntary severance offer expired on July 20, 2012 with a total of 35 union members accepting, resulting in a year-to-date charge of $4.4 million, of which $0.3 million was recognized in the third quarter of 2012. Management expects to recover a substantial portion of the total severance costs over the next three years as a result of cost savings associated with the new labor agreement with the property handlers union. (See statement on Forward Looking Statements.)
Other Compensation Expense—Other compensation expense typically includes the cost of temporary labor and overtime, as well as the amortization of expense related to certain employment arrangements. For the three months ended September 30, 2012, other compensation expense decreased $0.6 million (16%) primarily due to lower temporary labor costs in New York as the prior period included a higher level of expense in response to the lockout of unionized property handlers in 2011. For the nine months ended September 30, 2012, other compensation expense decreased $1.4 million (11% ) primarily as a result of lower amortization expense related to certain employment arrangements.
General and Administrative Expenses
For the three and nine months ended September 30, 2012, general and administrative expenses increased $0.6 million (2%) and $6 million (5%), respectively, primarily due to the following factors:

•
Increases of $1.2 million (10%) and $4.4 million (12%), respectively, in professional fees, primarily attributable to a higher level of consulting fees in support of Sotheby's strategic and corporate initiatives, as well as a higher level of legal fees and technology development consulting costs.

•
Net increases of $1.5 million (15%) and $4.9 million (16%), respectively, in facilities-related expenses. These increases are primarily due to quarter and year-to-date increases of $0.9 million and $3 million, respectively, in rent expense for Sotheby's expanded premises in Hong Kong. In addition, an incremental $1 million in year-to-date security costs were incurred in order to minimize the business disruption associated with the lockout of Sotheby's unionized property handlers in New York, which ended on May 31, 2012 (see "Labor Union Severance Costs" under Salaries and Related Costs above).

•	A $0.9 million (5%) year-to-date increase in travel and entertainment expense incurred in part to support Sotheby's strategic initiatives in emerging markets.

•	A year-to-date increase of $0.6 million in technology costs primarily in support of the Sotheby's.com website.
The overall increase in general and administrative expenses for the three months ended September 30, 2012 is partially offset by a $1.2 million benefit recorded in the third quarter of 2012 to reverse a portion of Sotheby's liability for sales, use, and other indirect tax contingencies (see Note 8 in Notes to Condensed Consolidated Financial Statements) and favorable changes in foreign currency exchange rates, which decreased general and administrative expenses by approximately $0.9 million. The overall increase in general and administrative expenses for the nine months ended September 30, 2012 is also partially offset by a decrease of $2.3 million in litigation claims and client goodwill gestures and favorable changes in foreign currency exchange rates, which decreased general and administrative expenses $2.1 million.

36#

Restructuring Plans and Related Charges
For the three and nine months ended September 30, 2011, Sotheby’s recorded net Restructuring Charges of approximately $2.2 million and $4.5 million, respectively.
On June 27, 2011, the Executive Committee of Sotheby’s Board of Directors approved a restructuring plan (the “2011 Restructuring Plan”) impacting Sotheby’s operations in Italy and the Netherlands. The 2011 Restructuring Plan streamlined Sotheby’s European selling operations, with a renewed emphasis on relationships with key clients and the sourcing of important collections. The 2011 Restructuring Plan has also allowed Sotheby’s global management to focus resources on growing markets, especially China, and other strategic priorities. In the Netherlands, the 2011 Restructuring Plan resulted in the cessation of all local auction sales. In Italy, Sotheby’s significantly reduced its auction sales calendar, but has continued to conduct auctions of Contemporary and Modern Art. Sotheby’s streamlined European operations continues to source property to its other selling locations throughout the world, as well as pursue private sale opportunities.
The 2011 Restructuring Plan reduced staff by 24, which represented approximately 46% of Sotheby’s then current headcount in Italy and the Netherlands and 2% of its global headcount. The 2011 Restructuring Plan also allowed Sotheby’s to completely exit its leased Amsterdam salesroom, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.
For the nine months ended September 30, 2011, the charges associated with the 2011 Restructuring Plan consisted of $2.6 million in lease termination costs related to the Amsterdam salesroom and $1.9 million in employee termination benefits and other restructuring related charges.
Net Interest Expense
For the nine months ended September 30, 2012, net interest expense increased $2 million (7%) primarily due to $2.2 million of interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account, for which there was no comparable event in the current year (see Note 8 of Notes to Condensed Consolidated Financial Statements).
On September 27, 2012, Sotheby’s issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). The net proceeds of the issuance of the 2022 Senior Notes will be used to redeem all of the outstanding ($80 million) 7.75% Senior Notes due June 2015 (the "2015 Senior Notes") and for general corporate purposes, including the repayment of other existing indebtedness. It is management's current intent to utilize $181.9 million of the net proceeds to settle Sotheby's 3.125% Convertible Notes (the "Convertible Notes"), which mature in June 2013.
The remaining $80 million principal amount of the 2015 Senior Notes have been called for redemption on November 25, 2012. The estimated redemption price of the 2015 Senior Notes is expected to be approximately $97 million, which includes a premium of approximately $14 million and unpaid accrued interest of $2.7 million. The redemption of the 2015 Senior Notes is expected to result in a loss of approximately $15 million, including the write-off of approximately $1 million related to unamortized debt issuance costs and discounts, in the fourth quarter of 2012.
As a result of the issuance of the 2022 Senior Notes and the redemption of the 2015 Senior Notes, interest expense for the year ending December 31, 2012 is expected to increase $5.3 million when compared to the prior year. However, following the maturity of the Convertible Notes, Sotheby's expects to achieve annualized interest expense savings of approximately $4.7 million due to the lower interest rate on the 2022 Senior Notes (5.25%) when compared to the weighted average effective interest rate on the 2015 Senior Notes and the Convertible Notes (7.83%), partially offset by a higher principal amount of long-term debt outstanding.
(See "Liquidity and Capital Resources" below and statement on Forward Looking Statements.)

37#

Extinguishment of Debt, Net
On April 1, 2011, the trustee for the Convertible Notes notified bondholders that the Convertible Notes would be convertible at their option for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the closing price of Sotheby's Common Stock exceeding $44.20 for 20 trading days in the 30 consecutive trading days ending on March 31, 2011. In June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. The conversion obligation of $22.5 million related to these conversion requests, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash in August 2011. Sotheby's simultaneously received $4.4 million in cash to fund the conversion premium through its exercise of a portion of its Convertible Note Hedges. In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.
(See Note 6 of Notes to Condensed Consolidated Financial Statements.)
Other Income (Expense)
For the three and nine months ended September 30, 2012, Sotheby’s results include other income of $1.6 million and $2.4 million, respectively, as compared to other expense of ($1.1) million and ($1.5) million, respectively, in the prior year. The favorable comparisons versus the prior year are largely the result of the significantly improved performance of the trust assets related to the DCP liability, which resulted in gains of $1.2 million and $2 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, other expense included losses of ($3.1) million and ($2.6) million, respectively, from the changes in the fair value of these assets. On a consolidated basis, the impact of the gains (losses) on the trust assets related to the DCP are largely offset by increases (decreases) in the value of the DCP liability, which are recorded within employee benefits costs (see discussion of “Salaries and Related Expenses” above).
Income Tax (Benefit) Expense
The quarterly income tax provision is calculated using an estimated annual effective income tax rate for the period using actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets and the impact of future tax settlements with federal, state or foreign tax authorities; or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.
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
Management anticipates that Sotheby's annual effective income tax expense rate for 2012, excluding discrete items, will be approximately 32%. The anticipated annual effective income tax expense rate for 2012 is lower than the U.S. statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates, partially offset by state and local income taxes and additional U.S. tax on earnings from foreign subsidiaries. (See statement on Forward Looking Statements.)

38#

The table below summarizes Sotheby's income tax (benefit) / expense and effective tax rate for the three and nine months ended September 30, 2012 and 2011, including the impact of discrete items (in thousands of dollars):

Three Months Ended September 30,	2012	2011
Loss before taxes	$(46,423)	$(57,900)
Income tax benefit	$(13,841)	$(28,206)
Effective tax rate	29.8%	48.7%
Nine Months Ended September 30,	2012	2011
Income before taxes	$62,581	$123,539
Income tax expense	$20,574	$23,631
Effective tax rate	32.9%	19.1%
The change in Sotheby's effective income tax rate when compared to the prior periods is primarily due to a non-recurring $11.6 million tax benefit recognized in the third quarter of 2011 related to the reversal of a valuation allowance against certain of its deferred tax assets. Sotheby's effective income tax rate for the three and nine months ended September 30, 2012 was also impacted by an increase in foreign earnings that are taxable in the U.S., as well as a lower proportion of consolidated pre-tax income being earned in countries with lower statutory tax rates such as Hong Kong.
U.K. Finance Act 2012-The U.K. Finance Act 2012 (the “Act”) was enacted on July 17, 2012. The Act, among other things, reduced the U.K. statutory tax rate from 25% to 24%, effective April 1, 2012. This legislation is not expected to have a material impact on Sotheby's 2012 results.
FINANCIAL CONDITION AS OF SEPTEMBER 30, 2012
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2012, total cash and cash equivalents decreased $304.9 million to $585.8 million primarily due to the factors discussed below.
Cash Used by Operating Activities—The amount of cash provided or used by Sotheby's operating activities in a period is generally a reflection of its net income or loss, the volume of Net Auction Sales, the timing of auction and private sale settlements, the amount and timing of payments made to vendors, the amount and timing of compensation-related payments and the amount and timing of the collection and/or payment of tax-related balances. (See Note 5 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby's auction and private sale payment terms, as well as its receivable balances.)
Net cash used by operating activities of approximately $437.6 million for the nine months ended September 30, 2012 is principally attributable to net cash outflows of $441.6 million related to the settlement of auction and private sale transactions during the period. This net cash outflow was particularly influenced by net sale proceeds paid to consignors in the first quarter of 2012 in relation to certain high-value sales for which buyer payments were collected in the fourth quarter of 2011, and to a lesser extent, an increase in the balance of accounts receivable associated with situations when Sotheby's has paid the consignor in advance of receiving payment from the buyer. Also contributing to the cash outflows from operating activities was the funding of approximately $58 million in 2011 incentive compensation payments in February 2012 and $50 million in tax-related payments. These net cash outflows were partially offset by cash inflows associated with Sotheby's net income of $42.2 million earned in the period.
Cash Used by Investing Activities—Net cash used by investing activities of $144.7 million for the nine months ended September 30, 2012 is principally attributable to $155.4 million in net cash outflows related to client loans reflecting increased demand for art-related financing associated with traditional client liquidity needs, as well as the improved global reach of Sotheby's art-financing business. Cash used by investing activities also includes capital expenditures of $13.4 million during the first nine months of 2012, a portion of which were made to support certain strategic initiatives, including the expansion of Sotheby's premises in Hong Kong. These cash outflows were partially offset by a decrease of $23.3 million in restricted cash as a result of net auction proceeds paid to consignors during the period in certain foreign countries where auction houses are legally required to maintain consignor funds in segregated accounts.
Cash Provided by Financing Activities—Net cash provided by financing activities of $269 million for the nine months ended September 30, 2012 is almost entirely attributable to $294.6 million in net proceeds received in the third quarter of 2012 from the issuance of Sotheby's 5.25% Senior Notes, due October 1, 2022. This cash inflow is partially offset by dividend payments ($16.4 million) and the funding of employee tax obligations upon the vesting of share-based payments ($11.3 million).

39#

NET LIQUIDITY
Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Consequently, Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of Sotheby's available liquidity, excluding borrowings available under its revolving credit facility. As of September 30, 2012, December 31, 2011 and September 30, 2011, Net Liquidity was as follows (in thousands of dollars):

	September 30, 2012	December 31, 2011	September 30, 2011
Cash and cash equivalents	$585,772	$890,633	$542,400
Add: Restricted cash	5,132	28,143	22,703
Add: Accounts receivable, net	441,325	553,502	375,973
Subtract: Due to consignors	(264,570)	(774,535)	(367,235)
Subtract: Accounts payable and other accrued liabilities	(150,912)	(189,262)	(159,155)
Net Liquidity	$616,747	$508,481	$414,686
On September 27, 2012, Sotheby’s issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022. The net proceeds received from the issuance of the 2022 Senior Notes were approximately $294.6 million after deducting fees paid to the initial purchasers and are included in Cash and Cash Equivalents in the table above as of September 30, 2012. The net proceeds of the issuance of the 2022 Senior Notes will be used to redeem all of the outstanding 2015 Senior Notes on November 25, 2012 ($80 million) and for general corporate purposes, including the repayment of other existing indebtedness. It is management's current intent to utilize $181.9 million of the net proceeds to settle Sotheby's Convertible Notes, which mature on June 15, 2013. (See "Liquidity and Capital Resources" below and statement on Forward Looking Statements.)

40#

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of September 30, 2012 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
York Property Mortgage (1)
Principal payments	$228,330	$3,391	$224,939	$—	$—
Interest payments	35,197	12,613	22,584	—	—
Sub-total	263,527	16,004	247,523	—	—
Unsecured debt (2)
Principal payments	561,839	181,868	79,971	—	300,000
Interest payments	181,986	19,945	43,916	31,500	86,625
Sub-total	743,825	201,813	123,887	31,500	386,625

Other commitments:
Operating lease obligations (3)	107,564	16,562	29,550	25,778	35,674
Employment arrangements (4)	14,636	8,128	5,056	1,452	—
Auction guarantees (5)	114,800	114,800	—	—	—
Uncertain tax positions (6)	335	335	—	—	—
Sub-total	237,335	139,825	34,606	27,230	35,674
Total	$1,244,687	$357,642	$406,016	$58,730	$422,299

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

(2)	Represents Sotheby's aggregate outstanding principal and semi-annual interest payments due on the following outstanding unsecured debt:

•	$300 million 5.25% Senior Notes issued on September 27, 2012 and due on October 1, 2022;

•	$80 million 7.75% Senior Notes due on June 15, 2015; and

•
$182 million 3.125% Convertible Notes, which are due on June 15, 2013, but may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted: (i) during any fiscal quarter (and only during such fiscal quarter), if the closing price of Sotheby's Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the "Stock Price Trigger"), (ii) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, or (iii) upon the occurrence of certain specified corporate transactions (as set forth in the Convertible Notes Indenture). It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash.

The remaining $80 million principal amount of the 2015 Senior Notes have been called for redemption on November 25, 2012. The estimated redemption price of the 2015 Senior Notes is expected to be approximately $97 million, which includes a premium of approximately $14 million and unpaid accrued interest of $2.7 million. The redemption of the 2015 Senior Notes is expected to result in a loss of approximately $15 million, including the write-off of approximately $1 million related to unamortized debt issuance costs and discounts, in the fourth quarter of 2012. The table above reflects Sotheby's indebtedness based on terms and conditions as of September 30, 2012 and, accordingly, does not reflect the impact of the redemption of the 2015 Senior Notes in the fourth quarter of 2012.
(See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information related to the 2022 Senior Notes, the 2015 Senior Notes and the Convertible Notes.)

41#

(3)	Represents rental payments due under Sotheby’s operating lease obligations.

(4)
Represents the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby's incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees, which expire at various points between March 2013 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for incentive compensation that is payable only if specified Company and individual goals are attained. Additionally, certain of these arrangements provide annual share-based payments, the accelerated vesting of certain share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment under certain circumstances.

(5) From time to time in the ordinary course of its business, Sotheby’s will guarantee to consignors a minimum price in connection with the sale of property at auction (an “auction guarantee”). As of September 30, 2012, Sotheby’s had outstanding auction guarantees totaling $114.8 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is substantially reduced by irrevocable bid arrangements. If each irrevocable bid is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $94.8 million. The property related to these auction guarantees will be offered at auctions in the fourth quarter of 2012 and the first quarter of 2013. (See Note 9 of Notes to Condensed Consolidated Financial Statements for more detailed information on auction guarantees.)

(6)
Excludes the $23 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on Sotheby's balance sheet as of September 30, 2012. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information on uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS
For information related to Off-Balance Sheet Arrangements, see Notes 8 and 9 of Notes to Condensed Consolidated Financial Statements.
CONTINGENCIES
For information related to Contingencies, see Notes 8, 9 and 11 of Notes to Condensed Consolidated Financial Statements.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 11 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents—As of September 30, 2012, Sotheby’s had global cash and cash equivalents of approximately $585.8 million, of which $215.1 million was held in the U.S. and $370.7 million was held by foreign subsidiaries. The focus of Sotheby’s current investment policy is to preserve principal and ensure liquidity. Accordingly, current cash balances are invested in the highest rated overnight deposits.
The September 30, 2012 balance of U.S. cash and cash equivalents represents a net increase of $145.2 million versus the June 30, 2012 balance, reflecting the $294.6 million in net proceeds received in the third quarter of 2012 from the issuance of Sotheby's 5.25% Senior Notes, due October 1, 2022. These net proceeds were partially offset by the funding of the settlement of foreign intercompany loans and the impact of the seasonality of Sotheby's business.
The net proceeds received from the issuance of the 2022 Senior Notes will be used to redeem all of the outstanding 2015 Senior Notes on November 25, 2012 ($80 million) and for general corporate purposes, including the repayment of other existing indebtedness. It is management's current intent to utilize $181.9 million of the net proceeds to settle Sotheby's 3.125% Convertible Notes, which mature on June 15, 2013. (See statement on Forward Looking Statements.)

42#

The remaining $80 million principal amount of the 2015 Senior Notes have been called for redemption on November 25, 2012. The estimated redemption price of the 2015 Senior Notes is expected to be approximately $97 million, which includes a premium of approximately $14 million and unpaid accrued interest of $2.7 million. The redemption of the 2015 Senior Notes is expected to result in a loss of approximately $15 million, including the write-off of approximately $1 million related to unamortized debt issuance costs and discounts, in the fourth quarter of 2012, in the fourth quarter of 2012. (See Note 6 of Notes to Condensed Consolidated Financial Statements for more detailed information on Sotheby's long-term debt obligations and the redemption of the 2015 Senior Notes.) (See statement on Forward Looking Statements.)
Revolving Credit Facility—Sotheby's and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) are party to a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation (“GE Capital”). The following summary does not purport to be a complete summary of the Credit Agreement, as amended, and is qualified in its entirety by reference to the Credit Agreement and each of the respective amendments, copies of which were filed as exhibits to previous SEC filings. Terms used, but not defined in this summary, have the meanings set forth in the Credit Agreement and each of the respective amendments.
The Credit Agreement, as amended, provides for a $200 million revolving credit facility (the “Revolving Credit Facility”) and has a feature whereby any time on or before March 1, 2014 the Borrowers may request, subject to Lenders' approval, an increase to the facility by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined by a calculation that is primarily based upon the carrying values of Sotheby's loan portfolio and art inventory. In addition, up to $10 million of the borrowing capacity under the Revolving Credit Facility may be used to issue letters of credit. As of September 30, 2012, there were no Revolving Credit Facility borrowings outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $200 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception on August 31, 2009.
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
The Credit Agreement, as amended, also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2012.
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

43#

As of September 30, 2012, Sotheby’s had global cash and cash equivalents of approximately $585.8 million, of which $215.1 million was held in the U.S. and $370.7 million was held by foreign subsidiaries. Of the $370.7 million in foreign cash balances, approximately $293 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $293 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or debt repayments. Management continually evaluates its assertions regarding the indefinite reinvestment of certain foreign cash balances. If circumstances were to change and cause management to change its assertion with respect to indefinitely reinvested foreign cash balances, Sotheby's would incur additional income tax expense. (See statement on Forward Looking Statements.)
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of the redemption of the 2015 Senior Notes, the funding of the settlement of the 3.125% Convertible Notes, the funding of monthly payments on the York Property Mortgage, the funding of capital expenditures and the payment of dividends, as well as the funding of the other short-term commitments due on or before September 30, 2013, as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $23 million to $25 million for the year ended December 31, 2012, including an investment of approximately $8 million for the expansion of Sotheby's premises in Hong Kong. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures and the payment of dividends, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above.
On November 7, 2012, Sotheby’s Board of Directors declared a quarterly dividend of $0.08 per share (approximately $5.4 million) to be paid to shareholders of record as of December 3, 2012 on December 17, 2012. The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition and cash flows (in particular, U.S. cash balances and liquidity), as well as other factors that the Board of Directors deems relevant. It is the intention of Sotheby’s to continue to pay quarterly dividends at a rate of at least $0.08 per share, subject to Board approval and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)
Management believes that operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the September 1, 2014 expiration of the Credit Agreement, as amended. Also, on September 12, 2012, Sotheby's filed an automatically effective Registration Statement on Form S-3ASR (the "Registration Statement") with the Securities and Exchange Commission, which Sotheby's could use to facilitate the raising of further capital through the issuance of debt securities, which may be in the form of notes or other types of debt securities. Sotheby's does not currently intend to issue any additional long-term debt.
Sotheby's continues to have significant cash balances and strong liquidity, especially in consideration of the $294.6 million in net proceeds received from the issuance of the 2022 Senior Notes on September 27, 2012. As discussed above, approximately $94 million of these net proceeds will be utilized to redeem the remaining $80 million principal amount of 2015 Senior Notes on November 25, 2012. Additionally, management currently intends to utilize $181.9 million of the net proceeds to settle Sotheby's 3.125% Convertible Notes which mature on June 15, 2013. The remaining net proceeds, along with existing cash balances, will continue to provide Sotheby's flexibility in funding potential future operational and capital needs, including the potential domestic and international growth of the Finance segment loan portfolio and possible future expenditures related to international growth markets such as China. Additionally, should business operations and liquidity, and in particular, U.S. cash balances and liquidity, remain strong, management will continue to evaluate traditional corporate finance alternatives, including repurchases of shares of Sotheby’s Common Stock and/or some action with respect to Sotheby’s dividend. (See statement on Forward Looking Statements.)

44#

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
STRATEGIC INITIATIVES IN CHINA
On September 26, 2012, Sotheby's received the approvals from the Chinese government to form and operate a 10-year equity joint venture agreement (the “Joint Venture Agreement”) with Beijing GeHua Art Company (“GeHua”). Sotheby's expects to make an initial investment in the joint venture of approximately $1.2 million (representing an 80% ownership interest) no later than the first quarter of 2013, and it is expected that GeHua will invest approximately $0.3 million (representing a 20% ownership interest) concurrent with Sotheby's initial investment. The Board of Directors of the joint venture consists of five members, with four members (including the Chairman) appointed by Sotheby's. Structural changes to the joint venture require the unanimous vote of the Board of Directors, while all other decisions require a super majority of two-thirds of the vote. Sotheby's will be responsible for the day-to-day management of the joint venture.
The Joint Venture Agreement will allow Sotheby's to take advantage of a planned free port project that GeHua is developing within the Tianzhu Free Trade Zone in Beijing (the “Beijing Free Port”), which will serve as a tax-advantaged storage location and provide a platform for art-related auctions and private selling exhibitions of non-cultural relics, travelling exhibitions, and educational activities. The date of completion of the Beijing Free Port and the commencement and scope of any storage, auction or private selling activities by the joint venture, as well as any earnings or losses resulting from the operation of the joint venture, are uncertain. However, management believes that the Joint Venture Agreement will strategically enhance Sotheby's long-term presence in mainland China and allow it to potentially capitalize on the opportunities presented by the Chinese art market, which Sotheby's currently serves through its existing operations in Hong Kong. (See statement on Forward Looking Statements and Item 1A, "Risk Factors".)
Sotheby's is also currently in negotiations with the Chinese government to obtain the license required to operate as a Foreign-Invested Commercial Enterprise ("FICE") in order to establish a wholly-owned subsidiary, through which Sotheby's would operate independently in China outside of the Beijing Free Port in the same or similar businesses conducted by the joint venture. Management intends to establish the FICE in Beijing in 2013, with an initial focus on private sales, the hosting of traveling exhibitions and other client liaison activities. (See statement on Forward Looking Statements and Item 1A, "Risk Factors".)
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

45#

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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of cash and cash equivalents to Net Liquidity as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands of dollars):

	September 30, 2012	December 31, 2011	September 30, 2011
Cash and cash equivalents	$585,772	$890,633	$542,400
Add: Restricted cash	5,132	28,143	22,703
Add: Accounts receivable, net	441,325	553,502	375,973
Subtract: Due to consignors	(264,570)	(774,535)	(367,235)
Subtract: Accounts payable and other accrued liabilities	(150,912)	(189,262)	(159,155)
Net Liquidity	$616,747	$508,481	$414,686
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of September 30, 2012, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the York Property Mortgage, (v) the 2015 Senior Notes, (vi) the 2022 Senior Notes, (vii) the Convertible Notes, (viii) the DCP liability and related trust assets, and (ix) outstanding forward exchange contracts.
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of September 30, 2012, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash balances of approximately $36.8 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of September 30, 2012, the notional value of outstanding forward exchange contracts was $103 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2012, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2012.

46#

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
Sotheby’s becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the matter described below. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.
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
The international art market is influenced over time by the overall strength and stability of the global economy and the financial markets of various countries, although this correlation may not be immediately evident. In addition, global political conditions and world events may affect Sotheby's business through their effect on the economies of various countries, as well as on the willingness of potential buyers and sellers to purchase and sell art in the wake of economic uncertainty. Sotheby's business can be particularly influenced by the economies, financial markets and political conditions of the U.S., the U.K., China and the other major countries or territories of Europe and Asia (including the Middle East). Accordingly, weakness in those economies and financial markets can adversely affect the supply of and demand for works of art and Sotheby's business. Furthermore, global political conditions may also influence the enactment of legislation that could adversely impact Sotheby's business.

47#

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
Sotheby's current core strategic initiatives are focused on extending the breadth and depth of its relationships with major clients, developing a presence in China and other emerging markets, and enhancing its ability to conduct private sales. Over the past several years, Sotheby's has made substantial investments in information technology to provide clients with access to on-line bidding, improve post-sale client service, and enhance the sothebys.com website. In addition, Sotheby's has hosted new and innovative private sale exhibitions, and, in 2011, completed the construction of a dedicated private sale exhibition gallery, the S|2 Gallery, at its York Avenue headquarters in New York. Sotheby's has also implemented a restructuring plan in 2011 whereby it has streamlined certain European selling operations to allow global management to focus resources on growing markets, especially China, and other strategic priorities. In September 2012, Sotheby's received approval from the Chinese government to form and operate a 10-year equity joint venture with Beijing GeHua Art Company in China, which management believes will strategically enhance Sotheby's long-term presence in mainland China and allow it to potentially capitalize on the opportunities presented by the Chinese art market. (See "Strategic Initiatives in China" above and statement on Forward Looking Statements.)

48#

Sotheby's future operating results are dependent in part on management's success in implementing these and other strategic initiatives. Furthermore, the inability of Sotheby's to successfully implement its strategic initiatives could result in, among other things, the loss of clients, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results could be unfavorably impacted by the costs associated with the implementation of its strategic plans.
Sotheby's recently approved joint venture in China is a foreign-invested enterprise under Chinese law. As such, enforcement of certain of Sotheby's rights within the joint venture are subject to approval from the Chinese government, which could limit Sotheby's ability to operate the joint venture.
Because Sotheby's recently approved joint venture in China is a foreign-invested enterprise under Chinese law, all changes in shareholding and constitution of the joint venture will be subject to approval by the Chinese government, including in the event Sotheby's is seeking to terminate the joint venture agreement, exercise its put option, or wind up the joint venture. Accordingly, Sotheby's ability to operate the joint venture and enforce the joint venture agreement provisions could be constrained by the Chinese government and other unforeseen circumstances. (See "Strategic Initiatives in China" above.)
Sotheby's is currently in negotiations with the Chinese government to obtain the license required to operate as a Foreign-Invested Commercial Enterprise ("FICE") in order to establish a wholly-owned subsidiary in China. Sotheby's negotiations to obtain the license required to operate as a FICE in China may not be successful.
Sotheby's establishment of a wholly-owned subsidiary in China is subject to the receipt of a license from the Chinese government. Sotheby's may not be successful in obtaining this license, which could delay or inhibit its ability to further implement its strategic initiatives in China. (See "Strategic Initiatives in China" above.)
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

49#

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
The ability of Sotheby's to realize proceeds from the sale of collateral for Finance segment loans may be delayed or limited.
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
Sotheby's becomes involved in various claims and lawsuits incidental to the ordinary course of its business. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy.

50#

Sotheby's could be exposed to losses in the event of title or authenticity claims arising from sales or auctions of works of art.
The assessment of works of art offered for auction or private sale can involve potential claims regarding title and authenticity. Items sold by Sotheby's may be subject to statutory warranties as to title and to a limited guarantee as to authenticity under the Conditions of Sale and Terms of Guarantee that are published in Sotheby's auction sale catalogues. The authentication of works of art is based on scholarship and research, but necessarily requires a degree of judgment from Sotheby's art experts. In the event of a title or authenticity claim against Sotheby's, Sotheby's may have recourse against the seller of the property and may have the benefit of insurance, but a claim could nevertheless expose Sotheby's to losses and to reputational risk.
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
Sotheby's 3.125% Convertible Notes have a stated maturity date of June 15, 2013, but may be exercised during any fiscal quarter if the closing price of Sotheby's Common Stock exceeds $44.20 per share (i.e., 130% of the conversion price of the Convertible Notes) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash. The Stock Price Trigger was not met during the third quarter of 2012 and, as a result, the Convertible Notes will not be convertible for the fiscal quarter beginning on October 1, 2012 and ending on December 31, 2012. However, if the Convertible Notes were to become exercisable during any fiscal quarter subsequent to December 31, 2012, and if any holders of the Convertible Notes elected to exercise during such periods, Sotheby's liquidity would be reduced.
On September 27, 2012, Sotheby’s issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022. The net proceeds received from the issuance of the 2022 Senior Notes were approximately $294.6 million after deducting fees paid to the initial purchasers. It is management's current intent to utilize $181.9 million of the net proceeds to settle the Convertible Notes, which mature on June 15, 2013. (See "Liquidity and Capital Resources" above and statement on Forward Looking Statements.)
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

51#

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
Sotheby's maintains insurance coverage through brokers and underwriters for the works of art it owns and for works of art consigned to it by its clients, which are stored at Sotheby's facilities around the world. An inability to adequately insure such works of art due to limited capacity of the global art insurance market in the future could have an adverse impact on Sotheby's business.

52#

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1
Consent and Amendment No. 5 to Credit Agreement Amendment dated as of September 6, 2012, by and among Sotheby's (a Delaware corporation), Sotheby's, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's (a company registered in England) and Sotheby's Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the Fronting Lender and the other Lenders, signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender, and the Lenders.

10.2
Amendment No. 6 to Credit Agreement Amendment dated as of September 17, 2012, by and among Sotheby's (a Delaware corporation), Sotheby's, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's (a company registered in England) and Sotheby's Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the Fronting Lender and the other Lenders, signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender, and the Lenders.

10.3	Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For the Establishment of Sotheby's (Beijing) Auction Co., LTD, dated as of September 3, 2012.

10.4	Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For the Establishment of Sotheby's (Beijing) Auction Co., LTD, amended as of September 26, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)	On August 9, 2012, Sotheby's filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

(ii)	On August 17, 2012, Sotheby's filed a current report on Form 8-K under Item 2.03, "Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant."

(iii)	On September 6, 2012, Sotheby's filed a current report on Form 8-K under Item 1.01, "Entry Into a Material Definitive Agreement."

(iv)	On September 17, 2012, Sotheby's filed a current report on Form 8-K under Item 8.01, "Other Events."

53#

(v)	On September 18, 2012, Sotheby's filed a current report on Form 8-K under Item 7.01, "Regulation FD Disclosure" and Item 9.01, “Financial Statements and Exhibits.”

(vi)
On September 27, 2012, Sotheby's filed a current report on Form 8-K under Item 1.01, "Entry Into a Material Definitive Agreement," Item 2.03, "Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant," and Item 9.01, “Financial Statements and Exhibits.”

54#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: November 8, 2012

55#

EXHIBIT INDEX

10.1
Consent and Amendment No. 5 to Credit Agreement Amendment dated as of September 6, 2012, by and among Sotheby's (a Delaware corporation), Sotheby's, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's (a company registered in England) and Sotheby's Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the Fronting Lender and the other Lenders, signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender, and the Lenders.

10.2
Amendment No. 6 to Credit Agreement Amendment dated as of September 17, 2012, by and among Sotheby's (a Delaware corporation), Sotheby's, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Theta, Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's (a company registered in England) and Sotheby's Financial Services Limited, as Borrowers and General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the Fronting Lender and the other Lenders, signatory hereto, amends that certain Credit Agreement, dated as of August 31, 2009, by and among the Borrowers, other Credit Parties signatory thereto, the Agent, the Fronting Lender, and the Lenders.

10.3	Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For the Establishment of Sotheby's (Beijing) Auction Co., LTD, dated as of September 3, 2012.

10.4	Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For the Establishment of Sotheby's (Beijing) Auction Co., LTD, amended as of September 26, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

56#